Form 10-Q
period 2017-03-31
AMBAC FINANCIAL GROUP INC
filed 2017-05-10
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”and"emerging growth company" in Rule 12b-2 of the Exchange Act): (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected nto to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of May 5, 2017, 45,228,945 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share data) (March 31, 2017 (Unaudited))	2017	2016
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,303,723 and $5,435,385)	$5,443,999	$5,554,215
Fixed income securities pledged as collateral, at fair value (amortized cost of $64,889 and $64,833)	64,908	64,905
Short-term investments, at fair value (amortized cost of $347,152 and $430,827)	347,055	430,788
Other investments (includes $447,487 and $420,304 at fair value)	478,688	450,307
Total investments	6,334,650	6,500,215
Cash and cash equivalents	118,772	91,025
Receivable for securities	2,815	2,090
Investment income due and accrued	27,288	26,023
Premium receivables	652,677	661,337
Reinsurance recoverable on paid and unpaid losses	34,273	30,418
Deferred ceded premium	63,336	69,624
Subrogation recoverable	679,974	684,731
Loans	4,237	4,160
Derivative assets	74,397	77,742
Insurance intangible asset	931,159	962,080
Other assets	77,294	158,423
Variable interest entity assets:
Fixed income securities, at fair value	2,663,719	2,622,566
Restricted cash	5,005	4,873
Loans, at fair value	11,015,305	10,658,963
Derivative assets	75,459	80,407
Other assets	3,200	1,025
Total assets	$22,763,560	$22,635,702
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$924,686	$967,258
Loss and loss expense reserves	4,510,329	4,380,769
Ceded premiums payable	40,201	42,529
Obligations under investment agreements	—	82,358
Deferred taxes	1,746	1,720
Current taxes	25,936	14,280
Long-term debt	1,015,526	1,114,405
Accrued interest payable	396,924	421,975
Derivative liabilities	244,235	319,286
Other liabilities	67,881	76,589
Payable for securities purchased	15,983	1,084
Variable interest entity liabilities:
Accrued interest payable	3,006	859
Long-term debt, at fair value	11,564,054	11,155,936
Derivative liabilities	2,064,105	2,078,601
Other liabilities	32	29
Total liabilities	20,874,644	20,657,678
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,275,982 and 45,194,954	453	452
Additional paid-in capital	196,788	195,267
Accumulated other comprehensive income (loss)	(2,775)	(38,990)
Retained earnings	1,431,397	1,557,681
Treasury stock, shares at cost: 47,037 and 22,458	(1,057)	(496)
Total Ambac Financial Group, Inc. stockholders’ equity	1,624,806	1,713,914
Noncontrolling interest	264,110	264,110
Total stockholders’ equity	1,888,916	1,978,024
Total liabilities and stockholders’ equity	$22,763,560	$22,635,702
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2017	2016
Revenues:
Net premiums earned	$47,613	$52,800
Net investment income:
Securities available-for-sale and short-term	73,150	57,982
Other investments	8,409	2,839
Total net investment income	81,559	60,821
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(21,154)	(48,070)
Portion of other-than-temporary impairment recognized in other comprehensive income	17,212	38,736
Net other-than-temporary impairment losses recognized in earnings	(3,942)	(9,334)
Net realized investment gains (losses)	(4,896)	1,102
Change in fair value of credit derivatives:
Realized gains and other settlements	199	252
Unrealized gains (losses)	853	12,614
Net change in fair value of credit derivatives	1,052	12,866
Net gains (losses) on interest rate derivatives	(1,514)	(83,424)
Net realized gains (losses) on extinguishment of debt	2,741	1,235
Other income (expense)	(86)	7,999
Income (loss) on variable interest entities	3,701	(27,163)
Total revenues	126,228	16,902
Expenses:
Losses and loss expenses (benefit)	135,011	(105,281)
Insurance intangible amortization	37,525	50,890
Operating expenses	27,980	28,009
Interest expense	31,572	30,430
Total expenses	232,088	4,048
Pre-tax income (loss)	(105,860)	12,854
Provision for income taxes	19,581	3,439
Net income (loss)	(125,441)	9,415
Less: net gain (loss) attributable to noncontrolling interest	—	—
Net income (loss) attributable to common shareholders	$(125,441)	$9,415
Other comprehensive income (loss), after tax:
Net income (loss)	$(125,441)	$9,415
Unrealized gains (losses) on securities, net of deferred income taxes of $0	21,335	59,791
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	12,593	(17,781)
Changes to postretirement benefit, net of tax of $0	2,287	787
Total other comprehensive income (loss), net of tax	36,215	42,797
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$(89,226)	$52,212
Net income (loss) per share attributable to Ambac Financial Group, Inc. common stockholders
Basic	$(2.77)	$0.21
Diluted	$(2.77)	$0.21
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2017	$1,978,024	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)	$264,110
Total comprehensive income	(89,226)	(125,441)	36,215	—	—	—	—	—
Adjustment to initially apply ASU 2016-09	(137)	(137)	—	—	—	—	—	—
Stock-based compensation	1,521	—	—	—	—	1,521	—	—
Cost of shares (acquired) issued under equity plan	(1,267)	(706)	—	—	—	—	(561)	—
Balance at March 31, 2017	$1,888,916	$1,431,397	$(2,775)	$—	$453	$196,788	$(1,057)	$264,110

Balance at January 1, 2016	$1,958,346	$1,478,439	$15,215	$—	$450	$190,813	$(118)	$273,547
Total comprehensive income	52,212	9,415	42,797	—	—	—	—	—
Adjustment to initially apply ASU 2014-13	—	6,442	—	—	—	—	—	(6,442)
Stock-based compensation	1,082	—	—	—	—	1,082	—	—
Cost of shares (acquired) issued under equity plan	(9)	(115)	—	—	—	—	106	—
Balance at March 31, 2016	$2,011,631	$1,494,181	$58,012	$—	$450	$191,895	$(12)	$267,105
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(125,441)	$9,415
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	270	303
Amortization of bond premium and discount	(36,178)	(26,336)
Share-based compensation	1,521	1,082
Deferred income taxes	26	(446)
Current income taxes	11,550	(2,479)
Unearned premiums, net	(36,272)	(77,229)
Losses and loss expenses, net	131,188	800,823
Ceded premiums payable	(2,328)	(6,156)
Investment income due and accrued	(1,250)	(124)
Premium receivables	8,630	49,507
Accrued interest payable	4,866	16,152
Amortization of insurance intangible assets	37,525	50,890
Net mark-to-market (gains) losses	(853)	(12,614)
Net realized investment gains	4,896	(1,102)
Other-than-temporary impairment charges	3,942	9,334
(Gain) loss on extinguishment of debt	(2,741)	(1,235)
Variable interest entity activities	(3,701)	27,163
Other, net	1,704	(8,872)
Net cash provided by (used in) operating activities	(2,646)	828,076
Cash flows from investing activities:
Proceeds from sales of bonds	305,541	136,175
Proceeds from matured bonds	227,741	297,619
Purchases of bonds	(439,473)	(1,002,314)
Proceeds from sales of other invested assets	121,353	3,061
Purchases of other invested assets	(139,561)	(15,690)
Change in short-term investments	83,550	(211,036)
Loans, net	(77)	97
Change in cash collateral receivable	9,615	(29,788)
Other, net	(1,112)	8,001
Net cash provided by (used in) investing activities	167,577	(813,875)
Cash flows from financing activities:
Paydowns of a secured borrowing	(10,355)	(8,871)
Payments for investment agreement draws	(82,358)	—
Payments for extinguishment of long-term debt	(43,666)	(11,453)
Tax payments related to shares withheld for share-based compensation plans	(1,268)	(10)
Net cash used in financing activities	(137,647)	(20,334)
Effect of foreign exchange on cash and cash equivalents	463	(469)
Net cash flow	27,747	(6,602)
Cash and cash equivalents at beginning of period	91,025	35,744
Cash and cash equivalents end of period	$118,772	$29,142

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$8,295	$6,477
Interest on long-term debt and investment agreements	28,791	7,995
Non-cash financing activities:
Decrease in long-term debt as a result of an exchange for investment securities	$55,426	$—
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2017 First Quarter FORM 10-Q |

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
Ambac’s financial guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”) and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac's subsidiaries from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account (as defined below) and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the terms of its Auction Market Preferred Shares and the terms of agreements entered into with the Segregated Account. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
Ambac’s financial services business segment is conducted through subsidiaries of Ambac Assurance, which provide financial products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. These businesses are in active runoff, which is being effectuated by transaction terminations, settlements and scheduled amortization of contracts. The last remaining investment agreement matured in March 2017. The Financial Services business also maintains interest rate derivatives to mitigate interest rate risk in the insured and investment portfolios of the Financial Guarantee segment.
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
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Net par exposure as of March 31, 2017 for policies allocated to the Segregated Account was $11,274,275. Policy obligations not allocated to the Segregated Account remain in the General Account of Ambac Assurance, and such policies in the General Account are not subject to and, therefore, are not directly impacted by the Segregated Account Rehabilitation Plan.
To pay claims and other liabilities, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”). In addition, certain operating and administrative

| Ambac Financial Group, Inc. 5 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

costs and expenses of the Segregated Account are reimbursable by Ambac Assurance pursuant to the Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance, as amended (the “Cooperation Agreement”). Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At March 31, 2017, Ambac Assurance’s surplus as regards to policyholders exceeded the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
Ambac Assurance is evaluating the possibility of entering into, and may seek to enter into, one or more transactions to improve the financial condition of Ambac Assurance which may, subject to OCI approval, lead to the conclusion of the Segregated Account Rehabilitation Proceedings. In pursuing this objective, Ambac Assurance may seek to monetize certain assets, restructure, purchase, modify or exchange certain outstanding obligations, extinguish or modify certain contractual restrictions, and/or commute or reduce insured exposures, and is also discussing with OCI potential options for addressing outstanding Segregated Account and other obligations. Separately from or in connection with any such transaction we may seek to further optimize our capital and corporate structure to unlock shareholder value.
While the terms, conditions, and timing of a potential conclusion of the Segregated Account Rehabilitation Proceedings are in the sole discretion of the OCI, and subject to the approval of the Rehabilitation Court, Ambac Assurance has discussed, and is currently actively engaged in discussions, with counterparty creditors and OCI concerning a potential transaction pursuant to which outstanding Deferred Amounts and surplus notes, in each case including accrued interest, would be exchanged for or satisfied with cash, securities, or other instruments, assets or means. No assurance can be given that an agreement with respect to any such potential transaction will be reached or consummated.
On April 10, 2017, the Rehabilitator issued a statement indicating that the Special Deputy Commissioner ("SDC") has engaged in discussions with Ambac Assurance, policy beneficiaries, and other stakeholders to advance the goal of achieving a durable exit from Rehabilitation by the Segregated Account and, as a result, the SDC has recommended to the Rehabilitator that Ambac Assurance be allowed to further engage with stakeholders in an effort to reach a comprehensive consensual agreement for a durable plan of exit from Rehabilitation by the Segregated Account. According to the statement, the Rehabilitator agreed with such recommendation, recognizing that any such plan is subject to further review and that it will need to be approved by the Rehabilitator as well as the Rehabilitation Court. In his April 10th statement, the Rehabilitator also indicated that if a consensual plan acceptable to the Rehabilitator is not developed within sixty days from that time, the Rehabilitator may pursue a plan that he believes will provide for a durable exit and that is protective of policyholders. OCI has not specified a course of action to address Segregated Account or other obligations or to conclude the Segregated Account Rehabilitation Proceedings.
The Rehabilitator further indicated in the April 10, 2017 statement that he and the SDC are supportive of Ambac Assurance’s efforts to continue, over sixty days from that time, to work diligently to reach an agreement for a durable plan which will enable the Segregated Account to exit from Rehabilitation. The SDC is continuing to monitor this process closely and the Rehabilitator reserves the right to take all actions allowed or required under applicable law with respect to the Segregated Account, including the pursuit of the Rehabilitator's own aforementioned exit plan.
As of the date of this filing, Ambac Assurance has not reached any agreement on the terms of a potential transaction, and we cannot provide assurance that any such transaction will be entered into by Ambac Assurance within the timeframe allowed by OCI, or if it is, as to the ultimate timing, terms or conditions of any such transaction, or as to whether it could lead to the conclusion of the Segregated Account Rehabilitation Proceedings. Any such transaction would remain subject to the prior approval of the board of Ambac Assurance, OCI and the Rehabilitation Court and may require third party consents, which may not be obtained. OCI retains the authority, subject to the approval of the Rehabilitation Court, to address Segregated Account obligations without the agreement of Ambac Assurance or its board of directors. Moreover, even if the Segregated Account Rehabilitation Proceedings could be brought to a successful conclusion, there can be no assurance that any level of capital deemed sufficient by OCI to permit such conclusion will be sufficient to cover all future losses, whether currently anticipated or unanticipated.
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

| Ambac Financial Group, Inc. 6 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

net operating loss carry-forwards. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative.
As a result of uncertainties associated with the aforementioned oversight by the Rehabilitator of the Segregated Account, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the three months ended March 31, 2017 and the year ended December 31, 2016, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
Ballantyne Litigation
On March 25, 2017, Ambac UK agreed in principle to a confidential settlement of litigation brought by Ambac UK in the name of Ballantyne Re plc ("Ballantyne") against J.P. Morgan Investment Management Inc. ("JPMIM") relating to the management of Ballantyne’s investment accounts, which were funded with the proceeds of notes issued in 2006 in connection with a structured reinsurance transaction and guaranteed in part by Ambac UK. On April 11, 2017, Ambac UK, Ballantyne and JPMIM signed a settlement agreement. Pursuant to the settlement, Ballantyne received a payment of $325,600 from JPMIM in return for releases of all claims by Ballantyne and Ambac UK. As a result of the settlement, Ambac recognized an incremental benefit through a reduction losses and loss expenses of approximately $91,600 in the first quarter of 2017. The full benefit was partially offset by approximately $18,300 of losses related to other changes in assumptions, resulting in a net benefit of approximately $73,300. Ambac had previously included an estimated benefit through a reduction of loss and loss expense reserves of approximately $53,000 related to our probability weighted estimate of the value of the litigation. The total $144,600 benefit recognized from the settlement of the litigation will reduce the ultimate Ballantyne claims Ambac UK is expecting to pay and not result in a direct cash payment to Ambac UK.
Puerto Rico
On March 13, 2017, the Financial Management and Oversight Board for Puerto Rico (the "Oversight Board") certified the 10-year Fiscal and Economic Growth Plan ("FEGP") for the Commonwealth of Puerto Rico (the “Commonwealth"). The certified FEGP, among other things, was intended to provide Commonwealth creditors a base from which to progress consensual negotiations under Title VI of the Puerto Rico Oversight, Management and Economic Stability Act ("PROMESA"). However, the certified FEGP implied a 77% discount to all debt service due to be paid by the Commonwealth and its instrumentalities covered by the FEGP over the ten-years of the plan (FY2017-2026). The FEGP did not provide details regarding its underlying assumptions and data, expense definitions, cause of expense growth or accounting adjustments and did not include any restructuring proposals. These deficiencies of the FEGP, when combined with the absence of sufficient projected cash flows for debt service, increased the uncertainty of whether successful consensual negotiations can be reached.
On April 28, 2017, the Fiscal Agency and Financial Advisory Authority of Puerto Rico (“FAFAA”) released a restructuring proposal covering General Obligation (“GO”), GO‐guaranteed, Puerto Rico Sales Tax Financing Corporations ("COFINA"), Puerto Rico Highway and Transportation Authority ("HTA"), Puerto Rico Infrastructure Financing Authority ("PRIFA") and Puerto Rico Convention Center District Authority ("CCDA") bonds. Under the proposal, bondholders would receive a “senior bond” based on amounts expected to be available for debt service under the FEGP and a “cash flow bond” that would allow for additional payments if amounts available for debt service exceeded FEGP forecasts. FAFAA’s proposal further provides that GO and GO‐guaranteed bondholders would receive a maximum recovery of 77% (52% senior bond, 25% cash flow bond), COFINA bondholders would receive a maximum recovery of 58% (39% senior bond, 19% cash flow bond), and HTA, CCDA, PRIFA, and Metropolitan Bus Authority bondholders would receive a maximum recovery of 30% (0% senior bond, 30% cash flow bond). Recoveries relating to the cash flow bond component could be lower depending upon future surpluses at the General Fund and future new money GO bond issuances. The proposal was premised only on the cash available for debt service included in the certified FEGP, despite challenges from creditors and repeated calls for a review and adjustment of the assumptions underlying such Plan. Among other infirmities, the proposal lacks any textured narrative or economic or financial logic for treating Senior and Junior tranches within the COFINA structure as pari passu obligations and fails to explain how the allocation of cashflow between GO and GO‐guaranteed bonds and COFINA bonds was derived. The proposal was summarily rejected by affected bondholders.

On April 29, 2017, the Commonwealth enacted the Fiscal Plan Compliance Act, also known as Act No. 26 (the “Fiscal Plan Compliance Act” or “Act 26-2017”). Articles 4.01 and 4.02 of Chapter 4 of the Fiscal Plan Compliance Act order all public corporations, agencies and instrumentalities of the Government of Puerto Rico to transfer their revenue surplus to the Commonwealth Treasury, after covering operational expenses and obligations, as per the expense budget recommended by the Office of Management and Budget of Puerto Rico for each fiscal year. Article 4.01 further states that such funds would be considered “available resources” for the Commonwealth and would be deposited in the Commonwealth’s General Fund to meet the liquidity requirements contemplated in the FEGP. Article 4.02 empowers a committee composed of the Executive Director of the Fiscal Agency and Financial Advisory Authority of Puerto Rico, the Secretary of the Puerto Rico Treasury Department and the Executive Director of the Office of Management and Budget of Puerto Rico to determine the amount each public corporation and instrumentality would contribute. Such committee is also empowered to revise the sources of revenue of the public corporations, agencies and instrumentalities and adjust, increase or reduce any of their charges, fees, tariffs and similar revenues, with the objective of complying with the metrics stated in the FEGP.

| Ambac Financial Group, Inc. 7 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Article 4.03 of Chapter 4 of Act 26-2017, “Exclusions”, explicitly excludes certain entities from coverage of Articles 4.01 and 4.02, including the University of Puerto Rico, the Public Corporation for the Supervision and Insurance of Cooperatives (COSSEC), and funds from public corporations and entities received by private entities for community-related objectives.

While Article 4.03 does not explicitly exclude COFINA from coverage of such Articles 4.01 and 4.02, as it does with other entities, it does state that the Executive Branch shall be authorized to use the COFINA funds, occasionally, solely as a last alternative, and subject to the filing of a sworn certification before the Legislative Assembly. Such sworn certification, which, according to Article 4.03 shall not be interpreted to give the Executive Branch indefinite use of the COFINA funds, must establish the need, term and amount of funds that will be used to cover significant occasional cash flow deficits to comply with the FEGP. An Explicative Declaration of Act 26-2017 signed by the Governor of Puerto Rico on April 29, 2017, however, states that because COFINA does not generate surpluses, the dispositions of Chapter 4 are not applicable to COFINA. Moreover, the Explicative Declaration states that the Fiscal Plan Compliance Act does not refer to other revenues from public corporations except for those determined by fee adjustments of the corporations specifically included in the FEGP. Given that the statements in the Explicative Declaration seem to contradict the statutory language of Articles 4.01, 4.02 and 4.03, it is not clear how some of the provisions of Fiscal Plan Compliance Act will be implemented.

In its Chapter 6, the Fiscal Plan Compliance Act also requires that, commencing July 1, 2017, all special funds and other revenues of dependencies and public corporations must be deposited with the Puerto Rico Treasury. The Puerto Rico Secretary of Treasury is authorized to establish the order of priority for the disbursement of payments chargeable to the special funds and other revenues, in accordance with the approved budget and the Fiscal Plan.

On May 1, 2017, Ambac Assurance sent COFINA a notice of failures to comply with covenants and events of default under COFINA’s bond resolution and enabling legislation. Among other things, Ambac Assurance stated that the Commonwealth had violated its covenant not to interfere with COFINA’s ability to meet its obligations to its bondholders by enacting the Fiscal Plan Compliance Act; that COFINA had violated its covenant to defend, preserve, and protect the COFINA structure and the rights of COFINA’s bondholders; and that both covenant violations were incurable and therefore constituted immediate Events of Default under the COFINA resolution. Also on May 1, 2017, the COFINA trustee, Bank of New York Mellon (“BNY”), sent a letter to COFINA and the Puerto Rico Fiscal Agency and Financial Advisory Authority stating that the Fiscal Plan Compliance Act was inconsistent with COFINA’s and the Commonwealth’s covenants under COFINA’s resolution and enabling legislation, and seeking a response detailing any curative action either intended to take. On May 4, 2017, BNY sent COFINA a notice of default arising out of the Fiscal Plan Compliance Act, and stated that the defaults by COFINA and the Commonwealth would be deemed Events of Default under the COFINA resolution if left uncured within 30 days of Ambac’s May 1, 2017 letter noticing the defaults. Later on May 4, 2017, Ambac Assurance, together with certain holders of senior COFINA bonds, sent a letter to BNY demanding immediate acceleration of all senior bonds issued by COFINA.
In response to letter requests from Governor Rossello, the Oversight Board commenced a Title III proceeding for the Commonwealth of Puerto Rico on May 3, 2017 and for COFINA on May 5, 2017. It is currently unclear which additional Commonwealth entities and instrumentalities, if any, will pursue a plan of adjustment of their debts under Title III or continue to pursue consensual debt restructuring pursuant to Title VI of PROMESA. As part of the Title III filings for the Commonwealth and COFINA, the Oversight Board noted that the Oversight Board and the Commonwealth intend to continue pursuing consensual negotiations under the protection of the Title III automatic stay. No assurances can be given that consensual resolutions will be achieved with respect to the Commonwealth’s or COFINA’s obligations or those of any other Puerto Rico instrumentality. In addition, given that the Title III filings are the first two under PROMESA, Ambac is uncertain how the Title III process will be implemented and to what extent the rights of Ambac Assurance will be respected as part of that process.
Ambac Assurance is party to seven litigations related to its Puerto Rico exposures, including two litigations challenging the constitutionality and legality of the FEGP and the Fiscal Plan Compliance Act, discussed below under Note 11. Commitments and Contingencies.” Ambac Assurance filed several of those cases to protect and assert its rights under transaction documents and applicable law. Ambac Assurance has also intervened in the Lex Claims litigation to defend the COFINA structure against a challenge by certain GO bondholders. Some or all of the claims asserted in the cases against the Commonwealth or its officials or instrumentalities may be stayed under Title III of PROMESA. Accordingly, Ambac is unable to predict when and how the issues raised in those cases will be resolved. If we are unsuccessful with any of these challenges, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a material negative impact.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. Primarily as a result of the continued uncertainty and volatility of the situation in Puerto Rico, Ambac incurred through losses and loss expenses a $169,400 expense associated with its Public Finance insured portfolio in the three months ended March 31, 2017. The majority of this incurred expense is attributable to increasing reserves for potential future losses, including estimated payments to commute certain exposures and expenses associated with mitigating and remediating such potential losses. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. For public finance credits, including Puerto Rico as well as other issuers, for which Ambac has an estimate of expected loss at March 31, 2017, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1.6 billion. However, there can be no assurance that losses may not exceed such amount.

| Ambac Financial Group, Inc. 8 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed its significant accounting policies in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. All intercompany balances and transactions have been eliminated. The results of operations for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet was derived from audited financial statements.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $6,465 and $(6,241) for the three months ended March 31, 2017 and 2016. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro. The significant components of foreign currency transaction gains/(losses), including the respective classifications in the Consolidated Statement of Total Comprehensive Income, are as follows:

•	Remeasurement of loss reserves, classified in Loss and loss expenses, in the amount of $5,827 and $(10,081) for the three months ended March 31, 2017 and 2016, respectively;

•
Sales of investment securities and the unrealized gains (losses) of trading and short-term investment securities, classified in Net realized investment gains, in the amount of $1,916 and $2,783 for the three months ended March 31, 2017 and 2016, respectively;

•	Remeasurement of premium receivables, classified in Other income, in the amount of $(560) and $2,709 for the three months ended March 31, 2017 and 2016, respectively;

•
Remeasurement of credit derivative liabilities, classified in Net change in fair value of credit derivative, in the amount of $(706) and $(1,024) for the three months ended March 31, 2017 and 2016, respectively; and

•	Remeasurement of cash held, classified in Other income, in the amount of $(12) and $(628) for the three months ended March 31, 2017 and 2016, respectively.
Reclassifications:
Certain reclassifications may have been made to prior years' amounts to conform to the current year's presentation.
Recently Adopted Accounting Standards:
Effective January 1, 2017, Ambac adopted the following accounting standards:

| Ambac Financial Group, Inc. 9 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Consolidation of Variable Interest Entities - Decision Makers
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control. The new guidance changes how a reporting entity that is a single decision maker for a VIE will consider its indirect interests in that VIE when determining whether the reporting entity is the primary beneficiary and should consolidate the VIE. Under previous GAAP, a single decision maker in a VIE is required to consider an indirect interest held by a related party under common control in its entirety. Under the new ASU, the single decision maker will consider the indirect interest on a proportionate basis. Adoption of this ASU did not have an impact on Ambac's financial statements.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The objective of this ASU is to improve and simplify the accounting for employee share-based payment accounting. The amendments are as follows: (i) recognizing excess tax benefits and tax deficiencies as income tax expense, (ii) recognizing excess tax benefits regardless of whether it reduces taxes payable in the current period, (iii) classifying excess tax benefits related to share-based payments along with other income tax cash flows as an operating activity on the statement of cash flows, (iv) for purposes of accruing compensation costs, allowing companies to make an accounting policy election to either: a) estimate forfeitures or b) account for forfeitures as they occur, which Ambac elected to do upon adoption, (v) to qualify for equity classification treatment, permitting tax withholding by employees up to the maximum statutory tax rate and (vi) classifying cash paid by an employer to a taxing authority when directly withholding shares as a financing activity on the statement of cash flows. Adoption of this ASU did not have a material impact on Ambac's financial statements.
Equity Method of Accounting
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting. This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively as if the equity method had been in effect during all previous periods that the investment had been owned. The ASU will now require that at the date an available-for-sale equity security becomes qualified for the equity method of accounting, the reporting entity will recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income. Adoption of this ASU did not have an impact on Ambac's financial statements.
Contingent Put and Call Options in Debt Instruments
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments. Previous accounting rules required that embedded derivatives be separated from the host contract in a financial instrument and accounted for separately as derivatives if certain criteria are met. One of these criteria is that the economic characteristics and risks of the embedded derivatives are not "clearly and closely related" to the host contract. The objective of the ASU is to resolve diversity in practice in assessing embedded contingent put and call options. The ASU clarifies what steps are required when assessing whether the economic characteristics and risk of put and call options are clearly and closely related to their debt host contracts. Adoption of this ASU did not have an impact on Ambac's financial statements.
Future Application of Accounting Standards:
Premium Amortization on Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for the premium on callable debt securities to the earliest call date. Under current GAAP, a reporting entity generally amortizes the premium as yield adjustment over the contractual life (i.e. maturity) of the debt security and if that debt security is called, the entity would record a loss equal to the unamortized premium. The ASU does not change the accounting for callable debt securities held at a discount, which will continue to be amortized to maturity. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The ASU must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We have not determined whether Ambac will early adopt this ASU and are evaluating the impact on Ambac's financial statements.
Net Periodic Pension and Postretirement Costs
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The objective of the ASU is to increase transparency in the reporting of net pension cost and net postretirement cost (collectively "net benefit cost"). The ASU requires that the service cost component of net benefit cost be reported on the same line item as other compensation costs arising from services rendered by employees. It further requires that the other components of net benefit costs (i.e. interest costs, amortization of prior service cost, etc.) be presented separately from the service cost component and outside the subtotal of income from operations, if one is presented. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. Ambac will adopt this ASU on January 1, 2018. The adoption of this ASU is not expected to have a consequential impact on Ambac's financial statements.

| Ambac Financial Group, Inc. 10 2017 First Quarter FORM 10-Q |

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

| Ambac Financial Group, Inc. 11 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

payable and insurance intangible assets. For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation.
As of March 31, 2017 consolidated FG VIE assets and liabilities relating to 12 consolidated entities were $13,762,688 and $13,631,197, respectively. As of December 31, 2016, consolidated FG VIE assets and liabilities relating to 12 consolidated entities were $13,367,834 and $13,235,425, respectively. As of March 31, 2017, eight and four consolidated FG VIEs related to transaction insured by Ambac UK and Ambac Assurance and eight and four as of December 31, 2016. As of March 31, 2017, FG VIE assets and liabilities of $13,362,738 and $13,244,407 and as of December 31, 2016, FG VIE assets and liabilities of $12,950,009 and $12,833,466 related to transactions guaranteed by Ambac UK. The remaining balance of consolidated FG VIE assets and liabilities are related to transactions guaranteed by Ambac Assurance. Ambac is not primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of most consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
Below is a schedule detailing the change in fair value of the various financial instruments within the consolidated FG VIEs, along with gains (losses) from consolidating and deconsolidating FG VIEs, that together comprise Income (loss) on variable interest entities for for the affected periods:

Three Months Ended March 31,	2017	2016
Income (loss) on changes related to:
Net fair value of VIE assets and liabilities	$3,701	$(27,163)
Consolidation / Deconsolidation	—	—
Income (loss) on Variable Interest Entities	$3,701	$(27,163)
Ambac consolidated zero and deconsolidated zero VIEs for the three months ended March 31, 2017 and 2016.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Investments:
Corporate obligations	$2,663,719	$2,622,566
Total variable interest entity assets: fixed income securities	$2,663,719	$2,622,566
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of March 31, 2017 and December 31, 2016:

	Estimated fair value	Unpaid principal balance
March 31, 2017:
Loans	$11,015,305	$7,726,235
Long-term debt	11,564,054	8,960,947
December 31, 2016:
Loans	$10,658,963	$7,641,756
Long-term debt	11,155,936	8,854,530
Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to a special purpose entity. The business purpose of this entity was to provide certain financial guarantee clients with funding for their debt obligations. This special purpose entity was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity was contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac has not consolidated this entity because Ambac Assurance’s policies issued to this entity were allocated to the Segregated Account, thereby limiting Ambac’s control over the entity's most significant economic activities. Ambac has elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial

| Ambac Financial Group, Inc. 12 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At March 31, 2017 and December 31, 2016 the fair value of this entity was $7,039 and $7,382, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of debt outstanding was $395,490 and $388,950 at March 31, 2017 and December 31, 2016, respectively. In each case, Ambac sold assets to this entity. The assets are composed of utility obligations with a weighted average rating of BBB+ at March 31, 2017 and weighted average life of 4.9 years. The purchase by this entity of financial assets was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of March 31, 2017 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

•
Insurance premiums paid to Ambac Assurance by this entity is earned in a manner consistent with other insurance policies, over the risk period. Additionally, any losses incurred on such insurance policies are included in Ambac’s Consolidated Statements of Total Comprehensive Income (Loss). Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

In July 2015, Ambac Assurance entered into a secured borrowing transaction whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). Although the Securities were legally sold to the Trust, the Securities will remain in Invested assets on the Consolidated Balance Sheets. Refer to Note 8. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate secured by and entitling the Issuer to all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8%. Both the Trust and the Issuer are consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $92,311 and $102,403 as of March 31, 2017 and December 31, 2016, respectively, and is reported in Long-Term Debt on the Consolidated Balance Sheets.
Variable Interests in Non-Consolidated VIEs
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports its interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $31,201 and $30,003 as of March 31, 2017 and December 31, 2016, respectively.

| Ambac Financial Group, Inc. 13 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of March 31, 2017 and December 31, 2016:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
March 31, 2017:
Global structured finance:
Collateralized debt obligations	$719,106	$202	$3,236	$(147,064)
Mortgage-backed—residential	14,325,870	717,384	3,151,852	—
Other consumer asset-backed	2,366,997	26,376	304,839	—
Other commercial asset-backed	1,599,921	62,885	63,865	—
Other	2,960,327	62,761	342,402	11,262
Total global structured finance	21,972,221	869,608	3,866,194	(135,802)
Global public finance	25,512,967	343,033	362,261	(9,075)
Total	$47,485,188	$1,212,641	$4,228,455	$(144,877)

December 31, 2016:
Global structured finance:
Collateralized debt obligations	$761,451	$218	$3,319	$(145,402)
Mortgage-backed—residential	14,859,909	725,106	3,118,892	—
Other consumer asset-backed	2,391,604	26,758	302,335	—
Other commercial asset-backed	1,686,256	66,277	64,961	—
Other	2,963,521	66,091	412,929	13,347
Total global structured finance	22,662,741	884,450	3,902,436	(132,055)
Global public finance	25,608,471	338,587	359,142	(8,827)
Total	$48,271,212	$1,223,037	$4,261,578	$(140,882)

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

| Ambac Financial Group, Inc. 14 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Three Months Ended March 31, 2017:
Beginning Balance	$118,863	$9,367	$(167,220)	$(38,990)
Other comprehensive income before reclassifications	12,500	—	12,593	25,093
Amounts reclassified from accumulated other comprehensive income	8,835	2,287	—	11,122
Net current period other comprehensive income (loss)	21,335	2,287	12,593	36,215
Balance at March 31, 2017	$140,198	$11,654	$(154,627)	$(2,775)

Three Months Ended March 31, 2016:
Beginning Balance	$50,963	$9,344	$(45,092)	$15,215
Other comprehensive income before reclassifications	51,562	—	(17,781)	33,781
Amounts reclassified from accumulated other comprehensive income	8,229	787	—	9,016
Net current period other comprehensive income (loss)	59,791	787	(17,781)	42,797
Balance at March 31, 2016	$110,754	$10,131	$(62,873)	$58,012

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended March 31,
	2017	2016
Unrealized Gains (Losses) on Available-for-Sale Securities
	$8,835	$8,229	Net realized investment (losses) gains and other-than-temporary impairment losses
	—	—	Tax (expense) benefit
	$8,835	$8,229	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(241)	$(166)	Operating expenses (2)
Actuarial (losses)	2,528	953	Operating expenses (2)
	2,287	787	Total before tax
	—	—	Tax (expense) benefit
	2,287	787	Net of tax and noncontrolling interest
Total reclassifications for the period	$11,122	$9,016	Net of tax and noncontrolling interest

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Total Comprehensive Income (Loss).

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
5. NET INCOME PER SHARE
On May 1, 2013, pursuant to the Second Modified Fifth Amended Plan of Reorganization of Ambac (the "Reorganization Plan"), 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 of warrants were issued. Warrants entitled such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the three months ended March 31, 2017 and 2016, 0 and 0 warrants were exercised, respectively, resulting in an issuance of 0 and 0 shares of common stock, respectively.

| Ambac Financial Group, Inc. 15 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. For the three months ended March 31, 2017, Ambac repurchased 0 warrants at a cost of $0 . As of March 31, 2017, Ambac has repurchased 985,331 warrants totaling $8,092, (average cost of $8.21 per warrant) leaving 4,053,670 warrants outstanding. On November 3, 2016, the Board of Directors of Ambac authorized a $10,000 increase to the warrant repurchase program, bringing the remaining aggregate authorization at March 31, 2017 to $11,939.
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares used for basic earnings per share plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants issued under the Reorganization Plan, vested and unvested options, unvested restricted stock units and performance stock units granted under employee and director compensation plans.
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended March 31,
	2017	2016
Basic weighted average shares outstanding	45,292,253	45,176,978
Effect of potential dilutive shares (1):
Restricted stock units	—	56,902
Performance stock units	—	10,117
Diluted weighted average shares outstanding	45,292,253	45,243,997
Anti-dilutive shares excluded from the above reconciliation:
Stock options	126.667	176,668
Warrants	4,053,670	4,407,537
Restricted stock units	94.204	51,992
Performance stock units (2)	342.456	263,988

(1)
For the three months ended March 31, 2017, Ambac incurred net losses and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was antidilutive.

(2)
Performance stock units are reflected herein at their target issuance amounts. Vesting of these units are contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.

6. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at March 31, 2017 and December 31, 2016, was 2.6% and 2.6% , respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2017 and December 31, 2016, was 9.3 years and 9.0 years, respectively.
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
In structured finance transactions, the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures of insured structured finance obligations, is generally senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees and other parties are required under the Segregated Account Rehabilitation Plan and related court orders to

| Ambac Financial Group, Inc. 16 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. As of March 31, 2017 and December 31, 2016, approximately 22% and 25% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, structured insurance, lease securitizations and student loan transactions, which comprised 7%, 5%, 3% and 3%, of the total premium receivables at March 31, 2017 and 8%, 5%, 4% and 3% of the total premium receivables at December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, $9,198 and $9,186 respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at March 31, 2017.
Below is the gross premium receivable roll-forward for the affected periods:

	Three Months Ended March 31,
	2017	2016
Beginning premium receivable	$661,337	$831,575
Premium receipts	(17,978)	(21,377)
Adjustments for changes in expected and contractual cash flows	1,352	(35,029)
Accretion of premium receivable discount	4,244	5,123
Changes to uncollectable premiums	(12)	5,126
Other adjustments (including foreign exchange)	3,734	(3,340)
Ending premium receivable (1)	$652,677	$782,078

(1)
Gross premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At March 31, 2017 and 2016, premium receivables include British Pounds of $185,204 (£147,726) and $220,662 (£153,536), respectively, and Euros of $34,908 (€32,671) and $47,245 (€41,487), respectively.

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three months ended March 31, 2017 and 2016 was $16,280 and $14,976, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow. The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date (a refunding) or a specified call date (a pre-refunding). Ambac has evaluated the provisions in policies issued on these obligations and determined those insurance policies have not been legally extinguished. For policies with refunding securities, premium revenue recognition is not impacted as the escrowed maturity date is the same as the previous legal maturity date. For policies with pre-refunding securities, the maturity date of the pre-refunded security has been shortened from its previous legal maturity. Although premium revenue recognition has not been accelerated in the period of the pre-refunding, it results in an increase in the rate at which the policy's remaining UPR is to be recognized.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended March 31, 2017
	2017		2016
	Written	Earned	Written	Earned
Direct	$5,584	$52,065	$(24,780)	$56,990
Assumed	—	21	—	21
Ceded	(1,815)	4,473	(6,045)	4,211
Net premiums	$7,399	$47,613	$(18,735)	$52,800

| Ambac Financial Group, Inc. 17 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at March 31, 2017:

	Future premiums to be collected (1)	Future premiums to be earned net of reinsurance (1)
Three months ended:
June 30, 2017	$15,490	$26,449
September 30, 2017	16,958	23,676
December 31, 2017	14,583	20,442
Twelve months ended:
December 31, 2018	61,045	73,108
December 31, 2019	57,574	66,576
December 31, 2020	54,725	62,413
December 31, 2021	48,636	57,214
Five years ended:
December 31, 2026	215,417	233,977
December 31, 2031	172,005	157,264
December 31, 2036	101,505	88,021
December 31, 2041	35,221	30,593
December 31, 2046	16,921	14,783
December 31, 2051	5,250	6,148
December 31, 2056	239	686
Total	$815,569	$861,350

(1)
Future premiums to be collected are undiscounted and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2016. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

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

| Ambac Financial Group, Inc. 18 2017 First Quarter FORM 10-Q |

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
The approaches used to estimate expected future claims and expected future recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to certain material estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at March 31, 2017 and December 31, 2016:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
March 31, 2017:
Loss and loss expense reserves	$2,406,397	$565,369	$2,862,877	$(1,182,839)	$(141,475)	$4,510,329
Subrogation recoverable	581,979	140,242	44,638	(1,446,833)	—	(679,974)
Totals	$2,988,376	$705,611	$2,907,515	$(2,629,672)	$(141,475)	$3,830,355

December 31, 2016:
Loss and loss expense reserves	$2,411,105	$529,703	$2,681,198	$(1,098,096)	$(143,141)	$4,380,769
Subrogation recoverable	583,042	132,139	68,419	(1,468,331)	—	(684,731)
Totals	$2,994,147	$661,842	$2,749,617	$(2,566,427)	$(143,141)	$3,696,038
Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Three Months Ended March 31,
	2017	2016
Beginning gross loss and loss expense reserves	$3,696,038	$2,858,813
Reinsurance recoverable	30,767	44,059
Beginning balance of net loss and loss expense reserves	3,665,271	2,814,754
Losses and loss expenses (benefit):
Current year	1,543	768
Prior year	133,468	(106,049)
Total (1) (2)	135,011	(105,281)
Loss and loss expenses (recovered) paid:
Current year	696	—
Prior year	9,749	(916,206)
Total	10,445	(916,206)
Foreign exchange effect	5,827	(10,081)
Ending net loss and loss expense reserves	3,795,664	3,615,598
Reinsurance recoverable (3)	34,691	27,478
Ending gross loss and loss expense reserves (4)	$3,830,355	$3,643,076

(1)	Total losses and loss expenses (benefit) incurred includes $4,112 and $9,454 for the three months ended March 31, 2017 and 2016, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranties for the three months ended March 31, 2017 and 2016 was $13,797 and $(20,319), respectively.

| Ambac Financial Group, Inc. 19 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(3)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $(418) and $(162) as of March 31, 2017 and 2016, respectively, related to previously presented loss and loss expenses and subrogation.

(4)	Includes Euro denominated gross loss and loss expense reserves of $20,984 (€19,639) and $22,321 (€19,600) at March 31, 2017 and 2016, respectively.
For 2017, the net negative development was primarily the result of negative development in certain public finance transactions and interest accrued on Deferred Amounts partially offset by positive development in certain Ambac UK transactions.
For 2016, the net positive development was primarily the result of the impact of commutations in the student loan portfolio and reduced future claims for the RMBS portfolio partially offset by negative development in certain public finance and Ambac UK transactions and interest accrued on Deferred Amounts.
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at March 31, 2017 and December 31, 2016. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at March 31, 2017 and December 31, 2016 was 2.6% and 2.7%, respectively.

Surveillance Categories as of March 31, 2017
	I/SL	IA	II	III	IV	V	Total
Number of policies	19	20	35	46	166	3	289
Remaining weighted-average contract period (in years) (1)	11	6	13	21	13	5	16
Gross insured contractual payments outstanding:
Principal	$925,810	$345,593	$1,656,293	$2,588,384	$7,581,597	$49,247	$13,146,924
Interest	334,340	74,931	738,349	7,631,485	2,291,449	14,182	11,084,736
Total	$1,260,150	$420,524	$2,394,642	$10,219,869	$9,873,046	$63,429	$24,231,660
Gross undiscounted claim liability (2)	$4,038	$1,463	$87,521	$1,440,449	$6,127,145	$63,429	$7,724,045
Discount, gross claim liability	(410)	(86)	(19,176)	(525,964)	(656,494)	(5,515)	(1,207,645)
Gross claim liability before all subrogation and before reinsurance	3,628	1,377	68,345	914,485	5,470,651	57,914	6,516,400
Less:
Gross RMBS subrogation (3)	$—	$—	$—	$—	$(1,912,844)	$—	$(1,912,844)
Discount, RMBS subrogation	—	—	—	—	19,870	—	19,870
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,892,974)	—	(1,892,974)
Less:
Gross other subrogation (4)	—	—	(17,848)	(161,545)	(630,230)	(12,842)	(822,465)
Discount, other subrogation	—	—	8,826	14,160	59,010	3,771	85,767
Discounted other subrogation, before reinsurance	—	—	(9,022)	(147,385)	(571,220)	(9,071)	(736,698)
Gross claim liability, net of all subrogation and discounts, before reinsurance	3,628	1,377	59,323	767,100	3,006,457	48,843	3,886,728
Less: Unearned premium revenue	(2,324)	(625)	(18,733)	(62,228)	(57,199)	(366)	(141,475)
Plus: Loss expense reserves	10,013	203	521	16,206	58,159	—	85,102
Gross loss and loss expense reserves	$11,317	$955	$41,111	$721,078	$3,007,417	$48,477	$3,830,355
Reinsurance recoverable reported on Balance Sheet (5)	$150	$3	$8,865	$42,314	$(17,059)	$—	$34,273

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(3)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(4)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

| Ambac Financial Group, Inc. 20 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(5)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $34,691 related to future loss and loss expenses and $(418) related to presented loss and loss expenses and subrogation.

Surveillance Categories as of December 31, 2016
	I/SL	IA	II	III	IV	V	Total
Number of policies	19	22	26	43	169	3	282
Remaining weighted-average contract period (in years) (1)	9	8	30	17	14	5	16
Gross insured contractual payments outstanding:
Principal	$918,456	$733,036	$1,992,543	$1,779,889	$7,926,991	$49,247	$13,400,162
Interest	345,802	199,631	7,080,969	1,110,051	2,275,421	14,185	11,026,059
Total	$1,264,258	$932,667	$9,073,512	$2,889,940	$10,202,412	$63,432	$24,426,221
Gross undiscounted claim liability (2)	$3,439	$21,175	$547,550	$861,455	$6,139,060	$63,431	$7,636,110
Discount, gross claim liability	(314)	(1,243)	(331,234)	(256,108)	(710,608)	(5,859)	(1,305,366)
Gross claim liability before all subrogation and before reinsurance	3,125	19,932	216,316	605,347	5,428,452	57,572	6,330,744
Less:
Gross RMBS subrogation (3)	—	—	—	—	(1,926,165)	—	(1,926,165)
Discount, RMBS subrogation	—	—	—	—	19,130	—	19,130
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,907,035)	—	(1,907,035)
Less:
Gross other subrogation (4)	—	—	(14,529)	(118,272)	(593,919)	(12,751)	(739,471)
Discount, other subrogation	—	—	6,526	13,426	56,273	3,854	80,079
Discounted other subrogation, before reinsurance	—	—	(8,003)	(104,846)	(537,646)	(8,897)	(659,392)
Gross claim liability, net of all subrogation and discounts, before reinsurance	3,125	19,932	208,313	500,501	2,983,771	48,675	3,764,317
Less: Unearned premium revenue	(2,394)	(1,807)	(49,578)	(31,785)	(57,194)	(383)	(143,141)
Plus: Loss expense reserves	6,621	339	777	11,036	56,089	—	74,862
Gross loss and loss expense reserves	$7,352	$18,464	$159,512	$479,752	$2,982,666	$48,292	$3,696,038
Reinsurance recoverable reported on Balance Sheet (5)	$120	$6,063	$2,737	$39,352	$(17,854)	$—	$30,418

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(3)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.

(4)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(5)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $30,767 related to future loss and loss expenses and $(349) related to presented loss and loss expenses and subrogation.

Ambac records estimated subrogation recoveries for breaches of representations and warranties (R&W) by sponsors of certain RMBS transactions. For a discussion of the Random Sample approach utilized to estimate R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. R&W subrogation may include estimates of potential sponsor settlements, but have not been subject to a sampling approach. However, such estimates are not material to Ambac’s financial results and therefore are included in the Random Sample section of this table.
Ambac has recorded R&W subrogation recoveries of $1,892,974 (1,864,943 net of reinsurance) and $1,907,035 ($1,878,740 net of reinsurance) at March 31, 2017 and December 31, 2016, respectively. The balance of R&W subrogation recoveries and the related loss reserves, using the Random Sample estimation approach, at March 31, 2017 and December 31, 2016, are as follows:

| Ambac Financial Group, Inc. 21 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Random Sample Approach	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2)(3)	Gross loss reserves after subrogation recoveries
At March 31, 2017	$1,348,141	$(1,892,974)	$(544,833)

At December 31, 2016	$1,351,640	$(1,907,035)	$(555,395)

(1)	Includes unpaid RMBS claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

(2)
The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid and unpaid losses plus the present value of expected future cash flows for each policy. To the extent losses have been paid but not yet fully recovered, the recorded amount of R&W subrogation recoveries may exceed the sum of the unpaid claims and the present value of expected cash flows for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than the sum of unpaid claims and the present value of expected cash flows, the net cash outflow for these policies is recorded as a “Loss and loss expense reserves” liability.

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

Below is the rollforward of R&W subrogation, by random sample estimation approach, for the affected periods:

	Three Months Ended March 31,
	2017	2016
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,907,035	$2,829,575
Changes recognized during the period:
Impact of sponsor actions (1)	—	(995,000)
All other changes (2)	(14,061)	20,498
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,892,974	$1,855,073

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
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three months ended March 31, 2017 and 2016, the insurance intangible amortization expense was $37,525 and $50,890, respectively. As of March 31, 2017 and December 31, 2016, the gross carrying value of the insurance intangible asset was $1,542,845 and $1,534,419, respectively. Accumulated amortization of the insurance intangible asset was $611,686 and $572,339, as of March 31, 2017 and December 31, 2016, respectively, resulting in a net insurance intangible asset of $931,159 and $962,080, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

	2017	2018	2019	2020	2021	Thereafter
Amortization expense (1)	$69,876	$80,522	$72,085	$66,314	$59,899	$582,463

(1)
Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing.

| Ambac Financial Group, Inc. 22 2017 First Quarter FORM 10-Q |

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
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed income securities representing municipal, asset-backed and corporate obligations, certain interest rate swap contracts, and most long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

●	Level 3
Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts written as part of the financial guarantee business, certain uncollateralized interest rate swap contracts, equity interests in Ambac sponsored special purpose entities and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities, loan receivables, and certain long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2017 and December 31, 2016, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 23 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
March 31, 2017:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$456,707	$456,707	$—	$456,707	$—
Corporate obligations	1,774,924	1,774,924	—	1,774,924	—
Foreign obligations	29,463	29,463	28,525	938	—
U.S. government obligations	42,009	42,009	42,009	—	—
U.S. agency obligations	4,018	4,018	—	4,018	—
Residential mortgage-backed securities	2,314,487	2,314,487	—	1,658,670	655,817
Collateralized debt obligations	153,104	153,104	—	153,104	—
Other asset-backed securities	669,287	669,287	—	603,480	65,807
Fixed income securities, pledged as collateral:
U.S. government obligations	64,908	64,908	64,908	—	—
Short term investments	347,055	347,055	245,631	101,424	—
Other investments (2)	478,688	463,023	112,798	—	15,536
Cash and cash equivalents	118,772	118,772	56,724	62,048	—
Loans	4,237	4,227	—	—	4,227
Derivative assets:
Interest rate swaps—asset position	74,397	74,397	—	15,455	58,942
Other assets	7,039	7,039	—	—	7,039
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,663,719	2,663,719	—	—	2,663,719
Restricted cash	5,005	5,005	5,005	—	—
Loans	11,015,305	11,015,305	—	—	11,015,305
Derivative assets:
Currency swaps-asset position	75,459	75,459	—	75,459	—
Total financial assets	$20,298,583	$20,282,908	$555,600	$4,906,227	$14,486,392
Financial liabilities:
Long term debt, including accrued interest	$1,412,450	$1,375,493	$—	$1,057,242	$318,251
Derivative liabilities:
Credit derivatives	14,496	14,496	—	—	14,496
Interest rate swaps—asset position	(2,711)	(2,711)	—	(2,711)	—
Interest rate swaps—liability position	232,013	232,013	—	84,979	147,034
Futures contracts	437	437	437	—	—
Liabilities for net financial guarantees written (1)	3,141,107	5,007,413	—	—	5,007,413
Variable interest entity liabilities:
Long-term debt	11,564,054	11,564,054	—	8,847,412	2,716,642
Derivative liabilities:
Interest rate swaps—liability position	2,064,105	2,064,105	—	2,064,105	—
Total financial liabilities	$18,425,951	$20,255,300	$437	$12,051,027	$8,203,836
| Ambac Financial Group, Inc. 24 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
December 31, 2016:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$374,368	$374,368	$—	$374,368	$—
Corporate obligations	1,802,165	1,802,165	—	1,802,165	—
Foreign obligations	43,135	43,135	42,212	923	—
U.S. government obligations	36,186	36,186	36,186	—	—
U.S. agency obligations	4,060	4,060	—	4,060	—
Residential mortgage-backed securities	2,351,595	2,351,595	—	1,654,882	696,713
Collateralized debt obligations	113,923	113,923	—	113,923	—
Other asset-backed securities	828,783	828,783	—	762,793	65,990
Fixed income securities, pledged as collateral:
U.S. government obligations	64,905	64,905	64,905	—	—
Short term investments	430,788	430,788	371,367	59,421	—
Other investments (2)	450,307	435,238	83,791	—	14,934
Cash and cash equivalents	91,025	91,025	46,587	44,438	—
Loans	4,160	4,066	—	—	4,066
Derivative assets:
Interest rate swaps—asset position	77,206	77,206	—	16,950	60,256
Futures contracts	536	536	536	—	—
Other assets	7,382	7,382	—	—	7,382
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,622,566	2,622,566	—	—	2,622,566
Restricted cash	4,873	4,873	4,873	—	—
Loans	10,658,963	10,658,963	—	—	10,658,963
Derivative assets:
Currency swaps—asset position	80,407	80,407	—	80,407	—
Total financial assets	$20,047,333	$20,032,170	$650,457	$4,914,330	$14,130,870
Financial liabilities:
Obligations under investment agreements	$82,358	$82,333	$—	$—	$82,333
Long term debt, including accrued interest	1,536,352	1,494,340	—	1,147,728	346,612
Derivative liabilities:
Credit derivatives	15,349	15,349	—	—	15,349
Interest rate swaps—asset position	(61,839)	(61,839)	—	(61,839)	—
Interest rate swaps—liability position	365,776	365,776	—	220,587	145,189
Liabilities for net financial guarantees written (1)	3,009,943	4,490,070	—	—	4,490,070
Variable interest entity liabilities:
Long-term debt	11,155,936	11,155,936	—	8,573,716	2,582,220
Derivative liabilities:
Interest rate swaps—liability position	2,078,601	2,078,601	—	2,078,601	—
Total financial liabilities	$18,182,476	$19,620,566	$—	$11,958,793	$7,661,773

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

(2)
Excluded from the fair value measurement categories in the table above are investment funds of $334,689 and $336,513 as of March 31, 2017 and December 31, 2016, respectively, which are measured using NAV per share as a practical expedient.

| Ambac Financial Group, Inc. 25 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Determination of Fair Value:
When available, Ambac uses quoted active market prices specific to the financial instrument to determine fair value, and classifies such items within Level 1. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. In those cases, the items are classified within Level 2. If quoted market prices are not available, fair value is based upon models that use, where possible, current market-based or independently-sourced market parameters. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable.
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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At March 31, 2017, approximately 5%, 83% and 12% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2016, approximately 5%, 82% and 13% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. Among the investments valued using internal valuation models are Ambac insured securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. These securities are internally valued based upon the valuation of Ambac Assurance's surplus notes and comprise 11% and 12% of the portfolio at March 31, 2017 and December 31, 2016, respectively.
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
Valuation Inputs
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: A portion of these securities are guaranteed under policies that are subject to the Segregated Account Rehabilitation Plan and have projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. The fair value of such securities classified as Level 3 was $628,986 and $696,713 at March 31, 2017 and December 31, 2016, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation

| Ambac Financial Group, Inc. 26 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Plan, are to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further description of the Segregated Account Rehabilitation Plan and its impact on the payment of Segregated Account policy claims and surplus note redemptions.
The remaining portion of Level 3 residential mortgage-backed securities are an Ambac-insured re-REMIC containing distressed mortgage-backed securities as collateral, the fair value of which was $26,831 at March 31, 2017. There were $0 such securities classified as Level 3 as of December 31, 2016. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at March 31, 2017 were as follows:

March 31, 2017
a. Coupon rate:	1.48%
b. Average Life:	4.32 years
c. Yield:	10.00%
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $65,807 and $65,990 at March 31, 2017 and December 31, 2016, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at March 31, 2017 and December 31, 2016 include the following weighted averages:

March 31, 2017:		December 31, 2016:
a. Coupon rate:	5.97%	a. Coupon rate:	5.93%
b. Average Life:	17.56 years	b. Maturity:	17.74 years
c. Yield:	13.50%	c. Yield:	13.50%
Other Investments:
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment funds are valued using the net asset value (“NAV”) per share as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 8. Investments for additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
Other investments also includes Ambac's interest in a non-consolidated VIE, which is carried under the equity method. Valuation of this equity interest is internally calculated using a discounted cash flow approach and is classified as Level 3.
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. The fair value of credit derivative liabilities was reduced by $1,810 and $1,924 at March 31, 2017 and December 31, 2016, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swaps may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $42,894 and $44,943 at March 31, 2017 and December 31, 2016, as a result of Ambac CVA adjustments to interest rate derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations.
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

| Ambac Financial Group, Inc. 27 2017 First Quarter FORM 10-Q |

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
Credit Derivatives (“CDS”):
Fair value of Ambac’s CDS is determined using internal valuation models and represents the hypothetical transfer cost of the contract calculated as the difference between the net present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Financial guarantee contracts, including CDS, are typically priced to capture some portion of the spread that would be observed in the capital markets for the underlying (insured) obligation. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps will generally be less than changes in the fair value of the underlying reference obligations.
Key variables used in the valuation of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings and the CVA applied against Ambac Assurance liabilities by market participants. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s portfolio risk management group. Fair values of the underlying reference obligations are obtained from broker quotes when available or are estimated internally using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio.
Ambac reflects changes in reference obligation credit ratings within the fair value of its CDS contracts by changing the percentage of the obligation's market spread (over LIBOR) that would be captured as a CDS fee at the valuation date. We adjust this percentage (“relative change ratio”) in our valuations based on internal rating changes such that the resulting fair value liability of the CDS contract, excluding the effect of Ambac's own credit risk, will increase up to the full amount of the unrealized loss on the reference obligation as the credit rating declines. Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at LIBOR compared to discount rates that incorporate Ambac credit risk.
Information about the above described model inputs used to determine the fair value of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of March 31, 2017 and December 31, 2016 is summarized below:

	March 31, 2017	December 31, 2016
Notional outstanding	$722,492	$737,380
Weighted average reference obligation price	93.8	93.5
Weighted average life (WAL) in years	5.1	5.2
Weighted average credit rating	A-	A-
Weighted average relative change ratio	31.5%	31.6%
CVA percentage	11.10%	11.14%
Fair value of derivative liabilities	$14,496	$15,349
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

| Ambac Financial Group, Inc. 28 2017 First Quarter FORM 10-Q |

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
This methodology is based on management’s expectations of how a market participant would estimate net cash flows. We are aware of a number of factors that may cause such fair or exit value to differ, perhaps materially. For example, (i) since no financial guarantor with Ambac Assurance’s credit quality is writing or otherwise obtaining financial guarantee business (e.g. reinsurance or novation of policies from other insurers) we do not have access to observable pricing data points and (ii) certain segments of Ambac's financial guarantees have been allocated to the Segregated Account and timing of the payments of such liabilities are at the sole discretion of the Rehabilitator.
Long-term Debt:
Long-term debt includes surplus notes issued by Ambac Assurance, surplus notes issued by the Segregated Account of Ambac Assurance and notes outstanding to third parties arising from Ambac Assurance's secured borrowing transaction. The fair values of Ambac Assurance surplus notes and the secured borrowing notes are based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. The fair value of Segregated Account surplus notes are classified as Level 3 and are internally estimated considering market transactions when available and internally developed discounted cash flow models. Internal valuation estimates of Segregated Account surplus notes consider differences in contractual accrued interest and seniority of payment relative to Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan, are to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further description of the Segregated Account Rehabilitation Plan and its impact on the payment of Segregated Account policy claims and surplus note redemptions.
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
European ABS transactions: The fair value of such obligations classified as Level 3 was $2,685,929 and $2,551,278 at March 31, 2017 and December 31, 2016, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at March 31, 2017 and December 31, 2016 include the following weighted averages:

| Ambac Financial Group, Inc. 29 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

March 31, 2017:		December 31, 2016:
a. Coupon rate:	0.43%	a. Coupon rate:	0.46%
b. Maturity:	16.05 years	b. Maturity:	16.16 years
c. Yield:	4.96%	c. Yield:	4.95%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $30,713 and $30,942 at March 31, 2017 and December 31, 2016, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at March 31, 2017 and December 31, 2016, include the following weighted averages:

March 31, 2017:		December 31, 2016:
a. Coupon rate:	5.88%	a. Coupon rate:	5.88%
b. Maturity:	20.60 years	b. Maturity:	20.85 years
c. Yield:	5.95%	c. Yield:	5.86%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at March 31, 2017 and December 31, 2016 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.3% and 3.6% at March 31, 2017 and December 31, 2016, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2017 and 2016. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

| Ambac Financial Group, Inc. 30 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Three Months Ended March 31, 2017:
Balance, beginning of period	$762,703	$7,382	$(100,282)	$2,622,566	$10,658,963	$(2,582,220)	$11,369,112
Total gains/(losses) realized and unrealized:
Included in earnings	9,819	(343)	(2,817)	(5,195)	346,192	(94,407)	253,249
Included in other comprehensive income	6,285	—	—	46,348	183,549	(46,257)	189,925
Purchases	9,851	—	—	—	—	—	9,851
Issuances	—	—	—	—	—	—	—
Sales	(79,319)	—	—	—	—	—	(79,319)
Settlements	(9,793)	—	511	—	(173,399)	6,242	(176,439)
Transfers into Level 3	22,078	—	—	—	—	—	22,078
Balance, end of period	$721,624	$7,039	$(102,588)	$2,663,719	$11,015,305	$(2,716,642)	$11,588,457
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(343)	$(3,017)	$(5,195)	$346,192	$(94,407)	$243,230

Three Months Ended March 31, 2016:
Balance, beginning of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
Total gains/(losses) realized and unrealized:
Included in earnings	12,403	(285)	(7,983)	93,267	160,541	(1,952)	255,991
Included in other comprehensive income	28,019	—	—	(59,100)	(268,402)	72,860	(226,623)
Purchases	91,875	—	—	—	—	—	91,875
Settlements	(4,246)	—	(2,719)	—	(66,222)	106,197	33,010
Transfers into Level 3	94,555	—	—	—	—	—	94,555
Transfers out of Level 3	—	—	—	—	—	214,649	214,649
Balance, end of period	$711,490	$8,411	$(109,894)	$2,622,723	$11,516,241	$(2,788,416)	$11,960,555
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(285)	$(8,245)	$93,267	$160,541	$(1,952)	$243,326

| Ambac Financial Group, Inc. 31 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$65,990	$696,713	$762,703	$—	$488,884	$488,884
Total gains/(losses) realized and unrealized:
Included in earnings	353	9,466	9,819	289	12,114	12,403
Included in other comprehensive income	(279)	6,564	6,285	1,045	26,974	28,019
Purchases	—	9,851	9,851	—	91,875	91,875
Issuances	—	—	—	—	—	—
Sales	—	(79,319)	(79,319)	—	—	—
Settlements	(257)	(9,536)	(9,793)	(255)	(3,991)	(4,246)
Transfers into Level 3	—	22,078	22,078	70,707	23,848	94,555
Balance, end of period	$65,807	$655,817	$721,624	$71,786	$639,704	$711,490
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level 3 - Derivatives by Class:
	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(84,933)	$(15,349)	$(100,282)	$(64,649)	$(34,543)	$(99,192)
Total gains/(losses) realized and unrealized:
Included in earnings	(3,869)	1,052	(2,817)	(20,849)	12,866	(7,983)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	710	(199)	511	(2,467)	(252)	(2,719)
Balance, end of period	$(88,092)	$(14,496)	$(102,588)	$(87,965)	$(21,929)	$(109,894)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(3,869)	$852	$(3,017)	$(20,849)	$12,604	$(8,245)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3. Non-agency RMBS securities transferred into Level 3 in 2017 consist of an Ambac-insured re-REMIC collateralized by distressed mortgage-backed securities. Non-agency RMBS transferred into Level 3 in 2016 consist of certain investments in Ambac-wrapped RMBS securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. Other asset-backed securities transferred into Level 3 in 2016 consist of a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. These invested assets were internally valued as management could not corroborate the reasonableness of third party quotes. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. There were no transfers of derivative instruments into or out of Level 3 in the periods disclosed. All transfers out of Level 3 represent transfers between Level 3 and Level 2 for the periods presented. There were no transfers between Level 1 and Level 2 for the periods presented. All transfers between fair value hierarchy Levels 1, 2, and 3 are recognized at the beginning of each accounting period.

| Ambac Financial Group, Inc. 32 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income or (loss)
Three Months Ended March 31, 2017:
Total gains or losses included in earnings for the period	$9,819	$199	$853	$(3,869)	$246,590	$(343)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	852	(3,869)	246,590	(343)

Three Months Ended March 31, 2016:
Total gains or losses included in earnings for the period	$12,403	$252	$12,614	$(20,849)	$251,856	$(285)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	12,604	(20,849)	251,856	(285)

| Ambac Financial Group, Inc. 33 2017 First Quarter FORM 10-Q |

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
Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other-than temporary Impairments (1)
March 31, 2017:
Fixed income securities:
Municipal obligations	$458,363	$5,928	$7,584	$456,707	$—
Corporate obligations	1,769,546	20,681	15,303	1,774,924	—
Foreign obligations	28,652	843	32	29,463	—
U.S. government obligations	41,074	1,042	107	42,009	—
U.S. agency obligations	4,020	—	2	4,018	—
Residential mortgage-backed securities	2,240,984	110,762	37,259	2,314,487	31,056
Collateralized debt obligations	152,507	601	4	153,104	—
Other asset-backed securities	608,577	68,875	8,165	669,287	—
	5,303,723	208,732	68,456	5,443,999	31,056
Short-term	347,152	12	109	347,055	—
	5,650,875	208,744	68,565	5,791,054	31,056
Fixed income securities pledged as collateral:
U.S. government obligations	64,889	19	—	64,908	—
Total collateralized investments	64,889	19	—	64,908	—
Total available-for-sale investments	$5,715,764	$208,763	$68,565	$5,855,962	$31,056

December 31, 2016:
Fixed income securities:
Municipal obligations	$376,064	$5,509	$7,205	$374,368	$—
Corporate obligations	1,803,136	19,589	20,560	1,802,165	—
Foreign obligations	41,932	1,303	100	43,135	—
U.S. government obligations	33,732	2,551	97	36,186	—
U.S. agency obligations	4,063	—	3	4,060	—
Residential mortgage-backed securities	2,284,425	110,955	43,785	2,351,595	35,232
Collateralized debt obligations	113,650	493	220	113,923	—
Other asset-backed securities	778,383	58,028	7,628	828,783	—
	5,435,385	198,428	79,598	5,554,215	35,232
Short-term	430,827	5	44	430,788	—
	5,866,212	198,433	79,642	5,985,003	35,232
Fixed income securities pledged as collateral:
U.S. government obligations	64,833	72	—	64,905	—
Total collateralized investments	64,833	72	—	64,905	—
Total available-for-sale investments	$5,931,045	$198,505	$79,642	$6,049,908	$35,232

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of March 31, 2017 and December 31, 2016.

| Ambac Financial Group, Inc. 34 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2017, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$482,916	$483,125
Due after one year through five years	1,213,216	1,218,029
Due after five years through ten years	752,256	753,397
Due after ten years	265,308	264,533
	2,713,696	2,719,084
Residential mortgage-backed securities	2,240,984	2,314,487
Collateralized debt obligations	152,507	153,104
Other asset-backed securities	608,577	669,287
Total	$5,715,764	$5,855,962
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2017:
Fixed income securities:
Municipal obligations	$140,215	$2,633	$109,137	$4,951	$249,352	$7,584
Corporate obligations	756,173	15,149	3,937	154	760,110	15,303
Foreign obligations	3,604	32	—	—	3,604	32
U.S. government obligations	10,615	103	5,021	4	15,636	107
U.S. agency obligations	4,018	2	—	—	4,018	2
Residential mortgage-backed securities	280,529	4,081	442,162	33,178	722,691	37,259
Collateralized debt obligations	23,149	2	8,005	2	31,154	4
Other asset-backed securities	132,395	685	71,081	7,480	203,476	8,165
	1,350,698	22,687	639,343	45,769	1,990,041	68,456
Short-term	126,441	109	—	—	126,441	109
Total temporarily impaired securities	$1,477,139	$22,796	$639,343	$45,769	$2,116,482	$68,565

| Ambac Financial Group, Inc. 35 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2016:
Fixed income securities:
Municipal obligations	$98,147	$2,045	$122,928	$5,160	$221,075	$7,205
Corporate obligations	963,513	20,232	6,492	328	970,005	20,560
Foreign obligations	5,063	100	—	—	5,063	100
U.S. government obligations	6,037	93	5,045	4	11,082	97
U.S. agency obligations	4,060	3	—	—	4,060	3
Residential mortgage-backed securities	226,889	7,201	550,807	36,584	777,696	43,785
Collateralized debt obligations	6,986	23	25,780	197	32,766	220
Other asset-backed securities	115,622	203	77,712	7,425	193,334	7,628
	1,426,317	29,900	788,764	49,698	2,215,081	79,598
Short-term	65,176	44	—	—	65,176	44
Total temporarily impaired securities	$1,491,493	$29,944	$788,764	$49,698	$2,280,257	$79,642
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of March 31, 2017 and December 31, 2016 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of March 31, 2017, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at March 31, 2017, $985,032 of the total fair value and $48,888 of the unrealized loss related to below investment grade and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2016, $890,952 of the total fair value and $53,273 of the unrealized loss related to below investment grade and non-rated securities. With respect to Ambac guaranteed securities, future cash flows relating to those invested assets include the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac claim payments, including Deferred Amounts (as defined in the Segregated Account Rehabilitation Plan) for securities with policies allocated to the Segregated Account. Ambac estimates the timing of such claim payment receipts but the actual timing of such amounts are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, or the accretion rate on Deferred Amounts, may have a material effect on the fair value of Ambac insured securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description and to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.

| Ambac Financial Group, Inc. 36 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Municipal and corporate obligations
The gross unrealized losses on municipal and corporate obligations as of March 31, 2017 are primarily the result of the increase in interest rates since purchase (or the Fresh Start Reporting Date of April 30, 2013 if owned as of that date). These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $37,259 of unrealized losses on residential mortgage-backed securities, $36,995 is attributable to Ambac insured securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since either the purchase date or Fresh Start Reporting Date of April 30, 2013 for securities owned prior to such date. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors.  Additionally, for Ambac insured securities that are allocated to the Segregated Account, expected future cash flows include assumptions about the timing of Ambac Assurance claim payments, including interest on Deferred Amounts, although the actual timing of such payments are at the sole discretion of the Rehabilitator. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at March 31, 2017 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended March 31,
	2017	2016
Gross realized gains on securities	$2,659	$1,928
Gross realized losses on securities	(9,471)	(3,609)
Net foreign exchange gains	1,916	2,783
Net realized gains (losses)	$(4,896)	$1,102
Net other-than-temporary impairments (1)	$(3,942)	$(9,334)

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
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of March 31, 2017 and 2016 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$52,070	$31,176
Additions for credit impairments recognized on:
Securities not previously impaired	307	580
Securities previously impaired	1,985	8,756
Balance, end of period	$54,362	$40,512
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Ambac pledges assets it holds in its investment portfolio to investment agreement (prior to repayment in March 2017) and derivative counterparties as collateral. Securities pledged to investment agreement counterparties were not to be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

| Ambac Financial Group, Inc. 37 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to investment agreement and derivative counterparties at March 31, 2017 and December 31, 2016:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
March 31, 2017:
Cash and securities pledged directly from the investment portfolio	$122,242	$—	$122,242

December 31, 2016:
Cash and securities pledged directly from the investment portfolio	$291,545	$88,940	$202,605
Securities carried at $5,859 and $5,872 at March 31, 2017 and December 31, 2016, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $355,223 and $360,759 at March 31, 2017 and December 31, 2016, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2017 and December 31, 2016, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating (1)
March 31, 2017:
Ambac Assurance Corporation (2)	$178,535	$31,731	$2,723,614	$2,933,880	CC
National Public Finance Guarantee Corporation	37,051	—	—	37,051	A-
Assured Guaranty Municipal Corporation	25,654	—	—	25,654	AA
MBIA Insurance Corporation	—	2,613	—	2,613	BBB+
Total	$241,240	$34,344	$2,723,614	$2,999,198	CC

December 31, 2016:
Ambac Assurance Corporation (2)	$81,651	$—	$2,739,073	$2,820,724	CC
National Public Finance Guarantee Corporation	38,687	—	—	38,687	A-
Assured Guaranty Municipal Corporation	25,660	—	—	25,660	AA
MBIA Insurance Corporation	—	2,630	—	2,630	BBB+
Total	$145,998	$2,630	$2,739,073	$2,887,701	CC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes corporate obligations and asset-backed securities with a fair value of $166,126 and $118,813 at March 31, 2017 and December 31, 2016, insured by Ambac UK.

| Ambac Financial Group, Inc. 38 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Equity Interests:
Ambac's investment portfolio includes equity interests in various pooled investment funds, which are classified as trading. The fair value and additional information about such investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value reported is determined using NAV per share as a practical expedient. There are no unfunded commitments applicable to any of these investments for the periods disclosed.

	Fair Value
Class of Funds	March 31, 2017	December 31, 2016	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$31,518	$33,303	quarterly	10 business days
Diversified hedge fund strategies (2)	48,283	53,985	semi-monthly	15 - 30 days
Interest rate products (3) (7)	278,166	261,315	daily, weekly or monthly	0 - 30 days
Illiquid investments (4)	40,814	39,068	quarterly	180 days
Insurance-linked investments (5)	12,658	—	quarterly	90-120 days
Equity market investments (6) (7)	35,048	32,633	daily	0 days
Total equity investments in pooled funds	$446,487	$420,304

(1)	Investments consist of UK property to generate income and capital growth.

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

(5)
This class aims to provide returns from the insurance and reinsurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments. Redemption periods are quarterly, subject to 90-day notice for January/July redemption dates and 120-day notice for April/October redemption dates with redemptions greater than 3.5% during the first five years following share issuance subject to redemption fees.

(6)	Investments represent a diversified exposure to global equity market returns through holdings of various regional market index funds.

(7)
Interest rate products include $76,750 at March 31, 2017 and $51,158 at December 31, 2016 and equity market investments include $35,048 at March 31, 2017 and $32,633 at December 31, 2016 that have readily determinable fair values priced through pricing vendors.

Ambac also holds an equity interest in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which is accounted for under the equity method.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended March 31,
	2017	2016
Fixed income securities	$74,069	$59,426
Short-term investments	989	553
Loans	89	106
Investment expense	(1,997)	(2,103)
Securities available-for-sale and short-term	73,150	57,982
Other investments	8,409	2,839
Total net investment income	$81,559	$60,821
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

| Ambac Financial Group, Inc. 39 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Three Months Ended March 31,
	2017	2016
Net gains (losses) recognized during the period on trading securities	$7,211	$1,707
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	1,283	406
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$5,928	$1,301
9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
March 31, 2017:
Derivative Assets:
Interest rate swaps	$77,108	$2,711	$74,397	$—	$74,397
Total non-VIE derivative assets	$77,108	$2,711	$74,397	$—	$74,397
Derivative Liabilities:
Credit derivatives	$14,496	$—	$14,496	$—	$14,496
Interest rate swaps	232,013	2,711	229,302	80,714	148,588
Futures contracts	437	—	437	437	—
Total non-VIE derivative liabilities	$246,946	$2,711	$244,235	$81,151	$163,084
Variable Interest Entities Derivative Assets:
Currency swaps	$75,459	$—	$75,459	$—	$75,459
Total VIE derivative assets	$75,459	$—	$75,459	$—	$75,459
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,064,105	$—	$2,064,105	$—	$2,064,105
Total VIE derivative liabilities	$2,064,105	$—	$2,064,105	$—	$2,064,105

December 31, 2016:
Derivative Assets:
Interest rate swaps	$139,045	$61,839	$77,206	$—	$77,206
Futures contracts	536	—	536	—	536
Total non-VIE derivative assets	$139,581	$61,839	$77,742	$—	$77,742
Derivative Liabilities:
Credit derivatives	$15,349	$—	$15,349	$—	$15,349
Interest rate swaps	365,776	61,839	303,937	156,925	147,012
Total non-VIE derivative liabilities	$381,125	$61,839	$319,286	$156,925	$162,361
Variable Interest Entities Derivative Assets:
Currency swaps	$80,407	$—	$80,407	$—	$80,407
Total VIE derivative assets	$80,407	$—	$80,407	$—	$80,407
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,078,601	$—	$2,078,601	$—	$2,078,601
Total VIE derivative liabilities	$2,078,601	$—	$2,078,601	$—	$2,078,601

| Ambac Financial Group, Inc. 40 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Effective January 3, 2017, the central clearing party ("CCP") for certain of Ambac's derivative contracts changed its rules governing the character of variation payments. Under the new CCP rules, variation payments are considered settlements of the associated derivative balance. Prior the the rule change such variation payments were considered to be margin and were not offset against the fair value of the derivatives, but were recognized as collateral receivable or payable. The amount of variation margin included within "Other assets" on the Consolidated Balance Sheet as of December 31, 2016, and was applied as a reduction to derivative liabilities effective January 3, 2017 under the new CCP rules is $71,023. Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $57,334 and $137,701 as of March 31, 2017 and December 31, 2016, respectively. There were no amounts held representing an obligation to return cash collateral as of March 31, 2017 and December 31, 2016.
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended March 31,
		2017	2016

Credit derivatives	Net change in fair value of credit derivatives	$1,052	$12,866
Financial Services derivatives:
Interest rate swaps	Net gains (losses) on interest rate derivatives	108	(77,107)
Futures contracts	Net gains (losses) on interest rate derivatives	(1,622)	(6,317)
Total Financial Services derivatives		(1,514)	(83,424)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	(4,948)	11,939
Interest rate swaps	Income (loss) on variable interest entities	14,496	(158,343)
Total Variable Interest Entities		9,548	(146,404)
Total derivative contracts		$9,086	$(216,962)
Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at March 31, 2017 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following table summarizes the gross principal notional outstanding for CDS contracts, by Ambac rating as of March 31, 2017 and December 31, 2016:

| Ambac Financial Group, Inc. 41 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Rating	March 31, 2017	December 31, 2016
AAA	$—	$—
AA	280,579	315,201
A	240,912	227,146
BBB (1)	129,110	127,250
Below investment grade (2)	71,891	67,783
Total	$722,492	$737,380

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

The table below summarizes other information related to credit derivatives outstanding as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	Total	Total
Number of CDS transactions	7	8
Remaining expected weighted-average life of obligations (in years)	5.1	5.2
Gross principal notional outstanding	$722,492	$737,380
Net derivative liabilities at fair value	$14,496	$15,349
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
Adversely classified credits are assigned risk classifications by the Portfolio Risk Management group. As of March 31, 2017, there are two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $6,252 and gross notional principal outstanding of $71,891. As of December 31, 2016, there were two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $6,123 and total notional principal outstanding of $67,783.
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of March 31, 2017 and December 31, 2016 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	March 31, 2017	December 31, 2016
Interest rate swaps—receive-fixed/pay-variable	$1,011,414	$973,130
Interest rate swaps—pay-fixed/receive-variable	2,091,372	1,874,678
Futures contracts	200,000	195,000
| Ambac Financial Group, Inc. 42 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2017 and December 31, 2016 are as follows:

	Notional
Type of VIE derivative	March 31, 2017	December 31, 2016
Interest rate swaps—receive-fixed/pay-variable	$1,375,936	$1,352,010
Interest rate swaps—pay-fixed/receive-variable	2,331,384	2,300,584
Currency swaps	307,319	312,357
Credit derivatives	11,686	12,059
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
As of March 31, 2017 and December 31, 2016, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $79,893 and $82,944, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $119,342 and $128,754, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on March 31, 2017, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
10. INCOME TAXES
Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2013
New York City	2013
United Kingdom	2014
Italy	2013
As of March 31, 2017 Ambac had loss carryforwards totaling $4,057,680 This includes carryforwards of $72,074 relating to U.S. capital losses and an ordinary U.S. federal net operating tax carryforward of approximately $3,985,606, which, if not utilized, will begin expiring in 2029, and will fully expire in 2033. Ambac's capital losses will begin expiring in 2017 and fully expire in 2018.

| Ambac Financial Group, Inc. 43 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at March 31, 2017 and December 31, 2016 are presented below:

	March 31, 2017	December 31, 2016
Deferred tax liabilities:
Insurance intangible	$325,906	$336,728
Variable interest entities	46,022	46,343
Investments	52,647	38,656
Unearned premiums and credit fees	66,739	68,682
Unremitted foreign earnings	57,565	30,699
Other	4,413	4,276
Total deferred tax liabilities	553,292	525,384
Deferred tax assets:
Net operating loss and capital carryforward	1,420,188	1,409,565
Loss reserves	271,552	224,553
AMT Credits	31,533	31,532
Other	16,267	16,726
Sub total deferred tax assets	1,739,540	1,682,376
Valuation allowance	1,187,994	1,158,712
Total deferred tax assets	551,546	523,664
Net deferred tax (liability)	$(1,746)	$(1,720)
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
U.S. and foreign components of pre-tax income were as follows:

	Three Months Ended March 31,
	2017	2016
U.S.	$(191,873)	$27,500
Foreign	86,012	(14,646)
Total	$(105,860)	$12,854
The components of the provision for income taxes were as follows:

	Three Months Ended March 31,
	2017	2016
Current taxes
U. S. federal	$—	$—
U.S. state and local	320	7
Foreign	19,261	3,432
Current taxes	19,581	3,439
Deferred taxes
Deferred taxes	—	—
Provision for income taxes	$19,581	$3,439
NOL Usage
Pursuant to the Amended TSA (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016), to the extent Ambac Assurance generates taxable income after September 30, 2011, which is offset with "Allocated NOLs" of $3,650,000, it is obligated to make payments (“Tolling

| Ambac Financial Group, Inc. 44 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Payments”), subject to certain credits, to Ambac in accordance with the following NOL usage table, where the “Applicable Percentage” is applied to the aggregate amount of federal income tax liability that would have been paid if the Allocated NOLs were not available.
NOL Usage Table

NOL Usage Tier	Allocated NOLs			Applicable Percentage
A	The first	$479,000		15%
B	The next	$1,057,000	after Tier A	40%
C	The next	$1,057,000	after Tier B	10%
D	The next	$1,057,000	after Tier C	15%
Any post determination date NOLs generated by Ambac Assurance are utilized prior to any Allocated NOLs for which Tolling Payments will be due. Ambac Assurance has utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2016 , generating cumulative taxable income of $1,086,124. Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits. For the two years ended December 31, 2016, Ambac Assurance utilized all of the $479,000 Tier A NOL and $607,124 of the $1,057,000 Tier B NOL resulting in cumulative Tolling Payments, net of applicable credits, of $100,145, of which $71,454 was paid to Ambac in 2016 and $28,691 which is to be paid no later than June 2, 2017. For the three months ended March 31, 2017, Ambac Assurance generated a new post determination date NOL of $32,084, which must be utilized before further tolling payments are accrued.
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
As of March 31, 2017, the remaining balance of the $3,985,606 NOL allocated to Ambac Assurance was $2,595,960. As of March 31, 2017 Ambac's NOL was $1,389,646.
11. COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 2016, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
The Segregated Account and Wisconsin Rehabilitation Proceeding
On July 15, 2016, the Rehabilitator filed a motion to confirm and declare the nature of the Segregated Account Rehabilitation Proceedings in order to avoid misunderstandings that may arise in litigation involving Ambac Assurance concerning certain military housing projects. Certain parties to these military housing litigations filed an opposition to the Rehabilitator’s motion on September 30, 2016. On October 11, 2016 the Rehabilitation Court held a hearing on the motion and on October 24, 2016, the Rehabilitation Court entered an order granting the Rehabilitator’s motion. On November 7, 2016, the interested parties that had opposed the Rehabilitator’s motion filed a notice of appeal from the October 24 order, and that appeal is now fully briefed before the Wisconsin Court of Appeals. On November 21, 2016, the Rehabilitator filed a motion to quash a subpoena served on the Wisconsin Commissioner of Insurance by certain parties to the military housing litigations. The Rehabilitation Court granted the Rehabilitator’s motion to quash on November 23, 2016. The interested parties that had served the subpoena filed an opposition to the Rehabilitator’s motion to quash on November 23, 2016, and filed on November 28, 2016 a motion to reconsider the November 23 order, which the Rehabilitator opposed on December 6, 2016. The Rehabilitation Court held a hearing on January 6, 2017 and entered an order on January 20, 2017 denying the motion to reconsider and clarifying procedures for discovery relating to the Segregated Account Rehabilitation Proceedings.
Litigation Against Ambac
Ori Wilbush, individually and on behalf of all others similarly situated v. Ambac Financial Group, Inc., Diana N. Adams, David Trick, Jeffrey S. Stein, Nader Tavakoli and Cathleen Matanle (United States District Court, Southern District of New York, Civil Action No. 16-cv-05076-RMB, filed on June 28, 2016). Defendants filed a motion to dismiss the amended complaint on February 27, 2017. Plaintiff filed its brief in opposition to the motion on April 24, 2017. Ambac filed its reply brief on May 9, 2017. Ambac believes the lawsuit is without merit.
County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011); The Olympic Club v. Ambac

| Ambac Financial Group, Inc. 45 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011). Ambac Assurance and representatives of the plaintiffs have reached a preliminary agreement to settle these litigations, subject to receipt of required approvals and the execution of a formal settlement agreement.
Ambac Assurance is defending several lawsuits in which borrowers have brought declaratory judgment actions claiming, among other things, that Ambac Assurance’s claims for specific performance related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond, as required under the applicable loan documents (see Litigation Filed By Ambac), are time-barred or are barred by the doctrine of laches, that Ambac lacks standing on the basis that there has been an “Ambac Default,” and that Ambac is not entitled to specific performance pursuant to the terms of the loan documents. Ambac Assurance is a defendant in various lawsuits, including the following:

•
Meade Communities LLC v. Ambac Assurance Corporation (Circuit Court, Anne Arundel County, Maryland, Case No. C-02-CV-15-003745). On April 28, 2017, Ambac Assurance filed a motion for summary judgment on all counts of the Meade complaint. On April 28, 2017, Meade filed a motion for partial summary judgment on two counts of the complaint and certain Ambac Assurance affirmative defenses.

•
Monterey Bay Military Housing LLC and Monterey Bay Land LLC v. Ambac Assurance Corporation (Superior Court, Monterey County, California, Case No. 15CV000599). On March 30, 2017, Ambac Assurance filed a motion for summary judgment on all counts of the Monterey Bay complaint. On March 30, 2017, Monterey Bay filed a motion for partial summary judgment on two counts of the complaint and certain Ambac Assurance affirmative defenses.

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
Litigation Filed or Joined by Ambac
In the ordinary course of their businesses, certain of Ambac’s subsidiaries assert claims in legal proceedings against third parties to recover losses already paid and/or mitigate future losses. The amounts recovered and/or losses avoided which may result from these proceedings is uncertain, although recoveries and/or losses avoided in any one or more of these proceedings during any quarter or fiscal year could be material to Ambac’s results of operations in that quarter or fiscal year.
Ambac UK v. J.P. Morgan Investment Management (Supreme Court of the State of New York, County of New York, filed May 4, 2009, No. 650259/2009). Trial commenced in March 2017. On March 25, 2017 the parties reached a confidential settlement in principle and on April 11, 2017 executed a settlement agreement memorializing the terms of the agreement.
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037). On January 7, 2016, Ambac Assurance, along with co-plaintiffs Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed a complaint for declaratory and injunctive relief to protect its rights against the illegal clawback of certain revenue by the Commonwealth of Puerto Rico. Defendants (including the Government Development Bank (“GDB”) President but solely in her capacity as a member of the Working Group For The Fiscal and Economic Restoration of Puerto Rico) filed a motion to dismiss for lack of subject matter jurisdiction on January 29, 2016. The GDB President, in her official capacity, moved to dismiss for failure to state a claim upon which relief can be granted on January 29, 2016. Plaintiffs filed their oppositions to the motions on February 16, 2016 and defendants filed replies on February 23, 2016. This case was administratively consolidated with a similar case before the same judge, Financial Guaranty Insurance Company v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01095). On October 4, 2016, the court denied the Defendants’ and GDB President’s motions to dismiss with respect to all claims asserted by Ambac Assurance and Assured. On October 14, 2016, Defendants filed a Notice of Automatic Stay, asserting that Plaintiffs’ claims have been rendered moot and further asserting that the case is automatically stayed under section 405 of PROMESA. On October 28, 2016, Plaintiffs informed the court that neither party was currently challenging the stay, and expressly reserved their right to seek to lift the stay at any time. Plaintiffs also objected to Defendants’

| Ambac Financial Group, Inc. 46 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

assertion that the case should be dismissed as moot. PROMESA’s litigation stay expired on May 2, 2017, but the Commonwealth and Oversight Board have stated to Ambac Assurance that they believe this action is stayed due to the Commonwealth’s Title III filing.
Ambac Assurance Corporation v. Puerto Rico Highways and Transportation Authority (United States District Court, District of Puerto Rico, No. 16-cv-1893). On May 10, 2016, Ambac Assurance filed a complaint against the Puerto Rico Highways and Transportation Authority (“PRHTA”), alleging breach of fiduciary duty and breach of contract in connection with PRHTA’s extension of an existing toll road concession agreement. The complaint alleges that it was inappropriate for PRHTA to enter into the extension agreement in its current state of financial distress because PRHTA has no control over, and is unlikely to receive, the proceeds of the transaction. The complaint also seeks specific performance of PRHTA’s contractual duty to provide information requested by Ambac Assurance under documents related to PRHTA bonds insured by Ambac Assurance. Ambac Assurance filed related motions seeking the appointment of a provisional receiver for PRHTA and expedited discovery. In addition to those remedies, Ambac Assurance seeks an order of the court that would, among other things, compel PRHTA to allow Ambac Assurance to inspect PRHTA’s financial records on an ongoing basis and permanently enjoin PRHTA from committing further breaches of its fiduciary and contractual duties. On July 1, 2016, PRHTA filed an Emergency Notice of Stay, asserting that the case was automatically stayed under section 405 of PROMESA. Ambac Assurance filed a response on July 11, 2016, disagreeing that the PROMESA stay applies but electing not to contest the stay at such time and reserving the right to challenge it or to seek to lift the stay in the future. On August 23, 2016 the court issued an order staying the case. PROMESA’s litigation stay expired on May 2, 2017. The Commonwealth and Oversight Board have stated to Ambac Assurance that they believe this action is stayed due to the Commonwealth’s Title III filing.
Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374). On February 17, 2016, Ambac was permitted to intervene in an action brought by certain General Obligation bondholder plaintiffs asserting numerous claims that challenge the legal validity of the COFINA structure and seek injunctive relief requiring the sales and use tax proceeds securing COFINA’s bonds to be transferred to the Puerto Rico Treasury. Although the case was filed during the pendency of the PROMESA litigation stay, the district court held that the plaintiffs’ claims arising under PROMESA itself were not stayed. On March 20, 2017, Ambac filed in the district court an answer to the second amended complaint and a motion to dismiss plaintiffs’ claim against COFINA, to strike certain portions of the second amended complaint, or, in the alternative, to certify the question of COFINA’s constitutionality to the Supreme Court of Puerto Rico. Certain other intervenors also filed answers and various motions in the district court. On April 4, 2017, the U.S. Court of Appeals for the First Circuit reversed the district court’s decision concerning the application of the PROMESA stay, which had the effect of reinstating the stay. PROMESA’s litigation stay expired on May 2, 2017, but the Commonwealth and Oversight Board have stated to Ambac Assurance that they believe this action is stayed due to the Commonwealth’s and/or COFINA's Title III filings.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1567). On May 2, 2017, Ambac Assurance filed a complaint seeking a declaration that the FEGP and a recently enacted statute called the “Fiscal Plan Compliance Law” are unconstitutional and unlawful because they violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution; are preempted by PROMESA; and are unlawful transfers of property from COFINA to the Commonwealth in violation of PROMESA. The complaint further seeks an injunction against the filing of any Title III petitions, or the enactment or enforcement of any future legislation, rules, budgets, or restructuring plans premised on the FEGP, and a declaration that the Commonwealth is liable for any funds unlawfully transferred to it from COFINA. The complaint also seeks a declaration that the FEGP and Fiscal Plan Compliance Law each violate covenants made by the Commonwealth and COFINA in the COFINA Resolution, which constitute Events of Default under the COFINA Resolution. The Commonwealth and Oversight Board have stated to Ambac Assurance that they believe this action is stayed due to the Commonwealth’s and/or COFINA's Title III filings.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1568). On May 2, 2017, Ambac Assurance filed a complaint alleging that various moratorium laws and executive orders enacted by the Commonwealth to claw back funds from the PRIFA, PRHTA, and PRCCDA bonds violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution; are preempted by PROMESA; and unlawfully transfer PRHTA, PRCCDA, and PRIFA property to the Commonwealth. The complaint further seeks a declaration that the Commonwealth is liable for any funds unlawfully transferred to it from COFINA; an injunction against enforcement of the moratorium laws and executive orders; and an injunction against the filing of any Title III petitions, or the enactment or enforcement of any future legislation, rules, budgets, or restructuring plans premised on the FEGP. The Commonwealth and Oversight Board have stated to Ambac Assurance that they believe this action is stayed due to the Commonwealth’s Title III filing.
Ambac Assurance Corporation v. U.S. Department of Treasury et al. (United States District Court, District of Columbia, No. 17-809). On May 2, 2017, Ambac Assurance filed a complaint against the U.S. Department of Treasury and Steven Mnuchin, in his official capacity as Secretary of the Treasury, alleging that Puerto Rico’s ongoing diversion of rum taxes from PRIFA violates the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, and seeking an equitable lien on all rum taxes possessed by the U.S. Treasury, and an injunction preventing their transfer to the Commonwealth, in order to prevent further dissipation of those funds by the Commonwealth. The Commonwealth and Oversight Board have stated to Ambac Assurance that they believe this action is stayed due to the Commonwealth’s Title III filing.
Ambac Assurance Corporation v. Bank of New York Mellon (New York State Supreme Court, Commercial Division). On May 2, 2017, Ambac Assurance filed a complaint against the trustee for the COFINA bonds, Bank of New York Mellon (“BNY”), alleging breach of fiduciary, contractual, and other duties for failing to adequately and appropriately protect the holders of certain Ambac-insured senior COFINA bonds. The complaint seeks money damages; a declaration that BONY breached its fiduciary, contractual, and other duties; a declaration compelling BNY to recognize an event of default under the COFINA Resolution and accelerate the COFINA debt; an injunction to prevent BNY from making

| Ambac Financial Group, Inc. 47 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

payments to holders of subordinate COFINA bonds; and forced replacement of BNY as trustee. The Commonwealth and Oversight Board have not stated to Ambac Assurance that they believe this action is stayed due to the Commonwealth’s and/or COFINA's Title III filings
Ambac Assurance has filed various lawsuits seeking specific performance of obligations of borrowers on loans related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond provided by Ambac Assurance, as required under the applicable loan documents. Ambac Assurance has filed various lawsuits, including the following:

•
Ambac Assurance Corporation v. Fort Leavenworth Frontier Heritage Communities, II, LLC (U.S. District Court, District of Kansas, Index No. 15-CV-9596). Ambac Assurance filed an amended complaint on July 13, 2016. On August 1, 2016, Defendant filed a motion to dismiss the amended complaint for lack of subject matter jurisdiction. Ambac Assurance opposed the motion. On March 17, 2017, the court granted Fort Leavenworth's motion to dismiss for lack of subject matter jurisdiction. On March 28, 2017, Ambac re-filed the case in state court in Shawnee County, Kansas. The re-filed case is styled Ambac Assurance Corporation v. Fort Leavenworth Frontier Heritage Communities II, LLC (District Court, Shawnee County, Kansas, No. 2017-cv-000216).

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, including the following:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). On June 3, 2015, the court denied defendants’ July 2013 motion to dismiss Ambac’s claim for breaches of representations and warranties, but granted the defendants’ motion to dismiss Ambac’s claims for breach of the repurchase protocol and for alter ego liability against Nomura Holding. On March 27, 2017, Nomura appealed the June 2015 decision to the extent it denied its motion to dismiss and filed its opening appellate brief. Discovery is ongoing.

•
The Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Wisconsin Circuit Court for Dane County, Case No 14 CV 3511, filed on December 30, 2014). On June 23, 2016, the Wisconsin Court of Appeals reversed the trial court’s prior dismissal of the complaint, and on October 11, 2016, the Wisconsin Supreme Court granted Countrywide’s petition for review of the June 23 decision by the Wisconsin Court of Appeals. The Wisconsin Supreme Court appeal was argued on February 28, 2017.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-00446 (SHS), filed January 20, 2017). On February 23, 2017, plaintiffs filed a second amended complaint to reflect a revised settlement offer, and also filed a motion for a preliminary injunction, which U.S. Bank opposed. On March 9, 2017, U.S. Bank filed a motion to dismiss the second amended complaint, which plaintiffs opposed. The court heard oral argument on plaintiffs’ motion for a preliminary injunction and U.S. Bank’s motion to dismiss on April 24, 2017. On March 6, 2017, U.S. Bank filed a trust instruction proceeding in Minnesota state court concerning the proposed settlement, which is captioned, In the matter of HarborView Mortgage Loan Trust 2005-10, No. 27-TR-CV-17-32 (the “Minnesota Action”). On April 5, 2017, Ambac Assurance filed a motion to dismiss the Minnesota Action.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). Ambac alleges claims for breach of contract, breach of fiduciary duty, declaratory judgment, and violation of the Streit Act in connection with defendant’s failure to enforce rights and remedies and defendant’s treatment of trust recoveries, as trustee of five residential mortgage-backed securitizations for which Ambac Assurance issued insurance policies.

12. SEGMENT INFORMATION
Ambac currently has two reportable business segments, as follows: (i) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public finance, structured finance and international obligations; and (ii) Financial Services, which provides investment agreements, funding conduits and interest rate swaps, principally to clients of the financial guarantee business. The last remaining investment agreement matured in March 2017. Ambac’s reportable business segments were strategic business units that offered different products and services.
Ambac Assurance guarantees the swap obligations of its Financial Services subsidiaries. Additionally, Ambac Assurance provides loans to the Financial Services businesses.
Information provided below for unaffiliated “Corporate and Other” primarily relates to investment income on Ambac's investment portfolio. Equity in net income of investees accounted for by the equity method relates to the Owner Trust Certificate received when Ambac deposited its Segregated Account junior surplus note into a Trust (see Note 3. Special Purpose Entities, Including Variable Interest Entities in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information relating to the sale by Ambac of a junior surplus note issued to it by the Segregated Account). Inter-segment for "Corporate and Other" relates to amounts due to Ambac under the Mediation Agreement dated September 21, 2011, as more fully described in

| Ambac Financial Group, Inc. 48 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The following table is a summary of financial information by reportable business segment for the affected periods:

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Three Months Ended March 31, 2017:
Revenues:
Unaffiliated customers (1)	$131,850	$(1,706)	$(5,114)	$—	$125,030
Equity in net income of investees accounted for by equity method	—	—	1,198	—	1,198
Inter-segment	908	(836)	330	(402)	—
Total revenues	132,758	(2,542)	(3,586)	(402)	126,228
Pre-tax income:
Unaffiliated customers (1)(2)(3)	(97,337)	(2,252)	(7,469)	—	(107,058)
Equity in net income of investees accounted for by equity method	—	—	1,198	—	1,198
Inter-segment	(223)	(938)	1,161	—	—
Pre-tax income	(97,560)	(3,190)	(5,110)	—	(105,860)
Total assets as of March 31, 2017	22,388,190	139,637	389,580	(153,847)	22,763,560
Net investment income	78,342	154	3,063	—	81,559
Insurance intangible amortization	37,525	—	—	—	37,525
Interest expense	31,394	178	—	—	31,572

Three Months Ended March 31, 2016:
Revenues:
Unaffiliated customers (1)	$97,374	$(83,214)	$1,610	$—	$15,770
Equity in net income of investees accounted for by equity method	—	—	1,132	—	1,132
Inter-segment	(772)	(338)	1,148	(38)	—
Total revenues	96,602	(83,552)	3,890	(38)	16,902
Pre-tax income (loss):
Unaffiliated customers (1) (2) (3)	98,417	(83,847)	(2,848)	—	11,722
Equity in net income of investees accounted for by equity method	—	—	1,132	—	1,132
Inter-segment	(1,623)	(454)	2,077	—	—
Pre-tax income (loss)	96,794	(84,301)	361	—	12,854
Total assets as of March 31, 2016	23,045,239	390,661	276,885	5,806	23,718,591
Net investment income	57,713	203	2,905	—	60,821
Insurance intangible amortization	50,890	—	—	—	50,890
Interest expense	30,284	146	—	—	30,430

(1)	Included in both revenues from unaffiliated customers and in pre-tax income from unaffiliated customers is net investment income.

(2)	Included in pre-tax income from unaffiliated customers is interest expense.

(3)
Included in pre-tax income from unaffiliated customers is the amortization of insurance intangible asset arising from financial guarantee contracts that were set to fair value upon adoption of Fresh Start.

| Ambac Financial Group, Inc. 49 2017 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(2,679)	$40,621	$201	$(13,759)	$46,115	$855
United Kingdom	10,727	5,263	—	9,352	6,388	—
Other international	(2,464)	1,729	851	(20,373)	297	12,011
Total	$5,584	$47,613	$1,052	$(24,780)	$52,800	$12,866
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. (“Ambac” or “the Company”) for the periods indicated. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K for the year ended December 31, 2016, the CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q.
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
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors”in Part I, Item 1A of the 2016 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q.
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

| Ambac Financial Group, Inc. 50 2017 First Quarter FORM 10-Q |

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
Asset Management:
Investment portfolios are subject to internal investment guidelines, including limits on types and quality of investments imposed by applicable insurance laws and regulations. As part of its investment strategy, and in accordance with the aforementioned guidelines, Ambac Assurance and Ambac Assurance UK Limited ("Ambac UK"), a subsidiary of Ambac Assurance, purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. During the first quarter of 2017, Ambac (inclusive of its subsidiaries) acquired $200.2 million of distressed Ambac-insured securities, including $71.4 million of insured RMBS with policies allocated to the Segregated Account and $128.8 of other insured securities. Future cash flows relating to those invested assets include the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac claim payments, including Deferred Amounts (as defined in the Segregated Account Rehabilitation Plan) for securities with policies allocated to the Segregated Account. At March 31, 2017, Ambac owned approximately $1.5 billion, or 41% of the total Deferred Amounts outstanding. Ambac will continue to opportunistically purchase Ambac-insured securities. The investment portfolios of Ambac Assurance and Ambac UK also hold fixed income securities and funds that include a variety of other assets including, but not limited to, corporate bonds, asset backed and mortgage backed securities, municipal bonds, high yield bonds, leveraged loans, equities, real estate and hedge funds. Refer to Note 8. Investments to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further details of fixed income investments by asset class.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group focuses on the analysis, implementation and execution of commutations, related claims reduction or defeasance strategies and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, refinancing or other claims reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure and execute such strategies.

| Ambac Financial Group, Inc. 51 2017 First Quarter FORM 10-Q |

On March 25, 2017, Ambac UK agreed in principle to a confidential settlement of litigation brought by Ambac UK in the name of Ballantyne Re plc (“Ballantyne”) against J.P. Morgan Investment Management Inc. (“JPMIM”) relating to the management of Ballantyne’s investment accounts, which were funded with the proceeds of notes issued in 2006 in connection with a structured reinsurance transaction and guaranteed in part by Ambac UK. On April 11, 2017, Ambac UK, Ballantyne and JPMIM signed a settlement agreement. Pursuant to the settlement, Ballantyne received a payment in return for releases of all claims by Ballantyne and Ambac UK. Ambac realized a US GAAP benefit through losses and loss expenses of approximately $91.6 million in the first quarter of 2017 as a result of the settlement, which was partially offset by $18.3 million of losses related to other changes in assumptions, resulting in a net benefit of $73.3 million. The net benefit from this settlement resulted from the reduction of loss and loss expense reserves previously established in relation to Ballantyne, and not from a direct cash payment to Ambac UK.
The following table provides a comparison of both total and below investment grade ("BIG") net par outstanding in the insured portfolio at March 31, 2017 and December 31, 2016. Net par exposures within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions)	March 31, 2017	December 31, 2016	$ Variance	% Variance
Total	$74.7	$79.3	$(4.6)	(6)%
BIG	15.8	16.8	(1.0)	(6)%
The overall reduction in total net par outstanding resulted from scheduled maturities, amortizations, refundings, refinancings and calls.
The reduction in below investment grade net par outstanding was primarily due to (i) reductions to residential mortgage-backed securities during the year and (ii) the upgrade of certain Public Finance exposures.
Although our insured portfolio has generally performed satisfactorily in the first quarter of 2017, we continue to experience stress in certain sectors and insured exposures, particularly within our approximately $2.1 billion of exposure to Puerto Rico consisting of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees.
Ambac:
As of March 31, 2017 total cash and investments of Ambac were $347.1 million, which include the following:

•	Liquid investments in asset backed and short-term securities of $156.2 million

•	Investments in Ambac-insured securities with a fair value of $6.3 million

•
Investments in Ambac Assurance surplus notes with a fair value of $153.4 million, which are eliminated in consolidation. Additional investments in surplus notes of $41.0 million occurred in April 2017.

•
Residual interest in a VIE Trust that was created in 2014 to monetize Ambac's ownership interest in junior surplus notes issued by the Segregated Account. Ambac's carrying value, utilizing the equity method, of this investment was $31.2 million at March 31, 2017. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information on this transaction.

During 2017, Ambac paid cash ($60.8 million) and exchanged Ambac-insured bonds (fair value of $79.3 million) to extinguish principal and interest of surplus notes of Ambac Assurance ($74.8 million par) and the Segregated Account of Ambac Assurance ($39.1 million par). Ambac recognized $2.7 million of gains on the extinguishment of debt in the Consolidated Statements of Income (Loss) as a result of these transactions.
As a result of positive taxable income at Ambac Assurance in 2016, Ambac expects to receive approximately $28.7 million in tax tolling payments by June 2017 (subject to Rehabilitator review). There are no assurances that Ambac Assurance will continue to generate taxable income and therefore make tolling payments to Ambac, which may ultimately constrain Ambac's access to capital and liquidity to support it operations and strategic initiatives.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the three months ended March 31, 2017 included the following:

($ in millions)
Net income (1)	$6.5
Gain on foreign currency translation	12.6
Unrealized (losses) on non-functional currency available-for-sale securities	(5.0)
Impact on total comprehensive income (loss)	$14.1

| Ambac Financial Group, Inc. 52 2017 First Quarter FORM 10-Q |

(1)
A portion of Ambac UK's, and to a lesser extent Ambac Assurance's, assets and liabilities are denominated in currencies other than its functional currency and accordingly, we recognized net foreign currency transaction gains/(losses) as a result of changes to foreign currency rates through our Consolidated Statement of Total Comprehensive Income (Loss). Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Form 10-K for the year ended December 2016 for further details on transaction gains and losses.

Future changes to currency rates may adversely affect our financial results. Refer to Part I, Item 3 "Quantitative and Qualitative Disclosures about Market Risk" for further information on the impact of future currency rate changes on Ambac's financial instruments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of material estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2016.
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at March 31, 2017 and December 31, 2016. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	March 31, 2017	December 31, 2016
Public Finance (1) (2)	$40,903	$45,062
Structured Finance	16,223	16,951
International Finance	17,551	17,333
Total net par outstanding (3)	$74,677	$79,346

(1)	Includes $5,880 and $5,896 of Military Housing net par outstanding at March 31, 2017 and December 31, 2016, respectively.

(2)
Includes $2,058 of Puerto Rico net par outstanding at March 31, 2017 and December 31, 2016. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(3)	Included in the above net par exposures at March 31, 2017 and December 31, 2016 are $723 and $737, respectively, of exposures that were executed in credit derivative form.
Total net par outstanding decreased $4,669 million from December 31, 2016.

•
Reductions in public finance net par outstanding included $2,878 million from calls of insured exposures, $737 million from refundings and pre-refundings of insured exposures and $544 million from scheduled paydown activity.

•	Reductions in structured finance net par primarily were due to RMBS reductions of $576 million.

•
Increases in international finance were primarily due to changes in foreign exchange rates of $335 million primarily related to changes in the British Pound, partially offset by policy runoff including prepayments of investor-owned utility and asset-backed transactions.

| Ambac Financial Group, Inc. 53 2017 First Quarter FORM 10-Q |

Although insured net par outstanding has decreased during 2017, the size of the portfolio is significantly greater than the assets of Ambac. Accordingly, financial stress in the insured portfolio could have a material adverse effect on Ambac's financial condition and results of operations.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of March 31, 2017:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$58,327	$58,327
British Pounds		£10,088	12,647
Euros		€1,828	1,952
Australian Dollars	A$	1,932	1,478
New Zealand Dollars	NZ$	389	273
Total			$74,677
Ambac discloses its exposures by currency to help interested parties understand its insured book of business. These insured exposures do not represent the cash outflows that may result from such insurance policies.
Exposure Concentrations within each Market
The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at March 31, 2017:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	BBB+	$1,646	2.2%
California State - GO	A	811	1.1%
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	BIG	805	1.1%
Massachusetts Commonwealth - GO	AA	802	1.1%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	BBB	564	0.8%
Hickam Community Housing LLC	BBB	475	0.6%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	BIG	471	0.6%
Chicago, IL - GO	BBB-	468	0.6%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	BIG	458	0.6%
Bragg Communities, LLC	A-	435	0.6%
Total		$6,935	9.3%

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

Net par related to the top ten U.S. public finance exposures reduced $466 million from December 31, 2016. Changes in these exposure amounts will occur due to scheduled paydowns, calls and refundings executed during the period. California State - GO accounted for $351 million of the reduction for the quarter.

| Ambac Financial Group, Inc. 54 2017 First Quarter FORM 10-Q |

The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at March 31, 2017:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	1.2%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2 (3)	Mortgage Backed Securities	BIG	617	0.8%
Timberlake Financial, LLC	Structured Insurance	BBB	560	0.7%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	558	0.7%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1 (3)	Mortgage Backed Securities	BIG	433	0.6%
CenterPoint Energy Inc.	Investor Owned Utility	BBB+	376	0.5%
Consolidated Edison Company of New York	Investor Owned Utility	A	347	0.5%
Option One Mortgage Loan Trust 2007-FXD1 (3)	Mortgage Backed Securities	BIG	306	0.4%
Countrywide Asset-Backed Certificates Trust 2005-16 (3)	Mortgage Backed Securities	BIG	266	0.4%
Niagara Mohawk Power Corporation	Investor Owned Utility	A	257	0.3%
Total			$4,620	6.2%

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
Net par related to the top ten U.S. structured finance exposures reduced $74 million from December 31, 2016. The primary change in top U.S. structured finance exposure relates to amortization of RMBS during the three months ended March 31, 2017.
The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at March 31, 2017. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,446	1.9%
National Grid Electricity Transmission	UK-Utility	A-	1,026	1.4%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	871	1.2%
Capital Hospitals plc (2)	UK-Infrastructure	A-	844	1.1%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	750	1.0%
Telereal Securitisation plc	UK-Asset Securitizations	AA	742	1.0%
Anglian Water	UK-Utility	A-	716	1.0%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	707	0.9%
National Grid Gas	UK-Utility	A-	661	0.9%
RMPA Services plc	UK-Infrastructure	BBB+	583	0.8%
Total			$8,346	11.2%

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
Net par related to the top ten international finance exposures increased $117 million from December 31, 2016. International exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. As of March 31, 2017, there was no change in the listing of exposures included within the top ten international exposures although the exposure amounts have increased primarily due to movements in foreign exchange rates.

| Ambac Financial Group, Inc. 55 2017 First Quarter FORM 10-Q |

The concentration of net par amongst each of the top ten categories noted above (as a percentage of net par outstanding) has increased since December 31, 2016. Given that Ambac has not written any new Financial Guarantee policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large or below investment grade exposures.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac Assurance credit ratings and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at March 31, 2017 and December 31, 2016. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:

Percentage of Net Par Outstanding For Guaranteed Portfolio Ambac Rating (1)	March 31, 2017	December 31, 2016
AAA	<1%	<1%
AA	12	13
A	39	39
BBB	28	27
BIG	21	21
Total	100%	100%

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

Summary of Below Investment Grade Exposure Net Par Outstanding ($ in millions)	March 31, 2017	December 31, 2016
Public Finance:
Lease and tax-backed (1)	$2,129	$2,145
General obligation (1)	794	681
Transportation	397	415
Housing (2)	124	125
Health care	27	29
Other	236	775
Total Public Finance	3,707	4,170
Structured Finance:
Residential mortgage-backed and home equity—first lien	4,949	5,163
Residential mortgage-backed and home equity—second lien	3,240	3,483
Student loans	979	991
Structured Insurance	900	900
Mortgage-backed and home equity—other	188	251
Other	288	304
Total Structured Finance	10,544	11,092
International Finance:
Other	1,538	1,562
Total International Finance	1,538	1,562
Total	$15,789	$16,824

(1)
Lease and tax-backed revenue includes $1,871of Puerto Rico net par at March 31, 2017 and December 31, 2016. General obligation includes $187 of Puerto Rico net par at March 31, 2017 and December 31, 2016. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Includes $124 and $125 of military housing net par at March 31, 2017 and December 31, 2016.
The decrease in below investment grade exposures is primarily due to (i) paydowns or calls by issuers, mostly related to residential mortgage-backed securities and (ii) the upgrade of several public finance transactions, partially offset by (iii) the impact of foreign currency rates on international transactions. Despite the decrease in below investment grade exposures, such exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.

| Ambac Financial Group, Inc. 56 2017 First Quarter FORM 10-Q |

RESULTS OF OPERATIONS
Net loss in the first quarter of 2017 was $125 million compared to income of $9 million in the first quarter of 2016. The higher first quarter 2017 net loss as compared to the first quarter 2016 was primarily driven by (i) loss and loss expenses as compared to a loss and loss expense benefit in the first quarter of 2016, (ii) a higher provision for income taxes in the first quarter of 2017 and (iii) lower revenues from the change in fair value of credit derivatives, partially offset by (i) a significantly smaller loss on interest rate derivatives, (ii) higher investment income in the first quarter 2017, (iii) lower amortization of intangible assets in the first quarter 2017, and (iv) an increase in income from variable interest entity activities during the first quarter of 2017.
A summary of our financial results is shown below:

	Three Months Ended March 31,
($ in millions)	2017	2016
Revenues:
Net premiums earned	$47.6	$52.8
Net investment income	81.6	60.8
Net other-than-temporary impairment losses	(3.9)	(9.3)
Net realized investment gains (losses)	(4.9)	1.1
Change in fair value of credit derivatives	1.1	12.9
Net gains (losses) on interest rate derivatives	(1.5)	(83.4)
Net realized gains (losses) on extinguishment of debt	2.7	1.2
Other income	(0.1)	8.0
Income (loss) on variable interest entities	3.7	(27.2)
Expenses:
Losses and loss expenses (benefit)	135.0	(105.3)
Insurance intangible amortization	37.5	50.9
Operating expenses	28.0	28.0
Interest expense	31.6	30.4
Provision for income taxes	19.6	3.4
Net income (attributable to common shareholders)	$(125.4)	$9.4
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended months ended March 31, 2017 and 2016, respectively.
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
Net premiums earned decreased $5.2 million for the three months ended March 31, 2017, compared to the same period in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market:

| Ambac Financial Group, Inc. 57 2017 First Quarter FORM 10-Q |

	Three Months Ended March 31,
($ in millions)	2017	2016
Normal Premium Earned:
Public finance	$18.7	$21.6
Structured finance	5.7	7.4
International finance	6.9	8.8
Total normal premiums earned	31.3	37.8
Accelerated Earnings:
Public finance	16.1	12.7
Structured Finance	0.2	4.4
International finance	—	(2.1)
Accelerated earnings	16.3	15.0
Total net premiums earned	$47.6	$52.8
The decrease in normal premiums earned in the three months ended March 31, 2017 is primarily attributable to the continued runoff of the portfolio. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Normal premiums are also impacted by the earnings of pre-refunded insured securities within Public Finance. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal premiums earned will increase over the remaining period of the related policy. Structured Finance normal premiums earned were impacted by continued runoff of the portfolio, particularly within the RMBS sector. International Finance normal premiums earned were reduced in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as a result of the weakening of the British Pound since the Brexit vote has impacted the translation of Ambac UK's premiums earned.
The increase in accelerated earnings in the three months ended March 31, 2017 is primarily attributed to an increased volume of public finance accelerations. The decrease in structured finance accelerated earnings in the three months ended March 31, 2017 is due to the refinancing of certain student loan installment premium transactions during three months ended March 31, 2016.
Net Investment Income. The following table provides details of net investment income by business segment for the periods presented:

	Three Months Ended March 31,
($ in millions)	2017	2016
Financial Guarantee	$78.3	$57.7
Financial Services	0.2	0.2
Corporate	3.1	2.9
Total net investment income	$81.6	$60.8
Financial Guarantee net investment income increased $20.6 million for the three months ended March 31, 2017 compared to the same periods in the prior year. The increase for the three months ended March 31, 2017 was due to growth in the size of the portfolio and higher average returns compared to the three months ended March 31, 2016. The larger portfolio primarily resulted from the receipt of $995 million in January 2016 in connection with a representation and warranty settlement. Higher average returns for the three months ended March 31, 2017 reflect higher long-term portfolio allocations in Ambac insured securities, corporate bonds and investment funds classified as trading compared to the three months ended March 31, 2016.
Corporate investment income relates to Ambac’s investment portfolio, which is primarily comprised of investments in asset-backed securities, short-term investments and Ambac Assurance insured RMBS. Higher investment income for the three months ended March 31, 2017 compared to the prior year periods resulted from a larger portfolio allocation to insured RMBS and a larger asset base as Ambac received $71 million tax tolling payments from Ambac Assurance in 2016.
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
Net other-than-temporary impairments for the three months ended March 31, 2017 and three months ended March 31, 2016 relate primarily to credit losses on certain Ambac insured securities stemming primarily from cash flow timing. The three months ended March 31, 2017 also included some other-than-temporary impairments related to management's intent to sell certain securities.

| Ambac Financial Group, Inc. 58 2017 First Quarter FORM 10-Q |

Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses), by business segment, for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Three Months Ended March 31, 2017:
Net (losses) on securities sold or called	$(0.2)	$—	$(6.6)	$(6.8)
Net foreign exchange gains	1.9	—	—	1.9
Total net realized gains (losses)	$1.7	$—	$(6.6)	$(4.9)

Three Months Ended March 31, 2016:
Net (losses) on securities sold or called	$(1.7)	$—	$—	$(1.7)
Net foreign exchange gains	2.8	—	—	2.8
Total net realized gains	$1.1	$—	$—	$1.1
Realized losses of $6.6 million in the Corporate segment relate to the sale of Ambac insured RMBS securities liquidated to fund the purchase of surplus notes issued by Ambac Assurance.
Change in Fair Value of Credit Derivatives. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The gain from change in fair value of credit derivatives for the three months ended March 31, 2017 was $1.1 million, as compared to the gain of $12.9 million for the three months ended March 31, 2016. The gains for both of the three month periods reflect improved reference obligation pricing on certain transaction, partially offset by the impact of incorporating Ambac's CVA and foreign exchange rates. The gains for the three months ended March 31, 2016 included larger price improvements on an adversely classified credit in the portfolio.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements were $0.2 million and $0.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The declines over time are due to reduced premium receipts resulting from continued runoff of the credit derivative portfolio. There were no loss or settlement payments in the periods presented. Unrealized gains (losses) on credit derivative contract reflect the impact of all other factors on the overall change in fair value of credit derivatives noted above.
See Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Form 10-K for the year ended December 31, 2016, for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of March 31, 2017 and December 31, 2016:

($ in millions)	March 31, 2017	December 31, 2016
Mark-to-market liability of credit derivatives, excluding CVA	$16.3	$17.2
CVA on credit derivatives	(1.8)	(1.9)
Net credit derivative liability at fair value	$14.5	$15.3
Net Gain (Loss) on Interest Rate Derivatives. The interest rate derivatives portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Net losses reported in Net gain (loss) on interest rate derivatives for the three months ended March 31, 2017 were $(1.5) million compared to $(83.4) million for the three months ended March 31, 2016. Results in Net gain (loss) on interest rate derivatives reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the net liability position of the portfolio and the impact of the Ambac CVA and counterparty credit adjustments as discussed below. The net loss for the three months ended March 31, 2017 reflect modest increases in interest rates with the resulting gains offset by the portfolio carry cost. Both the Ambac CVA and counterparty credit adjustment amounts were little changed, with the net impact adding $(0.5) million loss to the quarter. For the three months ended March 31, 2016, the net loss on interest rate derivatives of $(83.4) million was caused by declines in interest rates, net of the impact of the Ambac CVA as discussed below. Additionally, counterparty credit valuation adjustments on certain interest rate swap assets increased the overall mark-to-market losses for the three months ended March 31, 2016.
The fair value of derivatives include valuation adjustments to reflect Ambac’s own credit risk and counterparty credit risk when appropriate. Within the interest rate derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of an Ambac CVA in the valuation of derivatives resulted in gains (losses) within Net gain (loss) on interest rate derivatives of $(2.0) million for the three months ended March 31, 2017 compared to $3.9 million for the three months ended March 31, 2016. The impact of changes to the CVA reflects the market’s view of

| Ambac Financial Group, Inc. 59 2017 First Quarter FORM 10-Q |

Ambac Assurance’s credit quality estimated based on relevant market data points, as well as the amount of underlying liabilities, which generally decline as interest rates increase. Market data indicated that the market's view of Ambac Assurance's credit quality was relatively unchanged during the three months ended March 31, 2017 and improved during the three months ended March 31, 2016. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gain (loss) on interest rate derivatives of $1.6 million for the three months ended March 31, 2017, compared to $(4.2) million for the three months ended March 31, 2016.
The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the interest rate derivatives portfolio (excluding credit derivatives) as of March 31, 2017 and December 31, 2016:

($ in millions)	March 31, 2017	December 31, 2016
Interest rate derivatives mark-to-market liability, excluding CVA(1)	$198.2	$271.1
CVA on interest rate derivatives portfolio	(42.9)	(44.9)
Net interest rate derivatives portfolio liability at fair value	$155.3	$226.2

(1)
Concurrent with rule changes effective January 3, 2017 that govern the character of variation payments on Ambac's centrally cleared interest rate swaps, variation margin in the amount of $71 million was reclassified as a reduction to derivative liabilities. Refer to Note 9. Derivative Instruments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information.

Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $2.7 million for the three months ended March 31, 2017, compared to gains of $1.2 million for the three months ended March 31, 2016. The gains for both the three months ended March 31, 2017 and the three months ended March 31, 2016 included gains from the settlements of repurchased surplus notes below their carrying values.
Other Income. The below table summarizes other income for the presented periods:

	Three Months Ended March 31,
($ in millions)	2017	2016
Foreign exchange gain/(loss)	$(0.6)	$2.1
Other	0.5	5.9
Total other income (loss)	$(0.1)	$8.0
Foreign exchange gains/(losses) are unrelated to investments or loss reserves but include gains/(losses) relating to foreign currency changes on the present value of premium receivables denominated in a subsidiary's non-functional currency in addition to foreign exchange gains/(losses) on cash. Losses on premium receivables due to changes in foreign currency for the three months ended March 31, 2017 are $0.6 million. Gains on premium receivables due to changes in foreign currency for the three months ended March 31, 2016 were $2.7 million. Other includes various financial guarantee segment fees, primarily consent and waiver fees and in 2016, insurance recoveries on a partially cancelled asset-backed transaction which is consolidated as a VIE.
Income (loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities. In consolidation, assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation.
Income on variable interest entities was $3.7 million for the three months ended March 31, 2017, compared to a loss of $(27.2) million for the three months ended March 31, 2016. Income on variable interest entities for the three months ended March 31, 2017 included higher net asset values on most VIEs reflecting lower market interest rates. Loss on variable interest entities for the three months ended March 31, 2016 resulted primarily from changes in the fair value of certain VIE note liabilities that include significant projected financial guarantee claims. The fair value of VIE liabilities that include significant projected financial guarantee claims increase (decrease), resulting in mark-to-market losses (gains), as the market's perception of Ambac Assurance's credit quality improves (declines). Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the accounting for VIEs.

| Ambac Financial Group, Inc. 60 2017 First Quarter FORM 10-Q |

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
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties as described herein. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded R&W subrogation recoveries, net of reinsurance, of approximately $1.9 billion at March 31, 2017 and December 31, 2016. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information regarding the estimation process for R&W subrogation recoveries.
Losses and loss expenses for the three months ended March 31, 2017 were a loss of $135.0 million as compared to a benefit for the three months ended March 31, 2016 of $105.3 million. The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended March 31,
($ in millions)	2017	2016
RMBS (1)	$(8.7)	$(150.3)
Domestic Public Finance	169.2	55.2
Student Loans	2.3	(77.5)
Ambac UK	(73.8)	26.6
All other credits	2.2	(1.1)
Interest on Deferred Amounts	43.8	41.8
Totals (2)	$135.0	$(105.3)

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The losses and loss expense (benefit) associated with with changes in estimated representation and warranties for the three months ended March 31, 2017 and 2016 was $13.8 and $(20.3), respectively.

(2)	Includes loss expenses incurred of $18.2 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively.
Losses and loss expenses (benefit) for the three months ended March 31, 2017 were driven by the following:

•	Higher projected losses in domestic public finance largely driven by negative development on insured Puerto Rico bonds;

•	Interest on deferred amounts;

•	Lower projected losses in the Ambac UK portfolio primarily due to the confidential settlement of litigation brought by Ambac UK in the name of Ballantyne against JPMIM;

•
A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). Ambac recognized $5.8 million in foreign exchange gains for the three months ended March 31, 2017.

Losses and loss expenses (benefit) for the three months ended March 31, 2016 were driven by the following:

•	Lower projected losses in the RMBS portfolio due to lower interest rates, improved deal performance, and higher representation and warranty subrogation recoveries;

•	The positive impact of executed commutations on student loan policies;

•	Higher projected losses in domestic public finance largely driven by negative development on insured Puerto Rico bonds;

•	Increased projected losses in the Ambac UK portfolio due to an increase in interest rates and foreign exchange losses of $10.1 million.

| Ambac Financial Group, Inc. 61 2017 First Quarter FORM 10-Q |

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended March 31,
($ in millions)	2017	2016
Claims recorded (1) (2)	$61.8	$149.0
Subrogation received (3)	(65.2)	(1,054.8)
Net Claims Recorded	$(3.4)	$(905.8)

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

(2)	Claims recorded includes claims paid (including commutation payments) of $67.5 and $132.7 for the three months ended March 31, 2017 and 2016, respectively.

(3)
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

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. Reinsurance commissions are included in Financial Guarantee segment results. The following table provides details of operating expenses for the periods presented:

	Three Months Ended March 31,
($ in millions)	2017	2016
Compensation	$12.8	$15.4
Non-compensation	14.8	11.6
Gross operating expenses	27.6	27.0
Reinsurance commissions, net	0.3	1.0
Total operating expenses	$28.0	$28.0
The increase for the three months ended March 31, 2017 was primarily due to the following:

•
Lower compensation costs related to reduced salaries and bonuses as a result of reductions in headcount during 2016. Additionally, for 2017 a larger employee population is receiving a portion of their short-term incentive compensation in the form of equity in lieu of a cash bonus. Equity grants will be expensed when they are granted in 2018. 2016 also reflects $1.2 million of severance costs.

•
Higher non-compensation costs due to (i) $2.6 million of incremental legal, consulting and advisory fees in connection with Ambac Assurance's efforts to reach a comprehensive agreement for a durable plan of exit from Rehabilitation by the Segregated Account, (ii) $2.1 million of incremental OCI legal, consulting and advisory fees primarily in connection with efforts to reach a comprehensive agreement for a durable plan of exit from Rehabilitation by the Segregated Account and (ii) a $1.5 million increase of litigation contingencies. The increase in non-compensation costs were partially offset by lower costs associated with stockholder activism.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. Legal and consulting services provided for the benefit of OCI amounted to $2.3 million and $1.3 million, during the three months ended March 31, 2017 and 2016, respectively.
Interest Expense. Interest expense includes accrued interest on investment agreements, secured borrowing notes outstanding and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended March 31,
($ in millions)	2017	2016
Surplus notes	$30.3	$28.9
Investment agreements	0.2	0.1
Secured borrowing	1.1	1.4
Total interest expense	$31.6	$30.4
The increase in interest expense on surplus notes for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily results from the impact of applying the level yield method as the discount to the face value of the surplus note accretes over time.

| Ambac Financial Group, Inc. 62 2017 First Quarter FORM 10-Q |

The increase in interest expense from discount accretion was partially offset by the impact of reduced debt balances resulting from amortization of the secured borrowing notes outstanding and repurchases of surplus notes during the three months ended March 31, 2017.
Surplus note principal and interest payments require the approval of OCI. Annually from 2011 through 2017, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. The interest of the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $318.4 million and $83.2 million, respectively, at March 31, 2017.
Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2017, was $19.6 million , an increase of $16.1 million compared to the provision for income taxes reported for three months ended March 31, 2016. The increase for the three months ended March 31, 2017 was primarily due to a provision for Ambac UK taxes of $19.3 million for the three months ended March 31, 2017 compared to the provision for Ambac UK income taxes for three months ended March 31, 2016 of $3.3 million, which was driven primarily by the Ballantyne litigation settlement, partly offset with the utilization of Ambac UK's remaining NOL during three months ended March 31, 2016.
At March 31, 2017 the Company had $4.1 billion of loss carryforwards consisting of $4.0 billion of U.S. Federal net ordinary operating loss carryforwards ($1.4 billion at Ambac Financial Group and $2.6 billion at Ambac Assurance) and $72.1 million of capital loss carryforwards at Ambac Assurance.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $156 million as of March 31, 2017 and expense sharing and other arrangements with Ambac Assurance. Ambac also has investments of $160 million in Ambac Assurance insured RMBS and surplus notes issued by Ambac Assurance and the Segregated Account, which, while less liquid than other investments, can be sold. Ambac also owns a subordinated owner trust certificate (the “Owner Trust Certificate”) that it received as part of a 2014 transaction whereby Ambac deposited $350 million face amount of a junior surplus note issued to it by the Segregated Account, plus accrued but unpaid interest thereon, into a statutory trust (the "Trust") in exchange for net proceeds of $224 million and the Owner Trust Certificate in the face amount of $75 million and current carrying value of $31.2 million.
Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016), Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain operating costs and expenses. Ambac received, or accrued, $100.1 million of tolling payments based on NOLs used by Ambac Assurance through December 31, 2016. For the three months ended March 31, 2017, Ambac Assurance has generated a taxable loss of $32.1 million, which will not generate any additional tolling payments.
It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and, therefore, cash and investments, payments under the Cost Allocation Agreement and future NOL tolling payments, if any, will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac. Contingencies could cause material liquidity strains.
Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus note principal and interest payments (if approved by OCI), additional loans to affiliates and tax payments to Ambac, including tolling payments due under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. The level of claims paid by the Segregated Account is subject to the sole discretion of the Rehabilitator, subject to any required approval of the Rehabilitation Court.
Ambac Assurance manages its liquidity risk (by currency) by maintaining comprehensive analyses of projected cash flows and maintaining specified level of cash and short-term investments at all times.
Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account are not permitted to be paid during the Segregated Account Rehabilitation Proceedings until approved by the Rehabilitator. As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Segregated Account is, and was, obliged to make Interim Payments of 45% of each permitted policy

| Ambac Financial Group, Inc. 63 2017 First Quarter FORM 10-Q |

claim to be paid on or after July 21, 2014 in accordance with the amended Segregated Account Rehabilitation Plan and associated rules and guidelines.
In addition, as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016,

•
the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. The Segregated Account made, in aggregate, Supplemental Payments and Special Policy Payments in respect of permitted policy claims of $26.2 million and $17.3 million during the three months ended March 31, 2017 and 2016, respectively.

•
under the Segregated Account Rehabilitation Plan the unpaid balance of permitted policy claims ("Deferred Amounts") will accrue interest until such outstanding policy obligations are paid in full. Interest on the Deferred Amounts will accrue generally at an effective rate of 5.1%, compounded annually. The Segregated Account is responsible for unpaid accrued interest of $705.6 million through March 31, 2017.

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

Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information on dividend payment restrictions.
During the three months ended March 31, 2017, Ambac Assurance received total subrogation of $65.2 million, net of reinsurance, primarily related to RMBS. Our ability to realize R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), rising interest rates, timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts, our future available liquidity to pay claims would be reduced materially.
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $44.9 million as of March 31, 2017. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
Financial Services Liquidity. During the three months ended March 31, 2017, the last remaining investment agreement matured. The remaining principal uses of liquidity by Financial Services subsidiaries are payments on intercompany loans, payments under derivative contracts (primarily interest rate swaps and US Treasury futures), collateral posting and operating expenses. Management believes that its Financial Services’ short and long-term liquidity needs can be funded from intercompany loans from Ambac Assurance and receipts from derivative contracts.
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

| Ambac Financial Group, Inc. 64 2017 First Quarter FORM 10-Q |

Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Three Months Ended March 31,
($ in million)	2017	2016
Cash provided by (used in):
Operating activities	$(2.6)	$828.1
Investing activities	167.6	(813.9)
Financing activities	(137.6)	(20.3)
Foreign exchange impact on cash and cash equivalents	0.5	(0.5)
Net cash flow	$27.7	$(6.6)
Operating activities
The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, investment coupon receipts, RMBS subrogation recoveries and claim and reinsurance recoveries. The principal uses of Ambac's liquidity are the payment of operating and loss expenses, claim and commutation payments, ceded reinsurance premiums and tax payments. During the three months ended March 31, 2017, Ambac had net loss and loss expenses paid of $10.4 million compared to net loss and loss expenses recovered of $916.2 million, for the three months ended March 31, 2016. Included in payments for the three months ended March 31, 2016 were the representation and warranty receipt from JP Morgan of $995.0 million partially offset by commutation payments for certain policies allocated to the Segregated Account.
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
Financing Activities
Financing activities for the three months ended March 31, 2017 primarily included repayments of a secured borrowing of $10.3 million, payment for investment agreements of $82.4 million and payments for the extinguishment of surplus notes of $43.7 million, compared to repayments of a secured borrowing of $8.9 million and payment for the extinguishment of surplus notes of $11.5 million for the three months ended March 31, 2016. Future payments of surplus notes, including interest thereon, as required by the Rehabilitator will have adverse consequences to Ambac's future cash flows.
Credit Ratings and Collateral.
Ambac Financial Services, LLC (“AFS”) provides interest rate swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $122.2 million (cash and securities collateral of $57.3 million and $64.9 million, respectively), including independent amounts, under these contracts at March 31, 2017.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets increased by approximately $128 million from December 31, 2016 to $22,764 million at March 31, 2017, primarily due to higher variable interest entity assets as a result of lower credit spreads, partially offset by (i) consideration paid for Ambac's extinguishment of all Segregated Account and a portion of Ambac Assurance surplus notes during the quarter (cash and investments); (ii) amortization of the insurance intangible asset during the period and (iii) application of $71 million of collateral receivable included in other assets as of December 31, 2016 as a reduction to derivative liabilities under new rules by our central clearing party effective January 3, 2017 governing the character of variation margin. Under the new rules, variation margin payments are considered settlements of the associated derivative balance and accordingly were removed from other assets and recoded as a reduction to derivative liabilities. Refer to Note 9. Derivative Instruments in this Form 10-Q located in Part 1. Item 1 of this Form 10-Q for further information on the rule change.

| Ambac Financial Group, Inc. 65 2017 First Quarter FORM 10-Q |

Total liabilities increased by approximately $217 million from December 31, 2016 to $20,875 million as of March 31, 2017, primarily as a result of higher variable interest entity liabilities as a result of lower credit spreads, partially offset by (i) the maturity of the last remaining investment agreement, (ii) higher loss and loss expense reserves, (iii) reductions to derivative liabilities as noted above, and (iv) reductions to long-term debt as a result of the extinguishment of certain surplus notes in the first quarter of 2017.
As of March 31, 2017 total stockholders’ equity was $1,889 million, compared with total stockholders’ equity of $1,978 million at December 31, 2016. This decrease was primarily driven by Other Comprehensive Loss during the period. Other Comprehensive Loss during 2017 was driven by a net loss during the period partially offset by unrealized gains on investment securities.
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
The Financial Services non-VIE investment portfolio consisted primarily of assets funded with proceeds from the issuance of investment agreement liabilities. All invested assets were utilized to repay the maturity of the last remaining investment agreement in March 2017. The primary investment objective was to invest in a portfolio of high-grade securities that produce sufficient cash flow to satisfy all investment agreement liabilities and their collateral requirements. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.
The Corporate non-VIE investment portfolio's primary objective is to preserve capital for strategic uses while maximizing income, including investments in securities issued by or guaranteed by Ambac Assurance or the Segregated Account.
Refer to Note 8. Investments to the Unaudited Financial Statements included in Part 1, Item 1 in this Form 10-Q for information about Ambac's consolidated non-VIE investment portfolio. Below are additional details of about the investment portfolio by business segment and by asset class.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value by segment at March 31, 2017 and December 31, 2016:

($ in millions)	Financial Guarantee (1)	Financial Services	Corporate	Total
March 31, 2017:
Fixed income securities	$5,381.9	$—	$62.1	$5,444.0
Short-term	255.9	—	91.1	347.0
Other investments	447.5	—	31.2	478.7
Fixed income securities pledged as collateral:	64.9	—	—	64.9
Total investments	$6,150.2	$—	$184.4	$6,334.6
Percent total	97.1%	—%	2.9%	100%

December 31, 2016:
Fixed income securities	$5,265.2	$89.3	$199.7	$5,554.2
Short-term	363.3	0.9	66.6	430.8
Other investments	420.3	—	30.0	450.3
Fixed income securities pledged as collateral:	64.9	—	—	64.9
Total investments	$6,113.7	$90.2	$296.3	$6,500.2
Percent total	94.0%	1.4%	4.6%	100%

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £157.0 ($196.8) and €34.8 ($37.2) as of March 31, 2017 and £167.8 ($206.7) and €23.5 ($24.7) as of December 31, 2016.

| Ambac Financial Group, Inc. 66 2017 First Quarter FORM 10-Q |

Ambac invests in various asset classes in its available-for-sale investment portfolio. The following table represents the fair value of mortgage and asset-backed securities at March 31, 2017 and December 31, 2016 by classification:

($ in millions)	Financial Guarantee (1)	Financial Services	Corporate (1)	Total
March 31, 2017:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$1,022.0	$—	$6.3	$1,028.3
RMBS—Second Lien	893.3	—	—	893.3
RMBS—First Lien—Sub Prime	392.9	—	—	392.9
Total residential mortgage-backed securities	2,308.2	—	6.3	2,314.5
Other asset-backed securities
Military Housing	232.0	—	—	232.0
Student Loans	151.8	—	—	151.8
Structured Insurance	134.4	—	—	134.4
Credit Cards	60.3	—	13.0	73.3
Auto	40.5	—	29.8	70.3
Other	7.5	—	—	7.5
Total other asset-backed securities	626.5	—	42.8	669.3
Total	$2,934.7	$—	$49.1	$2,983.8

December 31, 2016:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$959.2	$—	$85.1	$1,044.3
RMBS—Second Lien	909.1	—	1.3	910.4
RMBS—First Lien—Sub Prime	396.9	—	—	396.9
Total residential mortgage-backed securities	2,265.2	—	86.4	2,351.6
Other asset-backed securities
Military Housing	236.6	—	—	236.6
Student Loans	151.4	—	—	151.4
Structured Insurance	118.8	—	—	118.8
Credit Cards	43.5	89.3	31.3	164.1
Auto	67.9	—	69.9	137.8
Other	19.9	—	0.2	20.1
Total other asset-backed securities	638.1	89.3	101.4	828.8
Total	$2,903.3	$89.3	$187.8	$3,180.4

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and B- as of March 31, 2017, and CC and BB- as of December 31, 2016, respectively.
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

| Ambac Financial Group, Inc. 67 2017 First Quarter FORM 10-Q |

The following table provides the ratings(1) distribution of the fixed income investment portfolio based on fair value at March 31, 2017 and December 31, 2016 by segment:

Ratings (1)	Financial Guarantee	Financial Services	Corporate	Combined
March 31, 2017:
AAA	6%	100%	69%	8%
AA	8	—	15	9
A	17	—	8	16
BBB	16	—	4	16
Below investment grade	43	—	4	42
Not rated	10	—	—	9
	100%	100%	100%	100%

December 31, 2016:
AAA	9%	100%	60%	13%
AA	8	—	4	8
A	16	—	3	16
BBB	17	—	1	16
Below investment grade	41	—	32	39
Not rated	9	—	—	8
	100%	100%	100%	100%

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 49% and 45% of the 2017 and 2016 combined portfolio, respectively.

| Ambac Financial Group, Inc. 68 2017 First Quarter FORM 10-Q |

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of March 31, 2017 and December 31, 2016, by contractual maturity date:

	March 31, 2017		December 31, 2016
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	65.8	64.2	47.7	46.9
Due after five years through ten years	60.8	58.5	113.4	110.0
Due after ten years	130.4	126.7	67.2	64.2
	257.0	249.4	228.3	221.1
Corporate obligations:
Due in one year or less	12.9	12.9	12.2	12.2
Due after one year through five years	400.6	396.2	559.0	552.6
Due after five years through ten years	320.1	311.1	386.4	373.9
Due after ten years	41.8	39.9	33.0	31.3
	775.4	760.1	990.6	970.0
Foreign government obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	1.8	1.8	1.6	1.6
Due after five years through ten years	1.8	1.8	3.6	3.5
Due after ten years	—	—	—	—
	3.6	3.6	5.2	5.1
U.S. government obligations:
Due in one year or less	5.1	5.1	5.0	5.0
Due after one year through five years	7.7	7.6	6.0	5.9
Due after five years through ten years	0.6	0.6	0.2	0.2
Due after ten years	2.3	2.3	—	—
	15.7	15.6	11.2	11.1
U.S. agency obligations:
Due in one year or less	4.0	4.0	4.0	4.0
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	4.0	4.0	4.0	4.0
Residential mortgage-backed securities	760.0	722.7	821.5	777.7
Collateralized debt obligations	31.2	31.2	33.0	32.8
Other asset-backed securities	211.7	203.5	200.9	193.3
Short term securities	126.5	126.4	65.2	65.2
Total	$2,185.1	$2,116.5	$2,359.9	$2,280.3
Premium Receivables. Ambac either received premium upfront at time of issuance of the insurance policy (typical of public finance obligations) or in installments (typical of structured finance obligations). For installment premium transactions, a premium receivable asset is established equal to the (i) present value of future contractual premiums due or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction. Ambac's premium receivables decreased to $653 million at March 31, 2017 from $661 million at December 31, 2016. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, adjustments for changes in expected and contractual cash flows, and the impact of foreign exchange, partially offset by accretion of premium receivable discount and changes to uncollectible premiums.

| Ambac Financial Group, Inc. 69 2017 First Quarter FORM 10-Q |

Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. Dollars
U.S. Dollars		$431.5	$431.5
British Pounds		£147.7	185.2
Euros		€32.7	34.9
Australian Dollars	A$	1.3	1.0
New Zealand Dollars	NZ$	0.1	—
Total			$652.7
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $116.9 million from its reinsurers at March 31, 2017.  These collateral amounts are in excess of Ambac’s reinsurance recoverable on paid and unpaid losses for the related reinsurer. As of March 31, 2017 and December 31, 2016, reinsurance recoverable on paid and unpaid losses were $34.3 million and $30.4 million, respectively. The increase was primarily due to negative loss development within Public Finance, primarily relating to Puerto Rico bonds.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of March 31, 2017 and December 31, 2016, the gross carrying value of the insurance intangible asset was $1,543 million and $1,534 million, respectively. Accumulated amortization of the insurance intangible asset was $612 million and $572 million, as of March 31, 2017 and December 31, 2016, respectively, resulting in a net insurance intangible asset of $931 million and $962 million, respectively. The variance in the gross insurance intangible asset is solely impacted by translation gains(losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Liabilities. The interest rate derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative liabilities decreased from $319 million at December 31, 2016 to $244 million as of March 31, 2017. The decrease results from the characterization of variation payments on centrally cleared derivatives as settlements of the associated derivative balances resulting from central clearing party rule changes that were effective January 3, 2017. The amount of variation margin included within "Other assets" on the Consolidated Balance Sheet as of December 31, 2016 that was reclassified as a reduction to derivative liabilities under the new CCP rules effective January 3, 2017 is $71 million. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $44.7 million at March 31, 2017 and $46.9 million at December 31, 2016 to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of March 31, 2017 is a function of the lower gross value of the associated derivative liabilities relative to December 31, 2016.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expense reserves include the unpaid portion of interest accrued on Deferred Amounts established pursuant to the amended Segregated Account Rehabilitation Plan. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of March 31, 2017 and December 31, 2016 were $3,830 million and $3,696 million, respectively.

| Ambac Financial Group, Inc. 70 2017 First Quarter FORM 10-Q |

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)
March 31, 2017:
Loss and loss expense reserves	$2,406	$565	$2,863	$(1,183)	$(141)	$4,510
Subrogation recoverable	582	140	45	(1,447)	—	(680)
Totals	$2,988	$705	$2,908	$(2,630)	$(141)	$3,830

December 31, 2016:
Loss and loss expense reserves	$2,411	$530	$2,681	$(1,098)	$(143)	$4,381
Subrogation recoverable	583	132	68	(1,468)	—	(685)
Totals	$2,994	$662	$2,749	$(2,566)	$(143)	$3,696

(1)	Present value of future recoveries include R&W subrogation recoveries of $1,893 and $1,907 at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes Euro denominated gross loss and loss expense reserves. US dollar equivalents of such reserves were $21 (€20) and $21 (€20) at March 31, 2017 and December 31, 2016, respectively.
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
The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at March 31, 2017 and December 31, 2016:

	Gross Par Outstanding (1)(2)	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims	Accrued Interest	Claims and Loss Expenses	Recoveries
March 31, 2017:
RMBS	$6,378	$2,976	$703	$1,042	$(2,262)	$(25)	$2,434
Domestic Public Finance	4,404	12	2	1,066	(315)	(72)	693
Student Loans	721	—	—	339	(44)	(13)	282
Ambac UK	939	—	—	347	(9)	(18)	320
All other credits	705	—	—	29	—	(13)	16
Loss expenses	—	—	—	85	—	—	85
Totals	$13,147	$2,988	$705	$2,908	$(2,630)	$(141)	$3,830

December 31, 2016:
RMBS	$6,756	$2,982	$660	$1,073	$(2,295)	$(26)	$2,394
Domestic Public Finance	4,410	12	2	822	(216)	(73)	547
Student Loans	728	—	—	337	(45)	(13)	279
Ambac UK (4)	939	—	—	416	(10)	(18)	388
All other credits	567	—	—	26	—	(13)	13
Loss expenses	—	—	—	75	—	—	75
Totals	$13,400	$2,994	$662	$2,749	$(2,566)	$(143)	$3,696

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $663 and $35, respectively, at March 31, 2017 and $607 and $31, respectively at December 31, 2016. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.

(3)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.

| Ambac Financial Group, Inc. 71 2017 First Quarter FORM 10-Q |

(4)	Present value of Expected Net Cash Flows is reduced by estimated recoveries from the Ambac UK v. J.P. Morgan Investment Management litigation.
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
The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before representation and warranty subrogation recoveries, and gross loss reserves net of representation and warranty subrogation recoveries for all RMBS exposures for which Ambac established reserves at March 31, 2017 and December 31, 2016:

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
March 31, 2017:
Second-lien	$1,114	$686	$—	$686
First-lien Mid-prime	2,132	1,922	—	1,922
First-lien Sub-prime	1,116	229	—	229
Other	157	142	—	142
Total Credits Without Subrogation	4,519	2,979	—	2,979
Second-lien	973	701	(1,321)	(620)
First-lien Mid-prime	69	98	(79)	19
First-lien Sub-prime	817	549	(493)	56
Total Credits With Subrogation	1,859	1,348	(1,893)	(545)
Total	$6,378	$4,327	$(1,893)	$2,434

December 31, 2016:
Second-lien	$1,169	$679	$—	$679
First-lien-Mid-prime	2,226	1,901	—	1,901
First-lien-Sub-prime	1,194	231	—	231
Other	201	138	—	138
Total Credits Without Subrogation	4,790	2,949	—	2,949
Second-lien	1,045	705	(1,333)	(628)
First-lien Mid-prime	72	97	(79)	18
First-lien Sub-prime	849	550	(495)	55
Total Credits With Subrogation	1,966	1,352	(1,907)	(555)
Total	$6,756	$4,301	$(1,907)	$2,394
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The increase in public finance gross loss reserves at March 31, 2017 as compared to December 31, 2016 were primarily related to adverse developments in Puerto Rico. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

| Ambac Financial Group, Inc. 72 2017 First Quarter FORM 10-Q |

	March 31, 2017		December 31, 2016
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$2,114	$535	$2,114	$395
General obligation	1,483	86	1,422	78
Transportation revenue	495	62	516	62
Housing	188	7	179	9
Other	123	3	179	3
Total	$4,404	$693	$4,410	$547
(1) Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
It is possible that our estimated future loss assumptions for insurance policies discussed above could be understated. We have attempted to identify possible cash flows using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2017 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have worst case outcomes in all cases, it is possible we could have worst case outcomes in some or even many cases.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a complex model to project losses in our RMBS exposures and changes to reserves, either upward or downward are not unlikely if we used a different model or methodology to project losses. We regularly assess models and methodologies and may change our approaches and/or model. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,893 million as of March 31, 2017 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at March 31, 2017 could be approximately $70 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $2 billion.
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
We currently consider high severity outcomes to be outlying and therefore generally assign low or remote probabilities to such outcomes in our current loss reserves unless the situation develops adversely. We expect municipal bankruptcies and defaults to continue to be challenging to project given the unique political, economic, fiscal, governance and public policy differences among municipalities as well as the complexity, long duration and relative infrequency of the cases themselves in forums with a scarcity of legal precedent.

| Ambac Financial Group, Inc. 73 2017 First Quarter FORM 10-Q |

Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market, reduced or no access to alternative forms of credit (such as bank loans) or other exogenous factors (such as federal tax policy changes that reduce retail municipal investor appetite) that deprive issuers access to funding at a level necessary to avoid defaulting on their obligations. While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions.
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy and loss of capital markets access. The Commonwealth has indicated it cannot afford to pay its debts and has announced plans to improve its financial position and prospects including the restructuring of debt obligations.
Since April 2016, the Commonwealth has been subject to an emergency moratorium, known as "Law 21," on debt payments of the Commonwealth and its instrumentalities. Beginning in April 2016, and culminating on June 30, 2016, former Governor Padilla issued additional executive orders under Law 21 declaring states of emergency at HTA, PRIFA, PRCCDA, and other Puerto Rico instrumentalities through January 31, 2017, and suspending payment obligations on bonds issued by those entities, including bonds insured by Ambac Assurance. Subsequent to the implementation of the moratorium, the Commonwealth defaulted on a significant amount of debt, including certain Puerto Rico bonds insured by Ambac Assurance. On January 29, 2017, current Governor Rosello signed the Financial Emergency and Fiscal Responsibility Act, which extends the emergency moratorium period initially until May 1, 2017, but was extended to August 1, 2017 via Executive Order 2017-31.
As a result of the distressed situation in Puerto Rico coupled with the payment moratorium on debt payments of the Commonwealth and certain provisions under PROMESA, the potential for a restructuring of debt insured by Ambac Assurance, either with or without our consent, and the possibility of protracted litigation as a result of which our rights may be materially impaired, losses may exceed current reserves in a material manner. See "Note 1. Background and Business Description - Puerto Rico" for further details on the legal, economic, and fiscal developments that have impacted or may impact Ambac Assurance’s insured Puerto Rico bonds, including implied debt service discounts under both the Commonwealth’s Fiscal and Economic Growth Plan certified by the Oversight Board on March 13, 2017 (“FEGP”), and the Commonwealth’s April 28, 2017 restructuring proposal. In a Title III process, should court-approved plans of adjustment for the Commonwealth, COFINA and any other issuers of Ambac-insured debt that are filed for Title III protection be based on the certified FEGP from March 13, 2017, the Fiscal Plan Compliance Act be upheld, or Ambac receive unfavorable judgments on the litigation to which it is a party, Ambac’s and its financial condition could be materially adversely affected. It is also possible that outcomes may be worse than forecast under the certified FEGP or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise.
For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at March 31, 2017, the possible increase in loss reserves could be approximately $1.6 billion. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. For student loan credits for which we have an estimate of expected loss at March 31, 2017, the possible increase in loss reserves could be approximately $200 million.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes such as litigation, depending upon the nature of the exposure. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $300 million greater than the loss reserves at March 31, 2017.
SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES
Please refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.
ACCOUNTING STANDARDS
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.
AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance, Everspan and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin

| Ambac Financial Group, Inc. 74 2017 First Quarter FORM 10-Q |

(“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. For further information, see "Ambac Assurance Statutory Basis Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $944.8 million and $1,356.9 million at March 31, 2017, respectively, as compared to $976.5 million and $1,368.3 million at December 31, 2016, respectively. At March 31, 2017, Ambac Assurance's surplus as regards to policyholders of $944.8 million exceeded the Minimum Surplus Amount.
The Segregated Account’s statutory policyholder surplus amount was $380.0 million and $381.3 million as of March 31, 2017 and December 31, 2016, respectively. The Segregated Account's decrease in policyholder surplus was primarily due to a reduction in junior surplus notes as a result of rent payments made by Ambac Assurance during the three months ended March 31, 2017. The junior surplus notes reduce as rent payments are made by Ambac Assurance; $1.0 million occurred during 2017.
Ambac Assurance’s statutory policyholder surplus includes $373.1 million of junior surplus notes issued by the Segregated Account. The junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations that have claims on the resources of Ambac Assurance and the Segregated Account which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
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
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £197.6 million at March 31, 2017 as compared to £157.9 million at December 31, 2016. Ambac UK’s improvement in shareholders’ funds was primarily due to net income arising from the receipt of premiums, investment return in the period and reduction in loss provisions, including amounts associated with Ballantyne's litigation settlement in March 2017. At March 31, 2017, the carrying value of cash and investments was £449.8 million, a decrease from £460.4 million at December 31, 2016. The decrease in cash and investments is due to loss expense and tax payments in the period offset by the continued receipt of premiums, investment coupons from Ambac UK's investment portfolio and increases in the value of investments in pooled funds.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of capital resources, regulatory capital requirements and regulatory capital deficits under Solvency II as at December 31, 2016 represents the most recent available data for these three items. The calculation of capital resources, regulatory capital requirements and regulatory capital deficit of Ambac UK as at March 31, 2017 will be finalized on May 19, 2017 and will be published on Ambac's website shortly thereafter.
Capital resources under Solvency II were a deficit of £67.1 million at December 31, 2016. The deficit at December 31, 2016 is in comparison to a regulatory capital requirement of £334.9 million. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £402.0 million at December 31, 2016. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
As noted in the Executive Summary, on March 25, 2017, Ambac UK agreed in principle to a confidential settlement of litigation brought in the name of Ballantyne against JPMIM. The parties signed a settlement agreement on April 11, 2017. Ambac UK realized a benefit to capital resources in 2017 under Solvency II of £49.0 million as a result of the settlement which increased capital resources from a deficit of £67.1 million to a deficit of £18.1 million and following the settlement the regulatory capital requirements decreased by £8.4 million to £326.5 million. The deficiency in capital resources as compared to capital requirements therefore fell from £402.0 million at December 31, 2016 to £344.6 million following the settlement.
NON-GAAP FINANCIAL MEASURES
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company reports two non-GAAP financial measures: Adjusted Earnings and Adjusted Book Value. The most directly comparable GAAP measures are net income attributable to common

| Ambac Financial Group, Inc. 75 2017 First Quarter FORM 10-Q |

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
Adjusted Earnings (Loss). Adjusted Earnings (Loss) is defined as net income (loss) attributable to common stockholders, as reported under GAAP, adjusted on an after-tax basis for the following:

•
Non-credit impairment fair value (gain) loss on credit derivatives: Elimination of the non-credit impairment fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated credit losses. Such fair value adjustments are affected by, and in part fluctuate with, changes in market factors such as interest rates and credit spreads, including the market’s perception of Ambac’s credit risk (“Ambac CVA”), and are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee segment contracts to be accounted for consistent with the Financial Services – Insurance Topic of ASC, whether or not they are subject to derivative accounting rules.

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

•
Foreign exchange (gains) losses: Elimination of the foreign exchange gains (losses) on the re-measurement of assets, liabilities and transactions in non-functional currencies. This adjustment eliminates the foreign exchange gains (losses) on all assets, liabilities and transactions in non-functional currencies, which enables users of our financial statements to better view the business results without the impact of fluctuations in foreign currency exchange rates, particularly as assets held in non-functional currencies have grown, and facilitates period-to-period comparisons of Ambac's operating performance.

•
Fair value (gain) loss on interest rate derivatives from Ambac CVA: Elimination of the gains (losses) relating to Ambac’s CVA on interest rate derivative contracts. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain or loss when realized.

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a total dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended March 31,
	2017		2016
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(125.4)	$(2.77)	$9.4	$0.21
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	1.7	0.04	(1.3)	(0.03)
Insurance intangible amortization	37.5	0.83	50.9	1.12
Foreign exchange (gains) losses	(7.1)	(0.16)	7.4	0.17
Fair value (gain) loss on interest rate derivatives from Ambac CVA	2.0	0.05	(3.9)	(0.09)
Adjusted earnings (loss)	$(91.2)	$(2.01)	$62.5	$1.38
Net income (loss) effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. Included within Net income (loss) attributable to common stockholders of these consolidated VIEs was $3.7 million and $(27.2) million for the three months ended March 31, 2017 and 2016, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services - Insurance Topic of the ASC, the impact would have been $3.4 million and $128.4 million for the three months ended March 31, 2017 and 2016, respectively. The net change of these different accounting bases (including per share amounts) was $(0.3) million ($(0.01) per diluted share) and $155.6 million ($3.44 per diluted share), for the three months ended March 31, 2017 and 2016, respectively. This is supplemental information only and is not a component of Adjusted Earnings.

| Ambac Financial Group, Inc. 76 2017 First Quarter FORM 10-Q |

Adjusted Book Value. Adjusted Book Value is defined as Total Ambac Financial Group, Inc. stockholders’ equity as reported under GAAP, adjusted for after-tax impact of the following:

•
Non-credit impairment fair value losses on credit derivatives: Elimination of the non-credit impairment fair value loss on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit loss. GAAP fair values are affected by, and in part fluctuate with, changes in market factors such as interest rates, credit spreads, including Ambac’s CVA that are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee segment contracts to be accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC, whether or not they are subject to derivative accounting rules.

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

•
Ambac CVA on interest rate derivative liabilities: Elimination of the gain relating to Ambac’s CVA on interest rate derivative contracts. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain when realized.

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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	March 31, 2017		December 31, 2016
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,624.8	$35.92	$1,713.9	$37.94
Adjustments:
Non-credit impairment fair value losses on credit derivatives	13.2	0.29	11.4	0.25
Insurance intangible asset	(931.2)	(20.58)	(962.1)	(21.30)
Ambac CVA on interest rate derivative liabilities	(42.9)	(0.95)	(44.9)	(0.99)
Net unearned premiums and fees in excess of expected losses	701.4	15.51	732.2	16.21
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(140.2)	(3.10)	(118.9)	(2.63)
Adjusted book value	$1,225.2	$27.09	$1,331.7	$29.48
Stockholders' equity effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. The impact on Total Ambac Financial Group, Inc. ("AFG") stockholders' equity of these consolidated VIEs was $131.5 million and $132.4 million at March 31, 2017 and December 31, 2016, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services Insurance Topic of the ASC, the impact would have been $135.4 million and $139.2 million at March 31, 2017 and December 31, 2016, respectively. The net change of these different accounting bases (including per share amounts) was $3.9 million ($0.09 per share) and $6.7 million ($0.15 per share), at March 31, 2017 and December 31, 2016, respectively. This is supplemental information only and is not a component of Adjusted Book Value.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value decrease from December 31, 2016 to March 31, 2017 was primarily driven by a loss in Adjusted earnings.

| Ambac Financial Group, Inc. 77 2017 First Quarter FORM 10-Q |

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. There have been no material changes to our exposure to these risks from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2016. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers are responsible for developing and applying methods to measure risk. Ambac utilizes various systems, models and sensitivity scenarios to monitor and manage market risk. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Financial instruments of VIEs that are consolidated as a result of Ambac's financial guarantees are excluded from the market risk measures below.
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac have interest rate risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the interest rate sensitivity table below. Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio (which declines in value as rates increase) and the interest rate swap portfolio (which increases in value as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
A portion of the interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere int he Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). The interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.6 million for a 1 basis point parallel shift in USD swap rates up or down at March 31, 2017. The impact of the macro-hedge is included in the interest rate sensitivity table below.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) on these financial instruments, assuming immediate changes in interest rates at specified levels at March 31, 2017:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$150	$107	$59	$—	$(71)	$(172)
Estimated net fair value	1,749	1,706	1,658	1,599	1,528	1,427

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of March 31, 2017, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
Credit Spread Risk
Financial instruments that may be adversely affected by changes in spreads include Ambac’s outstanding credit derivative contracts, certain interest rate derivatives and investment assets. Changes in spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligor. Market liquidity and prevailing risk premiums demanded by market participants are also reflected in spreads and impact valuations.
The following table summarizes the estimated change in fair values on Ambac’s net derivative liabilities assuming immediate parallel shifts in reference obligation credit spreads related to written credit derivatives and counterparty credit spreads related to uncollateralized interest rate derivatives at March 31, 2017. It is more likely that actual changes in credit spreads will vary by obligor:

	Change in Obligor Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(36)	$(6)	$—	$6	$27
Estimated fair value	(206)	(176)	(170)	(164)	(143)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $1.8 million reduction to the credit derivatives liability as of March 31, 2017. At March 31, 2017 the credit valuation adjustment resulted in a 11.1% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7. Fair Value

| Ambac Financial Group, Inc. 78 2017 First Quarter FORM 10-Q |

Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on measurement of the credit valuation adjustment.
The fair value of interest rate derivatives may also be affected by changes to the credit valuation adjustment attributable to the risk of Ambac non-performance. Generally, the need for an Ambac credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $42.9 million as of March 31, 2017.
The following table summarizes the estimated change in fair values on Ambac's net derivative liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at March 31, 2017:

	Change in Ambac Credit Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$23	$5	$—	$(5)	$(30)
Estimated fair value	(147)	(165)	(170)	(175)	(200)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across holdings other than Ambac guaranteed securities at March 31, 2017. It is more likely that actual changes in credit spreads will vary by security:

	Change in Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing (1)	250 basis point narrowing (1)
Estimated change in fair value	$(265)	$(55)	$—	$58	$161
Estimated fair value	2,865	3,075	3,130	3,188	3,291

(1)	Incorporates a credit spread floor of 0 basis points.
Foreign Currency Risk
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling, euros and Australian dollars. These financial instruments are primarily invested assets of Ambac UK and credit derivative contracts. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in spot foreign exchange rates to U.S. dollars as of March 31, 2017.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(45)	$(22)	$22	$45
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
Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

| Ambac Financial Group, Inc. 79 2017 First Quarter FORM 10-Q |

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 11. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 18. Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2016, which are hereby incorporated by reference, as well as the additional risk factor information appearing below in this section and elsewhere in this report. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K.
Some issuers of public finance obligations we insure are experiencing fiscal stress that could result in increased losses on those obligations or increased liquidity claims, including losses or claims resulting from payment defaults, Chapter 9 bankruptcy or other restructuring proceedings or loss of market access.
We have historically experienced low levels of defaults in our public finance insured portfolio, including during the financial crisis that began in mid-2007. However, some issuers of public finance obligations we insure continue to report budget shortfalls, significantly underfunded pensions or other fiscal stresses that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Government entities may also take other actions that may impact their own creditworthiness or the creditworthiness of related issuers. Some issuers of obligations we insure have declared a payment moratorium, defaulted or filed for bankruptcy, raising concerns about their ultimate ability to service the debt we insure and our ability to recover claims paid in the future. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive federal or state assistance, or if such issuers default or file for bankruptcy under Chapter 9 or for similar relief under other laws that allow for the adjustment of debts, we may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect our business, financial condition and results of operations.
We insure obligations of several issuers that have filed for bankruptcy protection under Chapter 9 or, in the case of Puerto Rico, Title III of PROMESA. The consequences of such proceedings for creditors remain uncertain. For example, the treatment of general obligation debt in relation to other obligations remains in flux, with Detroit's 2014 precedent unfavorable for debt creditors. If issuers succeed in materially adjusting their obligations to bondholders and financial guarantors, other issuers may be encouraged to default or file for Chapter 9 or similar legal protection and seek adjustments to their debts. These events could materially increase losses in Ambac’s insured portfolio of municipal credits.
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
We have over $2 billion of net par exposure to the Commonwealth of Puerto Rico, including its authorities and public corporations. Components of Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bond. The Commonwealth has previously announced that it cannot meet its obligations and that it intends to impair some or all of its creditors. Due to the activation of the "Priority Debt Provision" in late 2015, certain revenues pledged for the repayment of debt issued by Puerto Rico Infrastructure Financing Authority (“PRIFA”), Puerto Rico Highway and Transportation Authority (“PRHTA”) and Puerto Rico Convention Center District Authority (“PRCCDA”) were diverted by the Commonwealth and not applied to debt service on PRIFA, PRHTA and PRCCDA debt obligations. On June 30, 2016, Gov. Padilla signed executive orders suspending payments on General Obligation debt and other debt under Law 21, the Emergency Moratorium and Financial Rehabilitation Act (enacted April 6, 2016). On January 27, 2017, the Financial Emergency and Fiscal Responsibility Act was signed by Gov. Rossello, which extends the debt service moratorium to May 1, 2017 (which was further extended to August 1, 2017 via Executive Order 2017-31).
The Commonwealth has proposed to restructure and renegotiate its obligations and those of certain of its instrumentalities. It adopted a Fiscal and Economic Growth Plan, certified by the Oversight Board created under the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) on March 13, 2017, that implies significant discounts to all debt service due to be paid by the Commonwealth and its instrumentalities and, on April 28, 2017, the Fiscal Agency and Financial Advisory Authority of Puerto Rico released a restructuring proposal that also includes significant discounts to debt service to be paid on Ambac-insured credits. In addition, the Oversight Board commenced a PROMESA Title III proceeding for the Commonwealth of Puerto Rico on May 3, 2017 and for COFINA on May 5, 2017. It is currently unclear which additional Commonwealth entities and instrumentalities, if any, will pursue a plan of adjustment of their debts under Title III or continue to pursue consensual debt restructuring pursuant to Title VI of PROMESA. See "Note 1. Background and Business Description - Puerto Rico" for more information on these developments. Given the numerous uncertainties existing with respect to the restructuring process and relevant litigations, no assurance can be given that debt service discounts will not be severe and cause Ambac to experience losses materially exceeding

| Ambac Financial Group, Inc. 80 2017 First Quarter FORM 10-Q |

current reserves. These and other long term financial planning, restructuring solutions and associated legislation, budgets and/or public policy could be proposed or adopted that could significantly impair our exposures, including by failing to recognize or properly differentiate legal structures and protections applicable to such exposures, such that losses may exceed our current reserves by a material amount and our loss reserves would need to be increased. In particular, in a Title III process, should court-approved plans of adjustment for the Commonwealth, COFINA or any other issuers of Ambac-insured debt that file for Title III protection be based on the certified FEGP from March 13, 2017, the Fiscal Plan Compliance Act be upheld, or Ambac receive unfavorable judgments in the litigations to which it is a party, Ambac’s financial condition could be materially adversely affected. It is also possible that outcomes may be worse than forecast under the certified FEGP or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise. Even a negotiated restructuring to which Ambac agrees as part of a Title VI or other process may involve material losses in excess of current reserves.
Litigation affecting the legal protections on which Ambac Assurance and its insured exposures rely is likely to intensify which, if decided adversely to Ambac Assurance, may materially increase our risk of loss. On October 7, 2016, certain holders of Puerto Rico’s GO bonds requested leave of court to file an amended complaint that, among other things, challenges the structure of the Puerto Rico Sales Tax Financing Corporations ("COFINA") and seeks injunctive relief requiring the sales and use tax proceeds securing the bonds issued by COFINA to be transferred to the Commonwealth treasury for payment of GO bonds. (See discussion of Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374) in Note 11. Commitments and Contingencies). If successful, the GO plaintiffs’ challenge against COFINA, and any similar claims that could be asserted by other plaintiffs in the future, could have a material adverse impact on Ambac’s liquidity, loss reserves and capital resources. Similarly, the resolution of claims brought in Ambac’s other litigations relating to its Puerto Rico exposures (as described in Note 11. Commitments and Contingencies), and any other cases brought as part of Title III proceedings or otherwise (whether by Ambac Assurance or other parties), may have a material effect on Ambac’s financial condition and results of operation.
As a result of the developments described above, the Commonwealth and certain of its instrumentalities will continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which are in turn affected by variability in economic growth, tax revenues, essential services expense as well as federal funding of Commonwealth needs. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially by a material amount, and may be subject to material volatility.
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
On April 10, 2017, the Rehabilitator issued a statement in which he indicated that if a consensual plan acceptable to the Rehabilitator for the Segregated Account to exit rehabilitation is not developed within the next sixty days, the Rehabilitator may pursue a plan that he believes will provide for a durable exit and that is protective of policyholders. OCI has not indicated a course of action to address Segregated Account or other obligations or to conclude the Segregated Account Rehabilitation Proceedings. Changes to the Segregated Account Rehabilitation Plan could have an adverse effect on the interests of holders, or a subset of holders, of securities issued or insured by Ambac Assurance or the Segregated Account. The terms, conditions, and timing of a potential conclusion of the Segregated Account Rehabilitation Proceedings are in the sole discretion of OCI, and subject to the approval of the Rehabilitation Court. This discretion includes the authority to address Segregated Account obligations without the agreement of Ambac Assurance or its board of directors.
Ambac Assurance has not reached any agreement on the terms of a potential transaction, and we cannot provide assurance that any such transaction will be entered into by Ambac Assurance within the timeframe allowed by OCI, or if it is, as to the ultimate timing, terms or conditions of any such transaction, or as to whether it could lead to the conclusion of the Segregated Account Rehabilitation Proceedings. Even if Ambac Assurance consummates one or more such transactions, doing so may ultimately prove to be unsuccessful in creating value for any or all of our stakeholders and may adversely affect our operating results or financial position. Moreover, any such transaction would be subject to the prior approval of the board of directors of Ambac Assurance, OCI and the Rehabilitation Court and may require third-party consents, which may not be obtained.
In December 2016, the Rehabilitator filed with the Rehabilitation Court a supplement to his 2016 Annual Report dated June 1, 2016 relating to the Segregated Account Rehabilitation Proceedings (the “Supplement”). In the Supplement, the Rehabilitator stated that at the present time and absent further actions, Ambac Assurance has insufficient capital to demonstrate to the satisfaction of the Rehabilitator that the Segregated Account Rehabilitation Proceedings could be concluded and leave Ambac Assurance with sufficient financial resources to meet all policy obligations, as projected by the Rehabilitator (in his sole discretion) under a varying range of base and stress case scenarios. The Rehabilitator further stated in the Supplement that given such requirements, any transaction facilitating the conclusion of the Segregated Account Rehabilitation Proceedings will need to provide for an increase in Ambac Assurance’s existing surplus capital, as determined and defined by OCI in its sole discretion. We cannot provide assurance that the terms of any possible transaction will satisfy OCI or the Rehabilitator that Ambac Assurance has, or will have, sufficient capital to meet all policy obligations after the conclusion of the Segregated Account Rehabilitation Proceedings. The terms, conditions, and timing of a potential conclusion of the Segregated Account Rehabilitation Proceedings are in the sole discretion of OCI, and subject to the approval of the Rehabilitation Court. Even if the Segregated Account Rehabilitation Proceedings could be brought to a successful conclusion,

| Ambac Financial Group, Inc. 81 2017 First Quarter FORM 10-Q |

there can be no assurance that any level of capital deemed sufficient by OCI to permit such conclusion will be sufficient to cover all future losses, whether currently anticipated or unanticipated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
None.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac’s activity of share purchases during the first quarter of 2017. When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. In the first quarter of 2017, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 2017	51,593	$22.50	—	—
February 2017	4,034	22.18	—	—
March 2017	783	22.35	—	—
First Quarter 2017	56,410	$22.48	—	—

(1)	There were no other repurchases of equity securities made during the three months ended March 31, 2017. Ambac does not have a stock repurchase program.
Warrants
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10 million increase to the warrant repurchase program. As of March 31, 2017, Ambac had repurchased 985,331 warrants totaling $8.1 million leaving 4,053,670 warrants outstanding with an exercise price of $16.67 per share and expiration of April 30, 2023. The remaining aggregate authorization at March 31, 2017 is $11.9 million.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

| Ambac Financial Group, Inc. 82 2017 First Quarter FORM 10-Q |

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

AMBAC FINANCIAL GROUP, INC.

Dated:	May 10, 2017	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)

| Ambac Financial Group, Inc. 83 2017 First Quarter FORM 10-Q |