Form 10-Q
period 2017-06-30
AMBAC FINANCIAL GROUP INC
filed 2017-08-09
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act): (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of August 7, 2017, 45,251,166 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share data) (June 30, 2017 (Unaudited))	2017	2016
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,165,245 and $5,435,385)	$5,318,195	$5,554,215
Fixed income securities pledged as collateral, at fair value (amortized cost of $64,944 and $64,833)	64,928	64,905
Short-term investments, at fair value (amortized cost of $504,093 and $430,827)	504,006	430,788
Other investments (includes $419,614 and $420,304 at fair value)	452,032	450,307
Total investments	6,339,161	6,500,215
Cash and cash equivalents	54,238	91,025
Receivable for securities	3,218	2,090
Investment income due and accrued	24,258	26,023
Premium receivables	653,176	661,337
Reinsurance recoverable on paid and unpaid losses	46,466	30,418
Deferred ceded premium	59,471	69,624
Subrogation recoverable	658,875	684,731
Loans	10,125	4,160
Derivative assets	79,047	77,742
Insurance intangible asset	912,173	962,080
Other assets	70,025	158,423
Variable interest entity assets:
Fixed income securities, at fair value	2,722,316	2,622,566
Restricted cash	5,015	4,873
Loans, at fair value	11,301,298	10,658,963
Derivative assets	65,507	80,407
Other assets	1,074	1,025
Total assets	$23,005,443	$22,635,702
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$893,456	$967,258
Loss and loss expense reserves	4,582,153	4,380,769
Ceded premiums payable	39,664	42,529
Obligations under investment agreements	—	82,358
Deferred taxes	1,866	1,720
Current taxes	26,082	14,280
Long-term debt	988,150	1,114,405
Accrued interest payable	397,974	421,975
Derivative liabilities	91,549	319,286
Other liabilities	72,582	76,589
Payable for securities purchased	6,126	1,084
Variable interest entity liabilities:
Accrued interest payable	860	859
Long-term debt, at fair value	11,902,682	11,155,936
Derivative liabilities	2,064,071	2,078,601
Other liabilities	15	29
Total liabilities	21,067,230	20,657,678
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,275,982 and 45,194,954	453	452
Additional paid-in capital	197,652	195,267
Accumulated other comprehensive income (loss)	38,828	(38,990)
Retained earnings	1,437,641	1,557,681
Treasury stock, shares at cost: 24,816 and 22,458	(471)	(496)
Total Ambac Financial Group, Inc. stockholders’ equity	1,674,103	1,713,914
Noncontrolling interest	264,110	264,110
Total stockholders’ equity	1,938,213	1,978,024
Total liabilities and stockholders’ equity	$23,005,443	$22,635,702
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2017	2016	2017	2016
Revenues:
Net premiums earned	$43,152	$41,402	$90,765	94,202
Net investment income:
Securities available-for-sale and short-term	80,943	64,368	154,093	122,350
Other investments	4,217	6,390	12,626	9,229
Total net investment income	85,160	70,758	166,719	131,579
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(1,763)	(18,880)	(22,917)	(66,950)
Portion of other-than-temporary impairment recognized in other comprehensive income	—	11,439	17,212	50,175
Net other-than-temporary impairment losses recognized in earnings	(1,763)	(7,441)	(5,705)	(16,775)
Net realized investment gains (losses)	4,180	14,897	(716)	15,999
Change in fair value of credit derivatives:
Realized gains and other settlements	1,134	233	1,333	485
Unrealized gains (losses)	5,490	3,722	6,343	16,336
Net change in fair value of credit derivatives	6,624	3,955	7,676	16,821
Net gains (losses) on interest rate derivatives	34,068	(36,331)	32,554	(119,755)
Net realized gains (losses) on extinguishment of debt	2,179	3,586	4,920	4,821
Other income (expense)	467	6,919	381	14,918
Income (loss) on variable interest entities	(1,219)	8,987	2,482	(18,176)
Total revenues	172,848	106,732	299,076	123,634
Expenses:
Losses and loss expenses (benefit)	66,100	(52,496)	201,111	(157,777)
Insurance intangible amortization	33,471	39,013	70,996	89,903
Operating expenses	31,051	27,995	59,031	56,004
Interest expense	28,234	30,709	59,806	61,139
Total expenses	158,856	45,221	390,944	49,269
Pre-tax income (loss)	13,992	61,511	(91,868)	74,365
Provision for income taxes	6,882	3,156	26,463	6,595
Net income (loss)	7,110	58,355	(118,331)	67,770
Less: net gain (loss) attributable to noncontrolling interest	—	(292)	—	(292)
Net income (loss) attributable to common shareholders	$7,110	$58,647	$(118,331)	$68,062
Other comprehensive income (loss), after tax:
Net income (loss)	$7,110	$58,355	$(118,331)	$67,770
Unrealized gains (losses) on securities, net of deferred income taxes of $0	12,649	48,170	33,984	107,961
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	29,292	(55,152)	41,885	(72,933)
Changes to postretirement benefit, net of tax of $0	(338)	(255)	1,949	532
Total other comprehensive income (loss), net of tax	41,603	(7,237)	77,818	35,560
Total comprehensive income (loss)	48,713	51,118	(40,513)	103,330
Less: comprehensive (gain) loss attributable to the noncontrolling interest:
Net gain (loss)	—	(292)	—	(292)
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$48,713	$51,410	$(40,513)	$103,622
Net income (loss) per share attributable to Ambac Financial Group, Inc. common stockholders
Basic	$0.16	$1.30	$(2.61)	$1.51
Diluted	$0.16	$1.29	$(2.61)	$1.50
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2017	$1,978,024	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)	$264,110
Total comprehensive income	(40,513)	(118,331)	77,818	—	—	—	—	—
Adjustment to initially apply ASU 2016-09	(137)	(137)	—	—	—	—	—	—
Stock-based compensation	2,385	—	—	—	—	2,385	—	—
Cost of shares (acquired) issued under equity plan	(1,547)	(1,572)	—	—	—	—	25	—
Issuance of common stock	1	—	—	—	1	—	—	—
Balance at June 30, 2017	$1,938,213	$1,437,641	$38,828	$—	$453	$197,652	$(471)	$264,110

Balance at January 1, 2016	$1,958,346	$1,478,439	$15,215	$—	$450	$190,813	$(118)	$273,547
Total comprehensive income	103,330	68,062	35,560	—	—	—	—	(292)
Adjustment to initially apply ASU 2014-13	—	6,442	—	—	—	—	—	(6,442)
Stock-based compensation	2,777	—	—	—	—	2,777	—	—
Cost of shares (acquired) issued under equity plan	(9)	(127)	—	—	—	—	118	—
Cost of warrants acquired	(1,610)	(1,092)	—	—	—	(518)	—	—
Issuance of common stock	1	—	—	—	1	—	—	—
Warrants exercised	2	—	—	—	—	2	—	—
Balance at June 30, 2016	$2,062,837	$1,551,724	$50,775	$—	$451	$193,074	$—	$266,813
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(118,331)	$68,062
Noncontrolling interest in subsidiaries’ earnings	—	(292)
Net income (loss)	$(118,331)	$67,770
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	533	637
Amortization of bond premium and discount	(83,180)	(56,353)
Share-based compensation	2,385	2,777
Deferred income taxes	146	(493)
Current income taxes	12,283	(537)
Unearned premiums, net	(63,820)	(143,098)
Losses and loss expenses, net	206,693	812,937
Ceded premiums payable	(2,865)	(7,767)
Investment income due and accrued	1,755	182
Premium receivables	8,378	89,962
Accrued interest payable	6,576	24,581
Amortization of insurance intangible assets	70,996	89,903
Net mark-to-market (gains) losses	(6,343)	(16,336)
Net realized investment gains	716	(15,999)
Other-than-temporary impairment charges	5,705	16,775
(Gain) loss on extinguishment of debt	(4,920)	(4,821)
Variable interest entity activities	(2,482)	18,176
Derivative assets and liabilities	(211,149)	80,783
Other, net	15,921	(85,060)
Net cash provided by (used in) operating activities	(161,003)	874,019
Cash flows from investing activities:
Proceeds from sales of bonds	885,507	303,807
Proceeds from matured bonds	390,309	585,274
Purchases of bonds	(986,364)	(1,416,297)
Proceeds from sales of other invested assets	177,805	34,499
Purchases of other invested assets	(161,375)	(145,788)
Change in short-term investments	(73,092)	(111,869)
Loans, net	(5,965)	591
Change in cash collateral receivable	73,174	(90,966)
Other, net	(4,534)	7,996
Net cash provided by (used in) investing activities	295,465	(832,753)
Cash flows from financing activities:
Paydowns of a secured borrowing	(16,929)	(13,630)
Payments for investment agreement draws	(82,358)	(17,989)
Payments for extinguishment of long-term debt	(69,499)	(19,550)
Tax payments related to shares withheld for share-based compensation plans	(1,268)	—
Proceeds from warrant exercises	—	2
Cost of warrants acquired	—	(1,610)
Net cash used in financing activities	(170,054)	(52,777)
Effect of foreign exchange on cash and cash equivalents	(1,195)	(1,189)
Net cash flow	(36,787)	(12,700)
Cash and cash equivalents at beginning of period	91,025	35,744
Cash and cash equivalents end of period	$54,238	$23,044

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$16,012	$7,662
Interest on long-term debt and investment agreements	37,471	2,352
Non-cash financing activities:
Decrease in long-term debt as a result of an exchange for investment securities	$55,426	$—
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991.
Ambac provides financial guarantee insurance policies through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance" or ”AAC") and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac also has another wholly-owned subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance and Ambac UK from being able to write new business. The inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account (as defined below) and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the terms of its Auction Market Preferred Shares and the terms of agreements entered into with the Segregated Account. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
Ambac also provides other financial products through subsidiaries of Ambac Assurance. These products consist of interest rate swaps, funding conduits, and investment agreements (until the first quarter of 2017) that were provided principally to clients that were also provided financial guarantee policies. These financial products have been in active run-off since 2007.
Prior to the second quarter of 2017, Ambac had two reportable business segments: i) the financial guarantee segment, which consisted of financial guarantee insurance policies and credit derivative contracts and ii) the financial services segment which consisted of the other financial products discussed above. With respect to the financial services segment, there were significant swap commutations in June 2017. The remaining interest rate swaps, along with other interest rate derivatives, are managed to economically hedge interest rate risk in the financial guarantee and investment portfolios. The last remaining investment agreement matured in March 2017 and the remaining conduit transactions are not material. The significant wind-down of these financial products, along with the appointment of a new Chief Executive Officer effective January 1, 2017, has resulted in a change in how the Company manages its business. Management now reviews financial information, allocates resources and measures financial performance on a consolidated basis. As a result, beginning with the second quarter of 2017, the Company has a single reportable segment. All prior period amounts and disclosures have been adjusted to reflect the reportable segment change.
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
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance remains subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. The Rehabilitator's authority includes, but is not limited to, sole discretion over the rate at which the Segregated Account pays claims and the accretion rate on Deferred Amounts. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. Opportunities for remediating losses on poorly performing insured transactions

| Ambac Financial Group, Inc. 5 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

also depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity.
As a result of uncertainties associated with the oversight by the Rehabilitator of the Segregated Account as noted herein, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the three and six months ended June 30, 2017 and the year ended December 31, 2016, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
The Segregated Account
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Net par exposure as of June 30, 2017 for policies allocated to the Segregated Account was $10,772,572. Policy obligations not allocated to the Segregated Account remain in the General Account of Ambac Assurance, and such policies in the General Account are not subject to and, therefore, are not directly impacted by the Segregated Account Rehabilitation Plan.
To pay claims and other liabilities, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”). In addition, certain operating and administrative costs and expenses of the Segregated Account are reimbursable by Ambac Assurance pursuant to the Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance, as amended (the “Cooperation Agreement”). Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At June 30, 2017, Ambac Assurance’s surplus as regards to policyholders exceeded the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
Rehabilitation Exit Support Agreement
On July 19, 2017, Ambac Assurance and Ambac entered into an agreement (the “Rehabilitation Exit Support Agreement”) with holders or beneficial owners (the “Supporting Holders”) of surplus notes issued by Ambac Assurance and beneficial interests in Deferred Amounts (as defined in the Segregated Account Rehabilitation Plan) of the Segregated Account with respect to a transaction which, subject to the conditions precedent set forth in the Rehabilitation Exit Support Agreement, and if consummated, would generally involve (i) the exchange of certain surplus notes held by holders of surplus notes that elect to participate in a voluntary exchange transaction and (ii) the satisfaction and discharge of all Deferred Amounts, in each case for an effective consideration package comprised of cash and new Secured Notes (as defined below) and certain existing surplus notes and (iii) the exit from rehabilitation of the Segregated Account (the “Rehabilitation Exit Transactions”).
The settlement of the Deferred Amounts and the Segregated Account’s exit from rehabilitation are expected to be realized through the amendment (the “Rehabilitation Plan Amendment”) of the Segregated Account Rehabilitation Plan to be pursued by the Rehabilitator, and a series of transactions which would provide to holders of beneficial interests in Deferred Amounts (other than Ambac, but including Ambac Assurance) a total effective consideration package, in full satisfaction and discharge of each $1.00 of Deferred Amounts (including accretion), of (i) $0.40 in cash, (ii) $0.41 in principal amount of new Secured Notes (as defined below) and (iii) from certain holders of surplus notes, $0.125 currently outstanding surplus notes. Such consideration package would thereby provide a discount of $0.065 (set first against accretion of Deferred Amounts). Ambac would receive $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts (including accretion) that it holds, and would provide a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims. It is anticipated that the Rehabilitator will file a motion in the Rehabilitation Court by no later than October 2, 2017 seeking entry of an order approving the Rehabilitation Plan Amendment. The Rehabilitator has reserved December 12, 2017 through December 14, 2017 for a confirmation hearing on the Rehabilitation Plan Amendment, and November 30, 2017 for a pre-trial hearing.
The Rehabilitation Exit Support Agreement calls for a series of interrelated transactions involving the exchange of certain surplus notes (collectively, the “Exchange Offers”), pursuant to which, for each $1.00 of principal amount outstanding and accrued and unpaid interest thereon,

| Ambac Financial Group, Inc. 6 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

holders effectively would (i) receive $0.40 in cash, (ii) receive $0.41 in principal amount of Secured Notes, (iii) retain $0.125 in principal amount and accrued and unpaid interest thereon of surplus notes and (iv) provide a discount of $0.065 in principal amount and accrued and unpaid interest thereon. Ambac will not participate in the Exchange Offers and will hold surplus notes issued by the Segregated Account and Ambac Assurance until the Rehabilitation Exit Transactions are consummated and a certain amount of such surplus notes for a time after such transactions are completed, as described below.
As part of the Rehabilitation Exit Transactions, Ambac and Ambac Assurance will seek consents from holders of surplus notes to a waiver and amendment (the “BSA Waiver and Amendment”) of certain provisions of the Settlement Agreement, such consents to be executed by holders of more than 50% in aggregate principal amount of the surplus notes. Holders who participate in the Exchange Offers will be required to deliver their consent to the BSA Waiver and Amendment.
As contemplated by the Rehabilitation Exit Support Agreement and as a portion of the consideration received by holders of beneficial interests in Deferred Amounts (including Ambac Assurance) in satisfaction and discharge of their claims pursuant to the Rehabilitation Plan Amendment and by holders of surplus notes pursuant to the Exchange Offers (as specified above), a newly formed special purpose entity will issue new secured notes (the “Secured Notes”), secured by all assets of the special purpose entity, which include a note issued by Ambac Assurance to the special purpose entity, which note is secured by a pledge of Ambac Assurance’s right, title and interest in up to the first $1,400,000 of proceeds (net of reinsurance) from certain litigations in which Ambac Assurance and the Segregated Account seek redress for breaches of representations and warranties and/or fraud related to residential mortgage-backed securitizations (the “RMBS Litigations”). In addition, the note issued by Ambac Assurance to the special purpose entity will be secured by RMBS securities having a market value of not less than $350,000 on the date that is not more than five business days prior to the closing date of the Rehabilitation Exit Transactions. Ambac Assurance will also pledge for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of any Secured Notes held by AAC from time to time, and will issue a financial guaranty insurance policy to a trustee for the benefit of holders of Secured Notes irrevocably guarantying all principal and interest payments in respect of the Secured Notes as and when such payments become due and owing. Should Ambac Assurance settle any of the RMBS Litigations before the closing of the Rehabilitation Exit Transactions, any proceeds received by Ambac Assurance from any settlement which would have secured the Secured Notes will replace Secured Notes having a face amount equal to the amount of proceeds received that would otherwise be issued.
Following the consummation of the Rehabilitation Exit Transactions and until the earlier of (i) June 8, 2020 and (ii) the date on which at least 25% of the principal amount of Remaining Senior Surplus Notes (as defined the Rehabilitation Exit Support Agreement) are no longer outstanding, Ambac shall hold and not sell Remaining Senior Surplus Notes which, as of June 30, 2017, have an aggregate of $60,000 of principal amount and accrued and unpaid interest outstanding.
The Company may terminate the Rehabilitation Exit Support Agreement upon the occurrence of certain events, including if the Rehabilitation Exit Transactions have not been consummated within 365 days of the signing date of the Rehabilitation Exit Support Agreement.
Supporting Holders that, in the aggregate, beneficially own at least 66 2/3% of the principal amount outstanding under the surplus notes and 66 2/3% of the principal amount of the Deferred Amounts, held by the Supporting Holders as a whole may terminate the Rehabilitation Exit Support Agreement upon the occurrence of certain events, including if (i) within 75 days of signing date of the Rehabilitation Exit Support Agreement, the Rehabilitator has not filed a motion in the Rehabilitation Court seeking entry of the approval order; (ii) the confirmation hearing has not commenced within 180 days of the signing date of the Rehabilitation Exit Support Agreement; and (iii) the Rehabilitation Exit Transactions have not been consummated within 270 days of the Signing Date. In addition if the Rehabilitation Exit Transactions have not been consummated within 365 days of the signing date of the Rehabilitation Exit Support Agreement, each Supporting Holder shall have the right to terminate the Agreement with respect to itself.
Ambac can provide no assurance that any of the termination events described above or in the Rehabilitation Exit Support Agreement will not arise.
The Exchange Offers will be subject to a number of conditions precedent, including, among others, (i) approval by the OCI; (ii) the effectiveness of the Rehabilitation Plan Amendment concurrent with the closing of the Exchange Offers; (iii) participation by 85% of the outstanding principal amount owned by holders of surplus notes (including Ambac and Ambac Assurance) in the Exchange Offers; (iv) receipt of consents of at least a majority of the outstanding aggregate principal amount of the surplus notes (other than surplus notes beneficially owned by Ambac or Ambac Assurance or any of their affiliates) to the BSA Waiver and Amendment; and (v) subject to the approval of the OCI, a one-time current interest payment of approximately $12,500 on the surplus notes outstanding immediately following the effective date of the Rehabilitation Plan Amendment.
The Rehabilitation Plan Amendment is subject to a number of conditions precedent having been satisfied or waived by the Rehabilitator, in his sole discretion, including, among others, (i) the Rehabilitation Plan Amendment will have been approved by the Rehabilitation Court, and such order will have become a final order; (ii) as of the effective date, Ambac Assurance will have sufficient capital and claims-paying resources to effect all of the Rehabilitation Exit Transactions and to exit rehabilitation; (iii) the conditions to consummation of the Exchange Offers will have

| Ambac Financial Group, Inc. 7 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

been satisfied or waived in full in accordance with the terms thereof; and (iv) Ambac will have received from the Internal Revenue Service a ruling, in form and substance reasonably satisfactory to the Rehabilitator, Ambac Assurance, and Ambac.
Ambac can provide no assurances that these approvals or consents will be obtained or that the other conditions precedent will be satisfied or waived in a timely manner or at all. Even if the Rehabilitation Exit Transactions are consummated, OCI may impose on Ambac and Ambac Assurance reporting requirements and restrictions on transactions or other activities, which may create additional challenges or obstacles with respect to Ambac Assurance's ability to deliver value to Ambac and Ambac's ability to deliver value to its stockholders.
Tier 2 Commitment
On July 19, 2017, Ambac Assurance also entered into a commitment letter (the “Commitment Letter”) with certain investors (the “Investors”), with respect to the issuance of an aggregate principal amount of $240,000 of senior notes (the “Tier 2 Notes”) secured by Ambac Assurance’s rights, title and interest in the cash and non-cash proceeds (net of reinsurance) above $1,600,000 received in connection with the RMBS Litigations. The Commitment Letter will terminate upon the earliest occurrence of: (i) 365 days from the execution of the Rehabilitation Exit Support Agreement, and (ii) the date on which the Tier 2 Notes are issued. In addition, Ambac Assurance and the Investors have the option to terminate the Commitment Letter following (i) the resolution of Ambac Assurance Corp. et al. v. Countrywide Home Loans, Inc. et al., Index No. 651612/2010 (N.Y. Sup. Ct. N.Y. Cnty.) (Bransten, J.) or (ii) the termination of the Rehabilitation Exit Support Agreement. The issuance of the Tier 2 Notes is subject to a number of conditions precedent including, among others, satisfaction or waiver of the conditions to effectiveness set forth in the Plan Amendment.
The terms, conditions, and timing of the conclusion of the Segregated Account Rehabilitation Proceedings are in the sole discretion of the OCI, and subject to the approval of the Rehabilitation Court. No assurance can be given that Rehabilitation Exit Transactions or issuance of the Tier 2 Notes will be consummated. OCI retains the authority, subject to the approval of the Rehabilitation Court, to address Segregated Account obligations without the agreement of Ambac Assurance or its board of directors. Moreover, even if the Segregated Account Rehabilitation Proceedings could be brought to a successful conclusion, there can be no assurance that any level of capital deemed sufficient by OCI to permit such conclusion will be sufficient to cover all future losses, whether currently anticipated or unanticipated.
Ambac Assurance will seek to further improve its financial condition by continuing to pursue asset monetizations; loss recoveries; restructurings, purchases, modifications or exchanges of certain outstanding obligations; extinguishment or modification of certain contractual restrictions; and/or commuting or reducing insured exposures Separately from or in connection with the actions described above, we may seek to further optimize our capital and corporate structure to unlock shareholder value.
Augusta Funding Limited IV ("Augusta") Commutation
On June 27, 2017, Ambac entered into a termination agreement with various parties, including Augusta, in connection with the commutation of interest rate swaps between Augusta and Ambac's wholly-owned subsidiary, Ambac Financial Services. During the second quarter, Ambac had net settlement payments of approximately $103,592, including $94,407 under the termination agreement. At March 31, 2017, Ambac had recorded a mark-to-market liability under this swap transaction of $147,035, resulting in a gain of approximately $43,443 and $42,157 during the three and six months ended June 30, 2017, respectively. In July 2017, Augusta redeemed its outstanding Ambac-insured debt and accordingly Ambac will recognize approximately $2,600 in accelerated earnings in the third quarter of 2017 relating to this redemption.
Ballantyne Litigation
On March 25, 2017, Ambac UK agreed in principle to a confidential settlement of litigation brought by Ambac UK in the name of Ballantyne Re plc ("Ballantyne") against J.P. Morgan Investment Management Inc. ("JPMIM") relating to the management of Ballantyne’s investment accounts, which were funded with the proceeds of notes issued in 2006 in connection with a structured reinsurance transaction and guaranteed in part by Ambac UK. On April 11, 2017, Ambac UK, Ballantyne and JPMIM signed a settlement agreement. Pursuant to the settlement, Ballantyne received a payment of $325,600 from JPMIM in return for releases of all claims by Ballantyne and Ambac UK. As a result of the settlement, Ambac recognized an incremental benefit through a reduction in losses and loss expenses of approximately $91,600 in the first quarter of 2017. Ambac had previously included an estimated benefit through a reduction of loss and loss expense reserves of approximately $53,000 related to our probability weighted estimate of the value of the litigation. The total $144,600 benefit recognized from the settlement of the litigation will reduce the ultimate Ballantyne claims Ambac UK is expecting to pay and not result in a direct cash payment to Ambac UK.
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

| Ambac Financial Group, Inc. 8 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

not include any restructuring proposals. These deficiencies of the FEGP, when combined with the absence of sufficient projected cash flows for debt service, increased the uncertainty of whether successful consensual negotiations can be reached.
On April 28, 2017, the Fiscal Agency and Financial Advisory Authority of Puerto Rico (“FAFAA”) released a restructuring proposal covering General Obligation (“GO”), GO-guaranteed, Puerto Rico Sales Tax Financing Corporations ("COFINA"), Puerto Rico Highways and Transportation Authority ("PRHTA"), Puerto Rico Infrastructure Financing Authority ("PRIFA") and Puerto Rico Convention Center District Authority ("CCDA") bonds. Under the proposal, bondholders would receive a “senior bond” based on amounts expected to be available for debt service under the FEGP and a “cash flow bond” that would allow for additional payments if amounts available for debt service exceeded FEGP forecasts. FAFAA’s proposal further provides that GO and GO-guaranteed bondholders would be offered a maximum recovery of 77% (52% senior bond, 25% cash flow bond), COFINA bondholders would receive a maximum recovery of 58% (39% senior bond, 19% cash flow bond), and PRHTA, CCDA, PRIFA, and Metropolitan Bus Authority bondholders would receive a maximum recovery of 30% (0% senior bond, 30% cash flow bond). Recoveries relating to the cash flow bond component could be lower depending upon future surpluses at the General Fund and future new money GO bond issuances. The proposal was premised only on the cash available for debt service included in the certified FEGP, despite challenges from creditors and repeated calls for a review and adjustment of the assumptions underlying such Plan. Among other infirmities, the proposal lacks textured narrative or economic or financial logic for treating Senior and Junior tranches within the COFINA structure as pari passu obligations and fails to explain how the allocation of cashflow between GO and GO-guaranteed bonds and COFINA bonds was derived. The proposal was not accepted by affected bondholders.
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
While Article 4.03 does not explicitly exclude COFINA from coverage of such Articles 4.01 and 4.02, as it does with other entities, it does state that the Executive Branch shall be authorized to use the COFINA funds, occasionally, solely as a last alternative, and subject to the filing of a sworn certification before the Legislative Assembly. Such sworn certification, which, according to Article 4.03 shall not be interpreted to give the Executive Branch indefinite use of the COFINA funds, must establish the need, term and amount of funds that will be used to cover significant occasional cash flow deficits to comply with the FEGP. An Explicative Declaration of Act 26-2017 signed by the Governor of Puerto Rico on April 29, 2017 states that because COFINA does not generate surpluses, the dispositions of Chapter 4 are not applicable to COFINA. The Explicative Declaration further states that the Fiscal Plan Compliance Act does not refer to other revenues from public corporations except for those determined by fee adjustments of the corporations specifically included in the FEGP. The statements in the Explicative Declaration appear to contradict the statutory language of Articles 4.01, 4.02 and 4.03, resulting in uncertainty about how the Fiscal Plan Compliance Act will be implemented.
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
On May 1, 2017, Ambac Assurance sent COFINA a notice of failures to comply with covenants and events of default under COFINA’s bond resolution and enabling legislation. Among other things, Ambac Assurance stated that the Commonwealth had violated its covenant not to limit or restrict the right granted by the Resolution or COFINA’s rights to meet its obligations to its bondholders by enacting the Fiscal Plan Compliance Act; that COFINA had violated its covenant to defend, preserve, and protect the pledge of the Dedicated Sales Tax to COFINA and the rights of COFINA’s bondholders under the Resolution against all claims and demands; and that both covenant violations were incurable and therefore constituted immediate Events of Default under the COFINA resolution. Also on May 1, 2017, the COFINA trustee, Bank of New York Mellon (“BNY”), sent a letter to COFINA and the Puerto Rico Fiscal Agency and Financial Advisory Authority stating that the Fiscal Plan Compliance Act was inconsistent with COFINA’s and the Commonwealth’s covenants under COFINA’s resolution and enabling legislation, and seeking a response detailing any curative action either intended to take. On May 4, 2017, BNY sent COFINA a notice of default arising out of the Fiscal Plan Compliance Act, and stated that the defaults by COFINA and the Commonwealth would be deemed Events of Default under the COFINA resolution if left uncured within 30 days of Ambac’s May 1, 2017 letter noticing the defaults. Later on May 4, 2017, Ambac Assurance, together

| Ambac Financial Group, Inc. 9 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

with holders of more than 25% of the senior COFINA bonds, sent a letter to BNY demanding immediate acceleration of all senior bonds issued by COFINA. On May 16, 2017, BNY filed an interpleader action in COFINA’s Title III case against COFINA and certain creditors of COFINA, including Ambac Assurance, that have made competing claims of entitlement to funds held by BNY. This action will resolve the parties’ respective entitlements to the funds, including a determination of whether an Event of Default have occurred under the COFINA resolution.
On May 2, 2017, the Oversight Board certified a ten-year fiscal plan (the “PRHTA Fiscal Plan”) for the Puerto Rico Highways and Transportation Authority (“PRHTA”). The PRHTA Fiscal Plan reflects an expectation that the Puerto Rico Treasury and PRHTA will temporarily cease funding debt service payments in July of 2017. The PRHTA Fiscal Plan states that as a result of the “clawback” of certain revenues pledged to PRHTA, PRHTA has insufficient cash flow to service debt. It is currently unclear when the funding of PRHTA debt service payments with pledged revenues will resume.
The Governor signed into law Act No. 1 of 2017, on January 11, 2017, which amended the Commonwealth’s Public-Private Partnership Act (Act No. 29 of 2009) ("P3 Act") authorizing the Public-Private Partnerships Authority (“P3A”) to facilitate privatization agreements between Partnering Government Entities (as such term is defined in the P3 Act) and private entities. The 2017 amendments allow the P3A to receive and consider unsolicited or voluntary proposals from proponents that meet the minimum criteria set forth in the P3 Act, whereas prior to the 2017 amendments, proposals could only be received in response to a P3A request for proposals. Direct negotiations with proponents of unsolicited or voluntary proposals may be conducted without a request for qualifications or a request for proposals process if the P3A determines that certain criteria have been met. The 2017 amendments also permit the use of the initial and/or periodical payments received from any partnership for contributions to the retirement systems of the Government of Puerto Rico, in addition to other uses provided for by the P3 Act, including the payment of debts of Partnering Government Entities. It is unclear how Puerto Rico will make use of the law and to what extent it will impact the obligations that we insure.
In response to letter requests from Governor Rosselló, the Oversight Board commenced a Title III proceeding for the Commonwealth of Puerto Rico on May 3, 2017 and for COFINA on May 5, 2017. Subsequently, the Oversight Board commenced a Title III proceeding for the Employees Retirement System and PRHTA on May 21, 2017, and for the Puerto Rico Electric Power Authority on July 2, 2017. Ambac Assurance has not issued any financial guaranty policies with respect to obligations of the Employees Retirement System or the Puerto Rico Electric Power Authority. As part of the Title III filings for the Commonwealth and COFINA, the Oversight Board noted that the Oversight Board and the Commonwealth intend to continue pursuing consensual negotiations under the protection of the Title III automatic stay.
On June 14, 2017, Judge Laura Taylor Swain entered an order appointing a team of mediators to facilitate confidential mediation discussions in order to facilitate consensual resolution of certain issues arising in the context of these Title III cases. The mediation team is led by Chief Judge Barbara Houser of the United States Bankruptcy Court for the Northern District of Texas, and consists of Circuit Judge Thomas Ambro of the United States Court of Appeals for the Third Circuit, Senior District Judge Nancy Atlas of the United States District Court for the Southern District of Texas, Bankruptcy Judge Christopher Klein of the United States Bankruptcy Court for the Eastern District of California, and Senior District Judge Victor Marrero of the United States District Court for the Southern District of New York. The mediators held an introductory mediation session, primarily for scheduling and housekeeping matters, on July 12, 2017. The mediators requested initial, confidential mediation statements identifying the issues to be discussed in the mediation(s) and the order in which the issues presented are to be taken up by July 24, 2017. The substantive mediation process is not expected to get underway until September. No assurances can be given that consensual resolutions will be achieved with respect to the Commonwealth’s or COFINA’s obligations or those of any other Puerto Rico instrumentality. In addition, Ambac is uncertain how the Title III process will be implemented and to what extent the rights of Ambac Assurance will be respected as part of that process.
On June 30, 2017, the Oversight Board certified the Commonwealth’s fiscal year 2018 budget, which is largely compliant with the FEGP. The budget does not allocate funds for debt service, stating only that it will do so after a Title III plan of adjustment or Title VI agreement is approved by the Court.
Ambac Assurance is party to nine litigations related to its Puerto Rico exposures. These include three litigations challenging the constitutionality and legality of the FEGP and the Fiscal Plan Compliance Act, discussed below under Note 11. Commitments and Contingencies, one of which is an adversary proceeding actively pending in PRHTA’s Title III proceedings. Ambac Assurance filed several of those cases to protect and assert its rights under transaction documents and applicable law. Six of these litigations are stayed under Title III of PROMESA, and one has been stayed by order of the United States District Court for the District of Puerto Rico pending resolution of an interpleader action related to COFINA funds (to which interpleader action Ambac is also a party). Accordingly, Ambac is unable to predict when and how the issues raised in those cases will be resolved. If Ambac Assurance is unsuccessful with any of these challenges, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a material negative impact.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the six months ended June 30, 2017, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $221,604, which was significantly impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has

| Ambac Financial Group, Inc. 10 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

an estimate of expected loss at June 30, 2017, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1.6 billion. However, there can be no assurance that losses may not exceed such amount.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. All intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended June 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet was derived from audited financial statements.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $14,786 and $(29,150) for the six months ended June 30, 2017 and 2016. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro. The significant components of foreign currency transaction gains/(losses), including the respective classifications in the Consolidated Statement of Total Comprehensive Income, are as follows:

•	Remeasurement of loss reserves, classified in Loss and loss expenses, in the amount of $17,622 and $(48,260) for the six months ended June 30, 2017 and 2016, respectively;

•
Realized gain (losses) from the sale of investment securities and the unrealized gains (losses) of trading and short-term investment securities, classified in Net realized investment gains, in the amount of $(432) and $13,632 for the six months ended June 30, 2017 and 2016, respectively;

•	Remeasurement of premium receivables, classified in Other income, in the amount of $(981) and $6,945 for the six months ended June 30, 2017 and 2016, respectively;

•	Remeasurement of cash held, classified in Other income, in the amount of $(503) and $(965) for the six months ended June 30, 2017 and 2016, respectively and

•
Remeasurement of credit derivative liabilities, classified in Net change in fair value of credit derivative, in the amount of $(920) and $(502) for the six months ended June 30, 2017 and 2016, respectively.

Reclassifications:
Certain reclassifications may have been made to prior years' amounts to conform to the current year's presentation.

| Ambac Financial Group, Inc. 11 2017 Second Quarter FORM 10-Q |

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
Future Application of Accounting Standards:
Equity-linked instruments with down round features
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the ASU, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. We have not determined whether Ambac will early adopt this ASU. The adoption of this ASU is not expected to have a material impact on Ambac's financial statements.
The ASU also contains accounting guidance on mandatorily redeemable financial instruments that is only applicable to nonpublic companies.

| Ambac Financial Group, Inc. 12 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Stock Compensation--Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Ambac will adopt this ASU on January 1, 2018. The adoption of this ASU is not expected to have a consequential impact on Ambac's financial statements.
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

3. SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES
Ambac, with its subsidiaries, has engaged in transactions with special purpose entities, including VIEs, in various capacities.

•	Ambac most commonly provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs ("FG VIEs").

•	Ambac sponsors special purpose entities that issued notes to fund the purchase of certain financial assets.

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

| Ambac Financial Group, Inc. 13 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

obtain certain loss remediation rights. These rights may enable Ambac to direct the activities of the entity that most significantly impact the entity’s economic performance.
We determined that Ambac’s subsidiaries generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting the liabilities (and in certain cases assets). As further described below, we consolidated certain FG VIEs because: (i) we determined for certain transactions that experienced the aforementioned performance deterioration, that Ambac’s subsidiaries had the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in Ambac's subsidiaries' ability to exercise certain loss remediation activities, or (ii) due to the passive nature of the VIEs’ activities, Ambac’s subsidiaries’ contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to existing VIEs involving Ambac financial guarantees, Ambac is generally required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. In connection with the potential exit from Rehabilitation of the Segregated Account, as further described in Note 1. Background and Business Description, Ambac will need to evaluate consolidation of certain VIEs in the event certain rights are obtained by Ambac Assurance. Ambac has been informed by the OCI that they intend maintain certain control rights for policies that are currently allocated to the Segregated Account. Accordingly management expects the number of additional VIEs that may be consolidated as a result of the Segregated Account's potential exit from Rehabilitation will be reduced and possibly eliminated. A VIE is deconsolidated in the period that Ambac no longer has such control, which could occur in connection with the execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE. Assets and liabilities of FG VIEs that are consolidated are reported within Variable interest entity assets or Variable interest entity liabilities on the Consolidated Balance Sheets. The net results from such FG VIEs are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).
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
As of June 30, 2017 consolidated FG VIE assets and liabilities relating to 12 consolidated entities were $14,095,210 and $13,967,628, respectively. As of December 31, 2016, consolidated FG VIE assets and liabilities relating to 12 consolidated entities were $13,367,834 and $13,235,425, respectively. As of both June 30, 2017 and December 31, 2016, eight and four consolidated FG VIEs related to transactions insured by Ambac UK and Ambac Assurance, respectively. As of June 30, 2017, FG VIE assets and liabilities of $13,700,687 and $13,583,319 and as of December 31, 2016, FG VIE assets and liabilities of $12,950,009 and $12,833,466 related to transactions guaranteed by Ambac UK. The remaining balance of consolidated FG VIE assets and liabilities are related to transactions guaranteed by Ambac Assurance. Ambac is not primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of most consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
Below is a schedule detailing the change in fair value of the various financial instruments within the consolidated FG VIEs, along with gains (losses) from consolidating and deconsolidating FG VIEs, that together comprise Income (loss) on variable interest entities for the affected periods:

| Ambac Financial Group, Inc. 14 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) on changes related to:
Net fair value of VIE assets and liabilities	$(1,219)	$8,987	$2,482	$(18,176)
Consolidation / Deconsolidation	—	—	—	—
Income (loss) on Variable Interest Entities	$(1,219)	$8,987	$2,482	$(18,176)
Ambac consolidated zero and deconsolidated zero VIEs for the three and six months ended June 30, 2017 and 2016.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Investments:
Corporate obligations	$2,722,316	$2,622,566
Total variable interest entity assets: fixed income securities	$2,722,316	$2,622,566
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of June 30, 2017 and December 31, 2016:

	Estimated fair value	Unpaid principal balance
June 30, 2017:
Loans	$11,301,298	$7,913,293
Long-term debt	11,902,682	9,144,036
December 31, 2016:
Loans	$10,658,963	$7,641,756
Long-term debt	11,155,936	8,854,530
Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to a special purpose entity. The business purpose of this entity was to provide certain financial guarantee clients with funding for their debt obligations. This special purpose entity was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity was contractually limited to purchasing assets from Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac has not consolidated this entity because Ambac Assurance’s policies issued to this entity were allocated to the Segregated Account, thereby limiting Ambac’s control over the entity's most significant economic activities. Ambac has elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At June 30, 2017 and December 31, 2016 the fair value of this entity was $6,691 and $7,382, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of debt outstanding was $409,830 and $388,950 at June 30, 2017 and December 31, 2016, respectively. In each case, Ambac sold assets to this entity. The assets are composed of utility obligations with a weighted average rating of BBB+ at June 30, 2017 and weighted average life of 4.9 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of June 30, 2017 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

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

| Ambac Financial Group, Inc. 15 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

In July 2015, Ambac Assurance entered into a secured borrowing transaction whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). Although the Securities were legally sold to the Trust, the Securities will remain in Invested assets on the Consolidated Balance Sheets. The Securities had par and fair value of $311,528 and $352,446 as of June 30, 2017, respectively. Refer to Note 8. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate secured by and entitling the Issuer to all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8%. Both the Trust and the Issuer are consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $85,981 and $102,403 as of June 30, 2017 and December 31, 2016, respectively, and is reported in Long-Term Debt on the Consolidated Balance Sheets.
Variable Interests in Non-Consolidated VIEs
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports its interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $32,418 and $30,003 as of June 30, 2017 and December 31, 2016, respectively.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of June 30, 2017 and December 31, 2016:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
June 30, 2017:
Global structured finance:
Collateralized debt obligations	$453,698	$188	$3,155	$(25)
Mortgage-backed—residential	14,003,635	692,759	3,169,649	—
Other consumer asset-backed	2,320,779	25,356	329,504	—
Other commercial asset-backed	1,515,903	64,285	64,993	—
Other	2,727,962	62,624	319,324	12,051
Total global structured finance	21,021,977	845,212	3,886,625	12,026
Global public finance	25,762,817	347,529	384,444	(8,973)
Total	$46,784,794	$1,192,741	$4,271,069	$3,053

December 31, 2016:
Global structured finance:
Collateralized debt obligations	$761,451	$218	$3,319	$(145,402)
Mortgage-backed—residential	14,859,909	725,106	3,118,892	—
Other consumer asset-backed	2,391,604	26,758	302,335	—
Other commercial asset-backed	1,686,256	66,277	64,961	—
Other	2,963,521	66,091	412,929	13,347
Total global structured finance	22,662,741	884,450	3,902,436	(132,055)
Global public finance	25,608,471	338,587	359,142	(8,827)
Total	$48,271,212	$1,223,037	$4,261,578	$(140,882)

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

| Ambac Financial Group, Inc. 16 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(3)	Insurance liabilities represent the amount recorded in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Net derivative assets (liabilities) represent the fair value recognized on credit derivative contracts and interest rate swaps on Ambac’s Consolidated Balance Sheets.
4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Three Months Ended June 30, 2017:
Beginning Balance	$140,198	$11,654	$(154,627)	$(2,775)
Other comprehensive income (loss) before reclassifications	15,070	—	29,292	44,362
Amounts reclassified from accumulated other comprehensive income (loss)	(2,421)	(338)	—	(2,759)
Net current period other comprehensive income (loss)	12,649	(338)	29,292	41,603
Balance at June 30, 2017	$152,847	$11,316	$(125,335)	$38,828

Three Months Ended June 30, 2016:
Beginning Balance	$110,754	$10,131	$(62,873)	$58,012
Other comprehensive income (loss) before reclassifications	55,623	—	(55,152)	471
Amounts reclassified from accumulated other comprehensive income (loss)	(7,453)	(255)	—	(7,708)
Net current period other comprehensive income (loss)	48,170	(255)	(55,152)	(7,237)
Balance at June 30, 2016	$158,924	$9,876	$(118,025)	$50,775

Six Months Ended June 30, 2017:
Beginning Balance	$118,863	$9,367	$(167,220)	$(38,990)
Other comprehensive income (loss) before reclassifications	27,570	—	41,885	69,455
Amounts reclassified from accumulated other comprehensive income (loss)	6,414	1,949	—	8,363
Net current period other comprehensive income (loss)	33,984	1,949	41,885	77,818
Balance at June 30, 2017	$152,847	$11,316	$(125,335)	$38,828

Six Months Ended June 30, 2016:
Beginning Balance	$50,963	$9,344	$(45,092)	$15,215
Other comprehensive income (loss) before reclassifications	107,185	—	(72,933)	34,252
Amounts reclassified from accumulated other comprehensive income (loss)	776	532	—	1,308
Net current period other comprehensive income (loss)	107,961	532	(72,933)	35,560
Balance at June 30, 2016	$158,924	$9,876	$(118,025)	$50,775

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.

| Ambac Financial Group, Inc. 17 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended June 30,
	2017	2016
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(2,421)	$(7,453)	Net realized investment (losses) gains and other-than-temporary impairment losses
	—	—	Tax (expense) benefit
	$(2,421)	$(7,453)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(241)	$(167)	Operating expenses (2)
Actuarial (losses)	(97)	(88)	Operating expenses (2)
	(338)	(255)	Total before tax
	—	—	Tax (expense) benefit
	(338)	(255)	Net of tax and noncontrolling interest
Total reclassifications for the period	$(2,759)	$(7,708)	Net of tax and noncontrolling interest

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Six Months Ended June 30,
	2017	2016
Unrealized Gains (Losses) on Available-for-Sale Securities
	$6,414	$776	Net realized investment (losses) gains and other-than-temporary impairment losses
	—	—	Tax (expense) benefit
	$6,414	$776	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(482)	$(333)	Operating expenses (2)
Actuarial gains	2,431	865	Operating expenses (2)
	1,949	532	Total before tax
	—	—	Tax (expense) benefit
	$1,949	$532	Net of tax and noncontrolling interest
Total reclassifications for the period	$8,363	$1,308	Net of tax and noncontrolling interest

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Total Comprehensive Income (Loss).

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
5. NET INCOME PER SHARE
On May 1, 2013, pursuant to the Second Modified Fifth Amended Plan of Reorganization of Ambac (the "Reorganization Plan"), 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 of warrants were issued. Warrants entitled such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the three and six months ended June 30, 2017 and 2016, 0 and 136 warrants were exercised, respectively, resulting in an issuance of 0 and 136 shares of common stock, respectively.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. For the six months ended June 30, 2017, Ambac repurchased 0 warrants at a cost of $0. As of June 30, 2017, Ambac has repurchased 985,331 warrants totaling $8,092, (average cost of $8.21 per warrant) leaving 4,053,670 warrants outstanding. On November 3, 2016, the Board of Directors of Ambac authorized a $10,000 increase to the warrant repurchase program, bringing the remaining aggregate authorization at June 30, 2017 to $11,939.

| Ambac Financial Group, Inc. 18 2017 Second Quarter FORM 10-Q |

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
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	45,369,213	45,212,484	45,330,946	45,194,731
Effect of potential dilutive shares (1):
Warrants	250,289	—	—	—
Stock options	—	—	—	—
Restricted stock units	27,609	104,457	—	80,680
Performance stock units	126,398	58,147	—	34,132
Diluted weighted average shares outstanding	45,773,509	45,375,088	45,330,946	45,309,543
Anti-dilutive shares excluded from the above reconciliation:
Stock options	126,667	176,668	126,667	176,668
Warrants	—	4,178,901	—	4,178,901
Restricted stock units	—	23,334	68,654	23,334
Performance stock units (2)	151,527	—	342,092	—

(1)
For the six months ended June 30, 2017, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

(2)
Performance stock units are reflected herein at their target issuance amounts. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.

| Ambac Financial Group, Inc. 19 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

6. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at June 30, 2017 and December 31, 2016, was 2.5% and 2.6%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at June 30, 2017 and December 31, 2016, was 8.9 years and 9.0 years, respectively.
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
In structured finance transactions, the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures of insured structured finance obligations, is generally senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees and other parties are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. As of June 30, 2017 and December 31, 2016, approximately 22% and 25% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, structured insurance, lease securitizations and student loan transactions, which comprised 7%, 5%, 3% and 3%, of the total premium receivables at June 30, 2017 and 8%, 5%, 4% and 3% of the total premium receivables at December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, $9,337 and $9,186 respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at June 30, 2017.
Below is the gross premium receivable roll-forward for the affected periods:

	Six Months Ended June 30,
	2017	2016
Beginning premium receivable	$661,337	$831,575
Premium receipts	(33,953)	(39,569)
Adjustments for changes in expected and contractual cash flows	4,285	(43,125)
Accretion of premium receivable discount	8,379	9,967
Changes to uncollectable premiums	(151)	4,337
Other adjustments (including foreign exchange)	13,279	(21,771)
Ending premium receivable (1)	$653,176	$741,414

(1)
Gross premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At June 30, 2017 and 2016, premium receivables include British Pounds of $192,983 (£148,277) and $206,834 (£156,136), respectively, and Euros of $35,814 (€31,361) and $37,741 (€34,056), respectively.

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three and six months ended June 30, 2017 was $13,190 and $29,470, respectively, and for the three and six months ended June 30, 2016 was $5,081 and $20,057, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow. The

| Ambac Financial Group, Inc. 20 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date (a refunding) or a specified call date (a pre-refunding). Ambac has evaluated the provisions in policies issued on these obligations and determined those insurance policies have not been legally extinguished. For policies with refunding securities, premium revenue recognition is not impacted as the escrowed maturity date is the same as the previous legal maturity date. For policies with pre-refunding securities, the maturity date of the pre-refunded security has been shortened from its previous legal maturity. Although premium revenue recognition has not been accelerated in the period of the pre-refunding, it results in an increase in the rate at which the policy's remaining UPR is to be recognized.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended June 30,
	2017		2016
	Written	Earned	Written	Earned
Direct	$6,928	$47,235	$(4,041)	$44,974
Assumed	—	20	—	21
Ceded	238	4,103	(854)	3,593
Net premiums	$6,690	$43,152	$(3,187)	$41,402

	Six Months Ended June 30,
	2017		2016
	Written	Earned	Written	Earned
Direct	$12,512	$99,300	$(28,821)	$101,963
Assumed	—	41	—	43
Ceded	(1,577)	8,576	(6,899)	7,804
Net premiums	$14,089	$90,765	$(21,922)	$94,202
The following table summarizes net premiums earned by location of risk for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$36,006	$34,632	$76,627	$80,746
United Kingdom	5,558	6,704	10,821	13,092
Other international	1,588	66	3,317	364
Total	$43,152	$41,402	$90,765	$94,202

| Ambac Financial Group, Inc. 21 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at June 30, 2017:

	Future premiums to be collected (1)	Future premiums to be earned net of reinsurance (1)
Three months ended:
September 30, 2017	$17,154	$23,632
December 31, 2017	14,693	20,366
Twelve months ended:
December 31, 2018	61,748	72,838
December 31, 2019	58,367	66,387
December 31, 2020	55,492	62,269
December 31, 2021	49,222	57,042
Five years ended:
December 31, 2026	217,611	233,432
December 31, 2031	173,390	157,907
December 31, 2036	102,072	88,261
December 31, 2041	35,463	30,421
December 31, 2046	16,977	14,596
December 31, 2051	5,250	6,148
December 31, 2056	240	686
Total	$807,679	$833,985

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

•
The PV of expected net cash flows represents the PV of expected cash outflows less the PV of expected cash inflows. The PV of expected net cash flows are impacted by: (i) expected future claims to be paid under an insurance contract, including the impact of potential settlement outcomes upon future installment premiums, (ii) expected recoveries from contractual breaches of RMBS representations and warranties ("R&W") by transaction sponsors, (iii) excess spread within the underlying transaction's cash flow structure, and (iv) other subrogation recoveries. Expected receipts from third parties within the underlying transaction's cash flow structure relating to contractual breaches in non-RMBS securitizations may also reduce expected future claims. Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our estimate of subrogation recoveries, since any remedies under such claims would be non-contractual.

| Ambac Financial Group, Inc. 22 2017 Second Quarter FORM 10-Q |

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
The approaches used to estimate expected future claims and expected future recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to material estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes), expected severity of credits for each insurance contract, and the timing of expected events including default, commutation and recovery. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at June 30, 2017 and December 31, 2016:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
June 30, 2017:
Loss and loss expense reserves	$2,418,005	$600,510	$2,869,074	$(1,158,779)	$(146,657)	$4,582,153
Subrogation recoverable	581,533	148,878	41,217	(1,430,503)	—	(658,875)
Totals	$2,999,538	$749,388	$2,910,291	$(2,589,282)	$(146,657)	$3,923,278

December 31, 2016:
Loss and loss expense reserves	$2,411,105	$529,703	$2,681,198	$(1,098,096)	$(143,141)	$4,380,769
Subrogation recoverable	583,042	132,139	68,419	(1,468,331)	—	(684,731)
Totals	$2,994,147	$661,842	$2,749,617	$(2,566,427)	$(143,141)	$3,696,038
Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Six Months Ended June 30,
	2017	2016
Beginning gross loss and loss expense reserves	$3,696,038	$2,858,813
Reinsurance recoverable	30,767	44,059
Beginning balance of net loss and loss expense reserves	3,665,271	2,814,754
Losses and loss expenses (benefit):
Current year	5,137	12
Prior year	195,974	(157,789)
Total (1) (2)	201,111	(157,777)
Loss and loss expenses (recovered) paid:
Current year	153	—
Prior year	7,607	(1,011,956)
Total	7,760	(1,011,956)
Foreign exchange effect	17,622	(48,260)
Ending net loss and loss expense reserves	3,876,244	3,620,673
Reinsurance recoverable (3)	47,034	30,108
Ending gross loss and loss expense reserves (4)	$3,923,278	$3,650,781

(1)	Total losses and loss expenses (benefit) includes $(16,469) and $7,607 for the six months ended June 30, 2017 and 2016, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain R&Ws within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranties for the six months ended June 30, 2017 and 2016 was $22,175 and $(48,646), respectively.

| Ambac Financial Group, Inc. 23 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(3)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $(568) and $(1,404) as of June 30, 2017 and 2016, respectively, related to previously presented loss and loss expenses and subrogation.

(4)	Includes Euro denominated gross loss and loss expense reserves of $20,212 (€17,699) and $16,655 (€15,029) at June 30, 2017 and 2016, respectively.
For 2017, the net adverse development was primarily the result of negative development in certain public finance transactions, including Puerto Rico, and interest accrued on Deferred Amounts partially offset by positive development in certain Ambac UK transactions.
For 2016, the net positive development was primarily the result of lower estimated projected losses in the RMBS and Student Loan portfolios partially offset by interest accrued on Deferred Amounts and by negative development in certain public finance, including Puerto Rico, and Ambac UK transactions.
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at June 30, 2017 and December 31, 2016. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at June 30, 2017 and December 31, 2016 was 2.5% and 2.7%, respectively.

Surveillance Categories as of June 30, 2017
	I/SL	IA	II	III	IV	V	Total
Number of policies	23	23	33	47	168	4	298
Remaining weighted-average contract period (in years) (1)	11	22	11	21	13	3	16
Gross insured contractual payments outstanding:
Principal	$1,050,971	$418,857	$1,630,620	$2,591,392	$7,347,507	$49,370	$13,088,717
Interest	327,175	376,557	730,585	7,624,470	2,293,047	18,197	11,370,031
Total	$1,378,146	$795,414	$2,361,205	$10,215,862	$9,640,554	$67,567	$24,458,748
Gross undiscounted claim liability (2)	$3,845	$33,672	$110,022	$1,430,192	$6,058,978	$67,526	$7,704,235
Discount, gross claim liability	(363)	(4,758)	(19,363)	(504,001)	(599,815)	(4,663)	(1,132,963)
Gross claim liability before all subrogation and before reinsurance	3,482	28,914	90,659	926,191	5,459,163	62,863	6,571,272
Less:
Gross RMBS subrogation (3)	$—	$—	$—	$—	$(1,908,130)	$—	$(1,908,130)
Discount, RMBS subrogation	—	—	—	—	23,674	—	23,674
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,884,456)	—	(1,884,456)
Less:
Gross other subrogation (4)	—	—	(18,962)	(152,634)	(596,660)	(12,679)	(780,935)
Discount, other subrogation	—	—	8,889	11,529	52,126	3,565	76,109
Discounted other subrogation, before reinsurance	—	—	(10,073)	(141,105)	(544,534)	(9,114)	(704,826)
Gross claim liability, net of all subrogation and discounts, before reinsurance	3,482	28,914	80,586	785,086	3,030,173	53,749	3,981,990
Less: Unearned premium revenue	(2,114)	(6,758)	(18,329)	(61,611)	(57,462)	(383)	(146,657)
Plus: Loss expense reserves	13,481	2,174	331	18,414	53,396	149	87,945
Gross loss and loss expense reserves	$14,849	$24,330	$62,588	$741,889	$3,026,107	$53,515	$3,923,278
Reinsurance recoverable reported on Balance Sheet (5)	$170	$2,697	$14,704	$45,897	$(17,002)	$—	$46,466

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

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

| Ambac Financial Group, Inc. 24 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(5)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $47,034 related to future loss and loss expenses and $(568) related to presented loss and loss expenses and subrogation.

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

Ambac records estimated subrogation recoveries for breaches of R&Ws by sponsors of certain RMBS transactions. For a discussion of the Random Sample approach utilized to estimate R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. R&W subrogation may include estimates of potential sponsor settlements, but have not been subject to a sampling approach. However, such estimates are not material to Ambac’s financial results and therefore are included in the Random Sample section of this table.
Ambac has recorded R&W subrogation recoveries of $1,884,456 ($1,856,565 net of reinsurance) and $1,907,035 ($1,878,740 net of reinsurance) at June 30, 2017 and December 31, 2016, respectively. The balance of R&W subrogation recoveries and the related loss reserves, using the Random Sample estimation approach, at June 30, 2017 and December 31, 2016, are as follows:

| Ambac Financial Group, Inc. 25 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Random Sample Approach	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2)(3)	Gross loss reserves after subrogation recoveries
At June 30, 2017	$1,360,985	$(1,884,456)	$(523,471)

At December 31, 2016	$1,351,640	$(1,907,035)	$(555,395)

(1)
Amount represents gross loss reserves for policies that have established a representation and warranty subrogation recovery. Includes unpaid RMBS claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

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

Below is the rollforward of R&W subrogation, by random sample estimation approach, for the affected periods:

	Six Months Ended June 30,
	2017	2016
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,907,035	$2,829,575
Changes recognized during the period:
Impact of sponsor actions (1)	—	(995,000)
All other changes (2)	(22,579)	49,251
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,884,456	$1,883,826

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
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three and six months ended June 30, 2017, the insurance intangible amortization expense was $33,471 and $70,996, respectively and for the three and six months ended June 30, 2016, the insurance intangible amortization expenses was $39,013 and $89,903, respectively. As of June 30, 2017 and December 31, 2016, the gross carrying value of the insurance intangible asset was $1,561,592 and $1,534,419, respectively. Accumulated amortization of the insurance intangible asset was $649,419 and $572,339, as of June 30, 2017 and December 31, 2016, respectively, resulting in a net insurance intangible asset of $912,173 and $962,080, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

	2017	2018	2019	2020	2021	Thereafter
Amortization expense (1)	$45,673	$80,743	$72,291	$66,509	$60,041	$586,916

(1)
Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired

| Ambac Financial Group, Inc. 26 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

early, amortization expense may differ in the period of call or refinancing. If consummated, the Segregated Account transaction highlighted in Note 1. Background and Business Description will cause an acceleration of amortization expense for a portion of the insurance intangible asset.
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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2017 and December 31, 2016, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 27 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
June 30, 2017:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$661,506	$661,506	$—	$661,506	$—
Corporate obligations	1,500,413	1,500,413	—	1,500,413	—
Foreign obligations	29,746	29,746	28,802	944	—
U.S. government obligations	41,633	41,633	41,633	—	—
Residential mortgage-backed securities	2,299,528	2,299,528	—	1,599,212	700,316
Collateralized debt obligations	125,106	125,106	—	125,106	—
Other asset-backed securities	660,263	660,263	—	594,897	65,366
Fixed income securities, pledged as collateral:
U.S. government obligations	64,928	64,928	64,928	—	—
Short term investments	504,006	504,006	402,296	101,710	—
Other investments (2)	452,032	436,187	89,753	—	16,573
Cash and cash equivalents	54,238	54,238	26,300	27,938	—
Loans	10,125	10,170	—	—	10,170
Derivative assets:
Interest rate swaps—asset position	75,936	75,936	—	14,201	61,735
Futures contracts	3,111	3,111	3,111	—	—
Other assets	6,691	6,691	—	—	6,691
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,722,316	2,722,316	—	—	2,722,316
Restricted cash	5,015	5,015	5,015	—	—
Loans	11,301,298	11,301,298	—	—	11,301,298
Derivative assets:
Currency swaps-asset position	65,507	65,507	—	65,507	—
Total financial assets	$20,583,398	$20,567,598	$661,838	$4,691,434	$14,884,465
Financial liabilities:
Long term debt, including accrued interest	$1,386,124	$1,371,102	$—	$1,042,366	$328,736
Derivative liabilities:
Credit derivatives	9,006	9,006	—	—	9,006
Interest rate swaps—asset position	(731)	(731)	—	(731)	—
Interest rate swaps—liability position	83,274	83,274	—	83,274	—
Futures contracts	—	—	—	—	—
Liabilities for net financial guarantees written (1)	3,212,581	5,214,437	—	—	5,214,437
Variable interest entity liabilities:
Long-term debt	11,902,682	11,902,682	—	9,098,464	2,804,218
Derivative liabilities:
Interest rate swaps—liability position	2,064,071	2,064,071	—	2,064,071	—
Total financial liabilities	$18,657,007	$20,643,841	$—	$12,287,444	$8,356,397

| Ambac Financial Group, Inc. 28 2017 Second Quarter FORM 10-Q |

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

(2)
Excluded from the fair value measurement categories in the table above are investment funds of $329,861 and $336,513 as of June 30, 2017 and December 31, 2016, respectively, which are measured using NAV per share as a practical expedient.

| Ambac Financial Group, Inc. 29 2017 Second Quarter FORM 10-Q |

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At June 30, 2017, approximately 5%, 82% and 13% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2016, approximately 5%, 82% and 13% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. Among the investments valued using internal valuation models are Ambac insured securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. These securities are internally valued based upon the valuation of Ambac Assurance's surplus notes and comprise 11% and 12% of the portfolio at June 30, 2017 and December 31, 2016, respectively.
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
Valuation Inputs
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: A portion of these securities are guaranteed under policies that are subject to the Segregated Account Rehabilitation Plan and have projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. The fair value of such securities classified as Level 3 was $673,897 and $696,713 at June 30, 2017 and December 31, 2016, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation

| Ambac Financial Group, Inc. 30 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Plan, are to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further description of the Segregated Account Rehabilitation Plan and its impact on the payment of Segregated Account policy claims and surplus note redemptions.
The remaining portion of Level 3 residential mortgage-backed securities are an Ambac-insured re-REMIC containing distressed mortgage-backed securities as collateral, the fair value of which was $26,419 at June 30, 2017. There were $0 such securities classified as Level 3 as of December 31, 2016. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at June 30, 2017 were as follows:

June 30, 2017
a. Coupon rate:	1.72%
b. Average Life:	4.11 years
c. Yield:	10.00%
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $65,366 and $65,990 at June 30, 2017 and December 31, 2016, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at June 30, 2017 and December 31, 2016 include the following weighted averages:

June 30, 2017:		December 31, 2016:
a. Coupon rate:	5.97%	a. Coupon rate:	5.93%
b. Average Life:	17.44 years	b. Maturity:	17.74 years
c. Yield:	13.50%	c. Yield:	13.50%
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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. The fair value of credit derivative liabilities was reduced by $1,383 and $1,924 at June 30, 2017 and December 31, 2016, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swaps may also require an adjustment to fair value to reflect Ambac’s credit risk. During the three months ended June 30, 2017, interest rate swaps that had incorporated an Ambac CVA into the valuation were terminated. As a result, derivative liabilities are no longer reduced as a result of Ambac CVA at June 30, 2017 compared to $44,943 at December 31, 2016. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations.
As described further below, certain valuation models require other inputs that are not readily observable in the market. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market.
Derivatives that are less complex may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate swaps, for which we generally utilize vendor-developed models. These models provide the net present value of the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the derivatives, have increased collateral requirements and triggered termination provisions in certain interest rate swaps. Termination activity since the initial rating downgrades of Ambac

| Ambac Financial Group, Inc. 31 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Assurance provided additional information about the replacement and/or exit value of certain derivatives, which has been incorporated into the fair value of these derivatives as appropriate. Generally, the need for counterparty (or Ambac) CVAs is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments.
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
Information about the above described model inputs used to determine the fair value of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of June 30, 2017 and December 31, 2016 is summarized below:

	June 30, 2017	December 31, 2016
Notional outstanding	$455,792	$737,380
Weighted average reference obligation price	94.0	93.5
Weighted average life (WAL) in years	5.7	5.2
Weighted average credit rating	A-	A-
Weighted average relative change ratio	29.5%	31.6%
CVA percentage	13.31%	11.14%
Fair value of derivative liabilities	$9,006	$15,349
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

| Ambac Financial Group, Inc. 32 2017 Second Quarter FORM 10-Q |

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
Long-term Debt:
Long-term debt includes surplus notes issued by Ambac Assurance, surplus notes issued by the Segregated Account of Ambac Assurance and notes outstanding to third parties arising from Ambac Assurance's secured borrowing transaction. The fair values of Ambac Assurance surplus notes and the secured borrowing notes are based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. The fair value of Segregated Account surplus notes are classified as Level 3 and are internally estimated considering market transactions when available and internally developed discounted cash flow models. Internal valuation estimates of Segregated Account surplus notes consider differences in contractual accrued interest and seniority of payment relative to Ambac Assurance surplus notes.
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
European ABS transactions: The fair value of such obligations classified as Level 3 was $2,773,411 and $2,551,278 at June 30, 2017 and December 31, 2016, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at June 30, 2017 and December 31, 2016 include the following weighted averages:

June 30, 2017:		December 31, 2016:
a. Coupon rate:	0.43%	a. Coupon rate:	0.46%
b. Maturity:	15.79 years	b. Maturity:	16.16 years
c. Yield:	4.79%	c. Yield:	4.95%

| Ambac Financial Group, Inc. 33 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $30,807 and $30,942 at June 30, 2017 and December 31, 2016, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at June 30, 2017 and December 31, 2016, include the following weighted averages:

June 30, 2017:		December 31, 2016:
a. Coupon rate:	5.88%	a. Coupon rate:	5.88%
b. Maturity:	20.35 years	b. Maturity:	20.85 years
c. Yield:	5.96%	c. Yield:	5.86%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at June 30, 2017 and December 31, 2016 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.3% and 3.6% at June 30, 2017 and December 31, 2016, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
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

| Ambac Financial Group, Inc. 34 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Three Months Ended June 30, 2017:
Balance, beginning of period	$721,624	$7,039	$(102,588)	$2,663,719	$11,015,305	$(2,716,642)	$11,588,457
Total gains/(losses) realized and unrealized:
Included in earnings	16,479	(348)	54,115	(26,259)	32,198	14,100	90,285
Included in other comprehensive income	10,812	—	—	100,783	402,842	(102,138)	412,299
Purchases	25,930	—	—	—	—	—	25,930
Settlements	(9,163)	—	101,202	(15,927)	(149,047)	462	(72,473)
Balance, end of period	$765,682	$6,691	$52,729	$2,722,316	$11,301,298	$(2,804,218)	$12,044,498
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(348)	$4,240	$(26,259)	$32,198	$14,100	$23,931

Three Months Ended June 30, 2016:
Balance, beginning of period	$711,490	$8,411	$(109,894)	$2,622,723	$11,516,241	$(2,788,416)	$11,960,555
Total gains/(losses) realized and unrealized:
Included in earnings	14,616	276	(3,047)	171,325	516,091	(332,605)	366,656
Included in other comprehensive income	(4,783)	—	—	(216,755)	(895,557)	233,100	(883,995)
Purchases	17	—	—	—	—	—	17
Settlements	(4,913)	—	8,909	—	(62,003)	106,663	48,656
Transfers into Level 3	6,243	—	—	—	—	—	6,243
Transfers out of Level 3	—	—	—	—	—	523,249	523,249
Balance, end of period	$722,670	$8,687	$(104,032)	$2,577,293	$11,074,772	$(2,258,009)	$12,021,381
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$276	$(3,280)	$171,325	$516,091	$(332,605)	$351,807

| Ambac Financial Group, Inc. 35 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Six Months Ended June 30, 2017:
Balance, beginning of period	$762,703	$7,382	$(100,282)	$2,622,566	$10,658,963	$(2,582,220)	$11,369,112
Total gains/(losses) realized and unrealized:
Included in earnings	26,298	(691)	51,298	(31,454)	378,390	(80,307)	343,534
Included in other comprehensive income	17,097	—	—	147,131	586,391	(148,394)	602,225
Purchases	35,781	—	—	—	—	—	35,781
Sales	(79,319)	—	—	—	—	—	(79,319)
Settlements	(18,956)	—	101,713	(15,927)	(322,446)	6,703	(248,913)
Transfers into Level 3	22,078	—	—	—	—	—	22,078
Balance, end of period	$765,682	$6,691	$52,729	$2,722,316	$11,301,298	$(2,804,218)	$12,044,498
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(691)	$3,914	$(31,454)	$378,390	$(80,307)	$269,852

Six Months Ended June 30, 2016:
Balance, beginning of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
Total gains/(losses) realized and unrealized:
Included in earnings	27,019	(9)	(11,030)	264,592	676,632	(334,557)	622,647
Included in other comprehensive income	23,236	—	—	(275,855)	(1,163,959)	305,960	(1,110,618)
Purchases	91,892	—	—	—	—	—	91,892
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(9,159)	—	6,190	—	(128,225)	212,860	81,666
Transfers in Level 3	100,798	—	—	—	—	—	100,798
Transfers out of Level 3	—	—	—	—	—	737,898	737,898
Balance, end of period	$722,670	$8,687	$(104,032)	$2,577,293	$11,074,772	$(2,258,009)	$12,021,381
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(9)	$(11,525)	$264,592	$676,632	$(334,557)	$595,133

| Ambac Financial Group, Inc. 36 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$65,807	$655,817	$721,624	$71,786	$639,704	$711,490
Total gains/(losses) realized and unrealized:
Included in earnings	356	16,123	16,479	272	14,344	14,616
Included in other comprehensive income	(555)	11,367	10,812	20	(4,803)	(4,783)
Purchases	—	25,930	25,930	—	17	17
Settlements	(242)	(8,921)	(9,163)	(258)	(4,655)	(4,913)
Transfers into Level 3	—	—	—	—	6,243	6,243
Balance, end of period	$65,366	$700,316	$765,682	$71,820	$650,850	$722,670
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level 3 - Investments by Class:
	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$65,990	$696,713	$762,703	$—	$488,884	$488,884
Total gains/(losses) realized and unrealized:
Included in earnings	709	25,589	26,298	561	26,458	27,019
Included in other comprehensive income	(834)	17,931	17,097	1,065	22,171	23,236
Purchases	—	35,781	35,781	—	91,892	91,892
Sales	—	(79,319)	(79,319)	—	—	—
Settlements	(499)	(18,457)	(18,956)	(513)	(8,646)	(9,159)
Transfers into Level 3	—	22,078	22,078	70,707	30,091	100,798
Balance, end of period	65,366	700,316	765,682	71,820	650,850	722,670
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

| Ambac Financial Group, Inc. 37 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Derivatives by Class:
	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(88,092)	$(14,496)	$(102,588)	$(87,965)	$(21,929)	$(109,894)
Total gains/(losses) realized and unrealized:
Included in earnings	47,491	6,624	54,115	(7,002)	3,955	(3,047)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	102,336	(1,134)	101,202	9,142	(233)	8,909
Balance, end of period	$61,735	$(9,006)	$52,729	$(85,825)	$(18,207)	$(104,032)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$4,049	$191	$4,240	$(7,002)	$3,722	$(3,280)

Level 3 - Derivatives by Class:
	Six Months Ended June 30, 2017:			Six Months Ended June 30, 2016:
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(84,933)	$(15,349)	$(100,282)	$(64,649)	$(34,543)	$(99,192)
Total gains/(losses) realized and unrealized:
Included in earnings	43,622	7,676	51,298	(27,851)	16,821	(11,030)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	103,046	(1,333)	101,713	6,675	(485)	6,190
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$61,735	$(9,006)	$52,729	$(85,825)	$(18,207)	$(104,032)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$3,863	$51	$3,914	$(27,851)	$16,336	$(11,515)
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

| Ambac Financial Group, Inc. 38 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income or (loss)
Three Months Ended June 30, 2017:
Total gains or losses included in earnings for the period	$16,479	$1,134	$5,490	$47,491	$20,039	$(348)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	191	4,049	20,039	(348)

Three Months Ended June 30, 2016:
Total gains or losses included in earnings for the period	$14,616	$233	$3,722	$(7,002)	$354,811	$276
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	3,722	(7,002)	354,811	276

Six Months Ended June 30, 2017:
Total gains or losses included in earnings for the period	$26,298	$1,333	$6,343	$43,622	$266,629	$(691)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	51	3,863	266,629	(691)

Six Months Ended June 30, 2016:
Total gains or losses included in earnings for the period	$27,019	$485	$16,336	$(27,851)	$606,667	$(9)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	16,326	(27,851)	606,667	(9)

| Ambac Financial Group, Inc. 39 2017 Second Quarter FORM 10-Q |

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
Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other-than temporary Impairments (1)
June 30, 2017:
Fixed income securities:
Municipal obligations	$662,514	$10,924	$11,932	$661,506	$—
Corporate obligations	1,487,806	21,651	9,044	1,500,413	—
Foreign obligations	29,201	639	94	29,746	—
U.S. government obligations	41,625	770	762	41,633	—
U.S. agency obligations	—	—	—	—	—
Residential mortgage-backed securities	2,220,640	111,072	32,184	2,299,528	27,624
Collateralized debt obligations	124,913	195	2	125,106	—
Other asset-backed securities	598,546	69,690	7,973	660,263	—
	5,165,245	214,941	61,991	5,318,195	27,624
Short-term	504,093	14	101	504,006	—
	5,669,338	214,955	62,092	5,822,201	27,624
Fixed income securities pledged as collateral:
U.S. government obligations	64,944	—	16	64,928	—
Total collateralized investments	64,944	—	16	64,928	—
Total available-for-sale investments	$5,734,282	$214,955	$62,108	$5,887,129	$27,624

December 31, 2016:
Fixed income securities:
Municipal obligations	$376,064	$5,509	$7,205	$374,368	$—
Corporate obligations	1,803,136	19,589	20,560	1,802,165	—
Foreign obligations	41,932	1,303	100	43,135	—
U.S. government obligations	33,732	2,551	97	36,186	—
U.S. agency obligations	4,063	—	3	4,060	—
Residential mortgage-backed securities	2,284,425	110,955	43,785	2,351,595	35,232
Collateralized debt obligations	113,650	493	220	113,923	—
Other asset-backed securities	778,383	58,028	7,628	828,783	—
	5,435,385	198,428	79,598	5,554,215	35,232
Short-term	430,827	5	44	430,788	—
	5,866,212	198,433	79,642	5,985,003	35,232
Fixed income securities pledged as collateral:
U.S. government obligations	64,833	72	—	64,905	—
Total collateralized investments	64,833	72	—	64,905	—
Total available-for-sale investments	$5,931,045	$198,505	$79,642	$6,049,908	$35,232

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of June 30, 2017 and December 31, 2016.

| Ambac Financial Group, Inc. 40 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2017, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$629,872	$629,937
Due after one year through five years	947,797	954,210
Due after five years through ten years	721,951	728,627
Due after ten years	490,563	489,458
	2,790,183	2,802,232
Residential mortgage-backed securities	2,220,640	2,299,528
Collateralized debt obligations	124,913	125,106
Other asset-backed securities	598,546	660,263
Total	$5,734,282	$5,887,129
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2017:
Fixed income securities:
Municipal obligations	$226,184	$7,956	$66,681	$3,976	$292,865	$11,932
Corporate obligations	507,877	9,029	1,159	15	509,036	9,044
Foreign obligations	9,816	94	—	—	9,816	94
U.S. government obligations	32,710	762	—	—	32,710	762
U.S. agency obligations	—	—	—	—	—	—
Residential mortgage-backed securities	254,070	3,895	434,077	28,289	688,147	32,184
Collateralized debt obligations	—	—	8,005	2	8,005	2
Other asset-backed securities	79,459	132	70,868	7,841	150,327	7,973
	1,110,116	21,868	580,790	40,123	1,690,906	61,991
Short-term	154,834	101	—	—	154,834	101
	1,264,950	21,969	580,790	40,123	1,845,740	62,092
Fixed income securities, pledged as collateral:
U. S. government obligations	64,928	16	—	—	64,928	16
Total collateralized investments	64,928	16	—	—	64,928	16
Total temporarily impaired securities	$1,329,878	$21,985	$580,790	$40,123	$1,910,668	$62,108

| Ambac Financial Group, Inc. 41 2017 Second Quarter FORM 10-Q |

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
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of June 30, 2017 and December 31, 2016 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of June 30, 2017, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at June 30, 2017, $997,251 of the total fair value and $49,242 of the unrealized loss related to below investment grade and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2016, $890,952 of the total fair value and $53,273 of the unrealized loss related to below investment grade and non-rated securities. With respect to Ambac guaranteed securities, future cash flows relating to those invested assets include the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac claim payments, including Deferred Amounts (as defined in the Segregated Account Rehabilitation Plan) for securities with policies allocated to the Segregated Account. Ambac estimates the timing of such claim payment receipts but the actual timing of such amounts are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, or the accretion rate on Deferred Amounts, may have a material effect on the fair value of Ambac insured securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description and to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.

| Ambac Financial Group, Inc. 42 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Municipal and corporate obligations
The gross unrealized losses on municipal and corporate obligations as of June 30, 2017 are primarily the result of the increase in interest rates since purchase (or the Fresh Start Reporting Date of April 30, 2013 if owned as of that date). These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $32,184 of unrealized losses on residential mortgage-backed securities, $32,184 is attributable to Ambac insured securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since either the purchase date or Fresh Start Reporting Date of April 30, 2013 for securities owned prior to such date. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors.  Additionally, for Ambac insured securities that are allocated to the Segregated Account, expected future cash flows include assumptions about the timing of Ambac Assurance claim payments, including interest on Deferred Amounts, although the actual timing of such payments are at the sole discretion of the Rehabilitator. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at June 30, 2017 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross realized gains on securities	$8,286	$4,551	$10,944	$6,479
Gross realized losses on securities	(1,757)	(503)	(11,228)	(4,112)
Net foreign exchange (losses) gains	(2,349)	10,849	(432)	13,632
Net realized gains (losses)	$4,180	$14,897	$(716)	$15,999
Net other-than-temporary impairments (1)	$(1,763)	$(7,441)	$(5,705)	$(16,775)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that Ambac will be required to sell before recovery of the amortized cost basis.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac insured securities. Such changes in estimated claim payments on Ambac insured securities contributed to net other-than-temporary impairments for the six months ended June 30, 2017 and 2016 and the three months ended June 30, 2016, presented in the table above. Further changes to the estimated timing of claim payments could result in additional other-than-temporary impairment charges in the future. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold securities that are in an unrealized loss position, which could result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of June 30, 2017 and 2016 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$52,070	$31,176
Additions for credit impairments recognized on:
Securities not previously impaired	307	1,544
Securities previously impaired	1,985	14,785
Balance, end of period	$54,362	$47,505
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

| Ambac Financial Group, Inc. 43 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to investment agreement and derivative counterparties at June 30, 2017 and December 31, 2016:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
June 30, 2017:
Cash and securities pledged directly from the investment portfolio	$117,905	$—	$117,905

December 31, 2016:
Cash and securities pledged directly from the investment portfolio	$291,545	$88,940	$202,605
Securities carried at $6,021 and $5,872 at June 30, 2017 and December 31, 2016, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $352,446 and $360,759 at June 30, 2017 and December 31, 2016, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2017 and December 31, 2016, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating (1)
June 30, 2017:
Ambac Assurance Corporation (2)	$397,154	$30,777	$2,745,909	$3,173,840	CC
National Public Finance Guarantee Corporation	32,892	—	—	32,892	A-
Assured Guaranty Municipal Corporation	25,792	—	—	25,792	AA
MBIA Insurance Corporation	—	2,594	—	2,594	BBB+
Total	$455,838	$33,371	$2,745,909	$3,235,118	CC

December 31, 2016:
Ambac Assurance Corporation (2)	$81,651	$—	$2,739,073	$2,820,724	CC
National Public Finance Guarantee Corporation	38,687	—	—	38,687	A-
Assured Guaranty Municipal Corporation	25,660	—	—	25,660	AA
MBIA Insurance Corporation	—	2,630	—	2,630	BBB+
Total	$145,998	$2,630	$2,739,073	$2,887,701	CC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes corporate obligations and asset-backed securities with a fair value of $169,672 and $118,813 at June 30, 2017 and December 31, 2016, respectively, insured by Ambac UK.

| Ambac Financial Group, Inc. 44 2017 Second Quarter FORM 10-Q |

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

	Fair Value
Class of Funds	June 30, 2017	December 31, 2016	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$33,218	$33,303	quarterly	10 business days
Diversified hedge fund strategies (2)	49,292	53,985	semi-monthly	15 - 30 days
Interest rate products (3) (7)	223,364	261,315	daily, weekly or monthly	0 - 30 days
Illiquid investments (4)	63,027	39,068	quarterly	180 days
Insurance-linked investments (5)	13,224	—	quarterly	90-120 days
Equity market investments (6) (7)	36,489	32,633	daily	0 days
Total equity investments in pooled funds	$418,614	$420,304

(1)	Investments consist of UK property to generate income and capital growth.

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

(7)
Interest rate products include $52,264 at June 30, 2017 and $51,158 at December 31, 2016 and equity market investments include $36,489 at June 30, 2017 and $32,633 at December 31, 2016 that have readily determinable fair values priced through pricing vendors.

Ambac also holds an equity interest in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which is accounted for under the equity method.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed income securities	$81,751	$66,104	$155,820	$125,527
Short-term investments	1,151	374	2,140	930
Loans	85	70	174	176
Investment expense	(2,044)	(2,180)	(4,041)	(4,283)
Securities available-for-sale and short-term	80,943	64,368	154,093	122,350
Other investments	4,217	6,390	12,626	9,229
Total net investment income	$85,160	$70,758	$166,719	$131,579
Net investment income from Other investments primarily represents changes in fair value on securities classified as trading or under the fair value option plus income from Ambac's equity interest in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes. The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

| Ambac Financial Group, Inc. 45 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net gains (losses) recognized during the period on trading securities	$3,000	$5,240	$10,211	$6,948
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	2,070	1,498	3,698	1,531
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$930	$3,742	$6,513	$5,417
9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
June 30, 2017:
Derivative Assets:
Interest rate swaps	$76,667	$731	$75,936	$—	$75,936
Futures contracts	3,111	—	3,111	—	3,111
Total non-VIE derivative assets	$79,778	$731	$79,047	$—	$79,047
Derivative Liabilities:
Credit derivatives	$9,006	$—	$9,006	$—	$9,006
Interest rate swaps	83,274	731	82,543	81,129	1,414
Futures contracts	—	—	—	—	—
Total non-VIE derivative liabilities	$92,280	$731	$91,549	$81,129	$10,420
Variable Interest Entities Derivative Assets:
Currency swaps	$65,507	$—	$65,507	$—	$65,507
Total VIE derivative assets	$65,507	$—	$65,507	$—	$65,507
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,064,071	$—	$2,064,071	$—	$2,064,071
Total VIE derivative liabilities	$2,064,071	$—	$2,064,071	$—	$2,064,071

December 31, 2016:
Derivative Assets:
Interest rate swaps	$139,045	$61,839	$77,206	$—	$77,206
Futures contracts	536	—	536	—	536
Total non-VIE derivative assets	$139,581	$61,839	$77,742	$—	$77,742
Derivative Liabilities:
Credit derivatives	$15,349	$—	$15,349	$—	$15,349
Interest rate swaps	365,776	61,839	303,937	156,925	147,012
Total non-VIE derivative liabilities	$381,125	$61,839	$319,286	$156,925	$162,361
Variable Interest Entities Derivative Assets:
Currency swaps	$80,407	$—	$80,407	$—	$80,407
Total VIE derivative assets	$80,407	$—	$80,407	$—	$80,407
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,078,601	$—	$2,078,601	$—	$2,078,601
Total VIE derivative liabilities	$2,078,601	$—	$2,078,601	$—	$2,078,601

| Ambac Financial Group, Inc. 46 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Effective January 3, 2017, the central clearing party ("CCP") for certain of Ambac's derivative contracts changed its rules governing the character of variation payments. Under the new CCP rules, variation payments are considered settlements of the associated derivative balance. Prior to the rule change such variation payments were considered to be margin and were not offset against the fair value of the derivatives, but were recognized as collateral receivable or payable. The amount of variation margin included within "Other assets" on the Consolidated Balance Sheet as of December 31, 2016, and was applied as a reduction to derivative liabilities effective January 3, 2017 under the new CCP rules is $71,023. Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $52,977 and $137,701 as of June 30, 2017 and December 31, 2016, respectively. There were no amounts held representing an obligation to return cash collateral as of June 30, 2017 and December 31, 2016.
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Non-VIEs:
Credit derivatives	Net change in fair value of credit derivatives	$6,624	$3,955	$7,676	$16,821
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on interest rate derivatives	37,141	(33,326)	37,249	(110,433)
Futures contracts	Net gains (losses) on interest rate derivatives	(3,073)	(3,005)	(4,695)	(9,322)
Total Non-VIE derivatives		34,068	(36,331)	32,554	(119,755)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	(9,951)	14,366	(14,899)	26,305
Interest rate swaps	Income (loss) on variable interest entities	34	(437)	14,530	(158,780)
Total Variable Interest Entities		(9,917)	13,929	(369)	(132,475)
Total derivative contracts		$30,775	$(18,447)	$39,861	$(235,409)
Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at June 30, 2017 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following table summarizes the gross principal notional outstanding for CDS contracts, by Ambac rating as of June 30, 2017 and December 31, 2016:

| Ambac Financial Group, Inc. 47 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Rating	June 30, 2017	December 31, 2016
AAA	$—	$—
AA	240,850	315,201
A	—	227,146
BBB (1)	142,750	127,250
Below investment grade (2)	72,192	67,783
Total	$455,792	$737,380

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

The table below summarizes other information related to credit derivatives outstanding as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Number of CDS transactions	5	8
Remaining expected weighted-average life of obligations (in years)	5.7	5.2
Gross principal notional outstanding	$455,792	$737,380
Net derivative liabilities at fair value	$9,006	$15,349
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
Adversely classified credits are assigned risk classifications by the Portfolio Risk Management group. As of June 30, 2017, there are two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $6,031 and gross notional principal outstanding of $72,192. As of December 31, 2016, there were two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $6,123 and total notional principal outstanding of $67,783.
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Additionally, AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of June 30, 2017 and December 31, 2016 the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of derivative	June 30, 2017	December 31, 2016
Interest rate swaps—receive-fixed/pay-variable	$579,648	$973,130
Interest rate swaps—pay-fixed/receive-variable	281,920	1,874,678
US Treasury futures contracts—short	1,105,000	195,000

| Ambac Financial Group, Inc. 48 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of June 30, 2017 and December 31, 2016 are as follows:

	Notional
Type of VIE derivative	June 30, 2017	December 31, 2016
Interest rate swaps—receive-fixed/pay-variable	$1,428,396	$1,352,010
Interest rate swaps—pay-fixed/receive-variable	2,409,852	2,300,584
Currency swaps	393,350	312,357
Credit derivatives	12,132	12,059
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
As of June 30, 2017 and December 31, 2016, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $81,814 and $82,944, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $102,090 and $128,754, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on June 30, 2017, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
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
As of June 30, 2017 Ambac had loss carryforwards totaling $4,019,178. This includes carryforwards of $87,216 relating to U.S. capital losses and an ordinary U.S. federal net operating tax carryforward of approximately $3,931,962, which, if not utilized, will begin expiring in 2029, and will fully expire in 2033. Ambac's capital losses will begin expiring in 2017 and fully expire in 2022.

| Ambac Financial Group, Inc. 49 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at June 30, 2017 and December 31, 2016 are presented below:

	June 30, 2017	December 31, 2016
Deferred tax liabilities:
Insurance intangible	$319,260	$336,728
Variable interest entities	44,654	46,343
Investments	83,944	38,656
Unearned premiums and credit fees	67,940	68,682
Unremitted foreign earnings	67,715	30,699
Other	4,195	4,276
Total deferred tax liabilities	587,708	525,384
Deferred tax assets:
Net operating loss and capital carryforward	1,406,713	1,409,565
Loss reserves	297,313	224,553
AMT Credits	32,149	31,532
Other	17,324	16,726
Subtotal deferred tax assets	1,753,499	1,682,376
Valuation allowance	1,167,657	1,158,712
Total deferred tax assets	585,842	523,664
Net deferred tax (liability)	$(1,866)	$(1,720)
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
U.S. and foreign components of pre-tax income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S.	$(25,177)	$98,399	$(217,050)	$125,899
Foreign	39,169	(36,888)	125,182	(51,534)
Total	$13,992	$61,511	$(91,868)	$74,365
The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current taxes
U. S. federal	$618	$76	$618	$76
U.S. state and local	(320)	116	—	237
Foreign	6,584	2,964	25,845	6,396
Current taxes	6,882	3,156	26,463	6,709
Deferred taxes
Deferred taxes	—	—	—	(114)
Provision for income taxes	$6,882	$3,156	$26,463	$6,595
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

| Ambac Financial Group, Inc. 50 2017 Second Quarter FORM 10-Q |

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
Any post determination date NOLs generated by Ambac Assurance are utilized prior to any Allocated NOLs for which Tolling Payments will be due. Ambac Assurance has utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2016, generating cumulative taxable income of $1,086,124. Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits. For the two years ended December 31, 2016, Ambac Assurance utilized all of the $479,000 Tier A NOL and $607,124 of the $1,057,000 Tier B NOL resulting in cumulative Tolling Payments, net of applicable credits, of $100,145, of which $71,454 was paid to Ambac in 2016 and $28,691 was paid in 2017. For the six months ended June 30, 2017, Ambac Assurance generated taxable income of $18,610, which resulted in additional accrued Tolling Payments of $2,605 and, assuming Ambac Assurance's cumulative full year taxable income does not change, will be paid in 2018.
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
As of June 30, 2017, the remaining balance of the $3,931,962 NOL allocated to Ambac Assurance was $2,545,266. As of June 30, 2017 Ambac's NOL was $1,386,696.
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
In connection with the Rehabilitation Exit Transactions, it is anticipated that the Rehabilitator will file a motion in the Rehabilitation Court by no later than October 2, 2017 seeking entry of an order approving the Rehabilitation Plan Amendment. The Rehabilitator has reserved December 12, 2017 through December 14, 2017 for a confirmation hearing on the Rehabilitation Plan Amendment, and November 30, 2017 for a pre-trial hearing.
Litigation Against Ambac
Ori Wilbush, individually and on behalf of all others similarly situated v. Ambac Financial Group, Inc., Diana N. Adams, David Trick, Jeffrey S. Stein, Nader Tavakoli and Cathleen Matanle (United States District Court, Southern District of New York, Civil Action No. 16-cv-05076-

| Ambac Financial Group, Inc. 51 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

RMB, filed on June 28, 2016). Defendants filed a motion to dismiss the amended complaint on February 27, 2017. Plaintiff filed its brief in opposition to the motion on April 24, 2017. Ambac filed its reply brief on May 9, 2017. Ambac believes the lawsuit is without merit.
County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011). Ambac Assurance and plaintiffs have executed an agreement to settle these litigations and the cases against Ambac Assurance were dismissed on August 1, 2017.
Erste Europäische Pfandbriefund Kommunalkreditbank AG In Luxemburg and Ambac Assurance Corporation v. City of San Bernardino, California (United States Bankruptcy Court, Central District of California, Riverside Division, Docket No. 15-1185, filed on January 7, 2015).  Plaintiffs commenced this adversary proceeding, which relates to the Debtor’s obligations under the Public Employees Retirement Law, California Government Code Section 20000 et seq. (the “Retirement Law”), in connection with the City of San Bernardino’s bankruptcy proceeding.  In the complaint, plaintiffs seek a declaratory judgment that the Debtor is obligated to make equivalent payments to both the holders of certain pension obligation bonds (the “Bonds”), a portion of which are insured by Ambac, and the California Public Employees Retirement Systems (“CalPERS”) to fund pension and other retirement benefits.  It is the plaintiffs’ position that they are entitled to declaratory judgment because (i) when the City issue the Bonds, the City argued and a California court found, that the obligations under the Bonds were of the same legal character as the City’s obligations to CalPERS and (ii) the amounts owed to the bondholders and to CalPERS are merely separate portions of a single obligation owed by the Debtor under the Retirement Law. Plaintiffs therefore seek equivalent payment as to CalPERS, whether such payment takes for the form of current payments during the bankruptcy proceeding and thereafter, payments otherwise made in connection with the Retirement Law or any agreements entered into in accordance therewith, or distributions under a plan of adjustment. On March 13, 2015, the City filed a motion to dismiss the complaint, which plaintiffs opposed. On May 11, 2015, the court heard oral argument and granted the City’s motion to dismiss. On June 8, 2015, plaintiffs filed a notice of appeal of the court’s order granting the City’s motion to dismiss with the Bankruptcy Appellate Panel for the Ninth Circuit and filed their appellate brief on January 5, 2016. The parties have reached a settlement and pursuant to the settlement agreement dated March 28, 2016, the plaintiffs have agreed to dismiss the appeal with prejudice upon confirmation of the City’s plan of adjustment by the bankruptcy judge and the plan of adjustment becoming effective.  The plan of adjustment was confirmed on February 7, 2017 and became effective on June 15, 2017.  Accordingly, the parties filed a stipulation agreeing to dismiss the appeal with prejudice with the Bankruptcy Appellate Panel on June 25, 2017. The bankruptcy appellate panel dismissed the appeal on July 13, 2017.
Ambac Assurance is defending several lawsuits in which borrowers have brought declaratory judgment actions claiming, among other things, that Ambac Assurance’s claims for specific performance related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond, as required under the applicable loan documents (see Litigation Filed By Ambac), are time-barred or are barred by the doctrine of laches, that Ambac lacks standing on the basis that there has been an “Ambac Default,” and that Ambac is not entitled to specific performance pursuant to the terms of the loan documents. Ambac Assurance is a defendant in various lawsuits, including the following:

•
Meade Communities LLC v. Ambac Assurance Corporation (Circuit Court, Anne Arundel County, Maryland, Case No. C-02-CV-15-003745). On April 26, 2017, the court granted a motion by Meade to amend its complaint to add a new count that Ambac had allegedly "unreasonably withheld" consent to a proposed Out-Year Development plan submitted by Meade to Ambac for approval. On April 28, 2017, Ambac Assurance filed a motion for summary judgment on all counts of the original Meade complaint. On April 28, 2017, Meade filed a motion for partial summary judgment on two counts of the complaint and certain Ambac Assurance affirmative defenses. On June 2, 2017, the parties filed oppositions to the summary judgment motions. The parties filed reply briefs in support of their motions on June 16, 2017. On July 14, 2017, the parties cross-moved for summary judgment on the additional count added to the amended complaint on April 26, 2017. The court will hear oral argument on all motions for summary judgment on September 1, 2017.

•
Monterey Bay Military Housing LLC and Monterey Bay Land LLC v. Ambac Assurance Corporation (Superior Court, Monterey County, California, Case No. 15CV000599). On March 30, 2017, Ambac Assurance filed a motion for summary judgment on all counts of the Monterey Bay complaint. On March 30, 2017, Monterey Bay filed a motion for partial summary judgment on two counts of the complaint and certain Ambac Assurance affirmative defenses. The parties filed their opposition briefs on June 2, 2017 and reply briefs on June 9, 2017. On June 19, 2017, the court issued a preliminary order that partially granted Monterey Bay's motion for summary judgment and ruled that the California statute of limitations had run on Ambac Assurance's claim for specific performance, subject to Ambac Assurance's defense of equitable tolling. The court also partially granted Ambac Assurance's motion for summary judgment on certain of Monterey Bay's declaratory judgment claims. On June 23, 2017, Ambac Assurance withdrew its defense of equitable tolling. The parties agreed that the court's summary judgment ruling on the statute of limitations was sufficient to end the case at the trial court level and submitted final orders to the court for approval. The court signed the final orders on July 13, 2017.

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

| Ambac Financial Group, Inc. 52 2017 Second Quarter FORM 10-Q |

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
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037, filed January 7, 2016). Ambac Assurance, along with co-plaintiffs Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed a complaint for declaratory and injunctive relief to protect its rights against the illegal clawback of certain revenue by the Commonwealth of Puerto Rico.  Defendants (including the Government Development Bank (GDB) President but solely in her capacity as a member of the Working Group For The Fiscal and Economic Restoration of Puerto Rico) filed a motion to dismiss for lack of subject matter jurisdiction on January 29, 2016. The GDB President, in her official capacity, moved to dismiss for failure to state a claim upon which relief can be granted on January 29, 2016. Plaintiffs filed their oppositions to the motions on February 16, 2016 and defendants filed replies on February 23, 2016. This case was administratively consolidated with a similar case before the same judge, Financial Guaranty Insurance Company v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16- cv-01095). On October 4, 2016, the court denied the Defendants’ and GDB President’s motions to dismiss with respect to all claims asserted by Ambac Assurance and Assured. On October 14, 2016, Defendants filed a Notice of Automatic Stay, asserting that Plaintiffs’ claims have been rendered moot and further asserting that the case is automatically stayed under section 405 of the Puerto Rico Oversight, Management and Economic Stability Act (PROMESA). On October 28, 2016, Plaintiffs informed the court that neither party was currently challenging the stay, and expressly reserved their right to seek to lift the stay at any time. Plaintiffs also objected to Defendants’ assertion that the case should be dismissed as moot. PROMESA’s litigation stay expired on May 2, 2017. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico. On May 16, 2017, Defendants filed a statement requesting that the court take notice of the stay resulting from the Commonwealth’s Title III filing. On May 17, 2017, the court issued an order staying this case until further order of the court.
Ambac Assurance Corporation v. Puerto Rico Highways and Transportation Authority (United States District Court, District of Puerto Rico, No. 16-cv-1893, filed May 10, 2016). Ambac Assurance filed a complaint against the Puerto Rico Highways and Transportation Authority (PRHTA) on May 10, 2016, alleging breach of fiduciary duty and breach of contract in connection with PRHTA’s extension of an existing toll road concession agreement. The complaint alleges that it was inappropriate for PRHTA to enter into the extension agreement in its current state of financial distress because PRHTA has no control over, and is unlikely to receive, the proceeds of the transaction. The complaint also seeks specific performance of PRHTA’s contractual duty to provide information requested by Ambac Assurance under documents related to PRHTA bonds insured by Ambac Assurance. Ambac Assurance filed related motions seeking the appointment of a provisional receiver for PRHTA and expedited discovery. In addition to those remedies, Ambac Assurance seeks an order of the court that would, among other things, compel PRHTA to allow Ambac Assurance to inspect PRHTA’s financial records on an ongoing basis and permanently enjoin PRHTA from committing further breaches of its fiduciary and contractual duties. On July 1, 2016, PRHTA filed an Emergency Notice of Stay, asserting that the case was automatically stayed under section 405 of PROMESA. Ambac Assurance filed a response on July 11, 2016, disagreeing that the PROMESA stay applies but electing not to contest the stay at such time and reserving the right to challenge it or to seek to lift the stay in the future. Ambac Assurance also asserted that PRHTA still is obligated to make available to Ambac Assurance certain information, notwithstanding the stay on litigation and provided a proposed order for the court to issue. PRHTA filed a reply on July 18, 2016, contesting Ambac Assurance’s characterization, and provided an alternative order for the court to issue. Ambac Assurance’s response was filed July 25, 2016. PRHTA also filed an Urgent Motion to Exempt PRHTA from Outstanding Filings in the case during the pendency of the stay, which was granted. On August 23, 2016 the court issued an order staying the case. PROMESA’s litigation stay expired on May 2, 2017. The Commonwealth and Oversight Board have stated to Ambac Assurance that they believe this action is stayed due to the Commonwealth’s Title III filing. Subsequent to that statement, on May 21, 2017, a petition under Title III of PROMESA was filed on behalf of PRHTA.

| Ambac Financial Group, Inc. 53 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374, filed July 20, 2016). On October 7, 2016, certain General Obligation bondholder plaintiffs in an action to which Ambac Assurance is not currently a party filed a motion for leave to amend their complaint and for partial relief from the PROMESA stay. Plaintiffs’ proposed second amended complaint adds the Puerto Rico Sales Tax Financing Corporation (COFINA), COFINA’s executive director, and the trustee for the COFINA bonds as defendants, and asserts numerous claims that challenge the legal validity of the COFINA structure and seek injunctive relief requiring the sales and use tax proceeds securing COFINA’s bonds to be transferred to the Puerto Rico Treasury. The plaintiffs contend that many of the claims challenging COFINA are not subject to PROMESA’s litigation stay provisions. On October 24, 2016, the defendants filed an opposition to the motion for leave to amend, arguing that the entire action is subject to the PROMESA stay. On October 26, 2016, Ambac Assurance filed a motion for leave to intervene and in support of the PROMESA stay. Ambac Assurance seeks to intervene principally to argue that the claims challenging COFINA are stayed by PROMESA, but also reserves the right to move to dismiss or otherwise defend against those claims should the court determine they are not stayed. On November 4, 2016, the Court granted the plaintiffs’ motion for leave to amend. The plaintiffs filed their second amended complaint that same day. On November 7, 2016, the government defendants sought to stay the case. On February 17, 2017, the court granted the motions to intervene of Ambac Assurance and certain other parties that moved to intervene. The court also denied the defendants’ motion to stay, rejecting the arguments in support of the stay filed by the defendants and the intervenors, including Ambac Assurance. On March 20, 2017, Ambac Assurance filed in the district court an answer to the second amended complaint and a motion to dismiss the plaintiffs’ claim against COFINA, to strike certain portions of the second amended complaint, or, in the alternative, to certify the question of COFINA’s constitutionality to the Supreme Court of Puerto Rico. Certain other intervenors also filed answers and various motions in the district court. On April 4, 2017, the U.S. Court of Appeals for the First Circuit reversed the district court’s decision concerning the application of the PROMESA stay, which had the effect of reinstating the stay. PROMESA’s litigation stay expired on May 2, 2017. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico. On May 16, 2017, the defendants filed a statement requesting that the court take notice of the stay resulting from the Commonwealth’s Title III filing. On May 17, 2017, the court issued an order staying this case until further order of the court. On August 2, 2017, the Oversight Board filed a motion to approve a stipulation to resolve the Commonwealth-COFINA dispute regarding their entitlement to the sales and use taxes. The stipulation contemplates separate agents for each of COFINA and the Commonwealth, which agents will litigate the dispute, while preserving the ability of interested parties, including Ambac Assurance, to participate in the litigation. The procedures motion names Ms. Bettina Whyte as the agent for COFINA, represented by Willkie Farr & Gallagher LLP, with Klee, Tuchin, Bogdanoff & Stern LLP as special municipal bankruptcy counsel, and names the Official Committee of Unsecured Creditors for the Commonwealth of Puerto Rico (the Creditors’ Committee) as the agent for the Commonwealth, represented by Paul Hastings LLP.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1567, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint seeking a declaration that the Commonwealth’s Fiscal and Economic Growth Plan (the FEGP) and a recently enacted statute called the “Fiscal Plan Compliance Law” are unconstitutional and unlawful because they violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and are unlawful transfers of property from COFINA to the Commonwealth in violation of PROMESA. The complaint further seeks an injunction against the filing of any Title III petitions, an injunction against the enactment or enforcement of any future legislation, rules, budgets, or restructuring plans premised on the FEGP, and a declaration that the Commonwealth is liable for any funds unlawfully transferred to it from COFINA. The complaint also seeks a declaration that the FEGP and Fiscal Plan Compliance Law violate covenants made by the Commonwealth and COFINA in the COFINA Resolution, which constitute Events of Default under the COFINA Resolution. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico, and on May 5, 2017, a petition under Title III of PROMESA was filed on behalf of COFINA. On May 15, 2017, the Oversight Board filed a statement requesting that the court take notice of the stays resulting from these Title III filings. On May 17, 2017, the court issued an order staying this case until further order of the court.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1568, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint alleging that various moratorium laws and executive orders enacted by the Commonwealth to claw back funds from the PRIFA, PRHTA, and PRCCDA bonds violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and unlawfully transfer PRHTA, PRCCDA, and PRIFA property to the Commonwealth. The complaint further seeks a declaration that the Commonwealth is liable for any funds unlawfully transferred to it from COFINA, an injunction against enforcement of the moratorium laws and executive orders, an injunction against the filing of any Title III petitions, and an injunction against the enactment or enforcement of any future legislation, rules, budgets, or restructuring plans premised on the FEGP. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico. On May 15, 2017, the Oversight Board filed a statement requesting that the court take notice of the stay resulting from the Commonwealth’s Title III filing. On May 17, 2017, the court issued an order staying this case until further order of the court.
Ambac Assurance Corporation v. U.S. Department of Treasury et al. (United States District Court, District of Columbia, No. 17-809, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint against the U.S. Department of Treasury and Steven Mnuchin, in his official capacity as Secretary of the Treasury, alleging that Puerto Rico’s ongoing diversion of rum taxes from PRIFA violates the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, and seeking an equitable lien on all rum taxes possessed by the U.S. Treasury, and an injunction preventing their transfer to the Commonwealth, in order to prevent further dissipation of those funds by the Commonwealth. On May 24, 2017, the Oversight Board filed a statement requesting that the court take notice of the stay resulting from the Commonwealth’s Title III filing. On May 25, 2017, the court issued an order staying this case pending the final disposition of the Title III proceedings.

| Ambac Financial Group, Inc. 54 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York. No. 1:17-cv-03804, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint in New York State Supreme Court, New York County, against the trustee for the COFINA bonds, Bank of New York Mellon (BNY), alleging breach of fiduciary, contractual, and other duties for failing to adequately and appropriately protect the holders of certain Ambac-insured senior COFINA bonds. The complaint seeks money damages; a declaration that BONY breached its fiduciary, contractual, and other duties; a declaration compelling BNY to recognize an event of default under the COFINA Resolution and accelerate the COFINA debt; an injunction to prevent BNY from making payments to holders of subordinate COFINA bonds; and forced replacement of BNY as trustee. On May 19, 2017, BNY filed a notice of removal of this action from New York state court to the United States District Court for the Southern District of New York. On May 30, 2017, the United States District Court for the District of Puerto Rico entered an order in an adversary proceeding brought by BNY (No. 1:17-ap-00133) staying this litigation pending further order of the court.
Bank of New York Mellon v. COFINA, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00133, filed May 16, 2017). On May 16, 2017, BNY filed an adversary complaint in COFINA’s Title III case for an order to show cause why the court should not: (i) grant an interpleader of funds that BNY is holding for future interest payments to holders of COFINA bonds; (ii) stay pending and future litigation against BNY related to its role as trustee for COFINA bonds, including the action by Ambac Assurance against BNY; and (iii) discharge BNY from any liability in association with the interpleaded funds. BNY filed this interpleader action against COFINA and certain creditors of COFINA, including Ambac Assurance, that have made competing claims of entitlement to funds held by BNY in order to determine the parties’ respective entitlements to the funds. On May 30, 2017, the court granted BNY’s motion to interplead, and on June 6, 2017, the court set a schedule for discovery and briefing. Discovery and briefing are ongoing. An ad hoc group of general obligation bondholders and the Creditors’ Committee each moved to intervene (respectively) on May 23 and July 31, 2017; these motions to intervene were denied (respectively) on July 6 and August 1, 2017.
Peaje Investments LLC v. Puerto Rico Highways and Transportation Authority, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00151, filed May 31, 2017). On June 15, 2017, Ambac Assurance moved to intervene in an adversary proceeding brought by Peaje Investments (Peaje), a holder of 1968 Bonds issued by PRHTA, against PRHTA. On May 31, 2017, Peaje filed a complaint seeking relief with respect to its ownership of the 1968 Bonds, including a declaration that the toll road revenues pledged to the 1968 Bonds are “special revenues” under Section 922 of the Bankruptcy Code, an injunction preventing the diversion of toll revenues to the Commonwealth and ordering the application of the toll revenues to the 1968 Bonds, and various declarations and injunctions related thereto. Peaje also filed a motion for a temporary restraining order and preliminary injunction on the same day, seeking to enjoin PRHTA from diverting the toll revenues to the Commonwealth. A hearing on the motion for a temporary restraining order was held on June 5, 2017, at which time Peaje withdrew the motion for a temporary restraining order and an evidentiary hearing on the motion for a preliminary injunction was set for August 8, 2017. Ambac moved to intervene in June 15, 2017, arguing that issues will be decided in this case that will have a significant impact on Ambac’s own interests with respect to PRHTA bonds. On July 21, 2017, the court denied Ambac Assurance's motion to intervene. On July 21, 2017, the Creditors’ Committee moved to intervene, which motion both Peaje and the defendants opposed on July 28, 2017; the court has not yet ruled on the motion. On July 31, 2017, the defendants moved to strike certain arguments Peaje raised in its reply in support of its motion for a preliminary injunction, arguing that Peaje improperly raised these arguments for the first time in its reply. On August 3, 2017, the court granted the defendants’ motion to strike. On August 3, 2017, the court approved a stipulation entered into by the parties that BNYM, as fiscal agent for PRHTA bondholders, shall continue to hold the funds in the reserve accounts established under PRHTA’s governing bond documents until further order of the court.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00159, filed June 8, 2017). On June 8, 2017, Ambac filed an adversary complaint in the Commonwealth’s Title III case against the Commonwealth, PRHTA, the Oversight Board, AAFAF, and other Commonwealth government officers. The complaint seeks declarations that (i) various moratorium laws and executive orders enacted by the Commonwealth to claw back funds from the PRIFA, PRHTA, and PRCCDA bonds and (ii) the FEGP and Fiscal Plan Complaint Act violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and unlawfully transfer PRHTA, PRCCDA, and PRIFA property to the Commonwealth. The complaint further seeks a declaration that revenues pledged to the PRHTA bonds are “special revenues” under Sections 922 and 928 of the Bankruptcy Code, and an injunction compelling defendants to remit the pledged special revenues to PRHTA for payment of the PRHTA bonds. On July 7, 2017, Ambac Assurance filed an amended complaint that added an additional claim for relief: a declaration that the funds held in the PRHTA reserve accounts are property of the PRHTA bondholders. A pre-trial conference was held in this and other related matters on June 28, 2017. A further pre-trial conference is scheduled for September 27, 2017, and briefing on an anticipated motion to dismiss by the defendants is scheduled to be complete by October 12, 2017. On August 3, 2017, the court entered an order, to which all parties stipulated, providing that BNYM, as fiscal agent for PRHTA bondholders, shall continue to hold the funds in the reserve accounts established under PRHTA’s governing bond documents until further order of the court.
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

| Ambac Financial Group, Inc. 55 2017 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

in state court in Shawnee County, Kansas. The re-filed case is styled Ambac Assurance Corporation v. Fort Leavenworth Frontier Heritage Communities II, LLC (District Court, Shawnee County, Kansas, No. 2017-cv-000216).
In connection with Ambac Assurance’s efforts to seek redress for breaches of R&Ws and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, including the following:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. On October 27, 2015, the court issued a decision dated October 22, 2015 granting in part and denying in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide (primary-liability claims), and issued a second decision granting Ambac Assurance’s partial motion for summary judgment and denying Bank of America’s motion for summary judgment regarding Ambac Assurance’s secondary-liability claims against Bank of America. Ambac Assurance and Countrywide filed notices of appeal of the October 22, 2015 decision relating to primary liability and Bank of America filed a notice of appeal of the October 27, 2015 decision relating to its secondary-liability to the New York Appellate Division, First Department. On May 16, 2017, the First Department issued rulings in both appeals, reversing a number of rulings that the trial court had made and affirming other rulings. On June 15, 2017, Ambac Assurance filed a motion with the First Department for leave to appeal certain rulings in the May 16, 2017 decision to the Court of Appeals, which Countrywide opposed. On July 25, 2017 the First Department granted Ambac Assurance’s motion.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). On June 3, 2015, the court denied defendants’ July 2013 motion to dismiss Ambac’s claim for breaches of R&Ws, but granted the defendants’ motion to dismiss Ambac’s claims for breach of the repurchase protocol and for alter ego liability against Nomura Holding. On March 27, 2017, Nomura appealed the June 2015 decision to the extent it denied its motion to dismiss and filed its opening appellate brief. Ambac Assurance filed its opening brief on June 23, 2017. Discovery is ongoing.

•
The Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Wisconsin Circuit Court for Dane County, Case No 14 CV 3511, filed on December 30, 2014). On June 23, 2016, the Wisconsin Court of Appeals reversed the trial court’s prior dismissal of the complaint, and on October 11, 2016, the Wisconsin Supreme Court granted Countrywide’s petition for review of the June 23 decision by the Wisconsin Court of Appeals. The Wisconsin Supreme Court appeal was argued on February 28, 2017. On June 30, 2017, the Wisconsin Supreme Court reversed the decision of the Wisconsin Court of Appeals and remanded the case to the Wisconsin Court of Appeals for further proceedings.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-00446 (SHS), filed January 20, 2017). On February 23, 2017, plaintiffs filed a second amended complaint to reflect a revised settlement offer, and also filed a motion for a preliminary injunction, which U.S. Bank opposed. On March 9, 2017, U.S. Bank filed a motion to dismiss the second amended complaint, which plaintiffs opposed. The court heard oral argument on plaintiffs’ motion for a preliminary injunction and U.S. Bank’s motion to dismiss on April 24, 2017. On June 1, 2017, the court denied U.S. Bank’s motion to dismiss and denied plaintiffs’ motion for preliminary injunction. U.S. Bank filed a motion for reconsideration of the court’s denial of its motion to dismiss, which has been fully briefed. On March 6, 2017, U.S. Bank filed a trust instruction proceeding in Minnesota state court concerning the proposed settlement, which is captioned, In the matter of HarborView Mortgage Loan Trust 2005-10, No. 27-TR-CV-17-32 (the “Minnesota Action”). On April 5, 2017, Ambac Assurance filed a motion to dismiss the Minnesota Action. On June 12, 2017, U.S. Bank filed an amended petition in the Minnesota Action, and on July 7, 2017 Ambac Assurance filed a renewed motion to dismiss, which U.S. Bank opposed. Additionally, certain certificateholders have objected or otherwise responded to the petition filed by U.S. Bank.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). Ambac alleges claims for breach of contract, breach of fiduciary duty, declaratory judgment, and violation of the Streit Act in connection with defendant’s failure to enforce rights and remedies and defendant’s treatment of trust recoveries, as trustee of five residential mortgage-backed securitizations for which Ambac Assurance issued insurance policies. On June 12, 2017, the court granted U.S. Bank’s application for a pre-motion conference regarding U.S. Bank’s proposed motion to dismiss.

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

| Ambac Financial Group, Inc. 56 2017 Second Quarter FORM 10-Q |

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
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2016 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of Ambac’s common stock and volatility in the price of Ambac’s common stock; (2) uncertainty concerning our ability to achieve value for holders of Ambac securities, whether from Ambac Assurance Corporation (“Ambac Assurance”) or from transactions or opportunities apart from Ambac Assurance; (3) adverse effects on our share price resulting from future offerings of debt or equity securities that rank senior to our common stock; (4) potential of rehabilitation proceedings against Ambac Assurance; (5) dilution of current shareholder value or adverse effects on our share price resulting from the issuance of additional shares of common stock; (6) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (7) decisions made by the rehabilitator of the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”) for the benefit of policyholders that may result in material adverse consequences for holders of Ambac’s securities or holders of securities issued or insured by Ambac Assurance or the Segregated Account; (8) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers; (9) our inability to realize the expected recoveries included in our financial statements; (10) changes in Ambac’s estimated representation and warranty recoveries or loss reserves over time; (11) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, collateralized loan obligations, public finance obligations and exposures to reinsurers; (12) concentration and essentiality risk in connection with Military Housing insured debt; (13) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (14) risks associated with adverse selection as our insured portfolio runs off; (15) adverse effects on operating results or our financial position resulting from measures taken to reduce risks in our insured portfolio; (16) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (17) our inability to complete our announced Rehabilitation Exit Transactions on the terms contemplated or on a timely basis or at all; (18) the risk of loss from market and interest rate risk as Ambac Assurance raises additional liquidity to fund the cash component of the Segregated Account rehabilitation exit plan; (19) our inability to close the Tier 2 Note issuance; (20) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (21) our substantial indebtedness could adversely affect our financial condition, operating flexibility and ability to obtain financing in the future; (22) restrictive covenants in agreements and instruments may impair our ability to pursue or achieve our business strategies; (23) loss of control rights in transactions for which we provide insurance due to a finding that Ambac Assurance has defaulted, whether due to the Segregated Account rehabilitation proceedings or otherwise; (24) our results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of our insurance intangible asset; (25) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan, from rules and procedures governing the payment of permitted policy claims, or from the characterization of our surplus notes as equity; (26) risks attendant to the change in composition of securities in our investment portfolio; (27) changes in tax law; (28) changes in prevailing interest rates; (29) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (30) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (31) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (32) risks relating to determinations of amounts of impairments taken on investments; (33) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (34) our inability to realize value from Ambac Assurance UK Limited or other subsidiaries of Ambac Assurance; (35) system security risks; (36) market spreads and pricing on derivative

| Ambac Financial Group, Inc. 57 2017 Second Quarter FORM 10-Q |

products insured or issued by Ambac or its subsidiaries; (37) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (38) changes in accounting principles or practices that may impact Ambac’s reported financial results; (39) legislative and regulatory developments; (40) the economic impact of “Brexit” may have an adverse effect on Ambac’s insured international portfolio and the value of its foreign investments, both of which primarily reside with its subsidiary Ambac UK; (41) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (42) Ambac’s financial position and the Segregated Account rehabilitation proceedings that may prompt departures of key employees and may impact our ability to attract qualified executives and employees; and (43) other risks and uncertainties that have not been identified at this time.

| Ambac Financial Group, Inc. 58 2017 Second Quarter FORM 10-Q |

EXECUTIVE SUMMARY
Company Overview:
See Note 1. Background and Business Description for a description of the Company and our key strategic priorities to achieve our primary goal to maximize stockholder value.
Ambac Assurance and Subsidiaries:
A key strategy for Ambac is to increase the value of its investment in Ambac Assurance by actively managing its assets and liabilities. Asset management primarily entails maximizing the risk adjusted return on non-VIE invested assets and managing liquidity to help ensure resources are available to meet operational and strategic cash needs. These strategic cash needs include activities associated with Ambac's liability management and loss mitigation programs. Management evaluates the potential impact of loss mitigation and avoidance strategies in order to target and prioritize policies, or portions thereof, for commutation, refinancing, restructuring or other risk reduction or defeasance strategies.
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
During the three and six months ended June 30, 2017, Ambac (inclusive of its subsidiaries) acquired $241.9 million and $442.1 million of distressed Ambac-insured securities, including $25.9 million and $97.3 million of insured RMBS with policies allocated to the Segregated Account and $216.0 million and $313.1 million of Puerto Rico insured securities, respectively. Future cash flows relating to those invested assets include the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac claim payments, including Deferred Amounts (as defined in the Segregated Account Rehabilitation Plan) for securities with policies allocated to the Segregated Account. At June 30, 2017, Ambac owned approximately $1.5 billion, or 41% of the total Deferred Amounts outstanding and approximately 12% of PRIFA and 30% of COFINA Ambac insured bonds. Subject to applicable internal and regulatory guidelines, Ambac will continue to opportunistically purchase Ambac-insured securities.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group focuses on the analysis, implementation and execution of commutations, risk reduction or defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, refinancing, restructuring or other risk reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure and execute such strategies.
On July 19, 2017, Ambac Assurance and Ambac entered into an agreement (the “Rehabilitation Exit Support Agreement”) with holders or beneficial owners (the “Supporting Holders”) of surplus notes issued by Ambac Assurance and beneficial interests in Deferred Amounts of the Segregated Account with respect to a transaction which, subject to the conditions precedent set forth in the Rehabilitation Exit Support Agreement, and if consummated, would generally involve (i) the exchange of certain surplus notes held by holders of surplus notes that elect to participate in a voluntary exchange transaction and (ii) the satisfaction and discharge of all Deferred Amounts, in each case for an effective consideration package comprised of cash and new Secured Notes and certain existing surplus notes and (iii) the exit from rehabilitation of the Segregated Account (the “Rehabilitation Exit Transactions”). The exit of the Segregated Account from rehabilitation is subject to certain conditions, including approval by the Rehabilitation Court, and no assurance can be given that Ambac will ultimately be successful in meeting such conditions. See Note 1. Background and Business Description for details regarding the Rehabilitation Exit Support Agreement, the Rehabilitation Exit Transactions, and the risks associated with the Rehabilitation Exit Transactions (see also Part II, Item 1A. Risk Factors).
On June 27, 2017, Ambac Assurance entered into a termination agreement with various parties, including a special purpose entity Augusta Funding Limited IV ("Augusta"), in connection with the commutation of an interest rate swap between Augusta and Ambac Assurance's wholly-owned subsidiary, Ambac Financial Services ("AFS"). During the second quarter, AFS had net settlement payments of approximately $103.6 million, including $94.4 million under the termination agreement. At March 31, 2017, Ambac had recorded a mark-to-market liability under this swap transaction of $147.0 million (net of an Ambac Assurance CVA of $42.9 million), resulting in a gain of approximately $43.4 million during the three months ended June 30, 2017. In July 2017, Augusta redeemed its outstanding Ambac Assurance-insured debt and accordingly will recognize approximately $2.6 million in accelerated earnings in the third quarter of 2017 relating to this redemption. The Ambac Assurance-insured Augusta net par outstanding was $185 million at the time of redemption and was adversely classified.
During the second quarter of 2017, Ambac Assurance purchased the remaining $4.0 million of unpaid accrued interest related to certain surplus notes that were previously repurchased under call options. Ambac recognized a realized gain on these purchases of $1.1 million in the Consolidated Statements of Total Comprehensive Income (Loss).

| Ambac Financial Group, Inc. 59 2017 Second Quarter FORM 10-Q |

On March 25, 2017, Ambac UK agreed in principle to a confidential settlement of litigation brought by Ambac UK in the name of Ballantyne Re plc (“Ballantyne”) against J.P. Morgan Investment Management Inc. (“JPMIM”) relating to the management of Ballantyne’s investment accounts, which were funded with the proceeds of notes issued in 2006 in connection with a structured reinsurance transaction and guaranteed in part by Ambac UK. On April 11, 2017, Ambac UK, Ballantyne and JPMIM signed a settlement agreement. Pursuant to the settlement, Ballantyne received a payment in return for releases of all claims by Ballantyne and Ambac UK. Ambac realized a US GAAP benefit through losses and loss expenses of approximately $91.6 million in the first quarter of 2017 as a result of the settlement, which resulted from the reduction of loss and loss expense reserves previously established in relation to Ballantyne, and not from a direct cash payment to Ambac UK.
The following table provides a comparison of both total and below investment grade ("BIG") net par outstanding in the insured portfolio at June 30, 2017 and December 31, 2016. Net par exposures within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions)	June 30, 2017	December 31, 2016	$ Variance	% Variance
Total	$71.2	$79.3	$(8.1)	(10)%
BIG	15.2	16.8	(1.6)	(10)%
The overall reduction in total net par outstanding resulted from scheduled maturities, amortizations, refundings, refinancings and calls.
The reduction in below investment grade net par outstanding was primarily due to (i) reductions to residential mortgage-backed securities during the year and (ii) the upgrade of certain Public Finance exposures partially offset by the downgrade of a certain Military Housing transaction.
Although our insured portfolio has generally performed satisfactorily in the first half of 2017, we continue to experience stress in certain sectors and insured exposures, particularly within our approximately $2.1 billion of exposure to Puerto Rico consisting of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees.
Ambac:
As of June 30, 2017 total cash and investments of Ambac were $379.0 million, which include the following:

•	Asset backed and short-term securities of $139.5 million

•	Ambac-insured securities with a fair value of $6.0 million

•	Ambac Assurance surplus notes with a fair value of $201.1 million, which are eliminated in consolidation

•
Residual interest in a VIE Trust that was created in 2014 to monetize Ambac's ownership interest in junior surplus notes issued by the Segregated Account. Ambac's carrying value, utilizing the equity method, of this investment was $32.4 million at June 30, 2017. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information on this transaction.

During 2017, Ambac purchased ($101.8 million) and exchanged Ambac-insured bonds (fair value of $79.3 million) to extinguish (on a consolidated basis) $108.1 million par of Ambac Assurance surplus notes and $39.1 million par of Segregated Account surplus notes. Ambac recognized $1.1 million and $3.8 million of gains on the extinguishment of debt in the Consolidated Statements of Income (Loss) as a result of these transactions during the three and six months ended June 30, 2017, respectively.
As a result of positive taxable income at Ambac Assurance in 2016, Ambac received approximately $28.7 million in tax tolling payments in May 2017. There are no assurances that Ambac Assurance will continue to generate taxable income and therefore make tolling payments to Ambac, which may ultimately constrain Ambac's access to capital and liquidity to support it operations and strategic initiatives.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the six months ended June 30, 2017 included the following:

($ in millions)
Net income (1)	$14.8
Gain on foreign currency translation	29.3
Unrealized (losses) on non-functional currency available-for-sale securities	(12.6)
Impact on total comprehensive income (loss)	$31.5

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

| Ambac Financial Group, Inc. 60 2017 Second Quarter FORM 10-Q |

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
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at June 30, 2017 and December 31, 2016. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	June 30, 2017	December 31, 2016
Public Finance (1) (2)	$37,889	$45,062
Structured Finance	15,701	16,951
International Finance	17,608	17,333
Total net par outstanding (3)	$71,198	$79,346

(1)	Includes $5,862 and $5,896 of Military Housing net par outstanding at June 30, 2017 and December 31, 2016, respectively.

(2)
Includes $2,058 of Puerto Rico net par outstanding at June 30, 2017 and December 31, 2016. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(3)	Included in the above net par exposures at June 30, 2017 and December 31, 2016 are $456 and $737, respectively, of exposures that were executed in credit derivative form.
Total net par outstanding decreased $8,148 million from December 31, 2016.

•
Reductions in public finance net par outstanding included $5,162 million from calls of insured exposures, $910 million from refundings and pre-refundings of insured exposures and $1,101 million from scheduled paydown activity.

•	Reductions in structured finance net par primarily were due to RMBS reductions of $972 million.

•
Increases in international finance were primarily due to changes in foreign exchange rates of $938 million primarily related to changes in the British Pound, partially offset by policy runoff including prepayments of investor-owned utility and asset-backed transactions.

Although insured net par outstanding has decreased during 2017, the size of the portfolio is significantly greater than the assets of Ambac. Accordingly, financial stress in the insured portfolio could have a material adverse effect on Ambac's financial condition and results of operations.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of June 30, 2017:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$54,754	$54,754
British Pounds		£10,075	13,113
Euros		€1,812	2,069
Australian Dollars	A$	1,403	1,077
New Zealand Dollars	NZ$	252	185
Total			$71,198
Ambac discloses its exposures by currency to help interested parties understand its insured book of business. These insured exposures do not represent the cash outflows that may result from such insurance policies.

| Ambac Financial Group, Inc. 61 2017 Second Quarter FORM 10-Q |

Exposure Concentrations within each Market
The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at June 30, 2017:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	BBB+	$1,642	2.3%
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	BIG	805	1.1%
Massachusetts Commonwealth - GO	AA	802	1.1%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	BBB	564	0.8%
Hickam Community Housing LLC	BBB	475	0.7%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	BIG	471	0.7%
Chicago, IL - GO	BBB-	458	0.6%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	BIG	458	0.6%
Bragg Communities, LLC	A-	433	0.6%
Metropolitan Washington Airports Authority, DC, Airport System Revenue	AA-	429	0.6%
Total		$6,537	9.2%

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

Net par related to the top ten U.S. public finance exposures reduced $864 million from December 31, 2016. Changes in these exposure amounts will occur due to scheduled paydowns, calls and refundings executed during the period. During 2017 due to calls, California State - GO was removed from the top 10 largest U.S. public finance exposures offset by the addition of Metropolitan Washington Airports Authority.
The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at June 30, 2017:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	1.3%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2 (3)	Mortgage Backed Securities	BIG	593	0.8%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	558	0.8%
Timberlake Financial, LLC	Structured Insurance	BBB	554	0.8%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1 (3)	Mortgage Backed Securities	BIG	417	0.6%
CenterPoint Energy Inc.	Investor Owned Utility	BBB+	376	0.5%
Consolidated Edison Company of New York	Investor Owned Utility	A	347	0.5%
Option One Mortgage Loan Trust 2007-FXD1 (3)	Mortgage Backed Securities	BIG	299	0.4%
Niagara Mohawk Power Corporation	Investor Owned Utility	A	257	0.4%
Countrywide Asset-Backed Certificates Trust 2005-16 (3)	Mortgage Backed Securities	BIG	256	0.4%
Total			$4,557	6.4%

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
Net par related to the top ten U.S. structured finance exposures reduced $137 million from December 31, 2016. The primary change in top U.S. structured finance exposure relates to amortization of RMBS during the six months ended June 30, 2017.
The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at June 30, 2017. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

| Ambac Financial Group, Inc. 62 2017 Second Quarter FORM 10-Q |

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,473	2.1%
National Grid Electricity Transmission	UK-Utility	A-	1,077	1.5%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	904	1.3%
Capital Hospitals plc (2)	UK-Infrastructure	A-	887	1.2%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	790	1.1%
Telereal Securitisation plc	UK-Asset Securitizations	AA	760	1.1%
Anglian Water	UK-Utility	A-	752	1.1%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	744	1.0%
National Grid Gas	UK-Utility	A-	694	1.0%
RMPA Services plc	UK-Infrastructure	BBB+	606	0.9%
Total			$8,687	12.2%

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
Net par related to the top ten international finance exposures increased $458 million from December 31, 2016. International exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. As of June 30, 2017, there was no change in the listing of exposures included within the top ten international exposures although the exposure amounts have increased due to movements in foreign exchange rates.
The concentration of net par amongst the structured finance and international finance top ten categories noted above (as a percentage of net par outstanding) has increased since December 31, 2016. Given that Ambac has not written any new Financial Guarantee policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac Assurance credit ratings(1) and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at June 30, 2017 and December 31, 2016. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:

Note: AAA is less than 1% in both periods.

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

| Ambac Financial Group, Inc. 63 2017 Second Quarter FORM 10-Q |

Summary of Below Investment Grade Exposure Net Par Outstanding ($ in millions)	June 30, 2017	December 31, 2016
Public Finance:
Lease and tax-backed (1)	$2,109	$2,145
General obligation (1)	765	681
Transportation	397	415
Housing (2)	319	125
Health care	27	29
Other	192	775
Total Public Finance	3,809	4,170
Structured Finance:
Residential mortgage-backed and home equity—first lien	4,736	5,163
Residential mortgage-backed and home equity—second lien	3,093	3,483
Student loans	962	991
Structured Insurance	900	900
Mortgage-backed and home equity—other	181	251
Other	140	304
Total Structured Finance	10,012	11,092
International Finance:
Other	1,378	1,562
Total International Finance	1,378	1,562
Total	$15,199	$16,824

(1)
Lease and tax-backed revenue includes $1,871 of Puerto Rico net par at June 30, 2017 and December 31, 2016. General obligation includes $187 of Puerto Rico net par at June 30, 2017 and December 31, 2016. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Includes $319 and $125 of military housing net par at June 30, 2017 and December 31, 2016.
The decrease in below investment grade exposures is primarily due to (i) paydowns or calls by issuers, mostly related to residential mortgage-backed securities and (ii) the net upgrade of several public finance transactions, partially offset by the downgrade of a Military Housing transaction and (iii) the upgrade of an international CDO transaction. Despite the decrease in below investment grade exposures, such exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.

| Ambac Financial Group, Inc. 64 2017 Second Quarter FORM 10-Q |

RESULTS OF OPERATIONS
Net income in the second quarter of 2017 was $7 million compared to income of $59 million in the second quarter of 2016. The lower second quarter 2017 net income as compared to the second quarter 2016 was primarily driven by (i) loss and loss expenses as compared to a loss and loss expense benefit in the second quarter of 2016, (ii) a loss on variable interest entities compared to income in the second quarter of 2016, and (iii) a higher provision for income taxes in the second quarter of 2017, partially offset by (i) net gains on interest rate derivatives compared to losses in the second quarter of 2016, and (ii) higher investment income in the second quarter 2017.
Net loss for the six months ended June 30, 2017 was $118 million compared to net income of $68 million for the six months ended June 30, 2016. The decrease was primarily driven by (i) loss and loss expenses as compared to a loss and loss expenses benefit in the six months ended June 30, 2016, (ii) a higher provision for income taxes, and (iii) realized investment losses compared to realized investment gains in the first half of 2016, partially offset by (i) net gains on interest rate derivatives compared to losses in the first half of 2016, (ii) higher investment income, (iii) income on variable interest entity activities, and (iv) lower insurance intangible amortization.
A summary of our financial results is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Revenues:
Net premiums earned	$43.2	$41.4	$90.8	$94.2
Net investment income	85.2	70.8	166.7	131.6
Net other-than-temporary impairment losses	(1.8)	(7.4)	(5.7)	(16.8)
Net realized investment gains (losses)	4.2	14.9	(0.7)	16.0
Change in fair value of credit derivatives	6.6	4.0	7.7	16.8
Net gains (losses) on interest rate derivatives	34.1	(36.3)	32.6	(119.8)
Net realized gains (losses) on extinguishment of debt	2.2	3.6	4.9	4.8
Other income	0.5	6.9	0.4	14.9
Income (loss) on variable interest entities	(1.2)	9.0	2.5	(18.2)
Expenses:
Losses and loss expenses (benefit)	66.1	(52.5)	201.1	(157.8)
Insurance intangible amortization	33.5	39.0	71.0	89.9
Operating expenses	31.1	28.0	59.0	56.0
Interest expense	28.2	30.7	59.8	61.1
Provision for income taxes	6.9	3.2	26.5	6.6
Net income (loss) (attributable to common shareholders)	$7.1	$58.6	$(118.3)	$68.1
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2017 and 2016, respectively.
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
Net premiums earned increased $1.8 million and decreased $3.4 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of net premiums earned by market:

| Ambac Financial Group, Inc. 65 2017 Second Quarter FORM 10-Q |

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Normal Premium Earned:
Public finance	$17.6	$21.7	$36.3	$43.3
Structured finance	5.2	6.1	10.9	13.5
International finance	7.2	8.5	14.1	17.3
Total normal premiums earned	30.0	36.3	61.3	74.1
Accelerated Earnings:
Public finance	13.2	8.1	29.3	20.8
Structured Finance	—	(1.2)	0.2	3.2
International finance	—	(1.8)	—	(3.9)
Accelerated earnings	13.2	5.1	29.5	20.1
Total net premiums earned	$43.2	$41.4	$90.8	$94.2
The decrease in normal premiums earned in the three and six months ended June 30, 2017 is primarily attributable to the continued runoff of the portfolio. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Normal premiums are also impacted by the earnings of pre-refunded insured securities within Public Finance. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal premiums earned will increase over the remaining period of the related policy as the existing unearned premiums will be earned in the period between the pre-refunding date and the specified call date. Structured Finance normal premiums earned were impacted by continued runoff of the portfolio, particularly within the RMBS sector. International Finance normal premiums earned were reduced in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 as a result of the weakening of the British Pound since the Brexit vote has impacted the translation of Ambac UK's premiums earned.
The increase in accelerated earnings in the three and six months ended June 30, 2017 is primarily attributed to an increased volume of public finance calls. The increase in structured finance accelerated earnings in the three months ended June 30, 2017 is due to the termination of certain investor-owned utility transactions during the three months ended June 30, 2016 which resulted in negative accelerated earnings. The decrease in structured finance accelerated earnings in the six months ended June 30, 2017 was due to refinancing of certain student loan installment premium transactions during six months ended June 30, 2016 partially offset by the negative acceleration impact of the termination of certain investor-owned utility transactions. The increase in international finance accelerated earnings in the three months ended June 30, 2017 is due to a termination of a certain asset backed installment premium transaction during the three months ended June 30, 2016, which resulted in negative accelerated earnings. The increase in international finance accelerated earnings in the six months ended June 30, 2017 is due to a termination of a certain structured insurance transaction in addition to the termination of certain asset backed installment transactions during the six months ended June 30, 2016, which resulted in negative accelerated earnings.
Net Investment Income. Net investment income increased $14.4 million and $35.1 million for the three and six months ended June 30, 2017 compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2017 was due to growth in the size of the portfolio and higher average returns compared to the prior year periods. The larger portfolio primarily resulted from the receipt of $995 million in January 2016 in connection with a representation and warranty settlement. Higher average returns for the 2017 periods reflect higher long-term portfolio allocations in Ambac insured securities and high income investment funds classified as trading.
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
Net other-than-temporary impairments for the three months ended June 30, 2017 related to management's intent to sell certain securities. For the six months ended June 30, 2017 and the three and six months ended June 30, 2016, net other-than-temporary impairments resulted primarily from credit losses on certain Ambac insured securities stemming from cash flow timing and also included some other-than-temporary impairments related to management's intent to sell certain securities.

| Ambac Financial Group, Inc. 66 2017 Second Quarter FORM 10-Q |

Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Net (losses) on securities sold or called	$6.5	$4.0	$(0.3)	$2.4
Net foreign exchange gains	(2.3)	10.9	(0.4)	13.6
Total net realized gains (losses)	$4.2	$14.9	$(0.7)	$16.0
Change in Fair Value of Credit Derivatives. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The gain from change in fair value of credit derivatives for the three and six months ended June 30, 2017 was $6.6 million and $7.7 million, as compared to the gain of $4.0 million and $16.8 million for the three and six months ended June 30, 2016. The gains for three and six months ended June 30, 2017 were primarily due to the termination of a credit derivative. The gains for the three and six months ended June 30, 2016 were primarily due to improved reference obligation pricing on certain transactions and a stronger credit assessment of one transaction within the portfolio, partially offset by the impact of incorporating Ambac's CVA and foreign exchange rates.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements were $1.1 million and $1.3 million for the three and six months ended June 30, 2017 and $0.2 million and $0.5 million three and six months ended June 30, 2016, respectively. The gains for three and six months ended June 30, 2017 were higher than the comparable 2016 periods, due to recognition of a make-whole premium associated to the termination of a credit derivative, partially offset by the impact of continued runoff of the portfolio. There were no loss or settlement payments in the periods presented. Unrealized gains (losses) on credit derivative contract reflect the impact of all other factors on the overall change in fair value of credit derivatives noted above.
See Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Form 10-K for the year ended December 31, 2016, for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of June 30, 2017 and December 31, 2016:

($ in millions)	June 30, 2017	December 31, 2016
Mark-to-market liability of credit derivatives, excluding CVA	$10.4	$17.2
CVA on credit derivatives	(1.4)	(1.9)
Net credit derivative liability at fair value	$9.0	$15.3
Net Gain (Loss) on Interest Rate Derivatives. The interest rate derivatives portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Results in Net gain (loss) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the net liability position of the portfolio and the impact of the Ambac CVA and counterparty credit adjustments as discussed below.
Net gain (loss) on interest rate derivatives for the three and six months ended June 30, 2017 were $34.1 million and $32.6 million compared to ($36.3) million and ($119.8) million for the three and six months ended June 30, 2016. The net gain for the three and six months ended June 30, 2017 was primarily driven by the commutation of interest rate swaps with a structured finance vehicle counterparty (the "Augusta swaps"). The net gains on these swaps for the three and six months ended June 30, 2017 were $43.4 million and $42.2 million, respectively. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information related to the Augusta swaps settlement. Excluding the gains on Augusta swaps, the remaining net losses of ($9.4) million and ($9.6) million for the three and six months ended June 30, 2017 resulted from declines in forward interest rates and carrying cost. This compares to higher net losses for the three and six months ended June 30, 2016, caused by significant declines in interest rates during the first half of 2016.
The fair value of derivatives include valuation adjustments to reflect Ambac’s own credit risk and counterparty credit risk when appropriate. Within the interest rate derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. For the periods presented, an Ambac CVA was applicable only to the Augusta swaps that were terminated in June 2017 as discussed above. Reversal of the Ambac CVA due to the Augusta commutation resulted in losses within Net gain (loss) on interest rate derivatives of $42.9 million and $44.9 million for the three and six months ended June 30, 2017. Inclusion of an Ambac CVA resulted in gains within Net gain (loss) on interest rate derivatives of $6.8 million and $10.6 million for the three and six months ended June 30, 2016. Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gain (loss) on interest rate derivatives of $0.4 million and $2.0 million for the three and six months ended June 30, 2017, compared to $(4.6) million and $(8.8) million for the three and six months ended June 30, 2016.
The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the interest rate derivatives portfolio (excluding credit derivatives) as of June 30, 2017 and December 31, 2016:

| Ambac Financial Group, Inc. 67 2017 Second Quarter FORM 10-Q |

($ in millions)	June 30, 2017	December 31, 2016
Interest rate derivatives mark-to-market liability, excluding CVA(1)	$3.5	$271.1
CVA on interest rate derivatives portfolio	—	(44.9)
Net interest rate derivatives portfolio liability at fair value	$3.5	$226.2

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

Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $2.2 million and $4.9 million for the three and six months ended June 30, 2017, compared to gains of $3.6 million and $4.8 million for the three and six months ended June 30, 2016. The gains for both the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016 included gains from the settlements of repurchased surplus notes below their carrying values and gains from the settlements of certain residual obligations related to previously called surplus notes.
Other Income. The below table summarizes other income for the presented periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Foreign exchange gain/(loss)	$(0.9)	$3.9	$(1.5)	$6.0
Other	1.4	3.0	1.9	8.9
Total other income (loss)	$0.5	$6.9	$0.4	$14.9
Foreign exchange gains/(losses) include gains/(losses) relating to foreign currency changes on the present value of premium receivables denominated in a subsidiary's non-functional currency in addition to foreign exchange gains/(losses) on cash. Other includes various fees, primarily consent and waiver fees and in 2016, insurance recoveries on a partially cancelled asset-backed transaction which is consolidated as a VIE.
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
Income (loss) on variable interest entities was $(1.2) million and $2.5 million, respectively, for the three and six months ended June 30, 2017, compared to income (loss) of $9.0 million and ($18.2) million, respectively, for the three and six months ended June 30, 2016. Loss on variable interest entities for the three months ended June 30, 2017 included lower net asset values on certain VIEs reflecting higher estimated fair values on Ambac-insured long-term debt. Income on variable interest entities for the six months ended June 30, 2017 included higher net asset values on most VIEs reflecting lower market interest rates. Income (loss) on variable interest entities for the three and six months ended June 30, 2016 included higher net asset values on most VIEs reflecting lower market interest rates. For the six months ended June 30, 2016, these gains were more than offset by increases in the fair value of certain VIE long-term debt obligations that include significant projected financial guarantee claims. The fair value of VIE liabilities that include significant projected financial guarantee claims increase (decrease), resulting in mark-to-market losses (gains), as the market's perception of Ambac Assurance's credit quality improves (declines). Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the accounting for VIEs.
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
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of R&Ws. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided R&Ws with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting

| Ambac Financial Group, Inc. 68 2017 Second Quarter FORM 10-Q |

policies. Ambac has recorded R&W subrogation recoveries, net of reinsurance, of approximately $1.9 billion at June 30, 2017 and December 31, 2016. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information regarding the estimation process for R&W subrogation recoveries.
Losses and loss expenses for the three and six months ended June 30, 2017 were a loss of $66.1 million and $201.1 million, respectively, as compared to a benefit for the three and six months ended June 30, 2016 of $52.5 million and $157.8 million, respectively. The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
RMBS (1)	$(15.9)	$(164.1)	$(24.6)	$(314.4)
Domestic Public Finance	52.3	16.4	221.6	71.6
Student Loans	20.3	(11.3)	22.6	(88.7)
Ambac UK	(34.5)	61.6	(108.3)	88.2
All other credits	0.1	2.8	2.3	1.6
Interest on Deferred Amounts	43.8	42.1	87.5	83.9
Totals (2)	$66.1	$(52.5)	$201.1	$(157.8)

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain R&Ws within losses and loss expenses (benefit). The losses and loss expense (benefit) associated with changes in estimated representation and warranties was $8.4 and $22.2 for the three and six months ended June 30, 2017, respectively, and ($28.3) and ($48.6) for the three and six months ended June 30, 2016, respectively.

(2)	Includes loss expenses incurred of $15.8 and $34.1 for the three and six months ended June 30, 2017, respectively, and $18.1 and $19.8 for the three and six months ended June 30, 2016, respectively.
Losses and loss expenses (benefit) for the three and six months ended June 30, 2017 were driven by the following:

•
Higher projected losses in domestic public finance largely driven by negative development on insured Puerto Rico bonds for the three and six months ended June 30, 2017. In addition, the three months ended June 30, 2017 saw negative development in the Military Housing sector;

•	Interest on deferred amounts; partially offset by

•
Lower projected losses in the Ambac UK portfolio for the three and six months ended June 30, 2017 from activities executed by the Ballantyne trust that indirectly reduced future expected claims on the Ambac insured notes. Lower projected losses for the six months ended June 30, 2017 in the Ambac UK portfolio primarily is due to the confidential settlement of litigation brought by Ambac UK in the name of Ballantyne against JPMIM;

•
A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). Ambac recognized $11.8 million and $17.6 million in foreign exchange gains for the three and six months ended June 30, 2017, respectively.

Losses and loss expenses (benefit) for the three and six months ended June 30, 2016 were driven by the following:

•
Lower projected losses in the RMBS portfolio due to lower interest rates, improved deal performance, higher representation and warranty subrogation recoveries and a second quarter settlement of a non-representation and warranty dispute with regards to an Ambac insured RMBS transaction;

•	The positive impact of executed commutations on student loan policies; partially offset by

•	Higher projected losses in domestic public finance largely driven by negative development on insured Puerto Rico bonds;

•	Interest on deferred amounts;

•
Increased projected losses in the Ambac UK portfolio due to an increase in interest rates and foreign exchange losses of $38.2 million and $48.3 million for the three and six months ended June 30, 2016, respectively.

| Ambac Financial Group, Inc. 69 2017 Second Quarter FORM 10-Q |

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Claims recorded (1) (2)	$48.7	$82.5	$110.4	$231.4
Subrogation received (3)	(53.1)	(173.4)	(118.3)	(1,228.1)
Net Claims Recorded	$(4.4)	$(90.9)	$(7.9)	$(996.7)

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

(2)
Claims recorded includes claims paid (including commutation payments) of $37.5 and $105.1 for the three and six months ended June 30, 2017, respectively, and $63.7 and $196.4 for the three and six months ended June 30, 2016.

(3)
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

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides details of operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Compensation	$12.1	$16.4	$24.9	$31.9
Non-compensation	19.0	11.4	33.8	23.0
Gross operating expenses	31.1	27.8	58.7	54.8
Reinsurance commissions, net	—	0.2	0.3	1.2
Total operating expenses	$31.1	$28.0	$59.0	$56.0
Gross operating expenses for the three months ended June 30, 2017 were $31.1 million, an increase of $3.3 million from the three months ended June 30, 2016. The increase was due to the following:

•
Higher non-compensation costs primarily due to (i) $8.4 million of incremental legal, consulting and advisory fees in connection with the plan of exit from Rehabilitation by the Segregated Account, (ii) $1.1 million of incremental OCI legal, consulting and advisory fees primarily in connection with the plan of exit from Rehabilitation by the Segregated Account, partially offset by

•	Costs associated with stockholder activism of $2.6 million in the three months ended June 30, 2016, and

•	Lower compensation costs primarily related to reduced salaries, bonuses and post-employment costs as a result of reductions in headcount during 2016.
Gross operating expenses for the six months ended June 30, 2017 are $58.7 million, an increase of $3.9 million from the six months ended June 30, 2016. The increase was due to the following:

•
Higher non-compensation costs primarily due to (i) $11.0 million of incremental legal, consulting and advisory fees in connection with the plan of exit from Rehabilitation by the Segregated Account, (ii) $2.1 million of incremental OCI legal, consulting and advisory fees primarily in connection with the plan of exit from Rehabilitation by the Segregated Account and (iii) a $1.5 million increase of litigation contingencies, partially offset by

•	Costs associated with stockholder activism of $5.7 million in the six months ended June 30, 2016, and

•
Lower compensation costs primarily related to reduced salaries, bonuses, severance and post-employment costs as a result of reductions in headcount during 2016. Additionally, for 2017 a larger employee population is receiving a portion of their short-term incentive compensation in the form of equity in lieu of a cash bonus. Equity grants will be expensed when they are granted in 2018.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. Legal and consulting services provided for the benefit of OCI amounted to $2.3 million and $4.6 million during the three and six months ended June 30, 2017, respectively, compared to $1.2 million and $2.5 million for the three and six months ended June 30, 2016, respectively.

| Ambac Financial Group, Inc. 70 2017 Second Quarter FORM 10-Q |

Interest Expense. Interest expense includes accrued interest on investment agreements (repaid in the first quarter of 2017), secured borrowing notes outstanding and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Surplus notes	$27.1	$29.2	$57.4	$58.1
Investment agreements	—	0.2	0.2	0.3
Secured borrowing	1.1	1.3	2.2	2.7
Total interest expense	$28.2	$30.7	$59.8	$61.1
The decrease in interest expense on surplus notes for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily results from the impact of repurchases of surplus notes during the three and six months ended June 30, 2017 and reduced debt balances resulting from amortization of the secured borrowing notes outstanding. The decrease in interest expense was partially offset by the impact of applying the level yield method as the discount to the face value of the surplus note accretes over time.
Surplus note principal and interest payments require the approval of OCI. Annually from 2011 through 2017, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $318.0 million and $88.6 million, respectively, at June 30, 2017.
Provision for Income Taxes. The provision for income taxes for the three and six months ended June 30, 2017, was $6.9 million and $26.5 million, an increase of $3.7 million and an increase of $19.9 million compared to the provision for income taxes reported for three and six months ended June 30, 2016. The increase for the three and six months ended June 30, 2017 was primarily due to a provision for Ambac UK taxes of $6.6 million and $25.8 million for the three and six months ended June 30, 2017 compared to the provision for Ambac UK income taxes for three and six months ended June 30, 2016 of $3.0 million and $6.4 million, which was driven primarily by the Ballantyne litigation settlement, partly offset with the utilization of Ambac UK's remaining NOL during three and six months ended June 30, 2016.
At June 30, 2017 the Company had $4.0 billion of loss carryforwards consisting of $3.9 billion of U.S. Federal net ordinary operating loss carryforwards ($1.4 billion at Ambac Financial Group and $2.5 billion at Ambac Assurance) and $87.2 million of capital loss carryforwards at Ambac Assurance.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $139 million as of June 30, 2017 and expense sharing and other arrangements with Ambac Assurance. Ambac also has investments of $207 million in Ambac Assurance insured RMBS and surplus notes issued by Ambac Assurance and the Segregated Account, which, while less liquid than other investments, can be sold. Ambac also owns a subordinated owner trust certificate (the “Owner Trust Certificate”) that it received as part of a 2014 transaction whereby Ambac deposited $350 million face amount of a junior surplus note issued to it by the Segregated Account, plus accrued but unpaid interest thereon, into a statutory trust (the "Trust") in exchange for net proceeds of $224 million and the Owner Trust Certificate in the face amount of $75 million (current carrying value of $32.4 million). The Trust funded the cash portion of its purchase of the junior surplus note with proceeds of the private placement of $299.2 million face amount of senior secured notes (the "Notes") to third party investors. The Notes have a final maturity of August 28, 2039. Interest on the Notes accrues at 5.1% per annum and compounds annually on June 7th of each year up to and including the maturity date. Payments on the Notes will be made when and to the extent that the Segregated Account makes payments on the junior surplus note. The Notes must be paid in full before any payments will be made on the Owner Trust Certificate. The Notes and Owner Trust Certificate are non-recourse to Ambac, Ambac Assurance and the Segregated Account, but are collateralized by the junior surplus note. It is uncertain whether and to what extent Ambac will realize value from the Owner Trust Certificate.
Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016), Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain operating costs and expenses. Ambac received $100.1 million of tolling payments based on NOLs used by Ambac Assurance through December 31, 2016. For the six months ended June 30, 2017, Ambac Assurance has generated a taxable income of $18.6 million, which generates additional accrued Tolling Payments of $2,605 and, assuming Ambac Assurance's cumulative full year taxable income does not change, will be paid in 2018.

| Ambac Financial Group, Inc. 71 2017 Second Quarter FORM 10-Q |

It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and, therefore, cash and investments, payments under the Cost Allocation Agreement and future NOL tolling payments, if any, will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac, and the making of investments including securities issued or insured by Ambac Assurance and the Segregated Account. Securities issued or insured by Ambac Assurance and the Segregated Account are generally less liquid that investment grade and other traded investments. Contingencies could cause material liquidity strains.
Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses; claim, commutation and related expense payments on both insurance and credit derivative contracts; ceded reinsurance premiums; surplus note principal and interest payments (if approved by OCI); additional loans to affiliates and tax payments to Ambac, including tolling payments due under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. The level of claims paid by the Segregated Account is subject to the sole discretion of the Rehabilitator, subject to any required approval of the Rehabilitation Court.
Ambac Assurance manages its liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times.
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
In addition, as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016,

•
the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. The Segregated Account made, in aggregate, Supplemental Payments and Special Policy Payments in respect of permitted policy claims of $10.2 million and $36.4 million during the three and six months ended June 30, 2017, respectively and $23.1 million and $40.5 million during the three and six months ended June 30, 2016, respectively.

•
under the Segregated Account Rehabilitation Plan the unpaid balance of permitted policy claims ("Deferred Amounts") will accrue interest until such outstanding policy obligations are paid in full. Interest on the Deferred Amounts will accrue generally at an effective rate of 5.1%, compounded annually. The Segregated Account is responsible for unpaid accrued interest of $749.4 million through June 30, 2017.

On July 19, 2017, Ambac Assurance and Ambac entered into the Rehabilitation Exit Support Agreement with the Supporting Holders of surplus notes issued by Ambac Assurance and beneficial interests in Deferred Amounts of the Segregated Account with respect to a transaction which, subject to the conditions precedent set forth in the Rehabilitation Exit Support Agreement, and if consummated, would involve the Rehabilitation Exit Transactions. The exit of the Segregated Account from rehabilitation is subject to certain conditions, including approval by the Rehabilitation Court, and no assurance can be given that Ambac will ultimately be successful in meeting such conditions. The expected cash outflow from the Rehabilitation Exit Transactions, if executed, is currently estimated at approximately $1.3 billion. See Note 1. Background and Business Description for details regarding the Rehabilitation Exit Support Agreement, the Rehabilitation Exit Transactions, and the risks associated with the Rehabilitation Exit Transactions. (See also Part II, Item 1A. Risk Factors.)
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

| Ambac Financial Group, Inc. 72 2017 Second Quarter FORM 10-Q |

During the three and six months ended June 30, 2017, Ambac Assurance received total subrogation of $53.1 million and $118.3 million, net of reinsurance, primarily related to RMBS. During the three and six months ended June 30, 2016, Ambac Assurance received total subrogation of $173.4 million and $1,228.1 million, respectively, net of reinsurance, of which $99.1 million ($100.3 million gross of reinsurance) of subrogation recoveries during the three and six months ended June 30, 2016 related to the Countrywide Investor Settlement. Additionally, the six months ended June 30, 2016 includes the representation and warranty receipt from JP Morgan of $992.8 million ($995.0 million gross of reinsurance).
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
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $27.3 million as of June 30, 2017. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
Ambac Financial Services ("AFS") Liquidity. AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Additionally, AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. The principal uses of liquidity by AFS are payments on intercompany loans, payments under derivative contracts (primarily interest rate swaps and US Treasury futures), collateral posting and operating expenses. In June 2017, AFS received a $94.4 million capital contribution from Ambac Assurance that was used to commute the majority of its remaining interest rate swaps with financial guarantee customer counterparties effective June 27, 2017. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information related to the commutation. This swap commutation reduced, but does not eliminate, AFS's liquidity risk from potential early terminations of uncollateralized derivatives. Management believes that AFS’ short and long-term liquidity needs can be funded from intercompany loans from Ambac Assurance and receipts from derivative contracts.
While meaningful progress has been made in unwinding the AFS derivatives portfolio, liquidity risk exists in the derivative portfolios due to contract provisions which may require collateral posting, daily settlements or early termination of contracts. AFS borrows cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from OCI.
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Six Months Ended June 30,
($ in million)	2017	2016
Cash provided by (used in):
Operating activities	$(161.0)	$874.0
Investing activities	295.5	(832.8)
Financing activities	(170.1)	(52.8)
Foreign exchange impact on cash and cash equivalents	(1.2)	(1.2)
Net cash flow	$(36.8)	$(12.7)
Operating activities
The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, investment coupon receipts, RMBS subrogation recoveries and claim and reinsurance recoveries. The principal uses of Ambac's liquidity are the payment of operating and loss expenses, claim and commutation payments, ceded reinsurance premiums, interest on surplus notes and secured borrowings, interest rate swap settlements and tax payments. The following represents the significant cash activities during the six months ended June 30, 2017 and 2016:

•	During the six months ended June 30, 2017, Ambac made payments of $94.4 million to commute interest rate swaps with a special purpose entity, Augusta Funding Limited IV;

•
During the six months ended June 30, 2017, Ambac made payments of $104.7 million to extinguish (on a consolidated basis) principal and interest of surplus notes of Ambac Assurance and the Segregated Account of Ambac Assurance and settled certain residual

| Ambac Financial Group, Inc. 73 2017 Second Quarter FORM 10-Q |

obligations related to previously called surplus notes ($69.5 million principal and $35.2 million interest). The interest amount reduces operating cash flows and the principal reduced financing cash flows; and

•
During the six months ended June 30, 2017, Ambac had net loss and loss expenses paid of $13.6 million compared to net loss and loss expenses recovered of $1,012.0 million, for the six months ended June 30, 2016. Included in the recoveries for the six months ended June 30, 2016 were the representation and warranty receipt from JP Morgan of $992.8 million and $99.1 million of subrogation recoveries related to the Countrywide Investor Settlement. Excluding subrogation receipts, loss and loss expenses paid, including commutation payments, were $126.1 and $216.2 million for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016 tax payments amounted to $16.0 million and $7.7 million, respectively.

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
Financing Activities
Financing activities for the six months ended June 30, 2017 primarily included repayments of a secured borrowing of $16.9 million, payment for investment agreements of $82.4 million and payments for the extinguishment of surplus notes of $69.5 million, compared to repayments of a secured borrowing of $13.6 million, payment for investment agreements of $18.0 million and payments for the extinguishment of surplus notes of $19.6 million for the six months ended June 30, 2016. Future payments of surplus notes, including interest thereon, as required by the Rehabilitator will have adverse consequences to Ambac's future cash flows.
Credit Ratings and Collateral.
Ambac Financial Services, LLC (“AFS”) provides interest rate swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $117.9 million (cash and securities collateral of $53.0 million and $64.9 million, respectively), including independent amounts, under these contracts at June 30, 2017.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets increased by approximately $370 million from December 31, 2016 to $23,005 million at June 30, 2017, primarily due to higher variable interest entity assets as a result of lower credit spreads, partially offset by (i) consideration paid for Ambac's extinguishment of all Segregated Account surplus notes and a portion of Ambac Assurance surplus notes during the quarter (cash and investments); (ii) amortization of the insurance intangible asset during the period, (iii) payment of $94 million in connection with interest rate swap commutations and (iv) application of $71 million of collateral receivable included in other assets as of December 31, 2016 as a reduction to derivative liabilities under new rules by our central clearing party effective January 3, 2017 governing the character of variation margin. Under the new rules, variation margin payments are considered settlements of the associated derivative balance and accordingly were removed from other assets and recoded as a reduction to derivative liabilities. Refer to Note 9. Derivative Instruments in this Form 10-Q located in Part 1. Item 1 of this Form 10-Q for further information on the rule change.
Total liabilities increased by approximately $410 million from December 31, 2016 to $21,067 million as of June 30, 2017, primarily as a result of (i) higher variable interest entity liabilities as a result of lower credit spreads, and (ii) higher loss and loss expense reserves, partially offset by (i) the maturity of the last remaining investment agreement, (ii) reductions to derivative liabilities of $145 million related to the terminated interest rate swaps and $71 million associated with the characterization of variation margin as noted above, and (iv) reductions to long-term debt as a result of the extinguishment of surplus notes.
As of June 30, 2017 total stockholders’ equity was $1,938 million, compared with total stockholders’ equity of $1,978 million at December 31, 2016. This decrease was primarily driven by Other Comprehensive Income during the period. Other Comprehensive Loss during 2017 was driven by a net loss during the period partially offset by unrealized gains on investment securities and translation gains related to Ambac's foreign subsidiaries.

| Ambac Financial Group, Inc. 74 2017 Second Quarter FORM 10-Q |

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
Ambac Financial Group, Inc.'s non-VIE investment portfolio's primary objective is to preserve capital for strategic uses while maximizing income, including investments in securities issued by or guaranteed by Ambac Assurance or the Segregated Account.
Refer to Note 8. Investments to the Unaudited Financial Statements included in Part 1, Item 1 in this Form 10-Q for information about Ambac's consolidated non-VIE investment portfolio.

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at June 30, 2017 and December 31, 2016:

($ in millions)	June 30, 2017	December 31, 2016
Fixed income securities	$5,318.2	$5,554.2
Short-term	504.0	430.8
Other investments	452.1	450.3
Fixed income securities pledged as collateral	64.9	64.9
Total investments (1)	$6,339.2	$6,500.2

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £180.2 ($234.5) and €37.8 ($43.2) as of June 30, 2017 and £167.8 ($206.7) and €23.5 ($24.7) as of December 31, 2016.
Ambac invests in various asset classes in its fixed income securities portfolio, including securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). Refer to Note 8. Investments to the Unaudited Financial Statements included in Part 1, Item 1 in this Form 10-Q for information about insured securities by guarantor and asset class.

The following table represents the fair value of mortgage and asset-backed securities at June 30, 2017 and December 31, 2016 by classification:

($ in millions)	June 30, 2017	December 31, 2016
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$1,032.4	$1,044.3
RMBS—Second Lien	874.0	910.4
RMBS—First Lien—Sub Prime	393.1	396.9
Total residential mortgage-backed securities	2,299.5	2,351.6
Other asset-backed securities
Military Housing	232.9	236.6
Student Loans	151.4	151.4
Structured Insurance	138.9	118.8
Credit Cards	84.1	164.1
Auto	52.8	137.8
Other	0.2	20.1
Total other asset-backed securities	660.3	828.8
Total (1)	$2,959.8	$3,180.4

| Ambac Financial Group, Inc. 75 2017 Second Quarter FORM 10-Q |

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK for both periods presented. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is C and B- as of June 30, 2017, and CC and BB- as of December 31, 2016, respectively. The ratings on insured securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating.
The following charts provide the ratings (1) distribution of the fixed income investment portfolio based on fair value at June 30, 2017 and December 31, 2016:

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 53% and 45% of the 2017 and 2016 combined portfolio, respectively.
Premium Receivables. Ambac either received premium upfront at time of issuance of the insurance policy (typical of public finance obligations) or in installments (typical of structured finance obligations). For installment premium transactions, a premium receivable asset is established equal to the (i) present value of future contractual premiums due or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction. Ambac's premium receivables decreased to $653 million at June 30, 2017 from $661 million at December 31, 2016. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts and adjustments for changes in expected and contractual cash flows, partially offset by the impact of currency exchange rates on non-US denominated future premiums, accretion of premium receivable discount and changes to uncollectible premiums.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. Dollars
U.S. Dollars		$423.4	$423.4
British Pounds		£148.3	193.0
Euros		€31.4	35.8
Australian Dollars	A$	1.2	0.9
Total			$653.2
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $125.0 million from its reinsurers at June 30, 2017.  These collateral amounts are in excess of Ambac’s reinsurance recoverable on paid and unpaid losses for the related reinsurer. As of June 30, 2017

| Ambac Financial Group, Inc. 76 2017 Second Quarter FORM 10-Q |

and December 31, 2016, reinsurance recoverable on paid and unpaid losses were $46.5 million and $30.4 million, respectively. The increase was primarily due to adverse loss development within Public Finance.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of June 30, 2017 and December 31, 2016, the gross carrying value of the insurance intangible asset was $1,562 million and $1,534 million, respectively. Accumulated amortization of the insurance intangible asset was $649 million and $572 million as of June 30, 2017 and December 31, 2016, respectively, resulting in a net insurance intangible asset of $912 million and $962 million, respectively. The variance in the gross insurance intangible asset is solely impacted by translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative liabilities decreased from $319 million at December 31, 2016 to $92 million as of June 30, 2017. The decrease results primarily from the commutation of certain interest rate swaps with a liability fair value of $145 million at December 31, 2016 and the characterization of variation payments on centrally cleared derivatives as settlements of the associated derivative balances resulting from central clearing party rule changes that were effective January 3, 2017. The amount of variation margin included within "Other assets" on the Consolidated Balance Sheet as of December 31, 2016 that was reclassified as a reduction to derivative liabilities under the new CCP rules effective January 3, 2017 is $71 million. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $1.4 million at June 30, 2017 and $46.9 million at December 31, 2016 to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of June 30, 2017 is a function of the lower gross value of the associated derivative liabilities relative to December 31, 2016, as a result of contract terminations.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expense reserves include the unpaid portion of interest accrued on Deferred Amounts established pursuant to the amended Segregated Account Rehabilitation Plan. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of June 30, 2017 and December 31, 2016 were $3,923 million and $3,696 million, respectively.
Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)
June 30, 2017:
Loss and loss expense reserves	$2,418	$600	$2,869	$(1,158)	$(147)	$4,582
Subrogation recoverable	582	149	41	(1,431)	—	(659)
Totals	$3,000	$749	$2,910	$(2,589)	$(147)	$3,923

December 31, 2016:
Loss and loss expense reserves	$2,411	$530	$2,681	$(1,098)	$(143)	$4,381
Subrogation recoverable	583	132	68	(1,468)	—	(685)
Totals	$2,994	$662	$2,749	$(2,566)	$(143)	$3,696

(1)	Present value of future recoveries include R&W subrogation recoveries of $1,884 and $1,907 at June 30, 2017 and December 31, 2016, respectively.

(2)	Includes Euro denominated gross loss and loss expense reserves. US dollar equivalents of such reserves were $20 (€18) and $21 (€20) at June 30, 2017 and December 31, 2016, respectively.
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

| Ambac Financial Group, Inc. 77 2017 Second Quarter FORM 10-Q |

The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at June 30, 2017 and December 31, 2016:

	Gross Par Outstanding (1)(2)	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims	Accrued Interest	Claims and Loss Expenses	Recoveries
June 30, 2017:
RMBS	$6,157	$2,987	$746	$1,001	$(2,232)	$(26)	$2,476
Domestic Public Finance	4,620	13	3	1,103	(302)	(77)	740
Student Loans	714	—	—	362	(42)	(13)	307
Ambac UK	939	—	—	328	(13)	(19)	296
All other credits	659	—	—	28	—	(12)	16
Loss expenses	—	—	—	88	—	—	88
Totals	$13,089	$3,000	$749	$2,910	$(2,589)	$(147)	$3,923

December 31, 2016:
RMBS	$6,756	$2,982	$660	$1,073	$(2,295)	$(26)	$2,394
Domestic Public Finance	4,410	12	2	822	(216)	(73)	547
Student Loans	728	—	—	337	(45)	(13)	279
Ambac UK (4)	939	—	—	416	(10)	(18)	388
All other credits	567	—	—	26	—	(13)	13
Loss expenses	—	—	—	75	—	—	75
Totals	$13,400	$2,994	$662	$2,749	$(2,566)	$(143)	$3,696

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $674 and $47, respectively, at June 30, 2017 and $607 and $31, respectively at December 31, 2016. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

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
The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before representation and warranty subrogation recoveries, and gross loss reserves net of representation and warranty subrogation recoveries for all RMBS exposures for which Ambac established reserves at June 30, 2017 and December 31, 2016:

| Ambac Financial Group, Inc. 78 2017 Second Quarter FORM 10-Q |

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
June 30, 2017:
Second-lien	$1,083	$709	$—	$709
First-lien Mid-prime	2,043	1,920	—	1,920
First-lien Sub-prime	1,118	228	—	228
Other	150	142	—	142
Total Credits Without Subrogation	4,394	2,999	—	2,999
Second-lien	907	711	(1,315)	(604)
First-lien Mid-prime	66	100	(79)	21
First-lien Sub-prime	790	550	(490)	60
Total Credits With Subrogation	1,763	1,361	(1,884)	(523)
Total	$6,157	$4,360	$(1,884)	$2,476

December 31, 2016:
Second-lien	$1,169	$679	$—	$679
First-lien-Mid-prime	2,226	1,901	—	1,901
First-lien-Sub-prime	1,194	231	—	231
Other	201	138	—	138
Total Credits Without Subrogation	4,790	2,949	—	2,949
Second-lien	1,045	705	(1,333)	(628)
First-lien Mid-prime	72	97	(79)	18
First-lien Sub-prime	849	550	(495)	55
Total Credits With Subrogation	1,966	1,352	(1,907)	(555)
Total	$6,756	$4,301	$(1,907)	$2,394
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The increase in public finance gross loss reserves at June 30, 2017 as compared to December 31, 2016 were primarily related to adverse developments in Puerto Rico in addition to military housing. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	June 30, 2017		December 31, 2016
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$2,046	$543	$2,114	$395
General obligation	1,494	99	1,422	78
Transportation revenue	495	64	516	62
Housing	451	28	179	9
Other	135	6	179	3
Total	$4,620	$740	$4,410	$547

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
It is possible that our estimated future loss assumptions for insurance policies discussed above could be understated. We have attempted to identify possible cash flows using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2017 and assumes an inability

| Ambac Financial Group, Inc. 79 2017 Second Quarter FORM 10-Q |

to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have worst case outcomes in all cases, it is possible we could have worst case outcomes in some or even many cases.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward are not unlikely if we used a different model or methodology to project losses. We regularly assess models and methodologies and may change our approaches and/or model. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,884 million as of June 30, 2017 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at June 30, 2017 could be approximately $80 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $2 billion.
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
In April 2016, the Commonwealth enacted into law an emergency moratorium, known as "Act 21," on debt payments of the Commonwealth and its instrumentalities. Beginning in April 2016, and culminating on June 30, 2016, former Governor García-Padilla issued executive orders under Act 21 declaring states of emergency at HTA, PRIFA, PRCCDA, and other Puerto Rico instrumentalities through January 31, 2017, and suspending payment obligations on bonds issued by those entities, including bonds insured by Ambac Assurance. Subsequent to the implementation of the moratorium, the Commonwealth defaulted on a significant amount of debt, including certain Puerto Rico bonds insured by Ambac Assurance. On January 29, 2017, current Governor Rosselló enacted Act 5 of 2017, known as the Puerto Financial Emergency and Fiscal Responsibility Act of 2017 ("Act 5") which, among other things, established that the executive orders under Act 21 shall continue in full force and effect until amended, rescinded or superseded. Act 5 also established an emergency period during which certain financial emergency powers were granted to the Governor. Purported financial emergency powers include the power to issue executive orders to establish the priority rules for the disbursement of public funds when a fiscal year’s resources are insufficient to cover that fiscal year’s appropriations; and the power to take any and all actions that the Governor deems reasonable and necessary to preserve the ability of the Commonwealth or any of its instrumentalities to continue providing essential services to its residents. Act 5 also establishes that during an emergency period the Governor shall pay debt service to the extent possible after all essential services of the Commonwealth have been provided for. The emergency period was originally set to expire

| Ambac Financial Group, Inc. 80 2017 Second Quarter FORM 10-Q |

on May 1, 2017.  It was later extended to August 1, 2017 via Executive Order 2017-31 and more recently extended until December 31, 2017 by Act 46, which was enacted on July 19, 2017.
As a result of the distressed situation in Puerto Rico coupled with the payment moratorium on debt payments of the Commonwealth and certain provisions under PROMESA, the potential for a restructuring of debt insured by Ambac Assurance, either with or without its consent, and the possibility of protracted litigation as a result of which its rights may be materially impaired, losses may exceed current reserves in a material manner. See "Note 1. Background and Business Description - Puerto Rico" for further details on the legal, economic, and fiscal developments that have impacted or may impact Ambac Assurance’s insured Puerto Rico bonds, including implied debt service discounts under both the Commonwealth’s Fiscal and Economic Growth Plan certified by the Oversight Board on March 13, 2017 (“FEGP”), and the Commonwealth’s April 28, 2017 restructuring proposal. In the current Title III process, should court-approved plans of adjustment for the Commonwealth, COFINA, and PRHTA, as well as any other issuers of Ambac-insured debt that are subsequently filed for Title III protection, be based on the certified FEGP from March 13, 2017, the Fiscal Plan Compliance Act being upheld, or Ambac receiving unfavorable judgments on the litigation to which it is a party, Ambac’s and its financial condition could be materially adversely affected. It is also possible that outcomes may be worse than forecast under the certified FEGP or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise.
For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at June 30, 2017, the possible increase in loss reserves could be approximately $1.6 billion. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions of the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at June 30, 2017, the possible increase in loss reserves could be approximately $200 million.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes such as litigation, depending upon the nature of the exposure. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $300 million greater than the loss reserves at June 30, 2017.
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
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $954.2 million and $1,382.1 million at June 30, 2017, respectively, as compared to $976.5 million and $1,368.3 million at December 31, 2016, respectively.
The Segregated Account’s statutory policyholder surplus amount was $378.8 million and $381.3 million as of June 30, 2017 and December 31, 2016, respectively. The Segregated Account's decrease in policyholder surplus was primarily due to a reduction in junior surplus notes as a result

| Ambac Financial Group, Inc. 81 2017 Second Quarter FORM 10-Q |

of rent payments made by Ambac Assurance during the six months ended June 30, 2017. The junior surplus notes reduce as rent payments are made by Ambac Assurance; $1.9 million occurred during 2017.
Ambac Assurance’s statutory policyholder surplus includes $372.1 million of junior surplus notes issued by the Segregated Account. The junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations that have claims on the resources of Ambac Assurance and the Segregated Account which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development (inclusive of policies allocated to the Segregated Account), (ii) approval by OCI of interest payments on surplus notes issued by Ambac Assurance or the Segregated Account, (iii) approval by OCI of principal or interest payments on junior surplus notes issued by the Segregated Account, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, (xi) execution of the Rehabilitation Exit Transactions, and (xii) future changes to prescribed SAP practices by the OCI.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £218.8 million at June 30, 2017 as compared to £157.9 million at December 31, 2016. Ambac UK’s improvement in shareholders’ funds was primarily due to net income arising from the receipt of premiums, investment return in the period and reduction in loss provisions, including amounts associated with Ballantyne's litigation settlement in April 2017. At June 30, 2017, the carrying value of cash and investments was £450.9 million, a decrease from £460.4 million at December 31, 2016. The decrease in cash and investments is due to loss expense and tax payments in the period offset by the continued receipt of premiums, investment coupons from Ambac UK's investment portfolio and increases in the value of investments in pooled funds.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of capital resources, regulatory capital requirements and regulatory capital deficits under Solvency II as at March 31, 2017 represents the most recent available data for these three items. The calculation of capital resources, regulatory capital requirements and regulatory capital deficit of Ambac UK as at June 30, 2017 will be finalized on August 18, 2017 and will be published on Ambac's website shortly thereafter.
Capital resources under Solvency II were a deficit of £15.0 million at March 31, 2017, an improvement from a deficit of $67.1 million at December 31, 2016. The deficits at March 31, 2017 and December 31, 2016 are in comparison to regulatory capital requirements of £340.9 million and £334.9 million, respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £355.9 million at March 31, 2017 and £402.0 million at December 31, 2016. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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
Adjusted Earnings (Loss). Adjusted Earnings (Loss) is defined as net income (loss) attributable to common stockholders, as reported under GAAP, adjusted on an after-tax basis for the following:

| Ambac Financial Group, Inc. 82 2017 Second Quarter FORM 10-Q |

•
Non-credit impairment fair value (gain) loss on credit derivatives: Elimination of the non-credit impairment fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated credit losses. Such fair value adjustments are affected by, and in part fluctuate with, changes in market factors such as interest rates and credit spreads, including the market’s perception of Ambac’s credit risk (“Ambac CVA”), and are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee contracts to be accounted for consistent with the Financial Services – Insurance Topic of ASC, whether or not they are subject to derivative accounting rules.

•
Insurance intangible amortization: Elimination of the amortization of the financial guarantee insurance intangible asset that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. This adjustment ensures that all financial guarantee contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC.

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

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a total dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended June 30,
	2017		2016
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$7.1	$0.16	$58.6	$1.29
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(4.6)	(0.10)	(3.7)	(0.08)
Insurance intangible amortization	33.5	0.73	39.0	0.86
Foreign exchange (gains) losses	(8.5)	(0.19)	33.9	0.75
Fair value (gain) loss on interest rate derivatives from Ambac CVA	42.9	0.94	(6.8)	(0.15)
Adjusted earnings (loss)	$70.4	$1.54	$121.1	$2.67

	Six Months Ended June 30,
	2017		2016
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(118.3)	$(2.61)	$68.1	$1.50
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(2.9)	(0.06)	(5.0)	(0.11)
Insurance intangible amortization	71.0	1.57	89.9	1.98
Foreign exchange (gain) loss	(15.5)	(0.34)	41.3	0.91
Fair value (gain) loss on derivative products from Ambac CVA	44.9	0.98	(10.6)	(0.23)
Adjusted earnings (loss)	$(20.8)	$(0.46)	$183.7	$4.05
Net income (loss) effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. Included within Net income (loss) attributable to common stockholders of these consolidated VIEs was $2.5 million and $(18.2) million for the six months ended June 30, 2017 and 2016, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services - Insurance Topic of the ASC, the impact would have been $5.6 million and $131.4 million for the six months ended June 30, 2017 and 2016, respectively. The net change of these different accounting bases (including per share amounts) was $3.2 million ($0.07 per diluted share) and $149.6 million ($3.30 per diluted share), for the six months ended June 30, 2017 and 2016, respectively.
This is supplemental information only and is not a component of Adjusted Earnings.
Adjusted Book Value. Adjusted Book Value is defined as Total Ambac Financial Group, Inc. stockholders’ equity as reported under GAAP, adjusted for after-tax impact of the following:

| Ambac Financial Group, Inc. 83 2017 Second Quarter FORM 10-Q |

•
Non-credit impairment fair value losses on credit derivatives: Elimination of the non-credit impairment fair value loss on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit loss. GAAP fair values are affected by, and in part fluctuate with, changes in market factors such as interest rates, credit spreads, including Ambac’s CVA that are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee contracts to be accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC, whether or not they are subject to derivative accounting rules.

•
Insurance intangible asset: Elimination of the financial guarantee insurance intangible asset that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. This adjustment ensures that all financial guarantee contracts are accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC.

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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	June 30, 2017		December 31, 2016
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,674.1	$37.00	$1,713.9	$37.94
Adjustments:
Non-credit impairment fair value losses on credit derivatives	8.6	0.19	11.4	0.25
Insurance intangible asset	(912.2)	(20.16)	(962.1)	(21.30)
Ambac CVA on interest rate derivative liabilities	—	—	(44.9)	(0.99)
Net unearned premiums and fees in excess of expected losses	665.0	14.70	732.2	16.21
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(152.8)	(3.38)	(118.9)	(2.63)
Adjusted book value	$1,282.7	$28.35	$1,331.7	$29.48
Stockholders' equity effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. The impact on Total Ambac Financial Group, Inc. stockholders' equity of these consolidated VIEs was $127.6 million and $132.4 million at June 30, 2017 and December 31, 2016, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services Insurance Topic of the ASC, the impact would have been $131.6 million and $139.2 million at June 30, 2017 and December 31, 2016, respectively. The net change of these different accounting bases (including per share amounts) was $4.0 million ($0.09 per share) and $6.7 million ($0.15 per share) at June 30, 2017 and December 31, 2016, respectively. This is supplemental information only and is not a component of Adjusted Book Value.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value decrease from December 31, 2016 to June 30, 2017 was primarily driven by Adjusted earnings and changes to foreign currency rates on future premium receipts.

| Ambac Financial Group, Inc. 84 2017 Second Quarter FORM 10-Q |

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. There have been no material changes to our exposure to these risks from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2016, other than described below. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers are responsible for developing and applying methods to measure risk. Ambac utilizes various systems, models and sensitivity scenarios to monitor and manage market risk. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Financial instruments of VIEs that are consolidated as a result of Ambac's financial guarantees are excluded from the market risk measures below.
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac have interest rate risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the interest rate sensitivity table below. Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio (which produce net fair value losses as rates increase) and long-term debt and the interest rate derivatives portfolio (which produce net fair value gains as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
The interest rate derivatives portfolio is managed as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). As a result of the commutation of certain financial guarantee customer swaps in June 2017, the macro-hedge encompasses the entire interest rate derivatives portfolio as of June 30, 2017. The interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.8 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at June 30, 2017.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) on these financial instruments, assuming immediate changes in interest rates at specified levels at June 30, 2017:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$124	$86	$45	$—	$(52)	$(103)
Estimated net fair value	1,672	1,634	1,593	1,548	1,496	1,445

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of June 30, 2017, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The following table summarizes the estimated change in fair values on Ambac’s net derivative liabilities assuming immediate parallel shifts in reference obligation credit spreads related to written credit derivatives and counterparty credit spreads related to uncollateralized interest rate derivatives at June 30, 2017. It is more likely that actual changes in credit spreads will vary by obligor:

	Change in Obligor Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(27)	$(5)	$—	$7	$22
Estimated fair value	(40)	(18)	(13)	(6)	9
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $1.4 million reduction to the credit derivatives liability as of June 30, 2017. At June 30, 2017 the credit valuation adjustment resulted in a 13.3% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7. Fair Value Measurements

| Ambac Financial Group, Inc. 85 2017 Second Quarter FORM 10-Q |

to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on measurement of the credit valuation adjustment.
The fair value of interest rate derivatives may also be affected by changes to the credit valuation adjustment attributable to the risk of Ambac non-performance. Generally, the need for an Ambac credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. As a result of the commutation of certain such derivatives in June 2017, there are no significant uncollateralized interest rate derivative liabilities as of June 30, 2017. Therefore, Ambac’s credit valuation adjustment included in the fair value of interest rate swaps was $0.0 million as of June 30, 2017.
The following table summarizes the estimated change in fair values on Ambac's net derivative liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at June 30, 2017:

	Change in Ambac Credit Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$1	$—	$—	$—	$(1)
Estimated fair value	(12)	(13)	(13)	(13)	(14)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across holdings other than Ambac guaranteed securities at June 30, 2017. It is more likely that actual changes in credit spreads will vary by security:

	Change in Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing (1)	250 basis point narrowing (1)
Estimated change in fair value	$(234)	$(50)	$—	$51	$139
Estimated fair value	2,689	2,873	2,923	2,974	3,062

(1)	Incorporates a credit spread floor of 0 basis points.
Foreign Currency Risk
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling, euros and Australian dollars. These financial instruments are primarily invested assets of Ambac UK and credit derivative contracts. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in spot foreign exchange rates to U.S. dollars as of June 30, 2017.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(55)	$(27)	$27	$55
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
Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

| Ambac Financial Group, Inc. 86 2017 Second Quarter FORM 10-Q |

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
We insure obligations of several issuers that have filed for bankruptcy protection under Chapter 9 or, in the case of Puerto Rico, Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). The consequences of such proceedings for creditors remain uncertain. For example, the treatment of general obligation debt in relation to other obligations remains in flux, with Detroit's 2014 precedent unfavorable for debt creditors. If issuers succeed in materially adjusting their obligations to bondholders and financial guarantors, other issuers may be encouraged to default or file for Chapter 9 or similar legal protection and seek adjustments to their debts. These events could materially increase losses in Ambac’s insured portfolio of municipal credits.
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
We have over $2 billion of net par exposure to the Commonwealth of Puerto Rico, including its authorities and public corporations. Components of Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bond. The Commonwealth has previously announced that it cannot meet its obligations and that it intends to impair some or all of its creditors. Due to the activation of the "Priority Debt Provision" in late 2015, certain revenues pledged for the repayment of debt issued by Puerto Rico Infrastructure Financing Authority (“PRIFA”), Puerto Rico Highways and Transportation Authority (“PRHTA”) and Puerto Rico Convention Center District Authority (“PRCCDA”) were diverted by the Commonwealth and not applied to debt service on PRIFA, PRHTA and PRCCDA debt obligations. On June 30, 2016, Gov. García-Padilla signed executive orders suspending payments on General Obligation debt and other debt under Law 21, the Emergency Moratorium and Financial Rehabilitation Act (enacted April 6, 2016). On January 29, 2017, current Governor Rosselló enacted Act 5 of 2017 known as the Puerto Rico Financial Emergency and Fiscal Responsibility Act of 2017 (“Act 5”) which, among other things, established an emergency period and also that the executive orders under Act 21 shall continue in full force and effect until amended, rescinded or superseded . The emergency period was originally set to expire on May 1, 2017.  It was later extended to August 1, 2017 via Executive Order 2017-31 and more recently extended until December 31, 2017 by Act 46, which was enacted on July 19, 2017.
The Commonwealth has proposed to restructure and renegotiate its obligations and those of certain of its instrumentalities. It adopted a Fiscal and Economic Growth Plan, certified by the Oversight Board created under PROMESA on March 13, 2017, that implies significant discounts to all debt service due to be paid by the Commonwealth and its instrumentalities and, on April 28, 2017, the Fiscal Agency and Financial Advisory Authority of Puerto Rico released a restructuring proposal that also includes significant discounts to debt service to be paid on Ambac-insured credits. In addition, the Oversight Board commenced a PROMESA Title III proceeding for the Commonwealth of Puerto Rico on May 3, 2017 and for COFINA on May 5, 2017. Subsequently, the Oversight Board commenced a Title III proceeding for the Employees Retirement System

| Ambac Financial Group, Inc. 87 2017 Second Quarter FORM 10-Q |

and PRHTA on May 21, 2017, and for the Puerto Rico Electric Power Authority on July 2, 2017. It is currently unclear which additional Commonwealth entities and instrumentalities, if any, will pursue a plan of adjustment of their debts under Title III or continue to pursue consensual debt restructuring pursuant to Title VI of PROMESA. See "Note 1. Background and Business Description - Puerto Rico" for more information on these developments. Given the numerous uncertainties existing with respect to the restructuring process and relevant litigations, no assurance can be given that debt service discounts will not be severe and cause Ambac to experience losses materially exceeding current reserves. These and other long term financial planning, restructuring solutions and associated legislation, budgets and/or public policy could be proposed or adopted that could significantly impair our exposures, including by failing to recognize or properly differentiate legal structures and protections applicable to such exposures, such that losses may exceed our current reserves by a material amount and our loss reserves would need to be increased. In particular, in a Title III process, should court-approved plans of adjustment for the Commonwealth, COFINA or any other issuers of Ambac-insured debt that file for Title III protection be based on the certified FEGP from March 13, 2017, the Fiscal Plan Compliance Act be upheld, or Ambac receive unfavorable judgments in the litigations to which it is a party, Ambac’s financial condition could be materially adversely affected. It is also possible that outcomes may be worse than forecast under the certified FEGP or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise. Even a negotiated restructuring to which Ambac agrees as part of a Title VI or other process may involve material losses in excess of current reserves.
Litigation affecting the legal protections on which Ambac Assurance and its insured exposures rely is likely to intensify which, if decided adversely to Ambac Assurance, may materially increase our risk of loss. On October 7, 2016, certain holders of Puerto Rico’s GO bonds requested leave of court to file an amended complaint that, among other things, challenges the structure of the Puerto Rico Sales Tax Financing Corporations ("COFINA") and seeks injunctive relief requiring the sales and use tax proceeds securing the bonds issued by COFINA to be transferred to the Commonwealth treasury for payment of GO bonds. (See discussion of Lex Claims, LLC et al. v. Alejandro García--Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374) in Note 11. Commitments and Contingencies). If successful, the GO plaintiffs’ challenge against COFINA, and any similar claims that could be asserted by other plaintiffs in the future, could have a material adverse impact on Ambac’s liquidity, loss reserves and capital resources. Similarly, the Commonwealth defendants in Ambac's litigation concerning PRHTA have challenged the existence and/or enforceability of Ambac's and other PRHTA creditors' liens on certain revenues pledged to secure PRHTA's bonds. The resolution of claims brought in these and other litigations relating to Ambac's Puerto Rico exposures (as described in Note 11. Commitments and Contingencies), and any other cases brought as part of Title III proceedings or otherwise (whether by Ambac Assurance or other parties), may have a material effect on Ambac’s financial condition and results of operation.
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
While Ambac and Ambac Assurance have entered into a Rehabilitation Exit Support Agreement as part of a plan to resolve the rehabilitation of the Segregated Account, there can be no assurance that the rehabilitation of the Segregated Account will be successfully concluded.
On July 19, 2017, Ambac, Ambac Assurance and a number of holders of surplus notes of Ambac Assurance and beneficial interests in Deferred Amounts of the Segregated Account entered into a Rehabilitation Exit Support Agreement contemplating a series of transactions that would, assuming the satisfaction of various conditions, lead to the conclusion of the Segregated Account Rehabilitation Proceedings. On July 19, 2017, the Rehabilitator announced his support for such transactions and indicated that he intended to file with the Rehabilitation Court a plan for the exit of the Segregated Account from rehabilitation.
Execution of a plan to conclude the Segregated Account Rehabilitation Proceedings is subject to various conditions and uncertainties. The parties to the Rehabilitation Exit Support Agreement may terminate the agreement if certain events relative to the conclusion of the rehabilitation do not occur within agreed time periods, or if the Rehabilitator seeks an order or other relief from the Rehabilitation Court, or the Rehabilitation Court issues an order or grants relief, that is inconsistent in any material respect with the transactions contemplated by the Rehabilitation Exit Support Agreement. The Rehabilitation Exit Support Agreement may also be terminated if there is a material breach of the agreement by a party thereto. We can provide no assurance that any of these termination events will not arise. Upon termination of the Rehabilitation Exit Support Agreement, the Rehabilitator may abandon pursuit of a plan for the exit of the Segregated Account from rehabilitation or may pursue a plan with different terms or features than those contemplated by the Rehabilitation Exit Support Agreement.
The conclusion of the Segregated Account Rehabilitation Proceedings will require the approval of the Rehabilitation Court, which may not be obtained. Even if the Rehabilitation Exit Support Agreement remains in effect and the Rehabilitator is pursuing a plan for the exit of the Segregated Account from rehabilitation that is consistent with the Rehabilitation Exit Support Agreement, the Rehabilitation Court may determine that such plan does not meet the legal requirements for the rehabilitation proceedings to be concluded. The failure to obtain court approval would create significant uncertainty with respect to whether or when the Segregated Account Rehabilitation Proceedings could be concluded in the near term or at all.
For the Rehabilitator to continue to support the transactions contemplated by the Rehabilitation Exit Support Agreement and pursue a plan for the Segregated Account to exit rehabilitation based on such agreement, the Rehabilitator will need to be satisfied that Ambac Assurance will

| Ambac Financial Group, Inc. 88 2017 Second Quarter FORM 10-Q |

have sufficient capital and claims-paying resources to effect such transactions and to meet its obligations after the Segregated Account Rehabilitation Proceedings have been terminated. That determination will, in part, be made based on whether Ambac Assurance is successful in closing the Tier 2 Note issuance. We can provide no assurance that Ambac Assurance will be able to close the Tier 2 Note issuance or will not suffer losses or fail to mitigate or remediate losses or achieve recoveries or investment objectives such that the Rehabilitator abandons pursuit of a plan for the exit of the Segregated Account from rehabilitation or decides to pursue a plan with different terms or features than those contemplated by the Rehabilitation Exit Support Agreement.
It is contemplated that the effectiveness of a plan for the exit of the Segregated Account from rehabilitation will be conditioned upon the consummation of certain exchange offers involving Ambac Assurance’s surplus notes. Such exchange offers will require a high level of participation by holders of surplus notes, receipt of consents necessary to modify the Settlement Agreement as contemplated by the Rehabilitation Exit Support Agreement, and OCI approval of the exchange offers as well as a one-time current interest payment on surplus notes that remain outstanding immediately after the effectiveness of the plan for the exit of the Segregated Account from rehabilitation. It is further contemplated that the effectiveness of a plan for the exit of the Segregated Account from rehabilitation will be conditioned upon the receipt of favorable rulings from the United States Internal Revenue Service, and of favorable legal opinions, on certain tax-related issues. We can provide no assurance that such conditions will be satisfied.
The failure to consummate the Rehabilitation Transactions due to the foregoing events or circumstances or other reasons may cause the Rehabilitator to pursue a different plan to conclude the Segregated Account Rehabilitation Proceedings or to abandon the pursuit of a near-term resolution of such proceedings. Either alternative would have uncertain consequences for the Company and for holders of our securities or securities insured by Ambac Assurance or the Segregated Account. If the Segregated Account were to remain in rehabilitation or exit rehabilitation based on a plan other than that envisioned by the Rehabilitation Exit Support Agreement, the equity value and claims-paying resources of Ambac Assurance may be diminished, Ambac Assurance's long-term viability may be less certain, and the Company's ability to create value apart from Ambac Assurance may be impaired.
Even if the Segregated Account Rehabilitation Proceedings could be brought to a successful conclusion, there can be no assurance that any level of capital deemed sufficient by OCI to permit such conclusion will be sufficient to cover all future losses, whether currently anticipated or unanticipated. Moreover, OCI should be expected to more closely scrutinize the operations of, and transactions proposed to be completed by, Ambac Assurance after the Segregated Account Rehabilitation Proceedings are completed compared to other insurance companies, including by imposing on Ambac Assurance reporting requirements and restrictions on transactions or other activities, which may create additional challenges or obstacles with respect to Ambac Assurance's ability to deliver value to Ambac and Ambac's ability to deliver value to stockholders.
Ambac Assurance will be required to raise additional liquidity to fund the cash component of the Segregated Account rehabilitation exit plan, subjecting us to the risk of loss from market and interest rate risk
The Rehabilitation Exit Transactions contemplate a payment of 40% of the accreted value of Deferred Amounts and Ambac Assurance surplus notes in cash. As a result, Ambac Assurance will be required to sell fixed income and other assets to generate the cash requirements of the plan. Market conditions, including liquidity, credit spread, and interest rates, may change resulting in sales prices for assets that are below current market levels and may cause losses to be realized that would have not been realized absent the need to fund the Rehabilitation Exit Transactions. As another consequence to realizing such losses, Ambac Assurance may be required to raise or create additional capital to satisfy the OCI's capital requirements to conclude the Segregated Account Rehabilitation Proceedings. No assurance may be given that Ambac Assurance will be able to raise or create any additional capital required by OCI.
Ambac’s estimate of RMBS litigation recoveries is subject to significant uncertainty and changes to the estimate could adversely impact its liquidity, financial condition and results of operations.
For Ambac’s current RMBS cases for which it records a representation and warranty recovery in its financial statements, Ambac has been provided access to loan files for all loans in the relevant original pool and Ambac utilizes a “random sample” approach to estimate such recoveries. Ambac does not include estimates of damages attributed solely to fraudulent inducement claims in its estimate of representation and warranty recoveries.
The amount estimated for purposes of Ambac’s representation and warranty recovery and the amount Ambac may ultimately receive is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any recoveries, intervention by the OCI, which could impede Ambac’s ability to take actions required to realize recoveries, and uncertainties inherent in the assumptions used in estimating any recoveries. In particular, Ambac’s assumptions regarding default rates of the loans and Ambac’s expectations with respect to the RMBS litigations have a significant impact on Ambac’s estimated representation and warranty recoveries. If these assumptions, expectations or estimates prove to be incorrect, or if an investor were to use different assumptions, expectations or estimates to predict recoveries, actual recoveries could differ materially from those estimated. Actual recovery will ultimately depend on future events and there can be no assurance that the assumed default rates or estimated RMBS litigations recoveries will not differ from actual events. Although Ambac believes that its methodology for extrapolating estimated recoveries is appropriate for evaluating the amount of potential recoveries, the methodologies Ambac uses to estimate expected losses in general and for any specific obligation in particular may not be similar to methodologies used by Ambac’s competitors, counterparties or other market participants. The determination of expected recovery is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, economic projections and other factors that affect credit performance. As a result, Ambac’s current estimates may not reflect Ambac’s future ultimate recovery and management makes no representation that the actual amount recovered, if any, will not differ materially from those estimated. The failure of Ambac’s actual recovery to meet or exceed its current estimate could result in a material adverse effect on Ambac’s financial condition, including its capital and liquidity. Refer to “Critical Accounting Policies and Estimates” in Part

| Ambac Financial Group, Inc. 89 2017 Second Quarter FORM 10-Q |

II, Item 7 and Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in Ambac’s Form 10-K for the fiscal year ended December 31, 2016 and Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for more information regarding the estimation process.
Ambac’s representation and warranty recovery may change over time, causing the value or the perceived value of the collateral securing the Tier II Notes that Ambac Assurance expects to issue to change and any such changes may be material.
Ambac reevaluates its estimated representation and warranty recoveries on a quarterly basis in connection with the preparation of its financial statements. See “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 of Ambac’s Form 10-K for the fiscal year ended December 31, 2016 and Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. As a result of any reevaluation, the amount of Ambac’s representation and warranty recovery may be adjusted upward or downward due to, among other things, changes in management's view of the value of such recoveries and/or changes in the loss reserves related to such recoveries, and any adjustment may be material. Changes in representation and warranty recoveries may result in material changes in Ambac’s financial condition, including its capital and liquidity. In addition, any adjustment to representation and warranty recoveries may alter the value or the perceived value of the collateral securing the Tier 2 Notes that Ambac Assurance expects to issue in connection with the Rehabilitation Exit Transactions before payment on the Tier 2 Notes is made in full, which may affect the value of, and trading market, if any, for, the Tier 2 Notes. Adjustments to Ambac’s representation and warranty recoveries are solely in Ambac’s discretion and management makes no representation that the amounts will not change, materially or at all, including in the near term. There can be no assurance that the apparent, or actual, value of the collateral securing the Tier 2 Notes that Ambac Assurance expects to issue will equal or exceed the principal amount of the Tier 2 Notes at all times prior to maturity.
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
While further deterioration in the performance of consumer assets, including mortgage-related assets and student loans, may occur, the timing, extent and duration of any future deterioration of the credit markets is unknown, as is the impact on potential claim payments and ultimate losses on the securities within Ambac Assurance’s portfolio. In addition, there can be no assurance that any governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful or inure to the benefit of the transactions we insure. For example, any initiative which permits the discharge of student loan debt in bankruptcy may adversely affect our portfolio. Similarly, servicer settlements with governmental authorities regarding foreclosure or servicing irregularities are generally designed to protect borrowers and may increase losses on securities we insure. In particular, the student loan industry and, specifically, trusts with securities insured by Ambac Assurance have been subject to heightened Consumer Finance Protection Bureau (CFPB) scrutiny and review over servicing and collections practices and potential chain of title issues and, consequently, any settlements or penalties resulting from this scrutiny and review, or any failure on the part of servicers or other parties asserting claims against delinquent borrowers to establish title to the loans, could lead to increased losses on securities we insure.
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
We are subject to concentration and essentiality risk in our insured portfolio in connection with Military Housing insured debt. Over time, Military Housing exposure, given its long-dated maturities, will become a larger percentage of Ambac's remaining insured exposure and will likely be subject to increased Base Realignment and Closure (“BRAC”) risk.
Ambac insures approximately $5.9 billion net par of privatized military housing debt with maturities generally between 2035 and 2055. This represents approximately 8.3% of Ambac’s remaining insured exposure at June 30, 2017. With the passage of time, military housing debt is expected to grow as a percentage of Ambac's total net par outstanding given its relatively long-dated maturity profile. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated in most cases by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). In a small number of cases, rental payments are also coming from civilians, including retired service personnel, living on a particular base. Collateral for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include

| Ambac Financial Group, Inc. 90 2017 Second Quarter FORM 10-Q |

ongoing base essentiality and military deployments and consequently the closure of a base due to a new BRAC process. BRAC is the congressionally authorized process the Department of Defense has used to reorganize its base structure more efficiently and effectively to support U.S. forces and has included the closure of bases in the past. In addition to BRAC, other risks include the U.S. government’s commitment to fund the BAH, the marketability/attractiveness of the on-base housing units versus off base housing, construction completion, environmental remediation, utility and other operating costs, and housing management. The impact of a BRAC-related base closure or the failure of the U.S. government to fund BAH could result in greater than expected losses to the affected Military Housing insured debt.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
None.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac’s activity of share purchases during the second quarter of 2017. When restricted stock unit awards or performance stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. In the second quarter of 2017, Ambac purchased shares from employees that settled performance stock units to meet employee tax withholdings.

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 2017	—	$—	—	—
May 2017	16,243	17.18	—	—
June 2017	—	—	—	—
Second Quarter 2017	16,243	$17.18	—	—

(1)	There were no other repurchases of equity securities made during the three months ended June 30, 2017. Ambac does not have a stock repurchase program.
Warrants
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10 million increase to the warrant repurchase program. As of June 30, 2017, Ambac had repurchased 985,331 warrants totaling $8.1 million leaving 4,053,670 warrants outstanding with an exercise price of $16.67 per share and expiration of April 30, 2023. The remaining aggregate authorization at June 30, 2017 is $11.9 million.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

| Ambac Financial Group, Inc. 91 2017 Second Quarter FORM 10-Q |

Item 6.    Exhibits

Exhibit Number	Description
10.1
Rehabilitation Exit Support Agreement, by and among Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain holders of Ambac Assurance Corporation’s 5.1% Surplus Notes due 2020 and certain holders of Ambac Assurance Corporation’s deferred payment obligations, dated as of July 19, 2017(filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 20, 2017 and incorporated herein by reference).

10.2
Tier 2 Commitment Letter, dated as of July 19, 2017 from funds affiliated with or managed by investors party thereto (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 20, 2017 and incorporated herein by reference).

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

AMBAC FINANCIAL GROUP, INC.

Dated:	August 9, 2017	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)

| Ambac Financial Group, Inc. 92 2017 Second Quarter FORM 10-Q |