Form 10-Q
period 2017-09-30
AMBAC FINANCIAL GROUP INC
filed 2017-11-08
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of November 3, 2017, 45,251,166 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share data) (September 30, 2017 (Unaudited))	2017	2016
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $4,825,555 and $5,435,385)	$4,978,118	$5,554,215
Fixed income securities pledged as collateral, at fair value (amortized cost of $99,424 and $64,833)	99,424	64,905
Short-term investments, at fair value (amortized cost of $716,666 and $430,827)	716,516	430,788
Other investments (includes $406,310 and $420,304 at fair value)	439,987	450,307
Total investments	6,234,045	6,500,215
Cash and cash equivalents	107,018	91,025
Receivable for securities	68,686	2,090
Investment income due and accrued	20,137	26,023
Premium receivables	601,757	661,337
Reinsurance recoverable on paid and unpaid losses	45,976	30,418
Deferred ceded premium	54,773	69,624
Subrogation recoverable	703,930	684,731
Loans	10,390	4,160
Derivative assets	77,287	77,742
Insurance intangible asset	877,972	962,080
Other assets	48,228	158,423
Variable interest entity assets:
Fixed income securities, at fair value	2,785,608	2,622,566
Restricted cash	37,793	4,873
Loans, at fair value	11,557,788	10,658,963
Derivative assets	57,714	80,407
Other assets	3,481	1,025
Total assets	$23,292,583	$22,635,702
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$817,538	$967,258
Loss and loss expense reserves	4,704,285	4,380,769
Ceded premiums payable	38,593	42,529
Obligations under investment agreements	—	82,358
Deferred taxes	1,930	1,720
Current taxes	18,484	14,280
Long-term debt	988,148	1,114,405
Accrued interest payable	417,522	421,975
Derivative liabilities	90,899	319,286
Other liabilities	65,840	76,589
Payable for securities purchased	55,486	1,084
Variable interest entity liabilities:
Accrued interest payable	3,213	859
Long-term debt, at fair value	12,229,569	11,155,936
Derivative liabilities	2,088,922	2,078,601
Other liabilities	17	29
Total liabilities	21,520,446	20,657,678
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,275,982 and 45,194,954	453	452
Additional paid-in capital	198,629	195,267
Accumulated other comprehensive income (loss)	62,680	(38,990)
Retained earnings	1,246,736	1,557,681
Treasury stock, shares at cost: 24,816 and 22,458	(471)	(496)
Total Ambac Financial Group, Inc. stockholders’ equity	1,508,027	1,713,914
Noncontrolling interest	264,110	264,110
Total stockholders’ equity	1,772,137	1,978,024
Total liabilities and stockholders’ equity	$23,292,583	$22,635,702
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2017	2016	2017	2016
Revenues:
Net premiums earned	$52,989	$53,218	$143,754	147,420
Net investment income:
Securities available-for-sale and short-term	80,999	79,530	235,092	201,880
Other investments	6,178	11,387	18,804	20,616
Total net investment income	87,177	90,917	253,896	222,496
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(25,664)	(15,906)	(48,581)	(82,856)
Portion of other-than-temporary impairment recognized in other comprehensive income	12,154	13,053	29,366	63,228
Net other-than-temporary impairment losses recognized in earnings	(13,510)	(2,853)	(19,215)	(19,628)
Net realized investment gains (losses)	6,150	11,749	5,434	27,748
Change in fair value of credit derivatives:
Realized gains and other settlements	134	226	1,467	711
Unrealized gains (losses)	45	1,507	6,388	17,843
Net change in fair value of credit derivatives	179	1,733	7,855	18,554
Net gains (losses) on interest rate derivatives	3,984	(14,510)	36,538	(134,265)
Net realized gains (losses) on extinguishment of debt	—	24	4,920	4,845
Other income (expense)	46	2,693	427	17,611
Income (loss) on variable interest entities	(4,049)	2,057	(1,567)	(16,119)
Total revenues	132,966	145,028	432,042	268,662
Expenses:
Losses and loss expenses (benefit)	209,806	(69,204)	410,917	(226,981)
Insurance intangible amortization	45,690	44,553	116,686	134,456
Operating expenses	33,791	21,466	92,822	77,470
Interest expense	29,145	31,493	88,951	92,632
Total expenses	318,432	28,308	709,376	77,577
Pre-tax income (loss)	(185,466)	116,720	(277,334)	191,085
Provision for income taxes	5,439	15,282	31,902	21,877
Net income (loss)	(190,905)	101,438	(309,236)	169,208
Less: net gain (loss) attributable to noncontrolling interest	—	(36)	—	(328)
Net income (loss) attributable to common shareholders	$(190,905)	$101,474	$(309,236)	$169,536
Other comprehensive income (loss), after tax:
Net income (loss)	$(190,905)	$101,438	$(309,236)	$169,208
Unrealized gains (losses) on securities, net of deferred income taxes of $0	(434)	24,719	33,550	132,680
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	24,624	(13,323)	66,509	(86,256)
Changes to postretirement benefit, net of tax of $0	(338)	(254)	1,611	278
Total other comprehensive income (loss), net of tax	23,852	11,142	101,670	46,702
Total comprehensive income (loss)	(167,053)	112,580	(207,566)	215,910
Less: comprehensive (gain) loss attributable to the noncontrolling interest:
Net gain (loss)	—	(36)	—	(328)
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$(167,053)	$112,616	$(207,566)	$216,238
Net income (loss) per share attributable to Ambac Financial Group, Inc. common stockholders
Basic	$(4.20)	$2.24	$(6.82)	$3.75
Diluted	$(4.20)	$2.22	$(6.82)	$3.74
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2017	$1,978,024	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)	$264,110
Total comprehensive income	(207,566)	(309,236)	101,670	—	—	—	—	—
Adjustment to initially apply ASU 2016-09	(137)	(137)	—	—	—	—	—	—
Stock-based compensation	3,362	—	—	—	—	3,362	—	—
Cost of shares (acquired) issued under equity plan	(1,547)	(1,572)	—	—	—	—	25	—
Issuance of common stock	1	—	—	—	1	—	—	—
Balance at September 30, 2017	$1,772,137	$1,246,736	$62,680	$—	$453	$198,629	$(471)	$264,110

Balance at January 1, 2016	$1,958,346	$1,478,439	$15,215	$—	$450	$190,813	$(118)	$273,547
Total comprehensive income	215,910	169,536	46,702	—	—	—	—	(328)
Adjustment to initially apply ASU 2014-13	—	6,442	—	—	—	—	—	(6,442)
Stock-based compensation	4,228	—	—	—	—	4,228	—	—
Cost of shares (acquired) issued under equity plan	(9)	(127)	—	—	—	—	118	—
Cost of warrants acquired	(2,104)	(1,444)	—	—	—	(660)	—	—
Issuance of common stock	1	—	—	—	1	—	—	—
Warrants exercised	2	—	—	—	—	2	—	—
Balance at September 30, 2016	$2,176,374	$1,652,846	$61,917	$—	$451	$194,383	$—	$266,777
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(309,236)	$169,536
Noncontrolling interest in subsidiaries’ earnings	—	(328)
Net income (loss)	$(309,236)	$169,208
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	766	920
Amortization of bond premium and discount	(133,901)	(102,956)
Share-based compensation	3,362	4,228
Deferred income taxes	210	(469)
Current income taxes	4,441	11,848
Unearned premiums, net	(137,127)	(210,722)
Losses and loss expenses, net	282,317	666,196
Ceded premiums payable	(3,936)	(9,983)
Investment income due and accrued	5,874	(145)
Premium receivables	62,205	126,047
Accrued interest payable	27,295	45,201
Amortization of insurance intangible assets	116,686	134,456
Net mark-to-market (gains) losses	(6,388)	(17,843)
Net realized investment gains	(5,434)	(27,748)
Other-than-temporary impairment charges	19,215	19,628
(Gain) loss on extinguishment of debt	(4,920)	(4,845)
Variable interest entity activities	1,567	16,119
Derivative assets and liabilities	(211,659)	81,517
Other, net	9,932	(75,125)
Net cash provided by (used in) operating activities	(278,731)	825,532
Cash flows from investing activities:
Proceeds from sales of bonds	1,523,182	457,423
Proceeds from matured bonds	669,979	940,948
Purchases of bonds	(1,560,024)	(2,085,939)
Proceeds from sales of other invested assets	312,699	132,437
Purchases of other invested assets	(274,445)	(250,727)
Change in short-term investments	(285,775)	94,651
Loans, net	(6,230)	693
Change in cash collateral receivable	103,255	(51,986)
Other, net	(8,524)	(10,714)
Net cash provided by (used in) investing activities	474,117	(773,214)
Cash flows from financing activities:
Paydowns of a secured borrowing	(24,666)	(25,306)
Payments for investment agreement draws	(82,358)	(17,964)
Payments for extinguishment of long-term debt	(69,499)	(19,550)
Tax payments related to shares withheld for share-based compensation plans	(1,268)	—
Proceeds from warrant exercises	—	2
Cost of warrants acquired	—	(2,104)
Net cash used in financing activities	(177,791)	(64,922)
Effect of foreign exchange on cash and cash equivalents	(1,602)	(1,922)
Net cash flow	15,993	(14,526)
Cash and cash equivalents at beginning of period	91,025	35,744
Cash and cash equivalents end of period	$107,018	$21,218

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$29,556	$10,098
Interest on long-term debt and investment agreements	38,325	3,749
Non-cash financing activities:
Decrease in long-term debt as a result of an exchange for investment securities	$55,426	$—
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991.
Ambac provides financial guarantee insurance policies through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance" or "AAC") and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac also has another wholly-owned subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance and Ambac UK from being able to write new business. The inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account (as defined below) and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the terms of its Auction Market Preferred Shares and the terms of agreements entered into with the Segregated Account. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
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
During the third quarter of 2017, management and the Board of Directors of Ambac engaged in a comprehensive review of its key corporate strategies. Following that review, Ambac's key strategic objectives are as follows:

•
Active runoff of Ambac Assurance and its subsidiaries through transaction terminations, policy commutations, settlements and restructurings, with a focus on known and potential future adversely classified credits, that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;

•
Rationalization of Ambac's and its subsidiaries' capital and liability structures, enabling simplification of corporate governance and facilitating the successful rehabilitation of the Segregated Account of Ambac Assurance;

•	Loss recovery through active litigation management and exercise of contractual and legal rights;

•	Ongoing review of organizational effectiveness and efficiency of the operating platform; and

•	Evaluation of opportunities in certain business sectors that meet acceptable criteria that will generate long-term stockholder value with attractive risk-adjusted returns.
With respect to our new business strategy, we have identified certain business sectors adjacent to Ambac's core business, in which future opportunities will be evaluated. The evaluation will be conducted through a measured and disciplined approach to identify opportunities that are synergistic to Ambac, match Ambac's core competencies, are rapidly scalable or available through mergers and acquisitions and that may allow for the utilization of Ambac's net operating loss carry-forwards.  Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to execute the acquisition or development of any new businesses or assets. In addition, there can be no assurance that we will be able to obtain the financial and other resources that may be required to finance the acquisition or development of new businesses or assets that may permit utilization of Ambac’s tax net operating loss carry-forwards. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.

| Ambac Financial Group, Inc. 5 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance remains subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. The Rehabilitator's authority includes, but is not limited to, sole discretion over the rate at which the Segregated Account pays claims and the accretion rate on Deferred Amounts. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. As indicated below under "Stipulation and Order," OCI (defined below) is expected to exercise enhanced oversight over the activities of Ambac Assurance after the conclusion of the Segregated Account Rehabilitation Proceedings (as defined below). Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Oversight by the Rehabilitator or OCI could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity.
As a result of uncertainties associated with the oversight by the Rehabilitator of the Segregated Account as noted herein, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the three and nine months ended September 30, 2017 and the year ended December 31, 2016, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
The Segregated Account
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Net par exposure as of September 30, 2017 for policies allocated to the Segregated Account was $10,174,798. Policy obligations not allocated to the Segregated Account remain in the General Account of Ambac Assurance, and such policies in the General Account are not subject to and, therefore, are not directly impacted by the Segregated Account Rehabilitation Plan.
To pay claims and other liabilities, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”). In addition, certain operating and administrative costs and expenses of the Segregated Account are reimbursable by Ambac Assurance pursuant to the Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance, as amended (the “Cooperation Agreement”). Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At September 30, 2017, Ambac Assurance’s surplus as regards to policyholders exceeded the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
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

| Ambac Financial Group, Inc. 6 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Amounts). Ambac would receive $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts (including accretion) that it holds, and would provide a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims.
On September 25, 2017 the Rehabilitator filed a motion in the Rehabilitation Court by seeking entry of an order approving the Rehabilitation Plan Amendment. On September 26, 2017, the Rehabilitation Court entered a scheduling order in connection with this motion providing that objections to the motion shall be filed by November 24, 2017, the Rehabilitator’s response to any objections shall be filed by December 11, 2017, the Rehabilitator’s Pretrial Report shall be filed by December 11, 2017, the Pretrial Conference shall be held on December 14, 2017, and the evidentiary Confirmation Hearing shall be held on January 4 and 5, 2018.
The Rehabilitation Exit Support Agreement calls for a series of interrelated transactions involving the exchange of certain surplus notes (collectively, the “Exchange Offers”), pursuant to which, for each $1.00 of principal amount outstanding and accrued and unpaid interest thereon, holders effectively would (i) receive $0.40 in cash, (ii) receive $0.41 in principal amount of Secured Notes, (iii) retain $0.125 in principal amount and accrued and unpaid interest thereon of surplus notes and (iv) provide a discount of $0.065 in principal amount and accrued and unpaid interest thereon. Ambac will not participate in the Exchange Offers and will hold surplus notes issued by the Segregated Account and Ambac Assurance until the Rehabilitation Exit Transactions are consummated and a certain amount of such surplus notes for a time after such transactions are completed, as described below.
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
As contemplated by the Rehabilitation Exit Support Agreement and as a portion of the consideration received by holders of beneficial interests in Deferred Amounts (including Ambac Assurance) in satisfaction and discharge of their claims pursuant to the Rehabilitation Plan Amendment and by holders of surplus notes pursuant to the Exchange Offers (as specified above), a newly formed special purpose entity will issue new secured notes (the “Secured Notes”), secured by all assets of the special purpose entity, which include a note issued by Ambac Assurance to the special purpose entity (the "Ambac Note"), which note is secured by a pledge of Ambac Assurance’s right, title and interest in up to the first $1,400,000 of proceeds (net of reinsurance) from certain litigations in which Ambac Assurance and the Segregated Account seek redress for breaches of representations and warranties and/or fraud related to residential mortgage-backed securitizations (the “RMBS Litigations”). In addition, the Ambac Note will be secured by RMBS securities having a market value of not less than $350,000 on the date that is not more than five business days prior to the closing date of the Rehabilitation Exit Transactions. Ambac Assurance will also pledge for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of any Secured Notes held by AAC from time to time, and will issue a financial guaranty insurance policy to a trustee for the benefit of holders of Secured Notes irrevocably guarantying all principal and interest payments in respect of the Secured Notes as and when such payments become due and owing. Should Ambac Assurance settle any of the RMBS Litigations before the closing of the Rehabilitation Exit Transactions, any proceeds received by Ambac Assurance from any settlement which would have secured the Secured Notes will replace Secured Notes having a face amount equal to the amount of proceeds received that would otherwise be issued.
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
Supporting Holders that, in the aggregate, beneficially own at least 66 2/3% of the principal amount outstanding under the surplus notes and 66 2/3% of the principal amount of the Deferred Amounts, held by the Supporting Holders as a whole may terminate the Rehabilitation Exit Support Agreement upon the occurrence of certain events, including if (i) within 75 days of signing date of the Rehabilitation Exit Support Agreement, the Rehabilitator has not filed a motion in the Rehabilitation Court seeking entry of the approval order; (ii) the confirmation hearing has not commenced within 180 days of the signing date of the Rehabilitation Exit Support Agreement; and (iii) the Rehabilitation Exit Transactions have not been consummated within 270 days of the Signing Date. The condition described in clause (i) of the preceding sentence has been satisfied. In addition if the Rehabilitation Exit Transactions have not been consummated within 365 days of the signing date of the Rehabilitation Exit Support Agreement, each Supporting Holder shall have the right to terminate the Agreement with respect to itself.
Ambac can provide no assurance that any of the termination events described above or in the Rehabilitation Exit Support Agreement will not arise.
On September 21, 2017, Ambac Assurance, Ambac and the Supporting Holders entered into the First Amendment to the Rehabilitation Exit Support Agreement (the “First Amendment”) to amend certain provisions of the Rehabilitation Exit Support Agreement, including the term sheets

| Ambac Financial Group, Inc. 7 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

attached thereto, to reflect the terms of the definitive documents to which the parties had agreed during the course of their negotiation. The First Amendment, among other things:
(A) amends certain terms in the Rehabilitation Exit Term Sheet attached as Exhibit A to the Rehabilitation Exit Support Agreement (the “ Plan Amendment Term Sheet ”) to (i) specify that the record date with respect to the Rehabilitation Plan Amendment shall be September 30, 2017; (ii) provide that if the amount of accretion on a holder’s Deferred Amount is less than 7.4% on the record date, and if such Deferred Amount relates to an insured obligation that is undercollateralized, then the remaining amount of such Deferred Amount that is to be discharged may include the portion of the applicable Deferred Amount that is in excess of the amount of accretion; (iii) provide that the Rehabilitator may provide alternative consideration to holders of Deferred Amounts, in an amount equal to the currently contemplated consideration, to the extent that Ambac Assurance determines, in its sole discretion, that doing so is necessary or advisable to maintain compliance with any legal or regulatory requirements applicable to Ambac Assurance or the Segregated Account; (iv) provide that, subject to the occurrence of the effective date of the Rehabilitation Plan Amendment, no accretion shall arise or accrue with respect to policy claims arising on or after the record date through and including one business day immediately preceding the effective date and such policy claims shall be paid in cash; (v) provide that where underlying securities related to Deferred Amounts arising prior to the record date (“ Pre-Record Date Deferred Amounts ”) are held through the Depository Trust Company, the consideration for the Pre-Record Date Deferred Amounts shall be distributed to the ultimate beneficial holders of the securities and not to the applicable trustee; the consideration shall be deemed to be transferred to the trustee and the distribution will be deemed to have been received by beneficial holders on the next scheduled bond distribution date applicable to the relevant insured obligation or underlying indenture that gives rise to the related claim, notwithstanding the date when the consideration was actually received by such beneficial holders; and (vi) amend the condition to the effectiveness of the Rehabilitation Plan Amendment such that the confirmation order of the Rehabilitation Court approving the Rehabilitation Plan Amendment does not need to have become a final order; and
(B) amends certain terms in the Secured Notes Term Sheet attached as Exhibit C to the Rehabilitation Exit Support Agreement (the "Secured Notes Term Sheet") to (i) specify that the issuer (the “ Secured Notes Issuer ”) of the Secured Notes will liquidate on or after a date that is at least 12 months after the earlier of (a) the satisfaction of all of the Secured Notes Issuer’s obligations under the Secured Notes (other than contingent indemnification obligations) and (b) the maturity date of the Secured Notes (the “ Maturity Date ”); provided that (X) prior to the satisfaction of all of the Secured Notes Issuer’s obligations under the Secured Notes (other than contingent indemnification obligations), holders of the Secured Notes shall retain their rights to the collateral securing the Secured Notes and the financial guaranty insurance policy on the Secured Notes and any liquidation of the Secured Notes Issuer prior to such satisfaction shall result in the note collateral agent under the Secured Notes becoming the “Holder” of the Ambac Note (as defined in the Secured Notes Term Sheet) and retaining all rights and powers of the “Holder” thereunder (subject to the transfer restrictions for the Ambac Note) and (Y) such liquidation shall, in any event, be completed no later than the date that is 18 months after the earlier of (1) the satisfaction of all of the Secured Notes Issuer’s obligations under the Secured Notes (other than contingent indemnification obligations) and (2) the Maturity Date; and (ii) provide that none of the collateral agent, the trustee or the holders of Secured Notes may sell the Ambac Note or the right to receive the proceeds from the RMBS litigations without the prior consent of Ambac Assurance; provided that the foregoing shall not limit the assignment of the Ambac Note to the collateral agent in connection with a liquidation of the Secured Notes Issuer but shall limit the further assignment by the collateral agent without the prior consent of Ambac Assurance.
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
Effectiveness of the Rehabilitation Plan Amendment shall be determined and announced by the Rehabilitator provided that a number of conditions precedent have been satisfied or waived by the Rehabilitator, in his sole discretion, including, among others, (i) the Rehabilitation Plan Amendment will have been approved by the Rehabilitation Court; (ii) as of the effective date, Ambac Assurance will have sufficient capital and claims-paying resources to effect all of the Rehabilitation Exit Transactions and to exit rehabilitation, as determined by the Rehabilitator in his sole and absolute discretion; (iii) the conditions to consummation of the Exchange Offers will have been satisfied or waived in full in accordance with the terms thereof; and (iv) Ambac will have received from the Internal Revenue Service a ruling, in form and substance reasonably satisfactory to the Rehabilitator, Ambac Assurance, and Ambac.
Ambac can provide no assurances that these approvals or consents will be obtained or that the other conditions precedent will be satisfied or waived in a timely manner or at all. Even if the Rehabilitation Exit Transactions are consummated, OCI is expected to impose on Ambac and Ambac Assurance reporting requirements and restrictions on transactions or other activities, as described below under "Stipulation and Order," and may impose additional requirements or restrictions on Ambac or Ambac Assurance, which may create additional challenges or obstacles with respect to Ambac Assurance's ability to deliver value to Ambac and Ambac's ability to deliver value to its stockholders.
Tier 2 Commitment
On July 19, 2017, Ambac Assurance also entered into a commitment letter (the “Commitment Letter”) with certain investors (the “Investors”), with respect to the issuance of an aggregate principal amount of $240,000 of senior notes (the “Tier 2 Notes”) secured by Ambac Assurance’s

| Ambac Financial Group, Inc. 8 2017 Third Quarter FORM 10-Q |

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
Stipulation and Order
It is expected that a Stipulation and Order, the terms of which have been agreed between OCI, Ambac and Ambac Assurance, will become effective upon the effective date of the Rehabilitation Plan Amendment and provide as follows:

•
Ambac Assurance shall maintain a level of surplus and contingency reserves as regards policyholders which provides reasonable security against contingencies affecting its financial position that are not otherwise fully covered by reserves or reinsurance, such that the Commissioner may continue to determine that Ambac Assurance’s surplus and contingency reserves are reasonably in excess of a level that would constitute a financially hazardous condition.

•	Statutory surplus may not reflect the benefit of any reserve discounting, except to the extent approved by the Commissioner.

•	Ambac Assurance may not enter any transactions with affiliates, including the payment of a dividend or other distribution, without the approval of the Commissioner, subject to limited exceptions.

•	Ambac Assurance may not change its business plan or that of Everspan, including but not limited to the writing of new business, unless approved by the Commissioner.

•	Ambac Assurance must obtain OCI approval with respect to the exercise of certain control rights in connection with policies that had been allocated to the Segregated Account.

•
Ambac Assurance must obtain OCI approval with respect to any transaction Ambac Assurance proposes to enter into other than in ordinary course of business with non-affiliated counterparties where the aggregate consideration to be paid by Ambac Assurance is equal to or greater than$100,000.

•	Ambac Assurance must obtain OCI approval for any change to its Investment Policy or Derivative Use Plan.

•	Ambac Assurance must provide OCI with a monthly report of financial information, the scope of which is to be determined.

•
Ambac Assurance shall provide, and Ambac shall also provide, notice to the Commissioner within ten (10) days of receipt of any communication from any governmental authority, government-sponsored enterprise, or lender to Ambac Assurance, Ambac, or any affiliates which pertains to a circumstance, event or issue which would be reasonably likely to have a material adverse effect on the financial condition or operations of Ambac Assurance and its subsidiaries taken as whole.

•
Ambac Assurance shall provide notice as soon as practicable of any development in any litigation, including any delay in RMBS litigation, involving Ambac Assurance or any affiliate of Ambac Assurance which would or would be reasonably likely to have a material adverse effect on Ambac Assurance.

•
Ambac Assurance shall provide notice to the Commissioner of the occurrence, or failure to occur, of any event which would or would be reasonably likely to cause a material adverse effect to the business, assets, properties, operations, or condition, financial or otherwise, or, insofar as can reasonably be foreseen, prospects, financial or otherwise, of Ambac Assurance, an affiliate of Ambac Assurance, or Ambac Assurance and all affiliates taken as a whole. A material adverse effect shall be conclusively presumed if the effect results, or reasonably could result, in a reduction of more than 10% in Ambac Assurance’s surplus as regards policyholders.

| Ambac Financial Group, Inc. 9 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

•
Ambac Assurance shall disclose, and Ambac shall disclose, to the Commissioner any instance of fraud or any significant change to the internal control environment incurred by Ambac Assurance, any of its subsidiaries, or Ambac.

•
If Ambac Assurance proposes to make any changes in the assumptions or vendors utilized in determining statutory loss reserves from the prior year’s statutory loss reserves which would cause the difference (whether positive or negative) between (a) Ambac Assurance’s statutory reserves determined with such proposed changes and (b) Ambac Assurance’s statutory reserves determined without such proposed changes to exceed the lesser of (i) $200,000 or (ii) 10% of Ambac Assurance’s statutory reserves without such proposed changes, Ambac Assurance shall notify the Commissioner.

•
Ambac shall use its best efforts to preserve use of net operating loss carry-forwards for the benefit of Ambac Assurance and its subsidiaries, including but not limited to, refraining from taking any action that would result in, and taking such affirmative steps as are appropriate to avoid, any deconsolidation event.

•
Ambac shall provide the Commissioner and Ambac Assurance its full cooperation in relation to any issues that Ambac Assurance or its subsidiaries may have relative to the United States Internal Revenue Service, including efforts to obtain a private letter ruling, pre-filing agreement, or other form of guidance or clarification.

The Commissioner reserves the right to modify or terminate the Stipulation and Order after it becomes effective in a manner consistent with the interests of policyholders, creditors and the public generally, and recognizes that Ambac Assurance may request the Commissioner to do so periodically as conditions warrant.
Augusta Funding Limited IV ("Augusta") Commutation
On June 27, 2017, Ambac entered into a termination agreement with various parties, including Augusta, in connection with the commutation of interest rate swaps between Augusta and Ambac's wholly-owned subsidiary, Ambac Financial Services. During the second quarter, Ambac paid $94,407 under the termination agreement and reported a gain on the Augusta swaps of $43,443. In July 2017, Augusta redeemed its outstanding Ambac-insured debt and accordingly Ambac recognized approximately $2,617 in accelerated earnings in the third quarter of 2017 relating to this redemption.
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
Puerto Rico
On March 13, 2017, the Financial Management and Oversight Board for Puerto Rico (the "Oversight Board") certified the 10-year Fiscal and Economic Growth Plan ("FEGP") for the Commonwealth of Puerto Rico (the “Commonwealth"). The certified FEGP, among other things, was intended to provide Commonwealth creditors a base from which to progress consensual negotiations under Title VI of the Puerto Rico Oversight, Management and Economic Stability Act ("PROMESA"). However, the certified FEGP implied a 77% discount to all debt service due to be paid by the Commonwealth and its instrumentalities covered by the FEGP over the ten-years of the plan (FY2017-2026). The FEGP did not provide details regarding its underlying assumptions and data, expense definitions, cause of expense growth or accounting adjustments and did not include any restructuring proposals. These deficiencies of the FEGP, when combined with the absence of sufficient projected cash flows for debt service, increased the uncertainty of whether successful consensual negotiations can be reached. As a result of the damage inflicted by Hurricane Maria, the anticipated influx of certain federal funds, and other structural changes following the hurricane, the Commonwealth is drafting a revised fiscal and economic growth plan (the “Revised FEGP”) that will cover 5 fiscal years, inclusive of the Commonwealth’s current fiscal year. A draft Revised FEGP is expected to be presented to the Oversight Board on or around December 22, 2017, after which time the Oversight Board is expected to either recommend revisions to or certify the Revised FEGP.
On April 28, 2017, the Fiscal Agency and Financial Advisory Authority of Puerto Rico (“FAFAA”) released a restructuring proposal covering General Obligation (“GO”), GO-guaranteed, Puerto Rico Sales Tax Financing Corporation ("COFINA"), Puerto Rico Highways and Transportation Authority ("PRHTA"), Puerto Rico Infrastructure Financing Authority ("PRIFA") and Puerto Rico Convention Center District Authority ("CCDA") bonds. Under the proposal, bondholders would receive a “senior bond” based on amounts expected to be available for debt service under the FEGP and a “cash flow bond” that would allow for additional payments if amounts available for debt service exceeded FEGP forecasts. FAFAA’s proposal further provides that GO and GO-guaranteed bondholders would be offered a maximum recovery of 77% (52% senior bond, 25% cash flow bond), COFINA bondholders would receive a maximum recovery of 58% (39% senior bond, 19% cash flow bond),

| Ambac Financial Group, Inc. 10 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

and PRHTA, CCDA, PRIFA, and Metropolitan Bus Authority bondholders would receive a maximum recovery of 30% (0% senior bond, 30% cash flow bond). Recoveries relating to the cash flow bond component could be lower depending upon future surpluses at the General Fund and future new money GO bond issuances. The proposal was premised only on the cash available for debt service included in the certified FEGP, despite challenges from creditors and repeated calls for a review and adjustment of the assumptions underlying such Plan. Among other infirmities, the proposal lacks textured narrative or economic or financial logic for treating Senior and Junior tranches within the COFINA structure as pari passu obligations and fails to explain how the allocation of cashflow between GO and GO-guaranteed bonds and COFINA bonds was derived. The proposal was not accepted by affected bondholders.
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
On May 1, 2017, Ambac Assurance sent COFINA a notice of failures to comply with covenants and events of default under COFINA’s bond resolution and enabling legislation. Among other things, Ambac Assurance stated that the Commonwealth had violated its covenant not to limit or restrict the right granted by the Resolution or COFINA’s rights to meet its obligations to its bondholders by enacting the Fiscal Plan Compliance Act; that COFINA had violated its covenant to defend, preserve, and protect the pledge of the Dedicated Sales Tax to COFINA and the rights of COFINA’s bondholders under the Resolution against all claims and demands; and that both covenant violations were incurable and therefore constituted immediate Events of Default under the COFINA resolution. Also on May 1, 2017, the COFINA trustee, Bank of New York Mellon (“BNY”), sent a letter to COFINA and the Puerto Rico Fiscal Agency and FAFAA stating that the Fiscal Plan Compliance Act was inconsistent with COFINA’s and the Commonwealth’s covenants under COFINA’s resolution and enabling legislation, and seeking a response detailing any curative action either intended to take. On May 4, 2017, BNY sent COFINA a notice of default arising out of the Fiscal Plan Compliance Act, and stated that the defaults by COFINA and the Commonwealth would be deemed Events of Default under the COFINA resolution if left uncured within 30 days of Ambac’s May 1, 2017 letter noticing the defaults. Later on May 4, 2017, Ambac Assurance, together with holders of more than 25% of the senior COFINA bonds, sent a letter to BNY demanding immediate acceleration of all senior bonds issued by COFINA. On May 16, 2017, BNY filed an interpleader action in COFINA’s Title III case against COFINA and certain creditors of COFINA, including Ambac Assurance, that have made competing claims of entitlement to funds held by BNY. This action will resolve the parties’ respective entitlements to the funds, including a determination of whether an Event of Default have occurred under the COFINA resolution.
On May 2, 2017, the Oversight Board certified a ten-year fiscal plan (the “PRHTA Fiscal Plan”) for the PRHTA. The PRHTA Fiscal Plan reflects an expectation that the Puerto Rico Treasury and PRHTA will temporarily cease funding debt service payments in July of 2017. The PRHTA Fiscal Plan states that as a result of the “clawback” of certain revenues pledged to PRHTA, PRHTA has insufficient cash flow to service debt. It is currently unclear when the funding of PRHTA debt service payments with pledged revenues will resume. Similar to the revisions of the FEGP, however, PRHTA is drafting a revised fiscal plan (the “Revised PRHTA Fiscal Plan”) as a result of the changes occurring in the wake of Hurricane

| Ambac Financial Group, Inc. 11 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Maria. Like the Revised FEGP, the Revised PRHTA Fiscal Plan will cover 5 fiscal years, inclusive of the Commonwealth’s current fiscal year. A draft Revised PRHTA Fiscal Plan is expected to be presented to the Oversight Board on or around February 9, 2018, after which time the Oversight Board is expected to either recommend revisions to or certify the Revised PRHTA Fiscal Plan.
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
In response to letter requests from Governor Rosselló, the Oversight Board commenced a Title III proceeding for the Commonwealth of Puerto Rico on May 3, 2017 and for COFINA on May 5, 2017, in the United States District Court for the District of Puerto Rico. Subsequently, the Oversight Board commenced a Title III proceeding for the Employees Retirement System ("ERS") and PRHTA on May 21, 2017, and for the Puerto Rico Electric Power Authority ("PREPA") on July 2, 2017. Ambac Assurance has not issued any financial guaranty policies with respect to obligations of ERS or PREPA. As part of the Title III filings for the Commonwealth, COFINA, and PRHTA, the Oversight Board noted that the Oversight Board and the Commonwealth intend to continue pursuing consensual negotiations under the protection of the Title III automatic stay.
On June 14, 2017, Judge Laura Taylor Swain entered an order appointing a team of mediators to facilitate confidential mediation discussions in order to facilitate consensual resolution of certain issues arising in the context of these Title III cases. The mediation team is led by Chief Judge Barbara Houser of the United States Bankruptcy Court for the Northern District of Texas, and consists of Circuit Judge Thomas Ambro of the United States Court of Appeals for the Third Circuit, Senior District Judge Nancy Atlas of the United States District Court for the Southern District of Texas, Bankruptcy Judge Christopher Klein of the United States Bankruptcy Court for the Eastern District of California, and Senior District Judge Victor Marrero of the United States District Court for the Southern District of New York. Confidential mediation proceedings are ongoing. No assurances can be given that consensual resolutions will be achieved with respect to the Commonwealth’s or COFINA’s obligations or those of any other Puerto Rico instrumentality. In addition, Ambac is uncertain how the Title III process will be implemented and to what extent the rights of Ambac Assurance will be respected as part of that process.
On June 30, 2017, the Oversight Board certified the Commonwealth’s fiscal year 2018 budget, which is largely compliant with the FEGP. The budget does not allocate funds for debt service, stating only that it will do so after a Title III plan of adjustment or Title VI agreement is approved by the Court.
Ambac Assurance is party to ten litigations related to its Puerto Rico exposures. These include three litigations challenging the constitutionality and legality of the FEGP and the Fiscal Plan Compliance Act, discussed below under Note 11. Commitments and Contingencies, one of which is an adversary proceeding actively pending in PRHTA’s Title III proceedings. Ambac Assurance filed several of those cases to protect and assert its rights under transaction documents and applicable law. Six of these litigations are stayed under Title III of PROMESA, and one has been stayed by order of the United States District Court for the District of Puerto Rico pending resolution of an interpleader action related to COFINA funds (to which interpleader action Ambac is also a party). The three active litigations are proceeding as adversary proceedings under the Title III process before the United States District Court for the District of Puerto Rico. Accordingly, Ambac is unable to predict when and how the issues raised in those cases will be resolved. If Ambac Assurance is unsuccessful with any of these challenges, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a material negative impact. On September 6, 2017, Hurricane Irma, a Category 5 storm, passed north of Puerto Rico, leaving more than one million people without electricity on the island. On September 20, 2017, Hurricane Maria, a Category 4 storm at the time, made landfall in Puerto Rico, causing severe damage to the island and its infrastructure, including the destruction to a significant portion of the electrical transmission and distribution system. It will take time to fully evaluate and remedy damage to public infrastructure and private property as well as assess future capital needs. In addition, the amount, timing, and structure of anticipated federal aid is uncertain beyond an initial $4.9 billion liquidity loan for Puerto Rico and the U.S. Virgin Islands as part of a $36.5 billion disaster aid bill signed into law on October 26, 2017. Consequently, for at least the near-term, the Commonwealth faces uncertain financial and economic prospects due to the scale and scope of the damage caused by Hurricane Maria. As a result of the damage, the anticipated influx of certain federal funds, and other structural changes following the hurricane, a "Revised FEGP" and a "Revised PRHTA Fiscal Plan" are being drafted, both of which will cover 5 fiscal years, inclusive of the Commonwealth’s current fiscal year. The revised fiscal plans are expected to be presented to the Oversight Board (on or around December 22, 2017 for the "Revised FEGP" and on or around February 9, 2018 for the “Revised PRHTA Fiscal Plan”) after which time the Oversight Board is expected to either recommend revisions to or certify. While certain litigation and mediation deadlines have been postponed, the ultimate impact of Hurricane Maria on Puerto Rico, its instrumentalities, the FEGP, the PRHTA Fiscal Plan, the Title III proceedings and related restructuring activity remains unclear.

| Ambac Financial Group, Inc. 12 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the nine months ended September 30, 2017, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $434,100, which was significantly impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at September 30, 2017, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,500,000. However, there can be no assurance that losses may not exceed such amount.
Impact of Hurricane Maria and Other Natural Disasters
In August and September 2017, there were three major hurricanes, Harvey, Irma and Maria, which made landfall in regions where a number of issuers of Ambac-insured bonds, including municipalities, state or commonwealth instrumentalities, military housing related issuers, residential mortgage backed securities issuers, and utilities, are located.
Areas affected where Ambac has exposure include Houston, Texas, Harris County, Texas, a number of counties in southern and western Florida, the U.S. Virgin Islands and the Commonwealth of Puerto Rico. Early assessments of the near-term credit impact on insured exposure to the hurricanes in Texas and Florida is modest with no expectations of missed debt service payments. However, we continue to monitor the recovery process in both areas for any change in expectations. The credit impact on insured exposures related to Hurricanes Irma and Maria on the U.S. Virgin Islands, where Ambac Assurance has relatively little exposure ($42,615 net par outstanding), and Puerto Rico, where Ambac Assurance has a large exposure ($1.968 billion of net par outstanding), is negative at least in the near-term due to the uncertainty related to the recovery from the hurricanes and to the size and timing of Federal aid and support in the recovery. As previously noted, Ambac has considered these developments and other factors in evaluating its Puerto Rico reserves as well as those related to the U.S. Virgin Islands.
In October 2017, large wildfires in Northern California caused significant damage in a number of municipalities where Ambac Assurance provides financial guaranty insurance. Early assessments of near-term credit impact on insured exposures in the affected areas is modest at this time, but subject to further evaluation as the full scope of the damage becomes available.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. All intercompany balances and transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet was derived from audited financial statements.
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

| Ambac Financial Group, Inc. 13 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $19,142 and $(26,741) for the nine months ended September 30, 2017 and 2016. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro. The significant components of foreign currency transaction gains/(losses), including the respective classifications in the Consolidated Statement of Total Comprehensive Income, are as follows:

•	Remeasurement of loss reserves, classified in Loss and loss expenses, in the amount of $26,556 and $(56,910) for the nine months ended September 30, 2017 and 2016, respectively;

•
Realized gain (losses) from the sale of investment securities and the unrealized gains (losses) of trading and short-term investment securities, classified in Net realized investment gains, in the amount of $(3,780) and $22,030 for the nine months ended September 30, 2017 and 2016, respectively;

•	Remeasurement of premium receivables, classified in Other income, in the amount of $(1,960) and $8,264 for the nine months ended September 30, 2017 and 2016, respectively; and

•
Remeasurement of credit derivative liabilities, classified in Net change in fair value of credit derivative, in the amount of $(1,141) and $(929) for the nine months ended September 30, 2017 and 2016, respectively.

Reclassifications:
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

| Ambac Financial Group, Inc. 14 2017 Third Quarter FORM 10-Q |

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
Revenue recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that amends the accounting guidance for recognizing revenue for contracts with customers to transfer goods and contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017, including interim periods within that reporting period. Ambac will adopt this ASU on January 1, 2018. While we have made significant progress evaluating the ASU, we note that this ASU does not apply to insurance contracts and most financial instruments and therefore is not expected to have a consequential impact on Ambac's financial statements.

| Ambac Financial Group, Inc. 15 2017 Third Quarter FORM 10-Q |

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
We determined that Ambac’s subsidiaries generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting the liabilities (and in certain cases assets). As further described below, we consolidated certain FG VIEs because: (i) we determined, for certain transactions that experienced the aforementioned performance deterioration, that Ambac’s subsidiaries had the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in Ambac's subsidiaries' ability to exercise certain loss remediation activities, or (ii) due to the passive nature of the VIEs’ activities, Ambac’s subsidiaries’ contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to existing VIEs involving Ambac financial guarantees, Ambac is generally required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. In connection with the potential exit from Rehabilitation of the Segregated Account, as further described in Note 1. Background and Business Description, Ambac will need to evaluate consolidation of certain VIEs in the event certain rights are obtained by Ambac Assurance. As further discussed in Note 1. Background and Business Description, the OCI is expected to require Ambac Assurance to obtain their approval with respect to the exercise of certain control rights in connection with policies that had been allocated to the Segregated Account. Accordingly management expects the number of additional VIEs that may be consolidated as a result of the Segregated Account's potential exit from Rehabilitation will be reduced and possibly eliminated. A VIE is deconsolidated in the period that Ambac no longer has such control, which could occur in connection with the execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE. Assets and liabilities of FG VIEs that are consolidated are reported within Variable interest entity assets or Variable interest entity liabilities on the Consolidated Balance Sheets. The net results from such FG VIEs are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).
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

| Ambac Financial Group, Inc. 16 2017 Third Quarter FORM 10-Q |

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
As of September 30, 2017 consolidated FG VIE assets and liabilities relating to 12 consolidated entities were $14,442,384 and $14,321,721, respectively. As of December 31, 2016, consolidated FG VIE assets and liabilities relating to 12 consolidated entities were $13,367,834 and $13,235,425, respectively. As of both September 30, 2017 and December 31, 2016, eight and four consolidated FG VIEs related to transactions insured by Ambac UK and Ambac Assurance, respectively. As of September 30, 2017, FG VIE assets and liabilities of $14,056,435 and $13,941,513 and as of December 31, 2016, FG VIE assets and liabilities of $12,950,009 and $12,833,466 related to transactions guaranteed by Ambac UK. The remaining balance of consolidated FG VIE assets and liabilities are related to transactions guaranteed by Ambac Assurance. Ambac is not primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of most consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
Below is a schedule detailing the change in fair value of the various financial instruments within the consolidated FG VIEs, along with gains (losses) from consolidating and deconsolidating FG VIEs that together comprise Income (loss) on variable interest entities for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) on changes related to:
Net fair value of VIE assets and liabilities	$(4,049)	$2,057	$(1,567)	$(16,119)
Consolidation / Deconsolidation	—	—	—	—
Income (loss) on Variable Interest Entities	$(4,049)	$2,057	$(1,567)	$(16,119)
Ambac consolidated zero and deconsolidated zero VIEs for the three and nine months ended September 30, 2017 and 2016.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Investments:
Corporate obligations	$2,785,608	$2,622,566
Total variable interest entity assets: fixed income securities	$2,785,608	$2,622,566
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of September 30, 2017 and December 31, 2016:

	Estimated fair value	Unpaid principal balance
September 30, 2017:
Loans	$11,557,788	$8,133,313
Long-term debt	12,229,569	9,373,933
December 31, 2016:
Loans	$10,658,963	$7,641,756
Long-term debt	11,155,936	8,854,530
Ambac Sponsored VIEs:

| Ambac Financial Group, Inc. 17 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

A subsidiary of Ambac transferred financial assets to a special purpose entity. The business purpose of this entity was to provide certain financial guarantee clients with funding for their debt obligations. This special purpose entity was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because Ambac Assurance’s policies issued to this entity were allocated to the Segregated Account, thereby limiting Ambac’s control over the entity's most significant economic activities. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At September 30, 2017 and December 31, 2016 the fair value of this entity was $6,337 and $7,382, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of debt outstanding was $421,560 and $388,950 at September 30, 2017 and December 31, 2016, respectively. In each case, Ambac sold assets to this entity. The assets are composed of utility obligations with a weighted average rating of BBB+ at September 30, 2017 and weighted average life of 3.3 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of September 30, 2017 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

•
Insurance premiums paid to Ambac Assurance by this entity are earned in a manner consistent with other insurance policies, over the risk period. Additionally, any losses incurred on such insurance policies are included in Ambac’s Consolidated Statements of Total Comprehensive Income (Loss). Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

In July 2015, Ambac Assurance entered into a secured borrowing transaction whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). Although the Securities were legally sold to the Trust, the Securities will remain in Invested assets on the Consolidated Balance Sheets. The Securities had par and fair value of $301,130 and $351,339 as of September 30, 2017, respectively. Refer to Note 8. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate secured by and entitling the Issuer to all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8%. Both the Trust and the Issuer are consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $78,319 and $102,403 as of September 30, 2017 and December 31, 2016, respectively, and is reported in Long-Term Debt on the Consolidated Balance Sheets.
Interests in Non-Consolidated VIEs
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports this interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $33,677 and $30,003 as of September 30, 2017 and December 31, 2016, respectively. Additionally, at September 30, 2017 Ambac held $45,000 of the debt issued by this VIE.

| Ambac Financial Group, Inc. 18 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of September 30, 2017 and December 31, 2016:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
September 30, 2017:
Global structured finance:
Collateralized debt obligations	$38,405	$182	$—	$(23)
Mortgage-backed—residential	13,589,640	694,449	3,184,474	—
Other consumer asset-backed	2,263,774	24,458	328,216	—
Other commercial asset-backed	1,031,168	32,355	35,321	—
Other	2,616,461	60,812	311,968	10,770
Total global structured finance	19,539,448	812,256	3,859,979	10,747
Global public finance	25,814,183	338,562	374,312	(8,938)
Total	$45,353,631	$1,150,818	$4,234,291	$1,809

December 31, 2016:
Global structured finance:
Collateralized debt obligations	$761,451	$218	$3,319	$(145,402)
Mortgage-backed—residential	14,859,909	725,106	3,118,892	—
Other consumer asset-backed	2,391,604	26,758	302,335	—
Other commercial asset-backed	1,686,256	66,277	64,961	—
Other	2,963,521	66,091	412,929	13,347
Total global structured finance	22,662,741	884,450	3,902,436	(132,055)
Global public finance	25,608,471	338,587	359,142	(8,827)
Total	$48,271,212	$1,223,037	$4,261,578	$(140,882)

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

| Ambac Financial Group, Inc. 19 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Three Months Ended September 30, 2017:
Beginning Balance	$152,847	$11,316	$(125,335)	$38,828
Other comprehensive income (loss) before reclassifications	(7,801)	—	24,624	16,823
Amounts reclassified from accumulated other comprehensive income (loss)	7,367	(338)	—	7,029
Net current period other comprehensive income (loss)	(434)	(338)	24,624	23,852
Balance at September 30, 2017	$152,413	$10,978	$(100,711)	$62,680

Three Months Ended September 30, 2016:
Beginning Balance	$158,924	$9,876	$(118,025)	$50,775
Other comprehensive income (loss) before reclassifications	33,625	—	(13,323)	20,302
Amounts reclassified from accumulated other comprehensive income (loss)	(8,906)	(254)	—	(9,160)
Net current period other comprehensive income (loss)	24,719	(254)	(13,323)	11,142
Balance at September 30, 2016	$183,643	$9,622	$(131,348)	$61,917

Nine Months Ended September 30, 2017:
Beginning Balance	$118,863	$9,367	$(167,220)	$(38,990)
Other comprehensive income (loss) before reclassifications	19,769	—	66,509	86,278
Amounts reclassified from accumulated other comprehensive income (loss)	13,781	1,611	—	15,392
Net current period other comprehensive income (loss)	33,550	1,611	66,509	101,670
Balance at September 30, 2017	$152,413	$10,978	$(100,711)	$62,680

Nine Months Ended September 30, 2016:
Beginning Balance	$50,963	$9,344	$(45,092)	$15,215
Other comprehensive income (loss) before reclassifications	140,810	—	(86,256)	54,554
Amounts reclassified from accumulated other comprehensive income (loss)	(8,130)	278	—	(7,852)
Net current period other comprehensive income (loss)	132,680	278	(86,256)	46,702
Balance at September 30, 2016	$183,643	$9,622	$(131,348)	$61,917

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.

| Ambac Financial Group, Inc. 20 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended September 30,
	2017	2016
Unrealized Gains (Losses) on Available-for-Sale Securities
	$7,367	$(8,906)	Net realized investment (losses) gains and other-than-temporary impairment losses
	—	—	Tax (expense) benefit
	$7,367	$(8,906)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(241)	$(167)	Operating expenses (2)
Actuarial (losses)	(97)	(87)	Operating expenses (2)
	(338)	(254)	Total before tax
	—	—	Tax (expense) benefit
	(338)	(254)	Net of tax and noncontrolling interest
Total reclassifications for the period	$7,029	$(9,160)	Net of tax and noncontrolling interest

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Nine Months Ended September 30,
	2017	2016
Unrealized Gains (Losses) on Available-for-Sale Securities
	$13,781	$(8,130)	Net realized investment (losses) gains and other-than-temporary impairment losses
	—	—	Tax (expense) benefit
	$13,781	$(8,130)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(723)	$(500)	Operating expenses (2)
Actuarial gains	2,334	778	Operating expenses (2)
	1,611	278	Total before tax
	—	—	Tax (expense) benefit
	$1,611	$278	Net of tax and noncontrolling interest
Total reclassifications for the period	$15,392	$(7,852)	Net of tax and noncontrolling interest

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Total Comprehensive Income (Loss).

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
5. NET INCOME PER SHARE
On May 1, 2013, pursuant to the Second Modified Fifth Amended Plan of Reorganization of Ambac (the "Reorganization Plan"), 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 of warrants were issued. Warrants entitled such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the nine months ended September 30, 2017 and 2016, 0 and 136 warrants were exercised, respectively, resulting in an issuance of 0 and 136 shares of common stock, respectively.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10,000 increase to the warrant repurchase program. For the nine months ended September 30, 2017, Ambac repurchased 0 warrants at a cost of $0. As of September 30, 2017, Ambac has repurchased 985,331 warrants totaling $8,092, (average cost of $8.21 per warrant) leaving 4,053,670 warrants outstanding. The remaining aggregate authorization at September 30, 2017 is $11,939.

| Ambac Financial Group, Inc. 21 2017 Third Quarter FORM 10-Q |

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
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	45,404,315	45,229,570	45,355,671	45,206,429
Effect of potential dilutive shares (1):
Warrants	—	293,311	—	—
Restricted stock units	—	156,023	—	105,794
Performance stock units	—	113,179	—	60,481
Diluted weighted average shares outstanding	45,404,315	45,792,083	45,355,671	45,372,704
Anti-dilutive shares excluded from the above reconciliation:
Stock options	126,667	143,334	126,667	143,334
Warrants	4,053,670	—	4,053,670	—
Restricted stock units	68,654	23,334	68,654	23,334
Performance stock units (2)	327,109	—	327,109	—

(1)
For the three and nine months ended September 30, 2017, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

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
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at September 30, 2017 and December 31, 2016, was 2.6% and 2.6%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2017 and December 31, 2016, was 8.9 years and 9.0 years, respectively.
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
In structured finance transactions, the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures of insured structured finance obligations, is generally senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees and other parties are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. At September 30, 2017 and

| Ambac Financial Group, Inc. 22 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

December 31, 2016, $9,289 and $9,186 respectively, of premium receivables were deemed uncollectable. As of September 30, 2017 and December 31, 2016, approximately 23% and 25% of the premium receivables, net of uncollectable receivables, related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, structured insurance, lease securitizations and student loan transactions, which comprised 7%, 6%, 2% and 3%, of the total premium receivables at September 30, 2017 and 8%, 5%, 4% and 3% of the total premium receivables at December 31, 2016, respectively. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at September 30, 2017.
Below is the gross premium receivable roll-forward for the affected periods:

	Nine Months Ended September 30,
	2017	2016
Beginning premium receivable	$661,337	$831,575
Premium receipts	(66,141)	(60,609)
Adjustments for changes in expected and contractual cash flows	(24,407)	(57,932)
Accretion of premium receivable discount	12,326	14,304
Changes to uncollectable premiums	(103)	4,264
Other adjustments (including foreign exchange)	18,745	(25,374)
Ending premium receivable (1)	$601,757	$706,228

(1)
Gross premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At September 30, 2017 and 2016, premium receivables include British Pounds of $153,964 (£114,847) and $195,187 (£150,575), respectively, and Euros of $36,815 (€31,154) and $38,284 (€34,067), respectively.

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three and nine months ended September 30, 2017 was $26,178 and $55,648, respectively, and for the three and nine months ended September 30, 2016 was $18,174 and $38,231, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow. The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date (a refunding) or a specified call date (a pre-refunding). Ambac has evaluated the provisions in policies issued on these obligations and determined those insurance policies have not been legally extinguished. For policies with refunding securities, premium revenue recognition is not impacted as the escrowed maturity date is the same as the previous legal maturity date. For policies with pre-refunding securities, the maturity date of the pre-refunded security has been shortened from its previous legal maturity. Although premium revenue recognition has not been accelerated in the period of the pre-refunding, it results in an increase in the rate at which the policy's remaining UPR is to be recognized.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$(24,696)	$57,282	$(10,543)	$59,096	$(12,184)	$156,582	$(39,364)	$161,058
Assumed	—	20	—	21	—	61	—	64
Ceded	(385)	4,313	(1,526)	5,899	(1,962)	12,889	(8,425)	13,702
Net premiums	$(24,311)	$52,989	$(9,017)	$53,218	$(10,222)	$143,754	$(30,939)	$147,420

| Ambac Financial Group, Inc. 23 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table summarizes net premiums earned by location of risk for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$31,929	$45,257	$108,556	$126,003
United Kingdom	17,273	6,018	28,094	19,111
Other international	3,787	1,943	7,104	2,306
Total	$52,989	$53,218	$143,754	$147,420
The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at September 30, 2017:

	Future premiums to be collected (1)	Future premiums to be earned net of reinsurance (1)
Three months ended:
December 31, 2017	$14,211	$19,425
Twelve months ended:
December 31, 2018	58,939	69,108
December 31, 2019	55,612	62,710
December 31, 2020	52,651	58,482
December 31, 2021	46,202	53,259
Five years ended:
December 31, 2026	202,854	216,188
December 31, 2031	160,963	146,422
December 31, 2036	99,487	85,982
December 31, 2041	33,996	29,902
December 31, 2046	16,050	14,454
December 31, 2051	5,250	6,147
December 31, 2056	240	686
Total	$746,455	$762,765

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

| Ambac Financial Group, Inc. 24 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

•
The PV of expected net cash flows represents the PV of expected cash outflows less the PV of expected cash inflows. The PV of expected net cash flows are impacted by: (i) expected future claims to be paid under an insurance contract, including the impact of potential settlement outcomes upon future installment premiums, (ii) expected recoveries from contractual breaches of RMBS representations and warranties ("R&W") by transaction sponsors, (iii) excess spread within the underlying transaction's cash flow structure, and (iv) other subrogation recoveries, including expected receipts from third parties within the underlying transaction's cash flow structure. Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our estimate of subrogation recoveries, since any remedies under such claims would be non-contractual.

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
The approaches used to estimate expected future claims and expected future recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to material estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes), expected severity of credits for each insurance contract and the timing of expected events including default, commutation and recovery. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at September 30, 2017 and December 31, 2016:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
September 30, 2017:
Loss and loss expense reserves	$2,392,734	$630,338	$2,900,693	$(1,078,173)	$(141,307)	$4,704,285
Subrogation recoverable	615,373	163,749	105,253	(1,588,305)	—	(703,930)
Totals	$3,008,107	$794,087	$3,005,946	$(2,666,478)	$(141,307)	$4,000,355

December 31, 2016:
Loss and loss expense reserves	$2,411,105	$529,703	$2,681,198	$(1,098,096)	$(143,141)	$4,380,769
Subrogation recoverable	583,042	132,139	68,419	(1,468,331)	—	(684,731)
Totals	$2,994,147	$661,842	$2,749,617	$(2,566,427)	$(143,141)	$3,696,038

| Ambac Financial Group, Inc. 25 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Nine Months Ended September 30,
	2017	2016
Beginning gross loss and loss expense reserves	$3,696,038	$2,858,813
Reinsurance recoverable	30,767	44,059
Beginning balance of net loss and loss expense reserves	3,665,271	2,814,754
Losses and loss expenses (benefit):
Current year	5,328	11,033
Prior year	405,589	(238,015)
Total (1) (2)	410,917	(226,982)
Loss and loss expenses (recovered) paid:
Current year	330	2,056
Prior year	148,082	(950,810)
Total	148,412	(948,754)
Foreign exchange effect	26,556	(56,910)
Ending net loss and loss expense reserves	3,954,332	3,479,616
Reinsurance recoverable (3)	46,023	24,298
Ending gross loss and loss expense reserves (4)	$4,000,355	$3,503,914

(1)	Total losses and loss expenses (benefit) includes $(21,189) and $11,990 for the nine months ended September 30, 2017 and 2016, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain R&Ws within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranties for the nine months ended September 30, 2017 and 2016 was $62,451 and $(87,310), respectively.

(3)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $(47) and $143 as of September 30, 2017 and 2016, respectively, related to previously presented loss and loss expenses and subrogation.

(4)	Includes Euro denominated gross loss and loss expense reserves of $21,142 (€17,891) and $17,029 (€15,153) at September 30, 2017 and 2016, respectively.
For 2017, the net adverse development was primarily the result of negative development in certain public finance transactions, including Puerto Rico, and interest accrued on Deferred Amounts partially offset by positive developments in certain Ambac UK transactions.
For 2016, the net positive development was primarily the result of lower estimated projected losses in the RMBS and Student Loan portfolios partially offset by interest accrued on Deferred Amounts and by negative development in certain public finance, including Puerto Rico, and Ambac UK transactions.

| Ambac Financial Group, Inc. 26 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at September 30, 2017 and December 31, 2016. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at September 30, 2017 and December 31, 2016 was 2.5% and 2.7%, respectively.

Surveillance Categories as of September 30, 2017
	I/SL	IA	II	III	IV	V	Total
Number of policies	21	24	31	23	189	4	292
Remaining weighted-average contract period (in years) (1)	9	23	9	25	14	4	17
Gross insured contractual payments outstanding:
Principal	$949,992	$573,865	$1,483,272	$1,913,092	$7,573,829	$49,370	$12,543,420
Interest	258,114	602,701	482,551	7,156,992	2,621,448	18,195	11,140,001
Total	$1,208,106	$1,176,566	$1,965,823	$9,070,084	$10,195,277	$67,565	$23,683,421
Gross undiscounted claim liability (2)	$2,341	$52,976	$94,609	$1,191,399	$6,551,752	$67,533	$7,960,610
Discount, gross claim liability	(215)	(10,757)	(12,371)	(528,293)	(694,892)	(4,462)	(1,250,990)
Gross claim liability before all subrogation and before reinsurance	2,126	42,219	82,238	663,106	5,856,860	63,071	6,709,620
Less:
Gross RMBS subrogation (3)	$—	$—	$—	$—	$(1,861,859)	$—	$(1,861,859)
Discount, RMBS subrogation	—	—	—	—	17,743	—	17,743
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,844,116)	—	(1,844,116)
Less:
Gross other subrogation (4)	—	(10,276)	(10,974)	(57,855)	(811,521)	(13,257)	(903,883)
Discount, other subrogation	—	6,836	2,996	8,906	59,072	3,711	81,521
Discounted other subrogation, before reinsurance	—	(3,440)	(7,978)	(48,949)	(752,449)	(9,546)	(822,362)
Gross claim liability, net of all subrogation and discounts, before reinsurance	2,126	38,779	74,260	614,157	3,260,295	53,525	4,043,142
Less: Unearned premium revenue	(1,243)	(10,205)	(14,057)	(44,894)	(70,613)	(295)	(141,307)
Plus: Loss expense reserves	15,716	3,499	265	5,680	73,360	—	98,520
Gross loss and loss expense reserves	$16,599	$32,073	$60,468	$574,943	$3,263,042	$53,230	$4,000,355
Reinsurance recoverable reported on Balance Sheet (5)	$134	$3,796	$15,086	$39,250	$(12,290)	$—	$45,976

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

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

(5)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $46,023 related to future loss and loss expenses and $(47) related to presented loss and loss expenses and subrogation.

| Ambac Financial Group, Inc. 27 2017 Third Quarter FORM 10-Q |

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

Ambac records estimated subrogation recoveries for breaches of R&Ws by sponsors of certain RMBS transactions. For a discussion of the Random Sample approach utilized to estimate R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. R&W subrogation may include estimates of potential sponsor settlements, but have not been subject to a sampling approach. However, such estimates are not material to Ambac’s financial results and therefore are included in the Random Sample table.
Ambac has recorded R&W subrogation recoveries of $1,844,116 ($1,816,289 net of reinsurance) and $1,907,035 ($1,878,740 net of reinsurance) at September 30, 2017 and December 31, 2016, respectively. The balance of R&W subrogation recoveries and the related loss reserves, using the Random Sample estimation approach, at September 30, 2017 and December 31, 2016, are as follows:

| Ambac Financial Group, Inc. 28 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Random Sample Approach	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2)(3)	Gross loss reserves after subrogation recoveries
At September 30, 2017	$1,310,563	$(1,844,116)	$(533,553)

At December 31, 2016	$1,351,640	$(1,907,035)	$(555,395)

(1)
Amount represents gross loss reserves for policies that have established a representation and warranty subrogation recovery. Includes unpaid RMBS claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

(2)
The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid and unpaid losses plus the present value of expected future cash flows for each policy. To the extent losses have been paid but not yet fully recovered, the recorded amount of R&W subrogation recoveries may exceed the sum of the unpaid claims and the present value of expected cash out flows for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than the sum of unpaid claims and the present value of expected cash flows, the net cash outflow for these policies is recorded as a “Loss and loss expense reserves” liability.

(3)
The sponsor’s repurchase obligation may differ depending on the terms of the particular transaction and the status of the specific loan, such as whether it is performing or has been liquidated or charged off.

Below is the rollforward of R&W subrogation, by random sample estimation approach, for the affected periods:

	Nine Months Ended September 30,
	2017	2016
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,907,035	$2,829,575
Changes recognized during the period:
Impact of sponsor actions (1)	—	(995,000)
All other changes (2)	(62,919)	88,681
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,844,116	$1,923,256

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
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three and nine months ended September 30, 2017, the insurance intangible amortization expense was $45,690 and $116,686, respectively. For the three and nine months ended September 30, 2016, the insurance intangible amortization expense was $44,553 and $134,456, respectively. As of September 30, 2017 and December 31, 2016, the gross carrying value of the insurance intangible asset was $1,576,788 and $1,534,419, respectively. Accumulated amortization of the insurance intangible asset was $698,816 and $572,339, as of September 30, 2017 and December 31, 2016, respectively, resulting in a net insurance intangible asset of $877,972 and $962,080, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

	2017	2018	2019	2020	2021	Thereafter
Amortization expense (1)	$22,983	$78,847	$70,336	$65,037	$59,216	$581,553

(1)
Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing.

| Ambac Financial Group, Inc. 29 2017 Third Quarter FORM 10-Q |

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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2017 and December 31, 2016, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 30 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
September 30, 2017:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$539,254	$539,254	$—	$539,254	$—
Corporate obligations	1,285,468	1,285,468	—	1,285,468	—
Foreign obligations	30,210	30,210	29,271	939	—
U.S. government obligations	89,824	89,824	89,824	—	—
Residential mortgage-backed securities	2,279,639	2,279,639	—	1,568,968	710,671
Collateralized debt obligations	90,925	90,925	—	90,925	—
Other asset-backed securities	662,798	662,798	—	597,660	65,138
Fixed income securities, pledged as collateral:
Short-term	99,424	99,424	99,424	—	—
Short term investments	716,516	716,516	412,681	303,835	—
Other investments (1)	439,987	423,971	68,318	40,050	17,661
Cash and cash equivalents	107,018	107,018	63,115	43,903	—
Loans	10,390	10,370	—	—	10,370
Derivative assets:
Interest rate swaps—asset position	75,051	75,051	—	13,001	62,050
Futures contracts	2,236	2,236	2,236	—	—
Other assets	6,337	6,337	—	—	6,337
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,785,608	2,785,608	—	—	2,785,608
Restricted cash	37,793	37,793	37,793	—	—
Loans	11,557,788	11,557,788	—	—	11,557,788
Derivative assets:
Currency swaps-asset position	57,714	57,714	—	57,714	—
Total financial assets	$20,873,980	$20,857,944	$802,662	$4,541,717	$15,215,623
Financial liabilities:
Long term debt, including accrued interest	$1,405,670	$1,392,295	$—	$1,053,453	$338,842
Derivative liabilities:
Credit derivatives	8,961	8,961	—	—	8,961
Interest rate swaps—asset position	(1,152)	(1,152)	—	(1,152)	—
Interest rate swaps—liability position	83,090	83,090	—	83,090	—
Liabilities for net financial guarantees written (2)	3,302,677	5,187,773	—	—	5,187,773
Variable interest entity liabilities:
Long-term debt	12,229,569	12,229,569	—	9,283,185	2,946,384
Derivative liabilities:
Interest rate swaps—liability position	2,088,922	2,088,922	—	2,088,922	—
Total financial liabilities	$19,117,737	$20,989,458	$—	$12,507,498	$8,481,960

| Ambac Financial Group, Inc. 31 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
December 31, 2016:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$374,368	$374,368	$—	$374,368	$—
Corporate obligations	1,802,165	1,802,165	—	1,802,165	—
Foreign obligations	43,135	43,135	42,212	923	—
U.S. government obligations	36,186	36,186	36,186	—	—
U.S. agency obligations	4,060	4,060	—	4,060	—
Residential mortgage-backed securities	2,351,595	2,351,595	—	1,654,882	696,713
Collateralized debt obligations	113,923	113,923	—	113,923	—
Other asset-backed securities	828,783	828,783	—	762,793	65,990
Fixed income securities, pledged as collateral:
U.S. government obligations	64,905	64,905	64,905	—	—
Short term investments	430,788	430,788	371,367	59,421	—
Other investments (1)	450,307	435,237	83,791	—	14,934
Cash and cash equivalents	91,025	91,025	46,587	44,438	—
Loans	4,160	4,066	—	—	4,066
Derivative assets:
Interest rate swaps—asset position	77,206	77,206	—	16,950	60,256
Futures contracts	536	536	536	—	—
Other assets	7,382	7,382	—	—	7,382
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,622,566	2,622,566	—	—	2,622,566
Restricted cash	4,873	4,873	4,873	—	—
Loans	10,658,963	10,658,963	—	—	10,658,963
Derivative assets:
Currency swaps—asset position	80,407	80,407	—	80,407	—
Total financial assets	$20,047,333	$20,032,169	$650,457	$4,914,330	$14,130,870
Financial liabilities:
Obligations under investment agreements	$82,358	$82,333	$—	$—	$82,333
Long term debt, including accrued interest	1,536,352	1,494,340	—	1,147,728	346,612
Derivative liabilities:
Credit derivatives	15,349	15,349	—	—	15,349
Interest rate swaps—asset position	(61,839)	(61,839)	—	(61,839)	—
Interest rate swaps—liability position	365,776	365,776	—	220,587	145,189
Liabilities for net financial guarantees written (2)	3,009,943	4,490,070	—	—	4,490,070
Variable interest entity liabilities:
Long-term debt	11,155,936	11,155,936	—	8,573,716	2,582,220
Derivative liabilities:
Interest rate swaps—liability position	2,078,601	2,078,601	—	2,078,601	—
Total financial liabilities	$18,182,476	$19,620,566	$—	$11,958,793	$7,661,773

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $297,942 and $336,513 as of September 30, 2017 and December 31, 2016, respectively, which are measured using NAV per share as a practical expedient.

(2)
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

| Ambac Financial Group, Inc. 32 2017 Third Quarter FORM 10-Q |

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2017, approximately 5%, 82% and 13% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2016, approximately 5%, 82% and 13% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. Among the investments valued using internal valuation models are Ambac insured securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. These securities are internally valued based upon the valuation of Ambac Assurance's surplus notes and comprise 12% and 12% of the portfolio at September 30, 2017 and December 31, 2016, respectively.
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
Valuation Inputs
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: A portion of these securities are guaranteed under policies that are subject to the Segregated Account Rehabilitation Plan and have projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. The fair value of such securities classified as Level 3 was $684,638 and $696,713 at September 30, 2017 and December 31, 2016, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation

| Ambac Financial Group, Inc. 33 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Plan, are to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further description of the Segregated Account Rehabilitation Plan and its impact on the payment of Segregated Account policy claims and surplus note redemptions.
The remaining portion of Level 3 residential mortgage-backed securities are an Ambac-insured re-REMIC containing distressed mortgage-backed securities as collateral, the fair value of which was $26,033 at September 30, 2017. There were $0 such securities classified as Level 3 as of December 31, 2016. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at September 30, 2017 were as follows:

September 30, 2017
a. Coupon rate:	1.74%
b. Average Life:	0.86 years
c. Yield:	10.00%
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $65,138 and $65,990 at September 30, 2017 and December 31, 2016, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at September 30, 2017 and December 31, 2016 include the following weighted averages:

September 30, 2017:		December 31, 2016:
a. Coupon rate:	5.97%	a. Coupon rate:	5.93%
b. Average Life:	17.26 years	b. Maturity:	17.74 years
c. Yield:	13.50%	c. Yield:	13.50%
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
Other investments also includes Ambac's equity interest in a non-consolidated VIE, which is carried under the equity method. Valuation of this equity interest is internally calculated using a discounted cash flow approach and is classified as Level 3.
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. The fair value of credit derivative liabilities was reduced by $823 and $1,924 at September 30, 2017 and December 31, 2016, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swaps may also require an adjustment to fair value to reflect Ambac’s credit risk. During the three months ended June 30, 2017, interest rate swaps that had incorporated an Ambac CVA into the valuation were terminated. As a result, derivative liabilities are no longer reduced as a result of Ambac CVA at September 30, 2017 compared to $44,943 at December 31, 2016. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations.
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

| Ambac Financial Group, Inc. 34 2017 Third Quarter FORM 10-Q |

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
Information about the above described model inputs used to determine the fair value of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of September 30, 2017 and December 31, 2016 is summarized below:

	September 30, 2017	December 31, 2016
Notional outstanding	$397,003	$737,380
Weighted average reference obligation price	93.7	93.5
Weighted average life (WAL) in years	6.5	5.2
Weighted average credit rating	BBB+	A-
Weighted average relative change ratio	29.4%	31.6%
CVA percentage	8.41%	11.14%
Fair value of derivative liabilities	$8,961	$15,349
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

| Ambac Financial Group, Inc. 35 2017 Third Quarter FORM 10-Q |

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
European ABS transactions: The fair value of such obligations classified as Level 3 was $2,914,985 and $2,551,278 at September 30, 2017 and December 31, 2016, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at September 30, 2017 and December 31, 2016 include the following weighted averages:

| Ambac Financial Group, Inc. 36 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

September 30, 2017:		December 31, 2016:
a. Coupon rate:	0.40%	a. Coupon rate:	0.46%
b. Maturity:	15.55 years	b. Maturity:	16.16 years
c. Yield:	4.90%	c. Yield:	4.95%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $31,399 and $30,942 at September 30, 2017 and December 31, 2016, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac, when applicable, discounted at a rate that incorporates Ambac’s own credit risk. As a result of a negotiated settlement to refinance this Ambac-insured debt, the valuation input for maturity as of September 30, 2017 reflects the final paydown date of the bond which occurred in October 2017. Significant inputs for the valuation at September 30, 2017 and December 31, 2016, include the following weighted averages:

September 30, 2017:		December 31, 2016:
a. Coupon rate:	5.88%	a. Coupon rate:	5.88%
b. Maturity:	0.06 years	b. Maturity:	20.85 years
c. Yield:	5.88%	c. Yield:	5.86%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at September 30, 2017 and December 31, 2016 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.0% and 3.6% at September 30, 2017 and December 31, 2016, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
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

| Ambac Financial Group, Inc. 37 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Three Months Ended September 30, 2017:
Balance, beginning of period	$765,682	$6,691	$52,729	$2,722,316	$11,301,298	$(2,804,218)	$12,044,498
Total gains/(losses) realized and unrealized:
Included in earnings	8,330	(354)	2,031	(18,064)	137,513	(62,887)	66,569
Included in other comprehensive income	8,557	—	—	81,356	327,087	(84,793)	332,207
Purchases	—	—	—	—	—	—	—
Settlements	(6,760)	—	(1,671)	—	(208,110)	5,514	(211,027)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$775,809	$6,337	$53,089	$2,785,608	$11,557,788	$(2,946,384)	$12,232,247
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(354)	$1,889	$(18,064)	$137,513	$(62,887)	$58,097

Three Months Ended September 30, 2016:
Balance, beginning of period	$722,670	$8,687	$(104,032)	$2,577,293	$11,074,772	$(2,258,009)	$12,021,381
Total gains/(losses) realized and unrealized:
Included in earnings	15,804	(958)	(12,220)	307,147	690,431	(378,139)	622,065
Included in other comprehensive income	12,334	—	—	(55,755)	(221,934)	49,126	(216,229)
Purchases	7,126	—	—	—	—	—	7,126
Settlements	(5,460)	—	(2,854)	—	(66,503)	3,722	(71,095)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$752,474	$7,729	$(119,106)	$2,828,685	$11,476,766	$(2,583,300)	$12,363,248
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(958)	$(12,450)	$307,147	$690,431	$(378,139)	$606,031

| Ambac Financial Group, Inc. 38 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Nine Months Ended September 30, 2017:
Balance, beginning of period	$762,703	$7,382	$(100,282)	$2,622,566	$10,658,963	$(2,582,220)	$11,369,112
Total gains/(losses) realized and unrealized:
Included in earnings	34,628	(1,045)	53,329	(49,518)	515,904	(143,194)	410,104
Included in other comprehensive income	25,654	—	—	228,487	913,477	(233,187)	934,431
Purchases	35,781	—	—	—	—	—	35,781
Sales	(79,319)	—	—	—	—	—	(79,319)
Settlements	(25,716)	—	100,042	(15,927)	(530,556)	12,217	(459,940)
Transfers into Level 3	22,078	—	—	—	—	—	22,078
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$775,809	$6,337	$53,089	$2,785,608	$11,557,788	$(2,946,384)	$12,232,247
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,045)	$5,640	$(49,518)	$515,904	$(143,194)	$327,787

Nine Months Ended September 30, 2016:
Balance, beginning of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
Total gains/(losses) realized and unrealized:
Included in earnings	42,823	(967)	(23,250)	571,739	1,367,063	(712,696)	1,244,712
Included in other comprehensive income	35,570	—	—	(331,610)	(1,385,893)	355,086	(1,326,847)
Purchases	99,018	—	—	—	—	—	99,018
Settlements	(14,619)	—	3,336	—	(194,728)	216,582	10,571
Transfers in Level 3	100,798	—	—	—	—	—	100,798
Transfers out of Level 3	—	—	—	—	—	737,898	737,898
Balance, end of period	$752,474	$7,729	$(119,106)	$2,828,685	$11,476,766	$(2,583,300)	$12,363,248
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(967)	$(24,026)	$571,739	$1,367,063	$(712,696)	$1,201,113

| Ambac Financial Group, Inc. 39 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$65,366	$700,316	$765,682	$71,820	$650,850	$722,670
Total gains/(losses) realized and unrealized:
Included in earnings	420	7,910	8,330	999	14,805	15,804
Included in other comprehensive income	(383)	8,940	8,557	336	11,998	12,334
Purchases	—	—	—	—	7,126	7,126
Settlements	(265)	(6,495)	(6,760)	(256)	(5,204)	(5,460)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$65,138	$710,671	$775,809	$72,899	$679,575	$752,474
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level 3 - Investments by Class:
	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$65,990	$696,713	$762,703	$—	$488,884	$488,884
Total gains/(losses) realized and unrealized:
Included in earnings	1,129	33,499	34,628	1,560	41,263	42,823
Included in other comprehensive income	(1,217)	26,871	25,654	1,401	34,169	35,570
Purchases	—	35,781	35,781	—	99,018	99,018
Sales	—	(79,319)	(79,319)	—	—	—
Settlements	(764)	(24,952)	(25,716)	(769)	(13,850)	(14,619)
Transfers into Level 3	—	22,078	22,078	70,707	30,091	100,798
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	65,138	710,671	775,809	72,899	679,575	752,474
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

| Ambac Financial Group, Inc. 40 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Derivatives by Class:
	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$61,735	$(9,006)	$52,729	$(85,825)	$(18,207)	$(104,032)
Total gains/(losses) realized and unrealized:
Included in earnings	1,852	179	2,031	(13,953)	1,733	(12,220)
Settlements	(1,537)	(134)	(1,671)	(2,628)	(226)	(2,854)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$62,050	$(8,961)	$53,089	$(102,406)	$(16,700)	$(119,106)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1,852	$37	$1,889	$(13,953)	$1,503	$(12,450)

Level 3 - Derivatives by Class:
	Nine Months Ended September 30, 2017:			Nine Months Ended September 30, 2016:
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(84,933)	$(15,349)	$(100,282)	$(64,649)	$(34,543)	$(99,192)
Total gains/(losses) realized and unrealized:
Included in earnings	45,474	7,855	53,329	(41,804)	18,554	(23,250)
Settlements	101,509	(1,467)	100,042	4,047	(711)	3,336
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$62,050	$(8,961)	$53,089	$(102,406)	$(16,700)	$(119,106)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$5,715	$(75)	$5,640	$(41,804)	$17,778	$(24,026)
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

| Ambac Financial Group, Inc. 41 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income or (loss)
Three Months Ended September 30, 2017:
Total gains or losses included in earnings for the period	$8,330	$134	$45	$1,852	$56,562	$(354)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	37	1,852	56,562	(354)

Three Months Ended September 30, 2016:
Total gains or losses included in earnings for the period	$15,804	$226	$1,507	$(13,953)	$619,439	$(958)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	1,503	(13,953)	619,439	(958)

Nine Months Ended September 30, 2017:
Total gains or losses included in earnings for the period	$34,628	$1,467	$6,388	$45,474	$323,192	$(1,045)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(75)	5,715	323,192	(1,045)

Nine Months Ended September 30, 2016:
Total gains or losses included in earnings for the period	$42,823	$711	$17,843	$(41,804)	$1,226,106	$(967)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	17,778	(41,804)	1,226,106	(967)

| Ambac Financial Group, Inc. 42 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

8. INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed income securities classified as available-for-sale and equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities and are reported within Other investments on the Consolidated Balance Sheets. Other investments also include Ambac's debt and equity interests in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.
Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other-than temporary Impairments (1)
September 30, 2017:
Fixed income securities:
Municipal obligations	$537,068	$10,827	$8,641	$539,254	$—
Corporate obligations	1,278,995	12,804	6,331	1,285,468	—
Foreign obligations	29,863	510	163	30,210	—
U.S. government obligations	90,960	519	1,655	89,824	—
U.S. agency obligations	—	—	—	—	—
Residential mortgage-backed securities	2,197,085	101,487	18,933	2,279,639	16,481
Collateralized debt obligations	90,556	369	—	90,925	—
Other asset-backed securities	601,028	69,882	8,112	662,798	—
	4,825,555	196,398	43,835	4,978,118	16,481
Short-term	716,666	10	160	716,516	—
	5,542,221	196,408	43,995	5,694,634	16,481
Fixed income securities pledged as collateral:
Short-term	99,424	—	—	99,424	—
Total collateralized investments	99,424	—	—	99,424	—
Total available-for-sale investments	$5,641,645	$196,408	$43,995	$5,794,058	$16,481

December 31, 2016:
Fixed income securities:
Municipal obligations	$376,064	$5,509	$7,205	$374,368	$—
Corporate obligations	1,803,136	19,589	20,560	1,802,165	—
Foreign obligations	41,932	1,303	100	43,135	—
U.S. government obligations	33,732	2,551	97	36,186	—
U.S. agency obligations	4,063	—	3	4,060	—
Residential mortgage-backed securities	2,284,425	110,955	43,785	2,351,595	35,232
Collateralized debt obligations	113,650	493	220	113,923	—
Other asset-backed securities	778,383	58,028	7,628	828,783	—
	5,435,385	198,428	79,598	5,554,215	35,232
Short-term	430,827	5	44	430,788	—
	5,866,212	198,433	79,642	5,985,003	35,232
Fixed income securities pledged as collateral:
U.S. government obligations	64,833	72	—	64,905	—
Total collateralized investments	64,833	72	—	64,905	—
Total available-for-sale investments	$5,931,045	$198,505	$79,642	$6,049,908	$35,232

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of September 30, 2017 and December 31, 2016.

| Ambac Financial Group, Inc. 43 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2017, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$928,100	$928,060
Due after one year through five years	771,616	775,497
Due after five years through ten years	544,655	546,607
Due after ten years	508,605	510,532
	2,752,976	2,760,696
Residential mortgage-backed securities	2,197,085	2,279,639
Collateralized debt obligations	90,556	90,925
Other asset-backed securities	601,028	662,798
Total	$5,641,645	$5,794,058
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2017:
Fixed income securities:
Municipal obligations	$305,343	$7,848	$18,144	$793	$323,487	$8,641
Corporate obligations	347,247	4,696	55,831	1,635	403,078	6,331
Foreign obligations	12,179	141	1,029	22	13,208	163
U.S. government obligations	81,227	1,655	—	—	81,227	1,655
U.S. agency obligations	—	—	—	—	—	—
Residential mortgage-backed securities	270,691	5,447	436,052	13,486	706,743	18,933
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	97,058	108	66,981	8,004	164,039	8,112
	1,113,745	19,895	578,037	23,940	1,691,782	43,835
Short-term	290,938	160	—	—	290,938	160
Total temporarily impaired securities	$1,404,683	$20,055	$578,037	$23,940	$1,982,720	$43,995

| Ambac Financial Group, Inc. 44 2017 Third Quarter FORM 10-Q |

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
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of September 30, 2017 and December 31, 2016 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of September 30, 2017, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at September 30, 2017, $1,090,352 of the total fair value and $35,661 of the unrealized loss related to below investment grade and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2016, $890,952 of the total fair value and $53,273 of the unrealized loss related to below investment grade and non-rated securities. With respect to Ambac guaranteed securities, future cash flows relating to those invested assets include the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac claim payments, including Deferred Amounts (as defined in the Segregated Account Rehabilitation Plan) for securities with policies allocated to the Segregated Account. Ambac estimates the timing of such claim payment receipts but the actual timing of such amounts are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, or the accretion rate on Deferred Amounts, may have a material effect on the fair value of Ambac insured securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description and to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.

| Ambac Financial Group, Inc. 45 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Municipal and corporate obligations
The gross unrealized losses on municipal and corporate obligations as of September 30, 2017 are primarily the result of the increase in interest rates since purchase (or the Fresh Start Reporting Date of April 30, 2013 if owned as of that date). These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $18,933 of unrealized losses on residential mortgage-backed securities, $18,933 is attributable to Ambac insured securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since either the purchase date or Fresh Start Reporting Date of April 30, 2013 for securities owned prior to such date. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. Additionally, for Ambac insured securities that are allocated to the Segregated Account, expected future cash flows include assumptions about the timing of Ambac Assurance claim payments, including interest on Deferred Amounts, although the actual timing of such payments are at the sole discretion of the Rehabilitator. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at September 30, 2017 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross realized gains on securities	$14,430	$3,912	$25,374	$10,391
Gross realized losses on securities	(4,932)	(561)	(16,160)	(4,673)
Net foreign exchange (losses) gains	(3,348)	8,398	(3,780)	22,030
Net realized gains (losses)	$6,150	$11,749	$5,434	$27,748
Net other-than-temporary impairments (1)	$(13,510)	$(2,853)	$(19,215)	$(19,628)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that Ambac will be required to sell before recovery of the amortized cost basis.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac insured securities. Such changes in estimated claim payments on Ambac insured securities contributed to net other-than-temporary impairments for the three and nine months ended September 30, 2017 and 2016, presented in the table above. Further changes to the estimated timing of claim payments could result in additional other-than-temporary impairment charges in the future. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold securities that are in an unrealized loss position, which could result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of September 30, 2017 and 2016 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$52,070	$31,176
Additions for credit impairments recognized on:
Securities not previously impaired	3,274	2,257
Securities previously impaired	11,596	16,672
Balance, end of period	$66,940	$50,105
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

| Ambac Financial Group, Inc. 46 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to investment agreement and derivative counterparties at September 30, 2017 and December 31, 2016:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
September 30, 2017:
Cash and securities pledged directly from the investment portfolio	$123,985	$—	$123,985

December 31, 2016:
Cash and securities pledged directly from the investment portfolio	$291,545	$88,940	$202,605
Securities carried at $6,019 and $5,872 at September 30, 2017 and December 31, 2016, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $351,339 and $360,759 at September 30, 2017 and December 31, 2016, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2017 and December 31, 2016, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating (1)
September 30, 2017:
Ambac Assurance Corporation (2)	$465,075	$32,073	$2,731,184	$3,228,332	CC
National Public Finance Guarantee Corporation	21,395	—	—	21,395	BBB
Assured Guaranty Municipal Corporation	6,058	—	—	6,058	BBB+
MBIA Insurance Corporation	—	—	—	—
Total	$492,528	$32,073	$2,731,184	$3,255,785	CC

December 31, 2016:
Ambac Assurance Corporation (2)	$81,651	$—	$2,739,073	$2,820,724	CC
National Public Finance Guarantee Corporation	38,687	—	—	38,687	A-
Assured Guaranty Municipal Corporation	25,660	—	—	25,660	AA
MBIA Insurance Corporation	—	2,630	—	2,630	BBB+
Total	$145,998	$2,630	$2,739,073	$2,887,701	CC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes corporate obligations and asset-backed securities with a fair value of $171,034 and $118,813 at September 30, 2017 and December 31, 2016, respectively, insured by Ambac UK.
Equity Interests:
Ambac's investment portfolio includes equity interests in various pooled investment funds, which are classified as trading. The fair value and additional information about such investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the

| Ambac Financial Group, Inc. 47 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

table, fair value reported is determined using NAV per share as a practical expedient. There are no unfunded commitments applicable to any of these investments for the periods disclosed.

	Fair Value
Class of Funds	September 30, 2017	December 31, 2016	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$32,138	$33,303	quarterly	10 business days
Diversified hedge fund strategies (2)	52,324	53,985	semi-monthly	15 - 30 days
Interest rate products (3) (7)	151,650	261,315	daily, weekly or monthly	0 - 30 days
Illiquid investments (4)	66,283	39,068	quarterly	180 days
Insurance-linked investments (5)	23,308	—	quarterly	90-120 days
Equity market investments (6) (7)	40,557	32,633	daily	0 days
Total equity investments in pooled funds	$366,260	$420,304

(1)	Investments consist of UK property to generate income and capital growth.

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

(7)
Interest rate products include $27,761 at September 30, 2017 and $51,158 at December 31, 2016 and equity market investments include $40,557 at September 30, 2017 and $32,633 at December 31, 2016 that have readily determinable fair values priced through pricing vendors.

Ambac also holds debt and equity interests in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes. The investment in debt securities is accounted for as trading and the equity interest is accounted for under the equity method.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed income securities	$81,054	$81,831	$236,876	$207,358
Short-term investments	1,986	194	4,124	1,124
Loans	187	97	361	273
Investment expense	(2,228)	(2,592)	(6,269)	(6,875)
Securities available-for-sale and short-term	80,999	79,530	235,092	201,880
Other investments	6,178	11,387	18,804	20,616
Total net investment income	$87,177	$90,917	$253,896	$222,496
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net gains (losses) recognized during the period on trading securities	$4,919	$10,197	$15,130	$17,145
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	5,024	1,859	8,140	5,268
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$(105)	$8,338	$6,990	$11,877

| Ambac Financial Group, Inc. 48 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
September 30, 2017:
Derivative Assets:
Interest rate swaps	$76,203	$1,152	$75,051	$—	$75,051
Futures contracts	2,236	—	2,236	—	2,236
Total non-VIE derivative assets	$78,439	$1,152	$77,287	$—	$77,287
Derivative Liabilities:
Credit derivatives	$8,961	$—	$8,961	$—	$8,961
Interest rate swaps	83,090	1,152	81,938	81,762	176
Total non-VIE derivative liabilities	$92,051	$1,152	$90,899	$81,762	$9,137
Variable Interest Entities Derivative Assets:
Currency swaps	$57,714	$—	$57,714	$—	$57,714
Total VIE derivative assets	$57,714	$—	$57,714	$—	$57,714
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,088,922	$—	$2,088,922	$—	$2,088,922
Total VIE derivative liabilities	$2,088,922	$—	$2,088,922	$—	$2,088,922

December 31, 2016:
Derivative Assets:
Interest rate swaps	$139,045	$61,839	$77,206	$—	$77,206
Futures contracts	536	—	536	—	536
Total non-VIE derivative assets	$139,581	$61,839	$77,742	$—	$77,742
Derivative Liabilities:
Credit derivatives	$15,349	$—	$15,349	$—	$15,349
Interest rate swaps	365,776	61,839	303,937	156,925	147,012
Total non-VIE derivative liabilities	$381,125	$61,839	$319,286	$156,925	$162,361
Variable Interest Entities Derivative Assets:
Currency swaps	$80,407	$—	$80,407	$—	$80,407
Total VIE derivative assets	$80,407	$—	$80,407	$—	$80,407
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,078,601	$—	$2,078,601	$—	$2,078,601
Total VIE derivative liabilities	$2,078,601	$—	$2,078,601	$—	$2,078,601
Effective January 3, 2017, the central clearing party ("CCP") for certain of Ambac's derivative contracts changed its rules governing the character of variation payments. Under the new CCP rules, variation payments are considered settlements of the associated derivative balance. Prior to the rule change such variation payments were considered to be margin and were not offset against the fair value of the derivatives, but were recognized as collateral receivable or payable. The amount of variation margin included within "Other assets" on the Consolidated Balance Sheet as of December 31, 2016, and was applied as a reduction to derivative liabilities effective January 3, 2017 under the new CCP rules is $71,023. Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $24,561 and $137,701 as of September 30, 2017 and December 31, 2016, respectively. There were no amounts held representing an obligation to return cash collateral as of September 30, 2017 and December 31, 2016.

| Ambac Financial Group, Inc. 49 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Non-VIEs:
Credit derivatives	Net change in fair value of credit derivatives	$179	$1,733	$7,855	$18,554
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on interest rate derivatives	3,394	(14,646)	40,643	(125,079)
Futures contracts	Net gains (losses) on interest rate derivatives	590	136	(4,105)	(9,186)
Total Non-VIE derivatives		3,984	(14,510)	36,538	(134,265)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	(7,794)	5,509	(22,693)	31,814
Interest rate swaps	Income (loss) on variable interest entities	(24,851)	(180,744)	(10,321)	(339,524)
Total Variable Interest Entities		(32,645)	(175,235)	(33,014)	(307,710)
Total derivative contracts		$(28,482)	$(188,012)	$11,379	$(423,421)
Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at September 30, 2017 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following table summarizes the gross principal notional outstanding for CDS contracts, by Ambac rating as of September 30, 2017 and December 31, 2016:

Ambac Rating	September 30, 2017	December 31, 2016
AAA	$—	$—
AA	175,576	315,201
A	—	227,146
BBB (1)	147,712	127,250
Below investment grade (2)	73,715	67,783
Total	$397,003	$737,380

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

| Ambac Financial Group, Inc. 50 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes other information related to credit derivatives outstanding as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Number of CDS transactions	4	8
Remaining expected weighted-average life of obligations (in years)	6.5	5.2
Gross principal notional outstanding	$397,003	$737,380
Net derivative liabilities at fair value	$8,961	$15,349
The maximum potential amount of future payments under Ambac’s credit derivative contracts is generally the gross principal notional outstanding amount included in the above table plus future interest payments by the derivative reference obligations. Since Ambac’s credit derivatives typically reference obligations of or assets held by special purpose entities that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 3. Special Purpose Entities, Including Variable Interest Entities.
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
Adversely classified credits are assigned risk classifications by the Portfolio Risk Management group. As of September 30, 2017, there are two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $6,180 and gross notional principal outstanding of $73,715. As of December 31, 2016, there were two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $6,123 and total notional principal outstanding of $67,783.
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Additionally, AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of September 30, 2017 and December 31, 2016 the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of derivative	September 30, 2017	December 31, 2016
Interest rate swaps—receive-fixed/pay-variable	$1,431,977	$973,130
Interest rate swaps—pay-fixed/receive-variable	384,235	1,874,678
US Treasury futures contracts—short	1,555,000	195,000
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of September 30, 2017 and December 31, 2016 are as follows:

	Notional
Type of VIE derivative	September 30, 2017	December 31, 2016
Interest rate swaps—receive-fixed/pay-variable	$1,471,309	$1,352,010
Interest rate swaps—pay-fixed/receive-variable	2,471,105	2,300,584
Currency swaps	398,270	312,357
Credit derivatives	12,001	12,059
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

| Ambac Financial Group, Inc. 51 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

As of September 30, 2017 and December 31, 2016, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $81,762 and $82,944, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $115,037 and $128,754, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on September 30, 2017, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
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
As of September 30, 2017 Ambac had loss carryforwards totaling $4,259,092. This includes carryforwards of $62,947 relating to U.S. capital losses and an ordinary U.S. federal net operating tax carryforward of approximately $4,196,145, which, if not utilized, will begin expiring in 2029, and will fully expire in 2038. Ambac's capital losses will begin expiring in 2017 and fully expire in 2022.
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at September 30, 2017 and December 31, 2016 are presented below:

	September 30, 2017	December 31, 2016
Deferred tax liabilities:
Insurance intangible	$307,290	$336,728
Variable interest entities	42,232	46,343
Investments	91,231	38,656
Unearned premiums and credit fees	64,807	68,682
Unremitted foreign earnings	74,459	30,699
Other	4,173	4,276
Total deferred tax liabilities	584,192	525,384
Deferred tax assets:
Net operating loss and capital carryforward	1,490,682	1,409,565
Loss reserves	269,597	224,553
AMT Credits	31,532	31,532
Compensation	4,967	4,759
Other	8,878	11,967
Subtotal deferred tax assets	1,805,656	1,682,376
Valuation allowance	1,223,394	1,158,712
Total deferred tax assets	582,262	523,664
Net deferred tax (liability)	$(1,930)	$(1,720)
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

| Ambac Financial Group, Inc. 52 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

U.S. and foreign components of pre-tax income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S.	$(211,769)	$45,238	$(428,264)	$171,137
Foreign	26,303	71,482	150,930	19,948
Total	$(185,466)	$116,720	$(277,334)	$191,085
The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current taxes
U. S. federal	$(617)	$2,635	$—	$2,711
U.S. state and local	—	191	—	428
Foreign	6,056	12,456	31,902	18,852
Current taxes	5,439	15,282	31,902	21,991
Deferred taxes
Deferred taxes	—	—	—	(114)
Provision for income taxes	$5,439	$15,282	$31,902	$21,877
NOL Usage
Pursuant to the Amended TSA (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016), to the extent Ambac Assurance generates taxable income after September 30, 2011, which is offset with "Allocated NOLs" of $3,650,000, it is obligated to make payments (“Tolling Payments”), subject to certain credits, to Ambac in accordance with the following NOL usage table, where the “Applicable Percentage” is applied to the aggregate amount of federal income tax liability that would have been paid if the Allocated NOLs were not available. Pursuant to the Closing Agreement between Ambac and the Internal Revenue Service ("IRS"), the IRS will receive 12.5% of Tier C and 17.5% of Tier D payments, if made.
NOL Usage Table

NOL Usage Tier	Allocated NOLs			Applicable Percentage
A	The first	$479,000		15%
B	The next	$1,057,000	after Tier A	40%
C	The next	$1,057,000	after Tier B	10%
D	The next	$1,057,000	after Tier C	15%
Any post determination date NOLs generated by Ambac Assurance are utilized prior to any Allocated NOLs for which Tolling Payments will be due. Ambac Assurance utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2016, generating cumulative taxable income of $1,086,124. Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits. For the two years ended December 31, 2016, Ambac Assurance utilized all of the $479,000 Tier A NOL and $607,124 of the $1,057,000 Tier B NOL resulting in cumulative Tolling Payments, net of applicable credits, of $100,145, of which $71,454 was paid to Ambac in 2016 and $28,691 was paid in 2017. For the nine months ended September 30, 2017, Ambac Assurance generated a new post determination date NOL of $253,843, which must be utilized by Ambac Assurance before further Tolling Payments accrue.
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
As of September 30, 2017, the remaining balance of the $4,196,145 NOL allocated to Ambac Assurance was $2,817,719. As of September 30, 2017 Ambac's NOL was $1,378,426.

| Ambac Financial Group, Inc. 53 2017 Third Quarter FORM 10-Q |

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
In connection with the Rehabilitation Exit Transactions, the Rehabilitator filed on September 25, 2017 a Motion to Further Amend The Plan of Rehabilitation Confirmed on January 24, 2011 To Facilitate An Exit from Rehabilitation. On September 26, 2017, the Rehabilitation Court entered a scheduling order in connection with this motion providing that objections to the motion shall be filed by November 24, 2017, the Rehabilitator’s response to any objections shall be filed by December 11, 2017, the Rehabilitator’s Pretrial Report shall be filed by December 11, 2017, the Pretrial Conference shall be held on December 14, 2017, and the evidentiary Confirmation Hearing shall be held on January 4 and 5, 2018.
Litigation Against Ambac
Ori Wilbush, individually and on behalf of all others similarly situated v. Ambac Financial Group, Inc., Diana N. Adams, David Trick, Jeffrey S. Stein, Nader Tavakoli and Cathleen Matanle (United States District Court, Southern District of New York, Civil Action No. 16-cv-05076-RMB, filed on June 28, 2016). Defendants filed a motion to dismiss the amended complaint on February 27, 2017, which plaintiff opposed. On September 5, 2017, the Court granted defendants’ motion dismissing the amended complaint.
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

Ambac Assurance is defending several lawsuits in which borrowers have brought declaratory judgment actions claiming, among other things, that Ambac Assurance’s claims for specific performance related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond, as required under the applicable loan documents (see Litigation Filed By Ambac), are time-barred or are barred by the doctrine of laches, that Ambac lacks standing on the basis that there has been an “Ambac Default,” and that Ambac is not entitled to specific performance pursuant to the terms of the loan documents. Ambac Assurance is a defendant in various lawsuits, including the following:

•
Meade Communities LLC v. Ambac Assurance Corporation (Circuit Court, Anne Arundel County, Maryland, Case No. C-02-CV-15-003745). On April 26, 2017, the court granted a motion by Meade to amend its complaint to add a new count that Ambac had allegedly "unreasonably withheld" consent to a proposed Out-Year Development plan submitted by Meade to Ambac for approval. On April 28, 2017, Ambac Assurance filed a motion for summary judgment on all counts of the original Meade complaint. On April 28, 2017, Meade filed a motion for partial summary judgment on two counts of the complaint and certain Ambac Assurance affirmative defenses. On June 2, 2017, the parties filed oppositions to the summary judgment motions. The parties filed reply briefs in support of their motions on June 16, 2017. On July 14, 2017, the parties cross-moved for summary judgment on the additional count added to the amended complaint on April 26, 2017. The court heard oral argument on all motions for summary judgment on September 1, 2017. On October 20, 2017, the court granted Meade's motion for summary judgment that the statute of limitations had run on Ambac Assurance's counterclaim for specific performance and that this ruling was sufficient to fully resolve Meade's claims and Ambac's counterclaims concerning the debt service reserve surety bond.

| Ambac Financial Group, Inc. 54 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

•
Monterey Bay Military Housing LLC and Monterey Bay Land LLC v. Ambac Assurance Corporation (Superior Court, Monterey County, California, Case No. 15CV000599). On March 30, 2017, Ambac Assurance filed a motion for summary judgment on all counts of the Monterey Bay complaint. On March 30, 2017, Monterey Bay filed a motion for partial summary judgment on two counts of the complaint and certain Ambac Assurance affirmative defenses. The parties filed their opposition briefs on June 2, 2017 and reply briefs on June 9, 2017. On June 19, 2017, the court issued a preliminary order that partially granted Monterey Bay's motion for summary judgment and ruled that the California statute of limitations had run on Ambac Assurance's claim for specific performance, subject to Ambac Assurance's defense of equitable tolling. The court also partially granted Ambac Assurance's motion for summary judgment on certain of Monterey Bay's declaratory judgment claims. On June 23, 2017, Ambac Assurance withdrew its defense of equitable tolling. The parties agreed that the court's summary judgment ruling on the statute of limitations was sufficient to end the case at the trial court level and submitted final orders to the court for approval. The court signed the final orders on July 13, 2017. On September 14, 2017, Ambac Assurance filed a notice of appeal.

Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017).  Plaintiffs-the corporate developers of various military housing projects-filed a complaint asserting claims for (i) violation of 18 U.S.C §§ 1962(c) and 1962(d) (civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspiracy to commit civil RICO), (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) fraudulent misrepresentation, (v) fraudulent concealment and (vi) conspiracy to commit fraud.  Ambac Assurance and a former employee of Ambac Assurance are included as named defendants.  The claims relate to bonds insured by Ambac Assurance that were issued to finance the renovation and construction of housing at certain military bases.  Plaintiffs allege that defendants secretly conspired to overcharge plaintiffs for the financing of the projects and directed the excess profits to themselves.  Plaintiffs allege defendants generated these excess profits by supposedly charging inflated interest rates, manipulating “shadow ratings,” charging unnecessary fees, rigging the Guaranteed Investment Contract (“GIC”) bidding process, and hiding evidence of their alleged wrongdoing.  Plaintiffs seek, among other things, compensatory damages, disgorgement of profits and fees, punitive damages, trebled damages and attorneys’ fees.  On September 21, 2017, Ambac Assurance filed a motion to transfer venue to the United States District Court for the Southern District of New York, which motion plaintiffs opposed on October 6, 2017.  The motion is fully briefed and is presently set for hearing on November 30, 2017.  Plaintiffs filed an amended complaint on October 27, 2017. Defendants’ response to the complaint is currently due on or before November 13, 2017.  Ambac believes the lawsuit is without merit and intends to file a motion to dismiss the complaint.
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

| Ambac Financial Group, Inc. 55 2017 Third Quarter FORM 10-Q |

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
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The Consumer Financial Protection Bureau (“CFPB”) filed a complaint against fifteen National Collegiate Student Loan Trusts, regarding alleged improprieties and deficiencies in servicing practices.   Simultaneous with the filing of its complaint, CFPB also filed a motion for entry of a proposed consent judgment that would grant monetary damages and injunctive relief against the Trusts. Ambac Assurance guaranteed certain securities issued by three of the Trusts and indirectly insures obligations of six other Trusts.  Ambac Assurance filed a motion to intervene in the action on September 20, 2017. On November 1, 2017, the CFPB and the entities purporting to act on behalf of the Trusts filed briefs in response to Ambac Assurance's motion to intervene stating, among other things, that they do not oppose Ambac Assurance's motion.
Nat’l Collegiate Master Student Loan Trust v. Pa. Higher Education Assistance Agency (PHEAA) (Delaware Court of Chancery, C.A. No. 12111-VCS, filed March 21, 2016).  Plaintiffs purporting to act on behalf of fifteen National Collegiate Student Loan Trusts filed a lawsuit against PHEAA, a servicer of loans in the Trusts, alleging improprieties and deficiencies in servicing practices and seeking an order compelling PHEAA to submit to an emergency audit.  Both PHEAA and the Owner Trustee of the Trusts, Wilmington Trust Company ("WTC"), have submitted papers contesting the validity of certain transfers to Plaintiffs of beneficial ownership interests in the Trusts.  In addition, WTC, citing irreconcilable differences with Plaintiffs, has resigned from its role as Owner Trustee and moved for appointment of a successor Owner Trustee.  On October 9, 2017, the court directed the parties to meet and confer to develop a process for selecting an interim Owner Trustee.  Ambac guaranteed certain securities issued by three of the Trusts and indirectly insures certain securities in six other Trusts.  Ambac filed a motion to intervene in the action on October 23, 2017, for the limited purpose of being heard regarding the appointment of a successor Owner Trustee and regarding WTC’s contractual commitment and obligation to remain in that role until such appointment is made. On October 30, 2017, the court denied without prejudice a stipulation filed by Plaintiffs and WTC purporting to address the Owner Trustee issue, and instructed that all interested parties be given notice and an opportunity to participate in discussions to formulate a process for selecting a successor Owner Trustee.
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
Ambac Assurance Corporation v. Puerto Rico Highways and Transportation Authority (United States District Court, District of Puerto Rico, No. 16-cv-1893, filed May 10, 2016). Ambac Assurance filed a complaint against the Puerto Rico Highways and Transportation Authority (PRHTA) on May 10, 2016, alleging breach of fiduciary duty and breach of contract in connection with PRHTA’s extension of an existing toll road concession agreement. The complaint alleges that it was inappropriate for PRHTA to enter into the extension agreement in its current state of financial distress because PRHTA has no control over, and is unlikely to receive, the proceeds of the transaction. The complaint also seeks specific performance of PRHTA’s contractual duty to provide information requested by Ambac Assurance under documents related to PRHTA bonds insured by Ambac Assurance. Ambac Assurance filed related motions seeking the appointment of a provisional receiver for PRHTA and expedited discovery. In addition to those remedies, Ambac Assurance seeks an order of the court that would, among other things, compel PRHTA to allow

| Ambac Financial Group, Inc. 56 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance to inspect PRHTA’s financial records on an ongoing basis and permanently enjoin PRHTA from committing further breaches of its fiduciary and contractual duties. On July 1, 2016, PRHTA filed an Emergency Notice of Stay, asserting that the case was automatically stayed under section 405 of PROMESA. Ambac Assurance filed a response on July 11, 2016, disagreeing that the PROMESA stay applies but electing not to contest the stay at such time and reserving the right to challenge it or to seek to lift the stay in the future. Ambac Assurance also asserted that PRHTA still is obligated to make available to Ambac Assurance certain information, notwithstanding the stay on litigation and provided a proposed order for the court to issue. PRHTA filed a reply on July 18, 2016, contesting Ambac Assurance’s characterization, and provided an alternative order for the court to issue. Ambac Assurance’s response was filed July 25, 2016. PRHTA also filed an Urgent Motion to Exempt PRHTA from Outstanding Filings in the case during the pendency of the stay, which was granted. On August 23, 2016 the court issued an order staying the case. PROMESA’s litigation stay expired on May 2, 2017. The Commonwealth and Oversight Board have stated to Ambac Assurance that they believe this action is stayed due to the Commonwealth’s Title III filing. Subsequent to that statement, on May 21, 2017, a petition under Title III of PROMESA was filed on behalf of PRHTA.  On May 24, 2017, the court issued an order staying this case until further order of the court.
Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374, filed July 20, 2016). On October 7, 2016, certain General Obligation bondholder Plaintiffs in an action to which Ambac Assurance was not then a party filed a motion for leave to amend their complaint and for partial relief from the PROMESA stay. Plaintiffs’ proposed second amended complaint added the Puerto Rico Sales Tax Financing Corporation (COFINA), COFINA’s executive director, and the trustee for the COFINA bonds as Defendants, and asserted numerous claims that challenge the legal validity of the COFINA structure and sought injunctive relief requiring the sales and use tax proceeds securing COFINA’s bonds to be transferred to the Puerto Rico Treasury. Plaintiffs contended that many of the claims challenging COFINA are not subject to PROMESA’s litigation stay provisions. On October 24, 2016, Defendants filed an opposition to the motion for leave to amend, arguing that the entire action is subject to the PROMESA stay. On October 26, 2016, Ambac Assurance filed a motion for leave to intervene and in support of the PROMESA stay. Ambac Assurance seeks to intervene principally to argue that the claims challenging COFINA are stayed by PROMESA, but also reserves the right to move to dismiss or otherwise defend against those claims should the court determine they are not stayed. On November 4, 2016, the Court granted Plaintiffs’ motion for leave to amend. Plaintiffs filed their second amended complaint that same day. On November 7, 2016, government Defendants sought to stay the case. On February 17, 2017, the court granted the motions to intervene of Ambac Assurance and certain other parties. The court also denied Defendants’ motion to stay, rejecting the arguments in support of the stay filed by Defendants and the intervenors, including Ambac Assurance. On March 20, 2017, Ambac Assurance filed in the district court an answer to the second amended complaint and a motion to dismiss Plaintiffs’ claim against COFINA, to strike certain portions of the second amended complaint, or, in the alternative, to certify the question of COFINA’s constitutionality to the Supreme Court of Puerto Rico. Certain other intervenors also filed answers and various motions in the district court. On April 4, 2017, the U.S. Court of Appeals for the First Circuit reversed the district court’s decision concerning the application of the PROMESA stay, which had the effect of reinstating the stay. PROMESA’s litigation stay expired on May 2, 2017. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico. On May 16, 2017, Defendants filed a statement requesting that the court take notice of the stay resulting from the Commonwealth’s Title III filing. On May 17, 2017, the court issued an order staying this case until further order of the court.
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

| Ambac Financial Group, Inc. 57 2017 Third Quarter FORM 10-Q |

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
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York. No. 1:17-cv-03804, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint in New York State Supreme Court, New York County, against the trustee for the COFINA bonds, Bank of New York Mellon (BNY), alleging breach of fiduciary, contractual, and other duties for failing to adequately and appropriately protect the holders of certain Ambac Assurance-insured senior COFINA bonds. The complaint seeks money damages; a declaration that BONY breached its fiduciary, contractual, and other duties; a declaration compelling BNY to recognize an event of default under the COFINA Resolution and accelerate the COFINA debt; an injunction to prevent BNY from making payments to holders of subordinate COFINA bonds; and forced replacement of BNY as trustee. On May 19, 2017, BNY filed a notice of removal of this action from New York state court to the United States District Court for the Southern District of New York. On May 30, 2017, the United States District Court for the District of Puerto Rico entered an order in an adversary proceeding brought by BNY (No. 1:17-ap-00133) staying this litigation pending further order of the court.
Bank of New York Mellon v. COFINA, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00133, filed May 16, 2017). On May 16, 2017, BNY filed an adversary complaint in COFINA’s Title III case for an order to show cause why the court should not: (i) grant an interpleader of funds that BNY is holding for future interest payments to holders of COFINA bonds; (ii) stay pending and future litigation against BNY related to its role as trustee for COFINA bonds, including the action by Ambac Assurance against BNY; and (iii) discharge BNY from any liability in association with the interpleaded funds. BNY filed this interpleader action against COFINA and certain creditors of COFINA, including Ambac Assurance, that have made competing claims of entitlement to funds held by BNY in order to determine the parties’ respective entitlements to the funds. On May 30, 2017, the court granted BNY’s motion to interplead, and on June 6, 2017, the court set a schedule for discovery and briefing. Discovery and briefing are ongoing. Summary judgment briefing is scheduled to conclude on December 1, 2017. An ad hoc group of general obligation bondholders and the Official Committee of Unsecured Creditors for the Commonwealth of Puerto Rico (the "Creditors' Committee") each moved to intervene (respectively) on May 23 and July 31, 2017; these motions to intervene were denied (respectively) on July 6 and August 1, 2017. On August 29, 2017, the Creditors’ Committee moved to intervene again, this time in its capacity as Commonwealth Agent. Multiple parties objected to the motion, including Ambac Assurance. Oral argument was heard in front of Magistrate Judge Dein on September 15, 2017. On September 27, 2017, Judge Dein issued an opinion and order denying the motion to intervene but holding that the Creditors’ Committee may renew its request to intervene as a statutory committee, rather than as Commonwealth Agent. Fact stipulations among the parties were entered and so-ordered on September 26 and October 12, 2017, obviating the need for certain depositions.
Peaje Investments LLC v. Puerto Rico Highways and Transportation Authority, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00151, filed May 31, 2017). On June 15, 2017, Ambac Assurance moved to intervene in an adversary proceeding brought by Peaje Investments (Peaje), a holder of 1968 Bonds issued by PRHTA, against PRHTA. On May 31, 2017, Peaje filed a complaint seeking relief with respect to its ownership of the 1968 Bonds, including a declaration that the toll road revenues pledged to the 1968 Bonds are “special revenues” under Section 922 of the Bankruptcy Code, an injunction preventing the diversion of toll revenues to the Commonwealth and ordering the application of the toll revenues to the 1968 Bonds, and various declarations and injunctions related thereto. Peaje also filed a motion for a temporary restraining order and preliminary injunction on the same day, seeking to enjoin PRHTA from diverting the toll revenues to the Commonwealth. A hearing on the motion for a temporary restraining order was held on June 5, 2017, at which time Peaje withdrew the motion for a temporary restraining order. In its motion to intervene, Ambac Assurance argued that issues in this case will have a significant impact on Ambac’s own interests with respect to PRHTA bonds. On July 21, 2017, the court denied Ambac Assurance's motion to intervene. On July 21, 2017, the Creditors’ Committee moved to intervene, which motion both Peaje and Defendants opposed on July 28, 2017; on August 10, the court denied the motion. On July 31, 2017, Defendants moved to strike certain arguments Peaje raised in its reply in support of its motion for a preliminary injunction, arguing that Peaje improperly raised these arguments for the first time in its reply. On August 3, 2017, the court granted Defendants’ motion to strike. On August 3, 2017, the court approved a stipulation entered into by the parties that BNYM, as fiscal agent for PRHTA bondholders, shall continue to hold the funds in the reserve accounts established under PRHTA’s governing bond documents until further order of the court. On August 8, 2017, the court held a preliminary injunction hearing. On September 8, 2017, the court denied Peaje’s motion for a preliminary injunction, finding that Peaje had not demonstrated either (i) a likelihood of success on the merits of its underlying claim that the 1968 bonds are secured by a statutory lien, or (ii) that it would be irreparably harmed in the absence of a preliminary injunction. On October 10, 2017, Peaje filed an amended complaint; Defendants must answer the complaint by November 9, and briefing on a motion to dismiss is scheduled to conclude by January 8, 2018.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00159, filed June 8, 2017). On June 8, 2017, Ambac Assurance filed an adversary complaint in the Commonwealth’s Title III case against the Commonwealth, PRHTA, the Oversight Board, AAFAF, and other Commonwealth government officers. The complaint seeks declarations that (i) various moratorium laws and executive orders enacted by the Commonwealth to claw back funds from the PRIFA, PRHTA, and PRCCDA bonds and (ii) the FEGP and Fiscal Plan Complaint Act violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and unlawfully transfer PRHTA, PRCCDA, and PRIFA property to the Commonwealth. The complaint further seeks a declaration that revenues pledged to the PRHTA bonds are “special revenues” under Sections 922 and 928 of the Bankruptcy Code, and an injunction compelling defendants

| Ambac Financial Group, Inc. 58 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

to remit the pledged special revenues to PRHTA for payment of the PRHTA bonds. On July 7, 2017, Ambac Assurance filed an amended complaint that added an additional claim for relief: a declaration that the funds held in the PRHTA reserve accounts are property of the PRHTA bondholders. A pre-trial conference was held in this and other related matters on June 28, 2017. Briefing on Defendants’ motion to dismiss concluded on October 31, 2017 and oral argument is scheduled to be heard on November 21, 2017. On August 3, 2017, the court entered an order, to which all parties stipulated, providing that BNYM, as fiscal agent for PRHTA bondholders, shall continue to hold the funds in the reserve accounts established under PRHTA’s governing bond documents until further order of the court. On September 1, 2017, the Creditors’ Committee moved to intervene, arguing that it has an unconditional right to do so under 11 U.S.C. 1109(b). Ambac Assurance opposed the motion to intervene on September 12, 2017, and Magistrate Judge Dein ordered supplemental briefing on the matter in light of the decision of the U.S. Court of Appeals for the First Circuit in Assured Guaranty Corp. v. The Financial Oversight and Management Board for Puerto Rico, 17-1831. Ambac Assurance filed its supplemental brief on October 9, 2017, arguing that the Creditors’ Committee’s participation should limited, and that the Creditors’ Committee should not be allowed to assert any claims on behalf of the Commonwealth’s unsecured creditors in this adversary proceeding. On October 27, 2017, the court ordered that the Creditors’ Committee is entitled to “limited intervention,” which permits the Creditors’ Committee to receive discovery but not propound discovery requests, to file briefs restricted to issues raised by the original parties, to participate at oral argument only with prior permission of the court, and with no right to settle, oppose settlement, or appeal settlement in this case.
Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257, filed September 8, 2017). On August 10, 2017, the court approved a stipulation between the Oversight Board, the Commonwealth, COFINA, and certain creditor parties, including Ambac Assurance, to resolve the Commonwealth-COFINA dispute regarding entitlement to sales and use taxes. The stipulation contemplates separate agents for each of COFINA and the Commonwealth, which agents will litigate the dispute, while preserving the ability of interested parties, including Ambac Assurance, to participate in the litigation. The court order names Ms. Bettina Whyte as the agent for COFINA, and names the Creditors’ Committee as the agent for the Commonwealth. On September 8, 2017, pursuant to a stipulation and scheduling order entered by the court, the Creditors’ Committee, as Commonwealth Agent, filed an adversary proceeding against Bettina Whyte, as COFINA Agent. The 13-count complaint for declaratory relief alleges that COFINA’s enabling legislation did not, and could not, transfer present ownership of the future Sales and Use Tax revenues to COFINA. It alleges that this purported transfer is governed by Article 9 of the Uniform Commercial Code, and that it is not enforceable, never perfected, and avoidable. Lastly, it alleges that the COFINA structure is unconstitutional because the enabling legislation was designed to evade the constitutional debt limit, the constitutional priority of payment granted to Puerto Rico’s public debtholders, and the balanced budget provision. The Creditors’ Committee filed a revised complaint on October 25, 2017, making technical corrections to the original complaint; the COFINA Agent filed an answer to this amended complaint on October 30, 2017. Ambac filed a notice of intervention, together with an answer and counterclaims, on November 6, 2017.
Ambac Assurance has filed various lawsuits seeking specific performance of obligations of borrowers on loans related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond provided by Ambac Assurance, as required under the applicable loan documents. Ambac Assurance has filed various lawsuits, including the following:

•
Ambac Assurance Corporation v. Riley Communities, LLC (District Court, Shawnee County Kansas, No. 2016-CV-00026). Ambac Assurance filed this action on January 8, 2016. On February 2, 2016, defendant served its answer. On September 29, 2017, Ambac Assurance filed a motion for summary judgment on all counts of the Complaint and most of Riley's affirmative defenses. On September 29, 2017, Riley filed a motion for partial summary judgment on two of its affirmative defenses. The parties filed their oppositions to the summary judgment motions on October 27 and replies are due November 10, 2017.

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

In connection with Ambac Assurance’s efforts to seek redress for breaches of R&Ws and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, including the following:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. On October 27, 2015, the court issued a decision dated October 22, 2015 granting in part and denying in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide (primary-liability claims), and issued a second decision granting Ambac Assurance’s partial motion for summary judgment and denying Bank of America’s motion for summary judgment regarding Ambac Assurance’s secondary-liability claims against Bank of America. Ambac Assurance and Countrywide filed notices of appeal of the October 22, 2015 decision relating to primary liability and Bank of America filed a notice of appeal of the

| Ambac Financial Group, Inc. 59 2017 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

October 27, 2015 decision relating to its secondary-liability to the New York Appellate Division, First Department. On May 16, 2017, the First Department issued rulings in both appeals, reversing a number of rulings that the trial court had made and affirming other rulings. On June 15, 2017, Ambac Assurance filed a motion with the First Department for leave to appeal certain rulings in the May 16, 2017 decision to the Court of Appeals, which Countrywide opposed. On July 25, 2017 the First Department granted Ambac Assurance’s motion. Ambac Assurance filed its opening brief in the Court of Appeals on September 25, 2017. Countrywide’s opening brief is due to be filed on or before November 9, 2017.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). On June 3, 2015, the court denied defendants’ July 2013 motion to dismiss Ambac’s claim for breaches of R&Ws, but granted the defendants’ motion to dismiss Ambac’s claims for breach of the repurchase protocol and for alter ego liability against Nomura Holding. On March 27, 2017, Nomura appealed the June 2015 decision to the extent it denied its motion to dismiss and filed its opening appellate brief. Ambac Assurance filed its opening brief on June 23, 2017. Oral argument on the appeal is scheduled for November 14, 2017. Discovery is ongoing.

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

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). Ambac alleges claims for breach of contract, breach of fiduciary duty, declaratory judgment, and violation of the Streit Act in connection with defendant’s failure to enforce rights and remedies and defendant’s treatment of trust recoveries, as trustee of five residential mortgage-backed securitizations for which Ambac Assurance issued insurance policies. On September 15, 2017, U.S. Bank filed a motion to dismiss, which Ambac Assurance opposed on October 13, 2017. Oral argument on that motion is scheduled for November 17, 2017.

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

| Ambac Financial Group, Inc. 60 2017 Third Quarter FORM 10-Q |

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of Ambac’s common stock and volatility in the price of Ambac’s common stock; (2) uncertainty concerning our ability to achieve value for holders of Ambac securities, whether from Ambac Assurance Corporation (“Ambac Assurance”) or from transactions or opportunities apart from Ambac Assurance; (3) adverse effects on our share price resulting from future offerings of debt or equity securities that rank senior to our common stock; (4) potential of rehabilitation proceedings against Ambac Assurance; (5) dilution of current shareholder value or adverse effects on our share price resulting from the issuance of additional shares of common stock; (6) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (7) decisions made by the rehabilitator of the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”) for the benefit of policyholders that may result in material adverse consequences for holders of Ambac’s securities or holders of securities issued or insured by Ambac Assurance or the Segregated Account; (8) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers; (9) our inability to realize the expected recoveries included in our financial statements; (10) changes in Ambac’s estimated representation and warranty recoveries or loss reserves over time; (11) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, collateralized loan obligations, public finance obligations and exposures to reinsurers; (12) concentration and essentiality risk in connection with Military Housing insured debt; (13) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (14) risks associated with adverse selection as our insured portfolio runs off; (15) adverse effects on operating results or our financial position resulting from measures taken to reduce risks in our insured portfolio; (16) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (17) our inability to complete our announced Rehabilitation Exit Transactions on the terms contemplated or on a timely basis or at all; (18) the risk of loss from market and interest rate risk as Ambac Assurance raises additional liquidity to fund the cash component of the Segregated Account rehabilitation exit plan; (19) our inability to close the Tier 2 Note issuance; (20) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (21) our substantial indebtedness could adversely affect our financial condition, operating flexibility and ability to obtain financing in the future; (22) restrictive covenants in agreements and instruments may impair our ability to pursue or achieve our business strategies; (23) loss of control rights in transactions for which we provide insurance due to a finding that Ambac Assurance has defaulted, whether due to the Segregated Account rehabilitation proceedings or otherwise; (24) our results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of our insurance intangible asset; (25) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan, from rules and procedures governing the payment of permitted policy claims, or from the characterization of our surplus notes as equity; (26) risks attendant to the change in composition of securities in our investment portfolio; (27) changes in tax law; (28) changes in prevailing interest rates; (29) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (30) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (31) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (32) risks relating to determinations of amounts of impairments taken on investments; (33) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (34) our inability to realize value from Ambac Assurance UK Limited or other subsidiaries of Ambac Assurance; (35) system security risks; (36) market spreads and pricing on derivative products insured or issued by Ambac or its subsidiaries; (37) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (38) changes in accounting principles or practices that may impact Ambac’s reported financial results; (39) legislative and regulatory developments; (40) the economic impact of “Brexit” may have an adverse effect on Ambac’s insured international portfolio and the value of its foreign investments, both of which primarily reside with its subsidiary Ambac UK; (41) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (42) Ambac’s financial position and the Segregated Account rehabilitation proceedings that may prompt departures of key employees and may impact our ability to attract qualified executives and employees; and (43) other risks and uncertainties that have not been identified at this time.

| Ambac Financial Group, Inc. 61 2017 Third Quarter FORM 10-Q |

EXECUTIVE SUMMARY
Company Overview:
See Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for a description of the Company and our key strategic priorities to achieve our primary goal to maximize stockholder value.
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
Asset Management:
Investment portfolios are subject to internal investment guidelines, as well as limits on types and quality of investments imposed by applicable insurance laws and regulations. As part of its investment strategy, and in accordance with the aforementioned guidelines, Ambac Assurance and Ambac Assurance UK Limited ("Ambac UK"), a subsidiary of Ambac Assurance, purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. The investment portfolios of Ambac Assurance and Ambac UK also hold fixed income securities and funds that include a variety of other assets including, but not limited to, corporate bonds, asset backed and mortgage backed securities, municipal bonds, high yield bonds, leveraged loans, equities, real estate, insurance-linked securities and hedge funds. Refer to Note 8. Investments to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further details of fixed income investments by asset class.
During the three and nine months ended September 30, 2017, Ambac (inclusive of its subsidiaries) acquired $70.5 million and $512.7 million of distressed Ambac-insured securities, including $0.0 million and $97.3 million of insured RMBS with policies allocated to the Segregated Account and $70.5 million and $383.6 million of Puerto Rico insured securities, respectively. Future cash flows relating to those invested assets include the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac claim payments, including Deferred Amounts (as defined in the Segregated Account Rehabilitation Plan) for securities with policies allocated to the Segregated Account. At September 30, 2017, Ambac owned approximately $1.6 billion, or 41% of the total Deferred Amounts outstanding, approximately 13% of PRIFA and 36% of COFINA Ambac insured bonds. Ambac continued to purchase Puerto Rico insured securities in the fourth quarter of 2017 and as of November 7, 2017 owned approximately 24% of PRIFA and 40% of COFINA Ambac insured bonds. Subject to applicable internal and regulatory guidelines and other constraints, Ambac will continue to opportunistically purchase Ambac-insured securities.
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
Ambac continued to proactively work with issuers to expedite refundings of Ambac-insured bonds. During the third quarter of 2017 (i) working with Ambac UK, an international asset-backed issuer refinanced their £188.1 million of insured debt and paid Ambac UK a termination premium of £12.6 million, resulting in accelerated premiums earned of $11.2 million; (ii) Ambac Assurance commuted its policy on a distressed municipality ($44.6 million of net par exposure); (iii) Ambac Assurance negotiated with a distressed domestic asset-backed VIE (currently consolidated by Ambac) to settle all of their assets and refinance its Ambac-insured debt ($30.8 million of net par exposure - transaction closed in October 2017), and (iv) in connection with an insured interest rate swap commutation executed in the second quarter of 2017, Ambac Assurance terminated an international asset-backed transaction ($183.2 million of net par exposure).
On July 19, 2017, Ambac Assurance and Ambac entered into an agreement (the “Rehabilitation Exit Support Agreement”) with holders or beneficial owners (the “Supporting Holders”) of surplus notes issued by Ambac Assurance and beneficial interests in Deferred Amounts of the Segregated Account with respect to a transaction which, subject to the conditions precedent set forth in the Rehabilitation Exit Support Agreement, and if consummated, would generally involve (i) the exchange of certain surplus notes held by holders of surplus notes that elect to participate in a voluntary exchange transaction and (ii) the satisfaction and discharge of all Deferred Amounts, in each case for an effective consideration package comprised of cash, new Secured Notes and certain existing surplus notes and (iii) the exit from rehabilitation of the Segregated Account (the “Rehabilitation Exit Transactions”). The exit of the Segregated Account from rehabilitation is subject to certain conditions, including approval by the Rehabilitation Court, and no assurance can be given that Ambac will ultimately be successful in meeting such conditions. See Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for details regarding the Rehabilitation Exit Support Agreement, the Rehabilitation Exit Transactions and the risks associated with the Rehabilitation Exit Transactions (see also Part II, Item 1A. Risk Factors).
On June 27, 2017, Ambac Assurance entered into a termination agreement with various parties, including a special purpose entity Augusta Funding Limited IV ("Augusta"), in connection with the commutation of an interest rate swap between Augusta and Ambac Assurance's wholly-

| Ambac Financial Group, Inc. 62 2017 Third Quarter FORM 10-Q |

owned subsidiary, Ambac Financial Services ("AFS"). During the second quarter, AFS had net settlement payments of approximately $103.6 million, including $94.4 million under the termination agreement. At March 31, 2017, Ambac had recorded a mark-to-market liability under this swap transaction of $147.0 million (net of an Ambac Assurance CVA of $42.9 million), resulting in a gain of approximately $43.4 million during the three months ended June 30, 2017. In July 2017, Augusta redeemed its outstanding Ambac Assurance-insured debt and Ambac recognized approximately $2.6 million in accelerated premiums in the third quarter of 2017 relating to this redemption. The Ambac-insured Augusta net par outstanding was $185 million at the time of redemption and was adversely classified.
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
The following table provides a comparison of both total and internally rated below investment grade ("BIG") net par outstanding in the insured portfolio at September 30, 2017 and December 31, 2016. Net par exposures within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions)	September 30, 2017	December 31, 2016	$ Variance	% Variance
Total	$66.7	$79.3	$(12.6)	(16)%
BIG	14.4	16.8	(2.4)	(14)%
The overall reduction in total net par outstanding resulted from scheduled maturities, amortizations, refundings, refinancings and calls, including reductions as a result of the activities of Ambac and its subsidiaries as noted above.
The decrease in below investment grade exposures is primarily due to (i) paydowns or calls by issuers, mostly related to residential mortgage-backed securities and (ii) the net upgrade of several public finance transactions, partially offset by the downgrade of a Military Housing transaction. Although our insured portfolio has generally performed satisfactorily in the first half of 2017, we continue to experience stress in certain sectors and insured exposures, particularly within our approximately $2.0 billion of exposure to Puerto Rico consisting of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
Ambac:
As of September 30, 2017 total cash and investments of Ambac were $381.1 million, which include the following:

•	Asset backed and short-term securities of $97.9 million

•	Ambac-insured securities with a fair value of $5.9 million

•	Ambac Assurance surplus notes with a fair value of $203.5 million, which are eliminated in consolidation

•
Residual equity interest in the Corolla Trust that was created in 2014 to monetize Ambac's ownership interest in junior surplus notes issued by the Segregated Account. Ambac carries this interest using the equity method with a current value of $33.7 million at September 30, 2017. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the Corolla Trust. Additionally, at September 30, 2017 Ambac held $45.0 million par amount of the debt issued by this VIE.

During 2017, Ambac purchased ($101.8 million) and exchanged Ambac-insured bonds (fair value of $79.3 million) to extinguish (on a consolidated basis) $108.1 million par of Ambac Assurance surplus notes and $39.1 million par of Segregated Account surplus notes. Ambac recognized $0.0 million and $4.9 million of gains on the extinguishment of debt in the Consolidated Statements of Income (Loss) as a result of these transactions during the three and nine months ended September 30, 2017, respectively.
As a result of positive taxable income at Ambac Assurance in 2016, Ambac received approximately $28.7 million in tax tolling payments in May 2017. For the nine months ended September 30, 2017, Ambac recognized a taxable loss and no additional tolling payments were accrued. There are no assurances that Ambac Assurance will be able to generate taxable income and therefore make tolling payments to Ambac, which may ultimately constrain Ambac's access to capital and liquidity to support it operations and strategic initiatives.

| Ambac Financial Group, Inc. 63 2017 Third Quarter FORM 10-Q |

Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the nine months ended September 30, 2017 included the following:

($ in millions)
Net income (1)	$19.1
Gain on foreign currency translation	66.5
Unrealized (losses) on non-functional currency available-for-sale securities	(19.0)
Impact on total comprehensive income (loss)	$66.6

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
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at September 30, 2017 and December 31, 2016. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	September 30, 2017	December 31, 2016
Public Finance (1) (2)	$34,769	$45,062
Structured Finance	14,944	16,951
International Finance	17,015	17,333
Total net par outstanding (3)	$66,728	$79,346

(1)	Includes $5,847 and $5,896 of Military Housing net par outstanding at September 30, 2017 and December 31, 2016, respectively.

(2)
Includes $1,968 and $2,058 of Puerto Rico net par outstanding at September 30, 2017 and December 31, 2016, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(3)	Includes $397 and $737 of exposures that were executed in credit derivative form at September 30, 2017 and December 31, 2016, respectively.
Total net par outstanding decreased $12,618 million from December 31, 2016.

•
Reductions in public finance net par outstanding included $7,269 million from calls of insured exposures, $990 million from refundings and pre-refundings of insured exposures and $2,034 million from scheduled paydown activity.

•	Reductions in structured finance net par primarily were due to RMBS reductions of $1,352 million.

•
Decreases in international finance were primarily due to policy runoff including prepayments of investor-owned utility, asset-backed and CDO transactions, partially offset by the impact of foreign exchange rates of $1,351 million primarily related to changes in the British Pound.

| Ambac Financial Group, Inc. 64 2017 Third Quarter FORM 10-Q |

Although insured net par outstanding has decreased during 2017, the size of the portfolio is significantly greater than the assets of Ambac. Accordingly, financial stress in the insured portfolio could have a material adverse effect on Ambac's financial condition and results of operations.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of September 30, 2017:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$50,661	$50,661
British Pounds		£9,832	13,181
Euros		€1,709	2,019
Australian Dollars	A$	873	685
New Zealand Dollars	NZ$	252	182
Total			$66,728
Ambac discloses its exposures by currency to help interested parties understand its insured book of business. These insured exposures do not represent the cash outflows that may result from such insurance policies.
Exposure Concentrations within each Market
The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at September 30, 2017:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	BBB+	$1,642	2.5%
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	BIG	805	1.2%
Massachusetts Commonwealth - GO	AA	802	1.2%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	BBB	564	0.8%
Hickam Community Housing LLC	BBB	474	0.7%
Chicago, IL - GO	BBB-	452	0.7%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	BIG	438	0.7%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	BIG	433	0.6%
Bragg Communities, LLC	A-	431	0.6%
Metropolitan Washington Airports Authority, DC, Airport System Revenue	AA-	408	0.6%
Total		$6,449	9.7%

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

Net par related to the top ten U.S. public finance exposures reduced $952 million from December 31, 2016. Changes in these exposure amounts will occur due to scheduled paydowns, calls and refundings executed during the period. During 2017 due to calls, California State - GO was removed from the top 10 largest U.S. public finance exposures offset by the addition of Metropolitan Washington Airports Authority.

| Ambac Financial Group, Inc. 65 2017 Third Quarter FORM 10-Q |

The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at September 30, 2017:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	1.3%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2 (3)	Mortgage Backed Securities	BIG	569	0.9%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	558	0.8%
Timberlake Financial, LLC	Structured Insurance	BBB	532	0.8%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1 (3)	Mortgage Backed Securities	BIG	399	0.6%
CenterPoint Energy Inc.	Investor Owned Utility	BBB+	376	0.6%
Consolidated Edison Company of New York	Investor Owned Utility	A	347	0.5%
Option One Mortgage Loan Trust 2007-FXD1 (3)	Mortgage Backed Securities	BIG	294	0.4%
Niagara Mohawk Power Corporation	Investor Owned Utility	A	257	0.4%
Duke Energy Ohio, Inc.	Investor Owned Utility	BBB+	255	0.4%
Total			$4,487	6.7%

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
Net par related to the top ten U.S. structured finance exposures reduced $207 million from December 31, 2016. The primary change in top U.S. structured finance exposure relates to amortization of RMBS during the nine months ended September 30, 2017. During 2017, runoff of Countrywide Asset-Backed Certificates Trust 2005-16 and Impac CMB Trust Series 2005-7 resulted in removal from the top 10 largest U.S. structured finance exposures offset by the additions of Niagara Mohawk Power Corporation and Duke Energy Ohio, Inc.
The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at September 30, 2017. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,483	2.2%
National Grid Electricity Transmission	UK-Utility	A-	1,121	1.7%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	921	1.4%
Capital Hospitals plc(2)	UK-Infrastructure	A-	911	1.4%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	817	1.2%
Anglian Water	UK-Utility	A-	783	1.2%
Telereal Securitisation plc	UK-Asset Securitizations	AA	771	1.2%
Ostregion Investmentgesellschaft NR 1 SA(2)	Austria-Infrastructure	BIG	770	1.2%
National Grid Gas	UK-Utility	A-	723	1.1%
RMPA Services plc	UK-Infrastructure	BBB+	616	0.9%
Total			$8,916	13.4%

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

(2)	Ambac Assurance has issued an insurance policy for this transaction that will only pay in the event that Ambac UK does not pay under its insurance policy.
Net par related to the top ten international finance exposures increased $687 million from December 31, 2016. International exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. As of September 30, 2017,

| Ambac Financial Group, Inc. 66 2017 Third Quarter FORM 10-Q |

there was no change in the listing of exposures included within the top ten international exposures although the exposure amounts have increased due to movements in foreign exchange rates.
The concentration of net par amongst the top categories noted above (as a percentage of net par outstanding) has increased since December 31, 2016. Given that Ambac has not written any new Financial Guarantee policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac Assurance credit ratings(1) and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at September 30, 2017 and December 31, 2016. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:

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

| Ambac Financial Group, Inc. 67 2017 Third Quarter FORM 10-Q |

Summary of Below Investment Grade Exposure Net Par Outstanding ($ in millions)	September 30, 2017	December 31, 2016
Public Finance:
Lease and tax-backed (1)	$1,942	$2,145
General obligation (1)	672	681
Transportation	397	415
Housing (2)	318	125
Health care	27	29
Other	189	775
Total Public Finance	3,545	4,170
Structured Finance:
Residential mortgage-backed and home equity—first lien	4,545	5,163
Residential mortgage-backed and home equity—second lien	2,940	3,483
Student loans	940	991
Structured Insurance	900	900
Mortgage-backed and home equity—other	172	251
Other	22	304
Total Structured Finance	9,519	11,092
International Finance:
Other	1,297	1,562
Total International Finance	1,297	1,562
Total	$14,361	$16,824

(1)
Lease and tax-backed revenue includes $1,802 and $1,871 of Puerto Rico net par at September 30, 2017 and December 31, 2016, respectively. General obligation includes $166 and $187 of Puerto Rico net par at September 30, 2017 and December 31, 2016, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Relates to military housing net par at September 30, 2017 and December 31, 2016.
The decrease in below investment grade exposures is primarily due to (i) paydowns or calls by issuers, mostly related to residential mortgage-backed securities and (ii) the net upgrade of several public finance transactions, partially offset by the downgrade of a Military Housing transaction (iii) the termination of an international CDO transaction. Despite the decrease in below investment grade exposures, such exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.

| Ambac Financial Group, Inc. 68 2017 Third Quarter FORM 10-Q |

RESULTS OF OPERATIONS
Net loss in the third quarter of 2017 was $191 million compared to net income of $101 million in the third quarter of 2016. The third quarter 2017 net loss as compared to the third quarter 2016 net income was primarily driven by (i) loss and loss expenses as compared to a loss and loss expense benefit in the third quarter of 2016, (ii) higher operating expenses and (iii) higher net other-than-temporary impairment losses, partially offset by (i) higher net gains on interest rate derivatives compared to losses in the third quarter of 2016 and (ii) a lower provision for income taxes.
Net loss for the nine months ended September 30, 2017 was $309 million compared to net income of $170 million for the nine months ended September 30, 2016. The decrease was primarily driven by (i) loss and loss expenses as compared to a loss and loss expenses benefit in the nine months ended September 30, 2016, (ii) increased operating expenses, (iii) a higher provision for income taxes, and (iii) lower realized investment gains, partially offset by (i) net gains on interest rate derivatives compared to losses in the first nine months of 2016, (ii) higher investment income, (iii) a smaller loss on variable interest entity activities, and (iv) lower insurance intangible amortization.
A summary of our financial results is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Revenues:
Net premiums earned	$53.0	$53.2	$143.8	$147.4
Net investment income	87.2	90.9	253.9	222.5
Net other-than-temporary impairment losses	(13.5)	(2.9)	(19.2)	(19.6)
Net realized investment gains (losses)	6.2	11.7	5.4	27.7
Change in fair value of credit derivatives	0.2	1.7	7.9	18.6
Net gains (losses) on interest rate derivatives	4.0	(14.5)	36.5	(134.3)
Net realized gains (losses) on extinguishment of debt	—	—	4.9	4.8
Other income	—	2.7	0.4	17.6
Income (loss) on variable interest entities	(4.0)	2.1	(1.6)	(16.1)
Expenses:
Losses and loss expenses (benefit)	209.8	(69.2)	410.9	(227.0)
Insurance intangible amortization	45.7	44.6	116.7	134.5
Operating expenses	33.8	21.5	92.8	77.5
Interest expense	29.1	31.5	89.0	92.6
Provision for income taxes	5.4	15.3	31.9	21.9
Net income (loss) (attributable to common shareholders)	$(190.9)	$101.5	$(309.2)	$169.5
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2017 and 2016, respectively.
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
Net premiums earned decreased $0.2 million and decreased $3.6 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of net premiums earned by market:

| Ambac Financial Group, Inc. 69 2017 Third Quarter FORM 10-Q |

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Normal Premium Earned:
Public finance	$14.7	$20.8	$50.9	$64.1
Structured finance	5.6	6.4	16.5	20.0
International finance	6.5	7.8	20.7	25.1
Total normal premiums earned	26.8	35.0	88.1	109.2
Accelerated Earnings:
Public finance	10.0	18.5	39.3	39.3
Structured Finance	1.6	(0.5)	1.8	2.6
International finance	14.6	0.2	14.6	(3.7)
Accelerated earnings	26.2	18.2	55.7	38.2
Total net premiums earned	$53.0	$53.2	$143.8	$147.4
The decrease in normal premiums earned in the three and nine months ended September 30, 2017 is primarily attributable to the continued runoff of the portfolio. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Normal premiums are also impacted by the earnings of pre-refunded insured securities within Public Finance. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal premiums earned will increase over the remaining period of the related policy as the existing unearned premiums will be earned in the period between the pre-refunding date and the specified call date. Structured Finance normal premiums earned were impacted by continued runoff of the portfolio, particularly within the RMBS sector. International Finance normal premiums earned were reduced in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as a result of continued runoff of the portfolio, in particular a certain asset backed policy terminated during three months ended September 30, 2017 resulting in a reduction of premiums earned. International Finance normal premiums earned were reduced in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as a result of the weakening of the British Pound since the Brexit vote has impacted the translation of Ambac UK's premiums earned.
The decrease in public finance accelerated earnings in the three months ended September 30, 2017 is primarily attributed to a decreased call volume of municipal bonds. The increase in structured finance accelerated earnings in the three months ended September 30, 2017 is due to the termination of certain investor-owned utility transactions during the three months ended September 30, 2017 while the three months ended September 30, 2016 included termination of a certain student loan transaction which resulted in negative accelerated earnings. The decrease in structured finance accelerated earnings in the nine months ended September 30, 2017 was due to refinancing of certain student loan installment premium transactions partially offset by the negative acceleration impact of the termination of certain investor-owned utility transactions. The increase in international finance accelerated earnings in the three and nine months ended September 30, 2017 is primarily due to a termination of an asset backed policy during the three months ended September 30, 2017 that resulted in a termination premium receipt, in premium currency of £12.6 million, and accelerated premiums of $11.2 million.
Net Investment Income. Net investment income decreased $3.7 million and increased $31.4 million for the three and nine months ended September 30, 2017 compared to the same periods in the prior year. The decrease for the three months ended September 30, 2017 compared to the comparable period in 2016 resulted from a reduction in the size of the long-term investment portfolio, a reduction in portfolio duration, and lesser gains on trading securities, partially offset by higher average yields. The portfolio in the third quarter of 2017 reflects greater allocation to short-term securities and Ambac-insured securities. Additionally, purchases of surplus note debt in the first half of 2017 reduced the overall size of the portfolio. Trading gains were lower as a result of particularly strong performance in the third quarter of 2016 and the negative impact of third quarter 2017 catastrophes on investments in insurance-linked securities.
The increase in net investment income for the nine months ended September 30, 2017 was due to higher average returns compared to the prior year period. Higher average returns for the 2017 period reflects a higher long-term portfolio allocation in Ambac-insured securities compared to the first nine months of 2016 during which a $995 million representation and warranty settlement received in January 2016 was being invested.
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
Net other-than-temporary impairments for the three and nine month periods ended September 30, 2017 and 2016 included credit related impairments on certain Ambac insured securities resulting from changes in cash flows and also included some losses due to management's intent to sell certain securities.

| Ambac Financial Group, Inc. 70 2017 Third Quarter FORM 10-Q |

Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Net (losses) on securities sold or called	$9.5	$3.3	$9.2	$5.7
Net foreign exchange gains	(3.3)	8.4	(3.8)	22.0
Total net realized gains (losses)	$6.2	$11.7	$5.4	$27.7
Change in Fair Value of Credit Derivatives. The gain from change in fair value of credit derivatives for the three and nine months ended September 30, 2017 was $0.2 million and $7.9 million, as compared to the gain of $1.7 million and $18.6 million for the three and nine months ended September 30, 2016. The gain for nine months ended September 30, 2017 was primarily due to the termination of a credit derivative contract. The gains for the three and nine months ended September 30, 2016 were primarily due to improved reference obligation pricing on certain transactions and a stronger credit assessment of one transaction within the portfolio, partially offset by the impact of incorporating an Ambac credit valuation adjustment ("CVA") and foreign exchange rates. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a CVA in the determination of fair value.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements were $0.1 million and $1.5 million for the three and nine months ended September 30, 2017 and $0.2 million and $0.7 million three and nine months ended September 30, 2016, respectively. The gain for the nine months ended September 30, 2017 included a make-whole premium associated to the termination of a credit derivative contract. Otherwise, declining realized gains reflect the continued runoff of the portfolio. There were no loss or settlement payments in the periods presented. Unrealized gains (losses) on credit derivative contract reflect the impact of all other factors on the overall change in fair value of credit derivatives noted above.
See Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Form 10-K for the year ended December 31, 2016, for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of September 30, 2017 and December 31, 2016:

($ in millions)	September 30, 2017	December 31, 2016
Mark-to-market liability of credit derivatives, excluding CVA	$9.8	$17.2
CVA on credit derivatives	(0.8)	(1.9)
Credit derivative liability at fair value	$9.0	$15.3
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
Net gain (loss) on interest rate derivatives for the three and nine months ended September 30, 2017 were $4.0 million and $36.5 million compared to ($14.5) million and ($134.3) million for the three and nine months ended September 30, 2016. The net gain for the nine months ended September 30, 2017 was primarily driven by the June 2017 commutation of interest rate swaps with a structured finance vehicle counterparty (the "Augusta swaps"). The Augusta swaps also had a significant impact on the three and nine months ended September 30, 2016. The net gains (losses) on these swaps were $42.2 million for the nine months ended September 30, 2017 and ($16.9) million and ($65.6) million for the three and nine months ended September 30, 2016, respectively. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information related to the Augusta swaps settlement. Excluding the impact of the Augusta swaps, interest rate derivative gains (losses) were $4.0 million and ($5.6) million for the three and nine months ended September 30, 2017 and $2.4 million and ($68.6) million for the three and nine months ended September 30, 2016. These results were due to changes in forward interest rates and carrying cost, including significant declines in interest rates during the first half of 2016.
The fair value of derivatives include valuation adjustments to reflect Ambac’s own credit risk and counterparty credit risk when appropriate. Within the interest rate derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. For the periods presented, an Ambac CVA was applicable only to the Augusta swaps that were terminated in June 2017 as discussed above. Changes in the Ambac CVA on Augusta swaps is included in the gains (losses) from Augusta swaps described above. Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gain (loss) on interest rate derivatives of $0.7 million and $2.7 million for the three and nine months ended September 30, 2017, compared to $0.8 million and $(8.0) million for the three and nine months ended September 30, 2016.
The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the interest rate derivatives portfolio (excluding credit derivatives) as of September 30, 2017 and December 31, 2016:

| Ambac Financial Group, Inc. 71 2017 Third Quarter FORM 10-Q |

($ in millions)	September 30, 2017	December 31, 2016
Interest rate derivatives mark-to-market liability, excluding CVA(1)	$81.9	$348.8
CVA on interest rate derivatives portfolio	—	(44.9)
Interest rate derivatives portfolio liability at fair value	$81.9	$303.9

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

Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $0.0 million and $4.9 million for the three and nine months ended September 30, 2017, compared to gains of $0.0 million and $4.8 million for the three and nine months ended September 30, 2016. The gains for the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016 included gains from the settlements of repurchased surplus notes below their carrying values and gains from the settlements of certain residual obligations related to previously called surplus notes.
Other Income. The below table summarizes other income for the presented periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Foreign exchange gain/(loss)	$(1.0)	$2.6	$(2.5)	$8.7
Other	1.0	0.1	2.9	8.9
Total other income (loss)	$—	$2.7	$0.4	$17.6
Foreign exchange gains/(losses) include gains/(losses) relating to foreign currency changes on the present value of premium receivables denominated in a subsidiary's non-functional currency in addition to foreign exchange gains/(losses) on cash. For the three and nine months ended September 30, 2017, Other includes various fees, primarily consent and waiver fees. For the nine months ended September 30, 2016, Other includes insurance recoveries on a partially cancelled asset-backed transaction which is consolidated as a VIE and interest recoveries related previously paid legal fees and a disputed premium receivable.
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
Income (loss) on variable interest entities was $(4.0) million and ($1.6) million, respectively, for the three and nine months ended September 30, 2017, compared to income (loss) of $2.1 million and ($16.1) million, respectively, for the three and nine months ended September 30, 2016. Loss on variable interest entities for the three months ended September 30, 2017 included lower net asset values on two VIEs reflecting the ongoing risk management efforts aimed at reducing Ambac's insured exposure to these entities. Income on variable interest entities for the nine months ended September 30, 2017 included higher net asset values on most VIEs reflecting lower discount rates consistent with that implicit in the fair value of the VIE long-term debt obligations, partially offset by the net loss recorded for the three months ended September 30, 2017. Income (loss) on variable interest entities for the three and nine months ended September 30, 2016 included higher net asset values on most VIEs reflecting lower market interest rates. For the nine months ended September 30, 2016, these gains were more than offset by increases in the fair value of certain VIE long-term debt obligations that include significant projected financial guarantee claims. The fair value of VIE liabilities that include significant projected financial guarantee claims increase (decrease), resulting in mark-to-market losses (gains), as the market's perception of Ambac Assurance's or Ambac UK's credit quality improves (declines). Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the accounting for VIEs.
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
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries

| Ambac Financial Group, Inc. 72 2017 Third Quarter FORM 10-Q |

attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of approximately $1.844 billion and $1.907 billion at September 30, 2017 and December 31, 2016, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information regarding the estimation process for R&W subrogation recoveries.
Losses and loss expenses for the three and nine months ended September 30, 2017 were a loss of $209.8 million and $410.9 million, respectively, as compared to a benefit for the three and nine months ended September 30, 2016 of $69.2 million and $227.0 million, respectively. The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
RMBS (1)	$(34.4)	$(39.0)	$(59.0)	$(353.4)
Domestic Public Finance	212.5	6.4	434.1	78.0
Student Loans	1.6	(36.3)	24.2	(125.0)
Ambac UK	(12.7)	(43.7)	(121.0)	44.5
All other credits	(1.9)	0.4	0.4	2.0
Interest on Deferred Amounts	44.7	43.0	132.2	126.9
Totals (2)	$209.8	$(69.2)	$410.9	$(227.0)

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The losses and loss expense (benefit) associated with changes in estimated representation and warranties was $40.3 and $62.5 for the three and nine months ended September 30, 2017, respectively, and ($38.7) and ($87.3) for the three and nine months ended September 30, 2016, respectively.

(2)
Includes loss expenses incurred of $29.5 and $63.5 for the three and nine months ended September 30, 2017, respectively, and $22.8 and $42.6 for the three and nine months ended September 30, 2016, respectively.

Losses and loss expenses (benefit) for the three and nine months ended September 30, 2017 were driven by the following:

•
Higher projected losses in domestic public finance largely driven by negative development on insured Puerto Rico bonds for the three and nine months ended September 30, 2017, in addition to negative development in the Military Housing sector;

•	Interest on deferred amounts; partially offset by

•
Lower projected losses for the nine months ended September 30, 2017 in the Ambac UK portfolio primarily is due to the confidential settlement of litigation brought by Ambac UK in the name of Ballantyne against JPMIM and from activities executed by the Ballantyne trust that indirectly reduced future expected claims on the Ambac insured notes;

•
Foreign exchange gains of $8.9 million and $26.6 million for the three and nine months ended September 30, 2017, respectively. A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). .

•
A benefit of approximately $49.8 million ($49.7 million net of reinsurance) with respect to two transactions that benefited from a mortgage insurance settlement expected to be received as a reimbursement of claims paid. Five of our mortgage-backed transactions have active pool-level mortgage insurance; which consists of a master policy issued to the mortgage securitization trust that indemnifies the trust either on a first loss or mezzanine basis in the event that covered mortgage loans in the trust default. The mortgage insurance master policy includes various conditions such as exclusions, conditions for notification of loans in default and claims settlement. We have noted with regard to these securitization trusts, payments by mortgage insurers of claims presented by the securitization trusts have been inconsistent, resulting in higher claims presented under Ambac Assurance’s financial guarantee policies. During the three and nine months ended September 30, 2017, a settlement was reached between a provider of mortgage insurance and the trustee, among other parties, with respect to two of the mortgage-backed transactions.  The pool-level mortgage insurance has a negligible benefit to loss reserves for the remaining three transactions with pool-level mortgage insurance.

Losses and loss expenses (benefit) for the three and nine months ended September 30, 2016 were driven by the following:

•
Lower projected losses in the RMBS portfolio due to lower interest rates (other than for the quarter ended September 30, 2016), improved deal performance, higher representation and warranty subrogation recoveries and a second quarter settlement of a non-representation and warranty dispute with regards to an Ambac insured RMBS transaction;

| Ambac Financial Group, Inc. 73 2017 Third Quarter FORM 10-Q |

•	The positive impact of executed commutations and an improved outlook with regards to our risk remediation efforts on student loan policies primarily associated with student loan bonds acquired;

•
Lower projected losses in the Ambac UK portfolio for the three Months Ended September 30, 2016 were due to lower interest rates and higher probabilities associated with risk remediation efforts, offset by foreign exchange losses of $8.7 million. Increased projected losses in the Ambac UK portfolio for the nine months ended September 30, 2016 were primarily due to foreign exchange losses of $56.9 million partially offset by lower interest rates and higher probabilities associated with risk remediation efforts. A portion of Ambac UK's loss reserves are denominated currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates).

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Claims recorded (1) (2) (3)	$167.6	$122.7	$278.0	$354.1
Subrogation received (4)	(37.6)	(64.9)	(155.9)	(1,293.0)
Net Claims Recorded	$130.0	$57.8	$122.1	$(938.9)

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

(2)
Claims recorded includes claims paid (including commutation payments) of $159.1 and $264.1 for the three and nine months ended September 30, 2017, respectively, and $115.8 and $312.2 for the three and nine months ended September 30, 2016.

(3)
Claims recorded includes claims paid on Puerto Rico policies of $127.6 and $142.1 for the three and nine months ended September 30, 2017, respectively, and $52.9 and $63.3 for the three and nine months ended September 30, 2016.

(4)
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

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides details of operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Compensation	$16.5	$13.9	$41.4	$45.8
Non-compensation	17.2	7.2	51.0	30.2
Gross operating expenses	33.7	21.1	92.4	76.0
Reinsurance commissions, net	0.1	0.4	0.4	1.5
Total operating expenses	$33.8	$21.5	$92.8	$77.5
Gross operating expenses for the three months ended September 30, 2017 were $33.7 million, an increase of $12.6 million from the three months ended September 30, 2016. The increase was due to the following:

•
Higher non-compensation costs primarily due to (i) $6.3 million of incremental legal, consulting and advisory fees in connection with the plan of exit from Rehabilitation by the Segregated Account, (ii) $0.6 million of incremental OCI legal, consulting and advisory fees primarily in connection with the plan of exit from Rehabilitation by the Segregated Account. The increase in non-compensation costs is also driven by a $2.3 million reduction of accrued state income taxes due to the final resolution of state insurance tax assessments in the third quarter of 2016.

•
Higher compensation costs primarily related to: (i) the impact of the corporate reorganization and resulting reduction in force causing $2.8 million increase in severance and related costs and (ii) a $1.0 million increase in long term incentive compensation expense primarily as a result of the impact of improved performance. Following a review of the needs of the organization, Ambac took steps to streamline its cost structure and improve operating efficiency, which included a corporate reorganization resulting in a headcount reduction of approximately 19% of the employee base since December 31, 2016. As a result of these actions, it is estimated that approximately $8.5 million of annual compensation expense savings will be realized. This annual benefit will be partially offset by an increase in non-compensation costs associated with the outsourcing of certain functions.

Gross operating expenses for the nine months ended September 30, 2017 are $92.4 million, an increase of $16.5 million from the nine months ended September 30, 2016. The increase was due to the following:

| Ambac Financial Group, Inc. 74 2017 Third Quarter FORM 10-Q |

•
Higher non-compensation costs primarily due to (i) $17.4 million of incremental legal, consulting and advisory fees in connection with the plan of exit from Rehabilitation by the Segregated Account, (ii) $2.6 million of incremental OCI legal, consulting and advisory fees primarily in connection with the plan of exit from Rehabilitation by the Segregated Account (iii) a $1.5 million increase of litigation contingencies, and (iv) a $2.3 million reduction of accrued state income taxes due to the final resolution of state insurance tax assessments in the third quarter of 2016. These were partially offset by costs associated with stockholder activism of $5.8 million in the nine months ended September 30, 2016.

•
Lower compensation costs primarily related to reduced salaries and bonuses as a result of reductions in headcount during 2016, offset by higher severance costs paid in 2017. Additionally, for 2017 a larger employee population is receiving a portion of their short-term incentive compensation in the form of equity in lieu of a cash bonus. Equity will be expensed upon grant in 2018.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. Legal and consulting services provided for the benefit of OCI amounted to $2.2 million and $6.7 million during the three and nine months ended September 30, 2017, respectively, compared to $1.6 million and $4.1 million for the three and nine months ended September 30, 2016, respectively.
Interest Expense. Interest expense includes accrued interest on investment agreements (repaid in the first quarter of 2017), secured borrowing notes outstanding and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Surplus notes	$27.9	$30.1	$85.3	$88.2
Investment agreements	—	0.1	0.2	0.4
Secured borrowing	0.9	1.3	3.2	4.0
Tier 2 commitment fees	0.3	—	0.3	—
Total interest expense	$29.1	$31.5	$89.0	$92.6
The decrease in interest expense for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily results from the impact of repurchases of surplus notes during the first half of 2017 and reduced debt balances resulting from amortization of the secured borrowing notes outstanding. The decrease in interest expense was partially offset by the impact of applying the level yield method as the discount to the face value of the surplus note accretes over time.
Surplus note principal and interest payments require the approval of OCI. Annually from 2011 through 2017, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $331.6 million and $94.1 million, respectively, at September 30, 2017.
Provision for Income Taxes. The provision for income taxes for the three and nine months ended September 30, 2017, was $5.4 million and $31.9 million, a decrease of $9.8 million and an increase of $10.0 million compared to the provision for income taxes reported for three and nine months ended September 30, 2016. The change for the three and nine months ended September 30, 2017 was primarily due to a provision for Ambac UK taxes of $6.1 million and $31.9 million for the three and nine months ended September 30, 2017 compared to the provision for Ambac UK income taxes for three and nine months ended September 30, 2016 of $12.5 million and $18.9 million, which was driven primarily by the Ballantyne litigation settlement in 2017, partly offset with the utilization of Ambac UK's remaining NOL during three and nine months ended September 30, 2016.
At September 30, 2017 the Company had $4.3 billion of loss carryforwards consisting of $4.2 billion of U.S. Federal net ordinary operating loss carryforwards ($1.4 billion at Ambac Financial Group and $2.8 billion at Ambac Assurance) and $62.9 million of capital loss carryforwards at Ambac Assurance.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $106 million as of September 30, 2017 and expense sharing and other arrangements with Ambac Assurance. Ambac also has an aggregated investment value of $283 million in Ambac Assurance insured RMBS, surplus notes issued by Ambac Assurance and the Segregated Account and interests in Corolla Trust (as defined in the Executive Summary section of this Management Discussion and Analysis). These securities issued or insured by Ambac Assurance and the Segregated Account are generally less liquid that investment grade and other traded investments.

| Ambac Financial Group, Inc. 75 2017 Third Quarter FORM 10-Q |

Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016), Ambac Assurance is required, under certain circumstances, to make payments ("tolling payments") to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain operating costs and expenses. Ambac received $100.1 million of tolling payments based on NOLs used by Ambac Assurance through December 31, 2016. For the nine months ended September 30, 2017, Ambac Assurance generated a new post determination date NOL of $253.8 million which under the Amended TSA must be utilized by Ambac Assurance before further tolling payments accrue.
It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and, therefore, cash and investments, payments under the Cost Allocation Agreement and future NOL tolling payments, if any, will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac, and the making of investments including securities issued or insured by Ambac Assurance and the Segregated Account.
Contingencies could cause material liquidity strains.
Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses; claim, commutation and related expense payments on both insurance and credit derivative contracts; payment of Deferred Amounts (as defined below); ceded reinsurance premiums; surplus note principal and interest payments (if approved by OCI); additional loans to affiliates and tax payments to Ambac, including tolling payments due under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. The level of claims and Deferred Amounts (as defined below) paid by the Segregated Account is subject to the sole discretion of the Rehabilitator, subject to any required approval of the Rehabilitation Court.
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
In addition, as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016,

•
the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. The Segregated Account made, in aggregate, Supplemental Payments and Special Policy Payments in respect of permitted policy claims of $8.4 million and $44.8 million during the three and nine months ended September 30, 2017, respectively and $20.7 million and $61.2 million during the three and nine months ended September 30, 2016, respectively.

•
under the Segregated Account Rehabilitation Plan the unpaid balance of permitted policy claims ("Deferred Amounts") will accrue interest until such outstanding policy obligations are paid in full. Interest on the Deferred Amounts will accrue generally at an effective rate of 5.1%, compounded annually. The Segregated Account is responsible for unpaid accrued interest of $794.1 million through September 30, 2017.

On July 19, 2017, Ambac Assurance and Ambac entered into the Rehabilitation Exit Support Agreement with the Supporting Holders of surplus notes issued by Ambac Assurance and beneficial interests in Deferred Amounts of the Segregated Account with respect to a transaction which, subject to the conditions precedent set forth in the Rehabilitation Exit Support Agreement, and if consummated, would involve the Rehabilitation Exit Transactions. On September 25, 2017 the Rehabilitator filed a motion in the Rehabilitation Court by seeking entry of an order approving the Rehabilitation Plan Amendment, which is based on the Rehabilitation Exit Support Agreement. The exit of the Segregated Account from rehabilitation is subject to certain conditions, including approval by the Rehabilitation Court, and no assurance can be given that Ambac will ultimately be successful in meeting such conditions. The expected cash outflow from the Rehabilitation Exit Transactions, if executed, is currently estimated at approximately $1.3 billion. See Note 1. Background and Business Description for details regarding the Rehabilitation Exit Support Agreement, the Rehabilitation Exit Transactions, and the risks associated with the Rehabilitation Exit Transactions. (See also Part II, Item 1A. Risk Factors.)

| Ambac Financial Group, Inc. 76 2017 Third Quarter FORM 10-Q |

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
During the three and nine months ended September 30, 2017, Ambac Assurance received total subrogation of $37.6 million and $155.9 million, net of reinsurance, primarily related to RMBS. During the three and nine months ended September 30, 2016, Ambac Assurance received total subrogation of $64.9 million and $1,293.0 million, respectively, net of reinsurance. The nine months ended September 30, 2016 includes the representation and warranty receipt from JP Morgan of $992.8 million ($995.0 million gross of reinsurance) and $99.1 million ($100.3 million gross of reinsurance) of subrogation recoveries related to the Countrywide Investor Settlement.
Our ability to realize representation and warranty subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts, our future available liquidity to pay claims would be reduced materially.
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $25.1 million as of September 30, 2017. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
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
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Nine Months Ended September 30,
($ in million)	2017	2016
Cash provided by (used in):
Operating activities	$(278.7)	$825.5
Investing activities	474.1	(773.2)
Financing activities	(177.8)	(64.9)
Foreign exchange impact on cash and cash equivalents	(1.6)	(1.9)
Net cash flow	$16.0	$(14.5)

| Ambac Financial Group, Inc. 77 2017 Third Quarter FORM 10-Q |

Operating activities
The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, investment coupon receipts, RMBS subrogation recoveries and claim and reinsurance recoveries. The principal uses of Ambac's liquidity are the payment of operating and loss expenses, claim and commutation payments, ceded reinsurance premiums, interest on surplus notes and secured borrowings, interest rate swap settlements and tax payments. The following represents the significant cash activities during the nine months ended September 30, 2017 and 2016:

•	During the nine months ended September 30, 2017, Ambac made payments of $94.4 million to commute interest rate swaps with a special purpose entity, Augusta Funding Limited IV;

•
During the nine months ended September 30, 2017, Ambac made payments of $104.7 million to extinguish (on a consolidated basis) principal and interest of surplus notes of Ambac Assurance and the Segregated Account of Ambac Assurance and settled certain residual obligations related to previously called surplus notes ($69.5 million principal and $35.2 million interest). The interest amount reduces operating cash flows and the principal reduced financing cash flows; and

•
During the nine months ended September 30, 2017, Ambac had net loss and loss expenses paid of $148.4 million compared to net loss and loss expenses recovered of $948.8 million, for the nine months ended September 30, 2016. Included in the recoveries for the nine months ended September 30, 2016 were the representation and warranty receipt from JP Morgan of $992.8 million and $99.1 million of subrogation recoveries related to the Countrywide Investor Settlement. Excluding subrogation receipts, loss and loss expenses paid, including commutation payments, were $304.4 and $344.3 million for the nine months ended September 30, 2017 and 2016, respectively. Losses paid on Puerto Rico polices were $142.1 million and $63.3 million for the nine months ended September 30, 2017 and 2016, respectively.

•	During the nine months ended September 30, 2017 and 2016 tax payments amounted to $29.6 million and $10.1 million, respectively.
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
Financing Activities
Financing activities for the nine months ended September 30, 2017 primarily included repayments of a secured borrowing of $24.7 million, payment for investment agreements of $82.4 million and payments for the extinguishment of surplus notes of $69.5 million, compared to repayments of a secured borrowing of $25.3 million, payment for investment agreements of $18.0 million and payments for the extinguishment of surplus notes of $19.6 million for the nine months ended September 30, 2016. Future payments of surplus notes, including interest thereon, as required by the Rehabilitator will have adverse consequences to Ambac's future cash flows.
Credit Ratings and Collateral.
Ambac Financial Services, LLC (“AFS”) provides interest rate swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $124.0 million (cash and securities collateral of $24.6 million and $99.4 million, respectively), including independent amounts, under these contracts at September 30, 2017.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets increased by approximately $657 million from December 31, 2016 to $23,293 million at September 30, 2017, primarily due to higher variable interest entity assets as a result of lower credit spreads and increased receivable for securities, partially offset by (i) consideration paid for Ambac's extinguishment of all Segregated Account surplus notes and a portion of Ambac Assurance surplus notes (cash and investments); (ii) amortization of the insurance intangible asset during the period, (iii) payment of $94 million in connection with interest rate swap commutations (iv) lower premium receivables, and (v) application of $71 million of collateral receivable included in other assets as of December 31, 2016 as a reduction to derivative liabilities under new rules by our central clearing party effective January 3, 2017 governing the character of variation margin. Under the new rules, variation margin payments are considered settlements of the associated derivative balance and accordingly were

| Ambac Financial Group, Inc. 78 2017 Third Quarter FORM 10-Q |

removed from other assets and recoded as a reduction to derivative liabilities. Refer to Note 9. Derivative Instruments in this Form 10-Q located in Part 1. Item 1 of this Form 10-Q for further information on the rule change.
Total liabilities increased by approximately $863 million from December 31, 2016 to $21,520 million as of September 30, 2017, primarily as a result of (i) higher variable interest entity liabilities as a result of lower credit spreads, and (ii) higher loss and loss expense reserves, partially offset by (i) the maturity of the last remaining investment agreement, (ii) reductions to derivative liabilities of $145 million related to the terminated interest rate swaps and $71 million associated with the characterization of variation margin as noted above, (iv) reductions to long-term debt as a result of the extinguishment of surplus notes and (v) lower unearned premium reserves.
As of September 30, 2017 total stockholders’ equity was $1,772 million, compared with total stockholders’ equity of $1,978 million at December 31, 2016. This decrease was primarily driven by Total Comprehensive Loss during the period. Total Comprehensive Loss during 2017 was driven by a net loss during the period partially offset by unrealized gains on investment securities and translation gains related to Ambac's foreign subsidiaries.
Investment Portfolio. Ambac Assurance’s and Everspan's non-VIE investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio of primarily fixed income investments while employing asset/liability management practices to satisfy operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the jurisdictions in which it is licensed, primarily the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities given their relative risk/reward characteristics. Ambac Assurance’s investment policies are subject to oversight by the Rehabilitator of the Segregated Account pursuant to contracts entered into between Ambac Assurance and the Segregated Account. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy.
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

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at September 30, 2017 and December 31, 2016:

($ in millions)	September 30, 2017	December 31, 2016
Fixed income securities	$4,978.1	$5,554.2
Short-term	716.5	430.8
Other investments	440.0	450.3
Fixed income securities pledged as collateral	99.4	64.9
Total investments (1)	$6,234.0	$6,500.2

(1)
Includes investments denominated in non-US dollar currencies with a fair value of £198.2 ($265.7) and €40.1 ($47.4) as of September 30, 2017 and £167.8 ($206.7) and €23.5 ($24.7) as of December 31, 2016.

| Ambac Financial Group, Inc. 79 2017 Third Quarter FORM 10-Q |

Ambac invests in various asset classes in its fixed income securities portfolio, including securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). Refer to Note 8. Investments to the Unaudited Financial Statements included in Part 1, Item 1 in this Form 10-Q for information about insured securities by guarantor and asset class.

The following table represents the fair value of mortgage and asset-backed securities at September 30, 2017 and December 31, 2016 by classification:

($ in millions)	September 30, 2017	December 31, 2016
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$1,038.4	$1,044.3
RMBS—Second Lien	850.2	910.4
RMBS—First Lien—Sub Prime	391.0	396.9
Total residential mortgage-backed securities	2,279.6	2,351.6
Other asset-backed securities
Military Housing	236.4	236.6
Student Loans	151.5	151.4
Structured Insurance	139.0	118.8
Credit Cards	86.6	164.1
Auto	49.1	137.8
Other	0.2	20.1
Total other asset-backed securities	662.8	828.8
Total (1)	$2,942.4	$3,180.4

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK for both periods presented. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is C and B- as of September 30, 2017, and CC and BB- as of December 31, 2016, respectively. The ratings on insured securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating.
The following charts provide the ratings (1) distribution of the fixed income investment portfolio based on fair value at September 30, 2017 and December 31, 2016:

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 55% and 45% of the 2017 and 2016 combined fixed income portfolio, respectively.
Premium Receivables. Ambac either received premium upfront at time of issuance of the insurance policy or in installments over the policy term. For installment premium transactions, a premium receivable asset is established equal to the (i) present value of future contractual premiums

| Ambac Financial Group, Inc. 80 2017 Third Quarter FORM 10-Q |

due or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction. Ambac's premium receivables decreased to $602 million at September 30, 2017 from $661 million at December 31, 2016. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, including the termination premium of £12.6 million received in the three months ended September 30, 2017, and adjustments for changes in expected and contractual cash flows, partially offset by the impact of currency exchange rates on non-US denominated future premiums, accretion of premium receivable discount and changes to uncollectible premiums.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. Dollars
U.S. Dollars		$410.1	$410.1
British Pounds		£114.8	154.0
Euros		€31.2	36.8
Australian Dollars	A$	1.1	0.9
Total			$601.8
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $126.2 million from its reinsurers at September 30, 2017.  These collateral amounts are in excess of Ambac’s reinsurance recoverable on paid and unpaid losses for the related reinsurer. As of September 30, 2017 and December 31, 2016, reinsurance recoverable on paid and unpaid losses were $46.0 million and $30.4 million, respectively. The increase was primarily due to adverse loss development within Public Finance.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of September 30, 2017 and December 31, 2016, the gross carrying value of the insurance intangible asset was $1,577 million and $1,534 million, respectively. Accumulated amortization of the insurance intangible asset was $699 million and $572 million as of September 30, 2017 and December 31, 2016, respectively, resulting in a net insurance intangible asset of $878 million and $962 million, respectively. The variance in the gross insurance intangible asset is solely impacted by translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative liabilities decreased from $319 million at December 31, 2016 to $91 million as of September 30, 2017. The decrease results primarily from the commutation of certain interest rate swaps with a liability fair value of $145 million at December 31, 2016 and the characterization of variation payments on centrally cleared derivatives as settlements of the associated derivative balances resulting from central clearing party rule changes that were effective January 3, 2017. The amount of variation margin included within "Other assets" on the Consolidated Balance Sheet as of December 31, 2016 that was reclassified as a reduction to derivative liabilities under the new CCP rules effective January 3, 2017 was $71 million. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $0.8 million at September 30, 2017 and $46.9 million at December 31, 2016 to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of September 30, 2017 is a function of the lower gross value of the associated derivative liabilities relative to December 31, 2016, as a result of contract terminations.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expense reserves include the unpaid portion of interest accrued on Deferred Amounts established pursuant to the amended Segregated Account Rehabilitation Plan. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of September 30, 2017 and December 31, 2016 were $4,000 million and $3,696 million, respectively.

| Ambac Financial Group, Inc. 81 2017 Third Quarter FORM 10-Q |

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)
September 30, 2017:
Loss and loss expense reserves	$2,393	$630	$2,900	$(1,078)	$(141)	$4,704
Subrogation recoverable	615	164	105	(1,588)	—	(704)
Totals	$3,008	$794	$3,005	$(2,666)	$(141)	$4,000

December 31, 2016:
Loss and loss expense reserves	$2,411	$530	$2,681	$(1,098)	$(143)	$4,381
Subrogation recoverable	583	132	68	(1,468)	—	(685)
Totals	$2,994	$662	$2,749	$(2,566)	$(143)	$3,696

(1)	Present value of future recoveries include R&W subrogation recoveries of $1,844 and $1,907 at September 30, 2017 and December 31, 2016, respectively.

(2)	Includes Euro denominated gross loss and loss expense reserves. US dollar equivalents of such reserves were $21 (€18) and $21 (€20) at September 30, 2017 and December 31, 2016, respectively.
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 87% of our ever-to-date insurance claims recorded with RMBS comprising 82%. Although historically RMBS and student loan securities have been the largest source of claim activity there are reserves on Public Finance and Ambac UK credits that may result in significant claim payments in the future.
The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at September 30, 2017 and December 31, 2016:

	Gross Par Outstanding (1)(2)	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims	Accrued Interest	Claims and Loss Expenses	Recoveries
September 30, 2017:
RMBS	$5,895	$2,995	$791	$951	$(2,224)	$(24)	$2,489
Domestic Public Finance	4,451	13	3	1,247	(387)	(75)	801
Student Loans	707	—	—	361	(41)	(13)	307
Ambac UK	940	—	—	323	(14)	(19)	290
All other credits	550	—	—	24	—	(10)	14
Loss expenses	—	—	—	99	—	—	99
Totals	$12,543	$3,008	$794	$3,005	$(2,666)	$(141)	$4,000

December 31, 2016:
RMBS	$6,756	$2,982	$660	$1,073	$(2,295)	$(26)	$2,394
Domestic Public Finance	4,410	12	2	822	(216)	(73)	547
Student Loans	728	—	—	337	(45)	(13)	279
Ambac UK (4)	939	—	—	416	(10)	(18)	388
All other credits	567	—	—	26	—	(13)	13
Loss expenses	—	—	—	75	—	—	75
Totals	$13,400	$2,994	$662	$2,749	$(2,566)	$(143)	$3,696

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $664 and $46, respectively, at September 30, 2017 and $607 and $31, respectively at December 31, 2016. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.

(3)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.

| Ambac Financial Group, Inc. 82 2017 Third Quarter FORM 10-Q |

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
The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before representation and warranty subrogation recoveries and gross loss reserves net of representation and warranty subrogation recoveries for all RMBS exposures for which Ambac established reserves at September 30, 2017 and December 31, 2016:

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
September 30, 2017:
Second-lien	$1,046	$719	$—	$719
First-lien Mid-prime	1,950	1,934	—	1,934
First-lien Sub-prime	1,088	226	—	226
Other	141	143	—	143
Total Credits Without Subrogation	4,225	3,022	—	3,022
Second-lien	844	662	(1,276)	(614)
First-lien Mid-prime	63	102	(79)	23
First-lien Sub-prime	763	547	(489)	58
Total Credits With Subrogation	1,670	1,311	(1,844)	(533)
Total	$5,895	$4,333	$(1,844)	$2,489

December 31, 2016:
Second-lien	$1,169	$679	$—	$679
First-lien-Mid-prime	2,226	1,901	—	1,901
First-lien-Sub-prime	1,194	231	—	231
Other	201	138	—	138
Total Credits Without Subrogation	4,790	2,949	—	2,949
Second-lien	1,045	705	(1,333)	(628)
First-lien Mid-prime	72	97	(79)	18
First-lien Sub-prime	849	550	(495)	55
Total Credits With Subrogation	1,966	1,352	(1,907)	(555)
Total	$6,756	$4,301	$(1,907)	$2,394
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The increase in public finance gross loss reserves at September 30, 2017 as compared to December 31, 2016 was primarily related to adverse developments in Puerto Rico in addition to military housing. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

| Ambac Financial Group, Inc. 83 2017 Third Quarter FORM 10-Q |

	September 30, 2017		December 31, 2016
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$2,010	$622	$2,114	$395
General obligation	1,363	78	1,422	78
Transportation revenue	561	64	516	62
Housing	450	28	179	9
Other	68	8	179	3
Total	$4,451	$801	$4,410	$547

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
It is possible that our estimated future loss assumptions for insurance policies discussed above could be understated. We have attempted to identify possible cash flows using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2017 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have worst case outcomes in all cases, it is possible we could have worst case outcomes in some or even many cases.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward are not unlikely if we used a different model or methodology to project losses. We regularly assess models and methodologies and may change our approach and/or model. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,844 million as of September 30, 2017 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at September 30, 2017 could be approximately $50 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1.9 billion.
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

| Ambac Financial Group, Inc. 84 2017 Third Quarter FORM 10-Q |

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
In April 2016, the Commonwealth enacted into law an emergency moratorium, known as "Act 21," on debt payments of the Commonwealth and its instrumentalities. Beginning in April 2016, and culminating on June 30, 2016, former Governor García-Padilla issued executive orders under Act 21 declaring states of emergency at PRHTA, PRIFA, PRCCDA, and other Puerto Rico instrumentalities through January 31, 2017, and suspending payment obligations on bonds issued by those entities, including bonds insured by Ambac Assurance. Subsequent to the implementation of the moratorium, the Commonwealth defaulted on a significant amount of debt, including certain Puerto Rico bonds insured by Ambac Assurance. On January 29, 2017, current Governor Rosselló enacted Act 5 of 2017, known as the Puerto Financial Emergency and Fiscal Responsibility Act of 2017 ("Act 5") which, among other things, established that the executive orders under Act 21 shall continue in full force and effect until amended, rescinded or superseded. Act 5 also established an emergency period during which certain financial emergency powers were granted to the Governor. Purported financial emergency powers include the power to issue executive orders to establish the priority rules for the disbursement of public funds when a fiscal year’s resources are insufficient to cover that fiscal year’s appropriations; and the power to take any and all actions that the Governor deems reasonable and necessary to preserve the ability of the Commonwealth or any of its instrumentalities to continue providing essential services to its residents. Act 5 also establishes that during an emergency period the Governor shall pay debt service to the extent possible after all essential services of the Commonwealth have been provided for. The emergency period was originally set to expire on May 1, 2017.  It was later extended to August 1, 2017 via Executive Order 2017-31 and more recently extended until December 31, 2017 by Act 46, which was enacted on July 19, 2017.
As a result of the distressed situation in Puerto Rico, which has been further impacted by the severe damage caused by Hurricane Maria, and coupled with the payment moratorium on debt payments of the Commonwealth and certain provisions under PROMESA, the potential for a restructuring of debt insured by Ambac Assurance, either with or without its consent, and the possibility of protracted litigation as a result of which its rights may be materially impaired, losses may exceed current reserves in a material manner. See "Note 1. Background and Business Description - Puerto Rico" for further details on the legal, economic, and fiscal developments that have impacted or may impact Ambac Assurance’s insured Puerto Rico bonds, including implied debt service discounts under both the Commonwealth’s Fiscal and Economic Growth Plan certified by the Oversight Board on March 13, 2017 (“FEGP”), and the Commonwealth’s April 28, 2017 restructuring proposal. In the current Title III process, should court-approved plans of adjustment for the Commonwealth, COFINA, and PRHTA, as well as any other issuers of Ambac-insured debt that are subsequently filed for Title III protection, be based on the certified FEGP from March 13, 2017 or a "Revised FEGP" and "Revised PRHTA Fiscal Plan", which are currently being drafted, the Fiscal Plan Compliance Act being upheld, or Ambac receiving unfavorable judgments on the litigation to which it is a party, Ambac’s financial condition could be materially adversely affected. It is also possible that outcomes may be worse than forecast under the existing certified FEGP or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise. In addition, it is uncertain how the prospective "Revised FEGP" and "Revised PRHTA Fiscal Plan" will change amounts implied for available debt service or the implied size of debt service discounts.
For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at September 30, 2017, the possible increase in loss reserves could be approximately $1.5 billion. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions of the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at September 30, 2017, the possible increase in loss reserves could be approximately $100 million. However, there can be no assurance that losses may not exceed such amount.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $300 million greater than the loss reserves at September 30, 2017. However, there can be no assurance that losses may not exceed such amount.
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

| Ambac Financial Group, Inc. 85 2017 Third Quarter FORM 10-Q |

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
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $753.6 million and $1,196.0 million at September 30, 2017, respectively, as compared to $976.5 million and $1,368.3 million at December 31, 2016, respectively. The decrease was primarily driven by loss and loss expenses partially offset by premiums earned and net investment income.
The Segregated Account’s statutory policyholder surplus amount was $377.5 million and $381.3 million as of September 30, 2017 and December 31, 2016, respectively. The Segregated Account's decrease in policyholder surplus was primarily due to a reduction in junior surplus notes as a result of rent payments made by Ambac Assurance during the nine months ended September 30, 2017. The junior surplus notes reduce as rent payments are made by Ambac Assurance; $2.9 million occurred during 2017.
Ambac Assurance’s statutory policyholder surplus includes $371.2 million of junior surplus notes issued by the Segregated Account. The junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations that have claims on the resources of Ambac Assurance and the Segregated Account which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
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
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £238.6 million at September 30, 2017 as compared to £157.9 million at December 31, 2016. Ambac UK’s improvement in shareholders’ funds was primarily due to net income arising from the receipt of premiums, investment return in the period and reduction in loss provisions, including amounts associated with Ballantyne's litigation settlement in April 2017. At September 30, 2017, the carrying value of cash and investments was £463.4 million, an increase from £460.4 million at December 31, 2016. The increase in cash and investments is due to the continued receipt of premiums, investment coupons from Ambac UK's investment portfolio and increases in the value of investments in pooled funds partially offset by loss expense, tax payments and unrealized foreign exchange losses on investments denominated in currencies other than Ambac UK's functional currency (British Pounds) in the period.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of capital resources, regulatory capital requirements and regulatory capital deficits under Solvency II at June 30, 2017 represents the most recent available data for these three items. The calculation of capital resources, regulatory capital requirements and regulatory capital deficit of Ambac UK as at September 30, 2017 will be finalized on November 17, 2017 and will be published on Ambac's website shortly thereafter.
Capital resources under Solvency II were a surplus of £46.3 million at June 30, 2017, an improvement from a deficit of $67.1 million at December 31, 2016. The capital resources at June 30, 2017 and December 31, 2016 are in comparison to regulatory capital requirements of £358.8 million and £334.9 million, respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £312.5 million at June 30, 2017 and £402.0 million at December 31, 2016. The regulators are aware of the deficiency in capital

| Ambac Financial Group, Inc. 86 2017 Third Quarter FORM 10-Q |

resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a total dollar amount and per diluted share basis, for all periods presented:

| Ambac Financial Group, Inc. 87 2017 Third Quarter FORM 10-Q |

	Three Months Ended September 30,
	2017		2016
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(190.9)	$(4.20)	$101.5	$2.22
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(0.1)	—	(1.6)	(0.03)
Insurance intangible amortization	45.7	1.01	44.6	0.97
Foreign exchange (gains) losses	(4.5)	(0.11)	(15.3)	(0.34)
Fair value (gain) loss on interest rate derivatives from Ambac CVA	—	—	14.8	0.32
Adjusted earnings (loss)	$(149.8)	$(3.30)	$143.9	$3.14

	Nine Months Ended September 30,
	2017		2016
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(309.2)	$(6.82)	$169.5	$3.74
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(2.9)	(0.06)	(6.6)	(0.15)
Insurance intangible amortization	116.7	2.57	134.5	2.96
Foreign exchange (gain) loss	(20.1)	(0.44)	26.0	0.57
Fair value (gain) loss on derivative products from Ambac CVA	44.9	0.99	4.1	0.10
Adjusted earnings (loss)	$(170.6)	$(3.76)	$327.6	$7.22
Net income (loss) effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. Included within Net income (loss) attributable to common stockholders of these consolidated VIEs was $(1.6) million and $(16.1) million for the nine months ended September 30, 2017 and 2016, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services - Insurance Topic of the ASC, the impact would have been $26.1 million and $137.7 million for the nine months ended September 30, 2017 and 2016, respectively. The net change of these different accounting bases (including per share amounts) was $27.6 million ($0.61 per diluted share) and $153.8 million ($3.39 per diluted share), for the nine months ended September 30, 2017 and 2016, respectively.
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

| Ambac Financial Group, Inc. 88 2017 Third Quarter FORM 10-Q |

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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	September 30, 2017		December 31, 2016
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,508.0	$33.33	$1,713.9	$37.94
Adjustments:
Non-credit impairment fair value losses on credit derivatives	8.5	0.19	11.4	0.25
Insurance intangible asset	(878.0)	(19.41)	(962.1)	(21.30)
Ambac CVA on interest rate derivative liabilities	—	—	(44.9)	(0.99)
Net unearned premiums and fees in excess of expected losses	625.4	13.82	732.2	16.21
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(152.4)	(3.37)	(118.9)	(2.63)
Adjusted book value	$1,111.6	$24.56	$1,331.7	$29.48
Stockholders' equity effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. The impact on Total Ambac Financial Group, Inc. stockholders' equity of these consolidated VIEs was $120.7 million and $132.4 million at September 30, 2017 and December 31, 2016, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services Insurance Topic of the ASC, the impact would have been $139.0 million and $139.2 million at September 30, 2017 and December 31, 2016, respectively. The net change of these different accounting bases (including per share amounts) was $18.4 million ($0.41 per share) and $6.7 million ($0.15 per share) at September 30, 2017 and December 31, 2016, respectively.
This is supplemental information only and is not a component of Adjusted Book Value.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value decrease from December 31, 2016 to September 30, 2017 was primarily driven by Adjusted earnings and changes to foreign currency rates.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. There have been no material changes to our exposure to these risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, other than described below. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers are responsible for developing and applying methods to measure risk. Ambac utilizes various systems, models and sensitivity scenarios to monitor and manage market risk. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Financial instruments of VIEs that are consolidated as a result of Ambac's financial guarantees are excluded from the market risk measures below.
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
The interest rate derivatives portfolio is managed as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). As a result of the commutation of certain financial guarantee customer

| Ambac Financial Group, Inc. 89 2017 Third Quarter FORM 10-Q |

swaps in June 2017, the macro-hedge encompasses the entire interest rate derivatives portfolio as of September 30, 2017. The interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.8 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at September 30, 2017.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at September 30, 2017:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$110	$70	$33	$—	$(27)	$(35)
Estimated net fair value	1,472	1,432	1,395	1,362	1,335	1,327

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of September 30, 2017, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The following table summarizes the estimated change in fair values on Ambac’s net derivative liabilities assuming immediate parallel shifts in reference obligation credit spreads related to written credit derivatives and counterparty credit spreads related to uncollateralized interest rate derivatives at September 30, 2017. It is more likely that actual changes in credit spreads will vary by obligor:

	Change in Obligor Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(28)	$(6)	$—	$6	$20
Estimated fair value	(42)	(20)	(14)	(8)	6
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $0.8 million reduction to the credit derivatives liability as of September 30, 2017. At September 30, 2017 the credit valuation adjustment resulted in an 8.4% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7. Fair Value Measurements to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on measurement of the credit valuation adjustment.
The fair value of interest rate derivatives may also be affected by changes to the credit valuation adjustment attributable to the risk of Ambac non-performance. Generally, the need for an Ambac credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. As a result of the commutation of certain such derivatives in June 2017, there are no significant uncollateralized interest rate derivative liabilities as of September 30, 2017. Therefore, Ambac’s credit valuation adjustment included in the fair value of interest rate swaps was $0.0 million as of September 30, 2017.
The following table summarizes the estimated change in fair values on Ambac's net derivative liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at September 30, 2017:

	Change in Ambac Credit Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$1	$—	$—	$—	$(1)
Estimated fair value	(13)	(14)	(14)	(14)	(15)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming

| Ambac Financial Group, Inc. 90 2017 Third Quarter FORM 10-Q |

immediate shifts in credit spreads across holdings other than Ambac guaranteed securities at September 30, 2017. It is more likely that actual changes in credit spreads will vary by security:

	Change in Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing (1)	250 basis point narrowing (1)
Estimated change in fair value	$(196)	$(39)	$—	$38	$101
Estimated fair value	2,913	3,070	3,109	3,147	3,210

(1)	Incorporates a credit spread floor of 0 basis points.
Foreign Currency Risk
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling, euros and Australian dollars. These financial instruments are primarily invested assets of Ambac UK and credit derivative contracts. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in spot foreign exchange rates to U.S. dollars as of September 30, 2017.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(62)	$(31)	$31	$62
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
Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

| Ambac Financial Group, Inc. 91 2017 Third Quarter FORM 10-Q |

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
We have approximately $2.0 billion of net par exposure to the Commonwealth of Puerto Rico, including its authorities and public corporations. Components of Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bond. The outstanding net insured amount including accretion on capital appreciation bonds is approximately $2.6 billion. Total net insured lifetime debt service (net par and interest) to the Commonwealth of Puerto Rico and its instrumentalities was approximately $9.5 billion at September 30, 2017.
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
The Commonwealth has proposed to restructure and renegotiate its obligations and those of certain of its instrumentalities. In one measure, it adopted a Fiscal and Economic Growth Plan, certified by the Oversight Board created under PROMESA on March 13, 2017, that implies significant discounts to all debt service due to be paid by the Commonwealth and its instrumentalities. In another measure, on April 28, 2017, the Fiscal Agency and Financial Advisory Authority of Puerto Rico released a restructuring proposal that also included significant discounts to debt service to be paid on Ambac-insured credits. In addition, the Oversight Board commenced a PROMESA Title III proceeding for the Commonwealth of Puerto Rico on May 3, 2017 and for the Puerto Rico Sales Tax Financing Corporation ("COFINA") on May 5, 2017. Subsequently, the Oversight Board commenced a Title III proceeding for the Employees Retirement System and PRHTA on May 21, 2017, and for the Puerto Rico Electric Power Authority on July 2, 2017. It is currently unclear which additional Commonwealth entities and instrumentalities, if any, will pursue a plan of adjustment of their debts under Title III or continue to pursue consensual debt restructuring pursuant to Title VI of PROMESA. See "Note 1. Background and Business Description - Puerto Rico" for more information on these developments. Given the numerous uncertainties existing with respect to the restructuring process and relevant litigations, no assurance can be given that debt service discounts will not be severe and cause Ambac to experience losses materially exceeding current reserves. These and other long term financial planning, restructuring solutions and associated legislation, budgets and/or public policy could be proposed or adopted that could significantly impair our exposures, including by failing to recognize or properly differentiate legal structures and protections applicable to such exposures, such that losses may exceed our current reserves by a material amount and our loss reserves would need to be increased. In particular, in a Title III process, should court-approved plans of adjustment for the Commonwealth, COFINA, PRHTA, or any other issuers of Ambac-insured debt that file for Title III protection be based on the certified FEGP from March 13, 2017 or a "Revised FEGP" and a "Revised PRHTA Fiscal Plan", which is currently being drafted and could imply further discounts to debt service than under the current certified FEGP, the Fiscal Plan Compliance Act be upheld, or Ambac receive unfavorable judgments in the litigations to which it is a party, Ambac’s financial condition could be materially adversely affected. It is also possible that outcomes may be worse than forecast under the certified FEGP or under proposals or plans promulgated

| Ambac Financial Group, Inc. 92 2017 Third Quarter FORM 10-Q |

by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise. Even a negotiated restructuring to which Ambac agrees as part of a Title VI or other process may involve material losses in excess of current reserves.
Litigation affecting the legal protections on which Ambac Assurance and its insured exposures rely is likely to intensify which, if decided adversely to Ambac Assurance, may materially increase our risk of loss. On August 10, 2017, the court approved a stipulation between the Oversight Board, the Commonwealth, COFINA, and certain creditor parties, including Ambac Assurance, to resolve a dispute between the Commonwealth and COFINA concerning COFINA’s entitlement to the sales and use taxes pledged for the repayment of COFINA bonds. The stipulation contemplates separate agents for each of COFINA and the Commonwealth, which agents will litigate the dispute, while preserving the ability of interested parties, including Ambac Assurance, to participate in the litigation. On September 8, 2017, the Commonwealth’s agent filed a complaint seeking relief that would declare that the sales and use taxes belong to the Commonwealth and would result in the transfer of the sales and use taxes to the Commonwealth treasury rather than to COFINA. See discussion of Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257) in Note 11. Commitments and Contingencies. If successful, the Commonwealth's challenge against COFINA, and any similar claims that could be asserted by other plaintiffs in the future, could have a material adverse impact on Ambac’s liquidity, loss reserves and capital resources. Similarly, the Commonwealth defendants in Ambac's litigation concerning PRHTA have challenged the existence and/or enforceability of Ambac's and other PRHTA creditors' liens on certain revenues pledged to secure PRHTA's bonds. The resolution of claims brought in these and other litigations relating to Ambac's Puerto Rico exposures (as described in Note 11. Commitments and Contingencies), and any other cases brought as part of Title III proceedings or otherwise (whether by Ambac Assurance or other parties), may have a material effect on Ambac’s financial condition and results of operation.
As a result of the developments described above, the Commonwealth and certain of its instrumentalities will continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which are in turn affected by variability in economic growth, tax revenues, essential services expense as well as federal funding of Commonwealth needs. In addition, our exposure to Puerto Rico is impacted by the significant damage to the Commonwealth that was inflicted by Hurricane Maria, which made landfall on September 20, 2017. The longer term recovery of the economy of the Commonwealth and its essential infrastructure will likely be highly dependent on the amount and timing of Federal aid. While there is historical precedent for meaningful Federal support following other natural disasters in the United States and its territories, there can be no assurances as to the sufficiency or level of the aid and as to the effectiveness of the deployment of the aid in benefiting the long term recovery of economic activity in Puerto Rico. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith as well as the uncertainties emanating from the damage caused by Hurricane Maria and the potential risks associated with a "Revised FEGP" and a "Revised PRHTA Fiscal Plan", which are currently being drafted and could imply further discounts to debt service than under the current certified FEGP, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially by a material amount, and may be subject to material volatility.
While Ambac and Ambac Assurance have entered into a Rehabilitation Exit Support Agreement and the Rehabilitator has filed the Rehabilitation Plan Amendment with the Rehabilitation Court as part of a plan to resolve the rehabilitation of the Segregated Account, there can be no assurance that the rehabilitation of the Segregated Account will be successfully concluded.
On July 19, 2017, Ambac, Ambac Assurance and a number of holders of surplus notes of Ambac Assurance and beneficial interests in Deferred Amounts of the Segregated Account entered into a Rehabilitation Exit Support Agreement contemplating a series of transactions that would, assuming the satisfaction of various conditions, lead to the conclusion of the Segregated Account Rehabilitation Proceedings. On July 19, 2017, the Rehabilitator announced his support for such transactions and on September 25, 2017 filed the Rehabilitation Plan Amendment and accompanying documents with the Rehabilitation Court, which provide a plan for the exit of the Segregated Account from rehabilitation.
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
For the Rehabilitator to continue to support the transactions contemplated by the Rehabilitation Exit Support Agreement and effectuate the Rehabilitation Plan Amendment, the Rehabilitator will need to be satisfied that Ambac Assurance will have sufficient capital and claims-paying resources to effect such transactions and to meet its obligations after the Segregated Account Rehabilitation Proceedings have been terminated.

| Ambac Financial Group, Inc. 93 2017 Third Quarter FORM 10-Q |

That determination will, in part, be made based on whether Ambac Assurance is successful in closing the Tier 2 Note issuance. We can provide no assurance that Ambac Assurance will be able to close the Tier 2 Note issuance or will not suffer losses or fail to mitigate or remediate losses or achieve recoveries or investment objectives such that the Rehabilitator abandons pursuit of a plan for the exit of the Segregated Account from rehabilitation or decides to pursue a plan with different terms or features than those contemplated by the Rehabilitation Exit Support Agreement and the Rehabilitation Plan Amendment filed with the Rehabilitation Court on September 25, 2017.
The effectiveness of the Rehabilitation Plan Amendment is conditioned upon the consummation of certain exchange offers involving Ambac Assurance’s surplus notes. Such exchange offers will require a high level of participation by holders of surplus notes, receipt of consents necessary to modify the Settlement Agreement as contemplated by the Rehabilitation Exit Support Agreement, and OCI approval of the exchange offers as well as a one-time current interest payment on surplus notes that remain outstanding immediately after the effectiveness of the plan for the exit of the Segregated Account from rehabilitation. Furthermore, the effectiveness of the Rehabilitation Plan Amendment is conditioned upon the receipt of favorable rulings from the United States Internal Revenue Service, and of favorable legal opinions, on certain tax-related issues. We can provide no assurance that such conditions will be satisfied.
The failure to consummate the Rehabilitation Transactions and effectuate the Rehabilitation Plan Amendment due to the foregoing events or circumstances or other reasons may cause the Rehabilitator to pursue a different plan to conclude the Segregated Account Rehabilitation Proceedings or to abandon the pursuit of a near-term resolution of such proceedings. Either alternative would have uncertain consequences for the Company and for holders of our securities or securities insured by Ambac Assurance or the Segregated Account. If the Segregated Account were to remain in rehabilitation or exit rehabilitation based on a plan other than that envisioned by the Rehabilitation Plan Amendment, the equity value and claims-paying resources of Ambac Assurance may be diminished, Ambac Assurance's long-term viability may be less certain, and the Company's ability to create value apart from Ambac Assurance may be impaired.
Even if the Segregated Account Rehabilitation Proceedings could be brought to a successful conclusion, there can be no assurance that any level of capital deemed sufficient by OCI to permit such conclusion will be sufficient to cover all future losses, whether currently anticipated or unanticipated. Moreover, OCI is expected to more closely scrutinize the operations of, and transactions proposed to be completed by, Ambac Assurance after the Segregated Account Rehabilitation Proceedings are completed, compared to other insurance companies, including by imposing on Ambac Assurance reporting requirements and restrictions on transactions or other activities, which may create additional challenges or obstacles with respect to Ambac Assurance's ability to deliver value to Ambac and Ambac's ability to deliver value to stockholders.
Ambac Assurance will be required to raise additional liquidity to fund the cash component of the Segregated Account rehabilitation exit plan, subjecting us to the risk of loss from market and interest rate risk.
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
The amount estimated for purposes of Ambac’s representation and warranty recovery and the amount Ambac may ultimately receive is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any recoveries, intervention by the OCI, which could impede Ambac’s ability to take actions required to realize recoveries, and uncertainties inherent in the assumptions used in estimating any recoveries. In particular, Ambac’s assumptions regarding default rates of the loans and Ambac’s expectations with respect to the RMBS litigations have a significant impact on Ambac’s estimated representation and warranty recoveries. If these assumptions, expectations or estimates prove to be incorrect, or if an investor were to use different assumptions, expectations or estimates to predict recoveries, actual recoveries could differ materially from those estimated. Actual recovery will ultimately depend on future events and there can be no assurance that the assumed default rates or estimated RMBS litigations recoveries will not differ from actual events. Although Ambac believes that its methodology for extrapolating estimated recoveries is appropriate for evaluating the amount of potential recoveries, the methodologies Ambac uses to estimate expected losses in general and for any specific obligation in particular may not be similar to methodologies used by Ambac’s competitors, counterparties or other market participants. The determination of expected recovery is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, economic projections and other factors that affect credit performance. As a result, Ambac’s current estimates may not reflect Ambac’s future ultimate recovery and management makes no representation that the actual amount recovered, if any, will not differ materially from those estimated. The failure of Ambac’s actual recovery to meet or exceed its current estimate could result in a material adverse effect on Ambac’s financial condition, including its capital and liquidity. Refer to “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in Ambac’s Form 10-K for the fiscal year ended December 31, 2016 and Note 6.

| Ambac Financial Group, Inc. 94 2017 Third Quarter FORM 10-Q |

Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for more information regarding the estimation process.
Ambac’s representation and warranty recovery may change over time, causing the value or the perceived value of the collateral securing the Secured Notes and Tier 2 Notes that Ambac Assurance expects to issue to change and any such changes may be material.
Ambac reevaluates its estimated representation and warranty recoveries on a quarterly basis in connection with the preparation of its financial statements. See “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 of Ambac’s Form 10-K for the fiscal year ended December 31, 2016 and Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. As a result of any reevaluation, the amount of Ambac’s representation and warranty recovery may be adjusted upward or downward due to, among other things, changes in management's view of the value of such recoveries and/or changes in the loss reserves related to such recoveries, and any adjustment may be material. Changes in representation and warranty recoveries may result in material changes in Ambac’s financial condition, including its capital and liquidity. In addition, any adjustment to representation and warranty recoveries may alter the value or the perceived value of the collateral securing the Secured Notes and Tier 2 Notes that Ambac Assurance expects to issue in connection with the Rehabilitation Exit Transactions before payment on the Secured Notes or Tier 2 Notes is made in full, which may affect the value of, and trading market, if any, for, the Secured Notes or Tier 2 Notes. Management makes no representation that the representation and warranty recoveries will not change, materially or at all, including in the near term. There can be no assurance that the apparent, or actual, value of the collateral securing the Secured Notes and Tier 2 Notes that Ambac Assurance expects to issue will equal or exceed the principal amount of the Secured Notes and Tier 2 Notes, respectively, at all times prior to maturity.
We are subject to credit risk and other risks in our insured portfolio, including related to RMBS and securities backed by student loans. We are also subject to risks associated with adverse selection as our insured portfolio runs off. Measures taken to reduce such risks may have an adverse effect on our operating results or financial position.
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
While further deterioration in the performance of consumer assets, including mortgage-related assets and student loans, may occur, the timing, extent and duration of any future deterioration of the credit markets is unknown, as is the impact on potential claim payments and ultimate losses on the securities within Ambac Assurance’s portfolio. In addition, there can be no assurance that any governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful or inure to the benefit of the transactions we insure. For example, any initiative which permits the discharge of student loan debt in bankruptcy may adversely affect our portfolio. Similarly, servicer settlements with governmental authorities regarding foreclosure or servicing irregularities are generally designed to protect borrowers and may increase losses on securities we insure. In particular, the student loan industry and, specifically, trusts with securities insured by Ambac Assurance have been subject to heightened Consumer Finance Protection Bureau (CFPB) scrutiny and enforcement action over servicing and collections practices and potential chain of title issues and, consequently, any settlements, orders, consents or penalties resulting from CFPB actions, or any failure on the part of servicers or other parties asserting claims against delinquent borrowers to establish title to the loans, could lead to increased losses on securities we insure.
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
Ambac insures approximately $5.9 billion net par of privatized military housing debt with maturities generally between 2035 and 2055. This represents approximately 8.8% of Ambac’s remaining insured exposure at September 30, 2017. With the passage of time, military housing debt is expected to grow as a percentage of Ambac's total net par outstanding given its relatively long-dated maturity profile. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated in most cases by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). In a small number of cases, rental payments are also coming from civilians, including retired service personnel, living on a particular base. Collateral for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include ongoing base essentiality and military deployments and consequently the closure of a base due to a new BRAC process. BRAC is the

| Ambac Financial Group, Inc. 95 2017 Third Quarter FORM 10-Q |

congressionally authorized process the Department of Defense has used to reorganize its base structure more efficiently and effectively to support U.S. forces and has included the closure of bases in the past. In addition to BRAC, other risks include the U.S. government’s commitment to fund the BAH, the marketability/attractiveness of the on-base housing units versus off base housing, construction completion, environmental remediation, utility and other operating costs, and housing management. The impact of a BRAC-related base closure or the failure of the U.S. government to fund BAH could result in greater than expected losses to the affected Military Housing insured debt.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
None.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
There were no repurchases of equity securities made during the three months ended September 30, 2017. Ambac does not have a stock repurchase program.
Warrants
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10 million increase to the warrant repurchase program. As of September 30, 2017, Ambac had repurchased 985,331 warrants totaling $8.1 million leaving 4,053,670 warrants outstanding with an exercise price of $16.67 per share and expiration of April 30, 2023. The remaining aggregate authorization at September 30, 2017 is $11.9 million.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit Number	Description
10.1
First Amendment to the Rehabilitation Exit Support Agreement, by and among Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain holders of Ambac Assurance Corporation's 5.1% Surplus Notes due 2020 and certain holders of Ambac Assurance Corporation's deferred payment obligations, dated as of September 21, 2017 (filed as Exhibit 10.1 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed September 26, 2017 and incorporated herein by reference).

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

| Ambac Financial Group, Inc. 96 2017 Third Quarter FORM 10-Q |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	November 8, 2017	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)

| Ambac Financial Group, Inc. 97 2017 Third Quarter FORM 10-Q |