Form 10-K
period 2017-12-31
AMBAC FINANCIAL GROUP INC
filed 2018-02-28
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”and"emerging growth company" in Rule 12b-2 of the Exchange Act): (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2017 was $785,107,730. As of February 27, 2018, there were 45,278,480 shares of Common Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s proxy statement for its 2018 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of Ambac’s common stock and volatility in the price of Ambac’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation ("Ambac Assurance) or from transactions or opportunities apart from Ambac Assurance; (3) adverse effects on Ambac’s share price resulting from future offerings of debt or equity securities that rank senior to Ambac’s common stock; (4) potential of rehabilitation proceedings against Ambac Assurance; (5) dilution of current shareholder value or adverse effects on Ambac’s share price resulting from the issuance of additional shares of common stock; (6) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (7) decisions made by Ambac Assurance's primary insurance regulator for the benefit of policyholders that may result in material adverse consequences for holders of the Company’s securities or holders of securities issued or insured by Ambac Assurance; (8) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers; (9) failure to recover claims paid on Puerto Rico exposures or incurrence of losses in amounts higher than expected; (10) the Company’s inability to realize the expected recoveries included in its financial statements; (11) changes in Ambac Assurance’s estimated representation and warranty recoveries or loss reserves over time; (12) insufficiency or unavailability of collateral to pay secured obligations; (13) credit risk throughout the Company’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, collateralized loan obligations, public finance obligations and exposures to reinsurers; (14) credit risks related to large single risks, risk concentrations and correlated risks; (15) concentration and essentiality risk in connection with Military Housing insured debt; (16) the risk that the Company’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (17) risks associated with adverse selection as the Company’s insured portfolio runs off; (18) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured portfolio; (19) intercompany disputes or disputes with Ambac Assurance's primary insurance regulator; (20) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (21) the Company’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (22) the Company may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (23) restrictive covenants in agreements and instruments may impair the Company’s ability to pursue or achieve its business strategies; (24) loss of control rights in transactions for which we provide insurance due to a finding that Ambac Assurance has defaulted, whether due to the Segregated Account rehabilitation proceedings or otherwise; (25) the Company’s results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of the Company’s insurance intangible asset; (26) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan, or from the characterization of the Company’s surplus notes or other obligations as equity; (27) risks attendant to the change in composition of securities in the Company’s investment portfolio; (28) changes in tax law; (29) changes in prevailing interest rates; (30) changes on inter-bank lending rate reporting practices or the method pursuant to which LIBOR rates are determined; (31) factors that may influence the amount of installment premiums paid to the Company, including the Segregated Account rehabilitation proceedings; (32) default by one or more of Ambac Assurance's portfolio investments, insured issuers or counterparties; (33) market risks impacting assets in the Company’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (34) risks relating to determinations of amounts of impairments taken on investments; (35) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on the Company’s business, operations, financial position, profitability or cash flows; (36) actions of stakeholders whose interests are not aligned with broader interests of the Company's stockholders; (37) the Company’s inability to realize value from Ambac UK or other subsidiaries of Ambac Assurance; (38) system security risks; (39) market spreads and pricing on interest rate derivative insured or issued by the Company; (40) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (41) changes in accounting principles or practices that may impact the Company’s reported financial results; (42) legislative and regulatory developments, including intervention by regulatory authorities; (43) the economic impact of “Brexit” may have an adverse effect on the Company’s insured international portfolio and the value of its foreign investments, both of which

| Ambac Financial Group, Inc. 1 2017 FORM 10-K |

primarily reside with its subsidiary Ambac UK; (44) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (45) the Company’s financial position that may prompt departures of key employees and may impact the Company’s ability to attract qualified executives and employees; (46) implementation of new tax legislation signed into law on December 22, 2017 (commonly known as the “Tax Cuts and Jobs Act”) may have unexpected consequences for the Company and the value of its securities, particularly its common shares; (47) implementation of the Tax Cuts and Jobs Act may negatively impact the economic recovery of Puerto Rico, which could result in higher loss severities or an extended moratorium on debt service owed on Ambac Assurance-insured bonds of Puerto Rico and its instrumentalities; (48) implementation of the Tax Cuts and Jobs Act could have a negative impact on municipal issuers of Ambac-insured bonds; and (49) other risks and uncertainties that have not been identified at this time.
PART I
Item 1.    Business
INTRODUCTION
Ambac Financial Group, Inc. (“Ambac,” "AFG" or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991.
Ambac’s provides financial guarantee policies through its principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance" or "AAC") and its wholly owned subsidiary Ambac Assurance UK Limited (“Ambac UK”), both of which have been in runoff since 2008. Ambac has another wholly-owned subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. Insurance policies issued provide an unconditional and irrevocable guarantee which protects the holder of a debt obligation against non-payment when due of the principal and interest on the obligations guaranteed. Pursuant to such guarantees, Ambac Assurance and its subsidiaries make payments if the obligor responsible for making payments fails to do so when scheduled. Revenues from financial guarantees consist of: (i) premiums earned from insurance contracts, net of reinsurance, whether received upfront or on an installment basis and (ii) amendment and consent fees. Expenses from financial guarantees consist of: (i) loss and commutation payments for credit exposures; (ii) loss-related expenses, including those relating to the remediation of problem credits; and (iii) insurance intangible amortization.
Ambac Assurance has another wholly owned subsidiary, Ambac Credit Products LLC (“ACP”) that issued credit derivative contracts for which it collects fees over the contract term. Credit derivative contract terms are substantially similar to financial guarantee insurance. Credit derivatives also permit certain counterparties to assert mark-to-market termination claims under certain conditions; however, the assertion of such mark-to-market claims has been enjoined by the Second Amended Plan of Rehabilitation (as defined below) and orders of the Rehabilitation Court (as defined below). See discussion of “Ambac Assurance

Liquidity” in Part II, Item 7 included in this Form 10-K for further information.
Ambac Assurance and its subsidiaries have been working toward reducing uncertainties within its insured portfolio through active monitoring of key exposures such as municipal entities (including Puerto Rico), asset-backed securities (including residential mortgage-backed ("RMBS") and student loans) and municipal entities with stressed financial conditions. Additionally, Ambac Assurance and its subsidiaries are actively prosecuting legal claims (including RMBS related lawsuits), managing the regulatory framework applicable to the insurance entities, seeking to optimize capital allocation in a challenging environment that includes long duration obligations, and attempting to retain key employees.
The deterioration of the financial condition of Ambac Assurance and Ambac UK beginning in 2007 has prevented these companies from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition and by regulatory, legal and contractual restrictions. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Refer to "Dividend Restrictions, Including Contractual Restrictions" below and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on dividend payment restrictions.
Prior to the second quarter of 2017, Ambac had two reportable business segments: i) the financial guarantee segment, which consisted of financial guarantee insurance policies and credit derivative contracts and ii) the financial services segment which consisted of other financial products. In the second quarter of 2017, the Company began reporting financial guarantee as its only reportable business segment. Factors management took into consideration when eliminating the financial services segment included (i) significant swap commutations in June 2017, which left the remaining interest rate swaps and other interest rate derivatives as hedges against interest rate risk in the financial guarantee and investment portfolios, (ii) the maturity of the last investment agreement in March 2017, (iii) the immateriality of the remaining conduit transactions, and (iv) the appointment of a new Chief Executive Officer effective January 1, 2017. Management now reviews financial information, allocates resources and measures financial performance on a consolidated basis. All prior period amounts and disclosures have been adjusted to reflect the reportable segment change.
On May 1, 2013, Ambac emerged from Chapter 11 bankruptcy protection when the Second Modified Fifth Amended Plan of Reorganization became effective. Upon emergence Ambac had no outstanding debt at the holding company and significant net operating loss carry-forwards, of which $3.7 billion remain at December 31, 2017.
Interest Rate Derivatives:
Interest rate derivative transactions are executed through Ambac Financial Services (“AFS”), a wholly-owned subsidiary of Ambac Assurance. As noted above, the primary activities of AFS is to

| Ambac Financial Group, Inc. 2 2017 FORM 10-K |

economically hedge interest rate risk in the financial guarantee and investment portfolios. Accordingly, these derivatives are positioned to benefit from rising rates. Under agreements governing the derivative positions, AFS generally must post collateral or margin in excess of the market value of the swaps and futures contracts. In addition, most of AFS’s counterparties currently possess the right to terminate their transactions with AFS and in the event of a rehabilitation of Ambac Assurance, some of AFS’s swaps could automatically terminate. A sudden termination of AFS’s derivatives, whether voluntarily or automatically, could result in losses. AFS has borrowed cash and securities from Ambac Assurance, to help support its collateral and margin posting requirements, previous termination payments and other cash needs.
Ambac derives interest rate derivative revenues from (i)  changes in the fair value of the derivatives portfolio resulting from interest rate fluctuations and (ii) the value of future contract terminations or settlements which may differ from the carrying value of the those contracts.
Credit risks relating to derivative positions primarily concern the default of a counterparty. Ambac's interest rate derivatives generally consist of centrally cleared swaps, US treasury futures and some over-the-counter ("OTC") swaps with financial guarantee customers or bank counterparties. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements or margin posting requirements. Cleared swaps, futures and OTC derivatives with bank counterparties require margin or collateral to be posted up to or in excess of the market value of the derivatives. Derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Credit risk associated with such customer derivatives, including credit derivatives, is managed through the risk management processes described in the Risk Management Group section below. In some cases, derivatives between Ambac and financial guarantee customers are placed through a third party financial intermediary and similarly do not require collateral posting.
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
Investment Agreements:
Ambac Assurance issued investment agreements to structured finance and municipal issuers through its wholly-owned subsidiary, Ambac Capital Funding. Investment agreements were customized for each investor to provide guaranteed interest and return of principal in accordance with their requirements. Each investment agreement was insured by Ambac Assurance through a financial guarantee insurance policy. The last investment agreement matured in March 2017.
Funding Conduits:
A subsidiary of Ambac previously transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of December 31, 2017, Ambac Assurance or Ambac UK had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities. Ambac does not consolidate these entities under the relevant accounting guidance for consolidation of variable interest entities. See Note 2. Basis of Presentation and Significant Accounting Policies and Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
Corporate Strategy:
In February 2018, Ambac achieved one of its key strategic strategies, the exit from rehabilitation of Ambac Assurance’s Segregated Account (as defined below).  Having accomplished this milestone, Ambac will continue to pursue and prioritize its remaining key strategic priorities, namely:

•
Active runoff of Ambac Assurance and its subsidiaries through transaction terminations, policy commutations, settlements and restructurings, with a focus on our watch list credits and known and potential future adversely classified credits, that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;

•	Ongoing rationalization of Ambac's and its subsidiaries' capital and liability structures;

•	Loss recovery through active litigation management and exercise of contractual and legal rights;

•	Ongoing review of organizational effectiveness and efficiency of the operating platform; and

•	Evaluation of opportunities in certain business sectors that meet acceptable criteria that will generate long-term stockholder value with attractive risk-adjusted returns.
With respect to our new business strategy, we have identified certain business sectors adjacent to Ambac's core business, in which future opportunities will be evaluated. The evaluation will be conducted through a measured and disciplined approach to identify opportunities that are synergistic to Ambac, match Ambac's core competencies, are rapidly scalable or available through mergers and acquisitions and that may allow for the utilization of Ambac's net operating loss carry-forwards.  Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to execute and/or obtain the financial and other resources that may be required to finance the acquisition or development of any new businesses or assets. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, ACP, Ambac and certain counterparties to credit default swaps with ACP

| Ambac Financial Group, Inc. 3 2017 FORM 10-K |

that were guaranteed by Ambac Assurance, as well as the Stipulation and Order (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K), each of which requires OCI (and in the case of the Settlement Agreement, under certain circumstances, holders of surplus notes issued pursuant to the Settlement Agreement) to approve certain actions taken by or in respect of Ambac Assurance. In exercising its rights under the Stipulation and Order or Settlement Agreement, OCI will act for the benefit of policyholders, and will not take into account the interests of Ambac. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
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
On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the "Segregated Account Rehabilitation Plan") in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014.
On September 25, 2017 the Rehabilitator filed a motion in the Rehabilitation Court seeking entry of an order approving an amendment to the Segregated Account Rehabilitation Plan (the "Second Amended Plan of Rehabilitation"). Following the conclusion of a Confirmation Hearing on January 22, 2018, the Rehabilitation Court entered an order granting the Rehabilitator's motion and confirming the Second Amended Plan of Rehabilitation. On February 12, 2018 (the "Effective Date"), the Second Amended Plan of Rehabilitation became effective. Consequently, the rehabilitation of the Segregated Account was concluded. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on the Segregated Account and the Segregated Account Rehabilitation Proceedings.
Enterprise Risk Management
The Company's policies and procedures relating to risk assessment and risk management are overseen by its Board of Directors. The Board takes an enterprise-wide approach to risk management oversight that is designed to support the Company's business plans at a reasonable level of risk. A fundamental part of risk assessment and risk management is not only understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board of Directors annually reviews the Company's business plan, factoring risk management into account. It also approves the Company's risk appetite statements, which articulate the Company's tolerance for certain risks and describes the general types of risk that the Company accepts, within certain parameters, or attempts to avoid.
While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibilities related to risk assessment and risk management, and management has responsibility for managing the risks to which the Company is exposed and reporting on such matters to the Board of Directors and applicable Board committees.

•
The Audit Committee oversees the management of risks associated with the integrity of Ambac’s financial statements and its compliance with legal and regulatory requirements. In addition, the Audit Committee discusses policies with respect to risk assessment and risk management, including major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee reviews with management, internal auditors, and external auditors Ambac's accounting policies, Ambac's system of internal controls over financial reporting and the quality and appropriateness of disclosure and content in the financial statements and other external financial communications.

•
The Compensation Committee oversees the management of risk primarily associated with our ability to attract, motivate and retain quality talent, particularly executive talent, compensation structures that might lead to undue risk taking, and disclosure of our executive compensation philosophies, strategies and activities.

•
The Governance and Nominating Committee oversees the management of risk primarily associated with Ambac’s ability to attract and retain quality directors, Ambac’s corporate governance programs and practices and our compliance therewith. Additionally, the Governance and Nominating Committee oversees the processes for evaluation of the performance of the Board, its committees and management each year and considers risk management effectiveness as part of its evaluation. The Governance and Nominating Committee also performs oversight of the business ethics and compliance program, and reviews compliance with Ambac’s Code of Business Conduct.

•	The Strategy and Risk Policy Committee oversees the management of risk and risk appetite primarily with respect to strategic plans and initiatives, oversight of Ambac’s capital

| Ambac Financial Group, Inc. 4 2017 FORM 10-K |

structure, financing and treasury matters and oversight of management's process for the identification, evaluation and mitigation of Ambac’s financial and commercial-related risks.
The full Board also receives quarterly updates from Board committees, and the Board provides guidance to individual committee activities as appropriate.
In order to assist the board of directors in overseeing Ambac’s risk management, Ambac uses enterprise risk management, a company-wide process that involves the Board of Directors, management and other personnel in an integrated effort to identify, assess and manage a broad range of risks (e.g., credit, financial, legal, liquidity, market, model, operational, regulatory and strategic), that may affect the Company’s ability to execute on its corporate strategy and fulfill its business objectives. The Enterprise Risk Committee (“ERC”), which is a management committee, is comprised of senior level management responsible for assisting in the management of the Company’s risks on an individual and aggregate basis. The ERC produces the relevant risk management information for senior management, the Board of Directors and applicable Board committees.
Ambac management has established other committees to assist in managing the risks embedded in the enterprise. These committees will meet monthly or as needed on an ad hoc basis.

•
The Asset Liability Management Committee's (“ALCO”) objective is to foster an enterprise wide culture and approach to liquidity management, asset management, asset valuation and hedging. Members of ALCO include the Chief Executive Officer, Chief Financial Officer and senior managers from investment management and the Risk Management Group.

•
The Risk Committee's objective is establish an interdisciplinary team of professionals from different parts of the company to provide oversight of the key risk remediation issues impacting Ambac. The purview of the committee is to review and approve risk remediation activities for the financial guarantee insured portfolio as well as review changes to Ambac's adversely classified, survey and watch list credits (as defined in Note 2. Basis of Presentation and Significant Accounting Policies). This committee was established in the fourth quarter of 2017. Previously, most risk remediation activities were approved by ALCO. Members of the Risk Committee include the Chief Executive Officer, Head of Risk Management, Chief Financial Officer and senior managers from throughout risk, corporate services group, operations, investment management, legal and finance.

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
RISK MANAGEMENT GROUP
Financial guarantee insurance and credit derivatives ("financial guarantees") were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. Ambac’s financial guarantee insurance policies and credit derivative contracts expose the Company to the direct credit risk of the assets and/or obligor supporting the guaranteed obligation. In addition, insured transactions expose Ambac to indirect risks that may increase our overall risk, such as credit risk separate from, but correlated with, our direct credit risk, market, model, economic, natural disaster and mortality or other non-credit type risks. Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Guarantees in Force” section below for details on the financial guarantee insured portfolio.
The Risk Management Group is primarily responsible for the development, implementation and oversight of loss mitigation strategies, surveillance and remediation of the insured financial guarantee portfolio (including through the pursuit of recoveries in respect of paid claims and commutations of policies). Our ability to execute certain risk management activities may be limited by the restrictions set forth in the Settlement Agreement and the Stipulation and Order. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
Ambac’s Risk Management Group ("RMG") has an organizational structure designed around four primary areas of focus: Surveillance, Risk Remediation, Credit Risk Management and Loss Reserving and Analytics. The Head of Risk Management reports directly to Ambac's Chief Executive Officer and regularly informs and updates the Audit Committees of the Boards of Directors of Ambac and Ambac Assurance with respect to risk-related topics in the insured portfolio.
Surveillance
This group's focus is on the early identification of potential stress or deterioration in connection with exposures in the insured portfolio and the related credit analysis associated with these and other insured portfolio exposures.
Analysts in this group perform periodic credit reviews of insured exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Risk-adjusted surveillance strategies have been developed for each bond type with review periods and scope of review based upon each bond type’s risk profile. The risk profile is assessed regularly in response to our own experience and judgments or external factors such as the economic environment and industry trends. In general, surveillance activities are designed to detect deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely impact the portfolio. Active surveillance enables analysts

| Ambac Financial Group, Inc. 5 2017 FORM 10-K |

to track single credit migration and industry credit and performance trends.
The focus of a related credit review is to assess performance, identify credit trends and recommend appropriate credit classifications, ratings and changes to a transaction or bond type’s review period and surveillance requirements. Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of the various credit classifications. If a problem is detected, the Surveillance group will then work with the Risk Remediation group on a loss mitigation plan, as necessary.
Surveillance for collateral dependent transactions, including, but not limited to, residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and student loan transactions, focuses on reviews of the underlying asset cash flows and, if applicable, the performance of servicers or collateral managers. Ambac Assurance generally receives periodic reporting of transaction performance from issuers or trustees. Surveillance analysts review these reports to monitor performance and, if necessary, seek legal advice to ensure that reporting and application of cash flows comply with transaction requirements.
Risk Remediation
This group’s focus is on risk remediation, loss mitigation and restructuring related to the insured portfolio of Ambac Assurance.
Risk remediation helps to reduce exposure to credits that are developing, have the potential for future adverse development or are already adversely classified by, among other things, securing rights and remedies, both of which help to mitigate losses in the event of further deterioration or event of default, or, as available, working with an issuer to refinance or retire debt.
Loss mitigation focuses on the analysis, implementation and execution of commutation and related claims reduction or defeasance strategies for policies with potential future claims. Loss mitigation prioritizes policies, or portions thereof, for commutation, refinancing or other claims reduction or defeasance strategies.
Restructuring or workout is the focused and active process of minimizing claims and maximizing recoveries typically following an event of default. The emphasis on reducing risk is centered on reducing enterprise-wide exposure on a prioritized basis.
For certain adversely classified, survey list and watch list credits, Risk Remediation analysts will develop and implement a remediation or loss mitigation plan that could include actions such as working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac Assurance’s exposure to potential loss. Other actions could include working with bond holders and other economic stakeholders to negotiate, structure and execute solutions, such as commutations.
Adversely classified, survey list and watch list credits are tracked closely by Surveillance analysts together with Risk Remediation analysts as part of the Risk Remediation process and discussed at regularly scheduled meetings with Credit Risk Management (see discussion following in “Credit Risk Management”) and the Risk Committee (see discussion following in "Risk Committee"). In some cases, Risk Remediation will engage restructuring or workout experts, attorneys and/or other consultants with appropriate expertise in the targeted loss mitigation area to assist management in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.
In Risk Remediation, we have established cross-functional teams in key areas of focus, comprised of personnel both within the RMG and in other departments, to target proactive mitigation and remediation of losses and potential future losses associated with certain credits and sectors in the insured portfolio. Examples of such efforts include teams of professionals focused on (i) the review and enforcement of contractual representations and warranties in RMBS policies, (ii) RMBS servicing and (iii) the analysis and prioritization of policies with projected claims or the potential for future material adverse development to target and execute risk reduction, restructuring and commutation strategies. Members of these cross-functional teams will often work with external experts in the pursuit of risk reduction efforts.
For RMBS servicing, the team focuses on servicer oversight and remediation. Analysts monitor the performance of servicers through a combination of (i) regular reviews of servicer performance; (ii) compliance certificates received from servicer management; (iii) independent rating agency information; (iv)  reviews of servicer financial information; and (v) onsite servicing diligence.
In some transactions, Ambac Assurance has the right to direct a transfer of RMBS and other servicing to an alternative servicer, upon certain events and subject to certain conditions. The decision to exercise this right is made based on various factors, including an assessment of the performance of the existing servicer and an assessment of whether a transfer of servicing may improve the performance of the collateral and reduce risk to Ambac Assurance. In the case of RMBS, Ambac Assurance has developed relationships with preferred servicers. Preferred servicers are selected through a formalized servicer review process that determines, among other key factors, the servicer’s ability and willingness to actively implement intense and proven loss mitigation activities on RMBS. Ambac Assurance may decide to exercise its rights to direct the transfer of servicing to a preferred servicer where such rights are available. The transfer of servicing is done with the objectives of (i) minimizing losses and distress levels by deploying targeted and enhanced loss mitigation programs; (ii) increasing visibility to Ambac Assurance of all servicing activities that impact overall deal performance; (iii) better aligning the servicer’s financial interest to the performance of the underlying deal through the utilization of performance based incentives; and (iv) reducing the risk of servicer underperformance due to servicer financial difficulty.
Ambac Assurance believes that the loss mitigation activities, alignment of interests and close monitoring of servicers constitute credible means of minimizing risks and losses related to insured RMBS.
A team of professionals is focused on recoveries from sponsors where Ambac Assurance believes material breaches of representations and warranties have occurred with respect to certain RMBS policies.  The team engages with experienced consultants to perform the re-underwriting of loan files and consults with internal and external legal counsel with regard to loan putbacks as well as settlement and litigation strategies (refer to Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated

| Ambac Financial Group, Inc. 6 2017 FORM 10-K |

Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion on this topic).
Loss Reserving and Analytics ("LRA")
LRA manages the quarterly loss reserving process for insured portfolio credits with projected policy claims. It also supports the development, operation and/or maintenance of various analytical models used in the loss reserving process as well as in other risk management functions. LRA works with Surveillance and Risk Remediation analysts responsible for a particular credit on the development, review and implementation of loss reserve scenarios and related analysis.
Credit Risk Management ("CRM")
CRM manages the decision process for all material matters that affect credit exposures within the insured portfolio. While not responsible for the credit analysis or execution of risk remediation or loss mitigation strategies, CRM provides a forum for independent assessments, reviews and approvals and drives consistency and timeliness. The scope of credit matters under the purview of CRM includes material amendments, waivers and consents, evaluation of remediation or loss mitigation plans, credit review scheduling, adverse credit classification and below investment grade rating designations, adversely classified credit reviews, sector reviews and overall portfolio review.
The CRM decision process may involve a review of structural, legal, political and credit issues and also includes determining the proper level of approval, which varies based on the nature and materiality of the matter. In particular, formal plans or transactions that relate to risk remediation, loss mitigation or restructuring may also require Risk Committee approval. In addition, such plans or transactions that have material asset liquidity implications may also require ALCO approval.
Control Rights
In structured transactions, including structured public finance transactions, Ambac Assurance often is the control party as a result of insuring the transaction’s senior class or tranche. The control party may direct specified parties, usually the trustee, to take or not take certain actions following contractual defaults or trigger events. Control rights and the scope of direction and remedies vary considerably among our insured transactions. Because Ambac Assurance is party to and/or has certain rights in documents supporting transactions in the insured portfolio, Ambac Assurance frequently receives requests for amendments, waivers and consents (“AWCs”). Ambac Assurance’s risk management personnel review, analyze and process all requests for AWCs. As a part of the Segregated Account Rehabilitation Proceedings, the Rehabilitation Court enjoined certain actions by other parties to preserve Ambac Assurance’s control rights that could otherwise have lapsed or been compromised. By way of the Second Amended Plan of Rehabilitation and orders of the Rehabilitation Court, such protections are intended to be continued after the consummation of the Rehabilitation Exit Transactions (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K).
Adversely Classified Credit Review
Credits that are either in default or have developed problems that eventually may lead to a default are tracked closely by the appropriate Surveillance and Risk Remediation teams and discussed at meetings with CRM. Adversely classified credit meetings include members of CRM, Surveillance, Risk Remediation and legal, as necessary. As part of the review, relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification is considered. Internal and/or external counsel generally review the documents underlying any problem credit and, if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. The review schedule for adversely classified credits is tailored to the remediation plan to track and prompt timely action and proper internal and external resourcing. A summary of developments regarding adversely classified credits and credit trends is also provided to the Credit Committee and Ambac’s and Ambac Assurance’s Board of Directors no less than quarterly.
The insured portfolio contains exposures that are correlated and/or concentrated. Risk Management's surveillance includes identifying these types of exposures and identifying the risks that would or could trigger credit deterioration across the related exposures. When such risks occur, adverse credit classification may be warranted across many of the correlated and/or concentrated exposures. This is the case with student loans and RMBS, for example, which have several correlations including those associated with consumer lending, unemployment and home prices. In the past, our not-for-profit healthcare and our leveraged lease exposures experienced periods of stress arising from their concentrated and/or correlated risks, when there were major changes to healthcare reimbursement programs especially Medicaid, or significant weakness in consumer and business travel, in the case of the former and the latter, respectively. In the future, Ambac’s portfolio may be subject to similar credit deterioration arising from concentrated and/or correlated risks. Examples of other such risks that could impact our portfolio, and that our surveillance is designed to monitor include the impact of potential municipal bankruptcy contagion, the impact of tax reform on state and municipal bond issuers, or the impact of large scale domestic military cutbacks on our military housing portfolio or event risk such as natural disasters or other regional stresses. Most such risks cannot be predicted, and may materialize unexpectedly or develop rapidly. Although our surveillance allows us to connect the event and stress to the related exposures and assign an adverse credit classification and estimate losses across the affected credits, when necessary, we may not have adequate resources or contractual rights and remedies to mitigate loss arising from such risks.
Amendment, Waiver and Consent Review / Approval
The decision to approve or reject AWCs is based upon certain credit factors, such as the issuer’s ability to repay the bonds and the bond’s security features and structure. Members of Ambac Assurance’s Surveillance group review, analyze and process all requests for AWCs. All AWCs are initially screened for materiality in the Surveillance group. Non-material AWCs require the approval of at least the Surveillance analyst and the Surveillance manager. Material AWCs are within the purview of CRM, as noted above. For material AWCs, CRM has established minimum requirements that may be modified to require more or varied approvals depending upon the matter’s complexity, size or other characteristics.
Ambac Assurance assigns internal credit ratings to individual exposures as part of the AWC process and at surveillance reviews. These internal credit ratings, which represent Ambac Assurance’s

| Ambac Financial Group, Inc. 7 2017 FORM 10-K |

independent judgments, are based upon underlying credit parameters consistent with the exposure type.
Risk Committee
The Risk Committee is a management committee that was established in the fourth quarter of 2017, as an interdisciplinary body of expertise from different parts of the Ambac Assurance to provide oversight of the key risk remediation, loss mitigation and restructuring issues (collectively "risk remediation") impacting the Company. The committee comprises the CEO, CFO, Head of Risk Management, as chair, General Counsel, and other key personnel from the Risk Management, Finance, Corporate Services and Legal departments.
The mission of the committee is to: (i) to enhance, improve and standardize the key impact metrics, including economic, financial, and strategic, considered when making risk remediation decisions; (ii) to ensure a timely, rigorous and thorough approach to risk remediation at Ambac Assurance and the prudent and economically accretive use of capital in support of these activities; and (iii) to enhance enterprise-wide communication and cooperation in connection with these core Ambac Assurance business strategies.
The purpose of the Risk Committee is to: (i) to review on a periodic basis changes to Ambac Assurance internal credit classifications and ratings of adversely classified credits, survey list credits, and watch list credits after the aforementioned CRM process; (ii) to review and approve risk remediation plans for adversely classified credits, survey list credits and watch list credits; (iii) to provide oversight and to review new risk remediation structures or approaches in connection with risk remediation plans or anticipated transactions; (iv) to review and approve proposed risk remediation transactions whereby Ambac Assurance is making an economic contribution; and (iv) other such risk remediation activities that Ambac Assurance may delegate to the Risk Committee.
INSURANCE REGULATORY MATTERS AND OTHER RESTRICTIONS
Regulatory Matters
United States
Ambac Assurance and Everspan are domiciled in the State of Wisconsin and, as such, are subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”) and are regulated by the OCI. In addition, Ambac Assurance and Everspan are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed. See Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on regulatory restrictions.
In addition, pursuant to the terms of the Settlement Agreement and the Stipulation and Order, Ambac Assurance must seek prior approval by OCI of certain corporate actions. The Settlement Agreement and Stipulation and Order include covenants which restrict the operations of Ambac Assurance. The Settlement Agreement will remain in force until the surplus notes issued thereunder have been redeemed, repurchased or repaid in full. The Stipulation and Order will remain in force for so long as OCI determines it to be necessary. Certain of the restrictions in the Settlement Agreement may be waived with the approval of the OCI and/or the requisite percentage of holders of surplus notes issued thereunder.

United Kingdom
The Prudential Regulatory Authority ("PRA") and Financial Conduct Authority ("FCA") (and their predecessor regulator the Financial Services Authority (“FSA”)) have exercised significant oversight of Ambac UK since 2008, after Ambac, Ambac Assurance and Ambac UK began experiencing financial stress. In 2009, Ambac UK’s license to write new business was curtailed by the FSA and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its insurance portfolio in the United Kingdom, and to do the same through a branch in Milan, Italy, and a number of other EU countries. EU legislation has allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions. See Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on regulatory restrictions.
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

| Ambac Financial Group, Inc. 8 2017 FORM 10-K |

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
Dividend Restrictions, Including Contractual Restrictions
Due to contractual and regulatory restrictions, Ambac Assurance has been unable to pay common dividends to Ambac since 2008 and will be unable to pay common dividends in 2018 without certain approvals, including the prior consent of the OCI, which is unlikely. Ambac Assurance’s ability to pay dividends is further restricted by the Settlement Agreement, the Stipulation and Order and the terms of its Auction Market Preferred Shares ("AMPS"). See Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on dividends.
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
Pursuant to the Settlement Agreement, Ambac Assurance may not make any “Restricted Payment” (which includes dividends from

Ambac Assurance to Ambac) in excess of $5 million in the aggregate per annum, other than Restricted Payments from Ambac Assurance to Ambac in an amount up to $7.5 million per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of Ambac Assurance's surplus notes (other than junior surplus notes) would also need to be redeemed at par.
The Stipulation and Order requires OCI approval for the payment of any dividend or distribution on the common stock of Ambac Assurance.
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
INVESTMENTS AND INVESTMENT POLICY
As of December 31, 2017, the consolidated non-VIE investments of Ambac had an aggregate fair value of approximately $5.74 billion. Investments are managed both internally by officers of Ambac, who are experienced investment managers and by external investment managers. All investments are made in accordance with the general objectives, policies, and guidelines for investments reviewed or overseen by Ambac Assurance and Ambac UK’s respective Boards of Directors. These policies and guidelines include liquidity, credit quality, diversification and duration objectives and are periodically reviewed and revised as appropriate. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes procedures on residential mortgage-backed securities consistent with those utilized to assess the risk of our insured RMBS exposures.
As of December 31, 2017, the Ambac Assurance and Everspan non-VIE investment portfolio had an aggregate fair value of approximately $4.86 billion. Ambac Assurance’s and Everspan’s investment objectives are to achieve the highest risk-adjusted after-tax return on a diversified portfolio consistent with Ambac Assurance’s and Everspan’s risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. In addition to internal investment policies and guidelines, Ambac Assurance’s investment portfolio is subject to limits on the types and quality of investments imposed by applicable insurance laws and regulations, which may be waived by the applicable regulatory authority in certain instances. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy. Ambac Assurance purchases Ambac Assurance insured securities given their relative risk/reward characteristics. As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, changes to Ambac Assurance’s investment policies are subject to approval by OCI pursuant to covenants made by Ambac Assurance in the Settlement

| Ambac Financial Group, Inc. 9 2017 FORM 10-K |

Agreement and Stipulation and Order. Such requirements could adversely impact the performance of the investment portfolio.
As of December 31, 2017, the non-VIE Ambac UK investment portfolio had an aggregate fair value of approximately $0.70 billion. Ambac UK’s investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holder claims. Ambac UK purchases Ambac UK insured securities given their relative risk/reward characteristics. Ambac UK’s investment portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by its regulator. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
As of December 31, 2017, the non-VIE Ambac (parent company only) investment portfolio had an aggregate fair value of approximately $0.16 billion. The primary investment objective is to preserve capital for strategic uses while maximizing income. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Additionally, as of December 31, 2017, this portfolio has $0.20 billion in surplus notes that were issued by Ambac Assurance or the Segregated Account which are eliminated in consolidation.
The following table provide certain information concerning the consolidated investments of Ambac:

	2017		2016
Investment Category ($ in millions) December 31,	Carrying Value (2)	Weighted Average Yield (1)	Carrying Value (2)	Weighted Average Yield (1)
Municipal obligations	$780	5.5%	$374	3.9%
Corporate securities	860	3.2%	1,802	2.8%
Foreign obligations	27	1.0%	43	1.2%
U.S. government obligations	85	1.6%	101	1.2%
U.S. agency obligations	—	—%	4	0.6%
Residential mortgage-backed securities	2,251	14.1%	2,352	9.1%
Asset-backed securities	649	7.3%	943	4.5%
Total long-term investments	4,652	9.3%	5,619	5.7%
Short-term investments	657	1.3%	431	0.6%
Other investments (3)	432	—%	450	—%
Total	$5,741	8.3%	$6,500	5.4%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term investments.

(2)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 10. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of Ambac insured securities held in the investment portfolio.

(3)
Other investments include equity interests in pooled investment funds which are classified as trading securities and Ambac's interests in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.

Ambac's exposure to RMBS in its investment portfolios is further discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet” section below for a discussion of the fair value of mortgage and asset-backed securities by classification.
EMPLOYEES
As of December 31, 2017, Ambac had 113 employees in the United States and 11 employees in the UK. Ambac considers its employee relations to be satisfactory.
Item 1A.    Risk Factors
References in the risk factors to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our,” “us” and “Company” are to Ambac and its subsidiaries, as the context requires. Capitalized terms used but not defined in this section shall have the meanings ascribed thereto in Part I, Item 1 in this Form 10-K or in Note 1. Background and Business Description or Note 14. Income Taxes to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K unless otherwise indicated.
Certain of the risk factors described below refer to Secured Notes and Tier 2 Notes, which were issued in February 2018 in connection with the transactions described in Note 1. Background and Business Description and Note 17. Subsequent Events to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. Our risk factors are organized in the following sections.
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
Ambac's common stock, which was issued pursuant to its Reorganization Plan, began trading on the NASDAQ Global Market on May 1, 2013. Although Ambac's common stock is listed on NASDAQ, there can be no assurance as to the liquidity of the trading market or the price at which such shares can be sold. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:

•	adverse developments in our financial condition or results of operations;

•	changes in the actual or perceived risk within our insured portfolio, particularly with regards to concentrations of credit risk, such as to Puerto Rico;

•	changes to regulatory status;

| Ambac Financial Group, Inc. 10 2017 FORM 10-K |

•	changes in investors’ or analysts’ valuation measures for our stock;

•	market trends unrelated to our stock;

•	market and industry perception of our success, or lack thereof, in pursuing our business strategy; and

•	results and actions of other participants in our industry.
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
The value of Ambac's stock is dependent upon the residual value of its main operating subsidiary, Ambac Assurance; the receipt of payments to be made by Ambac Assurance pursuant to the Amended TSA and the intercompany Cost Allocation Agreement; the receipt of payments on the Owner Trust Certificate issued to Ambac by Corolla Trust (the "Owner Trust Certificate"); the receipt of payments on investments made on securities issued or insured by Ambac Assurance; the receipt of dividends from Ambac Assurance; and the receipt of payments on other investments. There can be no assurance that Ambac will be able to realize residual value in Ambac Assurance, which is in run-off. It is unclear whether Ambac Assurance will be able to satisfy all of its obligations to policyholders, holders of its surplus notes (including junior surplus notes) and holders of its preferred stock, even if Ambac Assurance is successful in achieving recoveries and mitigating losses. Our ability to achieve recoveries and mitigate losses is subject to significant risks and uncertainties, including as a result of varying potential perceptions of the value of Ambac Assurance’s guarantees and securities.
Due to the above considerations, as well as applicable legal and contractual restrictions described elsewhere herein, it is highly unlikely that Ambac Assurance will be able to pay Ambac any dividends for the foreseeable future. Furthermore, the payments to be made to Ambac under the Amended TSA and the intercompany Cost Allocation Agreement are subject to contingencies that are difficult to predict, making the amount and timing, if any, of such payments uncertain. Payments to be made under the Amended TSA, in particular, depend on the generation of future taxable income by Ambac Assurance above certain thresholds. Ambac Assurance’s ability to generate taxable income above such thresholds is uncertain. Due to these factors, there can be no assurance as to the amounts that Ambac will receive from Ambac Assurance under the Amended TSA. Moreover, the Cost Allocation Agreement provides that Ambac Assurance's reimbursement of Ambac's operating expenses after 2017 is subject to the approval of OCI and limited to $4.0 million per annum. We can provide no assurance as to whether OCI will approve such reimbursement or any portion thereof.
It is also uncertain whether and to what extent Ambac will realize value from the Owner Trust Certificate. The Owner Trust Certificate is subordinated to $299.2 million of senior secured notes issued by Corolla Trust. Such notes and the Owner Trust Certificate are collateralized by and payable solely from a $350.0 million face amount junior surplus note plus interest thereon. Ambac Assurance became the obligor under the junior surplus notes on February 12, 2018 pursuant to the Second Amended Plan of Rehabilitation. No payment of interest on or principal of a junior surplus note may be made until all existing and future indebtedness of Ambac Assurance, including senior ranking surplus notes, policy claims and claims having statutory priority, have been paid in full. All payments of principal and interest on junior surplus notes are subject to the prior approval of OCI. If OCI does not approve the payment of interest on junior surplus notes, such interest will accrue and compound annually until paid. Payments on the senior secured notes issued by Corolla Trust will only be made when and to the extent that Ambac Assurance makes payments on the junior surplus note held by Corolla Trust. The senior secured notes must be paid in full before any payments will be made on the Owner Trust Certificate. If Corolla Trust has failed to pay all interest and principal outstanding on the senior secured notes within three business days of August 28, 2039, the senior secured noteholders may also take possession of and sell the junior surplus note. If such a sale were to occur, it is uncertain whether and to what extent there would be any value for the Owner Trust Certificate after satisfaction of the senior secured notes.
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
Future offerings of debt or equity securities that rank senior or pari-passu to Ambac's common stock may adversely affect the market price of its common stock.
If Ambac decides to issue debt or additional equity securities in the future that rank senior or pari-passu to its common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting Ambac's operating flexibility. Additionally, any convertible or exchangeable securities issued in the future may have rights, preferences and privileges more favorable than those of common stock and may result in dilution to owners of common stock. Because Ambac's decision to issue debt or equity securities in any future offering will depend on market conditions, it cannot predict or estimate the amount, timing or nature of future offerings. Holders of common stock bear the risk of future offerings reducing the market price of Ambac's common stock and diluting the value of their stock holdings in the Company.
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

| Ambac Financial Group, Inc. 11 2017 FORM 10-K |

market price of its common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for its common stock.
The occurrence of certain events could result in the initiation of rehabilitation proceedings against Ambac Assurance, with resulting adverse consequences to holders of our securities.
Increased loss development in the insured portfolio of Ambac Assurance or significant losses or other events resulting from litigation against Ambac Assurance may prompt OCI to determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to Ambac Assurance, either preemptively or in response to any such event.
A group of entities allowed to participate in the confirmation hearings for the Second Amended Plan of Rehabilitation for the Segregated Account has indicated that it would appeal the order approving the Second Amended Plan. We can provide no assurance that an appeal of the approval order will not be successful and result in the approval order being overturned or modified, or necessitate changes to the Second Amended Plan. Ambac, Ambac Assurance and their respective security holders would face substantial uncertainty and risk if the appeal is successful. Among other possibilities, Ambac Assurance may lose control rights in transactions, which would expose the Company to significantly increased risks and potential losses.
Even if the Second Amended Plan of Rehabilitation and/or the related approval order of the Rehabilitation Court is not modified or overturned, there can be no assurance that any level of capital deemed sufficient by OCI to permit the conclusion of the Segregated Account rehabilitation will be sufficient to cover all future losses, whether currently anticipated or unanticipated.
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
Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered adversely classified. Loss reserves established with respect to our non-derivative financial guarantee insurance policies are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default, management’s ability to execute policy commutations, and estimated remediation recoveries for, among other things, breaches by RMBS issuers of representations and warranties. The objective of establishing loss reserve estimates is not to, and our loss reserves do not, reflect the worst possible outcome. While our reserving scenarios reflect a wide range of possible outcomes (on a probability weighted basis) reflecting the significant uncertainty regarding future developments and outcomes, our loss reserves may change materially based on future developments. As a result of inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that either the actual losses in our financial guarantee insurance portfolio will not exceed such reserves or that our reserves will not increase or decrease materially over time as circumstances, our assumptions, or our models change.
Additionally, inherent in our estimates of loss severities and remediation recoveries is the assumption that Ambac Assurance will retain control rights in respect of our insured portfolio. However, according to the terms of relevant transaction documents, Ambac Assurance may lose control rights in many insured transactions if, among other things, Ambac Assurance is the subject of delinquency proceedings and/or other regulatory actions which could result from its deteriorated financial position. If Ambac Assurance loses control rights, its ability to mitigate loss severities and realize remediation recoveries will be compromised, and actual ultimate losses in its insured portfolio could exceed current loss reserves. The Second Amended Plan of Rehabilitation of the Segregated Account and related orders of the Rehabilitation Court seek to restrain actions adverse to Ambac Assurance based on a loss of control rights due to the rehabilitation of the Segregated Account or related events or circumstances. If the Second Amended Plan of Rehabilitation and such orders do not successfully preclude such actions, Ambac Assurance could lose its control rights with respect to certain policies.
Some issuers of public finance obligations insured by Ambac Assurance are experiencing fiscal stress that could result in increased losses on those obligations or increased liquidity claims, including losses or claims resulting from payment defaults, Chapter 9 bankruptcy or other restructuring proceedings or loss of market access.
Some issuers of public finance obligations insured by Ambac Assurance have reported or may report budget shortfalls, significantly underfunded pensions or other fiscal stresses that imperil their ability to pay debt service or will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Government entities may also take other actions that may impact their own creditworthiness or the creditworthiness of related issuers. Some issuers of obligations insured by Ambac Assurance have declared a payment moratorium, defaulted or filed for bankruptcy or similar debt adjustment proceedings, raising concerns about their ultimate ability to service the debt insured by Ambac Assurance and Ambac Assurance's ability to recover claims paid in the future. If the issuers of the obligations in the public finance portfolio are unable to raise taxes, cut spending, or receive federal or state assistance, or if such issuers default or file for bankruptcy under Chapter 9 or for similar relief under other laws that allow for the adjustment of debts, Ambac Assurance may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect the Company's business, financial condition and results of operations.

| Ambac Financial Group, Inc. 12 2017 FORM 10-K |

Ambac Assurance insures obligations of Commonwealth of Puerto Rico, including its authorities and public corporations, that are either subject to a Title III bankruptcy protection proceeding under the Puerto Rico Oversight, Management and Stability Act ("PROMESA") or have otherwise suspended debt service payments. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. While we believe our reserves are adequate to cover losses in the Puerto Rico insured portfolio, there can be no assurance that Ambac Assurance may not incur additional losses in the future, particularly given the developing economic, political and legal circumstances in Puerto Rico. Such losses may have a material adverse effect on Ambac Assurance's results of operation and financial condition.
Ambac Assurance has exposure to the Commonwealth of Puerto Rico (the "Commonwealth"), including its authorities and public corporations. Each has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges and general obligation guarantees. Overall, Ambac Assurance has approximately $2.0 billion of net par exposure to the Commonwealth and these instrumentalities. Components of the overall Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bond. The outstanding net insured amount including accretion on capital appreciation bonds is approximately $2.7 billion. Total net insured lifetime debt service (net par and interest) to the Commonwealth of Puerto Rico and its instrumentalities was approximately $9.5 billion at December 31, 2017.
As a result of the developments described in these Risk Factors and elsewhere in this 10-K (see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Guarantees in Force), the Commonwealth of Puerto Rico and certain of its instrumentalities will continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by variability in economic growth, tax revenues, essential services expense as well as federal funding of Commonwealth needs. In addition, our exposure to Puerto Rico is impacted by the significant damage to the Commonwealth that was inflicted by Hurricane Maria, which made landfall on September 20, 2017, as well as Hurricane Irma, which passed just north of the island on September 6, 2017. The longer term recovery of the economy of the Commonwealth and its essential infrastructure will likely be highly dependent on the amount, timing and effectiveness of Federal aid. There is historical precedent for meaningful Federal support following other natural disasters in the United States and its territories and, to date, some Federal aid measures have been approved and have already started to assist in the recovery. However, there can be no assurances as to the sufficiency or ultimate level of the aid and as to the effectiveness of the deployment of the aid in benefiting the long term recovery of economic activity in Puerto Rico.

Substantial uncertainty also exists with respect to the ultimate outcome for creditors in Puerto Rico due to legislation enacted by the Commonwealth and the United States, including PROMESA, as well as actions taken in reliance on such laws, including Title III filings. Ambac Assurance is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests. Ambac Assurance is also participating in a mediation process with respect to potential debt restructurings. Mediation may not be productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses.
Given the numerous uncertainties existing with respect to the restructuring process and relevant litigations, no assurance can be given that ultimate debt service discounts will not be severe and cause Ambac to experience losses materially exceeding current reserves. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could significantly or further impair our exposures. In addition, there are possible final legal determinations, including failing to recognize or properly differentiate legal structures and protections applicable to such exposures, that could result in losses exceeding our current reserves by a material amount and our loss reserves would need to be increased. In particular, in a Title III process, should court-approved plans of adjustment for the Commonwealth, COFINA, Puerto Rico Highways and Transportation Authority ("PRHTA"), or any other issuers of Ambac-insured debt that file for Title III protection contemplate discounts to debt service implied by, or even worse than, the Commonwealth’s Revised Fiscal and Economic Growth Plan ("Revised FEGP"), the Fiscal Plan Compliance Act be upheld, or Ambac receive unfavorable judgments in the litigations to which it is a party, Ambac’s financial condition could be materially adversely affected. It is also possible that economic or demographic outcomes may be as, or worse than, forecast under the Commonwealth’s Revised FEGP or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise. Even a negotiated restructuring to which Ambac agrees as part of a Title VI, mediation or other process may involve material losses in excess of current reserves. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith as well as the uncertainties emanating from the damage caused by hurricanes Maria and Irma, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially by a material amount, and may be subject to material volatility.
Implementation of the H.R. 1 (commonly known as the Tax Cuts and Jobs Act) may negatively impact the economic recovery of Puerto Rico, which could result in higher loss severities or an extended moratorium on debt service owed on Ambac Assurance-insured bonds of Puerto Rico and its instrumentalities.
The Tax Cuts and Jobs Act effectively treats Puerto Rico the same as it does any other foreign tax jurisdiction and otherwise makes it less attractive for U.S. taxpayers to move certain operations abroad by, among other things, imposing U.S. federal income tax on a current basis with respect to certain earnings of controlled foreign corporations. This may diminish the Commonwealth of Puerto Rico’s relative attractiveness as a location for foreign

| Ambac Financial Group, Inc. 13 2017 FORM 10-K |

activity of a U.S. multinational group, including those with manufacturing facilities or other business on the island. The legislation comes at a difficult time as the Commonwealth of Puerto Rico recovers from hurricanes Maria and Irma and a multi-year financial crisis. Consequently, the Tax Cuts and Jobs Act could have an adverse impact on the ongoing recovery of the Commonwealth of Puerto Rico by impeding much-needed economic growth, job growth, and revenue generation, which could potentially result in higher loss severities and/or an extended debt service moratorium for Puerto Rico creditors, including the Company.
Implementation of the Tax Cuts and Jobs Act could have a negative impact on issuers of Ambac Assurance-insured municipal bonds.
Under the Tax Cuts and Jobs Act individuals who itemize their deductions on their Federal income tax returns will be limited to $10,000 of deductions for state and local taxes paid in a given year. In states with high income tax rates, such as New York, Connecticut, New Jersey, Maryland, and California, there is a risk that municipal bond issuers could be impacted by lower tax revenues if there is significant out migration by residents to states or municipalities with lower tax rates. Lower tax revenues in these jurisdictions could lead to reduced financial flexibility, lower overall economic activity and increased credit risk and thereby potentially increasing risk to Ambac Assurance with respect to affected issuers with bonds insured by Ambac Assurance.
In addition, the Tax Cuts and Jobs Act reduces the maximum corporate federal income tax rate to 21% from 35%, which could reduce the demand for municipal bond investments by corporations, such as life insurance companies, banks, and credit unions, which currently hold approximately 30% of all outstanding municipal bonds. The impact of reduced demand could result in higher borrowing costs for municipalities and/or reduced refinancing flexibility for issuers of municipal bonds, thereby potentially increasing risk to Ambac Assurance with respect to issuers with municipal bonds insured by Ambac Assurance.
We are subject to credit risk and other risks in our insured portfolio, including related to RMBS and securities backed by student loans. We are also subject to risks associated with adverse selection as our insured portfolio runs off. Measures taken to reduce such risks may have an adverse effect on the Company's operating results or financial position.
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
While further deterioration in the performance of consumer assets, including mortgage-related assets and student loans, may occur,

the timing, extent and duration of any future deterioration of the credit markets is unknown, as is the impact on potential claim payments and ultimate losses on the securities within our portfolio. In addition, there can be no assurance that any governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful or inure to the benefit of the transactions we insure. For example, any initiative which permits the discharge of student loan debt in bankruptcy may adversely affect our portfolio. Similarly, servicer settlements with governmental authorities regarding foreclosure or servicing irregularities are generally designed to protect borrowers and may increase losses on securities we insure. In particular, the student loan industry and, specifically, trusts with securities insured by Ambac Assurance have been subject to heightened Consumer Finance Protection Bureau (CFPB) scrutiny and enforcement action over servicing and collections practices and potential chain of title issues and, consequently, any settlements, orders, consents or penalties resulting from CFPB actions, or any failure on the part of servicers or other parties asserting claims against delinquent borrowers to establish title to the loans, could lead to increased losses on securities we insure.
In addition, there can be no assurance that Ambac Assurance would be successful, or that it would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS that Ambac Assurance insures.
As the runoff of the insured portfolio continues, the proportion of exposures we rate as below investment grade relative to the aggregate insured portfolio is likely to continue to increase, leaving the portfolio increasingly concentrated in higher risk exposures. This risk may result in greater volatility or have adverse effects on the Company's results from operations and on our financial condition.
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
As described in Part I, Item 1, “Risk Management” in this Form 10-K, we have established risk management policies and practices which seek to mitigate our exposure to credit risk in our insured portfolio. Ongoing surveillance of credit risks in our insured portfolio is an important component of our risk management process. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. If we are not able to identify significant risks, we may not be able to timely remediate such risks, thereby increasing the amount of losses to which we are exposed. An inability to identify significant risks could also result in the failure to establish loss reserves that are sufficient in relation to such risks.
We use analytical models to assist our projection of performance of our insured obligations and our investment portfolio but actual

| Ambac Financial Group, Inc. 14 2017 FORM 10-K |

results could differ materially from the model outputs and related analyses.
We rely on internally and externally developed complex financial models, including default models related to RMBS and waterfall modeling provided by a nationally recognized vendor for RMBS and student loan exposures, to project performance of our insured obligations and similar securities in our investment portfolio. These models assume various conditions, probability scenarios, facts and circumstances, and there can be no assurance that such models accurately predict or measure the quantum of losses, loss reserves and timing of losses. Differences in the models that we employ, and/or uncertainties and/or flaws in these financial models and/or faulty assumptions inherent in these financial models and those determined by management, could lead to material changes in projected outcomes, and could include increased losses, loss reserves and/or other than temporary investment impairments. Moreover, modeled estimates of transaction performance depend in part on the interpretation of contracts and other bases of our legal rights. Such interpretations may prove to be incorrect or different interpretations may be employed by bond trustees and other transaction participants and, ultimately courts, which could lead to increased losses, loss reserves and/or investment impairments.
Potential outcome of litigation relating to certain military housing credit exposures could adversely affect Ambac.
Ambac Assurance is a party to a number of litigations relating to military housing securitization credits, where opposing parties contend that, among other things, Ambac Assurance has lost its control rights due to the existence of an “Ambac Default” caused by, among other things, the recently concluded Segregated Account rehabilitation. If Ambac Assurance is found to have lost control rights in these transactions, our ability to mitigate losses could be significantly compromised, and actual ultimate losses in these military housing transactions could exceed our current loss reserves. Moreover, an adverse outcome relating to the assertion of an “Ambac Default” could prompt other counterparties to make similar assertions, which would increase the risk of losing control rights in other transactions.
Risks Related to Indebtedness
The Secured Notes and Tier 2 Notes are secured primarily by potential recoveries on Ambac Assurance’s RMBS litigations and Ambac Assurance’s ability to obtain, and the timing of, any recovery on the RMBS litigations is subject to significant uncertainty.
The Secured Notes and Tier 2 Notes are primarily secured by Ambac Assurance’s potential recoveries in respect of RMBS litigations. The RMBS litigations arise from Ambac Assurance’s claims of fraud and/or contractual breaches of representations and warranties with respect to certain residential mortgage-backed securities (“RMBS”) transactions insured by Ambac Assurance. These claims are based on, among other things, representations with respect to the characteristics of the securitized loans, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process, the compliance of loans with the prevailing underwriting policies, and compliance of the RMBS transaction counterparties with policies and procedures related to loan origination and securitization. In such cases, where contract claims are being pursued, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. However, generally the sponsors have not honored those obligations and have vigorously defended claims brought against them.
The outcome of any litigation, including the RMBS litigations, is inherently unpredictable, including because of risks intrinsic in the adversarial nature of litigation. Subsequent court motions, appeals and rulings, some of which could relate to the transactions effectuated in connection with the conclusion of the Segregated Account rehabilitation, and the issuance of the Secured Notes or Tier 2 Notes, could delay or otherwise impact any recovery by Ambac Assurance. Moreover, rulings that may be adverse to Ambac Assurance (in any given RMBS litigation, as well as in related matters) could affect Ambac Assurance’s ability to pursue its claims or alter settlement dynamics with RMBS litigation counterparties. There can be no assurance that Ambac Assurance will be successful in prosecuting its claims in the RMBS litigations.
Any litigation award or settlement amount is subject to counterparty credit risk, successor liability and other similar risks of recovery, including that the sponsor is unable to honor its contractual obligations or pay a judgment that Ambac Assurance may obtain in litigation. Some sponsors against which Ambac Assurance has claims have been acquired since the securitized loans were originated and their successors may decline to honor the sponsor’s obligations. Ambac Assurance may not be successful in enforcing its claims against any successor entity. There can be no assurance that Ambac Assurance will not have difficulties recovering any damages it may be owed or that it will recover all amounts to which it believes it is entitled or that any actual recoveries will not differ materially from the estimated representation and warranty recoveries the Company has accounted for in its financial statements.
In addition, while a policy issued by Ambac Assurance guarantees all principal and interest payments (including mandatory prepayments) in respect of the Secured Notes as and when such payments become due and owing, such policy may not provide adequate assurance that payments of principal and interest in respect of the Secured Notes will be available in the event that Ambac Assurance’s financial condition, including its capital and liquidity, is materially adversely affected, including as a result of the failure to recover expected damages and, as a result, Ambac Assurance is unable to satisfy its policy obligations. In the event that Ambac Assurance is unable to satisfy its obligations under the Secured Notes policy, holders of the Secured Notes will have the right to foreclose on the securities constituting collateral for the Secured Notes and to sue Ambac Assurance for failure to make payments under the Secured Notes policy; however, there can be no assurance that the sale of the securities collateral will produce proceeds in an amount sufficient to pay any or all amounts due on the Secured Notes or that holders will be successful in any litigation seeking payments pursuant to the Secured Notes policy. Furthermore, holders of Secured Notes will not obtain any control, consultation or direction rights in respect of the RMBS litigations nor will holders be able to sell the Ambac Note or the right to receive proceeds in respect of the RMBS litigations without the prior consent of Ambac Assurance.
Holders of Secured Notes and Tier 2 Notes will have no authority to make decisions in respect of the RMBS litigations, will need to rely on Ambac Assurance to pursue the RMBS litigations and

| Ambac Financial Group, Inc. 15 2017 FORM 10-K |

may only receive limited information concerning the RMBS litigations.
All decisions concerning the conduct of the RMBS litigations, including as to strategy, settlement, pursuit and abandonment, will be made by Ambac Assurance, in consultation with its legal counsel. Holders of the Secured Notes and Tier 2 Notes will have no control over any decisions related to the RMBS litigations and will need to rely on Ambac Assurance to prosecute the underlying claims. If holders do not agree with decisions by Ambac Assurance with respect to the RMBS litigations, there is no recourse or ability to object to such decision. Additionally, Ambac Assurance’s ability to disclose potentially material details of the RMBS litigations on a regular basis may be limited by litigation strategy and the inherent nature and rules of judicial proceedings, including, among other things, proceedings and filings that are sealed by the court, matters involving attorney-client privilege and proceedings that are conducted on a confidential basis by agreement of the parties. The RMBS litigations could also be adversely affected if Ambac Assurance does not have sufficient resources to actively prosecute its claims or becomes subject to rehabilitation, liquidation, conservation or dissolution, or otherwise impaired by actions of OCI.
While Ambac Assurance may pursue negotiated settlements of the RMBS litigations, the settlement discussions may not materialize, may ultimately fail, may cause delays or may result in settlements for less than the amount needed to pay the Secured Notes and Tier 2 Notes.
Ambac Assurance may elect to engage in settlement negotiations with the defendants of the RMBS litigations and may decide to settle any or all of the RMBS litigations. The aggregate amount of settlements may be for an amount less than the amount necessary to pay the Secured Notes or less than the amount necessary to pay the Tier 2 Notes, which could have a material adverse effect on its financial condition or results of operations and make it more difficult for Ambac Assurance to repay the Ambac Note (and therefore make it more difficult for the issuer of the Secured Notes to repay the Secured Notes) and/or the Tier 2 Notes, on a timely basis or at all. Additionally, while Ambac Assurance may pursue settlement negotiations, there can be no assurance that any settlement negotiations will materialize or that any settlement agreement can be reached on terms acceptable to Ambac Assurance, or at all. If settlement discussions prior to trial fail with respect to a particular case, Ambac Assurance could incur greater expenses preparing for, and prosecuting, a trial in such case, and Ambac Assurance’s recovery would be subject to the additional risks inherent in any trial, which could adversely impact the value of the Secured Notes and Tier 2 Notes.
Ambac Assurance may receive non-cash proceeds in respect of the RMBS litigations and may need to liquidate such proceeds for less than fair market value in order to make cash payments on the Ambac Note and/or the Tier 2 Notes.
In connection with a settlement agreement or judgment, Ambac Assurance may receive non-cash proceeds or indirect proceeds, which are cash or non-cash proceeds received by others for the benefit of Ambac Assurance. Ambac Assurance, however, will be required to make payments on the Ambac Note, for the benefit of the holders of Secured Notes, and on the Tier 2 Notes, in cash. In the event that Ambac Assurance receives non-cash proceeds, Ambac Assurance may need to liquidate the non-cash proceeds if it does not have sufficient cash available to make a payment on the Ambac Note or the Tier 2 Notes on the applicable payment date. Market and economic conditions, governmental actions, the form of non-cash proceeds and other factors may cause substantial delays in the ability to liquidate any non-cash proceeds received. Ambac Assurance may not be able to liquidate any non-cash proceeds received for fair value or at all. If Ambac Assurance is unable to liquidate non-cash proceeds at their fair value, Ambac Assurance will still be required to make payments on the Ambac Note and Tier 2 Notes and any payment made that is greater than the amount received could have a material adverse effect on Ambac Assurance’s financial condition, including its capital and liquidity. If indirect proceeds are received, Ambac Assurance will also be required to make payments on the Ambac Note, for the benefit of the holders of Secured Notes, and on the Tier 2 Notes, in cash to the extent of the fair value to Ambac Assurance of the indirect proceeds. Any payments of cash on the Ambac Note and/or the Tier 2 Notes as the result of receiving indirect proceeds may have a material adverse effect on Ambac Assurance’s financial condition, including its capital and liquidity.
There may not be sufficient collateral to pay any or all of the Secured Notes or Tier 2 Notes.
In addition to Ambac Assurance’s right to representation and warranty recoveries in respect of the RMBS litigations, which is inherently uncertain, the Ambac Note is also secured by securities having an estimated fair market value of approximately $350 million. However, no appraisal of the value of the securities has been made and there can be no assurances that the fair market value of these securities will not decrease, including significantly. The value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Consequently, liquidating the securities collateral securing the Ambac Note may not produce proceeds in an amount sufficient to pay any or all amounts due on the Secured Notes.
The estimated fair market value of the securities collateral securing the Ambac Note is subject to fluctuations based on factors that include, among others, the financial condition of participants in the financial guaranty insurance industry, the market for and availability of financial guaranty insurance, the ability to sell the collateral in an orderly sale, general economic conditions, the availability of buyers and other factors. The amount to be received upon a sale of the securities collateral would be dependent on numerous factors, including, but not limited to, the actual fair market value of the collateral at such time and the timing and the manner of the sale, and the amount Ambac Assurance receives may not equal or exceed the expected fair market value. Accordingly, there can be no assurance that the collateral can be sold in a short period of time or at all or at acceptable prices to Ambac Assurance.
In the event of rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding, Ambac Assurance cannot assure holders that the proceeds from any sale or liquidation of the securities collateral will be sufficient to pay any or all of Ambac Assurance’s obligations under the Ambac Note.
In addition, in the event of any such proceeding, it is possible that the rehabilitator, trustee, or competing creditors will assert that the value of the collateral with respect to the Ambac Note or the Tier 2 Notes, including Ambac Assurance’s rights to recoveries in respect of the RMBS litigations, is less than the then-current

| Ambac Financial Group, Inc. 16 2017 FORM 10-K |

principal amount outstanding under the Ambac Note and the Secured Notes and/or the Tier 2 Notes on the date of the rehabilitation filing. Upon a finding by the court overseeing an Ambac Assurance rehabilitation that the Ambac Note and the Secured Notes and/or the Tier 2 Notes are under-collateralized, the claims in the rehabilitation proceeding with respect to the Ambac Note, the Secured Notes or the Tier 2 Notes may be bifurcated between a secured claim up to the value of the collateral and an unsecured claim for any deficiency. As a result, the claim of the holders of the Secured Notes or the Tier 2 Notes could be unsecured in whole or in part. The ability of the holders of the Secured Notes or Tier 2 Notes to realize upon any of the collateral securing the Ambac Note and the Secured Notes or Tier 2 Notes, as the case may be, may also be subject to bankruptcy and insolvency law limitations or similar limitations applicable in insurance company rehabilitation or liquidation proceedings.
Rights of holders of the Secured Notes in the RMBS litigations and securities collateral and rights of holders of the Tier 2 Notes in the RMBS litigations may be adversely affected by the failure to perfect security interests in such collateral, and insolvency considerations with respect to Ambac Assurance may have an adverse effect on the ability of holders of the Secured Notes and Tier 2 Notes to receive payments on the Secured Notes or Tier 2 Notes, respectively.
Applicable law provides that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions undertaken by the secured party. There can be no assurance that the collateral agent in respect of the Secured Notes or Tier 2 Notes will have taken or will take all actions necessary to create properly perfected security interests in the proceeds from the RMBS litigations, which may result in the loss of the priority of the security interest in favor of the holders of the Secured Notes or the Tier 2 Notes, respectively, to which they would otherwise have been entitled. In particular, in the event of a rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding with respect to Ambac Assurance, if the proceeds from the RMBS litigations received by Ambac Assurance are determined not to be under the control of the Secured Notes Issuer, a receiver or a creditor of Ambac Assurance may take the position that the Secured Notes Issuer’s security interest in such proceeds or a portion thereof is not perfected and therefore that such proceeds do not secure the Ambac Note. With respect to the Tier 2 Notes, in the event of a rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding with respect to Ambac Assurance, if the proceeds from the RMBS litigations received by Ambac Assurance are determined not to be under the control of the collateral agent for the Tier 2 Notes, a receiver or a creditor of Ambac Assurance may take the position that such collateral agent’s security interest in such proceeds or a portion thereof is not perfected and therefore that such proceeds do not secure the Tier 2 Notes. Moreover, if the proceeds from the RMBS litigations are received after the initiation of a rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding with respect to Ambac Assurance, a receiver or a creditor of Ambac Assurance may take the position that such proceeds do not secure the Ambac Note or the Tier 2 Notes. If a court were to accept either of these positions, payments under the Ambac Note or Tier 2 Notes, as applicable, may be adversely affected and the Secured Notes or Tier 2 Notes, as the case may be, may become worthless.  In addition, a rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding with respect to Ambac Assurance or the Secured Notes Issuer, as applicable, could lead to delays in payments due on the Secured Notes or Tier 2 Notes.
Fraudulent transfer laws may permit a court to void the Ambac Note, and if that occurs, holders may not receive any payments on the Secured Notes.
Fraudulent transfer and conveyance statutes may apply to the issuance of the Ambac Note. Under state fraudulent transfer or conveyance laws, which may vary from state to state, the Ambac Note could be voided as a fraudulent transfer or conveyance if Ambac Assurance (a) issued the Ambac Note with the intent to hinder, delay or defraud creditors or (b) received less than reasonably equivalent value or fair consideration in return for issuing the Ambac Note and, in the case of (b) only, one of the following is also true at the time thereof:

•	Ambac Assurance was insolvent or rendered insolvent by reason of the issuance of the Ambac Note;

•	the issuance of the Ambac Note left Ambac Assurance with an unreasonably small amount of capital or assets to carry on its business; or

•	Ambac Assurance intended to, or believed that it would, incur debts beyond its ability to pay as they mature.
In addition, under Wisconsin insurance law, if the Ambac Note were issued within one year prior to the filing of a successful petition for rehabilitation or liquidation with respect to Ambac Assurance, the Ambac Note could be voided as a fraudulent transfer if Ambac Assurance issued the Ambac Note with the intent to hinder, delay or defraud creditors or received less than fair consideration in return for issuing the Ambac Note.
As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is satisfied.
Ambac Assurance cannot be certain as to the standards a court would use to determine whether or not Ambac Assurance was insolvent at the relevant time or, regardless of the standard that a court uses, whether the Secured Notes would be subordinated to Ambac Assurance’s other debt or policyholder claims. In general, however, a court would deem an entity insolvent if:

•	the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.
If a court were to find that the issuance of the Ambac Note was a fraudulent transfer or conveyance, the court could void the payment obligations under the Ambac Note or could subordinate the Ambac Note to presently existing and future indebtedness or policy obligations of Ambac Assurance, and, as a result, holders may not receive any payments on the Secured Notes.

| Ambac Financial Group, Inc. 17 2017 FORM 10-K |

We have substantial indebtedness, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future.
We have a substantial amount of indebtedness. Our substantial level of indebtedness and other financial obligations as well as the performance of our insured portfolio, which is driven to an extent by events outside our control, increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due, in respect of our indebtedness. Our cash flow generation will depend on receipt of premiums, investment returns, and potential litigation recoveries, offset by policyholder claims, commutation payments and operating expenses, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control and many of which are event-driven. Our substantial debt could also have other significant consequences. For example, it could:

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

•	limit or restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability or increase the costs to refinance indebtedness or repay such indebtedness due to ongoing interest accretion;

•	limit our ability to attract and retain key employees; and

•	limit our ability to enter into hedging transactions by reducing the number of counterparties with whom we can enter into such transactions, as well as the volume of those transactions.
Despite current indebtedness levels, we and our subsidiaries may incur additional debt. While restrictive covenants in certain of our contracts currently provide limits on the amount of additional indebtedness Ambac Assurance may incur, we may obtain a waiver of those restrictions and incur additional indebtedness in the future. In addition, if Ambac incurred indebtedness, its ability to make scheduled payments on, or refinance, any such indebtedness may depend on the ability of our subsidiaries to make distributions or pay dividends, which in turn will depend on their future operating performance and contractual, legal and regulatory restrictions on the payment of distributions or dividends to which they may be subject. There can be no assurance that any such dividends or distributions would be made. This could further exacerbate the risks associated with our substantial leverage.
If we cannot pay policyholder claims or service debt, the Company will have to take actions such as selling assets, restructuring or refinancing debt or seeking additional capital. Any of these remedies may not, if necessary, be effected on commercially reasonable terms, or at all. Because of these and other factors beyond our control, we may be unable to pay the principal, interest or other amounts on our debt securities.
Ambac Assurance has ongoing obligations related to surplus notes.
Subject to approval by OCI, Ambac Assurance is required to make interest and principal (to the extent due) payments in cash on surplus notes on an annual basis. Ambac Assurance will be required to continue to make such payments, as and when approved by OCI, until all of the surplus notes mature, are repaid in full or are otherwise repurchased or retired. Ambac Assurance is also obligated to make payments on junior surplus notes, subject to OCI approval, after the senior surplus notes have been paid in full. Ambac Assurance may not have the ability to borrow, raise or otherwise have access to the funds necessary to pay such amounts when due.
Surplus notes that were not exchanged and cancelled in the Exchange Offers may be acquired, redeemed or repaid on terms that may be viewed as more, or less, favorable than the terms of the consideration offered in the Exchange Offers.
The Company may acquire, redeem or repay surplus notes that are not exchanged and cancelled in the Exchange Offers through open market purchases, privately negotiated transactions, other tender or exchange offers, redemptions, repayment at maturity or such other means as the Company deems appropriate, subject to the restrictions in the Settlement Agreement, Stipulation and Order and regulatory restrictions. Any such transactions will occur upon the terms and at the prices as the Company may determine in its sole discretion, which may be more or less favorable than the terms of the Exchange Offers, and could be for cash or other consideration. The Company may choose to pursue any or none of these alternatives, or combinations thereof, in the future.
The surplus notes that remain outstanding following the consummation of the Exchange Offers are subordinated in right of payment to other claims, which could impair the right of the holders of such notes to receive interest and principal in the event of our insolvency or a similar occurrence.
The surplus notes are unsecured obligations of Ambac Assurance and are expressly subordinated in right of payment to all of Ambac Assurance’s existing and future indebtedness (other than junior surplus notes) and policy claims. The surplus notes are subject to provisions of Wisconsin insurance law, which establishes the priority of distribution of claims from the estate of an insolvent insurance company. In the event that Ambac Assurance becomes subject to rehabilitation, liquidation, conservation or dissolution, holders of Ambac Assurance’s senior indebtedness and policy claims would be afforded a higher priority of distribution than holders of the surplus notes, and accordingly would have the right to be paid in full before holders of the surplus notes would be paid. Due to the nature of Ambac Assurance’s business, the amount of such higher priority claims in any rehabilitation, liquidation, conservation or dissolution is likely to be many times greater than any free and divisible surplus and it is likely that the holders of surplus notes would not recover any payment in such circumstances. In addition, claims of holders of the surplus notes will be subordinated to certain liabilities of the Company’s subsidiaries that are guaranteed by Ambac Assurance.

| Ambac Financial Group, Inc. 18 2017 FORM 10-K |

Ambac Assurance has not made regular interest or principal payments on surplus notes and may be unable to repay surplus notes in full at maturity or ever.
On November 20, 2014, Ambac Assurance, with the approval of OCI, redeemed surplus notes (other than junior surplus notes) in an amount equal to 26.67% of the principal amount of the surplus notes, plus accrued interest thereon, outstanding as of July 20, 2014, or approximately $396 million owned by third parties. However, except for a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after the Exchange Offers, no other interest or principal payments on the surplus notes have been approved or made to date, and Ambac Assurance may not receive approval from OCI to make payments as and when scheduled. As a result, holders of surplus notes may not be paid in full at maturity or ever. If OCI does not begin to approve regular payments on the surplus notes (other than junior surplus notes) within the next several years, the accretion of surplus notes may exceed our ability to ever repay in full the surplus notes. If Ambac Assurance becomes subject to a rehabilitation or liquidation under the Wisconsin insurance law, prior to the repayment of surplus notes, holders of surplus notes may not receive any recoveries on their investments.
The effects of the amendments to the Settlement Agreement in the recently completed consent solicitation done in connection with the Exchange Offers could materially and adversely affect the credit risk inherent in, and significantly reduce protections afforded in, surplus notes not validly tendered and accepted or received as consideration pursuant to the Exchange Offers.
Holders of surplus notes that were not tendered and accepted or were received as consideration pursuant to the Exchange Offers will be subject to the terms of the Settlement Agreement as modified, notwithstanding the fact that they did not deliver consents in the related consent solicitation. Certain restrictive covenants and other related provisions in the Settlement Agreement, including covenants regarding mergers and consolidations and the incurrence of indebtedness, have been modified or eliminated. As a result, holders of surplus notes no longer are entitled to the benefit of such provisions, which existed for the protection and benefit of holders of the surplus notes issued pursuant to the Settlement Agreement. The Settlement Agreement, as so amended, continues to govern the terms of all surplus notes issued thereunder that remain outstanding after the consummation of the Exchange Offers and Rehabilitation Exit Transactions. Accordingly, we may take certain actions in the future previously prohibited under the Settlement Agreement that could adversely affect the market prices of the surplus notes and otherwise increase the risks related to investments in the surplus notes.
Increases in interest rates will increase the cost of servicing our debt could reduce our profitability and could result in a decrease in the value of the Secured Notes.
The Secured Notes will bear interest at a variable rate. As a result, increases in interest rates will increase the cost of servicing the Secured Notes and could adversely affect our profitability and cash flows. Each one percentage point increase in interest rates would result in an $21.8 million increase in the annual cash interest payments due on the Secured Notes.

Changes in inter-bank lending rate reporting practices or the method pursuant to which LIBOR rates are determined may adversely affect the value of LIBOR linked financial instruments.
Since February 1, 2014, the administration of LIBOR has been undertaken by ICE Benchmark Administration Limited (“IBA”), a subsidiary of Intercontinental Exchange Group. IBA, as the administrator of LIBOR, may make changes in methodology that could change the level of LIBOR, which in turn may adversely affect the value of financial instruments linked to LIBOR, including investment securities, swaps, and the Secured Notes. Since 2014, the IBA published multiple papers and other literature, including a “LIBOR Code of Conduct” relating to the setting of LIBOR. IBA has the power to alter, discontinue or suspend calculation or dissemination of LIBOR.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR of the effect of any such alternatives on the value of LIBOR-linked securities. Any of the above changes or any other consequential changes to LIBOR or any alternative rate or benchmark as a result of any international, national, or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value investments in our investment portfolio, swaps we use for hedging, and the Secured Notes.
The amount of interest payable on the Secured Notes is set only once per interest period based on the three-month LIBOR rate on the applicable interest determination date, which rate may fluctuate substantially, and affect our ability to make payment on the Secured Notes.
In the past, the level of the three-month LIBOR rate has experienced significant fluctuations. Historical levels, fluctuations and trends of the three-month LIBOR rate are not necessarily indicative of future levels. Any historical upward or downward trend in the three-month LIBOR rate is not an indication that the three-month LIBOR rate is more or less likely to increase or decrease at any time during an interest period for the Secured Notes, and historical levels of the three-month LIBOR rate should not be taken as an indication of its future performance. In addition, although the actual three-month LIBOR rate on an interest payment date or at other times during an interest period may be higher than the three-month LIBOR rate on the applicable interest determination date, the only relevant date for purposes of determining the interest payable on the Secured Notes is the three-month LIBOR rate as of the respective interest determination date. Changes in the three-month LIBOR rates between interest determination dates will not affect the interest payable on the Secured Notes. As a result, changes in the three-month LIBOR rate may not result in a comparable change in the market value of the Secured Notes.

| Ambac Financial Group, Inc. 19 2017 FORM 10-K |

The Secured Notes will bear interest at floating rates that could rise significantly, increasing Ambac Assurance’s interest expense and reducing its cash flow. If Ambac Assurance’s interest expense increases significantly, whether due to changes in LIBOR or increased borrowing costs when its refinances its current indebtedness, Ambac Assurance may not be able to make payments with respect to the Secured Notes or its other indebtedness.
Ambac’s representation and warranty recovery may change over time, causing the value or the perceived value of the collateral securing the Secured Notes and Tier 2 Notes to change and any such changes may be material.
Ambac reevaluates its estimated representation and warranty recoveries on a quarterly basis in connection with the preparation of its financial statements. See “Critical Accounting Policies and Estimates” in Part II, Item 7, Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for the fiscal year ended December 31, 2017. As a result of any reevaluation, the amount of Ambac’s representation and warranty recovery may be adjusted upward or downward due to, among other things, changes in management's view of the value of such recoveries and/or changes in the loss reserves related to such recoveries, and any adjustment may be material. Changes in representation and warranty recoveries may result in material changes in Ambac’s financial condition, including its capital and liquidity. In addition, any adjustment to representation and warranty recoveries may alter the value or the perceived value of the collateral securing the Secured Notes and Tier 2 Notes before payment on the Secured Notes or Tier 2 Notes is made in full, which may affect the value of, and trading market, if any, for, the Secured Notes or Tier 2 Notes. Management makes no representation that the representation and warranty recoveries will not change, materially or at all, including in the near term. There can be no assurance that the apparent, or actual, value of the collateral securing the Secured Notes and Tier 2 Notes will equal or exceed the principal amount of the Secured Notes and Tier 2 Notes, respectively, at all times prior to maturity.
Risks Related to Capital, Liquidity and Markets
Our inability to realize the expected recoveries included in our financial statements could adversely impact our liquidity, financial condition and results of operations and the value of the Secured Notes and Tier 2 Notes.
As of December 31, 2017, we have estimated representation and warranty subrogation recoveries of $1,806.7 million (net of reinsurance) included in our financial statements. These recoveries are based on contractual claims arising from RMBS transactions that Ambac Assurance has insured, and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios, and do not represent the best or the worst possible outcomes with respect to any particular transaction or group of transactions. Our ability to recover these amounts and the time of the recoveries, if any, is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, intervention by OCI, which could impede Ambac Assurance's ability to take the actions required to realize such recoveries, and uncertainties inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover such amounts, our stockholders’ equity as of December 31, 2017 would decrease from $1,645.3 million to $(161.4) million.
We expect to recover material amounts of claims payments through remediation measures including the litigation described above as well as through cash flows in the securitization structures of transactions that Ambac Assurance insures. Realization of such expected recoveries is subject to various risks and uncertainties, including the rights and defenses of other parties with interests that conflict with Ambac Assurance's interests, the performance of the collateral and assets backing the obligations that Ambac Assurance insures, the performance of servicers involved in securitizations in which Ambac Assurance participates as insurer, and the effect on Ambac Assurance's rights of the Segregated Account rehabilitation. Additionally, our ability to realize recoveries in insured transactions may be impaired if orders of the Rehabilitation Court are not effective.
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

| Ambac Financial Group, Inc. 20 2017 FORM 10-K |

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
The surplus notes that remain outstanding and that were received by holders of Deferred Amounts from Ambac pursuant to the Second Amended Plan of Rehabilitation may not be fungible with the other surplus notes that remain outstanding following the consummation of the Exchange Offers.
The surplus notes that were held by Supporting Holders but were not accepted for tender and that remain outstanding following the consummation of the Exchange Offers will accrue original issue discount (“OID”) in a manner that differs from the accrual of OID on the surplus notes received by holders of Deferred Amounts from Ambac pursuant to the Second Amended Plan of Rehabilitation, and, therefore, the surplus notes that were held by Supporting Holders but were not accepted for tender and that remain outstanding following the consummation of the Exchange Offers will not be fungible with the surplus notes received by holders of Deferred Amounts from AFG pursuant to the Second Amended Plan of Rehabilitation for U.S. federal income tax purposes.
We may not be able to commute or reduce insured exposures.
In pursuing the objective of improving its financial position, we are seeking to commute or reduce insured exposures. Transactions of this nature may not be feasible or economically viable. We cannot provide any assurance that any such transaction will be consummated in the future, or if it is, as to the timing, terms or conditions of any such transaction. Even if we consummate one or more such transactions, doing so may ultimately prove to be unsuccessful in creating value for any or all of our stakeholders and may adversely affect our operating results or financial position.
Revenues and cash flow would be adversely impacted by a decline in realization of installment premiums.
Due to the installment nature of a significant percentage of its premium income, Ambac Assurance has an embedded future revenue stream. The amount of installment premiums actually realized by Ambac Assurance could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). Additionally, the Segregated Account rehabilitation may result in the loss of installment premium income from such insured transactions if orders of the Rehabilitation Court are not effective. Such reductions would result in lower revenues.
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
We may have future capital needs and may not be able to obtain third-party financing or raise additional third-party capital on acceptable terms, or at all.
An inability to obtain third-party debt financing or raise additional third-party capital, when required by us or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The economic conditions affecting our industry, as well as other factors, may constrain our financing abilities. Our ability to secure third-party financing, if available, and to satisfy or refinance our financial obligations under indebtedness outstanding from time to time will depend upon regulatory conditions, our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect our industry could have a material adverse effect on our ability to secure third-party financing on favorable terms, if at all.
If third-party financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities, respond to competitive pressures or refinance our outstanding indebtedness, any of which could have a material adverse effect on our business, financial condition and results of operations.
Ambac Assurance may in the future report a policyholders’ deficit or become insolvent.
Our expected financial condition after the consummation of the Rehabilitation Exit Transactions is based on various assumptions concerning these transactions, including accounting and tax treatment. There can be no assurance that the assumptions will not differ materially from the ultimate results of such transactions and any differences may be material. In addition, while the Rehabilitation Exit Transactions and related transactions were designed to improve our financial condition, we will continue to be subject to risks and uncertainties that could materially affect our financial position. Therefore, even following consummation of the Rehabilitation Exit Transactions, circumstances may occur that would cause Ambac Assurance to report a policyholders’ deficit or not comply in the future with the statutory minimum policyholders’ surplus or undergo rehabilitation. In addition, Ambac Assurance may become insolvent in the future. OCI has prescribed or permitted additional accounting practices for Ambac Assurance and Everspan which are described in Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. If Ambac Assurance and Everspan are unable to utilize the permitted or prescribed practices, we may not comply with the statutory minimum policyholders’ surplus.
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

| Ambac Financial Group, Inc. 21 2017 FORM 10-K |

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
Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims, to pay debt obligations, or to meet Financial Services liquidity needs due to contract terminations or collateral posting requirements, such investments would likely be sold at discounted prices. Additionally, increasing interest rates would have an adverse impact on our insured portfolio. For example, increasing interest rates could result in higher claim payments in respect of defaulted obligations that bear interest at floating rates of interest. Higher interest rates can also lead to increased credit stress on consumer asset-backed transactions (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations), slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured and investment portfolios, and decreased refinancing activity.
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
Ambac Assurance is defending various lawsuits relating to its financial guarantee business. In addition, the Company from time to time receives various regulatory inquiries and requests for information. Please see Note 16. Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for information on these various proceedings.
It is not possible to predict whether additional suits will be filed against Ambac, Ambac Assurance or one or more other subsidiaries or whether additional regulatory inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes or of the expenses that will be incurred in defending these lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurring of significant litigation expenses could be material to our business, operations, financial position, profitability or cash flows.
The Settlement Agreement and Stipulation and Order contain restrictive covenants that may impair our ability to pursue our business strategies.
Pursuant to the terms of the Settlement Agreement and Stipulation and Order, Ambac Assurance must seek prior approval by OCI of certain corporate actions. The Settlement Agreement and Stipulation and Order also include covenants which restrict the operations of Ambac Assurance which, in the case of the Settlement Agreement, remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full, and, in the case of the Stipulation and Order, remain in place until the OCI decides to relax such restrictions. Certain of these restrictions may be waived with the approval of holders of the surplus notes issued pursuant to the Settlement Agreement and/or OCI. If we are unable to obtain the required consents under the Settlement Agreement and/or Stipulation and Order, we may not be able to execute our planned business strategies.
OCI has certain enforcement rights with respect to the Settlement Agreement and Stipulation and Order. Disputes may arise over the interpretation of such agreements, the exercise or purported exercise of rights thereunder, or the performance of or failure or purported failure to perform obligations thereunder. Any such dispute could have material adverse effects on the Company, whether through litigation, administrative proceedings,

| Ambac Financial Group, Inc. 22 2017 FORM 10-K |

supervisory orders, failure to execute transactions sought by management, interference with corporate strategies, objectives or prerogatives, inefficient decision-making or execution, forced realignment of resources, increased costs, distractions to management, strained working relationships or otherwise. Such effects would also increase the risk that OCI would seek to initiate rehabilitation proceedings against Ambac Assurance.
System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.
We rely on our information technology systems for many enterprise-critical functions and a prolonged failure or interruption of these systems for any reason could cause significant disruption to our operations and have a material adverse effect on our business, financial condition and operating results. Our information technology and application systems may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Computer hackers may be able to penetrate our network’s system security and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, we sometimes receive and are required to protect confidential information from third parties. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could cause significant financial losses that are either not, or not fully, insured against, damage to our reputation, affect our relationships with third parties, lead to claims against us, result in regulatory action, or otherwise have a material adverse effect on our business or results of operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage. Moreover, although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion in the event of a disruption to our information technology and application systems.
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
We have outsourced and may continue to outsource certain activities of our operations and business, and rely upon third-party vendors for other essential services and information, such as the provision of data used in setting loss reserves and the provision of risk management information and services. A material failure by an external service or information provider or a material defect in the products, services or information provided thereby could adversely affect our financial condition and results of operations.
Our inability to attract and retain qualified executives and employees or the loss of any of these personnel could negatively impact our business.
Our ability to execute on our business strategies depend on the retention and recruitment of qualified executives and other professionals. We rely substantially upon the services of our current executive team. In addition to these officers, we require key staff with risk mitigation, structured finance, insurance, credit, investment, accounting, finance, legal and technical skills. As a result of Ambac’s financial situation, there is a higher risk that executive officers and other key staff will leave the Company and replacements may not be motivated to join the Company. The loss of the services of members of our senior management team or our inability to hire and retain other talented personnel could delay or prevent us from succeeding in executing our strategies, which could further negatively impact our business.
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
Risks Related to International Business
Actions of the PRA and FCA could reduce the value of Ambac UK realizable by Ambac, which would adversely affect our securityholders.
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

| Ambac Financial Group, Inc. 23 2017 FORM 10-K |

determinations made by the PRA and FCA, in their capacity as Ambac UK’s regulator, could potentially result in adverse consequences for our securityholders and also reduce the value realizable by Ambac for Ambac UK.
Regulatory uncertainty in relation to Ambac UK’s capital position could adversely affect the value of Ambac UK and affect our securityholders.
Under applicable regulatory capital rules (“Solvency II”) Ambac UK remains significantly deficient in terms of capital.  Ambac UK does not have a remedial plan other than to build its assets over time by on-going premium collections and earned investment income, as well as attempting to accelerate the run-off of its exposures.  Further, there currently is no prospect of any capital support from the Ambac group of affiliates.  The PRA is well aware of Ambac UK’s position and prospects. The PRA supervisory statement SS7/15 “Supervision of firms in difficulty or run-off” notes that “there are many circumstances in which a run-off strategy is in the best interests of policyholders” and notes that the PRA will review such firms and that they “may be permitted to continue activities necessary to carry out existing contracts in a manner, and for so long as, the PRA considers necessary in order to afford an appropriate degree of protection to policyholders”.  AUK clearly falls into this category and therefore AUK’s current run off approach remains at all times subject to the PRA continuing to take no action in relation to its capital deficit and related Solvency II requirements. Alternative courses of action open to the PRA could adversely impact the anticipated run-off trajectory of Ambac UK and impact its value.
Uncertainty regarding the economic impact of “Brexit” may have an adverse effect on Ambac’s insured international portfolio and the value of its foreign investments, both of which primarily reside with its subsidiary Ambac UK.
In a non-binding referendum on the United Kingdom’s (“UK”) membership in the European Union (“EU”) in June 2016, a majority of those who voted approved the UK’s withdrawal from the EU. As a result of the referendum, in March 2017 the UK government gave the EU formal notification of its intent to leave with the expectation of formal withdraw two years later on 29 March 2019. Also in March 2017 the UK began initial (or phase one) negotiations with the EU regarding the terms of its departure (“Brexit”). On 8 December 2017 the EU and UK jointly announced, as set out in the Joint Report and Commission Communication of 8 December (“Joint Report”), that “sufficient progress” in phase one of the separation negotiations between the parties had been made to permit Brexit negotiations to move on to a more detailed phase two beginning in January 2018.
The Joint Report is “a summary of the negotiations toward the legally binding withdrawal agreement” and is not itself legally binding but rather is a position paper setting out current agreement between the EU and the UK Government in three priority areas (citizens’ rights, the financial settlement and the Irish border).  It also notes progress on other separation issues that have not yet been settled. Further details of the negotiations are provided in the House of Commons Briefing Paper Number 8183, 18 December 2017.
While phase two Brexit separation discussions commenced in January 2018, these discussions will not include details of future, post-Brexit, trade relations. What is envisaged in the Joint Report next is “an agreement as early as possible in 2018 on transitional arrangements”. A further, separate, mandate for negotiations on a future post-transition trade framework is anticipated to begin by summer 2018.  It is envisaged negotiations on the future trade framework will be concluded during the actual transitional phase, and will be influenced by the nature of the transitional arrangements agreed between the parties.
If no transitional arrangements or new agreements are put into place, Brexit will mean that the activities in the EEA of UK passporting insurers will become unlawful on 29 March 2019. They will lose their legal authorization to serve clients who benefit from policies issued by a UK incorporated insurer under freedom of services passporting rights (and thereby maybe unable to legally collect premiums or pay claims) and if they have branches in EEA Member States they may be legally obliged to close them down and no longer be legally represented in those jurisdictions.
In light of the materiality of the insurance sector to the UK economy and taking into account the significant amount of insurance business undertaken by EEA based insurers in the UK (which will be similarly affected) it is expected that transition arrangements will be put in place leading to insurers being able to continue to service EU policies beyond 29 March 2019 for at least a transition period and likely to their natural run-off in relation to policies written prior to 29 March 2019.  However, at this stage there is no certainly that such a transition agreement can be reached between the EU and the UK Government.
Ambac UK has seven policies in the EU written under current passporting rights the aggregate par value of which as at December 31, 2017 is $2.6 billion and as noted Ambac UK’s ability to service these contracts beyond 29 March 2019 is currently unclear until legally binding Brexit transition agreements are put into place prior to that date.
In addition to the direct impact on insurers cited above, general uncertainty and the perceptions as to the ultimate impact of Brexit may adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. The economic outlook could be further adversely affected by (i) the risk that one or more other EU countries could come under increasing pressure to leave the EU, (ii) the risk of a greater demand for independence by Scottish nationalists or for unification in Ireland and its impact on the United Kingdom, or (iii) the risk that the Euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the UK, the Eurozone, and/or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, the availability of credit, political systems or financial institutions and the financial and monetary system.
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

| Ambac Financial Group, Inc. 24 2017 FORM 10-K |

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
Risks Related to Taxation
Certain surplus notes or other obligations of Ambac Assurance may be characterized as equity of Ambac Assurance and as a result, Ambac Assurance may no longer be a member of the U.S. federal income tax consolidated group of which Ambac is the common parent.
It is possible that certain surplus notes or other obligations of Ambac Assurance may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If such surplus notes or other obligations are characterized as equity of Ambac Assurance that is taken into account for tax affiliation purposes and it is determined that such “equity” represented more than twenty percent of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with Ambac. As a result, Ambac Assurance would no longer be characterized as a member of the U.S. federal income tax consolidated group of which Ambac is the common parent (the “Ambac Consolidated Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including Ambac Assurance as the new common parent and Ambac Assurance’s affiliated subsidiaries (the “Ambac Assurance Consolidated Tax Group”).
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
Changes in Political or Economic Conditions
Implementation of the Tax Cuts and Jobs Act may have unexpected or adverse consequences for the Company and the value of its securities, particularly its common shares.
On December 22, 2017, new tax legislation, the Tax Cuts and Jobs Act, was signed into law. Amongst other things, the Tax Cuts and Jobs Act implemented a sweeping overhaul of the U.S. tax laws applicable to corporations. A major provision of the Tax Cuts and Jobs Act was a reduction of the maximum corporate federal income tax rate to 21% from 35%, which resulted in the Company reducing the value of its net deferred tax asset, the impact of which was offset by a change in valuation allowance. As a result of the reduction in the corporate federal tax rate, the maximum amount of future tolling payments AFG may receive from Ambac Assurance, for tax years beginning with 2018, will also be reduced to approximately $56 million from $97 million. The Tax Cuts and Jobs Act also requires U.S. corporations to pay federal income tax on previously untaxed foreign earnings accumulated under legacy tax laws included in income, for the last taxable year beginning before January 1, 2018. As a result of this and other provisions in the Tax Cuts and Jobs Act, Ambac Assurance is expected to make additional tax payments in 2017 related to alternative minimum tax, which will be refundable in the future. The aforementioned as well as other provisions of the Tax Cuts and Jobs Act, such as those relating to the limitations on the deductibility of interest expense, the Global Tax Intangible Low Taxed Income and Base Erosion Anti-Abuse Tax, may also have an adverse impact on Ambac Assurance’s and/or AFG’s future financial condition and results of

| Ambac Financial Group, Inc. 25 2017 FORM 10-K |

operations that is difficult to predict at this time.  Any adverse impact or the perception of an adverse impact may cause the value of Ambac Assurance’s and/or AFG’s securities, particularly its common shares, to decline.
Risks Related to Strategic Plan
Ambac is exploring select business opportunities which may permit utilization of Ambac’s net operating loss carry-forwards; however, such business opportunities may not be consummated, or if consummated, may not create value and may negatively impact our financial results.
Ambac is exploring select business opportunities which may, amongst other things, permit utilization of its net operating loss carry-forwards. Such business opportunities, may involve the acquisition of assets or existing businesses or the development of businesses through new or existing subsidiaries. It is not possible at this time to predict the future prospects or other characteristics of any such business opportunities. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of any future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. Efforts to pursue select business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our financial condition. No assurance can be given that Ambac will be able to complete such business opportunities, generate any earnings or be able to successfully integrate any such business into our current operating structure.
Moreover, Ambac’s ability to enter new businesses, including new businesses apart from Ambac Assurance, is also subject to significant doubt, given the financial condition of Ambac Assurance, the difficulty of leveraging or monetizing Ambac’s other assets, and the uncertainty of its ability to raise capital. Due to these factors, as well as those relating to Ambac Assurance as described in this Item 1A. Risk Factors, the value of our securities is speculative.
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
Item 3.    Legal Proceedings
Refer to Notes to the Consolidated Financial Statements—Note 16. Commitments and Contingencies included in Part II, Item 8 in this Form 10-K for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company's common stock is listed on NASDAQ under the symbol “AMBC.” The high and low common stock prices per share were as follows:

	2017		2016
	High	Low	High	Low
Fourth quarter	$17.79	$13.17	$27.25	$17.75
Third quarter	22.02	16.75	19.35	15.42
Second quarter	20.28	15.67	17.77	14.42
First quarter	23.55	17.39	17.32	11.92
Holders
On February 27, 2018, there were 29 stockholders of record of Ambac’s common stock.
Dividends
The Company did not pay cash dividends on its common stock during 2017 and 2016. Information concerning restrictions on the payment of dividends from Ambac's insurance subsidiaries is set forth in Item 1 above under the caption “Dividend Restrictions, Including Contractual Restrictions" and in Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
There were no repurchases of equity securities during the fourth quarter of 2017. Ambac does not have a stock repurchase program.

| Ambac Financial Group, Inc. 26 2017 FORM 10-K |

Warrants
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of Ambac authorized an additional $10 million to the warrant repurchase program. As of December 31,

2017, Ambac had repurchased 985,331 warrants at a cost of $8.1 million, leaving 4,053,670 warrants outstanding with an exercise price of $16.67 per share and expiration of April 30, 2023. The remaining aggregate authorization at December 31, 2017 is $11.9 million.

Stock Performance Graph
The following graph compares the performance of an investment in our common stock from the close of business on May 1, 2013, the date we emerged from bankruptcy through December 31, 2017, with the Russell 2000 Index and S&P Completion Index. The graph assumes $100 was invested on May 1, 2013 in our common Stock at the closing price of $20 per share and at the closing price for the Russell 2000 Index and S&P Completion Index. It also assumes that dividends (if any) were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

		December 31,
	5/1/13	2013	2014	2015	2016	2017
Ambac Financial Group, Inc.	$100	$123	$123	$70	$113	$80
Russell 2000 Index	$100	$127	$134	$127	$148	$167
S&P Completion Index	$100	$123	$130	$124	$142	$165

| Ambac Financial Group, Inc. 27 2017 FORM 10-K |

Item 6.    Selected Financial Data
The following financial information for the five years ended December 31, 2017, has been derived from Ambac’s Consolidated Financial Statements. Following Ambac’s emergence from bankruptcy on May 1, 2013, the consolidated financial statements reflect the application of fresh start reporting (“Fresh Start”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock and fair value adjustments. The effects of the reorganization and Fresh Start adjustments are recorded in Predecessor Ambac’s Consolidated Statement of Total Comprehensive Income for the period ended April 30, 2013. The financial results of the Company for the periods from May 1, 2013 are referred to as “Successor” and the financial results for the periods through April 30, 2013 are referred to as “Predecessor”. The 2013 Successor Period and the 2013 Predecessor Period are distinct reporting periods. As a result of the implementation of Fresh Start, results and balances are not comparable between Successor Ambac and Predecessor Ambac. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8 in this Form 10-K.

	Successor Ambac					Predecessor Ambac
					Period from May 1 through December 31, 2013	Period from Jan 1 through April 30, 2013

	Year Ended December 31,
($ in millions, except per share data)	2017	2016	2015	2014
Total Comprehensive Income Highlights:
Gross premiums written	$(14.3)	$(53.8)	$(37.6)	$(288.3)	$(80.3)	$(14.1)
Net premiums earned	175.3	197.3	312.6	246.4	213.5	130.0
Net investment income	361.0	313.4	266.3	300.9	146.4	116.7
Other than temporary impairment losses	(20.2)	(21.8)	(25.7)	(25.8)	(46.8)	(0.5)
Net realized investment gains	5.4	39.3	53.5	58.8	4.5	53.3
Net change in fair value of credit derivatives	16.4	20.1	41.7	23.9	192.9	(60.4)
Net gains (losses) on interest rate derivatives	59.6	(50.3)	(42.5)	(181.1)	114.8	(33.7)
Net realized (losses) gains on extinguishment of debt	4.9	4.8	0.1	(74.7)	—	—
Income (loss) on Variable Interest Entities ("VIEs")	19.7	(14.1)	31.6	(32.2)	(48.6)	426.6
Losses and loss expenses (benefit) (1)	513.2	(11.5)	(768.7)	(545.6)	(185.1)	(38.1)
Interest and underwriting and operating expenses	241.5	238.0	219.2	229.0	153.7	75.6
Insurance intangible amortization	150.9	174.6	169.6	151.8	99.7	—
Goodwill impairment	—	—	514.5	—	—	—
Reorganization items	—	—	—	0.2	0.5	(2,745.2)
Pre-tax income (loss)	(284.3)	105.0	510.1	493.3	512.3	3,348.0
Net income (loss) attributable to Common Shareholders	(328.7)	74.8	493.4	484.1	505.2	3,349.0
Total comprehensive income attributable to Ambac Financial Group, Inc.	(335.4)	20.6	288.3	692.7	516.9	3,523.9
Net income (loss) per share:
Basic	$(7.25)	$1.66	$10.92	$10.73	$11.23	$11.07
Diluted	$(7.25)	$1.64	$10.72	$10.31	$10.91	$11.07

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The expense (benefit) associated with changes to our estimated recoveries for the years ended December 31, 2017, 2016, 2015 and 2014, the eight months ended December 31, 2013 and the four months ended April 30, 2013 were $72.0 million, $(71.4) million, $(303.6) million, $(481.7) million, $199.4 million, and $(61.6) million, respectively.

| Ambac Financial Group, Inc. 28 2017 FORM 10-K |

($ in millions) December 31	2017	2016	2015	2014	2013
Balance Sheet Highlights:
Total non-variable interest entity investments	$5,740.8	$6,500.2	$5,644.7	$5,507.0	$6,523.7
Cash and cash equivalents	623.7	91.0	35.7	73.9	77.4
Premium receivable	586.3	661.3	831.6	1,000.6	1,453.0
Insurance intangible asset	847.0	962.1	1,212.1	1,410.9	1,598.0
Goodwill	—	—	—	514.5	514.5
Subrogation recoverable (1)	631.2	684.7	1,229.3	953.3	498.5
Deferred ceded premium	52.2	69.6	96.8	123.3	145.5
Total VIE assets	14,500.5	13,367.8	14,288.5	15,126.1	15,988.7
Total assets	23,192.4	22,635.7	23,728.1	25,159.9	27,092.5
Unearned premiums	783.2	967.3	1,280.3	1,673.8	2,255.7
Losses and loss expense reserve (1)	4,745.0	4,380.8	4,088.1	4,752.0	5,968.7
Obligations under investment agreements	—	82.4	100.4	160.1	359.1
Long-term debt (2)	991.7	1,114.4	1,125.0	971.1	963.2
Derivative liabilities	82.8	319.3	353.4	406.9	253.9
Total VIE liabilities	14,366.4	13,235.4	14,259.8	15,085.7	15,872.8
Total liabilities	21,547.1	20,657.7	21,769.7	23,486.1	26,114.1
Total stockholders’ equity	1,645.3	1,978.0	1,958.3	1,673.7	978.4
Total liabilities and stockholders' equity	$23,192.4	$22,635.7	$23,728.1	$25,159.9	$27,092.5

(1)
Ambac records as a component of its loss reserves and subrogation recoverable, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $1,834.4 million, $1,907.0 million, $2,829.6 million, $2,523.5 million and $2,206.6 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)
Long-term debt represents surplus notes issued to third parties by Ambac Assurance and the Segregated Account and secured borrowing obligations. In 2014, Ambac sold a $350.0 million junior surplus note issued to it by the Segregated Account to a newly formed Trust in exchange for cash of $224.3 million and a subordinated owner trust certificate issued by the Trust. Long-term debt for all years excludes the portion of long-term debt associated with variable interest entities. In 2015, Ambac entered into a $146.0 million secured borrowing transaction.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of Adjusted Earnings and Adjusted Book Value, which are not presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying drivers of our business. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial measures and they may differ from similar reporting provided by other companies. Readers of this Form 10-K should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Adjusted Earnings and Adjusted Book Value are non-GAAP financial measures that adjust for the impact of certain non-recurring or non-economic GAAP accounting requirements and include certain items that the Company has or expects to realize in the future, but that are not reported under GAAP. We also provide reconciliations to the most directly comparable GAAP measures; Adjusted Earnings to Net income attributable to common stockholders and Adjusted Book Value to Total Ambac Financial Group, Inc. stockholders’ equity.
COMPANY OVERVIEW
See Note 1. Background and Business Description for a description of the Company and our key strategies to achieve our primary goal to maximize shareholder value.
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
Asset Management:
Investment portfolios are subject to internal investment guidelines, as well as limits on types and quality of investments imposed by applicable insurance laws and regulations. As part of its investment strategy, and in accordance with the aforementioned guidelines, Ambac Assurance and Ambac Assurance UK Limited ("Ambac UK"), purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. The investment portfolios of Ambac Assurance and Ambac UK also hold fixed income securities and funds that include a variety of other assets including, but not limited to, corporate bonds, asset backed and mortgage backed securities, municipal bonds, high yield bonds, leveraged loans, equities, real estate, insurance-linked securities and hedge

| Ambac Financial Group, Inc. 29 2017 FORM 10-K |

funds. Refer to Note 10. Investments to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further details of fixed income investments by asset class.
During the year ended December 31, 2017, Ambac (inclusive of its subsidiaries) acquired $815.2 million of distressed Ambac-insured securities, including $97.3 million of RMBS and $686.1 million of Puerto Rico securities. Future cash flows relating to those invested assets include the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac claim payments. At December 31, 2017, Ambac owned $2,242.3 million Ambac-insured RMBS, which included approximately $1.6 billion, or 41% of the total Deferred Amounts (as defined in the Segregated Account Rehabilitation Plan) outstanding were attributable, and approximately 29% of PRIFA and 58% of COFINA Ambac-insured bonds. Subject to applicable internal and regulatory guidelines and other constraints, Ambac will continue to opportunistically purchase Ambac-insured securities.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group focuses on the analysis, implementation and execution of commutations, risk reduction or defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, refinancing, restructuring or other risk reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure and execute such strategies. During the 2017, Ambac's successes included:

•
On March 25, 2017, Ambac UK agreed in principle to a confidential settlement of litigation brought by Ambac UK in the name of Ballantyne Re plc (“Ballantyne”) against J.P. Morgan Investment Management Inc. (“JPMIM”) relating to the management of Ballantyne’s investment accounts, which were funded with the proceeds of notes issued in 2006 in connection with a structured reinsurance transaction and guaranteed in part by Ambac UK. On April 11, 2017, Ambac UK, Ballantyne and JPMIM signed a settlement agreement. Pursuant to the settlement, Ballantyne received a payment in return for releases of all claims by Ballantyne and Ambac UK. Ambac realized a US GAAP benefit through losses and loss expenses of approximately $91.6 million in 2017 as a result of the settlement, which resulted from the reduction of loss and loss expense reserves previously established in relation to Ballantyne, and not from a direct cash payment to Ambac UK.

•
On June 27, 2017, Ambac Assurance entered into a termination agreement with various parties, including a special purpose entity Augusta Funding Limited IV ("Augusta"), in connection with the commutation of an interest rate swap between Augusta and Ambac Assurance's wholly-owned subsidiary, Ambac Financial Services ("AFS"). During the second quarter, AFS made net settlement payments of approximately $103.6 million, including $94.4 million under the termination agreement. At March 31, 2017, Ambac had recorded a mark-to-market liability under this swap transaction of $147.0 million (net of an Ambac Assurance CVA of $42.9 million), resulting in a gain of approximately $43.4 million during 2017. In July 2017, Augusta redeemed its outstanding Ambac Assurance-insured debt and Ambac recognized approximately $2.6 million in accelerated premiums in 2017 relating to this redemption. The Ambac-insured Augusta net par outstanding was $185 million at the time of redemption and was adversely classified.

•
Ambac U.K. worked to facilitate an international asset-backed issuer's refinancing of £188.1 million of insured debt and which paid Ambac UK a termination premium of £12.6 million, resulting in accelerated premiums earned of $11.2 million in 2017;

•
Ambac worked closely with servicers and owners of Master Servicing Rights to exercise clean-up calls on 20 RMBS transactions, resulting in a benefit in losses and loss expenses of $21.8 million and reducing adversely classified net par exposure by $422.5 million;

•
Ambac Assurance commuted its policy on a long time distressed municipality ($44.6 million of net par exposure); aided in the refinancing of more than 50% ($144.7 million of net par exposure) of its exposure to Chicago, IL Board of Education general obligation bonds, resulting in an aggregate losses and loss expenses benefit of $4.1 million; and negotiated with a distressed domestic asset-backed VIE that was previously consolidated by Ambac to settle all of their assets and refinance its Ambac-insured debt ($30.8 million of net par exposure).

During 2017, Ambac Assurance purchased the remaining $4.0 million of unpaid accrued interest related to certain surplus notes that were previously repurchased under call options. Ambac recognized a realized gain on these purchases of $1.1 million in the Consolidated Statements of Total Comprehensive Income (Loss).
On February 12, 2018, the Second Amended Plan of Rehabilitation of the Segregated Account became effective and Ambac and Ambac Assurance consummated a series of transactions that generally involved (i) the exchange of certain surplus notes held by holders of surplus notes that elected to participate in a voluntary exchange transaction and (ii) the satisfaction and discharge of all Deferred Amounts of the Segregated Account, in each case for an effective consideration package comprised of cash, new Secured Notes and certain existing surplus notes and (iii) the exit from rehabilitation of the Segregated Account (the “Rehabilitation Exit Transactions”). See Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for details regarding the Rehabilitation Exit Transactions.
The following table provides a comparison of total and adversely classified credits ("ACC") net par outstanding in the insured portfolio at December 31, 2017 and 2016. Net par exposures within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

| Ambac Financial Group, Inc. 30 2017 FORM 10-K |

($ in billions) December 31,	2017	2016	$ Variance	% Variance
Total	$62.7	$79.3	$(16.6)	(21)%
ACC	$14.1	$17.0	$(2.9)	(17)%
The overall reduction in total net par outstanding resulted from scheduled maturities, amortizations, commutations, refundings, refinancings and calls, including reductions as a result of the activities of Ambac and its subsidiaries as noted above.
The decrease in adversely classified credit exposures are primarily due to (i) calls, refundings, and paydowns or negotiated refinancings and commutations with a large portion of the decrease related to residential mortgage-backed securities and (ii) the upgrade of several remediated public finance transactions, partially offset by (iii) the downgrades of a Military Housing transaction and an Italian sub-sovereign transaction. Although our insured portfolio generally performed satisfactorily in 2017, we continued to experience stress in certain sectors and insured exposures, most notably within our approximately $2.0 billion of exposure to Puerto Rico consisting of several different issuing entities (all adversely classified). Each Puerto Rico issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and/or general obligation guarantees. Refer to "Financial Guarantees in Force" below in this Management Discussion and Analysis regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
In 2017, Ambac established a new non-adversely classified credit category of watch list. Watch list credits are currently fully performing but demonstrate the potential for future material adverse development due to such factors as long-term uncertainty about a particular sector, a certain structural element related to the issuer or transaction, or overall financial and economic sustainability. Total net par exposures of watch list credits are $11.1 billion at December 31, 2017.
Ambac:
As of December 31, 2017 total cash and investments of Ambac were $368.2 million, which include the following:

•	Asset backed and short-term securities of $96.3 million

•	Ambac-insured securities with a fair value of $5.9 million

•	Ambac Assurance surplus notes with a fair value of $201.3 million, which are eliminated in consolidation

•
Residual equity interest in the Corolla Trust that was created in 2014 to monetize Ambac's ownership interest in junior surplus notes issued by the Segregated Account. Ambac carries this interest using the equity method. Additionally, at December 31, 2017 Ambac held $35.0 million par amount of the debt issued by this VIE. The total carrying value of Ambac's equity and debt interests in Corolla Trust was $64.7 million at December 31, 2017. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on the Corolla Trust.

During 2017, Ambac purchased ($101.8 million) and exchanged Ambac-insured bonds (fair value of $79.3 million) to extinguish

(on a consolidated basis) $108.1 million par of Ambac Assurance surplus notes and $39.1 million par of Segregated Account surplus notes. Ambac recognized $3.8 million of gains on the extinguishment of debt in the Consolidated Statements of Income (Loss) as a result of these transactions during the year ended December 31, 2017.
As a result of positive taxable income at Ambac Assurance in 2016, Ambac received $28.7 million in tax tolling payments in May 2017. As a result of filing its 2016 tax return, Ambac received an additional $0.6 million of tolling payments in December 2017. For the year ended December 31, 2017, $30.5 million of tolling payments were accrued which are expected to be paid to Ambac no later than forty-five days after April 15, 2018. There are no assurances that Ambac Assurance will be able to generate taxable income and therefore make tolling payments to Ambac in the future, which may ultimately constrain Ambac's access to capital and liquidity to support it operations and strategic initiatives.
Financial Statement Impacts of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the year ended December 31, 2017 included the following:

($ in millions)
Net income (1)	$21.1
Changes in other comprehensive income:
Gain (losses) on foreign currency translation	73.6
Unrealized gains (losses) on non-functional currency available-for-sale securities	(19.7)
Total changes in other comprehensive income	53.9
Impact on total comprehensive income (loss)	$75.0

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

| Ambac Financial Group, Inc. 31 2017 FORM 10-K |

Management has identified the following critical accounting policies and estimates: (i) valuation of loss and loss expense reserves, (ii) valuation of certain financial instruments and (iii) valuation of deferred tax assets. Management has discussed each of these critical accounting policies and estimates with the Audit Committee, including the reasons why they are considered critical and how current and anticipated future events impact those determinations. Additional information about these policies can be found in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Valuation of Losses and Loss Expense Reserves:
The loss and loss expense reserves ("loss reserves") discussed in this section relate only to Ambac’s non-derivative insurance policies issued to beneficiaries, including unconsolidated VIEs. Ambac's loss reserves include loss reserve components of an insurance policy, including unpaid claims and the present value ("PV") of expected net cash flows required to be paid under an insurance contract. Unpaid claims, which include accrued interest, represent claims that were not paid for policies allocated to the Segregated Account. The PV of expected net cash flows represents the PV of expected cash outflows less the PV of expected cash inflows discounted at a risk-free discount rate. While unpaid claims are known and therefore not a subjective estimate, expected future losses, net of expected future recoveries, are inherently uncertain. As such, the remaining discussion is limited to addressing expected future losses, net of expected future recoveries.
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
As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. The loss reserves for many transactions are derived from the issuer’s creditworthiness. For public finance issuers, loss reserves will consider not only creditworthiness but also political dynamics and economic status and prospects. The loss reserves for other transactions which have no direct issuer support, such as most structured finance exposures, including RMBS and student loan exposures, are derived from the default activity and loss given default of underlying collateral supporting the transactions. In addition, many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves as well as our ability to execute workout strategies and commutations. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic prosperity. Reinsurance contracts mitigate our loss reserve but since Ambac has little exposure ceded to reinsurers, the existing reinsurance contracts are unlikely to have a significant effect on loss reserve volatility. However, entrance into new reinsurance contracts may impact loss reserve volatility. Loss reserve volatility will also be materially impacted by changes in interest rates from period to period.
The table below indicates the gross par outstanding and gross loss reserves (including loss expenses) related to policies in Ambac’s loss and loss expense reserves at December 31, 2017 and 2016:

	2017		2016
($ in millions) December 31	Gross Par Outstanding(1)(2)	Gross Loss and Loss Expense Reserves(1)(3)(4)(5)	Gross Par Outstanding(1)(2)	Gross Loss and Loss Expense Reserves(1)(3)(4)(5)
RMBS	$5,243	$2,598	$6,756	$2,394
Domestic Public Finance	4,265	816	4,410	547
Student Loans	701	308	728	279
Ambac UK	941	286	939	388
All other credits	537	17	567	13
Loss expenses	—	89	—	75
Totals	$11,687	$4,114	$13,400	$3,696

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $590 and $41, respectively, at December 31, 2017 and $607 and $31, respectively at December 31, 2016. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.

(3)
Loss and Loss Expense reserves at December 31, 2017 of $4,114 are included in the balance sheet in the following line items: Loss and loss expense reserves: $4,745 and Subrogation recoverable: $631. Loss and Loss Expense reserves at December 31, 2016 of $3,696 are included in the balance sheet in the following line items: Loss and loss expense reserves: $4,381 and Subrogation recoverable: $685.

(4)
Included in Gross Loss and Loss Expense Reserves are unpaid claims of $3,867 and $3,656 at December 31, 2017 and 2016, respectively, related to policies allocated to the Segregated Account, inclusive of accrued interest payable on Deferred Amounts of $840 and $662, respectively.

| Ambac Financial Group, Inc. 32 2017 FORM 10-K |

(5)
Ambac records as a component of its loss and loss expense reserves, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $1,834 and $1,907 at December 31, 2017 and 2016, respectively.

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
In some cases, such as RMBS and student loans, which are described more fully below, cash flow projections include the modeling of an issuer or transaction’s future revenues and expenses to determine the resources available to pay debt service on our insured obligations. In other cases, such as many public finance exposures including our Puerto Rico exposures, we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the existing fiscal, economic, legal and political framework. We then develop multiple scenarios where issuer debt service is paid, missed and/or haircut with claims paid then modeled for any recovery amount and timing. In our experience, this has been an effective approach to loss reserving these types of credits, but there is no certainty our assumptions as to scenarios or probabilities will not be subject to material changes as developments occur or that this method will be as effective in the future as it has been in the past.
In estimating loss reserves, we also incorporate scenarios which represent the potential outcome of remediation strategies. Remediation scenarios may include the following; (i) a potential refinancing of the transaction by the issuer; (ii) the issuer’s ability to redeem outstanding securities at a discount, thereby increasing the structure’s ability to absorb future losses; and (iii) our ability to terminate or restructure the policy in whole or in part (e.g., commutation). The remediation scenarios and the related probabilities of occurrence vary by policy depending on on-going and expected discussions and negotiations with issuers and/or investors. In addition to commutation negotiations that are underway with various counterparties in various forms, our reserve estimates may also include scenarios which incorporate our ability and/or expectation to commute additional exposure with other counterparties.
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
We compare monthly claims submitted against the trustees’ reports, third-party provided waterfall projections and our understanding of the transactions’ structures to identify and resolve discrepancies. We also systematically review the vendor’s published waterfall revisions to further identify material discrepancies. Resolving discrepancies is challenging and may take place over an extended period of time. Moreover, transaction documents are subject to interpretation, and our interpretation or that of the vendor and as reflected in our loss reserves may prove to be incorrect and/or not consistent with trustees directing cash flows in the future.
In our experience, market performance and model characteristics change and therefore need to be updated and reflected in our models through time. As such, we conduct regular reviews of current models, alternative models and the overall approach to loss estimation. In particular, the RMBS cash flow model is subject to ongoing refinements and/or replacement resulting from industry research as well as performance analysis that may better inform model assumptions, improvements to modeling capabilities and approaches and other factors.
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

| Ambac Financial Group, Inc. 33 2017 FORM 10-K |

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
The borrower-behavior-dependent stage is designed to forecast the probability of a loan’s present delinquency status transitioning to any of eight future statuses. The deal-level approach projects performance using a roll-rate that evaluates the possible future state of a loan based on its current status and three variables: average FICO (credit score), average current consolidated loan to value ratio (“CLTV”) and an overall quality indicator. The servicer-behavior-dependent stage governs a loan’s life cycle after it reaches 180 or more days delinquent. This stage evaluates the servicer’s propensity to foreclose or pursue a short sale, the speed of the foreclosure process, and the speed of the post-foreclosure distressed property liquidation. The transition probabilities between stages are assumed by the model to depend upon how long a loan has already been in a particular status, as well as on the servicer-specific and state-specific liquidation (e.g., a judicial or statutory foreclosure state) timeline factors.
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
Mortgage insurance: Three of our mortgage-backed transactions have active pool-level mortgage insurance; which consists of a master policy issued to the mortgage securitization trust that indemnifies the trust either on a first loss or mezzanine basis in the event that covered mortgage loans in the trust default. The mortgage insurance master policy includes various conditions such as exclusions, conditions for notification of loans in default and claims settlement. We have noted with regard to these securitization trusts, payments by mortgage insurers of claims presented by the securitization trusts have been inconsistent, resulting in higher claims presented under Ambac Assurance’s financial guarantee policies. The pool-level mortgage insurance has a negligible benefit to loss reserves for the remaining three transactions with pool-level mortgage insurance.
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
Expected Representation and Warranty Subrogation Recoveries
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W") described herein. Generally, the sponsor of an RMBS transaction provided representations with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations or warranties
The RMBS R&W subrogation recovery estimate is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, intervention by OCI which could impede our ability to take actions required to realize such recoveries and uncertainties inherent in the assumptions used in estimating such recoveries. Refer to Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information regarding the estimation process for representation and warranty subrogation recoveries.
Student Loan Expected Loss Estimate
The student loan portfolio consists of credits collateralized by private student loans. The calculation of loss reserves for our student loan portfolio involves evaluating numerous factors that can impact ultimate losses. The factor which contributes the greatest degree of uncertainty in ascertaining appropriate loss reserves is the long final legal maturity date of the insured bonds. Most of the student loan bonds which we insure were issued with

| Ambac Financial Group, Inc. 34 2017 FORM 10-K |

original terms of 20 to 40 years until final maturity. Since our policy covers timely interest and ultimate principal payment, our loss projections must make assumptions for many factors covering a long time horizon. Key assumptions that will impact ultimate losses include, but are not limited to, the following: collateral performance (which is highly correlated to the economic environment), interest rates, operating risks associated with the issuer, servicers, special servicers, and administrators, investor appetite for tendering or commuting insured obligations and, as applicable, Ambac’s ability and willingness to commute policies. In addition, we consider in our student loan loss projections the potential impact, if any, of proposed or final regulatory actions or orders, including by the Consumer Financial Protection Bureau ("CFPB"), affecting our insured transactions.
In evaluating our student loan portfolio, our losses are projected using a cash flow modeling approach. In order to project collateral performance under the cash flow approach, we use an internally developed default projection tool that constructs lifetime cohort default curves based on loan and deal-level historical performance data. To determine ultimate losses on the transactions, the cohort default curves are used to extrapolate future default behavior. Additionally, a regression-based model is used to estimate recoveries on defaulted loans. This regression-based recovery forecast is grounded in deal-level performance data. Losses for one of the student loans deals is forecast using internal loss estimations to project transaction-level assumptions such as defaults, recoveries and prepayments based on analysis of historical experience adjusted for current economic conditions and changes to collateral composition since origination. In both approaches where collateral performance is projected, the transaction losses are incorporated into a third party waterfall model to develop loss estimates for our exposures. This waterfall model allows us to capture the impact of each transaction’s specific structure (e.g., the waterfall priority of payments, triggers, redemption priority) to generate our specific projected claims profile in various base, upside and downside scenarios.
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
It is possible that our estimated future loss assumptions for insurance policies discussed above could be understated. We have attempted to identify possible cash flows using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2017 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have worst case outcomes in all cases, it is possible we could have worst case outcomes in some or even many cases.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward are not unlikely if we used a different model or methodology to project losses. We regularly assess models and methodologies and may change our approach and/or model. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,834 million as of December 31, 2017 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at December 31, 2017 could be approximately $50 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1.9 billion. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $60 million. There can be no assurance that losses may not exceed such amounts.
Public Finance Variability:
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, economic, fiscal or socioeconomic events or trends.
Our experience with the city of Detroit in its bankruptcy proceeding was not favorable and renders future outcomes with other public finance issuers even more difficult to predict and may increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan of adjustment, but nevertheless required us to incur a loss for a significant portion of our exposure. An additional troubling precedent in the Detroit case, as well as other municipal bankruptcies, is the preferential treatment of certain creditor classes, especially the public pensions. The cost of pensions and the need to address frequently sizable unfunded or underfunded pensions is often a key driver of stress for many municipalities and their related authorities, including entities to whom we have significant exposure, such as Chicago, its school

| Ambac Financial Group, Inc. 35 2017 FORM 10-K |

district, the State of New Jersey and many others. Less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors. In addition, cities may be more inclined to use bankruptcy to resolve their financial stresses if they believe preferred outcomes for various creditor groups can be achieved.
We expect municipal bankruptcies and defaults to continue to be challenging to project given the unique political, economic, fiscal, governance and public policy differences among municipalities as well as the complexity, long duration and relative infrequency of the cases themselves in forums with a scarcity of legal precedent.
Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market, resulting from reduced or no access to alternative forms of credit (such as bank loans) or other exogenous factors, such as the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which could potentially reduce municipal investor appetite for tax-exempt municipal bonds by corporate investors and over the longer term could potentially put additional pressure on issuers in states with high state and local taxes. These factors could deprive issuers access to funding at a level necessary to avoid defaulting on their obligations. While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions.
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy, loss of capital markets access and the severe damage caused by hurricanes Irma and Maria. These factors, taken together with the payment moratorium on debt payments of the Commonwealth and its instrumentalities, ongoing Puerto Rico Oversight, Management, and Economic Stability Act ("PROMESA") Title III proceedings, and certain other provisions under PROMESA, the potential for a restructuring of debt insured by Ambac Assurance, either with or without its consent, and the possibility of protracted litigation as a result of which its rights may be materially impaired, may cause losses to exceed current reserves in a material manner. See "Financial Guarantees in Force" below for further details on the legal, economic and fiscal developments that have impacted or may impact Ambac Assurance’s insured Puerto Rico bonds.
For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at December 31, 2017, the possible increase in loss reserves could be approximately $1.5 billion. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions of the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at December 31, 2017, the possible increase in loss reserves could be approximately $100 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $35 million. There can be no assurance that losses may not exceed such amount.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $250 million greater than the loss reserves at December 31, 2017. However, there can be no assurance that losses may not exceed such amount.
Valuation of Certain Financial Instruments:
The Fair Value Measurement Topic of the ASC requires financial instruments to be classified within a three-level fair value hierarchy. The fair value hierarchy, the financial instruments classified within each level, our valuation methods, inputs, assumptions and the review and validation procedures over quoted and modeled pricing are further detailed in Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
The level of judgment in estimating fair value is largely dependent on the amount of observable market information available to fair value a financial instrument, which is also determinative of where the financial instrument is classified in the fair value hierarchy. Level 3 instruments are valued using models which use one or more significant inputs or value drivers that are unobservable and therefore require significant judgment. Level 3 financial instruments which are material include certain interest rate swaps, investments in certain Ambac-insured fixed income securities, and certain VIE assets and liabilities. Model-derived valuations of certain Level 3 financial instruments incorporate estimates of the effects of Ambac's own credit risk and/or counterparty credit risk, which can be complex and judgmental. Level 2 instruments are valued using quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and model-derived valuations where all the significant inputs are observable in active markets. Certain Level 2 fixed income securities that have lower trading volumes, fewer comparable securities in the market or less coverage by alternative pricing sources with reasonable levels of price transparency may require additional validation procedures and involve significant judgment.
As a result of the increased judgment for the above-described Level 3 and Level 2 instruments, the actual trade value of the financial instrument in the market, or exit value of the financial instrument owned by Ambac, may be significantly different from its recorded fair value.
Moreover, fixed income securities classified as “available-for-sale” which have experienced declines in fair value below Ambac's amortized cost must be evaluated for other-than-temporary impairment ("OTTI"). An OTTI charge is recognized if management assesses it either (i) has the intent to sell the security or (ii) more likely than not will be required to sell the security before the anticipated recovery of its amortized cost basis less any

| Ambac Financial Group, Inc. 36 2017 FORM 10-K |

current period credit loss. This impairment assessment also involves determining whether an actual credit loss exists for the security. Evaluating whether declines in fair value are other-than-temporary is also inherently judgmental. For further information on the OTTI evaluation process refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Valuation of Deferred Tax Assets:
Our provision for taxes is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We review our tax positions quarterly and adjust the balances as new information becomes available. In December 2017, H.R.1 (commonly known as the Tax Cut and Jobs Act or"TCJA") was enacted and introduced significant changes to the U.S. tax code, including to corporate tax rates, business-related exclusions, and deductions and credits effective January 1, 2018. In accordance with U.S. GAAP, the effects of changes in tax rates and laws on current and deferred tax balances must be recognized in the period in which the legislation is enacted. As such, we incorporated the effects of the TCJA in our valuation of deferred tax assets for the year ended December 31, 2017. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss ("NOL") and tax credit carry forwards. More specifically, deferred tax assets represent a future tax benefit (or receivable) that results from losses recorded under GAAP in a current period which are only deductible for tax purposes in future periods and NOL carry forwards.
The NOL carryforward component of the deferred tax asset, which relates to NOLs generated prior to the effective date of the TCJA, will expire if not utilized within certain periods. Valuation allowances are established to reduce deferred tax assets to an amount that “more likely than not” will be realized. All available evidence, both positive and negative, needs to be identified and considered in making the determination with significant weight given to evidence that can be objectively verified. The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry forward periods available under the tax law. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax asset and therefore has a full valuation allowance. See Note 14. Income Taxes for additional information on the Company's deferred income taxes, including the effects of the TCJA.
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2017 and 2016. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated by Ambac. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions) December 31,	2017	2016
Public Finance	$32,088	$45,062
Structured Finance	13,816	16,951
International Finance	16,812	17,333
Total net par outstanding	$62,716	$79,346
Included in the above net par exposures at December 31, 2017 and 2016 are $326 million and $737 million, respectively, of exposures that were executed in the form of credit derivatives. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for further discussion of credit derivative exposures.
Certain guaranteed bonds were issued as floating rate debt, including Auction Rate Securities and Variable Rate Demand Obligations, which introduces interest rate risk to Ambac Assurance. Refer to Auction Rate Securities and Variable Rate Demand Obligation Exposures below for further discussion.
U.S. Public Finance Insured Portfolio
Ambac’s portfolio of U.S. public finance exposures is $32,088 million, representing 51% of Ambac’s net par outstanding as of December 31, 2017 and a 29% reduction from the amount outstanding at December 31, 2016. This reduction in exposure was mainly due to normal exposure runoff in addition to early terminations (calls, refundings and pre-refundings). While Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general obligation and revenue, lease and tax-backed obligations of state and local government entities, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public interests. See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for exposures by bond type.
Municipal bonds are generally supported directly or indirectly by the issuer’s taxing authority or by public sector fees and assessments which may or may not be specifically pledged. Risk factors in these transactions derive from the municipal issuer, including its fiscal management, politics, and economic position, as well as its ability and willingness to continue to pay its debt service. Municipal bankruptcies and similar proceedings, while still relatively uncommon, have occurred, exposing Ambac to the risk of liquidity claims and ultimate losses if issuers cannot successfully adjust their liabilities without impairing creditors.
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

| Ambac Financial Group, Inc. 37 2017 FORM 10-K |

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
Ambac insures approximately $5.8 billion net par of privatized military housing debt. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated in most cases by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). In a small number of cases rental payments are also coming from civilians, including retired service personnel, living on a particular base. Collateral for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include ongoing base essentiality, military deployments, the U.S. government’s commitment to fund the BAH, marketability/attractiveness of the on-base housing units versus off-base housing, construction completion, environmental remediation, utility and other operating costs, and housing management.
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities. Each has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges and general obligation guarantees. Most Puerto Rico bonds insured by Ambac Assurance are not subject to acceleration. The Ambac-insured Puerto Rico Convention Center District Authority (Hotel Occupancy Tax) bonds may be accelerated only with the consent of, or at the direction of, Ambac Assurance. The Ambac-insured Puerto Rico Sales Tax Financing Corporation's Senior Sales Tax Revenue bonds may be accelerated only with the consent of Ambac Assurance, subject to the Ambac financial guaranty insurance policy being in full force and effect. Other Ambac-insured Puerto bonds are not subject to acceleration. Ambac Assurance's insurance policies do not insure against loss of any acceleration payment, other than at the sole option of Ambac.
Suspension of Debt Service Payments
In late 2015, due to the activation of the Commonwealth Constitution's Priority Debt Provision, certain revenues pledged for the repayment of debt issued by Puerto Rico Infrastructure Financing Authority (“PRIFA”), Puerto Rico Highways and

Transportation Authority (“PRHTA”) and Puerto Rico Convention Center District Authority (“PRCCDA”) were diverted by the Commonwealth to be applied to the Commonwealth's debt obligations and not applied to debt service on PRIFA, PRHTA and PRCCDA debt obligations. Consequently, a default on debt service due on certain PRIFA bonds insured by Ambac Assurance occurred on January 1, 2016.
In April 2016, the Commonwealth became subject to an emergency moratorium, known as "Law 21," on debt payments of the Commonwealth and its instrumentalities. Beginning in April 2016, and culminating on June 30, 2016, former Governor Padilla issued additional executive orders under Law 21 declaring states of emergency at PRHTA, PRIFA, PRCCDA, and other Puerto Rico instrumentalities through January 31, 2017, and suspending payment obligations on bonds issued by those entities, including bonds insured by Ambac Assurance.
On January 29, 2017, current Governor Rosselló enacted Act 5 of 2017 known as the Puerto Rico Financial Emergency and Fiscal Responsibility Act of 2017 (“Act 5”) which, among other things, established an emergency period and declared executive orders under Act 21, which suspended payments on General Obligation debt and other debt, to continue in full force and effect until amended, rescinded or superseded. On December 28, 2017, the emergency period was extended to June 30, 2018 by Executive Order 2017-76.
PROMESA Law
On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act ("PROMESA") was signed into law by the President of the United States. PROMESA establishes a seven-member federal financial oversight board (“Oversight Board”) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board approved fiscal plan that respects the liens and priorities provided under Puerto Rico law.
PROMESA provides that laws such as Act 21 are not binding on any non-consenting creditor to the extent they prohibit the payment of principal or interest.  The practical effect of this provision is unknown and therefore Ambac is at risk to the ongoing execution, interpretation and ultimate enforcement of this provision.  PROMESA also provides that unlawful executive orders are preempted under PROMESA, but there is no procedure for determining whether a particular executive order is unlawful, creating uncertainty in general and with specific regards to how the preemption provision will be implemented towards Ambac’s exposures.
PROMESA is untested and many provisions are unique.  There is inherent uncertainty and risk both generally and for Ambac’s exposures specifically regarding the interpretation and implementation of PROMESA.  Among other things, PROMESA contains provisions that may permit consensual and non-

| Ambac Financial Group, Inc. 38 2017 FORM 10-K |

consensual restructurings of debt obligations of the Commonwealth and its instrumentalities.
The following table shows Ambac's insured exposure to each issuer segregated by whether such debt obligation is subject to the Priority Debt Provision or "clawback." Ambac has initiated litigation challenging the application of the "clawback" announced by

Governor Padilla, Puerto Rico's former governor, on December 1, 2015. A description of Ambac's legal challenge is provided in Note 16. Commitments and Contingencies in the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K.

($ in millions)	Range of Maturity	Ambac Ratings (1)	Net Par Outstanding (2)	Net Par and Interest Outstanding (3)(8)	Ever-to-Date Net Claims Paid(4)
Exposures Subject to Priority Debt Provision (5)
PR Highways and Transportation Authority (1968 Resolution - Highway Revenue) (6)	2018-2027	BIG	$14	$20	$13
PR Highways and Transportation Authority (1998 Resolution - Senior Lien Transportation Revenue) (6)	2018-2042	BIG	419	746	35
PR Infrastructure Financing Authority (Special Tax Revenue) (7)	2018-2044	BIG	439	970	104
PR Convention Center District Authority (Hotel Occupancy Tax)	2018-2031	BIG	125	184	12
Total			997	1,920	164
Exposures Not Subject to Priority Debt Provision
Commonwealth of Puerto Rico - General Obligation Bonds	2019-2023	BIG	56	64	4
PR Public Buildings Authority - Guaranteed by the Commonwealth of Puerto Rico	2018-2035	BIG	110	187	37
PR Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	2047-2054	BIG	805	7,321	—
Total			971	7,572	41
Total Net Exposure to The Commonwealth of Puerto Rico and Related Entities			$1,968	$9,492	$205

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. BIG denotes credits deemed below investment grade.

(2)
Net Par includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Accretion of the capital appreciation bonds would increase the related net par by $683 million at December 31, 2017.

(3)
Net Par and Interest Outstanding ("P&I") represents the total insured future debt service remaining over the lifetime of the bonds. P&I for capital appreciation bonds does not represent the accreted amount as noted in footnote (2) but rather the amount due at respective maturity dates.

(4)	In addition to ever-to-date net claims paid, Ambac made net claim payments of $26 million during January 2018.

(5)
Commonly known as "clawback" provision pursuant to Section 8 of Article VI of the Constitution of the Commonwealth of Puerto Rico. Under this provision, in case the available revenues (the Spanish version uses the term “resources”)  including surplus for any fiscal year are insufficient to meet the appropriations made for that year, interest on the public debt and amortization thereof shall first be paid, and other disbursements shall thereafter be made in accordance with the order of priorities established by law.  These exposures are also subject to Act No. 5-2017, as amended, also known as the Financial Emergency and Fiscal Responsibility Act of 2017, which declares an emergency period that has been subsequently extended until June 30, 2018.   Pursuant to Act 5-2017, all executive orders issued under Act No. 21-2016 (as amended, known as the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act), shall continue in full force and effect until amended, rescinded or superseded.

(6)	Certain Pledged Revenues for Highways and Transportation Revenue Bonds such as Toll Revenues and Investment Earnings are not subject to the Priority Debt Provision.

(7)
Payable from and secured by proceeds from a federal excise tax imposed on all items produced in Puerto Rico and sold on the mainland of the United States. Currently, rum is the only product from Puerto Rico subject to this federal excise tax.

(8)
Net Par and Interest Outstanding excludes the effects of a 10% current interest rate on $60 million net par of PR Public Building Authority ("PBA") bonds with a maturity date of July 1, 2035, resulting from the absence of a remarketing. Should a remarketing not occur before the maturity of the bonds, the Net Par and Interest Outstanding for PBA exposure would increase by $47.4 million.

PROMESA also confers significant powers and responsibilities on the Oversight Board. Among other things, the Oversight Board is required to certify any insolvency petitions that may be filed by Puerto Rico or its instrumentalities under Title III of PROMESA, any proposed plans of adjustment in such proceedings, and any voluntary restructuring agreement among creditors under Title VI of PROMESA (which has the potential to bind non-consenting creditors). The Oversight Board is also required to approve fiscal plans and budgets submitted by the Commonwealth and monitor compliance with those plans and budgets, and to approve any debt issuances or modifications by the Commonwealth or its instrumentalities.  Ambac is unable to predict to what extent debt restructurings will be proposed or implemented under PROMESA, and how its insured obligations will fare in any such restructurings.

| Ambac Financial Group, Inc. 39 2017 FORM 10-K |

Title III Filings
In response to letter requests from Governor Rosselló, the Oversight Board commenced a PROMESA Title III proceeding, which is a proceeding for adjustments of debt, for the Commonwealth of Puerto Rico on May 3, 2017, and for the Puerto Rico Sales Tax Financing Corporation ("COFINA") on May 5, 2017, in the United States District Court for the District of Puerto Rico. Subsequently, the Oversight Board commenced a Title III proceeding for the Employees Retirement System ("ERS") and PRHTA on May 21, 2017, and for the Puerto Rico Electric Power Authority ("PREPA") on July 2, 2017. Ambac Assurance has not issued any financial guaranty policies with respect to obligations of ERS or PREPA.
Fiscal Plans
On March 13, 2017, the Oversight Board certified the 10-year Fiscal and Economic Growth Plan ("FEGP") for the Commonwealth. The certified FEGP, among other things, was intended to provide Commonwealth creditors a base from which to progress consensual negotiations under Title VI of PROMESA. However, the certified FEGP implied a 77% discount to all debt service due to be paid by the Commonwealth and its instrumentalities covered by the FEGP over the ten-years of the plan (FY2017-2026). The FEGP did not provide details regarding its underlying assumptions and data, expense definitions, cause of expense growth or accounting adjustments and did not include any restructuring proposals. These deficiencies of the FEGP, when combined with the absence of sufficient projected cash flows for debt service, increased the uncertainty of whether successful consensual negotiations can be reached or what creditor outcomes might be under the Title III proceedings.
As a result of the damage inflicted by Hurricane Maria in September 2017, the anticipated influx of certain federal funds, and other structural changes following the hurricane, the Commonwealth drafted revised fiscal and economic growth plans (the “Revised FEGPs”) for the Commonwealth and various instrumentalities. On January 24, 2018, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“FAFAA”) released the proposed Revised FEGPs for the Commonwealth, PREPA and Puerto Rico Aqueduct and Sewer Authority (“PRASA”). The proposed Revised FEGPs were also submitted to the Oversight Board for review and certification. On February 5, 2018, the Oversight Board issued a notice of violation with respect to each of these Revised FEGPs. In the notice of violation for the Revised FEGP for the Commonwealth, the Oversight Board required a more detailed debt sustainability analysis over a 30-year period, among other changes. The required changes and further clarifications to the Commonwealth, PREPA, and PRASA FEGPs were submitted to the Oversight Board on February 12, 2018. Subsequent review and certification by the Oversight Board is intended to be complete by March 30, 2018.
The Commonwealth’s proposed Revised FEGP submitted on February 12, 2018, uses a six-year horizon, projects a six-year cumulative decline in population of 20.0%, cumulative nominal GNP growth of 16.7%, cumulative revenue growth of 3.1%, and projects that by the Commonwealth's fiscal year 2023 there will be an accumulated surplus of $3.4 billion. However, this proposed Revised FEGP does not delineate expenses between essential and non-essential services, does not define essential services, and does not provide for any cash flows for debt service. This proposed

Revised FEGP also does not address permanent debt write-downs and the extent of longer-term debt service, leaving uncertainty about the Commonwealth’s future obligations.
If certified without meaningful changes from the current proposed plans, the Revised FEGPs of the Commonwealth, PREPA, and PRASA could perpetuate the uncertainty around the potential timing and severity of any permanent losses on Ambac-insured bonds of the Commonwealth and its instrumentalities and may lead to further protracted resolution timelines between creditors and debtors. Furthermore, if the Revised FEGPs, without meaningful changes, became the sole or primary measure for determining creditor outcomes, Ambac's financial condition, including liquidity, loss reserves and capital resources may suffer a materially negative impact.
The proposed Revised FEGPs for the Government Development Bank, the University of Puerto Rico, PRHTA and the COSSEC (the savings and loan cooperatives regulators) are due to be submitted March 9, 2018, which the Oversight Board intends to review and certify by April 20, 2018. It is currently unclear what, if anything, the revised fiscal plan for PRHTA will do to address the restructuring of its debt obligations. However, any such restructuring proposal may include material cuts to payment of principal and interest on outstanding bonds of PRHTA, including bonds insured by Ambac Assurance.
Hurricanes Irma and Maria
On September 6, 2017, Hurricane Irma, a Category 5 storm, passed north of Puerto Rico leaving more than 1 million people without electricity on the island. On September 20, 2017, Hurricane Maria, a Category 4 storm at the time, made landfall in Puerto Rico, causing severe damage to the island and its infrastructure, including the destruction of a significant portion of the the electrical transmission and distribution system on the the island. The extensive damage and the disruption to the economy caused by the hurricanes further stressed what was already a challenging position for the Commonwealth highlighted by: (i) existing poor economic and demographic trends, including fluctuating economic activity levels and continued outmigration, (ii) weak debt and contingent liability position, including unsustainable leverage and high fixed costs for pensions; (iii) historically weak budgetary performance and flexibility (Fiscal Year 2016 and prior structural imbalances); and (iv) uncertain financial and economic prospects. For at least the near-term, the Commonwealth faces uncertain financial and economic prospects due to the scale of the damage from the hurricanes as well as the uncertainty over the total amount, timing, and impact of Federal aid for disaster recovery.
Federal Aid
On November 13, 2017, Governor Rosello submitted a formal request for Federal disaster relief assistance of $94.4 billion to help the Commonwealth recover and rebuild from hurricanes Irma and Maria. It is unclear at this time how much of Governor Rosello's request or in what form will ultimately be made available to assist Puerto Rico.
To date, $4.9 billion is being made available to Puerto Rico and the U.S. Virgin Islands as a Community Development Loan ("CDL") as part of a $36.5 billion disaster aid bill signed into law on October 26, 2017. In addition, the Federal Emergency Management Agency ("FEMA") reported that in the last three

| Ambac Financial Group, Inc. 40 2017 FORM 10-K |

months of 2017, its obligations under the Disaster Recovery Funds ("DRF") program for Puerto Rico for hurricanes Irma and Maria totaled $6.7 billion with another $7.0 billion estimated for the nine months ending September 30, 2018.
On February 9, 2018, the Bipartisan Budget Act of 2018 was signed into law. There were several elements of this legislation that were targeted to assist in the recovery of Puerto Rico, including $4.8 billion in Medicaid funding for two years; $11 billion for the U.S. Housing and Urban Development's Community Development Block Grant Disaster Relief program for housing, infrastructure and economic development; additional funding for FEMA's DRF program; and other disaster aid measures. In addition, the legislation provides for an extension to 2022 of the rum excise tax cover-over that provides increased rum tax rebates for Puerto Rico, extends by one year deductions allowable with respect to income attributable to domestic production activities in Puerto Rico under U.S. Code Section 199, and also adds each low-income community in Puerto Rico to be designated as a qualified opportunity zone under Sec. 1400Z-1, which allows those areas to qualify for certain tax incentives. The total value of all of the Puerto Rico-specific elements of the legislation is unclear at this time and it is possible that additional Federal aid packages may be approved during the course of 2018.
Tax Reform
See Item 1A. Risk Factors
Commonwealth Liquidity
The publishing on January 19, 2018, by FAFAA of an updated report on $6.8 billion of cash balances and the classification of approximately 800 bank accounts originally addressed in FAFAA’s initial December 18, 2017 report did not appear to provide for any enhanced liquidity for the Commonwealth and its instrumentalities, as the report claimed that much of this balance had restricted uses or was tied up in ongoing litigation. Consequently, this purported lack of access to a portion of these funds could exacerbate existing liquidity constraints of the Commonwealth and its instrumentalities for certain essential and non-essential services and further strain timelines and potential severities for creditors, including Ambac. In connection with the report, the Oversight Board confirmed that it appointed an independent forensic analysis team to compile a comprehensive inventory of all government bank accounts, cash equivalents, and investments along with their respective account balances.
Mediation
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
Ambac Post-Title III Litigation Update
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
Refer to Note 16. Commitments and Contingencies included in Part II, Item 8 in this Form 10-K for further information about Ambac's litigation relating to Puerto Rico.
Other Post-Title III Litigation Update
On January 30, 2018, the United States District Court for the District of Puerto Rico issued two decisions in adversary proceedings related to the Title III restructuring of the Commonwealth of Puerto Rico and certain of its instrumentalities.
In Assured Guaranty Corp., et al. v. Commonwealth of Puerto Rico, et al. (No. 17-155), the court dismissed the plaintiff monoline insurers’ complaint against the Commonwealth and the PRHTA (among other defendants). The court ruled that the special revenues provisions of the Bankruptcy Code do not require a debtor, post-petition, to apply the special revenues to the bonds they secure. The court also held that the plaintiffs were unable to show that bondholders have an ownership interest, to the exclusion of PRHTA, in the funds held in certain reserve accounts at PRHTA. The court rejected the Commonwealth and Oversight Board’s argument that Section 305 of PROMESA, a provision that reserves the right of the Title III debtor to control its own governmental powers and property, deprives the court of jurisdiction over certain claims; instead, the court held that section 305 only limits the court’s ability to order remedies that would interfere with the debtor’s governmental powers or ability to control its property. The court did not address whether the PRHTA bonds are secured by a lien or security interest. Ambac Assurance brought similar claims (among others) in Ambac Assurance Corporation v. Puerto Rico, et al. (No. 1:17-ap-00159). The court has not yet ruled on Ambac Assurance’s claims, but in light of its decision in the Assured case, there is a substantial risk that the court will dismiss such claims for the same reasons it dismissed the complaint of the monoline insurers in Assured.
In ACP Master, Ltd., et al. v. Commonwealth of Puerto Rico, et al. (No. 17-189), the court dismissed the plaintiff general obligation (“GO”) bondholders’ complaint against the Commonwealth and the Oversight Board. The court held that the GO bondholders’ effort to compel application of certain revenues to the payment of GO bonds was barred by section 305 of PROMESA, as this ruling would interfere with the governmental powers of the debtor (the Commonwealth). The court further held that the remaining counts of the plaintiffs’ complaint, which requested declarations as to the

| Ambac Financial Group, Inc. 41 2017 FORM 10-K |

legal status of the GO bonds could not be adjudicated because they sought advisory opinions and therefore were not justiciable.
The court’s decisions that section 305 of PROMESA restricts the court’s ability to order remedies that would interfere with the debtor’s governmental powers or ability to control its property, if not overturned on appeal, likely will limit the ability of Ambac Assurance to successfully compel the payment of debt service on its insured obligations during the pendency of the Title III cases and may adversely impact the proposed terms applicable to such obligations under any plan of adjustment proposed in Title III proceedings. Any such proposed plan of adjustment would, however, need to satisfy the requirements of PROMESA, including consistency with certified fiscal plans, which are required to respect lawful priorities or lawful liens, in order to be approved by the court.
Accordingly, Ambac Assurance is unable to predict when and how the issues raised in its cases will be resolved ultimately. If Ambac Assurance is unsuccessful with any of its challenges, its financial condition, including liquidity, loss reserves and capital resources, may suffer a material negative impact.
Summary
As a result of the developments described in this 10-K, the Commonwealth of Puerto Rico and certain of its instrumentalities will continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by variability in economic growth, tax revenues, essential services expense as well as federal funding of Commonwealth needs. In addition, our exposure to Puerto Rico is impacted by the significant damage to the Commonwealth that was inflicted by Hurricane Maria, which made landfall on September 20, 2017, as well as Hurricane Irma, which passed just north of the island on September 6, 2017. The longer term recovery of the economy of the Commonwealth and its essential infrastructure will likely be highly dependent on the amount, timing and effectiveness of Federal aid. There is historical precedent for meaningful Federal support following other natural disasters in the United States and its territories and, to date, some Federal aid measures have been approved and have already started to assist in the recovery. However, there can be no assurances as to the sufficiency or ultimate level of the aid and as to the effectiveness of the deployment of the aid in benefiting the long term recovery of economic activity in Puerto Rico. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith as well as the uncertainties emanating from the damage caused by hurricanes Maria and Irma, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially by a material amount, and may be subject to material volatility.
Given the numerous uncertainties existing with respect to the restructuring process and relevant litigations, no assurance can be given that ultimate debt service discounts will not be severe and cause Ambac to experience losses materially exceeding current reserves. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could further impair our exposures. In addition, there are possible final legal determinations, including failing to recognize or properly differentiate legal structures and protections applicable to such exposures, that could result in losses exceeding our current reserves by a material amount and our loss reserves would need to be increased. In particular, in a Title III process, should court-approved plans of adjustment for the Commonwealth, COFINA, PRHTA, or any other issuers of Ambac-insured debt that file for Title III protection imply further discounts to debt service than under the Commonwealth’s Revised FEGP, the Fiscal Plan Compliance Act be upheld, or Ambac receive unfavorable judgments in the litigations to which it is a party, Ambac’s financial condition could be materially adversely affected. It is also possible that economic or demographic outcomes may be worse than forecast under the Commonwealth’s revised FEGP or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise. Even a negotiated restructuring to which Ambac agrees as part of a Title VI or other process may involve material losses in excess of current reserves.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the year ended December 31, 2017, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $476.3 million, which was significantly impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition.

| Ambac Financial Group, Inc. 42 2017 FORM 10-K |

The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2017:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	BBB+	$1,642	2.6%
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	BIG	805	1.3%
Massachusetts Commonwealth - GO	AA	802	1.3%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	BBB	564	0.9%
Hickam Community Housing LLC	BBB	473	0.8%
Chicago, IL - GO	BBB-	439	0.7%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	BIG	438	0.7%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	BIG	433	0.7%
Bragg Communities, LLC	A-	430	0.7%
New Jersey Economic Development Authority - School Facilities Construction	BBB+	400	0.6%
Total		$6,426	10.2%

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. BIG denotes credits deemed below investment grade.

(2)	Net Par includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

U.S. Structured Finance Portfolio
Ambac’s portfolio of U.S. structured finance exposures is $13,816 million, representing 22% of Ambac’s net par outstanding as of December 31, 2017, and an 18% reduction from the amount outstanding at December 31, 2016. This reduction in exposure was primarily related to residential mortgage-backed policies, including commutations and other de-risking initiatives on certain residential mortgage-backed policies.
Insured exposures include securitizations of mortgage loans, home equity loans, student loans, leases, operating assets, collateralized debt obligations ("CDO"), collateralized loan obligations (“CLO”), and other asset-backed financings, in each case where the majority of the underlying collateral risk is situated in the United States. Included within the lease securitization sector are pooled aircraft and rail car transactions. Additionally, Ambac’s structured finance insured portfolio includes secured and unsecured debt issued by investor-owned utilities, structured insurance transactions and aircraft equipment trust certificates. See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2017.
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

| Ambac Financial Group, Inc. 43 2017 FORM 10-K |

The following table presents the top five servicers by net par outstanding at December 31, 2017, for U.S. structured finance exposures:

Servicer ($ in millions)	Bond Type	Net Par Outstanding	% of Total Net Par Outstanding
Specialized Loan Servicing, LLC	Mortgage-backed	$1,636	2.6%
Bank of America N.A.	Mortgage-backed	1,555	2.5%
Wells Fargo Bank	Mortgage-backed	997	1.6%
Pennsylvania Higher Education Assistance Agency	Student Loan	994	1.6%
Ocwen Loan Servicing, LLC	Mortgage-backed	971	1.5%
The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2017:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	1.4%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	558	0.9%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	Mortgage Backed Securities	BIG	547	0.9%
Timberlake Financial, LLC	Structured Insurance	BBB	520	0.8%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1	Mortgage Backed Securities	BIG	381	0.6%
Consolidated Edison Company of New York	Investor Owned Utility	A	347	0.6%
Option One Mortgage Loan Trust 2007-FXD1	Mortgage Backed Securities	BIG	289	0.5%
CenterPoint Energy Inc.	Investor Owned Utility	BBB+	276	0.4%
Niagara Mohawk Power Corporation	Investor Owned Utility	A	257	0.4%
Duke Energy Ohio, Inc.	Investor Owned Utility	BBB+	255	0.4%
Total			$4,330	6.9%

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. In cases where Ambac Assurance or Ambac UK has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice. BIG denotes credits deemed below investment grade.

(2)	Insurance policy issued by Ambac UK.
International Finance Insured Portfolio
Ambac’s portfolio of international finance insured exposures is $16,812 million, representing 27% of Ambac’s net par outstanding as of December 31, 2017 and a 3% reduction from the amount outstanding at December 31, 2016. This reduction in exposure was primarily the result of policy terminations within investor-owned utilities and asset-backed securities partially offset by the weakening of the US dollar. Ambac’s international finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, asset-securitizations, utility obligations and whole business securitizations (e.g., securitizations of substantially all of the operating assets of a corporation). Ambac has no insured exposure related to emerging markets. See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2017.

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
Ambac UK, which is regulated in the United Kingdom (“UK”), had been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the UK and the European Union with $15,881 million net par outstanding in those markets at December 31, 2017. The portfolio of insured exposures underwritten by Ambac UK is financially supported exclusively by the assets of Ambac UK and no capital support arrangements are in place with any other Ambac affiliate.
Other European Union Exposures (“EU”)
Ambac's international exposures are principally in the United Kingdom; however, we also have exposures with credit risk based in various other EU member states, including Austria, France, Germany, Italy and Spain.  Several of these countries have experienced significant economic, fiscal and/or political strains such that the likelihood of default on such obligations is higher than when the policies were underwritten. The Company’s exposures, net of reinsurance, to these countries are shown in the following table:

| Ambac Financial Group, Inc. 44 2017 FORM 10-K |

($ in millions)	Austria	France	Germany	Italy	Spain	Total
Sub-sovereign	$—	$29	$—	$817	$—	$846
Infrastructure / operating asset backed	770	300	—	60	—	1,130
Investor-owned utility	—	—	39	—	41	80
Total	$770	$329	$39	$877	$41	$2,056
Total below investment grade	$770	$—	$39	$—	$41	$850
Ambac does not guarantee any sovereign bonds of the above EU countries. However, the exposures classified as sub-sovereign may be impacted should there be adverse financial developments in the EU. Those exposures classified as infrastructure/operating asset backed are concession based where the underlying assets independently generate cash flow without operational reliance on the sovereign. Of the below investment grade exposures, the investor-owned utilities (wind farm and mini hydro-electric plant) are either undergoing restructuring processes designed to address their performance issues (in the case of mini hydro-electric plant) or have already been the subject of restructuring processes to mitigate performance issues (wind farm). The other below investment grade exposure is a road transaction, where performance has been poorer than anticipated due to lower than forecast traffic volumes, however, performance is improving. Below investment grade is defined as those exposures with a credit rating below BBB-.
Brexit:
In a non-binding referendum on the United Kingdom’s (“UK”) membership in the European Union (“EU”) in June 2016, a majority of those who voted approved the UK’s withdrawal from the EU. As a result of the referendum, in March 2017 the UK government gave the EU formal notification of its intent to leave with the expectation of a formal withdrawal two years later on March 29, 2019. Also, in March 2017 the UK began initial (or phase one) negotiations with the EU regarding the terms of its departure (“Brexit”). On December 8, 2017, the EU and UK jointly announced, as set out in the Joint Report and Commission Communication of 8 December (“Joint Report”), that “sufficient progress” in phase one of the separation negotiations between the parties had been made to permit Brexit negotiations to move on to a more detailed phase two beginning in January 2018.
If no transitional arrangements or new agreement are put into place, Brexit will mean that the activities in the EEA of UK passporting insurers will become unlawful on March 29, 2019. They will lose their legal authorization to serve clients who benefit from policies issued by a UK incorporated insurer under freedom of services passporting rights (and thereby maybe unable to legally collect premiums or pay claims) and if they have branches in EEA Member States they may be legally obliged to close them down and no longer be legally represented in those jurisdictions.
In addition to the direct impact on insurers cited above, general uncertainty and the perceptions as to the ultimate impact of Brexit may adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. The economic outlook could be further adversely affected by (i) the risk that one or more other EU countries could come under increasing pressure to leave the EU, (ii) the risk of a greater demand for independence by Scottish nationalists or for unification in Ireland and its impact on the United Kingdom, or (iii) the risk that the Euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the UK, the Eurozone, and/or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, the availability of credit, political systems or financial institutions and the financial and monetary system.

The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2017. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,475	2.4%
National Grid Electricity Transmission	UK-Utility	A-	1,135	1.8%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	928	1.5%
Capital Hospitals plc (2)	UK-Infrastructure	A-	922	1.5%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	817	1.3%
Anglian Water	UK-Utility	A-	793	1.3%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	770	1.2%
Telereal Securitisation plc	UK-Asset Securitizations	AA	766	1.2%
National Grid Gas	UK-Utility	A-	732	1.2%
RMPA Services plc	UK-Infrastructure	BBB+	621	1.0%
Total			$8,959	14.3%

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. In cases where Ambac Assurance or Ambac UK has insured multiple tranches of

| Ambac Financial Group, Inc. 45 2017 FORM 10-K |

an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice. BIG denotes credits deemed below investment grade.

(2)	A portion of this transaction is insured by an insurance policy issued by Ambac Assurance.

Additional Insured Portfolio Information
Average Life of Insured Portfolio
Ambac underwrote and priced financial guarantees based on the assumption that the guarantees would remain in force until the maturity of the underlying bonds. Ambac estimates that the average life of its guarantees on par in force at December 31, 2017 is approximately 10 years. The average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for non-contractual reductions, refundings or terminations of insured issues. RMBS policies incorporate assumptions on expected voluntary and involuntary prepayments over the remaining life of the insured obligation. The table below depicts amortization of existing guaranteed net par outstanding:

Net Par Outstanding Amortization (1) ($ in millions)	Estimated Net Amortization
2018	$5,352
2019	4,117
2020	4,074
2021	4,001
2022	3,742

2018-2022	$21,286
2023-2027	12,952
2028-2032	10,298
2033-2037	11,615
After 2037	6,565
Total	$62,716

(1)
Depicts amortization of existing guaranteed portfolio, assuming no advance refundings, as of December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay guaranteed obligations.

| Ambac Financial Group, Inc. 46 2017 FORM 10-K |

Geographic Area
The following table sets forth the geographic distribution of Ambac's existing guaranteed net par outstanding as of December 31, 2017:

Geographic Area ($ in millions)	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
Domestic:
Mortgage and asset-backed (1)	$7,710	12.3%
California	6,351	10.1%
New York	3,658	5.8%
New Jersey	3,237	5.2%
Colorado	2,537	4.0%
Florida	1,992	3.2%
Puerto Rico	1,968	3.1%
Texas	1,890	3.0%
Illinois	1,668	2.7%
Massachusetts	1,412	2.3%
Pennsylvania	1,316	2.1%
Other domestic	12,165	19.4%
Total Domestic	45,904	73.2%
International:
United Kingdom	13,554	21.6%
Italy	877	1.4%
Austria	770	1.2%
Australia	608	1.0%
France	329	0.5%
Internationally diversified (2)	368	0.6%
Other international	306	0.5%
Total International Finance	16,812	26.8%
Total	$62,716	100.0%

(1)
Mortgage and asset-backed obligations includes guarantees with multiple locations of risk within the United States and is primarily comprised of residential mortgage and commercial asset-backed securitizations.

(2)	Internationally diversified may include components of U.S. exposure.
Exposure Currency
The table below shows the distribution by currency of Ambac's existing guaranteed net par outstanding as of December 31, 2017:

Currency ($ in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars	Percentage of Net Par Amount Outstanding
U.S. Dollars		$46,640	$46,640	74.4%
British Pounds		£9,811	13,262	21.1%
Euros		€1,688	2,027	3.2%
Australian Dollars	A$	779	608	1.0%
New Zealand Dollars	NZ$	252	179	0.3%
Total			$62,716	100.0%

Ratings Distribution
The following tables provide a rating distribution of existing net par outstanding based upon internal Ambac credit ratings at December 31, 2017 and 2016 and a distribution by bond type of Ambac's below investment grade net par exposures at December 31, 2017 and 2016. Below investment grade is defined as those exposures with an internal credit rating below BBB-:

December 31,	2017	2016
Ambac Rating(1)
AAA	<1%	<1%
AA	10	13
A	37	39
BBB	31	27
BIG	22	21
Total	100%	100%

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

Summary of Below Investment Grade Exposure:

	Net Par Outstanding - December 31,
Bond Type ($ in millions)	2017	2016
Public Finance:
Lease and tax-backed (1)	$2,144	$2,145
General obligation (1)	491	681
Transportation	397	415
Housing (2)	317	125
Health care	24	29
Other	189	775
Total Public Finance	3,562	4,170
Structured Finance:
Residential mortgage-backed and home equity—first lien	3,947	5,163
Residential mortgage-backed and home equity—second lien	2,803	3,483
Student loans	922	991
Structured Insurance	900	900
Mortgage-backed and home equity—other	166	251
Other	9	304
Total Structured Finance	8,747	11,092
International Finance:
Other	1,200	1,562
Total International Finance	1,200	1,562
Total	$13,509	$16,824

(1)
Tax-backed includes $1,802 and $1,871 of Puerto Rico net par at December 31, 2017 and 2016, respectively. General obligation includes $166 and $187 of Puerto Rico net par at December 31, 2017 and 2016, respectively. Puerto Rico net par outstanding includes

| Ambac Financial Group, Inc. 47 2017 FORM 10-K |

capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Includes $317 and $125 of military housing net par at December 31, 2017 and 2016, respectively.
The decrease in below investment grade exposures is primarily due to (i) upgrades of several public finance transactions, primarily stadiums, in addition to runoff including commutations and claims paid by Ambac Assurance, partially offset by a military housing downgrade, (ii) reductions to residential mortgage-backed securities during the year as a result of prepayments by issuers, commutations and claims presented to Ambac Assurance, (iii) cancellation of certain asset backed bonds and (iv) the termination of an international CDO transaction. Despite the decrease in below investment grade net par, such exposure increased in relative proportion to the aggregate insured portfolio to 22% at December 31, 2017, compared to 21% at December 31, 2016. Based on our experience, below investment grade exposures typically run-off at a slower pace than investment grade exposures and therefore Ambac is subject to the risk that its insured portfolio will increasingly become concentrated in higher risk below investment grade exposures. This risk may result in greater volatility in our results from operations and have adverse effects on our financial condition.
U.S. residential mortgage-backed securities exposure
Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions that contain risks to first and second liens.

The following tables provide, by vintage and type current net par outstanding of Ambac’s U.S. RMBS book of business:

	December 31, 2017					December 31, 2016
Year of Issue ($ in millions)	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other(1)	Total	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other(1)	Total
1998-2001	$2	$300	$—	$126	$428	$5	$344	$1	$169	$519
2002	1	107	21	—	129	2	291	26	3	322
2003	3	151	119	—	273	6	411	154	80	651
2004	223	130	217	—	570	321	245	271	1	838
2005	305	493	872	32	1,702	402	572	1,028	38	2,040
2006	1,124	325	434	46	1,929	1,340	379	523	55	2,297
2007	1,149	289	694	104	2,236	1,415	311	868	122	2,716
Total	$2,807	$1,795	$2,357	$308	$7,267	$3,491	$2,553	$2,871	$468	$9,383
% of Total RMBS Portfolio	38.6%	24.7%	32.4%	4.3%	100.0%	37.2%	27.2%	30.6%	5.0%	100.0%
% of Related Par Outstanding rated below investment grade (2)	99.9%	92.7%	96.3%	57.7%	95.2%	99.8%	93.4%	96.2%	57.2%	94.8%

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

Auction Rate Securities (“ARS”) and Variable Rate Demand Obligations (“VRDO”):
Ambac insures variable rate obligations including ARS and VRDOs, both of which have rate resets and may have experienced liquidity and/or credit stress during the financial crisis.  While market conditions have improved and most of Ambac’s exposures have stabilized or been refinanced away, there are still some issuers paying higher rates, and in the case of some VRDOs, both higher rates and faster amortization than expected due to failed remarketings.  Many of Ambac’s ARS exposures are paying at failed auction rates that are relatively low in the current market and remain attractive to issuers.  The following table sets forth Ambac Assurance’s financial guarantee net par exposure outstanding, by bond type, relating to such variable rate exposures at December 31, 2017 and 2016:

($ in millions) December 31,	2017	2016
Investor-owned utilities	$1,549	$1,780
Healthcare	423	449
Student loans	316	361
Lease and tax-backed	262	305
Utility	251	293
Transportation	205	207
General Obligation	43	46
Other	251	274
Total	$3,300	$3,715
Reinsurance
Ceded Reinsurance:
Ambac Assurance has reinsurance in place pursuant to surplus share treaties and facultative agreements. As a primary financial guarantor, Ambac Assurance is required to honor its obligations to

| Ambac Financial Group, Inc. 48 2017 FORM 10-K |

its policyholders whether or not its reinsurers perform their obligations under these reinsurance agreements. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to $115.6 million from its reinsurers at December 31, 2017. As of December 31, 2017, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $4,424 million, with the largest reinsurer accounting for $3,668 million or 5.5% of gross par outstanding at December 31, 2017.

The following table shows the distribution, by bond type, of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2017:

Bond Type ($ in millions)	Ceded Par Amount Outstanding	% of Gross Par Ceded
Public Finance:
Housing revenue	$968	13%
General obligation	837	12%
Lease and tax-backed revenue	719	6%
Transportation revenue	221	10%
Higher education	131	7%
Utility revenue	86	4%
Health care revenue	46	5%
Other	104	12%
Total Public Finance	3,112	9%
Structured Finance:
Student loan	438	26%
Investor-owned utilities	414	11%
Mortgage-backed and home equity	87	1%
Asset-backed	42	9%
Other	192	12%
Total Structured Finance	1,173	8%
Total Domestic	4,285	9%
International Finance:
Investor-owned and public utilities	98	2%
Transportation	25	2%
Asset-backed	16	1%
Total International Finance	139	1%
Total	$4,424	7%
Assumed Reinsurance:
At December 31, 2017, assumed par outstanding was $219.1 million.

| Ambac Financial Group, Inc. 49 2017 FORM 10-K |

RESULTS OF OPERATIONS

($ in millions) Year Ended December 31,	2017	2016	2015
Revenues:
Net premiums earned	$175.3	$197.3	$312.6
Net investment income	361.0	313.4	266.3
Net other-than-temporary impairment losses	(20.2)	(21.8)	(25.7)
Net realized investment gains	5.4	39.3	53.5
Change in fair value of credit derivatives	16.4	20.1	41.7
Net gains (losses) on interest rate derivatives	59.6	(50.3)	(42.5)
Other income (expense)	(0.7)	17.4	7.2
Income (loss) on variable interest entities	19.7	(14.1)	31.6
Expenses:
Losses and loss expenses (benefit)	513.2	(11.5)	(768.7)
Insurance intangible amortization	150.9	174.6	169.6
Operating expenses	121.5	113.7	102.7
Interest expense	119.9	124.3	116.5
Goodwill impairment	—	—	514.5
Provision for income taxes	44.5	30.7	17.4
Less: Net income attributable to the noncontrolling interest	—	(0.5)	(0.7)
Net income (attributable to common shareholders)	$(328.7)	$74.8	$493.4
The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for 2017, 2016 and 2015 and its financial condition as of December 31, 2017 and 2016.
Net Premiums Earned. Net premiums earned primarily represent the amortization into income of insurance premiums. Net premiums earned for the year ended December 31, 2017, decreased by $22.0 million or 11.2% as compared to net premiums earned for the year ended December 31, 2016. Net premiums earned for the year ended December 31, 2016, decreased by $115.3 million or 36.9% as compared to net premiums earned for the year ended December 31, 2015.
We present accelerated premiums, which result from calls and other accelerations of insured obligations separate from normal net premiums earned. When an insured bond has been retired, any remaining unearned premium revenue ("UPR") is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Included within accelerated premiums, were negative accelerations of $0.4 million, $7.6 million, and $5.1 million, for the years ended December 31, 2017, 2016 and 2015, respectively.
Normal net premiums earned are impacted by the following:

•	The runoff of the insured portfolio occurring through transaction terminations, calls and scheduled maturities, which had a negative impact.

•	Changes in the collectability of certain Structured Finance premium receivables resulted in an increase in net premiums earned of $0.3 million, $0.8 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Changes in the collectability of a certain International Finance premium receivable resulted in a decrease in net premiums earned of $0.4 million for the year ended December 31, 2017.

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

Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below, including a breakdown of net premiums earned by market:

($ in millions) Year Ended December 31,	2017	2016	2015
Public finance	$62.4	$84.8	$97.1
Structured finance	21.7	27.7	34.2
International finance	26.7	32.4	43.9
Total normal premiums earned	$110.8	$144.9	$175.2
Public Finance	$46.7	$52.5	$97.3
Structured Finance	3.3	3.6	1.1
International Finance	14.5	(3.7)	39.0
Accelerated earnings	$64.5	$52.4	$137.4
Total net premiums earned	$175.3	$197.3	$312.6
Net Investment Income. Net investment income primarily consists of interest receipts and net discount accretion on fixed

| Ambac Financial Group, Inc. 50 2017 FORM 10-K |

income securities classified as available-for-sale, including $262.1 million, $195.4 million and $175.2 million in 2017, 2016 and 2015, respectively related to investments in Ambac-insured securities. Also, included in net investment income are net mark-to-market gains of $18.2 million, $27.7 million and $12.6 million in years ended 2017, 2016 and 2015, respectively, arising from pooled fund investments and certain other investments that are classified as trading securities with changes in market value recognized in earnings. Most trading securities are in the Ambac UK portfolio and consist of pooled fund investments in diversified asset classes including equities, hedge funds, loans, insurance-linked securities and property. Ambac Assurance has also invested in loan funds as part of its overall portfolio allocation strategy. In 2017, Ambac invested in debt instruments issued by Corolla Trust. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on the Corolla Trust.
Net investment income increased $47.5 million for the year ended December 31, 2017 compared to 2016 and $47.2 million for the year ended December 31, 2016 compared to 2015. The increase in income in 2017 is primarily due to greater allocation to higher-yielding Ambac-insured securities, partially offset by lower net gains on trading securities, Investment income on Ambac-insured securities increased $66.7 million in 2017 compared to 2016, including $40.9 million related to RMBS securities driven primarily by reprojected cash flows for the restructuring of deferred claims included in the Rehabilitation Exit Transactions completed in the first quarter of 2018. Income from Ambac-insured securities also reflects additional purchases of Puerto Rico bonds over the course of 2017 and additional purchases by Ambac UK of its insured bonds. Net income from trading securities declined in 2017 primarily due to catastrophe-driven losses on insurance-linked securities and lower returns on loans and equities, net of foreign exchange effects. The strengthening British pound sterling relative to the U.S. dollar in 2017 partially offset strong equity market gains in Ambac UK's pooled fund holdings. This compares to 2016 when the pound declined.
The increase net investment income in 2016 is attributable to growth in the size of the portfolio and higher average returns.The larger portfolio in 2016 primarily resulted from the receipt of $995 million in January 2016 in connection with a representation and warranty settlement with JP Morgan. Higher average portfolio returns in 2016 reflect higher allocations to Ambac insured RMBS, other securities guaranteed by Ambac Assurance or Ambac UK and pooled funds. Net investment income from pooled funds in 2016 increased $15.1 million from 2015, due primarily to new investments in high-yield loan funds which performed well during the year and stronger returns in equity markets and asset backed strategies, partially offset by lower gains from property and hedge funds.
Net investment income will be significantly impacted in future periods as a result of the Rehabilitation Exit Transactions as further described in Note 1. Background and Business Description and Note 17. Subsequent Events of the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. See also the Pro Forma Balance Sheet section included in Part II, Item 7 of this Form 10-K.
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
Ambac's other-than-temporary impairments for the years ended December 31, 2017, 2016 and 2015 related to credit losses on certain Ambac-wrapped securities stemming primarily from cash flow projections and to the company’s intent to sell certain securities that were in an unrealized loss position as of the impairment evaluation dates. During the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Ambac estimated the timing of such claim payment receipts, but the actual timing of such payments were at the sole discretion of the Rehabilitator. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements for more information on the Segregated Account and the Segregated Account Rehabilitation Proceedings.
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
Net Realized Investment Gains. The following table provides a breakdown of net realized gains, for the periods presented:

($ in millions)
Year Ended December 31,	2017	2016	2015
Net gains on securities sold or called	$10.1	$9.1	$47.7
Foreign exchange gains (losses)	(4.7)	30.2	5.8
Total net realized gains	$5.4	$39.3	$53.5
Net gains during the year ended December 31, 2017 included the impact of sales of securities to fund the February 12, 2018 Rehabilitation Exit Transactions as further described in Note 1. Background and Business Description of the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Net gains during the year ended December 31, 2016 included foreign exchange related gains of $22.7 million on short-term and trading securities held by Ambac UK and denominated in non-functional currencies (primarily US dollars and euros) and $8.3 million of realized currency gains related to available-for-sale securities that were sold by Ambac UK during the year. Net gains during year ended December 31, 2015 arose primarily from the sale of Ambac insured student loan securities in connection with a financial guarantee commutation transaction.

| Ambac Financial Group, Inc. 51 2017 FORM 10-K |

Change in Fair Value of Credit Derivatives. The gain from change in fair value of credit derivatives for the year ended December 31, 2017 was $16.4 million, as compared to the gains of $20.1 million and $41.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The gain for 2017 was mainly due to the reversal of unrealized losses from swap terminations, including the remaining adversely classified credit in the portfolio, in addition to reference obligation price improvements. The gain for 2016 reflects increased pricing levels and a stronger credit assessment on an adversely classified credit in the portfolio, partially offset by the impact of lower Ambac CVA discount rates. The gain for 2015 was primarily due to the reversal of unrealized losses on adversely classified student loan credit default swaps in connection with termination of the contracts in addition to the positive impacts of other portfolio runoff, currency exchange rates and higher Ambac CVA discount rates.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts including termination fees. Realized gains and other settlements were $1.6 million, $0.9 million and $2.8 million for 2017, 2016 and 2015, respectively. Included in realized gains and other settlements on credit derivatives were fees received in connection with transaction terminations of $1.0 million, $0.0 million and $1.3 million for the years 2017, 2016 and 2015, respectively. Excluding the impact of termination fees, the declines over time are due to continued runoff of the credit derivative portfolio.There were no loss or settlement payments in the periods presented. Unrealized gains (losses) on credit derivative contract reflect the impact of all other factors on the overall change in fair value of credit derivatives noted above.
See Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of December 31, 2017 and 2016:

($ in millions) December 31,	2017	2016
Mark-to-market liability of credit derivatives, excluding CVA	$0.7	$17.2
CVA on credit derivatives	(0.1)	(1.9)
Credit derivative liability at fair value	$0.6	$15.3
Net Gain (Loss) on Interest Rate Derivatives. The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. Results in Net gain (loss) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the net liability position of the portfolio, and the impact of the Ambac CVA and counterparty credit adjustments as discussed below.
Net gains for the year ended December 31, 2017 were $59.6 million, reflecting an improvement of $109.8 million as compared to the net losses of $50.3 million for the year ended December 31, 2016. The net gain for 2017 was primarily driven by the June 2017 commutation of interest rate swaps with a structured finance vehicle counterparty (the "Augusta swaps"). The net gains (losses) on these swaps were $42.2 million for the year ended December

31, 2017. Results for 2017 also included gains from rising interest rates and lower counterparty credit adjustments on certain uncollateralized derivative assets,
Net losses reported in interest rate derivatives for the year ended December 31, 2016 were $50.3 million, a deterioration of $7.7 million as compared to net losses of $42.5 million for the year ended December 31, 2015. The interest rate derivatives loss for 2016 was primarily driven by the impact lower credit spreads that reduced the Ambac CVA on derivative liabilities and the carrying cost of the portfolio. Despite substantial interest rate movements within 2016, the overall change in rates from the beginning to the end of the year did not have a significant impact on full year results. Results for 2015 reflect mark-to-market losses caused by declines in forward interest rates, net of the impact of the Ambac CVA as discussed below. Additionally, counterparty credit valuation adjustments on certain interest rate swap assets increased the overall mark-to-market losses for 2015.
The fair value of derivatives include valuation adjustments to reflect Ambac’s own credit risk and counterparty credit risk. Within the interest rate derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. For the periods presented, an Ambac CVA was applicable only to the Augusta swaps that were terminated in June 2017 as discussed above. Changes in the Ambac CVA on Augusta swaps is included in the 2017 net gains from Augusta swaps described above. Inclusion of the Ambac CVA in the valuation of interest rate derivatives contributed (losses) gains of $(33.8) million and $14.2 million in 2016 and 2015, respectively. Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gain (loss) on interest rate derivatives of $4.1 million, $2.5 million and $(17.6) million for 2017, 2016 and 2015, respectively.
The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative portfolio (excluding credit derivatives) as of December 31, 2017 and 2016:

($ in millions) December 31,	2017	2016
Interest rate derivatives mark-to-market liability, excluding CVA	$82.2	$348.8
CVA on interest rate derivatives portfolio	—	(44.9)
Interest rate derivatives portfolio liability at fair value	$82.2	$303.9
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $4.9 million for the year ended December 31, 2017, compared to gains of $4.8 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively. The gains for the years ended December 31, 2017 and 2016 included gains from the settlements of purchased surplus notes below their carrying values and gains from the settlements of certain residual obligations related to previously called surplus notes. The gains for the year ended December 31, 2015 included gains from the settlement of certain residual obligations related to previously called surplus notes, partially offset by losses from settlement of an investment agreement above its carrying value

| Ambac Financial Group, Inc. 52 2017 FORM 10-K |

and the accelerated recognition of the unamortized discount on surplus notes purchased during the year.
Other Income. The table below summarizes other income.

($ in millions) Year Ended December 31,	2017	2016	2015
Foreign exchange gain/(loss)	$(2.6)	$7.8	$(2.0)
Other	1.9	9.7	9.2
Total other income (loss)	$(0.7)	$17.4	$7.2
Foreign exchange gains/(losses) are unrelated to investments or loss reserves but include gains/(losses) relating to foreign currency changes on present value of premium receivables denominated in a subsidiary's non-functional currency, in addition to foreign exchange gains/(losses) on cash. Other includes various fees, primarily consent and waiver fees. In 2017, income from such fees is partially offset by charges in connection with the Rehabilitation Exit Transactions (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K). In addition to various fees for the year ended December 31, 2016 other includes insurance recoveries on a partially cancelled asset-backed transaction which is consolidated as a VIE, interest recoveries related to previously paid legal fees related to a disputed premium receivable partially offset by a loss mitigation payment on an international investor-owned utility transaction which is consolidated as a VIE.
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
Income (loss) on variable interest entities was $19.7 million, $(14.1) million and $31.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Income on variable interest entities for year ended December 31, 2017 is due primarily to a higher net asset value of a VIE related to an increase in projected financial guarantee insurance premiums. Income (loss) on variable interest entities for the years ended December31, 2016 and 2015 reflected an increase (decrease) in the fair value of net assets primarily due to the increase (decrease) in the CVA applied to certain VIE note liabilities that include significant projected financial guarantee claims. Other than those transactions involving significant projected financial guarantee claims, the fair value of VIE net assets increased producing net gains in 2016 and 2015. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on the accounting for VIEs.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Losses and loss expenses include interest on Deferred Amounts pursuant to the Segregated Account Rehabilitation Plan that were discharged on February 12, 2018.
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties described herein. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of $1.8 billion and $1.9 billion at December 31, 2017 and 2016, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information regarding the estimation process for representation and warranty subrogation recoveries.
Losses and loss expenses (benefit) for the year ended December 31, 2017, 2016 and 2015 were $513.2 million, $(11.5) million and $(768.7) million, respectively. The following table provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

($ in millions) Year Ended December 31,	2017	2016	2015
RMBS (1)	$(40.8)	$(298.9)	$(721.1)
Domestic Public Finance	476.3	169.0	141.8
Student Loans	25.1	(111.9)	(251.1)
Ambac UK	(128.3)	56.7	(94.5)
All other credits	3.0	2.8	(5.7)
Interest on Deferred Amounts	177.9	170.8	161.9
Totals (2)	$513.2	$(11.5)	$(768.7)

(1)
The loss and loss expense (benefit) associated with changes in estimated representation and warranties for the year ended December 31, 2017, 2016 and 2015 was $72.0, $(71.4), and $(303.6), respectively.

(2)	Includes loss expenses incurred of $81.6 million, $51.9 million and $32.8 million for the year ended December 31, 2017, 2016 and 2015, respectively.

| Ambac Financial Group, Inc. 53 2017 FORM 10-K |

Losses and loss expenses for 2017 were driven by the following:

•	Higher projected losses in domestic public finance largely driven by adverse development on Puerto Rico and the Military Housing sector;

•	Interest on deferred amounts; partially offset by;

•
Lower projected losses in the Ambac UK portfolio primarily due to the confidential settlement of litigation brought by Ambac UK in the name of Ballantyne against JPMIM and from activities executed by the Ballantyne trust that indirectly reduced future expected claims on the Ambac insured notes;

•
Foreign exchange gains of $28.9 million. A portion of Ambac UK's loss reserves are denominated in currencies other than its functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates);

•	A $49.7 million benefit due to reimbursements of claims paid with respect to two transactions that benefited from a mortgage insurance settlement.
Losses and loss expenses (benefit) for 2016 were driven by the following:

•
Lower projected losses in the RMBS portfolio due to improved deal performance, higher representation and warranty subrogation recoveries and a settlement of a non-representation and warranty dispute with regards to an Ambac insured RMBS transaction;

•
The positive impact of executed commutations and an improved outlook with regards to our risk remediation efforts on student loan policies primarily associated with student loan bonds acquired during 2016; partially offset by;

•	Higher projected losses in domestic public finance for the year ended December 31, 2016 largely driven by adverse development in Puerto Rico;

•	Interest on deferred amounts;

•	Increased projected losses in the Ambac UK portfolio for the year ended December 31, 2016 primarily due to foreign exchange losses of $77.6 million partially offset by lower interest rates.
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

transaction resulting from proactive remediation efforts and lower interest rates, partially offset by foreign exchange losses of $24.8 million; partially offset by;

•	Higher projected losses in domestic public finance for the year ended December 31, 2015 largely driven by adverse development in Puerto Rico;

•	Interest on deferred amounts.
The following table provides details of net claims recorded, net of reinsurance for the affected periods:

($ in millions) Year Ended December 31,	2017	2016	2015
Claims recorded (1)(2)(3)	$343.7	$391.9	$367.9
Subrogation received (4)	(244.0)	(1,355.4)	(308.4)
Net Claims Recorded	$99.7	$(963.5)	$59.5

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

(2)	Claims recorded includes claims paid (including commutation payments) of $310.8, $365.5, and $345.0 for the year ended December 31, 2017, 2016 and 2015, respectively.

(3)	Claims recorded includes claims paid on Puerto Rico policies of $142.5, $63.3 and $0 for the year ended December 31, 2017, 2016 and 2015, respectively.

(4)
Subrogation received for the year ended December 31, 2017 includes $49.7 ($49.8 gross of reinsurance) related to a reimbursement of claims due to a mortgage insurance settlement. Subrogation received for the year ended December 31, 2016 includes $992.8 ($995 gross of reinsurance) received from the settlement of representation and warranty related litigation with JP Morgan and $99.1 ($100.3 gross of reinsurance) related to the Countrywide Investor Settlement.

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides details of operating expenses for the periods presented:

($ in millions) Year Ended December 31,	2017	2016	2015
Gross operating expenses	$121.1	$112.1	$102.3
Reinsurance commissions, net	0.4	1.6	0.4
Total operating expenses	$121.5	$113.7	$102.7
Gross operating expenses for the year ended December 31, 2017 are $121.1 million, an increase of $9.0 million from gross operating expenses for the year ended December 31, 2016. The increase was primarily due to the following:

•
Higher non-compensation costs primarily due to (i) $21.7 million incremental legal, consulting and advisory costs related to the Rehabilitation Exit Transactions, (ii) $5.3 million incremental OCI legal and consulting costs primarily

| Ambac Financial Group, Inc. 54 2017 FORM 10-K |

in connection with the Rehabilitation Exit Transactions, and (iii) $4.1 million increase in state taxes primarily due to a $2.3 million reduction of accrued state income taxes in 2016 due to the final resolution of state insurance tax assessments. These increased costs were partially offset by (i) a reduction in litigation contingencies of $8.5 million and (ii) a reduction in costs associated with stockholder activism of $5.9 million in 2016.

•
Lower compensation costs related to salaries, post employment costs, including severance, partially offset by increased long term incentive compensation costs due to an improvement in performance factors. Although post-employment costs have decreased from 2016, the Company reduced headcount in 2017 resulting in severance charges. These charges are lower than prior year due to 2016 including severance costs related to the former CEO.

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

•
Higher non-compensation costs related to stockholder activism, the establishment of $10.0 million of litigation contingencies, higher audit fees, increased outside services and higher regulatory costs. The increase in non-compensation costs were partially offset by reductions in premises costs and premium taxes. Costs associated with stockholder activism amounted to $5.9 million and include legal, consulting and outside services fees.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retained operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. Legal and consulting services provided for the benefit of OCI amounted to $11.7 million, $6.4 million and $5.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in 2017 compared to 2016 is driven by higher advisor fees primarily related to the Rehabilitation Exit Transactions. The increase in 2016 compared to 2015 is driven by an increase in monthly consulting adviser fees and higher legal fees as a result of a change in legal advisers.
Subsequent to the Segregated Account's effective exit from rehabilitation, advisory services provided for the benefit of OCI will be reduced, although certain advisors will receive transaction or event based payments at the time of exit.
Interest Expense. Interest expense includes accrued interest on surplus notes issued by Ambac Assurance and the Segregated Account, secured borrowing notes outstanding, investment agreements and fees on unfunded lending commitments. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par.

The following table provides details by type of obligation for the periods presented:

($ in millions) Year Ended December 31,	2017	2016	2015
Surplus notes	$113.4	$118.5	$113.1
Investment agreements	0.2	0.6	0.9
Secured borrowing	3.9	5.2	2.5
Unfunded commitment fees	2.4	—	—
Total interest expense	$119.9	$124.3	$116.5
The decrease in interest expense for the year ended December 31, 2017, compared to 2016 primarily results from the impact of purchases of surplus notes during the first half of 2017 and reduced debt balances resulting from amortization of the secured borrowing notes outstanding. The decrease in interest expense was partially offset by the impact of applying the level yield method as the discount to the face value of the surplus note accretes over time. The year ended December 31, 2017 also includes commitment fees incurred for the Tier 2 Financing as part of the Rehabilitation Exit Transactions. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements for information relating to the Rehabilitation Exit Transactions and Tier 2 Financing.
The increase in interest expense on surplus notes for the year ended December 31, 2016, compared to 2015 primarily results from the impact of applying the level yield method as the discount to the face value of surplus notes accretes over time. The year ended December 31, 2016 also includes a full year of interest on the secured borrowing transaction of Ambac Assurance (issued in July 2015).
Surplus note principal and interest payments require the approval of OCI. Annually from 2011 through 2017, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. The interest of the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. In connection with the consummation of the Rehabilitation Exit Transactions, Ambac Assurance received the approval of the OCI to make a one-time current interest payment of $13.5 million on surplus notes outstanding after the Rehabilitation Exit Transactions (other than junior surplus notes) in 2018. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements for information relating to the Rehabilitation Exit Transactions
Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $345.3 million and $99.5 million, respectively, at December 31, 2017. Principal and interest payments on junior surplus notes, which became obligations of AAC on February 12, 2018, cannot be made until all Ambac Assurance surplus notes (other than other junior surplus notes) are paid in full and after all future and existing senior

| Ambac Financial Group, Inc. 55 2017 FORM 10-K |

indebtedness of AAC, policy and other priority claims against AAC have been paid in full.
Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2017, 2016 and 2015 was $44.5 million, $30.7 million, and $17.4 million, respectively. The income tax for all periods include a provision (benefit) for federal AMT taxes. The income tax for the year ended December 31, 2017 reflects an estimated net discrete cost of $1.9 million resulting from the TCJA, further described in Note 14. Income Taxes. The income tax for the year ended December 31, 2017 and 2016, includes a current income tax provision for income tax due in respect of Ambac UK of $40.6 million, and $26.2 million, respectively. Ambac UK fully utilized operating losses brought forward from prior periods in the first quarter of 2016, resulting in income tax being payable.
At December 31, 2017 the Company had $3.7 billion of U.S. Federal net ordinary operating loss carryforwards, including $1.4 billion at Ambac Financial Group and $2.3 billion at Ambac Assurance.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $96.3 million as of December 31, 2017 and expense sharing and other arrangements with Ambac Assurance. Ambac has an aggregated investment of $207.2 million in Ambac Assurance insured RMBS and surplus notes issued by Ambac Assurance and the Segregated Account. These securities issued or insured by Ambac Assurance and the Segregated Account are generally less liquid than investment grade and other traded investments. Ambac's investments also include $64.7 million of combined debt and equity interests in Corolla Trust (as defined in the Executive Summary section of this Management Discussion and Analysis).
Pursuant to the amended and restated tax sharing agreement among Ambac, Ambac Assurance and certain affiliates (the “Amended TSA"), Ambac Assurance is required, under certain circumstances, to make payments ("tolling payments") to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”). Ambac received $100.8 million of tolling payments based on NOLs used by Ambac Assurance through December 31, 2016, and Ambac has accrued an additional tolling payment of $30.5 million that is expected to be paid to Ambac no later than forty-five days after April 15, 2018. Additionally, under an inter-company cost allocation agreement, Ambac is reimbursed for certain operating costs and expenses.
It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore cash and investments, payments under the intercompany cost allocation agreement and future tolling payments, if any, will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in this Form 10-K for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac, and the making of investments including securities issued or insured by Ambac Assurance.
Contingencies could cause material liquidity strains.
The following table includes aggregated information about contractual obligations for Ambac and its subsidiaries, excluding variable interest entities consolidated as a result of Ambac Assurance’s financial guarantee contracts. These obligations include payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments under Ambac Assurance’s surplus notes, and payments due under operating leases. The table and commentary below reflect scheduled payments and maturities based on the original payment terms specified in the underlying agreements and contracts, or expected required payment dates if earlier.

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Surplus note obligations(1)	$4,054.2	$368.9	$831.8	$—	$2,853.5
Operating lease obligations(2)	29.3	6.8	7.5	3.2	11.8
Purchase obligations(3)	23.8	21.4	2.4	—	—
Postretirement benefits(4)	4.2	0.3	0.6	0.8	2.5
Loss and loss expenses(5)	8,025.6	4,196.2	386.7	207.8	3,234.9
Income taxes	—	—	—	—	—
Total	$12,137.1	$4,593.6	$1,229.0	$211.8	$6,102.7

(1)
Includes principal of and interest on surplus notes (excluding junior surplus notes) on their scheduled maturity date. Also includes all principal and interest on junior surplus notes on the date all future and existing senior indebtedness of Ambac Assurance, policy and other priority claims against Ambac Assurance have been paid in full (included in the more than 5 years column). All payments of principal and interest on surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the surplus notes, such interest will accrue and compound annually until paid. Annually from 2011 through 2017, OCI disapproved scheduled interest payments. Amounts in the table assume future approval by OCI for surplus notes (excluding junior surplus notes) for all principal and interest payments, including payment of previously deferred interest totaling $314.4 on the next scheduled payment date of June 7, 2018.

(2)
Amount represents future lease payments on lease agreements existing as of December 31, 2017. Ambac Assurance's lease with One State Street Plaza has a provision where Ambac Assurance can extend the lease of certain floors past the termination date of September 2019 to December 2029. The above table does not reflect payments on those certain floors after the related lease expiry date of September 2019.

| Ambac Financial Group, Inc. 56 2017 FORM 10-K |

(3)
Purchase obligations represent future expenditures for contractually scheduled fixed terms and amounts due for various technology-related maintenance agreements and other outside services. Includes $18.3 million of success fees to various advisors in connection with the Rehabilitation Exit Transactions.

(4)	Amount represents future payments relating to Ambac Assurance's postretirement medical reimbursement benefits for current retirees over the next 10 years.

(5)
The timing of expected claim payments is based on deal specific cash flows, excluding expected recoveries. These deal specific cash flows are based on the expected cash flows of the underlying transactions (e.g. for RMBS credits we model estimated future claim payments). The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to the Loss Reserves section in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method. Included in as an obligation due in less than 1 year, are obligations related to the Segregated Account's unpaid claims of $3,027.0 and interest accrued on Deferred Amounts of $839.7 as of December 31, 2017. These obligations of the Segregated Account were subject to the Rehabilitation Exit Transactions, which were executed on February 12, 2018. Refer to the Rehabilitation Exit Transactions section in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim, commutation and related expenses payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus note principal and interest payments, if approved by OCI, additional loans to affiliates and tax payments to Ambac, including tolling payments due under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance.
Ambac Assurance manages its liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times.
Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not permitted to be paid during the Segregated Account Rehabilitation Proceedings until approved by the Rehabilitator. The Segregated Account was obliged to make Interim Payments of 45% of each permitted policy claim to be paid on or after July 21, 2014 in accordance with the Segregated Account Rehabilitation Plan and associated rules and guidelines.
In addition, the Rehabilitator sought and received approval from the Rehabilitation Court to make Supplemental Payments (i.e., cash payments in excess of 45% of the permitted policy claim amount with respect to certain policies so that cash flow in the related securitization trusts that would have been available to reimburse Ambac Assurance had it paid claims in full under such policies is not diverted to uninsured holders who would not have received such cash flow if claims had been paid in full) and Special Policy Payments (i.e., claims payments in excess of the then applicable claims cash payment percentage, and/or payments of all or portions of unpaid permitted policy claims with settlement proceeds from RMBS remediation claims) with respect to certain insured securities. During the years ended December 31, 2017 and 2016, the Segregated Account made, in aggregate, Supplemental

Payments and Special Policy Payments in respect of permitted policy claims of $47.6 million and $84.3 million, respectively.
On February 12, 2018, Ambac and Ambac Assurance consummated the Rehabilitation Exit Transactions. The cash outflow from the Rehabilitation Exit Transactions was approximately $1.4 billion. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for details regarding the Rehabilitation Exit Transactions.
Ambac Assurance is limited in its ability to pay dividends to Ambac pursuant to the terms of the Settlement Agreement, the Stipulation and Order and its Auction Market Preferred Shares (“AMPS”).

•
Pursuant to the Settlement Agreement, Ambac Assurance may not make any “Restricted Payment” (which includes dividends from Ambac Assurance to Ambac) in excess of $5 million in the aggregate per annum, other than Restricted Payments from Ambac Assurance to Ambac in an amount up to $7.5 million per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of surplus notes (other than junior surplus notes) would also need to be redeemed at par.

•	The Stipulation and Order requires OCI approval for the payment of any dividend or distribution on the common stock of Ambac Assurance.
The terms of the AMPS state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this10-K for more information on dividend payment restrictions.

| Ambac Financial Group, Inc. 57 2017 FORM 10-K |

During the year ended December 31, 2017 and 2016, Ambac Assurance received total subrogation of $244.0 million and $1,355.4 million, respectively, net of reinsurance, primarily related to RMBS.

•	The year ended December 31, 2017 includes $49.7 million ($49.8 million gross of reinsurance) of subrogation recoveries related to a reimbursement of claims due to a mortgage insurance settlement.

•
The year ended December 31, 2016 includes the representation and warranty receipt from JP Morgan of $992.8 million ($995.0 million gross of reinsurance) and $99.1 million ($100.3 million gross of reinsurance) of subrogation recoveries related to the Countrywide Investor Settlement.

Our ability to realize representation and warranty subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the OCI which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts, our future available liquidity to pay claims would be reduced materially.
Ambac Financial Services ("AFS") Liquidity. AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Additionally, AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on the financial guarantee and investment portfolios. The principal uses of liquidity by AFS are payments on intercompany loans, payments under derivative contracts (primarily interest rate swaps and US Treasury futures), collateral posting and operating expenses. Liquidity risk exists in the derivative portfolios due to contract provisions which may require collateral posting, daily settlements or early termination of contracts. AFS borrows cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from OCI.
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

Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

($ in million) Year Ended December 31,	2017	2016	2015
Cash provided by (used in):
Operating activities	$(212.8)	$843.5	$91.8
Investing activities	928.8	(714.6)	(175.7)
Financing activities	(182.1)	(69.7)	46.9
Effect of foreign exchange on cash and cash equivalents	$(1.2)	$(3.9)	$(1.1)
Net cash flow	$532.7	$55.3	$(38.2)
Operating activities
The following represents the significant cash activities during the years ended December 31, 2017, 2016 and 2015 :

•	During the year ended December 31, 2017, Ambac made payments of $94.4 million to commute interest rate swaps with a special purpose entity, Augusta Funding Limited IV;

•
During the year ended December 31, 2017, Ambac made payments of $104.7 million to extinguish (on a consolidated basis) principal and interest of surplus notes of Ambac Assurance and the Segregated Account of Ambac Assurance and settled certain residual obligations related to previously called surplus notes ($69.5 million principal and $35.2 million interest). The interest amount reduces operating cash flows and the principal reduced financing cash flows; and

•
During the years ended December 31, 2017, 2016 and 2015, Ambac had net loss and loss expenses paid (recovered) of $134.3 million, $(939.6) million and $1.1 million, respectively. Included in the recoveries for the year ended December 31, 2017 were the subrogation recoveries related to a mortgage insurance settlement of $49.7 million ($49.8 million gross of reinsurance). Included in the recoveries for the year ended December 31, 2016 were the representation and warranty receipt from JP Morgan of $992.8 million and $99.1 million of subrogation recoveries related to the Countrywide Investor Settlement. Excluding subrogation receipts, loss and loss expenses paid, including commutation payments, were $378.3 million, $415.8 million, and $398.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Losses paid on Puerto Rico polices were $142.5 million, $63.3 million and $0.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

•	During the year ended December 31, 2017 and 2016 tax payments amounted to $40.3 million and $21 million, respectively.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim or commutation payments.

| Ambac Financial Group, Inc. 58 2017 FORM 10-K |

Financing Activities
Financing activities for the year ended December 31, 2017 included paydowns on a secured borrowing of $29.0 million, payments for investment agreements of $82.4 million, payments for extinguishment of surplus notes of $69.5 million; compared to repayments of secured borrowing of $29.5 million, payment for investment agreements of $18.0 million, payments for the extinguishment of surplus notes of $19.6 million and the acquisition of Ambac warrants of $2.7 million for the year ended December 31, 2016.
Financing activities for the year ended December 31, 2015 included proceeds of $129.9 million (net of repayments during the year ended December 31, 2015) received from a secured borrowing, partially offset by payments for investment agreements of $63.9 million, payments for extinguishment of surplus notes of $13.8 million and the acquisition of Ambac warrants of $5.0 million.
Principal and interest due on the debt issued in connection with the Rehabilitation Exit Transactions as well as future payments on the remaining surplus notes will impact Ambac's future cash flows.
Collateral
AFS provides interest rate swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $120.6 million (cash and securities collateral of $20.9 million and $99.7 million, respectively), including independent amounts, under these contracts at December 31, 2017.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding derivative contracts.
BALANCE SHEET
Total assets increased by approximately $557 million from December 31, 2016 to $23.2 billion at December 31, 2017, primarily due to higher variable interest entity assets as a result of lower credit spreads and strengthening of the British Pound Sterling receivable for securities, partially offset by (i) consideration paid for Ambac's extinguishment of all Segregated Account surplus notes and a portion of Ambac Assurance surplus notes (cash and investments); (ii) amortization of the insurance intangible asset during the period, (iii) payment of $94 million in connection with interest rate swap commutations, (iv) lower premium receivables, and (v) application of $71 million of collateral receivable included in other assets as of December 31, 2016 as a reduction to derivative liabilities under new rules by our central clearing party effective January 3, 2017 governing the character of variation margin. Under the new rules, variation margin payments are considered settlements of the associated derivative balance and accordingly were removed from other assets and recoded as a reduction to derivative liabilities. Refer to Note 11. Derivative Instruments in this Form 10-K located in Part II. Item 8 for further information on the rule change.
Total liabilities increased by approximately $889 million from December 31, 2016 to $21.5 billion as of December 31, 2017, primarily as a result of (i) higher variable interest entity liabilities as a result of lower credit spreads and strengthening of the British Pound Sterling, (ii) higher loss and loss expense reserves and (iii) higher deferred tax liabilities relating to Ambac's foreign subsidiaries as a result of the Tax Cuts and Jobs Act enacted in December 2017, partially offset by (i) the maturity of the last remaining investment agreement, (ii) reductions to derivative liabilities of $145 million related to terminated interest rate swaps and $71 million associated with the characterization of variation margin as noted above, (iv) reductions to long-term debt as a result of the extinguishment of surplus notes and (v) lower unearned premium revenue.
As of December 31, 2017 total stockholders’ equity was $1,645 million, compared with total stockholders’ equity of $1,978 million at December 31, 2016. This decrease was primarily driven by Total Comprehensive Loss during the period. Total Comprehensive Loss during 2017 was driven by a net loss during the period and unrealized losses on investment securities, partially offset by translation gains related to Ambac's foreign subsidiaries.
As further discussed in Note 1. Background and Business Description and Note 17. Subsequent Events of the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, on February 12, 2018, the Second Amended Plan of Rehabilitation became effective and the Rehabilitation Exit Transactions were consummated. The Rehabilitation Exit Transactions involved a series of transactions which provided holders of beneficial interests in Deferred Amounts (other than Ambac, but including Ambac Assurance) a total effective consideration package, in full satisfaction and discharge of each $1.00 of Deferred Amounts (including accretion), of (i) $0.40 in cash, (ii) $0.41 in principal amount of new Secured Notes and (iii) from certain holders of surplus notes, $0.125 currently outstanding surplus notes. Such consideration package thereby provided a discount of $0.065 (set first against accretion of Deferred Amounts). Ambac received $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts (including accretion) that it held, and provided a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims. Additionally, the Rehabilitation Exit Transactions also involved a series of interrelated transactions involving the exchange of certain surplus notes (collectively, the “Exchange Offers”), pursuant to which, for each $1.00 of principal amount outstanding and accrued and unpaid interest thereon, holders effectively (i)

| Ambac Financial Group, Inc. 59 2017 FORM 10-K |

received $0.40 in cash, (ii) received $0.41 in principal amount of Secured Notes, (iii) retained $0.125 in principal amount and accrued and unpaid interest thereon of surplus notes and (iv) provided a discount of $0.065 in principal amount and accrued and unpaid interest thereon. Ambac did not participate in the Exchange Offers. See below "Pro Forma Balance Sheet and Pro Forma Adjusted Book Value" in this Management Discussion and Analysis for a depiction of the transactions on the Consolidated Balance Sheet as if the Rehabilitation Exit Transactions were consummated on December 31, 2017. This transaction will have a significant impact on the comparability of Ambac's financial results between 2018 and prior years.
Investment Portfolio. Ambac Assurance’s and Everspan's non-VIE investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio of primarily fixed income investments while employing asset/liability management practices to satisfy operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the jurisdictions in which it is licensed, primarily the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, which in certain instances may be exceeded with the approval of the applicable regulatory authority, Ambac Assurance opportunistically purchases Ambac Assurance insured securities given their relative risk/reward characteristics. Ambac Assurance’s investment policies are subject to oversight by OCI pursuant to the Settlement Agreement and the Stipulation and Order. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy.
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
Refer to Note 10. Investments in this Form 10-K in this Form 10-K located in Part II. Item 8 for information about Ambac's consolidated non-VIE investment portfolio.

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at December 31, 2017 and 2016:

($ in millions) December 31,	2017	2016
Fixed income securities	$4,652.2	$5,554.2
Short-term	557.3	430.8
Other investments	431.6	450.3
Fixed income securities pledged as collateral	$99.7	$64.9
Total investments (1)	$5,740.8	$6,500.2

(1)
Includes investments denominated in non-US dollar currencies with a fair value of £209.8 ($283.6) and €40.9 ($49.1) as of December 31, 2017 and £167.8 ($206.7) and €23.5 ($24.7) as of December 31, 2016.

Ambac invests in various asset classes in its fixed income securities portfolio, including securities covered by guarantees issued by Ambac Assurance and other financial guarantors ("insured securities"). Refer to Note 10. Investments in this 10-K located in Part II. Item 8 for information about insured securities by guarantor and asset class. The following table represents the fair value of mortgage and asset-backed securities at December 31, 2017 and 2016 by classification:

($ in millions) December 31,	2017	2016
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$1,029.4	$1,044.3
RMBS—Second Lien	839.9	910.4
RMBS—First Lien—Sub Prime	382.0	396.9
Total residential mortgage-backed securities	2,251.3	2,351.6
Other asset-backed securities
Military Housing	243.4	236.6
Student Loans	152.1	151.4
Structured Insurance	137.6	118.8
Credit Cards	33.0	164.1
Auto	31.6	137.8
Other	0.2	20.1
Total other asset-backed securities	597.9	828.8
Total (1)	$2,849.2	$3,180.4

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK for both years presented. Refer to Note 10. Investments in this 10-K located in Part II. Item 8 for further details of Ambac-insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is C and CCC as of December 31, 2017, and CC and BB- as of December 31, 2016, respectively.
The following tables provide the ratings(1) distribution of the fixed income investment portfolio based on fair value at December 31, 2017 and 2016.

| Ambac Financial Group, Inc. 60 2017 FORM 10-K |

_______________________________________

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)
Below investment grade and not rated bonds insured by Ambac represent 64% and 45% of the 2017 and 2016 combined portfolio, respectively. The increase in the percentage of not rated and below investment grade holdings since December 31, 2016 is driven by additional purchases of Ambac insured bonds.

Premium Receivables. Ambac either received premium upfront at time of issuance of the insurance policy or in installments over the policy term. For installment premium transactions, a premium receivable asset is established equal to the (i) present value of future contractual premiums due or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction. Ambac's premium receivables decreased to $586 million at December 31, 2017 from $661 million at December 31, 2016. As further discussed in Note 7. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, including the termination premium of £12.6 million received in 2017, and adjustments for changes in expected and contractual cash flows, partially offset by the impact of currency exchange rates on non-US denominated future premiums and accretion of premium receivable discount.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. dollars
U.S. Dollars		$397.6	$397.6
British Pounds		£112.3	151.9
Euros		€30.0	36.0
Australian Dollars	A$	1.0	0.8
Total			$586.3
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. For the year ended December 31, 2017 and 2016, the insurance intangible amortization expense was $151 million and $175 million, respectively. As of December 31, 2017 and 2016, the gross carrying value of the insurance intangible asset was $1,581 million and $1,534 million, respectively. The increase in gross carrying value at

December 31, 2017 from December 31, 2016 is solely impacted by translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK). Accumulated amortization of the insurance intangible asset was $734 million and $572 million, as of December 31, 2017 and 2016, respectively, resulting in a net insurance intangible asset of $847 million and $962 million, respectively.
Derivative Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee and investment portfolio. Derivative liabilities decreased from $319 million at December 31, 2016 to $83 million as of December 31, 2017. The decrease results primarily from the commutation of certain interest rate swaps with a liability fair value of $145 million at December 31, 2016, continued runoff of the credit derivative portfolio and the characterization of variation payments on centrally cleared derivatives as settlements of the associated derivative balances resulting from central clearing party rule changes that were effective January 3, 2017. The amount of variation margin included within "Other assets" on the Consolidated Balance Sheet as of December 31, 2016 that was reclassified as a reduction to derivative liabilities under the new CCP rules effective January 3, 2017 was $71 million. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $0.1 million at December 31, 2017 and $46.9 million at December 31, 2016 to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of December 31, 2017 is a function of the lower gross value of the associated derivative liabilities relative to December 31, 2016, primarily driven by the above referenced interest rate swaps commutation.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for

| Ambac Financial Group, Inc. 61 2017 FORM 10-K |

insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expense reserves include the unpaid portion of interest accrued on Deferred Amounts established pursuant to the Segregated Account Rehabilitation Plan, which were discharged on February 12, 2018. The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of December 31, 2017 and 2016 were $4,114 million and $3,696 million, respectively. Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)
December 31, 2017:
Loss and loss expense reserves	$2,412	$668	$2,855	$(1,054)	$(136)	$4,745
Subrogation recoverable	615	172	102	(1,520)	—	(631)
Totals	$3,027	$840	$2,957	$(2,574)	$(136)	$4,114

December 31, 2016:
Loss and loss expense reserves	$2,411	$530	$2,681	$(1,098)	$(143)	$4,381
Subrogation recoverable	583	132	68	(1,468)	—	(685)
Totals	$2,994	$662	$2,749	$(2,566)	$(143)	$3,696

(1)	Includes the present value of future recoveries include R&W subrogation recoveries of $1,834 and $1,907 at December 31, 2017 and 2016, respectively.

(2)	Includes Euro denominated gross loss and loss expense reserves. US dollar equivalents of such reserves were $21 (€18) and $21 (€20) at December 31, 2017 and 2016, respectively.
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
The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at December 31, 2017 and 2016:

		Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)	Gross Par Outstanding (1)(2)	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries
December 31, 2017:
RMBS	$5,243	$3,014	$837	$888	$(2,120)	$(21)	$2,598
Domestic Public Finance	4,265	13	3	1,278	(403)	(75)	816
Student Loans	701	—	—	361	(40)	(13)	308
Ambac UK	941	—	—	315	(11)	(18)	286
All other credits	537	—	—	26	—	(9)	17
Loss expenses	—	—	—	89	—	—	89
Totals	$11,687	$3,027	$840	$2,957	$(2,574)	$(136)	$4,114

December 31, 2016:
RMBS	$6,756	$2,982	$660	$1,073	$(2,295)	$(26)	$2,394
Domestic Public Finance	4,410	12	2	822	(216)	(73)	547
Student Loans	728	—	—	337	(45)	(13)	279
Ambac UK (4)	939	—	—	416	(10)	(18)	388
All other credits	567	—	—	26	—	(13)	13
Loss expenses	—	—	—	75	—	—	75
Totals	$13,400	$2,994	$662	$2,749	$(2,566)	$(143)	$3,696

| Ambac Financial Group, Inc. 62 2017 FORM 10-K |

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $590 and $41, respectively, at December 31, 2017 and $607 and $31, respectively at December 31, 2016. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.

(3)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.

(4)
Present value of Expected Net Cash Flows is reduced by estimated recoveries from the Ambac UK v. J.P. Morgan Investment Management litigation, which was settled in 2017. Please refer to Note 7. Financial Guarantee Insurance Contracts of the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information relating to this settlement.

RMBS
Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions collateralized by first and second liens.
We established a representation and warranty subrogation recovery as further discussed in "Critical Accounting Policies and Estimates" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in addition to the Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts, respectively, of the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the OCI which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries.
The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before representation and warranty subrogation recoveries, and gross loss reserves net of representation and warranty subrogation recoveries for all RMBS exposures for which Ambac established reserves at December 31, 2017 and 2016:

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
December 31, 2017:
Second-lien	$1,065	$735	$—	$735
First-lien Mid-prime	1,849	1,997	—	1,997
First-lien Sub-prime	667	190	—	190
Other	137	144	—	144
Total Credits Without Subrogation	3,718	3,066	—	3,066
Second-lien	735	719	(1,272)	(553)
First-lien Mid-prime	59	104	(79)	25
First-lien Sub-prime	731	543	(483)	60
Total Credits With Subrogation	1,525	1,366	(1,834)	(468)
Total	$5,243	$4,432	$(1,834)	$2,598

December 31, 2016:
Second-lien	$1,169	$679	$—	$679
First-lien-Mid-prime	2,226	1,901	—	1,901
First-lien-Sub-prime	1,194	231	—	231
Other	201	138	—	138
Total Credits Without Subrogation	4,790	2,949	—	2,949
Second-lien	1,045	705	(1,333)	(628)
First-lien Mid-prime	72	97	(79)	18
First-lien Sub-prime	849	550	(495)	55
Total Credits With Subrogation	1,966	1,352	(1,907)	(555)
Total	$6,756	$4,301	$(1,907)	$2,394
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The increase in public finance gross loss reserves at December 31, 2017 as compared to December 31, 2016 was primarily related to adverse developments in Puerto Rico and military housing. Total public finance gross loss reserves and related

| Ambac Financial Group, Inc. 63 2017 FORM 10-K |

gross par outstanding on Ambac insured obligations by bond type were as follows:

($ in millions) Issuer Type December 31,	2017		2016
	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$2,201	$650	$2,114	$395
General obligation	1,053	60	1,422	78
Transportation revenue	495	64	516	62
Housing	449	31	179	9
Other	67	11	179	3
Total	$4,265	$816	$4,410	$547
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
AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance, Everspan and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. OCI has prescribed or permitted additional accounting practices for Ambac Assurance, Everspan and the Segregated Account which are described in Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. As a result of these prescribed and permitted practices, Ambac Assurance’s policyholder surplus at December 31, 2017 and 2016 was less than $104.1 million and higher by $17.3 million, respectively, than if Ambac Assurance and the Segregated Account had reported such amounts in accordance with NAIC SAP.
Under Wisconsin insurance law, the Segregated Account was a separate insurer from Ambac Assurance and accordingly was subject to all of the filing and statutory reporting requirements of Wisconsin domiciled insurers. The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus in Ambac Assurance’s statutory basis financial statements.

Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account and, to the extent allowable under a prescribed accounting practice by OCI, the Segregated Account. Pursuant to this prescribed practice, the results of the Segregated Account are not fully included in Ambac Assurance’s statutory financial statements if Ambac Assurance’s surplus is (or would be) less than $100.0 million (“Minimum Surplus Amount”). Ambac Assurance’s surplus as regards to policyholders exceeded the Minimum Surplus Amount.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $699.6 million and $1,155.8 million at December 31, 2017, respectively, as compared to $976.5 million and $1,368.3 million at December 31, 2016, respectively. The Segregated Account’s statutory policyholder surplus amount was $376.2 million and $381.3 million as of December 31, 2017 and 2016, respectively.
Following the effectiveness of the Second Amended Plan of Rehabilitation and in accordance with the Stipulation and Order, Ambac Assurance is exempt from all filing requirements of the OCI and National Association of Insurance Commissioners regarding the Segregated Account that become due in or after the calendar quarter immediately following the effective date of the Second Amended Plan of Rehabilitation (second quarter of 2018).
Ambac Assurance’s decrease in policyholder surplus was primarily due to decline in fair value of below investment grade bond investments and contributions to contingency reserves, partially offset by statutory net income. Statutory net income was primarily due to premium earnings and investment income, partially offset by loss and loss expenses incurred on Puerto Rico insured exposures.
The Segregated Account’s decrease in policyholder surplus was primarily due to a reduction in junior surplus notes as a result of rent payments made by Ambac Assurance during the year ended December 31, 2017.
Ambac Assurance’s statutory policyholder surplus includes $370.2 million of junior surplus notes issued by the Segregated Account, including $350.0 million that Ambac deposited into a statutory trust (as further discussed within Liquidity and Capital Resources in this Management's Discussion and Analysis). These junior surplus notes, as well as preferred stock issued by Ambac Assurance with a liquidation preference of $660.3 million, are obligations that have claims on the resources of Ambac Assurance

| Ambac Financial Group, Inc. 64 2017 FORM 10-K |

which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development, (ii) approval by OCI of interest payments on existing surplus notes, (iii) approval by OCI of principal or interest payments on existing junior surplus notes, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (ix) settlements or resolutions of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed SAP practices by the OCI.
As of December 31, 2017, total unpaid interest, which will require OCI approval for payment, for surplus notes outstanding to third parties and junior surplus notes was $314.4 million and $86.3 million, respectively at the scheduled interest payment date of June 7, 2017. Under SAP, these amounts will be recorded as a liability once approval for payment has been granted by OCI.
The significant differences between GAAP and SAP are that under SAP:

•
Loss reserves are only established for losses on guaranteed obligations that have defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (5.1% as prescribed by OCI). Loss reserves are established for non-defaulted policies on the date when a binding commutation contract is signed by the counterparty. Under GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 2.5%.

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

•
Fresh start financial statement reporting is not a concept within SAP. Under GAAP, Ambac determined that fresh start financial statement reporting was to be applied upon our emergence from Chapter 11. Fresh start financial reporting required Ambac to adjust the historical carrying of its assets and liabilities to fair value, including an insurance intangible asset which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. This

| Ambac Financial Group, Inc. 65 2017 FORM 10-K |

insurance intangible asset is amortized as an expense on a level yield basis over the life of the related insurance risks.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £266.3 million at December 31, 2017 as compared to £157.9 million at December 31, 2016. Ambac UK’s improvement in shareholders’ funds was primarily due to net income arising from the receipt of premiums, investment return in the period and reduction in loss provisions, including amounts associated with Ballantyne's litigation settlement in April 2017. At December 31, 2017, the carrying value of cash and investments was £459.8 million, a decrease from £460.4 million at December 31, 2016. The decrease in cash and investments is due to loss expenses, tax payments and unrealized foreign exchange losses on investments denominated in currencies other then Ambac UK's functional currency (British Pounds) in the period, partially offset by the continued receipt of premiums, investment coupons from Ambac UK's investment portfolio and increases in the value of investments in pooled funds.
The significant differences between U.S. GAAP and UK GAAP are that under UK GAAP:

•
Loss reserves are only established for losses on guaranteed obligations when, in the judgment of management, a monetary default in the timely payment of debt service is likely to occur, which would result in Ambac UK incurring a loss. A loss provision is established in an amount that is sufficient to cover the present value (currently using a discount rate of 4.42%) of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. The discount rate is equal to the lower of the rate of return on invested assets for either the current year or the period covering the current year plus the four previous years. Under U.S. GAAP, loss reserves are established (net of U.S. GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 1.6% for Ambac UK related transactions.

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

Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of capital resources, regulatory capital requirements and regulatory capital deficits under Solvency II at December 31, 2017 will be be published on Ambac's website.
Capital resources under Solvency II were a surplus of £55.1 million at December 31, 2017 an improvement from a deficit of £67.1 million at January 1, 2017. The capital resources at December 31, 2017 and January 1, 2017 are in comparison to regulatory capital requirements of £343.6 million and £334.9 million, respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £288.5 million and £402.0 million at December 31, 2017 and January 1, 2017, respectively. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

| Ambac Financial Group, Inc. 66 2017 FORM 10-K |

Ambac has a significant U.S. tax net operating loss (“NOL”) that is offset by a full valuation allowance in the GAAP consolidated financial statements. As a result of this and other considerations, we utilized a 0% effective tax rate for non-GAAP adjustments; which is subject to change.
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

•
Insurance intangible amortization and impairment of goodwill: Elimination of the amortization of the financial guarantee insurance intangible asset and impairment of goodwill that arose as a result of the implementation of Fresh Start reporting. These adjustments ensure that all financial guarantee contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC.

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

•
Fair value (gain) loss on interest rate derivative from Ambac CVA: Elimination of the gains (losses) relating to Ambac’s CVA on interest rate derivative contracts. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain or loss when realized.

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a total dollar amount and per diluted share basis, for all periods presented:

	2017		2016		2015
($ in millions, except per share data) Year Ended December 31,	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common shareholders	$(328.7)	$(7.25)	$74.8	$1.64	$493.4	$10.72
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(10.9)	(0.24)	(7.5)	(0.16)	(36.7)	(0.80)
Insurance intangible amortization	150.9	3.33	174.6	3.82	169.6	3.69
Impairment of goodwill	—	—	—	—	514.5	11.18
Foreign exchange (gains) losses (1)	(21.3)	(0.47)	39.1	0.86	27.4	0.60
Fair value (gain) loss on interest rate derivatives from Ambac CVA	44.9	0.99	33.8	0.73	(14.2)	(0.31)
Adjusted Earnings (Loss)	$(165.1)	$(3.64)	$314.8	$6.89	$1,154.0	$25.08

Net income (loss) effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. Included within Net income (loss) attributable to common stockholders of these consolidated VIEs was $19.7 million, $(14.1) million, and $31.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services - Insurance Topic of the ASC, the impact would have been $50.3 million, $147.6 million and $42.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The net impact of these different accounting bases on Net income attributable to common stockholders (including per share amounts) was $30.7 million ($0.68 per share), $161.7 million ($3.54 per diluted share), $11.1 million and ($0.24 per diluted share), for the years ended December 31, 2017, 2016 and 2015, respectively. This is supplemental information only and is not a component of Adjusted Earnings.
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

| Ambac Financial Group, Inc. 67 2017 FORM 10-K |

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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	2017		2016
($ in millions, except per share data) December 31,	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,381.1	$30.52	$1,713.9	$37.94
Adjustments:
Non-credit impairment fair value losses on credit derivatives	0.6	0.01	11.4	0.25
Insurance intangible asset	(847.0)	(18.71)	(962.1)	(21.30)
Ambac CVA on interest rate derivative liabilities	—	—	(44.9)	(0.99)
Net unearned premiums and fees in excess of expected losses	597.3	13.20	732.2	16.21
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(30.8)	(0.68)	(118.9)	(2.63)
Adjusted Book Value	$1,101.3	$24.34	$1,331.7	$29.48
Stockholders' equity effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. The impact on Total Ambac Financial Group, Inc. stockholders' equity of these consolidated VIEs was $134.1 million and $132.4 million at December 31, 2017 and 2016, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services Insurance Topic of the ASC, the impact on AFG stockholders' equity would have been $178.7 million and $139.2 million at December 31, 2017 and 2016, respectively. The net change of these different accounting bases (including per share amounts) was $44.6 million ($0.99 per share) and $6.7 million ($0.15 per share), at December 31, 2017 and 2016, respectively. This is supplemental information only and is not a component of Adjusted Book Value.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value decrease from December 31, 2016 to December 31, 2017 was primarily driven by Adjusted earnings.

| Ambac Financial Group, Inc. 68 2017 FORM 10-K |

PRO FORMA BALANCE SHEET AND PRO FORMA ADJUSTED BOOK VALUE
The following unaudited pro forma consolidated balance sheet of Ambac as of December 31, 2017, is based on the historical consolidated financial statements of Ambac giving effect to the Rehabilitation Exit Transactions as further described in Note 1. Background and Business Description and Note 17. Subsequent Events of the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The unaudited pro forma consolidated balance sheet of Ambac includes unaudited pro forma adjustments that are driven by assumptions and factually supportable information directly attributable to the Rehabilitation Exit Transactions and the Tier 2 Notes Issuance as if they occurred on December 31, 2017 rather than February 12, 2018.
AMBAC FINANCIAL GROUP, INC.
PRO FORMA CONDENSED CONSOLIDATED GAAP BALANCE SHEET
(Unaudited)

(dollars in millions)	December 31, 2017	Adjustments		Pro forma December 31, 2017
Assets:
Total non-variable interest entity investments, cash and cash equivalents	$6,364	$(1,786)	(1)	$4,578
Subrogation recoverable	631	1,312	(2)	1,943
Other assets	1,696	(9)	(3)	1,687
Total VIE assets	14,501	—		14,501
Total assets	$23,192	$(483)		$22,710
Liabilities and Stockholders' Equity:
Liabilities:
Loss and loss expense reserve	$4,745	$(2,555)	(2)	$2,190
Long-term debt	992	1,952	(4)	2,944
Accrued interest payable	437	(224)	(4)	213
Other liabilities	1,007	—		1,007
Total VIE liabilities	14,366	—		14,366
Total liabilities	21,547	(827)		20,720
Stockholders' equity	1,645	344	(2)(5)(6)	1,989
Total liabilities and stockholders' equity	$23,192	$(483)		$22,710

(1)	The net cash and investment outflows reflects the distributions under the Rehabilitation Exit Transactions as follows:

(dollars in millions)
Cash payment to third parties for settlement of Deferred Amounts and Surplus Notes	$(1,347)
Cash payment for unpaid claims presented after record date	(30)
Cash payment for one-time current interest payment on remaining surplus notes	(11)
Cash payment for remaining debt issuance costs	(8)
Receipt of Tier 2 proceeds	240
Receipt of Secured Notes issued by Ambac LSNI	764
Reduction in value of Ambac-insured RMBS securities held in the investment portfolio	(1,394)
$(1,786)

(2)
The transactions pursuant to the Second Amended Plan of Rehabilitation where Ambac is settling its unpaid claims at a discount is being accounted for as an extinguishment, where the discount of approximately $287 is reflected in the pro forma consolidated balance sheet as an increase to Retained Earnings. As a result of the settlement, future net cash flows on certain policies will become an asset and are reclassified to Subrogation recoverable.

(3)
Reflects the reclass of previously capitalized costs directly associated with the issuance of the Ambac Notes or Tier 2 Notes to Long-term debt that will be amortized as part of the effective yield calculation.

(4)
The discount received in the other Rehabilitation Exit Transactions are being accounted for as a debt modification since the creditors before and after the discount remain the same and the change in the terms is not considered substantial. A substantial change is considered to be a change in cash flows of equal to or greater than 10% as a result of the modification of terms. As the change in cash flows is less than 10%, debt modification accounting is appropriate. Under debt modification accounting, no gain or loss is recorded, and a new effective interest rate is established based on the Ambac Note cash flows. Additionally, any consideration paid that is directly related to the issuance of the Ambac Note is capitalized and amortized as part of the effective yield calculation. The net long-term debt increase reflects the impact of the Rehabilitation Exit Transactions as follows:

| Ambac Financial Group, Inc. 69 2017 FORM 10-K |

(dollars in millions)	Long-term Debt	Accrued Interest Payable
Tier 2 Notes issuance	$240	$—
Ambac Note issuance	2,145	—
Cash payment for on-time current interest payment on remaining surplus notes	—	(11)
Deferred loss on Rehabilitation Exit Transactions and debt issuance costs	(20)	—
Reduction in carrying value of Surplus Notes	(413)	(213)
	$1,952	$(224)

(5)
As a result of the Rehabilitation Exit Transactions, Ambac will receive settlement of its ownership in Deferred Amounts and would realize a gain of $57 over the carrying value of the associated Ambac-insured RMBS as of December 31, 2017.

(6)	This pro forma information does not incorporate any assumptions regarding taxes.

PROFORMA ADJUSTED BOOK VALUE
The following table reconciles total Ambac Financial Group, Inc. stockholders' equity to the non-GAAP measure Adjusted Book Value.

			Pro Forma
	Reported		Post Restructuring (1)
	December 31, 2017		December 31, 2017		Change
($ in millions, except per share data)	$ Amount	Per Share	$ Amount	Per Share	$ Amount	Per Share
Total AFGI Shareholders' Equity	$1,381.1	$30.52	$1,725.2	38.08	$344.0	$7.56
Adjustments:
Non-credit impairment unrealized fair value losses on credit derivatives	0.6	0.01	0.6	0.01	—	—
Insurance intangible asset	(847.0)	(18.71)	(847.0)	(18.71)	—	—
Net unearned premiums and fees in excess of expected losses	597.3	13.20	597.3	13.20	—	—
Net unrealized investment (gains) losses in AOCI	(30.8)	(0.68)	(30.8)	(0.68)	—	—
Adjusted book value	$1,101.3	$24.34	$1,445.3	$31.90	$344.0	$7.56
Shares Outstanding (in millions)		45.3		45.3

(1)	Pro forma amounts are estimates, subject to revisions and are not reflective of actual or future operating results.
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
The interest rate derivatives portfolio is managed as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). As a result of the commutation of certain financial guarantee customer swaps in June 2017, the macro-hedge encompasses the entire interest rate derivatives portfolio as of

| Ambac Financial Group, Inc. 70 2017 FORM 10-K |

December 31, 2017. The interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.8 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at December 31, 2017.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note

9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2017:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$181	121	60	—	(61)	(123)
Estimated net fair value	$871	811	750	690	629	567

(1)	Incorporates an interest rate floor of 0%
Due to the low interest rate environment as of December 31, 2017, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The following table summarizes the estimated change in fair values on Ambac’s net derivative liabilities assuming immediate parallel shifts in reference obligation credit spreads related to written credit derivatives and counterparty credit spreads related to uncollateralized interest rate derivatives at December 31, 2017. It is more likely that actual changes in credit spreads will vary by obligor:

	Change in Obligor Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(23)	(5)	—	4	7
Estimated fair value	$(33)	(15)	(10)	(6)	(3)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in less than $0.1 million reduction to the credit derivatives liability as of December 31, 2017. At December 31, 2017 the credit valuation adjustment resulted in a 9.6% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on measurement of the credit valuation adjustment.
The fair value of interest rate derivatives may also be affected by changes to the credit valuation adjustment attributable to the risk of Ambac non-performance. Generally, the need for an Ambac credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. As a result of the commutation of certain derivatives in June 2017, there are no significant uncollateralized interest rate derivative liabilities as of

December 31, 2017. Therefore, Ambac’s credit valuation adjustment included in the fair value of interest rate derivatives was $0.0 million as of December 31, 2017.
As a result of declines in uncollateralized interest rate and credit default swap liabilities during 2017, changes in Ambac credit spreads as much as 250 basis points would result in less than a $1 million impact to the fair value of derivatives at December 31, 2017.
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings other than Ambac guaranteed securities at December 31, 2017. It is more likely that actual changes in credit spreads will vary by security:

| Ambac Financial Group, Inc. 71 2017 FORM 10-K |

	Change in Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(149)	(30)	—	31	84
Estimated fair value	$2,596	2,715	2,745	2,776	2,829
Foreign Currency Risk:
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets of Ambac UK and credit derivative contracts. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in spot foreign exchange rates to U.S. dollars as of December 31, 2017.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(67)	$(34)	$34	$67

| Ambac Financial Group, Inc. 72 2017 FORM 10-K |

Item 8.     Financial Statements and Supplementary Data

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

| Ambac Financial Group, Inc. 73 2017 FORM 10-K |

Report of Independent Registered Public Accounting Firm
The the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Ambac Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
New York, New York
February 28, 2018

| Ambac Financial Group, Inc. 74 2017 FORM 10-K |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 1985.
New York, New York
February 28, 2018

| Ambac Financial Group, Inc. 75 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in thousands, except share data) December 31,	2017	2016
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $4,614,623 and $5,435,385)	$4,652,172	$5,554,215
Fixed income securities pledged as collateral, at fair value (amortized cost of $99,719 and $64,833)	99,719	64,905
Short-term investments, at fair value (amortized cost of $557,476 and $430,827)	557,270	430,788
Other investments (includes $396,689 and $420,304 at fair value)	431,630	450,307
Total investments	5,740,791	6,500,215
Cash and cash equivalents	623,703	91,025
Receivable for securities	11,177	2,090
Investment income due and accrued	16,532	26,023
Premium receivables	586,312	661,337
Reinsurance recoverable on paid and unpaid losses	40,997	30,418
Deferred ceded premium	52,195	69,624
Subrogation recoverable	631,213	684,731
Loans	10,358	4,160
Derivative assets	73,199	77,742
Current taxes	11,803	—
Insurance intangible asset	846,973	962,080
Other assets	46,614	158,423
Variable interest entity assets:
Fixed income securities, at fair value	2,914,145	2,622,566
Restricted cash	978	4,873
Loans, at fair value	11,529,384	10,658,963
Derivative assets	54,877	80,407
Other assets	1,123	1,025
Total assets	$23,192,374	$22,635,702
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$783,155	$967,258
Loss and loss expense reserves	4,745,015	4,380,769
Ceded premiums payable	37,876	42,529
Obligations under investment agreements	—	82,358
Deferred taxes	33,659	1,720
Current taxes	—	14,280
Long-term debt	991,696	1,114,405
Accrued interest payable	436,984	421,975
Derivative liabilities	82,782	319,286
Other liabilities	67,583	76,589
Payable for securities purchased	1,932	1,084
Variable interest entity liabilities:
Accrued interest payable	589	859
Long-term debt, at fair value	12,160,544	11,155,936
Derivative liabilities	2,205,264	2,078,601
Other liabilities	37	29
Total liabilities	21,547,116	20,657,678
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,275,982 and 45,194,954	453	452
Additional paid-in capital	199,560	195,267
Accumulated other comprehensive income (loss)	(52,239)	(38,990)
Retained earnings	1,233,845	1,557,681
Treasury stock, shares at cost: 24,816 and 22,458	(471)	(496)
Total Ambac Financial Group, Inc. stockholders’ equity	1,381,148	1,713,914
Noncontrolling interest	264,110	264,110
Total stockholders’ equity	1,645,258	1,978,024
Total liabilities and stockholders’ equity	$23,192,374	$22,635,702
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 76 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss)

(Dollars in thousands, except share data) Year Ended December 31,	2017	2016	2015
Revenues:
Net premiums earned	$175,277	$197,287	$312,595
Net investment income:
Securities available-for-sale and short-term	337,774	281,049	249,337
Other investments	23,179	32,318	16,952
Total net investment income	360,953	313,367	266,289
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(54,625)	(89,700)	(66,692)
Portion of other-than-temporary impairment recognized in other comprehensive income	34,454	67,881	41,033
Net other-than-temporary impairment losses recognized in earnings	(20,171)	(21,819)	(25,659)
Net realized investment gains (losses)	5,366	39,284	53,476
Change in fair value of credit derivatives:
Realized gains and other settlements	1,589	912	2,785
Unrealized gains (losses)	14,783	19,194	38,916
Net change in fair value of credit derivatives	16,372	20,106	41,701
Net gains (losses) on interest rate derivatives	59,565	(50,273)	(42,544)
Net realized gains (losses) on extinguishment of debt	4,920	4,845	81
Other income (expense)	(706)	17,445	7,150
Income (loss) on variable interest entities	19,670	(14,093)	31,569
Total revenues	621,246	506,149	644,658
Expenses:
Losses and loss expenses (benefit)	513,186	(11,489)	(768,707)
Insurance intangible amortization	150,854	174,608	169,557
Operating expenses	121,516	113,660	102,702
Interest expense	119,941	124,344	116,537
Goodwill impairment	—	—	514,511
Total expenses	905,497	401,123	134,600
Pre-tax income (loss)	(284,251)	105,026	510,058
Provision for income taxes	44,464	30,709	17,364
Net income (loss)	(328,715)	74,317	492,694
Less: net gain (loss) attributable to noncontrolling interest	—	(526)	(709)
Net income (loss) attributable to common shareholders	$(328,715)	$74,843	$493,403
Other comprehensive income (loss), after tax:
Net income (loss)	$(328,715)	$74,317	$492,694
Unrealized gains (losses) on securities, net of deferred income taxes of $0	(81,520)	67,900	(159,730)
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	73,586	(122,128)	(45,025)
Changes to postretirement benefit, net of tax of $0	1,273	23	(687)
Total other comprehensive income (loss), net of tax	(6,661)	(54,205)	(205,442)
Total comprehensive income (loss)	(335,376)	20,112	287,252
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net gain (loss)	—	(526)	(709)
Currency translation adjustments	—	—	(374)
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$(335,376)	$20,638	$288,335
Net income (loss) attributable to Ambac Financial Group, Inc. common shareholders
Basic	$(7.25)	$1.66	$10.92
Diluted	$(7.25)	$1.64	$10.72
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 77 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2017	$1,978,024	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)	$264,110
Total comprehensive income	(335,376)	(328,715)	(6,661)	—	—	—	—	—
Adjustment to initially apply ASU 2018-02	—	6,588	(6,588)	—	—	—	—	—
Adjustment to initially apply ASU 2016-09	(137)	(137)	—	—	—	—	—	—
Stock-based compensation	4,293	—	—	—	—	4,293	—	—
Cost of shares (acquired) issued under equity plan	(1,547)	(1,572)	—	—	—	—	25	—
Cost of warrants acquired	—	—	—	—	—	—	—	—
Issuance of common stock	1	—	—	—	1	—	—	—
Balance at December 31, 2017	$1,645,258	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)	$264,110

Balance at January 1, 2016	$1,958,346	$1,478,439	$15,215	$—	$450	$190,813	$(118)	$273,547
Total comprehensive income	20,112	74,843	(54,205)	—	—	—	—	(526)
Adjustment to initially apply ASU 2014-13	—	6,442	—	—	—	—	—	(6,442)
Stock-based compensation	5,253	—	—	—	—	5,253	—	—
Cost of shares (acquired) issued under equity plan	(505)	(127)	—	—	—	—	(378)	—
Cost of warrants acquired	(2,717)	(1,916)	—	—	—	(801)	—	—
Issuance of common stock	2	—	—	—	2	—	—	—
Deconsolidation of a variable interest entity	(2,469)	—	—	—	—	—	—	(2,469)
Warrants exercised	2	—	—	—	—	2	—	—
Balance at December 31, 2016	$1,978,024	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)	$264,110

Balance at January 1, 2015	$1,673,735	$989,290	$220,283	$—	$450	$189,138	$(56)	$274,630
Total comprehensive income	287,252	493,403	(205,068)	—	—	—	—	(1,083)
Stock-based compensation	3,105	—	—	—	—	3,105	—	—
Cost of shares (acquired) issued under equity plan	(374)	(312)	—	—	—	—	(62)	—
Cost of warrants acquired	(5,375)	(3,942)	—	—	—	(1,433)	—	—
Warrants exercised	3	—	—	—	—	3	—	—
Balance at December 31, 2015	$1,958,346	$1,478,439	$15,215	$—	$450	$190,813	$(118)	$273,547
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 78 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Dollars in thousands) Year Ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(328,715)	$74,843	$493,403
Noncontrolling interest in subsidiaries’ earnings	—	(526)	(709)
Net income (loss)	(328,715)	74,317	492,694
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	992	1,220	3,215
Impairment of goodwill	—	—	514,511
Amortization of bond premium and discount	(182,997)	(150,061)	(129,584)
Share-based compensation	4,293	5,253	3,104
Deferred income taxes	31,939	(485)	126
Current income taxes	(26,272)	9,727	134
Unearned premiums, net	(168,208)	(289,140)	(372,907)
Losses and loss expenses, net	399,982	853,978	(799,399)
Ceded premiums payable	(4,653)	(10,965)	(6,942)
Investment income due and accrued	9,425	(750)	(280)
Premium receivables	76,900	172,331	174,918
Accrued interest payable	49,969	66,439	51,397
Amortization of insurance intangible assets	150,854	174,608	169,557
Net mark-to-market (gains) losses	(14,783)	(19,194)	(38,916)
Net realized investment gains	(5,366)	(39,284)	(53,476)
Other-than-temporary impairment charges	20,171	21,819	25,659
(Gain) loss on extinguishment of debt	(4,920)	(4,845)	(81)
Variable interest entity activities	(19,670)	14,093	(31,569)
Derivative assets and liabilities	(223,247)	(7,625)	9,352
Other, net	21,538	(27,896)	80,296
Net cash provided by (used in) operating activities	(212,768)	843,540	91,809
Cash flows from investing activities:
Proceeds from sales of bonds	2,138,936	867,882	996,427
Proceeds from matured bonds	813,990	1,317,215	1,029,026
Purchases of bonds	(2,053,693)	(2,574,285)	(2,374,441)
Proceeds from sales of other invested assets	349,799	131,703	178,474
Purchases of other invested assets	(299,424)	(281,570)	(128,186)
Change in short-term investments	(126,891)	(206,002)	134,423
Loans, net	(6,198)	1,046	508
Change in cash collateral receivable	122,844	27,372	(6,833)
Other, net	(10,594)	1,996	(5,143)
Net cash provided by (used in) investing activities	928,769	(714,643)	(175,745)
Cash flows from financing activities:
Net proceeds received from a secured borrowing	—	—	143,430
Paydowns of a secured borrowing	(28,992)	(29,482)	(13,533)
Payments for investment agreement draws	(82,358)	(17,964)	(63,872)
Payments for extinguishment of long-term debt	(69,499)	(19,550)	(13,752)
Tax payments related to shares withheld for share-based compensation plans	(1,268)	—	—
Proceeds from warrant exercises	—	2	3
Cost of warrants acquired	—	(2,717)	(5,375)
Net cash used in financing activities	(182,117)	(69,711)	46,901
Effect of foreign exchange on cash and cash equivalents	(1,206)	(3,905)	(1,124)
Net cash flow	532,678	55,281	(38,159)
Cash and cash equivalents at beginning of period	91,025	35,744	73,903
Cash and cash equivalents end of period	$623,703	$91,025	$35,744
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 79 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
Background:
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company that was incorporated in the state of Delaware on April 29, 1991. On May 1, 2013 (the “Reorganization Effective Date”), Ambac emerged from Chapter 11 bankruptcy protection when the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the “Reorganization Plan”) became effective. On December 26, 2013, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order of final decree closing Ambac’s Chapter 11 case. Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the Bankruptcy Court on November 8, 2010 as a result of losses incurred since the beginning of the financial crisis in 2007.
As provided for in the Reorganization Plan, Ambac’s Amended and Restated Certificate of Incorporation and revised Bylaws became effective on the Reorganization Effective Date. Pursuant to the Amended and Restated Certificate of Incorporation of Ambac, Ambac is authorized to issue 150,000,000 shares of capital stock, consisting of 130,000,000 shares of common stock, par value $0.01 per share and 20,000,000 shares of preferred stock, par value $0.01 per share. Pursuant to the Reorganization Plan, Ambac distributed 45,000,000 shares of new common stock on May 1, 2013 and distributed warrants to holders of allowed general unsecured claims and subordinated debt securities, which as of the Reorganization Effective Date entitled such holders to acquire an additional 5,047,138 shares of new common stock of the Company at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. The new common stock and warrants are listed on NASDAQ and trade under the symbols “AMBC” and “AMBCW,” respectively. All such common stock and warrants were issued without registration under the Securities Act of 1933, as amended or state securities laws, in reliance on Section 1145 of the United States Bankruptcy Code. The common stock of the Company in existence prior to the Reorganization Effective Date was cancelled on the Reorganization Effective Date.
Ambac’s Amended and Restated Certificate of Incorporation limits voting and transfer rights of stockholders in significant ways. Article IV contains voting restrictions applicable to any person owning at least 10% of Ambac’s common stock so that such person (including any group consisting of such person and any other person with whom such person or any affiliate or associate of such person has any agreement, contract, arrangement or understanding with respect to acquiring, voting, holding or disposing of Ambac’s common stock) shall not be entitled to cast votes in excess of one vote less than 10% of the votes entitled to be cast by all common stock holders, except as otherwise approved by the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)).
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
As of the Reorganization Effective Date, the Company was generally discharged and released from all pre-Reorganization Effective Date debts, liabilities, claims, causes of action and interests in accordance with the provisions of the Reorganization Plan. Holders of claims and equity interests are also generally barred from commencing or continuing any action or proceeding relating to such claims, causes of action or interests. The Reorganization Plan also provides for broad exculpation and releases of the Company, Ambac Assurance, the Segregated Account (as defined below), OCI, the Rehabilitator, the board of directors and board committees of the Company and Ambac Assurance, all individual directors, officers and employees of the Company and Ambac Assurance, the Creditors’ Committee and the individual members thereof, and each of the respective representatives of such parties, for actions or omissions that occurred on or prior to the Reorganization Effective Date.

| Ambac Financial Group, Inc. 80 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Business Description:
Ambac’s provides financial guarantee insurance policies through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance” or "AAC") and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”), both of which have been in runoff since 2008. Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance's financial condition, by the rehabilitation of the Segregated Account (as defined below) and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the terms of its Auction Market Preferred Shares, and the terms of the Stipulation and Order (described below). It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
Ambac also provides other financial products through subsidiaries of Ambac Assurance. These products consist of interest rate swaps, funding conduits and investment agreements (until the first quarter of 2017) that were provided principally to clients that were also provided financial guarantee policies. These financial products have been in active runoff since 2007.
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
In February 2018, Ambac achieved one of its key strategic priorities, the exit from rehabilitation of the Segregated Account.  Having accomplished this milestone, Ambac will continue to pursue and prioritize its remaining key strategic priorities, namely:

•
Active runoff of Ambac Assurance and its subsidiaries through transaction terminations, policy commutations, settlements and restructurings, with a focus on our watch list credits and known and potential future adversely classified credits, that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;

•	Ongoing rationalization of Ambac's and its subsidiaries' capital and liability structures;

•	Loss recovery through active litigation management and exercise of contractual and legal rights;

•	Ongoing review of organizational effectiveness and efficiency of the operating platform; and

•	Evaluation of opportunities in certain business sectors that meet acceptable criteria that will generate long-term stockholder value with attractive risk-adjusted returns.
With respect to our new business strategy, we have identified certain business sectors adjacent to Ambac's core business in which future opportunities will be evaluated. The evaluation will be conducted through a measured and disciplined approach to identify opportunities that are synergistic to Ambac, match Ambac's core competencies, are rapidly scalable or available through mergers and acquisitions and that may allow for the utilization of Ambac's net operating loss carry-forwards.  Although we are exploring new business opportunities, no assurance can be given that we will be able to execute, or obtain the financial and other resources that may be required to finance, the acquisition or development of any new businesses or assets. Furthermore, the execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the rights of OCI under the Stipulation and Order, which requires OCI to approve certain actions taken by or in respect of Ambac Assurance. Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Decisions by OCI could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.
The Segregated Account
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and OCI commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions

| Ambac Financial Group, Inc. 81 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

of the Wisconsin Insurers Rehabilitation and Liquidation Act. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Net par exposure as of December 31, 2017 for policies allocated to the Segregated Account was $9,246,357. Policy obligations not allocated to the Segregated Account remained in the General Account of Ambac Assurance, and such policies in the General Account were not subject to and, therefore, were not directly impacted by the Segregated Account Rehabilitation Plan.
Rehabilitation Exit Transactions
On July 19, 2017, Ambac Assurance and Ambac entered into an agreement (as amended as of September 21, 2017, the “Rehabilitation Exit Support Agreement”) with holders or beneficial owners (the “Supporting Holders”) of surplus notes issued by Ambac Assurance and beneficial interests in Deferred Amounts (as defined in the Segregated Account Rehabilitation Plan) of the Segregated Account with respect to a transaction which, subject to the conditions precedent set forth in the Rehabilitation Exit Support Agreement, and if consummated, would generally involve (i) the exchange of certain surplus notes held by holders of surplus notes that elect to participate in a voluntary exchange transaction and (ii) the satisfaction and discharge of all Deferred Amounts, in each case for an effective consideration package comprised of cash and new Secured Notes (as defined below) and certain existing surplus notes and (iii) the exit from rehabilitation of the Segregated Account and the merger of the Segregated Account with and into Ambac Assurance (the “Rehabilitation Exit Transactions”).
On September 25, 2017 the Rehabilitator filed a motion in the Rehabilitation Court seeking entry of an order approving an amendment to the Segregated Account Rehabilitation Plan (the "Second Amended Plan of Rehabilitation"). Following the conclusion of a Confirmation Hearing on January 22, 2018, the Rehabilitation Court entered an order granting the Rehabilitator's motion and confirming the Second Amended Plan of Rehabilitation. On February 12, 2018 (the "Effective Date"), the Second Amended Plan of Rehabilitation became effective and the Rehabilitation Exit Transactions were consummated.
The Rehabilitation Exit Transactions involved a series of transactions which provided holders of beneficial interests in Deferred Amounts (other than Ambac, but including Ambac Assurance) a total effective consideration package, in full satisfaction and discharge of each $1.00 of Deferred Amounts (including accretion), of (i) $0.40 in cash, (ii) $0.41 in principal amount of new Secured Notes (as defined below) and (iii) from certain holders of surplus notes, $0.125 currently outstanding surplus notes. Such consideration package thereby provided a discount of $0.065 (applied first against accretion of Deferred Amounts). Ambac received $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts (including accretion) that it held, and provided a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims.
In accordance with the Rehabilitation Exit Support Agreement, the Rehabilitation Exit Transactions also involved a series of interrelated transactions involving the exchange of certain surplus notes (collectively, the “Exchange Offers”), pursuant to which, for each $1.00 of principal amount outstanding and accrued and unpaid interest thereon, holders effectively (i) received $0.40 in cash, (ii) received $0.41 in principal amount of Secured Notes, (iii) retained $0.125 in principal amount and accrued and unpaid interest thereon of surplus notes and (iv) provided a discount of $0.065 in principal amount and accrued and unpaid interest thereon. Ambac did not participate in the Exchange Offers. An aggregate of 99.6% of the surplus notes held by the Supporting Holders and parties other than Ambac and Ambac Assurance participated both in the Rehabilitation Exit Transactions and in the Exchange Offers.
As part of the Rehabilitation Exit Transactions, Ambac and Ambac Assurance received consents from holders of surplus notes to a waiver and amendment (the “BSA Waiver and Amendment”) of certain provisions of the Settlement Agreement. The BSA Waiver and Amendment included a waiver of compliance with any and all restrictions, limitations and other provisions set forth in Section 3.04 of the Settlement Agreement that could have directly or indirectly prohibited, restricted or limited in any manner the consummation or effectiveness of the Rehabilitation Exit Transactions regardless of whether such a waiver was actually required in order to consummate or effect such transactions. Among other provisions, the BSA Waiver and Amendment also includes amendments to the Settlement Agreement that eliminate the requirement for Ambac Assurance to have Unaffiliated Qualified Directors on its Board of Directors; eliminate the prohibition on new business; modify the restrictions on the incurrence of indebtedness and other material obligations; modify the restrictions on liens securing permitted indebtedness; modify restrictions applicable to junior surplus notes; and modify restrictions on mergers or similar transactions. After giving effect to the BSA Waiver and Amendment, the Settlement Agreement continues to limit certain activities of Ambac Assurance and its subsidiaries, such as issuing indebtedness; engaging in mergers and similar transactions; disposing of assets; making restricted payments; creating or permitting liens; engaging in transactions with affiliates; modifying or creating tax sharing agreements; and taking certain actions with respect to surplus notes (among other restrictions and limitations). The Settlement Agreement includes certain allowances with respect to these activities and generally requires the approval of OCI and, in some cases, holders of surplus notes issued pursuant to the Settlement Agreement, for consents, waivers or amendments.
As contemplated by the Rehabilitation Exit Support Agreement and as a portion of the consideration received by holders of beneficial interests in Deferred Amounts (including Ambac Assurance) in satisfaction and discharge of their claims pursuant to the Second Amended Plan of Rehabilitation and by holders of surplus notes pursuant to the Exchange Offers (as specified above), a newly formed special purpose entity (Ambac LSNI, LLC) issued new secured notes (the “Secured Notes”), secured by all assets of the special purpose entity, which include a note issued by Ambac Assurance to the special purpose entity (the "Ambac Note"), which note is secured by a pledge of Ambac Assurance’s right,

| Ambac Financial Group, Inc. 82 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

title and interest in up to the first $1,400,000 of proceeds (net of reinsurance) from certain litigations in which Ambac Assurance seeks redress for breaches of representations and warranties and/or fraud related to residential mortgage-backed securitizations (the “RMBS Litigations”). In addition, the Ambac Note is secured by securities having a market value of approximately $350,000. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of the Secured Notes held by Ambac Assurance from time to time, and issued a financial guaranty insurance policy to a trustee for the benefit of holders of Secured Notes irrevocably guarantying all principal and interest payments in respect of the Secured Notes as and when such payments become due and owing.
Until the earlier of (i) June 8, 2020 and (ii) the date on which at least 25% of the principal amount of surplus notes (other than junior surplus notes) are no longer outstanding, Ambac has agreed to hold and not sell surplus notes (other than junior surplus notes) which, as of June 30, 2017, have an aggregate of $60,000 of principal amount and accrued and unpaid interest outstanding.
In connection with the Rehabilitation Exit Transactions, certain documents and instruments relating to the operation of the Segregated Account or the rights of the Segregated Account and the Rehabilitator were terminated, including the Plan of Operation for the Segregated Account; the Secured Note issued by Ambac Assurance to the Segregated Account; the Aggregate Excess of Loss Reinsurance Agreement between Ambac Assurance, as reinsurer, and the Segregated Account; the Management Services Agreement between Ambac Assurance and the Segregated Account; the Cooperation Agreement among Ambac Assurance, Ambac, the Segregated Account and the Rehabilitator; and the Mediation Agreement dated September 21, 2011 among Ambac, Ambac Assurance, the Segregated Account, the Rehabilitator, OCI and the official committee of unsecured creditors of Ambac.
Surplus Note Interest Payment
In connection with the consummation of the Rehabilitation Exit Transactions, Ambac Assurance received the approval of the OCI to make a one-time current interest payment of $13,501 on the surplus notes (other than junior surplus notes) outstanding immediately following the Effective Date. On February 12, Ambac Assurance notified the fiscal agent for the surplus notes that the record date for such interest payment would be February 28, 2018 and the payment date would be March 1, 2018.
Tier 2 Financing
On the Effective Date, Ambac Assurance issued $240,000 of senior notes (the “Tier 2 Notes”) secured by Ambac Assurance’s rights, title and interest in the cash and non-cash proceeds (net of reinsurance) above $1,600,000 received in connection with the RMBS Litigations.
Following the consummation of the Rehabilitation Exit Transactions, Ambac Assurance will seek to further improve its financial condition by continuing to pursue asset monetizations; loss recoveries; restructurings, purchases, modifications or exchanges of certain outstanding obligations; extinguishment or modification of certain contractual restrictions; and/or commuting or reducing insured exposures. Separately from or in connection with the actions described above, we may seek to further optimize our capital and corporate structure to unlock shareholder value.
Stipulation and Order
A Stipulation and Order, the terms of which were agreed between OCI, Ambac and Ambac Assurance, became effective upon the Effective Date (the "Stipulation and Order") and provides as follows:

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

•
Ambac Assurance must obtain OCI approval with respect to any transaction Ambac Assurance proposes to enter into other than in ordinary course of business with non-affiliated counterparties where the aggregate consideration to be paid by Ambac Assurance is equal to or greater than $100,000.

•	Ambac Assurance must obtain OCI approval for any change to its Investment Policy or Derivative Use Plan.

•	Ambac Assurance must provide OCI with a monthly report of financial information, the scope of which is to be determined.

| Ambac Financial Group, Inc. 83 2017 FORM 10-K |

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

•
If Ambac Assurance proposes to make any changes in the assumptions or vendors utilized in determining statutory loss reserves from the prior year’s statutory loss reserves which would cause the difference (whether positive or negative) between (a) Ambac Assurance’s statutory reserves determined with such proposed changes and (b) Ambac Assurance’s statutory reserves determined without such proposed changes to exceed the lesser of (i) $200,000 or (ii) 10% of Ambac Assurance’s statutory loss reserves without such proposed changes, Ambac Assurance shall notify the Commissioner.

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

The Commissioner reserves the right to modify or terminate the Stipulation and Order in a manner consistent with the interests of policyholders, creditors and the public generally, and recognizes that Ambac Assurance may request the Commissioner to do so periodically as conditions warrant.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Ambac’s consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Such estimates that are particularly susceptible to change are used in connection with certain fair value measurements, the evaluation of other than temporary impairments on investments, loss reserves for non-derivative insurance policies or valuation allowance on the deferred tax asset, any of which individually could be material.
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

| Ambac Financial Group, Inc. 84 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated.
Ambac Unconsolidated Financial Information:
Financial information of Ambac is presented in Schedule II to this Form 10-K as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015. Investments in subsidiaries are accounted for using the equity method of accounting.
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
Ambac’s non-VIE investment portfolio also includes equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities. Equity interests in pooled funds organized as limited liability companies are recorded under the fair value option in accordance with the Financial Instruments Topic of the ASC. Investments classified either as trading or fair value option securities are reported as Other investments on the Consolidated Balance Sheet at fair value with changes in fair value reported through Net investment income on the Statement of Comprehensive Income. Investments in pooled funds have been classified as trading or fair value option securities so that any undistributed earnings of the funds may be reflected in Net investment income as they occur.
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
Ambac has a formal impairment review process for fixed income available for sale securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of impairment that may be other than temporary in accordance with the Investments - Debt and Equity Securities Topic of the ASC. Factors considered to identify and assess securities for other than temporary impairment include: (i) fair values that have declined by 20% or more below amortized cost; (ii) market values that have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor, as applicable, and an analysis of projected defaults on the underlying collateral; (v) scheduled interest payments are past due; (vi) whether Ambac has the intent to sell the security; and (vii) whether it is more likely than not that Ambac will be required to sell a security before the anticipated recovery of its amortized cost basis. If we believe a decline in the fair value of a particular investment is temporary, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income in Stockholders’ Equity on our Consolidated Balance Sheets. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an other-than-temporary impairment charge is recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the credit impairment loss is recognized in earnings, and the other-than-temporary amount related to all other factors is recognized in other comprehensive income. For fixed income securities that have other-than-temporary impairments in a period, the previous amortized cost of the security less the amount of the other-than-temporary impairment recorded through earnings becomes the investment’s new cost basis. Ambac accretes the new cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security.
The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the impact of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to Ambac insured securities owned, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments. For Ambac-insured securities owned and guaranteed under policies that were allocated to the Segregated Account, the estimate of Ambac Assurance claim payments included interest on Deferred Amounts, which were discharged on February 12, 2018. Ambac estimated the timing of claim payment

| Ambac Financial Group, Inc. 85 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

receipts on all Ambac-insured securities owned, but the actual timing of such amounts for Segregated Account securities was at the sole discretion of the Rehabilitator. Refer to Note 1. Background and Business Description for more information on the Segregated Account and the Segregated Account Rehabilitation Proceedings. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including Ambac's intention to sell securities and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Net Premiums:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at December 31, 2017 and 2016, was 2.5%. and 2.6%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2017 and 2016, was 9.8 years and 9.0 years, respectively.
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

| Ambac Financial Group, Inc. 86 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Derivative Contracts:
The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. None of Ambac’s derivative contracts are designated as hedges under the Derivatives and Hedging Topic of the ASC. Ambac's derivatives consist primarily of credit derivatives, interest rate swaps and futures contracts. Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under the Derivatives and Hedging Topic of the ASC. Changes in fair value of credit derivatives are recorded in Net change in fair value of credit derivatives on the Consolidated Statements of Total Comprehensive Income. Ambac maintains a derivatives portfolio consisting primarily of interest rate swaps and futures contracts to economically hedge interest rate risk in the financial guarantee and investment portfolios. This portfolio also includes legacy interest rate swaps with asset-backed securitization issuers, states, municipalities and their authorities which were written in connection with their financings. Changes in fair value of all interest rate derivatives are recorded in net gains (losses) on interest rate derivatives on the Consolidated Statements of Total Comprehensive Income. VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within their securitization structure. Changes in fair value of consolidated VIE derivatives are included within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income.
All derivatives are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by counterparty only when a legal right of offset exists. Ambac has determined that the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Effective January 3, 2017, as a result of rule changes by the central clearing party ("CCP"), variation payments are considered settlements of the associated derivative balance and are reflected as a reduction to derivative liabilities on the Consolidated Balance Sheet at December 31, 2017. For periods presented prior to this rule change, variation payments were included in "Other assets" on the Consolidated Balance Sheet. Refer to Note 11. Derivative Instruments for further discussion of the Company’s use of derivative instruments and their impact of the consolidated financial statements, including details of the CCP rule change. Refer to Note 9. Fair Value Measurements for further description of the methodologies used to determine the fair value of derivative contracts, including model inputs and assumptions where applicable.
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
We tested goodwill for impairment as of October 1st of each year. Goodwill is also tested more frequently if indicators of impairment exist for each reporting unit. During the third quarter of 2015, Ambac determined sufficient indicators of potential impairment existed to perform an interim goodwill impairment evaluation for the reporting unit to which goodwill was assigned. Those indicators included the trading values of Ambac stock and changes in Ambac credit spreads. In conducting the goodwill impairment analysis, we performed step one of the goodwill impairment test where we estimated the fair value of the reporting unit using a market approach, which was derived using: i) Ambac’s common stock and warrant market capitalization, ii) fair value estimates of Ambac Assurance preferred shares (reported as noncontrolling interests on Ambac's balance sheet) and iii) an estimated control premium. Step one of the impairment test indicated the reporting unit's carrying value exceeded its fair value.
Accordingly, the Company performed step two of the impairment test, which indicated the implied fair value of goodwill was zero. This was the result of substantial decreases in the reporting unit's fair value and substantial increases in the fair value of its net assets. The fair value of the reporting unit decreased significantly due to a material decrease in Ambac's market capitalization components (described above). The reporting unit's fair value of net assets increased significantly primarily as a result of a decrease in the estimated fair value of financial guarantee liabilities and, to a lesser extent, a decrease in the fair value of long-term debt. The fair value decrease in financial guarantee liabilities, which is a Level 3 estimate, was primarily driven by wider Ambac credit spreads and positive loss and loss expense reserves development. Please refer to Note 9. Fair Value Measurements for further discussion on the fair value model for financial guarantee liabilities. The fair value decrease in long-term debt was driven by lower market pricing on surplus notes and junior surplus notes.
As a result, the Company recorded a full non-cash, non-tax deductible goodwill impairment charge of $514,511 in 2015.

| Ambac Financial Group, Inc. 87 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Insurance Intangible Asset:
At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying values of our financial guarantee insurance and reinsurance contracts continue to be reported and measured in accordance with existing accounting policies. Pursuant to the Financial Services-Insurance Topic of the ASC, the insurance intangible is to be measured on a basis consistent with the related financial guarantee insurance and reinsurance contracts. The insurance intangible asset is amortized using a level yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts and is applied to groups of contracts with similar characteristics.
Restricted Cash:
Cash that we do not have the right to use for general purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes consolidated variable interest entity cash restricted to fund the obligations of the consolidated VIEs.
Loss and Loss Expenses:
The loss and loss expense reserve (“loss reserve”) policy relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The policy for derivative contracts is discussed in the “Derivative Contracts” section above. A loss reserve is recorded on the balance sheet on a policy-by-policy basis. Loss reserve components of an insurance policy include unpaid claims and the present value ("PV") of expected net cash flows required to be paid under an insurance contract, further described below:

•
Unpaid claims represent the sum of (i) claims not yet paid for policies allocated to the Segregated Account, including Deferred Amounts (as defined in Note 1. Background and Business Description) and (ii) accrued interest on Deferred Amounts (generally at an effective rate of 5.1%.) as required by the Segregated Account Rehabilitation Plan. Refer to Note 1. Background and Business Description for further discussion of the Segregated Account Rehabilitation Plan. Unpaid claims are measured based on the cost of settling the claims, which is principal plus accrued interest.

•
The PV of expected net cash flows represents the PV of expected cash outflows less the PV of expected cash inflows. The PV of expected net cash flows are impacted by: (i) expected future claims to be paid under an insurance contract, including the impact of potential settlement outcomes upon future installment premiums, (ii) expected recoveries from contractual breaches of RMBS representations and warranties by transaction sponsors, which is discussed further in the “RMBS Representation and Warranty Subrogation Recoveries” section below, (iii) excess spread within the underlying transaction's cash flow structure, and (iv) other subrogation recoveries, including expected receipts from third parties within the underlying transaction's cash flow structure. Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our estimate of subrogation recoveries, since any remedies under such claims would be non-contractual.

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
The approaches used to estimate expected future losses and recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to certain judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Ambac’s loss reserves are based on management’s ongoing review of the financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Risk Management Group ("RMG") to track credit migration of insured obligations from period to period and update internal classifications and credit ratings for each transaction. Non-adversely classified credits are assigned a Class I rating while adversely classified credits are assigned a rating of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed or student loan securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection loss mitigation efforts could cause an increase in the delinquency and potential default of the underlying obligation. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and of default related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool, and (iii) foreclosure and real estate owned disposition strategies and timelines. All credits are assigned risk classifications by RMG using the following guidelines:

| Ambac Financial Group, Inc. 88 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

CLASS I - “Fully Performing - Meets Ambac Criteria with Remote Probability of Claim” - Credits that demonstrate adequate security and structural protection with a strong capacity to pay interest, repay principal and perform as underwritten. Factors supporting debt service payment and performance are considered unlikely to change and any such change would not have a negative impact upon the fundamental credit quality. Through ongoing surveillance, Ambac may also designate Class I credits into one or more of the following categories:

•	Survey list - credits that may lack information or demonstrate a weakness but further deterioration is not expected.

•
Watch list - credits that demonstrate the potential for future material adverse development due to such factors as long-term uncertainty about a particular sector, a certain structural element related to the issuer or transaction or overall financial and economic sustainability.

CLASS IA - “Potential Problem with Risks to be Dimensioned” - Credits that are fully current and monetary default or claims-payment are not anticipated. The payor’s or issuer’s financial condition may be deteriorating or the credits may lack adequate collateral. A structured financing may also evidence weakness in its fundamental credit quality as evidenced by its under-performance relative to its modeled projections at underwriting, issues related to the servicer’s ability to perform or questions about the structural integrity of the transaction. While certain of these credits may still retain an investment grade rating, they usually have experienced or are vulnerable to a ratings downgrade. Further investigation is required to dimension and correct any deficiencies. A complete legal review of documents may be required. An action plan should be developed with triggers for future classification changes upward or downward.
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
The population of credits evaluated in Ambac’s loss reserve process are: (i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by senior RMG officers. For certain credit exposures, Ambac’s additional monitoring, loss remediation efforts and probabilities of potential settlement outcomes may provide information relevant to adjust this estimate of “base case” statistical expected losses. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted scenarios to determine an adjusted statistical expected loss that better reflects management’s view of a given transaction’s expected losses, as well as the potential for additional remediation activities (i.e., commutations).
The second approach entails the use of cash-flow based models to estimate expected losses (future claims, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s RMG group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or third party models to project future losses and resultant claim payment estimates. We utilize cash flow models for residential mortgage-backed (RMBS), student loan, and other exposures. RMBS and student loan models use historical performance of the collateral pools in order to then derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In other cases, such as many public finance exposures, including our Puerto Rico exposures, we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the fiscal, economic, legal and political framework. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance an insured issue and/or Ambac’s ability to execute a potential settlement (i.e., commutation) of the insurance policy, including the impact on future installment premiums. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors.

| Ambac Financial Group, Inc. 89 2017 FORM 10-K |

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
RMBS Representation and Warranty Subrogation Recoveries:
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties described herein. Generally, the sponsor of a RMBS transaction provided representations and warranties with respect to the securitized loans, including representations and warranties with respect to loan characteristics, the absence of borrower fraud in the underlying loan pools and other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations or warranties. Ambac or its counsel have engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions which exhibited exceptionally poor performance. Factors which Ambac believes to be indicative of poor performance include (i) increased levels of early payment defaults, (ii) significant numbers of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations.
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

| Ambac Financial Group, Inc. 90 2017 FORM 10-K |

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
The approach used to estimate subrogation recoveries is based on obtaining a random sample of the original loans in the pool, using a protocol developed by a statistical expert. The ratio of: (a) loans identified in the sample as having materially breached representations and warranties to (b) the total loan sample size, is applied (extrapolated) to the sum of realized and estimated future collateral pool losses to determine an estimated repurchase obligation. We limit the estimated repurchase obligation by ever-to-date incurred losses, with respect to the remaining steps in this approach.
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
Obligations under Investment Agreements:
Ambac's investment agreements were written principally to asset-backed and structured finance issuers, states, municipalities and municipal authorities, and required Ambac to pay an agreed-upon rate of interest based on funds deposited. Proceeds from these investment agreement obligations were used to invest in fixed income investments. Interest income from these investments was included in Net investment income on the Consolidated Statements of Total Comprehensive Income. The principal amount outstanding under investment agreements of $82,358, with a variable interest rate of 0.94%, at December 31, 2016 was repaid during the first quarter of 2017.
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
Long-Term Debt:
Long-term debt issued by Ambac is carried at par value less unamortized discount. Accrued interest and discount accretion on long-term debt is reported as Interest expense on the Consolidated Statements of Total Comprehensive Income. To the extent Ambac repurchases or redeems its long-term debt, such repurchases or redemptions may be settled for an amount different than the carrying value of the obligation. Any difference between the settlement payment and carrying value of the obligation is reported in Net realized gains (losses) on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income.
Long-term debt issued by VIEs consolidated as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, is carried at fair value with changes in fair value recorded as Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income.
Noncontrolling Interest:
At December 31, 2016 and 2017, Ambac Assurance had 26,411 shares of issued and outstanding auction rate preferred shares with a liquidation preference of $660,300 (reported as noncontrolling interest of $264,110 on Ambac's balance sheet). The auction occurs every 28 days. Due to the dislocation in the auction rate markets and the Company’s financial condition, the dividend rate on the auction market preferred has continuously been reset at the maximum rate of one-month LIBOR plus 200 basis points.
Under the terms of the preferred stock, dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the preferred stock for the then current dividend period have been paid, provided, that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for, enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the preferred stock become cumulative until the date that all accumulated and unpaid dividends have been paid on the preferred stock. Ambac Assurance has not paid dividends on its preferred stock since 2010.

| Ambac Financial Group, Inc. 91 2017 FORM 10-K |

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
Incentive Compensation:
Incentive compensation is a key component of our compensation strategy. Our incentive compensation awards generally have two components: short term incentive compensation (consisting of an annual cash bonus and deferred stock units for certain officers) and long term incentive plan awards (consisting of cash awards and performance stock units). Annual decisions with regard to incentive compensation are generally made in the first quarter of each year and are based on Company performance and individual and business unit performance of the prior year.
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
Prior to the adoption of ASU 2016-09 (as noted below), Ambac recognized compensation costs for all equity classified awards granted at fair value with an estimation of forfeitures for all unvested shares. As a result of the adoption of ASU 2016-09 in 2017, Ambac recognizes compensation costs for all equity classified awards granted at fair value and records forfeitures for unvested shares only when they occur.

•
Deferred stock units granted vest upon grant and will settle and convert to Ambac common stock annually over a two-year period (50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date). The fair value of these grants is recognized as compensation expense on the date of grant since no future service is required.

•	Restricted stock units granted only require future service and accordingly the respective fair value is amortized into compensation expense over the relevant service period.

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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $21,116, $(39,128) and $(17,010) for the years ended December 31, 2017, 2016 and 2015, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro. The significant components of foreign currency transaction gains/(losses), including the respective classifications in the Consolidated Statement of Total Comprehensive Income, are as follows:

•	Remeasurement of loss reserves, classified in Loss and loss expenses, in the amount of $28,939, $(77,578) and $(24,838) for the years ended December 31, 2017, 2016 and 2015, respectively;

| Ambac Financial Group, Inc. 92 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

•
Realized gain (loss) from the sale of investment securities and the unrealized gains (losses) of trading and short-term investment securities, classified in Net realized investment gains, in the amount of $(4,769), $30,179 and $5,816 for the years ended December 31, 2017, 2016 and 2015, respectively;

•	Remeasurement of premium receivables, classified in Other income, in the amount of $(1,904), $8,003 and $(2,555) for the years ended December 31, 2017, 2016 and 2015, respectively; and

•
Remeasurement of credit derivative liabilities, classified in Net change in fair value of credit derivative, in the amount of $(1,150), $32 and $3,981 for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes:
Ambac files a consolidated U.S. Federal income tax return with its subsidiaries. Ambac UK files tax returns in both the United Kingdom and Italy (for its Milan branch). Current tax assets and liabilities are recognized for taxes refundable or payable for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on current and deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In December 2017, the Tax Cut and Jobs Act ("TCJA") was enacted that introduces significant changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits effective January 1, 2018. As such, we incorporated the effects of the TCJA in our current and deferred tax evaluation for the year ended December 31, 2017.
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
The level of deferred tax asset recognition is influenced by management’s assessment of future profitability, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry forward periods available under the tax law. We determined that we would not be able to realize all of our deferred tax assets in the future, and therefore we reduced such amounts through a charge to the Statement of Total Comprehensive Income in the period in which that determination was made. Refer to Note 14. Income Taxes for further discussion of the Company's tax positions, including the impact of the TCJA.
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
Net Income Per Share:
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares used for basic earnings per share plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants issued under the Reorganization Plan, vested and unvested options, unvested restricted stock units and unvested performance stock units granted under employee and director compensation plans.
Supplemental Disclosure of Cash Flow Information:

(Dollars in thousands) Year Ended December 31,	2017	2016	2015
Cash paid during the period for:
Income taxes	$40,334	$21,437	$16,969
Interest on long-term debt and investment agreements	39,112	4,537	1,847

Non-cash financing activities:
Decrease in long-term debt as a result of an exchange for investment securities	55,426	—	—
Reclassifications:
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation.

| Ambac Financial Group, Inc. 93 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Recently Adopted Accounting Standards:
Effective December 31, 2017, Ambac early adopted the following accounting standard:
Reclassification of Shareholders' Equity items related to the TCJA
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Current GAAP requires the effect of a change in tax laws or rates which impact deferred tax assets and liabilities to be recorded as income tax expense within net income. This guidance is applicable even in situations where the related income tax effects of items in accumulated other comprehensive income ("AOCI") were originally charged or credited directly to AOCI as required by GAAP. As a result, when tax laws or rates change, the tax effects of certain items (referred to as "stranded tax effects") in AOCI may not reflect the appropriate tax rate. This ASU eliminates the stranded tax effects by allowing a reclassification of those items from AOCI to retained earnings that resulted from the recently enacted TCJA. Ambac early adopted this standard effective December 31, 2017. Adoption of this ASU resulted in a decrease to AOCI of $6,588 and offsetting increase to retained earnings of $6,588 with no change to total shareholders' equity.
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
Future Application of Accounting Standards:
Equity-linked instruments with down round features
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the ASU,

| Ambac Financial Group, Inc. 94 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. Ambac will adopt this ASU on January 1, 2019. The adoption of this ASU is not expected to have a consequential impact on Ambac's financial statements.
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
Premium Amortization on Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for the premium on callable debt securities to the earliest call date. Under current GAAP, a reporting entity generally amortizes the premium as yield adjustment over the contractual life (i.e. maturity) of the debt security and if that debt security is called, the entity would record a loss equal to the unamortized premium. The ASU does not change the accounting for callable debt securities held at a discount, which will continue to be amortized to maturity. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The ASU must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Ambac will adopt this ASU on January 1, 2019 and we are evaluating its impact on Ambac's financial statements.
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

| Ambac Financial Group, Inc. 95 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for intercompany transfers of assets until the asset has been sold to an outside party. The ASU will require companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory, as income tax expense (or benefit) in the period in which the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued. Ambac will adopt this ASU on January 1, 2018 and we are evaluating its impact on Ambac's financial statements.
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

ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoptions within an interim period. Ambac will adopt this ASU on January 1, 2018. Adoption of this ASU is not expected to have a consequential impact on Ambac's financial statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This ASU significantly affects how reporting entities will measure credit losses for financial assets that are not accounted for at fair value through net income, which include loans, debt securities, trade receivables, net investments in leases, and certain off-balance sheet credit exposures. For financial assets measured at amortized cost, the ASU replaces the "incurred loss" model, which generally delayed recognition of the full amount of credit losses until the loss was probable of occurring, with an "expected loss" model, which reflects an entity's current estimate of all expected credit losses. Expected credit losses for amortized cost assets will be recorded as a valuation allowance, with subsequent increases or decreases in the allowance reflected in the income statement each period. For available-for-sale debt securities, credit losses under the ASU will be measured similarly to current GAAP. However, under the ASU, credit losses for available-for-sale securities will be recorded as a valuation allowance (similar to the amortized cost assets approach described above), rather than as a direct write-down of the security as is required under current GAAP. As a result, improvements to estimated credit losses for available-for-sale debt securities will be recognized immediately in the income statement rather than as interest income over time. The ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal year beginning after December 15, 2018. Ambac has not determined whether it will early adopt this ASU and we are currently evaluating its impact on Ambac's financial statements. The significant implementation matters to be addressed include identifying the inventory of financial assets that will be affected by this standard, identifying new data requirements and data sources for implementing the expected loss model for those instruments not already using this model and identifying and documenting accounting process changes, including related controls.
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

| Ambac Financial Group, Inc. 96 2017 FORM 10-K |

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
Recognition and Measurement of Financial Assets and Liabilities
In January 2016, the FASB issued ASC 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU makes the following targeted changes for financial assets and liabilities: i) requiring equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income; ii) simplifying the impairment assessment of equity securities without readily determinable fair values using a qualitative approach; iii) eliminating disclosure of the method and significant assumptions used to fair value instruments measured at amortized cost on the balance sheet; iv) requiring use of the exit price notion when measuring the fair value of instruments for disclosure purposes; v) for financial liabilities where the fair value option has been elected, requiring the portion of the fair value change related to instrument-specific credit risk (which includes a Company's own credit risk) to be separately reported in other comprehensive income; vi) requiring the separate presentation of financial assets and liabilities by measurement category and form of financial asset (liability) on the balance sheet or accompanying notes; and vii) clarifying that the evaluation of a valuation allowance on a deferred tax asset related to available-for-sale securities should be performed in combination with the entity's other deferred tax assets. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years Early adoption of item (v) above is permitted for financial statements (both annual and interim periods) that have not yet been issued. Ambac will adopt all provisions of this ASU on January 1, 2018.
Ambac has elected the fair value option for all VIE financial assets and financial liabilities with net fair value changes reported in Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income. Upon implementation of ASU 2016-01, the credit component of fair value changes in VIE liabilities will be reported in Accumulated other comprehensive income. We are still evaluating the transition adjustment impact of the ASU, which will be a reclassification between Retained earnings and Accumulated other comprehensive income, with no net change to Total stockholders' equity. Subsequent to adoption, because the credit component of fair value changes in VIE liabilities will be reported in other comprehensive income, we will likely have greater volatility in net income (specifically the Income (loss) on variable interest entities line item).
Revenue recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that amends the accounting guidance for recognizing revenue for contracts with customers to transfer goods and contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017, including interim periods within that reporting period. Ambac will adopt this ASU on January 1, 2018. This ASU does not apply to insurance contracts and most financial instruments and therefore did not have an impact on Ambac's financial statements.
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

| Ambac Financial Group, Inc. 97 2017 FORM 10-K |

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
We determined that Ambac’s subsidiaries generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting the liabilities (and in certain cases assets). As further described below, we consolidated certain FG VIEs because: (i) we determined for certain transactions that experienced the aforementioned performance deterioration, that Ambac’s subsidiaries had the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in Ambac's subsidiaries' ability to exercise certain loss remediation activities, or (ii) due to the passive nature of the VIEs’ activities, Ambac’s subsidiaries’ contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to existing VIEs involving Ambac financial guarantees, Ambac is generally required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. As further discussed in Note 1. Background and Business Description, the OCI requires Ambac Assurance to obtain its approval with respect to the exercise of certain control rights in connection with policies that had been allocated to the Segregated Account. Accordingly management expects the number of additional VIEs that may be consolidated as a result of the Segregated Account's exit from rehabilitation will be reduced and possibly eliminated. A VIE is deconsolidated in the period that Ambac no longer has such control, which could occur in connection with the execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE. Assets and liabilities of FG VIEs that are consolidated are reported within Variable interest entity assets or Variable interest entity liabilities on the Consolidated Balance Sheets. The net results from such FG VIEs are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).
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
As of December 31, 2017 consolidated FG VIE assets and liabilities relating to 11 consolidated entities were $14,500,507 and $14,366,434, respectively. As of December 31, 2016, consolidated FG VIE assets and liabilities relating to 12 consolidated entities were $13,367,834 and $13,235,425, respectively. As of December 31, 2017, eight and three consolidated FG VIEs related to transaction insured by Ambac UK and Ambac Assurance and eight and four as of December 31, 2016. As of December 31, 2017 FG VIE assets and liabilities of $14,160,152 and $14,026,704 and as of December 31, 2016, FG VIE assets and liabilities of $12,950,009 and $12,833,466 related to transactions guaranteed by Ambac UK. The remaining balance of consolidated FG VIE assets and liabilities are related to transactions guaranteed by Ambac Assurance. Ambac is not primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of these consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
Below is a schedule detailing the change in fair value of the various financial instruments within the consolidated FG VIEs, along with gains (losses) from consolidating and deconsolidating FG VIEs, that together comprise Income (loss) on variable interest entities for for the affected periods:

| Ambac Financial Group, Inc. 98 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Year Ended December 31,	2017	2016	2015
Income (loss) on changes related to:
Net fair value of VIE assets and liabilities	$19,670	$(14,093)	$30,997
Deconsolidation	—	—	572
Income (loss) on Variable Interest Entities	$19,670	$(14,093)	$31,569
Ambac deconsolidated one, one and two VIEs for the years ended December 31, 2017, 2016 and 2015, respectively. These VIEs were deconsolidated as a result of guaranteed bond retirements or financial guarantee policy terminations that eliminated Ambac's controlling interest in the entities. The deconsolidations occurring in 2017 and 2016 were related to guaranteed bond retirements which resulted in no gain or loss. The gain on deconsolidation in 2015 reflected the excess of fees receivable from a financial guarantee policy termination for one VIE, representing Ambac's remaining non-controlling financial interest, over the fair value of net assets of the VIE at deconsolidation.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of December 31, 2017 and 2016:

December 31,	2017	2016
Investments:
Corporate obligations	$2,914,145	$2,622,566
Total variable interest entity assets: fixed income securities	$2,914,145	$2,622,566
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of December 31, 2017 and 2016:

	Estimated fair value	Unpaid principal balance
December 31, 2017:
Loans	$11,529,384	$8,168,651
Long-term debt	12,160,544	9,387,884
December 31, 2016:
Loans	10,658,963	7,641,756
Long-term debt	$11,155,936	$8,854,530
Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to a special purpose entity. The business purpose of this entity was to provide certain financial guarantee clients with funding for their debt obligations. This special purpose entity was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because Ambac Assurance’s policies issued to it were allocated to the Segregated Account, thereby limiting Ambac’s control over the entity's most significant economic activities. Pursuant to the Stipulation and Order (described in Note 1. Background and Business Description), Ambac's exercise of certain control rights with respect to former Segregated Account policies will continue to be subject to approval by OCI. Ambac has elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 9. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At December 31, 2017 and 2016 the fair value of this entity was $5,979 and $7,382, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of debt outstanding was $420,600 and $388,950 at December 31, 2017 and 2016, respectively. In each case, Ambac sold assets to this entity. The assets are composed of utility obligations with a weighted average rating of BBB+ at December 31, 2017 and weighted average life of 3.1 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of December 31, 2017, all fixed-income securities owned, MTNs outstanding and payments due under derivative contracts were guaranteed under financial guarantee insurance policies issued by Ambac Assurance or Ambac UK.

| Ambac Financial Group, Inc. 99 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

•
Insurance premiums paid to Ambac Assurance and Ambac UK by this entity are earned in a manner consistent with other insurance policies, over the risk period. Additionally, any losses incurred on such insurance policies are included in Ambac’s Consolidated Statements of Total Comprehensive Income (Loss). Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

In July 2015, Ambac Assurance entered into a secured borrowing transaction whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). Although the Securities were legally sold to the Trust, the Securities will remain in fixed income securities on the Consolidated Balance Sheets. The Securities had par and fair value of $293,409 and $346,212 as of December 31, 2017, respectively. Refer to Note 10. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate secured by and entitling the Issuer to all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8%. Both the Trust and the Issuer are consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $73,993 and $102,403 as of December 31, 2017 and 2016, respectively, and is reported in Long-Term Debt on the Consolidated Balance Sheets.
Variable Interests in Non-Consolidated VIEs
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus notes. Ambac does not consolidate the VIE. Ambac reports its interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $34,941 and $30,003 as of December 31, 2017 and 2016, respectively. Additionally, at December 31, 2017 Ambac held $35,000 of the debt issued by this VIE.

| Ambac Financial Group, Inc. 100 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of December 31, 2017 and 2016:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
December 31, 2017:
Global structured finance:
Collateralized debt obligations	$35,555	$169	$1	$(15)
Mortgage-backed—residential	12,766,685	619,848	3,218,356	—
Other consumer asset-backed	2,266,610	23,405	328,732	—
Other commercial asset-backed	987,797	30,413	35,976	—
Other	2,513,304	60,086	306,457	10,311
Total global structured finance	18,569,951	733,921	3,889,522	10,296
Global public finance	25,629,816	335,347	371,056	(551)
Total	$44,199,767	$1,069,268	$4,260,578	$9,745

December 31, 2016:
Global structured finance:
Collateralized debt obligations	$761,451	$218	$3,319	$(145,402)
Mortgage-backed—residential	14,859,909	725,106	3,118,892	—
Other consumer asset-backed	2,391,604	26,758	302,335	—
Other commercial asset-backed	1,686,256	66,277	64,961	—
Other	2,963,521	66,091	412,929	13,347
Total global structured finance	22,662,741	884,450	3,902,436	(132,055)
Global public finance	25,608,471	338,587	359,142	(8,827)
Total	$48,271,212	$1,223,037	$4,261,578	$(140,882)

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

| Ambac Financial Group, Inc. 101 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Year Ended December 31, 2017:
Beginning Balance	$118,863	$9,367	$(167,220)	$(38,990)
Other comprehensive income before reclassifications	(96,325)	2,625	73,586	(20,114)
Amounts reclassified from accumulated other comprehensive income	14,805	(1,352)	—	13,453
Adjustment to initially adopt ASU 2018-02	(6,588)	—	—	(6,588)
Net current period other comprehensive income	(88,108)	1,273	73,586	(13,249)
Balance at December 31, 2017	$30,755	$10,640	$(93,634)	$(52,239)

Year ended December 31, 2016:
Beginning Balance	$50,963	$9,344	$(45,092)	$15,215
Other comprehensive income before reclassifications	85,378	1,041	(122,128)	(35,709)
Amounts reclassified from accumulated other comprehensive income	(17,478)	(1,018)	—	(18,496)
Net current period other comprehensive income (loss)	67,900	23	(122,128)	(54,205)
Balance at December 31, 2016	$118,863	$9,367	$(167,220)	$(38,990)

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Year Ended December 31,
	2017	2016
Unrealized Gains (Losses) on Available-for-Sale Securities
	$14,805	$(17,478)	Net realized investment gains
	—	—	Tax (expense) benefit
	$14,805	$(17,478)	Net of tax and noncontrolling interest (3)
Amortization of Postretirement Benefit
Prior service cost	$(963)	$(666)	Underwriting and operating expenses (2)
Actuarial gains (losses)	(389)	(352)	Underwriting and operating expenses (2)
	(1,352)	(1,018)	Total before tax
	—	—	Tax (expense) benefit
	(1,352)	(1,018)	Net of tax and noncontrolling interest (3)
Total reclassifications for the period	$13,453	$(18,496)	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.
5. NET INCOME PER SHARE
On May 1, 2013, pursuant to the Second Modified Fifth Amended Plan of Reorganization of Ambac (the "Reorganization Plan"), 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitled such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the years ended December 31, 2017, 2016 and 2015, 0, 136, and 740, warrants, respectively, were exercised, resulting in an issuance of 0, 136 and 236 shares of common stock.

| Ambac Financial Group, Inc. 102 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10,000 increase to the warrant repurchase program. For the year ended December 31, 2017, Ambac repurchased 0 warrants at a cost of $0. As of December 31, 2017, Ambac had repurchased 985,331 warrants at a cost of $8,092, (average cost of $8.21 per warrant), leaving 4,053,670 warrants outstanding. The remaining aggregate authorization at December 31, 2017 is $11,939.
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

Year Ended December 31,	2017	2016	2015
Basic weighted average shares outstanding	45,367,932	45,212,414	45,173,542
Effect of potential dilutive shares(1):
Warrants	—	312,619	809,834
Stock options	—	447	5,313
Restricted stock units	—	116,105	14,221
Performance stock units	—	81,939	3,117
Diluted weighted average shares outstanding	45,367,932	45,723,524	46,006,027
Anti-dilutive shares excluded from the above reconciliation
Stock options	126,667	110,000	110,000
Warrants	4,053,670	—	—
Restricted stock units	68,654	—	—
Performance stock units (2)	322,943	—	—

(1)
For the year ended December 31, 2017, Ambac has a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

(2)
Performance stock units are reflected herein at their target issuance amounts. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.

6. FINANCIAL GUARANTEES IN FORCE
Financial guarantees outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Financial guarantees outstanding includes the exposure of policies that insure capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Financial guarantees outstanding exclude the exposures of policies that insure bonds which have been called, pre-refunded or refunded. The gross par amount of financial guarantees outstanding was $67,140,000 and $86,373,000 at December 31, 2017 and 2016, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $62,716,000 and $79,346,000 at December 31, 2017 and 2016, respectively.

| Ambac Financial Group, Inc. 103 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2017 and 2016, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

Net Par Outstanding December 31,	2017	2016
Public Finance:
Lease and tax-backed revenue	$11,893,000	$15,688,000
Housing revenue	6,312,000	6,508,000
General obligation	6,257,000	9,867,000
Utility revenue	2,212,000	4,298,000
Transportation revenue	2,002,000	3,860,000
Higher education	1,642,000	2,339,000
Health care revenue	807,000	1,484,000
Other	963,000	1,018,000
Total Public Finance	32,088,000	45,062,000
Structured Finance:
Mortgage-backed and home equity	7,267,000	9,383,000
Investor-owned utilities	3,274,000	3,833,000
Student loan	1,238,000	1,388,000
Asset-backed (1)	443,000	565,000
CDOs	33,000	132,000
Other	1,561,000	1,650,000
Total Structured Finance	13,816,000	16,951,000
International Finance:
Investor-owned and public utilities	5,696,000	6,168,000
Sovereign/sub-sovereign	5,664,000	5,211,000
Asset-backed (1)	2,609,000	2,951,000
Transportation	1,777,000	1,700,000
Mortgage-backed and home equity	246,000	254,000
CDOs	—	186,000
Other	820,000	863,000
Total International Finance	16,812,000	17,333,000
Total	$62,716,000	$79,346,000

(1)	At December 31, 2017 and 2016, all asset-backed net par amounts outstanding relate to commercial asset-based transactions.
As of December 31, 2017 and 2016, the International Finance guaranteed portfolio by location of risk was as outlined in the table below:

Net Par Outstanding December 31,	2017	2016
United Kingdom	$13,554,000	$12,798,000
Italy	877,000	898,000
Austria	770,000	696,000
Australia	608,000	1,393,000
France	329,000	286,000
Internationally diversified (1)	368,000	648,000
Other international	306,000	614,000
Total International Finance	$16,812,000	$17,333,000

(1)	Internationally diversified obligations represent pools of geographically diversified exposures which may include components of U.S. exposure.
Gross financial guarantees in force (principal and interest) were $108,550,000 and $137,745,000 at December 31, 2017 and 2016, respectively. Net financial guarantees in force (after giving effect to reinsurance) were $101,223,000 and $126,306,000 as of December 31, 2017 and 2016, respectively.
In the United States, California, New York and New Jersey were the states with the highest aggregate net par amounts in force, accounting for 10.1%, 5.8% and 5.2% of the total at December 31, 2017, respectively. No other state accounted for more than 5.0%. The highest single insured risk represented 2.6% of the aggregate net par amount guaranteed.

| Ambac Financial Group, Inc. 104 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

7. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

Year Ended December 31,	2017	2016	2015
Beginning premium receivable	$661,337	$831,575	$1,000,607
Premium receipts	(81,597)	(77,038)	(108,029)
Adjustments for changes in expected and contractual cash flows	(30,334)	(78,528)	(64,740)
Accretion of premium receivable discount	16,162	18,637	24,628
Changes to uncollectable premiums	(141)	6,054	2,540
Other adjustments (including foreign exchange)	20,885	(39,363)	(23,431)
Ending premium receivable (1)	$586,312	$661,337	$831,575

(1)
Gross premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At December 31, 2017, 2016 and 2015 premium receivables include British Pounds of $151,852 (£112,342), $177,878 (£144,393) and $226,994 (£154,135), respectively, and Euros of $36,001 (£29,976), $34,866 (€33,108) and $43,451 (€40,014), respectively.

In structured finance transactions, the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures of insured structured finance obligations, is generally senior in the waterfall. Additionally, trustees and other parties are required under the Second Amended Plan of Rehabilitation and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. At December 31, 2017 and 2016, $9,331 and $9,186 respectively, of premium receivables were deemed uncollectable. As of December 31, 2017 and 2016, approximately 22% and 25%, respectively, of the premium receivables relate to transactions with non-investment grade internal ratings, comprised mainly of structured finance transactions, which comprised 16% and 16% of total premium receivables at December 31, 2017 and 2016, respectively. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at December 31, 2017.
The effect of reinsurance on premiums written and earned was as follows:

	2017		2016		2015
Year Ended December 31,	Written	Earned	Written	Earned	Written	Earned
Direct	$(14,313)	$190,496	$(53,837)	$215,564	$(37,572)	$336,025
Assumed	—	106	—	85	—	87
Ceded	(2,104)	15,325	(8,772)	18,362	(3,001)	23,517
Net premiums	$(12,209)	$175,277	$(45,065)	$197,287	$(34,571)	$312,595
Ambac’s accelerated premium revenue for retired obligations for the years ended December 31, 2017, 2016 and 2015, was $64,494, $52,416 and $137,400, respectively.
The following table summarizes net premiums earned by location of risk:

Year Ended December 31,	2017	2016	2015
United States	$134,099	$168,646	$229,658
United Kingdom	32,928	24,470	68,799
Other international	8,250	4,171	14,138
Total	$175,277	$197,287	$312,595

| Ambac Financial Group, Inc. 105 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at December 31, 2017:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (1)
Three months ended:
March 31, 2018	$16,923	$17,561
June 30, 2018	13,801	17,294
September 30, 2018	14,779	16,604
December 31, 2018	13,282	16,150
Twelve months ended:
December 31, 2019	55,203	61,368
December 31, 2020	52,282	57,263
December 31, 2021	45,848	52,149
December 31, 2022	43,678	48,447
Five years ended:
December 31, 2027	193,190	197,446
December 31, 2032	150,385	131,682
December 31, 2037	82,597	72,520
December 31, 2042	29,169	24,833
December 31, 2047	13,599	12,694
December 31, 2052	3,586	4,651
December 31, 2057	92	298
Total	$728,414	$730,960

(1)
Future premiums to be collected are undiscounted and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as further described in Note 2. Basis of Presentation and Significant Accounting Policies. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

Loss and Loss Expense Reserves:
A loss reserve is recorded on the balance sheet on a policy-by-policy basis as further described in Note 2. Basis of Presentation and Significant Accounting Policies. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at December 31, 2017 and 2016:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
December 31, 2017:
Loss and loss expense reserves	$2,411,632	$667,988	$2,855,010	$(1,054,113)	$(135,502)	$4,745,015
Subrogation recoverable	615,391	171,755	102,171	(1,520,530)	—	(631,213)
Totals	$3,027,023	$839,743	$2,957,181	$(2,574,643)	$(135,502)	$4,113,802

December 31, 2016:
Loss and loss expense reserves	$2,411,105	$529,703	$2,681,198	$(1,098,096)	$(143,141)	$4,380,769
Subrogation recoverable	583,042	132,139	68,419	(1,468,331)	—	(684,731)
Totals	$2,994,147	$661,842	$2,749,617	$(2,566,427)	$(143,141)	$3,696,038

| Ambac Financial Group, Inc. 106 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods.

Year Ended December 31,	2017	2016	2015
Beginning gross loss and loss expense reserves	$3,696,038	$2,858,813	$3,798,733
Reinsurance recoverable	30,767	44,059	100,355
Beginning balance of net loss and loss expense reserves	$3,665,271	$2,814,754	$3,698,378
Losses and loss expenses (benefit) incurred:
Current year	5,691	6,675	1,183
Prior years	507,495	(18,164)	(769,890)
Total (1)(2)	513,186	(11,489)	(768,707)
Loss and loss expenses (recovered) paid:
Current year	825	5,371	—
Prior years	133,427	(944,955)	90,086
Total	134,252	(939,584)	90,086
Foreign exchange effect	28,939	(77,578)	(24,831)
Ending net loss and loss expense reserves	$4,073,144	$3,665,271	$2,814,754
Reinsurance recoverable (3)	40,658	30,767	44,059
Ending gross loss and loss expense reserves (4)	$4,113,802	$3,696,038	$2,858,813

(1)	Total losses and loss expenses (benefit) includes $(20,348), $5,421 and $47,085 for the years ended December 31, 2017, 2016 and 2015, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain R&Ws within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranties for the year ended December 31, 2017, 2016 and 2015 was $72,003, $(71,369) and $(303,633), respectively.

(3)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $339, $(349) and $(60) as of December 31, 2017, 2016 and 2015, respectively, related to previously presented loss and loss expenses and subrogation.

(4)	Includes Euro denominated gross loss and loss expense reserves of $21,116 (€17,582), $21,375 (€20,297) and $19,019 (€17,515) at December 31, 2017, 2016 and 2015, respectively.
For 2017, the net adverse development in prior years was primarily the result of negative development in certain public finance transactions, including Puerto Rico, and interest accrued on Deferred Amounts partially offset by positive developments in certain Ambac UK transactions, including a benefit related to a confidential settlement of litigation brought by Ambac UK in the name of Ballantyne Re plc ("Ballantyne").

•	Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities. Each has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges and general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have and will continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by variability in economic growth, tax revenues, essential services expense as well as federal funding of Commonwealth needs. In addition, our exposure to Puerto Rico is impacted by the significant damage to the Commonwealth that was inflicted by Hurricane Maria, which made landfall on September 20, 2017, as well as Hurricane Irma, which passed just north of the island on September 6, 2017. The longer term recovery of the economy of the Commonwealth and its essential infrastructure will likely be highly dependent on the amount, timing and effectiveness of Federal aid.
Substantial uncertainty also exists with respect to the ultimate outcome for creditors in Puerto Rico due to legislation enacted by the Commonwealth and the United States, including PROMESA, as well as actions taken in reliance on such laws, including Title III filings. Ambac Assurance is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests. Ambac Assurance is also participating in a mediation process with respect to potential debt restructurings. Mediation may not be productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could significantly or further impair our exposures.
While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated

| Ambac Financial Group, Inc. 107 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

therewith as well as the uncertainties emanating from the damage caused by hurricanes Maria and Irma, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially by a material amount, and may be subject to material volatility.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the year ended December 31, 2017, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $476,303, which was significantly impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at December 31, 2017, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,500,000. However, there can be no assurance that losses may not exceed such amount.

•	Ballantyne Litigation
On March 25, 2017, Ambac UK agreed in principle to a confidential settlement of litigation brought by Ambac UK in the name of Ballantyne against J.P. Morgan Investment Management Inc. ("JPMIM") relating to the management of Ballantyne’s investment accounts, which were funded with the proceeds of notes issued in 2006 in connection with a structured reinsurance transaction and guaranteed in part by Ambac UK. On April 11, 2017, Ambac UK, Ballantyne and JPMIM signed a settlement agreement. Pursuant to the settlement, Ballantyne received a payment of $325,600 from JPMIM in return for releases of all claims by Ballantyne and Ambac UK. As a result of the settlement, Ambac recognized an incremental benefit through a reduction in losses and loss expenses of approximately $91,600 in the first quarter of 2017. Ambac had previously included an estimated benefit through a reduction of loss and loss expense reserves of approximately $53,000 related to our probability weighted estimate of the value of the litigation. The total $144,600 benefit recognized from the settlement of the litigation will reduce the ultimate Ballantyne claims Ambac UK is expecting to pay and not result in a direct cash payment to Ambac UK.
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

| Ambac Financial Group, Inc. 108 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at December 31, 2017 and 2016. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at December 31, 2017 and 2016 was 2.5% and 2.7%, respectively.

	Surveillance Categories as of December 31, 2017
	I	IA	II	III	IV	V	Total
Number of policies	26	20	26	22	179	4	277
Remaining weighted-average contract period (in years) (1)	10	23	10	24	13	4	17
Gross insured contractual payments outstanding:
Principal	$1,046,267	$531,190	$1,199,909	$1,998,861	$6,862,281	$48,562	$11,687,070
Interest	531,657	584,098	413,045	7,182,715	2,469,765	16,332	11,197,612
Total	$1,577,924	$1,115,288	$1,612,954	$9,181,576	$9,332,046	$64,894	$22,884,682
Gross undiscounted claim liability (2)	$4,434	$56,659	$77,289	$1,412,976	$6,409,340	$64,863	$8,025,561
Discount, gross claim liability	(465)	(13,095)	(12,250)	(643,897)	(616,559)	(4,739)	(1,291,005)
Gross claim liability before all subrogation and before reinsurance	$3,969	$43,564	$65,039	$769,079	$5,792,781	$60,124	$6,734,556
Less:
Gross RMBS subrogation (3)	—	—	—	—	(1,857,502)	—	(1,857,502)
Discount, RMBS subrogation	—	—	—	—	23,115	—	23,115
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,834,387)	—	(1,834,387)
Less:
Gross other subrogation (4)	—	(7,990)	(9,371)	(53,070)	(743,456)	(13,191)	(827,078)
Discount, other subrogation	—	5,169	2,550	8,349	67,045	3,709	86,822
Discounted other subrogation, before reinsurance	—	(2,821)	(6,821)	(44,721)	(676,411)	(9,482)	(740,256)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$3,969	$40,743	$58,218	$724,358	$3,281,983	$50,642	$4,159,913
Less: Unearned premium revenue	(2,126)	(9,990)	(12,238)	(46,086)	(64,786)	(276)	(135,502)
Plus: Loss expense reserves	16,116	3,242	665	13,331	56,037	—	89,391
Gross loss and loss expense reserves	$17,959	$33,995	$46,645	$691,603	$3,273,234	$50,366	$4,113,802
Reinsurance recoverable reported on Balance Sheet (5)	$202	$4,894	$9,424	$38,465	$(11,988)	$—	$40,997

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(3)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(4)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions including RMBS.

(5)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $40,658 related to future loss and loss expenses and $339 related to presented loss and loss expenses and subrogation.

| Ambac Financial Group, Inc. 109 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Surveillance Categories as of December 31, 2016
	I	IA	II	III	IV	V	Total
Number of policies	19	22	26	43	169	3	282
Remaining weighted-average contract period (in years) (1)	9	8	30	17	14	5	16
Gross insured contractual payments outstanding:
Principal	$918,456	$733,036	$1,992,543	$1,779,889	$7,926,991	$49,247	$13,400,162
Interest	345,802	199,631	7,080,969	1,110,051	2,275,421	14,185	11,026,059
Total	$1,264,258	$932,667	$9,073,512	$2,889,940	$10,202,412	$63,432	$24,426,221
Gross undiscounted claim liability (2)	$3,439	$21,175	$547,550	$861,455	$6,139,060	$63,431	$7,636,110
Discount, gross claim liability	(314)	(1,243)	(331,234)	(256,108)	(710,608)	(5,859)	(1,305,366)
Gross claim liability before all subrogation and before reinsurance	$3,125	$19,932	$216,316	$605,347	$5,428,452	$57,572	$6,330,744
Less:
Gross RMBS subrogation (3)	—	—	—	—	(1,926,165)	—	(1,926,165)
Discount, RMBS subrogation	—	—	—	—	19,130	—	19,130
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,907,035)	—	(1,907,035)
Less:
Gross other subrogation (4)	—	—	(14,529)	(118,272)	(593,919)	(12,751)	(739,471)
Discount, other subrogation	—	—	6,526	13,426	56,273	3,854	80,079
Discounted other subrogation, before reinsurance	—	—	(8,003)	(104,846)	(537,646)	(8,897)	(659,392)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$3,125	$19,932	$208,313	$500,501	$2,983,771	$48,675	$3,764,317
Less: Unearned premium revenue	(2,394)	(1,807)	(49,578)	(31,785)	(57,194)	(383)	(143,141)
Plus: Loss expense reserves	6,621	339	777	11,036	56,089	—	74,862
Gross loss and loss expense reserves	$7,352	$18,464	$159,512	$479,752	$2,982,666	$48,292	$3,696,038
Reinsurance recoverable reported on Balance Sheet (5)	$120	$6,063	$2,737	$39,352	$(17,854)	$—	$30,418

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

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

Representation and Warranty Recoveries:
Ambac records estimated subrogation recoveries for breaches of R&Ws by sponsors of certain RMBS transactions. For a discussion of the approach utilized to estimate R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies. R&W subrogation may include estimates of potential sponsor settlements, but have not been subject to a sampling approach. However, such estimates are not material to Ambac’s financial results and therefore are included in the below table.
Ambac has recorded R&W subrogation recoveries of $1,834,387, ($1,806,736 net of reinsurance) and $1,907,035, ($1,878,740 net of reinsurance) at December 31, 2017 and 2016, respectively. The balance of R&W subrogation recoveries and the related loss reserves at December 31, 2017 and 2016, are as follows:

| Ambac Financial Group, Inc. 110 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2)(3)	Gross loss reserves after subrogation recoveries
At December 31, 2017	$1,366,483	$(1,834,387)	$(467,904)

At December 31, 2016	$1,351,640	$(1,907,035)	$(555,395)

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

Below is the rollforward of R&W subrogation for the affected periods:

Year ended December 31,	2017	2016	2015
Discounted RMBS subrogation (gross of reinsurance) at beginning of year	$1,907,035	$2,829,575	$2,523,540
Impact of sponsor actions (1)	—	(995,000)	—
All other changes (2)	(72,648)	72,460	306,035
Discounted RMBS subrogation (gross of reinsurance) at end of year	$1,834,387	$1,907,035	$2,829,575

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

(2)
All other changes which may impact R&W subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor and/or the projected timing of recoveries. All other changes may also include estimates of potential sponsor settlements that may not have been subject to a sampling approach or have been executed but the settlement amounts have not yet been received. Those that have not been subject to a sampling approach are not material to Ambac’s financial results and therefore are included in this table.

Assumed Reinsurance:
Assumed par outstanding was $219,100 and $243,700 at December 31, 2017 and 2016, respectively.
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
Ambac Assurance’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $93,192 at December 31, 2017. Credit exposure existed at December 31, 2017 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. At December 31, 2017, there were ceded reinsurance balances payable of $37,876 offsetting this credit exposure.

| Ambac Financial Group, Inc. 111 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

To minimize its credit exposure to losses from reinsurer insolvencies, Ambac Assurance (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (ii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to $115,561 from its reinsurers at December 31, 2017. As of December 31, 2017, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $4,424,000 with the largest reinsurer accounting for $3,668,000 or 5.5% of gross par outstanding at December 31, 2017. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2017 and its rating levels obtained from each reinsurers website as of February 27, 2018:

Reinsurers	Moody’s Rating	Percentage Ceded Par	Net Unsecured Reinsurance Recoverable(1)
Assured Guaranty Re Ltd	NR	82.9%	$—
Assured Guaranty Corporation	A3	9.2	—
Sompo Japan Nipponkoa Insurance, Inc.	A1	7.9	—
Total		100%	$—

(1)
Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac Assurance.

Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the years ended December 31, 2017, 2016 and 2015, the insurance intangible amortization expense was $150,854, $174,608 and $169,557, respectively. As of December 31, 2017 and 2016, the gross carrying value of the insurance intangible asset was $1,581,156 and $1,534,419, respectively. Accumulated amortization of the insurance intangible asset was $734,183 and $572,339, as of December 31, 2017 and 2016, respectively, resulting in a net insurance intangible asset of $846,973 and $962,080, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

Future Insurance Intangible Amortization (1)
2018	2019	2020	2021	2022	Thereafter
$76,638	$69,082	$63,892	$58,207	$53,908	$525,246

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
As the principal, or domiciliary, regulator of Ambac Assurance and Everspan, OCI has primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings. Additionally, the accounts and operations of Ambac Assurance and Everspan are subject to periodic comprehensive examinations by the OCI. Wisconsin Insurance Laws require regulated insurance companies to maintain minimum standards of business conduct, maintain minimum surplus to policyholders, meet certain financial tests, and file certain reports, including information concerning their capital structure, ownership, financial condition and enterprise risk. Ambac Assurance and Everspan are not subject to risk-based capital requirements, since they are financial guarantee insurers. Ambac Assurance and Everspan are in compliance with minimum surplus levels. Wisconsin Insurance Laws also require prior approval by OCI of certain transactions between Ambac Assurance or Everspan and their respective affiliates.

| Ambac Financial Group, Inc. 112 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

In addition, pursuant to the terms of the Settlement Agreement and the Stipulation and Order, Ambac Assurance must seek prior approval by OCI of certain corporate actions. The Settlement Agreement and Stipulation and Order include covenants which restrict the operations of Ambac Assurance. The Settlement Agreement will remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full. The Stipulation and Order will remain in force for so long as OCI determines it to be necessary. Certain of the restrictions in the Settlement Agreement may be waived with the approval of the OCI and/or the requisite percentage of holders of surplus notes issued in connection with the Settlement Agreement.
New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance and Everspan. The New York financial guarantee insurance law also establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. At December 31, 2017, Ambac Assurance is in compliance with applicable aggregate risk limits but not in compliance with applicable single risk limits. Through run-off of the portfolio, Ambac Assurance will continue to seek the reduction in its exposure for compliance with applicable single and aggregate risk limits, but may not be able to do so. Everspan is in compliance with all of such limits.
Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by Wisconsin Insurance law and OCI actions thereunder. A Wisconsin insurance company uses such statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting its financial condition and results of operations, including for determining its solvency under Wisconsin Insurance Law. The State of Wisconsin has adopted the applicable National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures manual (“NAIC SAP”) as a component of prescribed practices by the State of Wisconsin. Ambac Assurance’s statutory policyholder surplus was $699,614 at December 31, 2017, as compared to $976,477 as of December 31, 2016. Statutory policyholder surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, investments, consolidation of subsidiaries and variable interest entities, premiums earned and surplus notes differently.
The OCI has prescribed or permitted accounting practices for Ambac Assurance. As a result of the prescribed and permitted practices discussed below, Ambac Assurance’s statutory surplus at December 31, 2017 and 2016 was lower by $104,097 and higher by $17,290, respectively, than if Ambac Assurance had reported such amounts in accordance with NAIC SAP.
Prescribed Accounting Practices:

•
OCI has prescribed an accounting practice that differs from NAIC SAP. Paragraph 8 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” (“SSAP 60”) allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of each calendar year. Additionally, in accordance with paragraph 13.e of Statutory Accounting Principles No. 97 "Investments in Subsidiary, Controlled and Affiliated Entities" and paragraph 8 of Statutory Accounting Principles No. 5R “Liabilities, Contingencies and Impairments of Assets - Revised”, Ambac Assurance records probable losses on its subsidiaries for which it guarantees their obligations. Ambac also discounts probable losses on guarantees of subsidiary obligations using a discount rate equal to the average rate of return on its admitted assets. Ambac Assurance’s average rates of return on its admitted assets at December 31, 2017 and 2016 were 9.52% and 7.63%, respectively. OCI has directed Ambac Assurance to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees.

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

•
OCI had extended the preceding prescribed practice related to surplus notes to the evaluation of other-than-temporary impairments for Ambac Assurance guaranteed securities held in the investment portfolio. Paragraph 35 of Statement of Statutory Accounting Principles No. 43R ”Loan-backed and Structured Securities” states that when an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. Under NAIC SAP, the present value of cash flows expected to be collected should include the fair value of surplus notes received from the Segregated Account, as required under the originally confirmed Segregated Account Rehabilitation Plan. OCI had prescribed an accounting practice that differed from NAIC SAP and has directed Ambac Assurance to utilize par value rather than fair value of these surplus notes in this computation. As a result of the amended Segregated Account Rehabilitation Plan becoming effective on June 12, 2014, this prescribed

| Ambac Financial Group, Inc. 113 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

practice is no longer applicable. Ambac Assurance received a new prescribed practice from OCI with regard to the carrying value of investments in Ambac Assurance insured securities with policies that were allocated to the Segregated Account. The new prescribed practice, effective beginning June 11, 2014, exempts Ambac Assurance from evaluating such investments for other than temporary impairments and requires all such investments be reported at amortized cost regardless of its NAIC risk designation. This accounting determination is intended to recognize that Ambac Assurance continues to maintain statutory loss reserves without adjustment for the economic effects of its ownership of the insured investment securities, improve transparency to the users of the statutory financial statements and to minimize operational risks. As a result of the exit of the Segregated Account from rehabilitation on February 12, 2018, this prescribed practice will no longer be applicable.

•
OCI has prescribed an accounting practice related to the total liabilities and total surplus of the Segregated Account that are reported as discrete components of Ambac Assurance’s liabilities and surplus reported in Ambac Assurance’s statutory basis financial statements. Pursuant to this prescribed practice, the results of the Segregated Account are not included in Ambac Assurance’s financial statements if Ambac Assurance’s surplus is (or would be) less than the Minimum Surplus Amount (i.e., $100,000. As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Aggregate Excess of Loss Reinsurance Agreement between Ambac Assurance (as reinsurer) and the Segregated Account were not capped. As a result of the exit of the Segregated Account from rehabilitation on February 12, 2018, this prescribed practice will no longer be applicable.

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

•
Ambac Assurance received permission from OCI to report investment holdings of Ambac Assurance insured securities as a separate invested asset on the balance sheet rather than combined with other bond investments. This permitted practice only impacts the balance sheet classification and has no impact on the valuation of the securities to which it applies or to statutory surplus.

•
Effective upon the exit of the Segregated Account from Rehabilitation and the merger of the Segregated Account with Ambac Assurance, Ambac Assurance received permission from OCI to restate its unassigned funds (surplus) balance to $100,000 with an offsetting reduction to gross paid-in and contributed surplus such that total surplus remains unchanged.

United Kingdom
The Prudential Regulatory Authority (“PRA”) and Financial Conduct Authority (“FCA”) (and their predecessor regulator the Financial Services Authority (“FSA”)) are the dual statutory regulator responsible for regulating the financial services industry in the United Kingdom, with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. In addition, the regulatory regime in the United Kingdom must comply with certain EU legislation binding on all EU member states.
These regulators have exercised significant oversight of Ambac UK since 2008, after Ambac, Ambac Assurance and Ambac UK began experiencing financial stress. In 2009, Ambac UK’s license to write new business was curtailed by the FSA and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its credit, suretyship and financial guarantee insurance portfolio in the United Kingdom, and to do the same through a branch in Milan, Italy, and a number of other European Union (“EU”) countries. EU legislation has allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions.
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
Dividend Restrictions, Including Contractual Restrictions
Due to losses experienced by Ambac Assurance, Ambac Assurance has been unable to pay common dividends to Ambac since 2008 and will be unable to pay common dividends in 2018 without the prior consent of the OCI, which is unlikely. Ambac Assurance’s ability to pay dividends is further restricted by the Settlement Agreement (as described below), by the terms of its AMPS (as described below) and by the Stipulation and Order. See Note 1. Background and Business Description for further information.
Subject to the foregoing, pursuant to the Wisconsin Insurance Laws, Ambac Assurance and Everspan may declare dividends, subject to restrictions in their respective articles of incorporation, provided that, after giving effect to the distribution, such dividends would not violate certain statutory

| Ambac Financial Group, Inc. 114 2017 FORM 10-K |

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
Pursuant to the Settlement Agreement Ambac Assurance may not make any “Restricted Payment” (which includes dividends from Ambac Assurance to Ambac) in excess of $5,000 in the aggregate per annum, other than Restricted Payments from Ambac Assurance to Ambac in an amount up to $7,500 per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of Ambac Assurance's surplus notes would also need to be redeemed at par.
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
The Stipulation and Order requires OCI approval for the payment of any dividend or distribution on the common stock of Ambac Assurance.
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
Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts, certain uncollateralized interest rate swap contracts, equity interests in Ambac sponsored special purpose entities and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities, loan receivables, and certain long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

| Ambac Financial Group, Inc. 115 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2017 and 2016, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2017:
Financial assets:
Fixed income securities:
Municipal obligations	$779,834	$779,834	$—	$779,834	$—
Corporate obligations	860,075	860,075	450	859,625	—
Foreign obligations	26,543	26,543	25,615	928	—
U.S. government obligations	85,408	85,408	85,408	—	—
Residential mortgage-backed securities	2,251,333	2,251,333	—	1,515,316	736,017
Collateralized debt obligations	51,037	51,037	—	51,037	—
Other asset-backed securities	597,942	597,942	—	525,402	72,540
Fixed income securities, pledged as collateral:
U.S. government obligations	99,719	99,719	99,719	—	—
Short term investments	557,270	557,270	389,299	167,971	—
Other investments (1)	431,630	413,977	56,498	29,750	17,288
Cash and cash equivalents	623,703	623,703	615,073	8,630	—
Loans	10,358	10,284	—	—	10,284
Derivative assets:
Interest rate swaps—asset position	73,199	73,199	—	11,825	61,374
Other assets	5,979	5,979	—	—	5,979
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,914,145	2,914,145	—	—	2,914,145
Restricted cash	978	978	978	—	—
Loans	11,529,384	11,529,384	—	—	11,529,384
Derivative assets:
Currency swaps-asset position	54,877	54,877	—	54,877	—
Total financial assets	$20,853,695	$20,835,968	$1,173,321	$4,005,195	$15,347,011
Financial liabilities:
Long term debt, including accrued interest	1,428,680	1,369,499	—	1,046,511	322,988
Derivative liabilities:
Credit derivatives	566	566	—	—	566
Interest rate swaps—asset position	(627)	(627)	—	(627)	—
Interest rate swaps—liability position	81,495	81,495	—	81,495	—
Futures contracts	1,348	1,348	1,348	—	—
Liabilities for net financial guarantees written (2)	3,435,438	4,842,402	—	—	4,842,402
Variable interest entity liabilities:
Long-term debt	12,160,544	12,160,544	—	9,402,856	2,757,688
Derivative liabilities:
Interest rate swaps—liability position	2,205,264	2,205,264	—	2,205,264	—
Total financial liabilities	$19,312,708	$20,660,491	$1,348	$12,735,499	$7,923,644

| Ambac Financial Group, Inc. 116 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2016:
Financial assets:
Fixed income securities:
Municipal obligations	$374,368	$374,368	$—	$374,368	$—
Corporate obligations	1,802,165	1,802,165	—	1,802,165	—
Foreign obligations	43,135	43,135	42,212	923	—
U.S. government obligations	36,186	36,186	36,186	—	—
U.S. agency obligations	4,060	4,060	—	4,060	—
Residential mortgage-backed securities	2,351,595	2,351,595	—	1,654,882	696,713
Collateralized debt obligations	113,923	113,923	—	113,923	—
Other asset-backed securities	828,783	828,783	—	762,793	65,990
Fixed income securities, pledged as collateral:
U.S. government obligations	64,905	64,905	64,905	—	—
Short term investments	430,788	430,788	371,367	59,421	—
Other investments (1)	450,307	435,237	83,791	—	14,934
Cash and cash equivalents	91,025	91,025	46,587	44,438	—
Loans	4,160	4,066	—	—	4,066
Derivative assets:
Interest rate swaps—asset position	77,206	77,206	—	16,950	60,256
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	536	536	536	—	—
Other assets	7,382	7,382	—	—	7,382
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,622,566	2,622,566	—	—	2,622,566
Restricted cash	4,873	4,873	4,873	—	—
Derivative assets:
Currency swaps-asset position	80,407	80,407	—	80,407	—
Loans	10,658,963	10,658,963	—	—	10,658,963
Total financial assets	$20,047,333	$20,032,169	$650,457	$4,914,330	$14,130,870
Financial liabilities:
Obligations under investment agreements	$82,358	$82,333	$—	$—	$82,333
Long term debt, including accrued interest	1,536,352	1,494,340	—	1,147,728	346,612
Derivative liabilities:
Credit derivatives	15,349	15,349	—	—	15,349
Interest rate swaps—asset position	(61,839)	(61,839)	—	(61,839)	—
Interest rate swaps—liability position	365,776	365,776	—	220,587	145,189
Liabilities for net financial guarantees written (2)	3,009,943	4,490,070	—	—	4,490,070
Variable interest entity liabilities:
Long-term debt	11,155,936	11,155,936	—	8,573,716	2,582,220
Derivative liabilities:
Interest rate swaps—liability position	2,078,601	2,078,601	—	2,078,601	—
Currency swaps—liability position	—	—	—	—	—
Total financial liabilities	$18,182,476	$19,620,566	$—	$11,958,793	$7,661,773

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $310,441 and $336,513 as of December 31, 2017 and 2016, respectively, which are measured using NAV per share as a practical expedient.

| Ambac Financial Group, Inc. 117 2017 FORM 10-K |

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

Determination of Fair Value:
When available, Ambac uses quoted active market prices specific to the financial instrument to determine fair value, and classifies such items within Level 1. The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different values for financial instruments. In addition, the use of internal valuation models may require assumptions about hypothetical or inactive markets. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value.
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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At December 31, 2017, approximately 6%, 79%, and 15% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2016, approximately 5%, 82%, and 13% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. Among the investments valued using internal valuation models are Ambac insured securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. These securities are internally valued based upon the valuation of Ambac Assurance's surplus notes and comprise 13% and 12% of the portfolio at December 31, 2017 and 2016, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: A portion of these securities are guaranteed under policies that were subject to the Segregated Account Rehabilitation Plan and had projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. The fair value of such securities classified as Level 3 was $709,950 and $696,713 at December 31, 2017 and 2016, respectively. Fair value

| Ambac Financial Group, Inc. 118 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan effective in 2017, were to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Following the consummation of the Rehabilitation Exit Transactions on February 12, 2018, under which surplus notes tendered did receive consideration equal that paid to settle Deferred Amounts, remaining surplus notes outstanding will no longer be treated pari passu with payments on insurance obligations. Refer to Note 1. Background and Business Description for further details of the Rehabilitation Exit Transactions.
The remaining portion of Level 3 residential mortgage-backed securities are an Ambac-insured re-REMIC containing distressed mortgage-backed securities as collateral, the fair value of which was $26,067 at December 31, 2017. There were $0 such securities classified as Level 3 as of December 31, 2016. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at December 31, 2017 were as follows:

December 31, 2017:
a. Coupon rate:	2.05%
b. Average Life:	0.65 years
c. Yield:	10.00%
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $72,540 and $65,990 at December 31, 2017 and 2016, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at December 31, 2017 and 2016 include the following weighted averages:

December 31, 2017:		December 31, 2016:
a. Coupon rate:	5.97%	a. Coupon rate:	5.93%
b. Average Life:	17.02 years	b. Average Life:	17.74 years
c. Yield:	12.00%	c. Yield:	13.50%
Other Investments:
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment funds are valued using the net asset value (“NAV”) per share as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 10. Investments for additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
Other investments also includes Ambac's equity interest in a non-consolidated VIE, which is carried under the equity method. Valuation of this equity interest is internally calculated using a discounted cash flow approach and is classified as Level 3.
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. The fair value of credit derivative liabilities was reduced by $60 and $1,924 at December 31, 2017 and 2016, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swaps may also require an adjustment to fair value to reflect Ambac’s credit risk. During the three months ended June 30, 2017, interest rate swaps that had incorporated an Ambac CVA into the valuation were terminated. As a result, derivative liabilities are no longer reduced as a result of Ambac CVA at December 31, 2017 compared to $44,973 at December 31, 2016. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations.
As described further below, certain valuation models require other inputs that are not readily observable in the market. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market.
Derivatives that are less complex may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate swaps, for which we generally utilize vendor-developed models. These models provide the net present value of

| Ambac Financial Group, Inc. 119 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the derivatives, have increased collateral requirements and triggered termination provisions in certain interest rate swaps. Termination activity since the initial rating downgrades of Ambac Assurance provided additional information about the replacement and/or exit value of certain derivatives, which has been incorporated into the fair value of these derivatives as appropriate. Generally, the need for counterparty (or Ambac) CVAs is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments. The valuation of such derivatives is generally classified as Level 3.
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
Key variables used in the valuation of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings and the CVA applied against Ambac Assurance liabilities by market participants. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s Risk Management group. Fair values of the underlying reference obligations are obtained from broker quotes when available or are estimated internally using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio.
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
Information about the above described model inputs used to determine the fair value of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of December 31, 2017 and 2016 is summarized below:

December 31,	2017	2016
Number of CDS transactions	2	8
Notional outstanding	$325,890	$737,380
Weighted average reference obligation price	99.3	93.5
Weighted average life (WAL) in years	6.5	5.2
Weighted average credit rating	A	A-
Weighted average relative change ratio	23.6%	31.6%
CVA percentage	9.64%	11.14%
Fair value of derivative liabilities	$566	$15,349
The maximum potential amount of future payments under Ambac’s credit derivative contracts is generally the notional outstanding amount included in the above table plus future interest payments by the derivative reference obligations. Since Ambac’s credit derivatives typically reference obligations of or assets held by special purpose entities that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 3. Special Purpose Entities, Including Variable Interest Entities.
Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income (Loss). Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s Risk Management group tracks credit migration of CDS contracts’ reference obligations from period to period. Credits are assigned risk classifications by the Risk Management group. As of December 31, 2017, there

| Ambac Financial Group, Inc. 120 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

are no CDS contracts on Ambac’s adversely classified credit listing. As of December 31, 2016, there were two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $6,123 and total notional outstanding of $67,783.
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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, net cash flows for each policy includes future: (i) installment premium receipts, (ii) gross claim payments, (iii) subrogation receipts, and (iv) unpaid claims on claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and interest thereon. The timing of future claim payments of the Segregated Account was at the sole discretion of the Rehabilitator until the Segregated Account rehabilitation was concluded on February 12, 2018. For ceded reinsurance contracts, net cash flows for each policy includes future: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each assumed,or ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. A profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
This methodology is based on management’s expectations of how a market participant would estimate net cash flows. We are aware of a number of factors that may cause such fair or exit value to differ, perhaps materially. For example, (i) since no financial guarantor with Ambac Assurance’s credit quality is writing or otherwise obtaining financial guarantee business (e.g. reinsurance or novation of policies from other insurers) we do not have access to observable pricing data points and (ii) certain segments of Ambac's financial guarantees were allocated to the Segregated Account and timing of the payments of such liabilities were at the sole discretion of the Rehabilitator.
Long-term Debt:
Long-term debt includes surplus notes issued by Ambac Assurance, surplus notes issued by the Segregated Account of Ambac Assurance, which became obligations of Ambac Assurance when the Rehabilitation Exit Transactions were effectuated on February 12, 2018, and notes outstanding to third parties arising from Ambac Assurance's secured borrowing transaction. The fair values of Ambac Assurance surplus notes and the secured borrowing notes are based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. The fair value of Segregated Account surplus notes were classified as Level 3 and are internally estimated considering market transactions when available and internally developed discounted cash flow models. Internal valuation estimates of Segregated Account surplus notes considered differences in contractual accrued interest and seniority of payment relative to Ambac Assurance surplus notes.
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

| Ambac Financial Group, Inc. 121 2017 FORM 10-K |

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
European ABS transactions: The fair value of such obligations classified as Level 3 was $2,757,688 and $2,551,278 at December 31, 2017 and 2016, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at December 31, 2017 and 2016 include the following weighted averages:

December 31, 2017		December 31, 2016
a. Coupon rate:	0.40%	a. Coupon rate:	0.46%
b. Maturity:	15.28 years	b. Maturity:	16.16 years
c. Yield:	4.82%	c. Yield:	4.95%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $0 and $30,942 at December 31, 2017 and 2016, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac, when applicable, discounted at a rate that incorporates Ambac’s own credit risk. As a result of a negotiated settlement to refinance this Ambac-insured debt, the final paydown of the bond occurred in October 2017.
Significant inputs for the valuation at December 31, 2016, include the following weighted averages:

December 31, 2016
a. Coupon rate:	5.88%
b. Maturity:	20.85 years
c. Yield:	5.86%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at December 31, 2017 and 2016 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.1% and 3.6% at December 31, 2017 and 2016, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2017, 2016 and 2015. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

| Ambac Financial Group, Inc. 122 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2017	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$762,703	$7,382	$(100,282)	$2,622,566	$10,658,963	$(2,582,220)	$11,369,112
Total gains/(losses) realized and unrealized:
Included in earnings	65,195	(1,403)	62,847	70,928	550,021	35,009	782,597
Included in other comprehensive income	6,392	—	—	253,429	1,004,284	(254,093)	1,010,012
Purchases	35,781	—	—	—	—	—	35,781
Sales	(79,319)	—	—	—	—	—	(79,319)
Settlements	(29,963)	—	98,243	(32,778)	(683,884)	43,616	(604,766)
Transfers into Level 3	47,768	—	—	—	—	—	47,768
Transfers out of Level 3	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—	—	—
Balance, end of period	$808,557	$5,979	$60,808	$2,914,145	$11,529,384	$(2,757,688)	$12,561,185
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,403)	$8,913	$70,928	$547,004	$36,851	$662,293

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2016	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
Total gains/(losses) realized and unrealized:
Included in earnings	54,600	(1,314)	(15,374)	508,873	1,166,898	(842,748)	870,935
Included in other comprehensive income	40,518	—	—	(474,863)	(1,944,821)	486,218	(1,892,948)
Purchases	99,018	—	—	—	—	—	99,018
Sales	—	—	—	—	—	—	—
Settlements	(28,682)	—	14,284	—	(253,438)	216,582	(51,254)
Transfers into Level 3	108,365	—	—	—	—	—	108,365
Transfers out of Level 3	—	—	—	—	—	737,898	737,898
Deconsolidations of VIEs	—	—	—	—	—	—	—
Balance, end of period	$762,703	$7,382	$(100,282)	$2,622,566	$10,658,963	$(2,582,220)	$11,369,112
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,314)	$(16,351)	$508,873	$1,166,898	$(842,748)	$815,358

| Ambac Financial Group, Inc. 123 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2015	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$198,201	$12,036	$(215,346)	$2,743,050	$12,371,177	$(1,263,664)	$13,845,454
Total gains/(losses) realized and unrealized:
Included in earnings	30,083	(1,635)	16,571	(7,263)	569,617	(1,152,681)	(545,308)
Included in other comprehensive income	(73,559)	—	—	(147,231)	(612,941)	93,812	(739,919)
Purchases	359,193	—	—	—	—	—	359,193
Sales	—	—	—	—	—	—	—
Settlements	(25,034)	(1,705)	11,365	—	(312,406)	(17,085)	(344,865)
Transfers into Level 3	—	—	88,218	—	—	(840,552)	(752,334)
Transfers out of Level 3	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	(325,123)	—	(325,123)
Balance, end of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,635)	$(25,980)	$(7,263)	$589,634	$(1,161,991)	$(607,235)
The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level-3 Investments by Class
	2017			2016
Year Ended December 31,	Other asset backed securities	Non-Agency RMBS	Total investments	Other asset backed securities	Non-Agency RMBS	Total investments
Balance, beginning of period	$65,990	$696,713	$762,703	$—	$488,884	$488,884
Total gains/(losses) realized and unrealized:
Included in earnings	1,433	63,762	65,195	1,908	52,692	54,600
Included in other comprehensive income	6,130	262	6,392	(5,597)	46,115	40,518
Purchases	—	35,781	35,781	—	99,018	99,018
Sales	—	(79,319)	(79,319)	—	—	—
Settlements	(1,013)	(28,950)	(29,963)	(1,028)	(27,654)	(28,682)
Transfers into Level 3	—	47,768	47,768	70,707	37,658	108,365
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$72,540	$736,017	$808,557	$65,990	$696,713	$762,703
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

| Ambac Financial Group, Inc. 124 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 Investments by Class
	2015
Year Ended December 31, 2015	Other asset backed securities	Corporate obligations	Non-Agency RMBS	Total investments
Balance, beginning of period	$—	$3,808	$194,393	$198,201
Total gains/(losses) realized and unrealized:
Included in earnings	—	(19)	30,102	30,083
Included in other comprehensive income	—	(286)	(73,273)	(73,559)
Purchases	—	—	359,193	359,193
Sales	—	—	—	—
Settlements	—	(3,503)	(21,531)	(25,034)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$—	$488,884	$488,884
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—

Level-3 Derivatives by Class
	2017			2016
Year Ended December 31,	Interest rate swaps	Credit derivatives	Total derivatives	Interest rate swaps	Credit derivatives	Total derivatives
Balance, beginning of period	$(84,933)	$(15,349)	$(100,282)	$(64,649)	$(34,543)	$(99,192)
Total gains/(losses) realized and unrealized:
Included in earnings	46,475	16,372	62,847	(35,480)	20,106	(15,374)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	99,832	(1,589)	98,243	15,196	(912)	14,284
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$61,374	$(566)	$60,808	$(84,933)	$(15,349)	$(100,282)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$6,716	$2,197	$8,913	$(35,480)	$19,129	$(16,351)
| Ambac Financial Group, Inc. 125 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 Derivatives by Class
	2015
Year Ended December 31,	Interest rate swaps	Credit derivatives	Total derivatives
Balance, beginning of period	$(141,887)	$(73,459)	$(215,346)
Total gains/(losses) realized and unrealized:
Included in earnings	(25,130)	41,701	16,571
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Sales	—	—	—
Settlements	14,150	(2,785)	11,365
Transfers into Level 3	88,218	—	88,218
Transfers out of Level 3	—	—	—
Balance, end of period	$(64,649)	$(34,543)	$(99,192)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(25,130)	$(850)	$(25,980)
Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3. Non-agency RMBS securities transferred into Level 3 in 2017 consist of an Ambac-insured re-REMIC collateralized by distressed mortgage-backed securities and certain Ambac-insured RMBS for which projected cash flows consist solely of Deferred Amounts and interest thereon. Non-agency RMBS transferred into Level 3 in 2016 consist of certain investments in Ambac-wrapped RMBS securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. Other asset-backed securities transferred into Level 3 in 2016 consist of a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. These invested assets were internally valued as management could not corroborate the reasonableness of third party quotes.
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Interest rate swaps	Income (loss) on variable interest entities	Other income or (loss)
Year Ended December 31, 2017
Total gains or losses included in earnings for the period	65,195	1,589	14,783	46,475	655,956	(1,403)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	2,197	6,716	654,783	(1,403)

Year Ended December 31, 2016
Total gains or losses included in earnings for the period	$54,600	$912	$19,194	$(35,480)	$833,023	$(1,314)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	19,129	(35,480)	833,023	(1,314)

Year Ended December 31, 2015
Total gains or losses included in earnings for the period	$30,083	$2,785	$38,916	$(25,130)	$(590,327)	$(1,635)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(850)	(25,130)	(579,620)	(1,635)

| Ambac Financial Group, Inc. 126 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

10. INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed income securities classified as available-for-sale and equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities and are reported within Other investments on the Consolidated Balance Sheets. Other investments also include Ambac's interests in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2017 and 2016 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Non-Credit Other- than-temporary Impairments (1)
December 31, 2017
Fixed income securities:
Municipal obligations	$845,778	$3,456	$69,400	$779,834	$—
Corporate obligations	858,774	6,772	5,471	860,075	—
Foreign obligations	26,245	409	111	26,543	—
U.S. government obligations	86,900	261	1,753	85,408	—
Residential mortgage-backed securities	2,214,512	67,303	30,482	2,251,333	23,832
Collateralized debt obligations	50,754	283	—	51,037	—
Other asset-backed securities	531,660	66,899	617	597,942	—
	4,614,623	145,383	107,834	4,652,172	23,832
Short-term	557,476	3	209	557,270	—
	5,172,099	145,386	108,043	5,209,442	23,832
Fixed income securities pledged as collateral:
U.S. government obligations	99,719	—	—	99,719	—
Total collateralized investments	99,719	—	—	99,719	—
Total available-for-sale investments	$5,271,818	$145,386	$108,043	$5,309,161	$23,832

December 31, 2016
Fixed income securities:
Municipal obligations	$376,064	$5,509	$7,205	$374,368	$—
Corporate obligations	1,803,136	19,589	20,560	1,802,165	—
Foreign obligations	41,932	1,303	100	43,135	—
U.S. government obligations	33,732	2,551	97	36,186	—
U.S. agency obligations	4,063	—	3	4,060	—
Residential mortgage-backed securities	2,284,425	110,955	43,785	2,351,595	35,232
Collateralized debt obligations	113,650	493	220	113,923	—
Other asset-backed securities	778,383	58,028	7,628	828,783	—
	5,435,385	198,428	79,598	5,554,215	35,232
Short-term	430,827	5	44	430,788	—
	5,866,212	198,433	79,642	5,985,003	35,232
Fixed income securities pledged as collateral:
U.S. government obligations	64,833	72	—	64,905	—
Total collateralized investments	64,833	72	—	64,905	—
Total available-for-sale investments	$5,931,045	$198,505	$79,642	$6,049,908	$35,232

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2017 and 2016.

| Ambac Financial Group, Inc. 127 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2017, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$714,761	$714,507
Due after one year through five years	556,370	556,387
Due after five years through ten years	376,420	376,686
Due after ten years	827,341	761,269
	2,474,892	2,408,849
Residential mortgage-backed securities	2,214,512	2,251,333
Collateralized debt obligations	50,754	51,037
Other asset-backed securities	531,660	597,942
Total	$5,271,818	$5,309,161
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2017
Fixed income securities:
Municipal obligations	$667,335	$68,578	$32,525	$822	$699,860	$69,400
Corporate obligations	292,028	3,377	87,272	2,094	379,300	5,471
Foreign obligations	8,122	81	1,700	30	9,822	111
U.S. government obligations	74,188	1,653	5,525	100	79,713	1,753
Residential mortgage-backed securities	668,524	12,524	418,617	17,958	1,087,141	30,482
Other asset-backed securities	26,655	58	88,023	559	114,678	617
	1,736,852	86,271	633,662	21,563	2,370,514	107,834
Short-term	251,926	209	—	—	251,926	209
Total temporarily impaired securities	$1,988,778	$86,480	$633,662	$21,563	$2,622,440	$108,043

| Ambac Financial Group, Inc. 128 2017 FORM 10-K |

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
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of December 31, 2017 and 2016 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of December 31, 2017, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at December 31, 2017, $1,855,694 of the total fair value and $100,503 of the unrealized loss related to below investment grade and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2016, $890,952 of the total fair value and $53,273 of the unrealized loss related to below investment grade and non-rated securities. As discussed further below, most of the securities in a gross unrealized loss position that are below investment grade or non-rated are guaranteed by Ambac Assurance. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Municipal obligations
The gross unrealized losses on municipal obligations as of December 31, 2017 are primarily the result of the price declines on Ambac-insured Puerto Rico bonds, especially Puerto Rico Sales Tax Financing Corporation's Senior Sales Tax Revenue bonds. These bonds are below investment grade, long-dated zero coupon securities subject to higher than average price volatility that suffered additional downward price movement in late 2017 following the hurricanes that impacted Puerto Rico. Management has the ability and intent to hold these bonds and by virtue of the Ambac financial guarantee, believes that it is probable that all amounts due on the bonds will be paid timely and in full.

| Ambac Financial Group, Inc. 129 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Corporate obligations
The gross unrealized losses on corporate obligations as of December 31, 2016 and to a lesser extent at December 31, 2017 resulted from an increase in interest rates since purchase (or the Fresh Start Reporting Date of April 30, 2013 if owned as of that date). These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $30,482 of unrealized losses on residential mortgage-backed securities, $30,482 is attributable to Ambac insured securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since either the purchase date or Fresh Start Reporting Date of April 30, 2013 for securities owned prior to such date. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors.  Additionally, for Ambac insured securities that were allocated to the Segregated Account, expected future cash flows included assumptions about the timing and amount of Ambac Assurance claim payments, including interest on Deferred Amounts, although the actual timing of such payments were at the sole discretion of the Rehabilitator. These assumptions are used to project future cash flows for each security and at December 31, 2017 incorporate the 6.5% discount on the settlement of Deferred Amounts as part of the Rehabilitation Exit Transactions described in Note 1. Management considered this analysis in making our determination that a credit loss has not occurred at December 31, 2017 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

Year Ended December 31,	2017	2016	2015
Gross realized gains on securities	$29,080	$17,344	$58,218
Gross realized losses on securities	(18,945)	(8,239)	(10,558)
Foreign exchange (losses) gains	(4,769)	30,179	5,816
Net realized gains	$5,366	$39,284	$53,476
Net other-than-temporary impairments (1)	$(20,171)	$(21,819)	$(25,659)

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
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of December 31, 2017 and 2016 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Year Ended December 31,	2017	2016	2015
Balance, beginning of period	$52,070	$31,176	$14,062
Additions for credit impairments recognized on:
Securities not previously impaired	3,310	3,572	10,900
Securities previously impaired	11,705	17,322	6,214
Balance, end of period	$67,085	$52,070	$31,176
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Ambac pledges cash and securities it holds in its investment portfolio to investment agreement (prior to repayment in March 2017) and derivative counterparties, as collateral. Securities pledged to investment agreement counterparties were not to be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

| Ambac Financial Group, Inc. 130 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table presents collateral owned by Ambac that was pledged to investment agreement and derivative counterparties at December 31, 2017 and 2016:

	Fair value of cash and underlying securities	Fair value of cash and securities pledged to investment agreement counterparties	Fair value of cash and securities pledged to derivative counterparties
December 31, 2017:
Pledged cash and securities owned by Ambac	$120,645	$—	$120,645

December 31, 2016:
Pledged cash and securities owned by Ambac	$291,545	$88,940	$202,605
Securities carried at $5,974 and $5,872 at December 31, 2017 and 2016, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $346,212 and $360,759 at December 31, 2017 and 2016, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s consolidated financial statements. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2017 and 2016, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating (1)
December 31, 2017:
Ambac Assurance Corporation (2)	$706,715	$32,660	$2,702,887	$3,442,262	CC
National Public Finance Guarantee Corporation	20,733	—	—	20,733	BBB-
Assured Guaranty Municipal Corporation	5,998	—	—	5,998	BBB+
Total	$733,446	$32,660	$2,702,887	$3,468,993	CC

December 31, 2016:
Ambac Assurance Corporation (2)	$81,651	$—	$2,739,073	$2,820,724	CC
National Public Finance Guarantee Corporation	38,687	—	—	38,687	A-
Assured Guaranty Municipal Corporation	25,660	—	—	25,660	AA
MBIA Insurance Corporation	—	2,630	—	2,630	BBB+
Total	$145,998	$2,630	$2,739,073	$2,887,701	CC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes corporate obligations and asset-backed securities with a fair value of $170,280 and $118,813 at December 31, 2017 and 2016, respectively, insured by Ambac UK.

| Ambac Financial Group, Inc. 131 2017 FORM 10-K |

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

Class of Funds	December 31, 2017	December 31, 2016	Redemption frequency	Redemption notice period
Real estate properties (1)	$33,154	$33,303	quarterly	10 business days
Diversified hedge fund strategies (2)	53,054	53,985	semi-monthly	15 - 30 days
Interest rate products (3) (7)	136,603	261,315	daily, weekly or monthly	0 - 30 days
Illiquid investments (4)	67,787	39,068	quarterly	180 days
Insurance-linked investments (5)	22,666	—	quarterly	90-120 days
Equity market investments (6) (7)	53,675	32,633	daily	0 days
Total equity investments in pooled funds	$366,939	$420,304

(1)	Investments consist of UK property to generate income and capital growth.

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

(7)
Interest rate products include $2,823 at December 31, 2017 and $51,158 at December 31, 2016 and equity market investments include $53,675 at December 31, 2017 and $32,633 at December 31, 2016 that have readily determinable fair.

Ambac also holds interests in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes. The investment in debt securities is accounted for as trading and the equity interest is accounted for under the equity method and included in Other Investments on the Consolidated Balance Sheets.
Investment Income:
Net investment income was comprised of the following for the affected periods:

Year Ended December 31,	2017	2016	2015
Fixed income securities	$337,454	$288,554	$257,404
Short-term investments	7,898	1,505	299
Loans	520	337	420
Investment expense	(8,098)	(9,347)	(8,786)
Securities available-for-sale and short-term	337,774	281,049	249,337
Other investments	23,179	32,318	16,952
Total net investment income	$360,953	$313,367	$266,289
Net investment income from Other investments primarily represents changes in fair value on securities classified as trading or under the fair value option plus, income from Ambac's interests in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes. The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

Year Ended December 31,	2017	2016	2015
Net gains (losses) recognized during the period on trading securities	$18,242	$27,654	$12,615
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	4,854	7,474	4,966
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$13,388	$20,180	$7,649

| Ambac Financial Group, Inc. 132 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

11. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of December 31, 2017 and 2016.

	Gross amounts of recognized assets / liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of assets/ liabilities presented in the consolidated balance sheet	Gross amount of collateral received / pledged not offset in the consolidated balance sheet	Net amount
December 31, 2017:
Derivative Assets:
Interest rate swaps	73,826	627	73,199	—	73,199
Total non-VIE derivative assets	$73,826	$627	$73,199	$—	$73,199
Derivative Liabilities:
Credit derivatives	$566	$—	$566	$—	$566
Interest rate swaps	81,495	627	80,868	79,912	956
Futures contracts	1,348	—	1,348	1,348	—
Total non-VIE derivative liabilities	$83,409	$627	$82,782	$81,260	$1,522
Variable Interest Entities Derivative Assets:
Currency swaps	54,877	—	54,877	—	54,877
Total VIE derivative assets	$54,877	$—	$54,877	$—	$54,877
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,205,264	$—	$2,205,264	$—	$2,205,264
Total VIE derivative liabilities	$2,205,264	$—	$2,205,264	$—	$2,205,264

December 31, 2016:
Derivative Assets:
Interest rate swaps	$139,045	$61,839	$77,206	$—	$77,206
Futures contracts	536	—	536	—	536
Total non-VIE derivative assets	$139,581	$61,839	$77,742	$—	$77,742
Derivative Liabilities:
Credit derivatives	$15,349	$—	$15,349	$—	$15,349
Interest rate swaps	365,776	61,839	303,937	156,925	147,012
Total non-VIE derivative liabilities	$381,125	$61,839	$319,286	$156,925	$162,361
Variable Interest Entities Derivative Assets:
Currency swaps	$80,407	$—	$80,407	$—	$80,407
Total VIE derivative assets	$80,407	$—	$80,407	$—	$80,407
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,078,601	$—	$2,078,601	$—	$2,078,601
Total VIE derivative liabilities	$2,078,601	$—	$2,078,601	$—	$2,078,601
Effective January 3, 2017, the central clearing party ("CCP") for certain of Ambac's derivative contracts changed its rules governing the character of variation payments. Under the new CCP rules, variation payments are considered settlements of the associated derivative balance. Prior to the rule change such variation payments were considered to be margin and were not offset against the fair value of the derivatives, but were recognized as collateral receivable or payable. The amount of variation margin included within "Other assets" on the Consolidated Balance Sheet as of December 31, 2016, and was applied as a reduction to derivative liabilities effective January 3, 2017 under the new CCP rules is $71,023. Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $20,926 and $137,701 as of December 31, 2017 and 2016, respectively. There were no amounts held representing an obligation to return cash collateral as of December 31, 2017 and 2016.
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the year ended December 31, 2017 and 2016:

| Ambac Financial Group, Inc. 133 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Location of gain (loss) recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of gain (loss) recognized in Consolidated Statement of Total Comprehensive Income (Loss) – Year Ended December 31,
		2017	2016	2015
Non-VIEs:
Credit derivatives	Net change in fair value of credit derivatives	$16,372	$20,106	$41,701
Non VIE derivatives:
Interest rate swaps	Net gains (losses) on interest rate derivatives	48,870	(50,082)	(41,177)
Futures contracts	Net gains (losses) on interest rate derivatives	10,695	(191)	(1,367)
Total non-VIE derivatives		59,565	(50,273)	(42,544)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	(25,530)	58,990	103,757
Interest rate swaps	Income (loss) on variable interest entities	(126,664)	(574,554)	168,003
Total Variable Interest Entities		(152,194)	(515,564)	271,760
Total derivative contracts		$(76,257)	$(545,731)	$270,917
Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at December 31, 2017 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following summarizes the gross principal notional outstanding for CDS contracts, by Ambac rating as of December 31, 2017 and 2016:

Ambac Rating
December 31,	2017	2016
AAA	$—	$—
AA	175,765	315,201
A	—	227,146
BBB (1)	150,125	127,250
Below investment grade (2)	—	67,783
Total	$325,890	$737,380

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

Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate swaps to counterparties and as of December 31, 2017 and 2016 the notional amounts of its derivatives are as follows:

	Notional - December 31,
Type of derivative	2017	2016
Interest rate swaps—receive-fixed/pay-variable	$379,497	$973,130
Interest rate swaps—pay-fixed/receive-variable	1,428,264	1,874,678
US Treasury futures contracts—short	1,655,000	195,000

| Ambac Financial Group, Inc. 134 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

On June 27, 2017, Ambac entered into a termination agreement with various parties, including Augusta, in connection with the commutation of interest rate swaps between Augusta and AFS. Ambac paid $94,407 under the termination agreement and reported a gain on the Augusta swaps of $43,443.
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of December 31, 2017 and 2016 are as follows:

	Notional - December 31,
Type of VIE derivative	2017	2016
Interest rate swaps—receive-fixed/pay-variable	$1,483,491	$1,352,010
Interest rate swaps—pay-fixed/receive-variable	2,479,244	2,300,584
Currency swaps	394,541	312,357
Credit derivatives	12,100	12,059
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
As of December 31, 2017 and 2016, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $79,912 and $82,944, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $111,391 and $128,754, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on December 31, 2017, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
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
Other loans had an outstanding principal balance of $20,184 and $4,873 at December 31, 2017 and 2016, respectively. The interest rate on these loans ranged from 0.00% to 4.58% at December 31, 2017 and were 4.53% December 31, 2016. The maturity date of these loans ranged from June 2026 to December 2046 as of December 31, 2017 and were June 2026 as of December 31, 2016. Collectability of these loans is evaluated on an ongoing basis; no loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2017 and 2016.
13. LONG-TERM DEBT
The carrying value of long-term debt was as follows:

December 31,	2017	2016
Ambac Assurance:
5.1% surplus notes, general account, due 2020	$668,667	$730,648
5.1% surplus notes, segregated account, due 2020	—	33,107
5.1% junior surplus notes, segregated account, due 2020	249,036	248,247
Secured borrowing	73,993	102,403
Ambac Assurance long-term debt	$991,696	$1,114,405

Variable Interest Entities long-term debt	$12,160,544	$11,155,936

| Ambac Financial Group, Inc. 135 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Surplus Notes, General Account
Ambac Assurance surplus notes, with a par amount of $754,811 and $862,945 at December 31, 2017 and 2016, respectively, are reported in long-term debt on the Consolidated Balance Sheet and have a scheduled maturity of June 7, 2020. In 2017 and 2016, Ambac purchased $108,134 and $11,804 par amount of these surplus notes, respectively. The gains on these repurchases were $3,603 and $1,677, and recognized in Net realized gains (losses) on extinguishment of debt of the Consolidated Statements of Total Comprehensive Income for the years ended December 31, 2017 and 2016, respectively. These surplus notes were issued in connection with the Settlement Agreement and were recorded at their fair value at the date of issuance. The discount on these notes is currently being accreted into income using the effective interest method at an imputed interest rate of of 10.5%. All payments of principal and interest on these surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on these surplus notes, such interest will accrue and compound annually until paid. OCI disapproved the requests of Ambac Assurance to pay interest on the outstanding Ambac Assurance surplus notes on their respective scheduled interest payment dates since their issuance.
Surplus Notes, Segregated Account
The Segregated Account surplus notes, with a par amount of $0 and $39,102 at December 31, 2017 and 2016, respectively, are reported in long-term debt on the Consolidated Balance Sheets and have a scheduled maturity of June 7, 2020. In 2017, Ambac purchased $39,102 par amount of these surplus notes. The gains on these repurchases were $212 and recognized in Net realized gains (losses) on extinguishment of debt of the Consolidated Statements of Total Comprehensive Income. These surplus notes were recorded at their fair value at the date of issuance. The discount on these notes was being accreted into income using the effective interest method at an imputed interest rate of 10.5%. All payments of principal and interest on the these surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on these surplus notes, such interest will accrue and compound annually until paid. OCI disapproved of the requests of the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on the outstanding Segregated Account surplus notes on their respective scheduled interest payment dates since their issuance. Pursuant to the Second Amended Plan of Rehabilitation, Ambac Assurance became the obligor under the Segregated Account surplus notes as of February 12, 2018.
Junior Surplus Notes, Segregated Account
The Segregated Account junior surplus notes, with a par value of $370,237 and $374,036 at December 31, 2017 and 2016, respectively, are reported in long-term debt on the Consolidated Balance Sheets and have a scheduled maturity of June 7, 2020, subject to the following restrictions. Pursuant to the Second Amended Plan of Rehabilitation, Ambac Assurance became the obligor under the junior surplus notes as of February 12, 2018. Principal and interest payments on these junior surplus notes cannot be made until all Ambac Assurance surplus notes (other than junior surplus notes) are paid in full and after all of Ambac Assurance's future and existing senior indebtedness, policy and other priority claims have been paid in full. All payments of principal and interest on these junior surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the junior surplus notes, such interest will accrue and compound annually until paid. No such approval has been sought or obtained to pay interest on junior surplus notes since their issuance.

•
Par value at December 31, 2017 and 2016 includes $20,237 and $24,037, respectively, of junior surplus notes issued in connection with a settlement agreement (the “OSS Settlement Agreement”) entered into among Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) with respect to the termination of Ambac’s office lease with OSS. Part of these junior surplus notes ($13,056 par value) will be reduced periodically as rent payments are made by Ambac Assurance beginning in January 2016. Par value of these junior surplus notes have been reduced by $3,799 and $4,002 during 2017 and 2016, respectively, as rent payments were made by Ambac Assurance. These junior surplus notes were recorded at their fair value at the dates of issuance. The discount on these notes are currently being accreted into income using the effective interest method at an imputed interest rate of 19.5%.

•
Par value at December 31, 2017 and 2016 includes $350,000 face amount of a junior surplus note originally issued to Ambac pursuant to Ambac's Reorganization Plan in accordance with the Mediation Agreement dated September 21, 2011 among Ambac, Ambac Assurance, the Segregated Account, the Rehabilitator, the OCI and the Official Committee of Unsecured Creditors of Ambac, and that Ambac sold to a Trust on August 28, 2014. This junior surplus note was recorded at a discount to par based on its fair value on August 28, 2014. Ambac is accreting the discount on this junior surplus note into earnings using the effective interest method, based on an imputed interest rate of 8.4%.

Secured Borrowing
The secured borrowing, with a par value of $73,993 and $102,986 at December 31, 2017 and 2016, respectively, is reported in long-term debt on the Consolidated Balance Sheets and has a legal maturity of July 25, 2047. Interest on the secured borrowing is payable monthly at an annual rate of one month LIBOR + 2.8%. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities for further discussion on the secured borrowing transaction.
Variable Interest Entities, Long-term Debt
The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on certain of the the variable interest obligations. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due and to the extent

| Ambac Financial Group, Inc. 136 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

such obligations are guaranteed by Ambac. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $9,387,884 and $8,854,530 as of December 31, 2017 and 2016, respectively. The range of final maturity dates of the outstanding long-term debt associated with these VIEs is November 2018 to December 2047 as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, the interest rates on these VIEs’ long-term debt ranged from 0.96% to 8.35% and from 0.82% to 13.00%, respectively. Final maturities of VIE long-term debt for each of the five years following December 31, 2017 are as follows: 2018-$141,327; 2019-$307,915; 2020-$44,100; 2021-$94,024; 2022-$0.
14. INCOME TAXES
Ambac files a consolidated U.S. Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2013
New York City	2014
United Kingdom	2014
Italy	2013
On December 22, 2017, H.R. 1. (commonly referred to as the Tax Cut and Jobs Act or "TCJA") was enacted and significantly changed the tax code effective January 1, 2018. We incorporated the effects of the TCJA in our current and deferred tax evaluation for the year ended December 31, 2017. Given the complexity of the TCJA and the limited time between its enactment and the filing of year-end financial statements, the SEC issued guidance (SAB 118), which provides a one-year measurement period for companies to finalize the accounting for the impact of the TCJA. Ambac has recorded the income tax effect of those aspects of the TCJA for which the accounting is completed and recorded provisional amounts for those aspects for which the accounting is incomplete.
In connection with our preliminary analysis of the TCJA, Ambac recorded an estimated discrete current benefit of $29,581 (net of an estimated 6.6% Congressional budget sequestration haircut) related to the repeal of the Alternative Minimum Tax ("AMT") and deferred taxes of $31,418 attributable to Ambac UK, including the effect of the TCJA changes relating to unrealized gains on investments, resulting in an estimated net cost of $1,886. The AMT credit will be refunded in installments through 2021 or sooner based upon taxable income.
Ambac has not completed its accounting analysis of the TCJA's impact on moving to a new quasi-territorial worldwide tax system, the primary effect of which is a mandatory repatriation of Ambac UK's historical earnings. Accordingly, the provisions related to these international tax changes have been recorded as estimates. Ambac has also not completed the accounting analysis on provisions related to executive compensation and, therefore, recorded these amounts as estimates.
As of December 31, 2017 Ambac had U.S. federal net operating loss tax carryforwards of approximately $3,694,844, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032.

| Ambac Financial Group, Inc. 137 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2017 and 2016 are presented below:

December 31,	2017	2016
Deferred tax liabilities:
Insurance intangible	$177,864	$336,728
Variable interest entities	22,817	46,343
Investments	28,798	38,656
Unearned premiums and credit fees	51,485	68,682
Unremitted foreign earnings	—	30,699
Other	9,402	4,276
Total deferred tax liabilities	290,366	525,384
Deferred tax assets:
Net operating loss and capital carryforward	775,917	1,409,565
Loss reserves	236,237	224,553
Compensation	5,585	4,759
AMT Credits	—	31,532
Other	2,140	11,967
Subtotal deferred tax assets	1,019,879	1,682,376
Valuation allowance	763,172	1,158,712
Total deferred tax assets	256,707	523,664
Net deferred tax (liability)	(33,659)	(1,720)
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. With respect to Ambac's domestic subsidiaries subject to U.S. tax, as a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset and therefore maintains a full valuation allowance. The remaining net deferred tax liability of $33,659 is attributable to Ambac U.K.
U.S. and foreign components of pre-tax income (loss) were as follows:

Year Ended December 31,	2017	2016	2015
U.S.	$(450,978)	$77,161	$337,753
Foreign	166,727	27,865	172,305
Total	$(284,251)	$105,026	$510,058
The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2017	2016	2015
Current taxes
U. S. federal	$(29,581)	$3,934	$16,893
U.S. state and local	2,013	707	182
Foreign	40,613	26,088	2
Current taxes	13,045	30,729	17,077
Deferred taxes
Deferred taxes - foreign	31,419	(20)	287
Provision for income taxes	$44,464	$30,709	$17,364

| Ambac Financial Group, Inc. 138 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2017, 2016 and 2015 is as follows:

Year Ended December 31,	2017	2016	2015
Total income taxes charged to net income	$44,464	$30,709	$17,364
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities	(30,838)	41,602	(55,906)
Unrealized gains (losses) on foreign currency translations	25,776	(58,527)	(15,628)
Change in retirement benefits	446	3,278	(240)
Valuation allowance to equity	4,616	13,647	71,774
Total effect of income taxes	$44,464	$30,709	$17,364

The tax provisions in the accompanying Consolidated Statements of Total Comprehensive Loss reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2017		2016		2015
Year Ended December 31,	Amount	%	Amount	%	Amount	%
Tax on income from continuing operations at statutory rate	$(99,488)	35.0%	$36,759	35.0%	$178,521	35.0%
Changes in expected tax resulting from:
Tax-exempt interest	(6,004)	2.1%	(1,561)	(1.5)%	(1,454)	(0.3)%
Goodwill impairment	—	—%	—	—%	180,079	35.3%
Foreign taxes	(17,742)	6.2%	26,183	24.9%	288	0.1%
Substantiation adjustment	36,124	(12.7)%	(171,687)	(163.5)%	—	—%
Valuation allowance	127,675	(44.9)%	139,584	132.9%	(340,133)	(66.7)%
Change in Tax Law	1,886	(0.7)%	—	—%	—	—%
Other, net	2,013	(0.7)%	1,431	1.4%	63	—%
Tax expense on income from continuing operations	$44,464	(15.6)%	$30,709	29.2%	$17,364	3.4%
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2017, 2016 and 2015 is as follows:

Year Ended December 31,	2017	2016	2015
Balance, beginning of period	$—	$—	$—
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Balance, end of period	$—	$—	$—
Included in these balances at December 31, 2017, 2016 and 2015 are $0, $0 and $0, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the years ended December 31, 2017, 2016 and 2015, Ambac recognized interest of approximately $0, $0 and $0, respectively. Ambac had approximately $0, $0 and $0, for the payment of interest accrued at December 31, 2017, 2016 and 2015, respectively.
NOL Usage
Pursuant to the amended and restated tax sharing agreement among Ambac, Ambac Assurance and certain affiliates (the “Amended TSA"), to the extent Ambac Assurance generates taxable income after September 30, 2011, which is offset with "Allocated NOLs" of $3,650,000, it is obligated to make payments (“Tolling Payments”), subject to certain credits, to Ambac in accordance with the following NOL usage table, where the “Applicable Percentage” is applied to the aggregate amount of federal income tax liability that would have been paid if the Allocated NOLs were not available. Pursuant to the Closing Agreement between Ambac and the Internal Revenue Service ("IRS"), the IRS will receive 12.5% of Tier C and 17.5% of Tier D payments, if made.

| Ambac Financial Group, Inc. 139 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

NOL Usage Table

NOL Usage Tier	Allocated NOLs			Applicable Percentage
A	The first	$479,000		15%
B	The next	$1,057,000	after Tier A	40%
C	The next	$1,057,000	after Tier B	10%
D	The next	$1,057,000	after Tier C	15%
Any post determination date NOLs generated by Ambac Assurance are utilized prior to any Allocated NOLs for which Tolling Payments will be due. Ambac Assurance utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2017, generating cumulative taxable income of $1,367,795. Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits. For the two years ended December 31, 2016, Ambac Assurance utilized all of the $479,000 Tier A NOL and $607,124 of the $1,057,000 Tier B NOL resulting in Tolling Payments , net of applicable credits, of $100,145, of which $71,454 was paid to Ambac in 2016 and $28,691 was paid in 2017. During the year ended December 31, 2017, Ambac Assurance recorded additional estimated Tolling Payments of $31,133, which includes $637 of additional tolling resulting from the filing Ambac's 2016 tax return that was paid in December 2017. The balance of $30,496 will be paid to Ambac in May 2018.
Beginning on the fifth anniversary date subsequent to Ambac's May 1, 2013, emergence from bankruptcy, and subject to Ambac's consent, not to be unreasonably withheld, to the extent Ambac Assurance generates post-determination date income in excess of the $3,650,000, Allocated NOLs, Ambac Assurance may utilize the remaining NOLs, previously reserved for usage by Ambac, in exchange for a payment of 25% of the federal income tax liability that Ambac Assurance would have been paid had Ambac's NOLs not been available.
After Ambac fully utilizes its Allocated NOLs it may utilize Ambac Assurance's then remaining Allocated NOLs in exchange for a payment of 50% of the federal income tax liability that Ambac would have paid had Ambac Assurance's NOL not been available.
As of December 31, 2017, the remaining balance of the $3,650,000 NOL allocated to Ambac Assurance was $2,282,205. As of December 31, 2017 Ambac's NOL was $1,412,639.
15. EMPLOYMENT BENEFIT PLANS
Postretirement Health Care and Other Benefits:
Ambac provides postretirement and postemployment / severance benefits, including health and life benefits for certain employees who meet certain age and service requirements. None of the plans are currently funded. Postretirement and postemployment benefits expenses, including severance benefits paid, was $4,164, $8,846 and $2,570 for the years ended December 31, 2017, 2016 and 2015, respectively.
Effective August 1, 2005, new employees were not eligible for postretirement benefits. The current postretirement benefit requires retirees to purchase their own medical insurance policy with a portion of their premium being reimbursed by Ambac. The unfunded accumulated postretirement benefit obligation was $7,820 as of December 31, 2017. The assumed health care cost trend rates range from 5.6% in 2018, decreasing ratably to 4.5% in 2025. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2017, by $182 and the 2017 benefit expense by $11. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2017 by $258 and the 2017 benefit expense by $17.
The following table sets forth projected benefit payments from Ambac’s postretirement plan over the next ten years for current retirees:

2018	2019	2020	2021	2022	2023-2027	Total
$282	$311	$327	$353	$387	$2,452	$4,112
The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Citigroup pension liability index with similar duration to that of the benefit plan. The rates used for the projected plan benefit obligations at the measurement date for December 31, 2017 and 2016 were 3.50% and 4.00%, respectively.
Savings Incentive Plan:
Substantially all employees of Ambac Assurance are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac Assurance makes employer matching contributions equal 100% of the employees’ contributions, up to 3% of such participants’ compensation, as defined in the plan, plus 50% of contributions up to an additional 2% of compensation, subject to limits set by the Internal Revenue Code. The total cost of the Savings Incentive Plan was $691, $911 and $1,042 for the years December 31, 2017, 2016 and 2015, respectively.

| Ambac Financial Group, Inc. 140 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Incentive Compensation - Stock Units and Cash:
Incentive compensation is a key component of our compensation strategy. Our incentive compensation awards generally have two components: short term incentive compensation or annual bonuses and long term incentive plan awards. Annual decisions with regard to incentive compensation are generally made in the first quarter of each year and are based on Company performance and individual and business unit performance of the previous year. For all employees, an allocation of incentive compensation is made between annual bonuses and LTIP awards. Beginning for the 2016 performance year, the annual bonus was settled via cash and vested restricted stock units for certain employees.
Employees, directors and consultants of Ambac are eligible to participate in Ambac’s 2013 Incentive Compensation Plan (“2013 Plan”) subject to the discretion of the compensation committee of Ambac’s Board of Directors. The 2013 Plan provides for incentives and rewards that are valued or determined by reference to Ambac common stock as traded on the NASDAQ exchange. There are 4,000,000 shares of Ambac’s common stock authorized for awards under the 2013 Plan of which 2,793,323 shares are available for future grant as of December 31, 2017.
In March 2014, Ambac developed a long term incentive compensation plan (“LTIP”) as a sub-plan of the 2013 Plan. The LTIP is intended to be an annual program that allows for both cash and equity performance awards to certain US employees. Beginning with grants issued in 2017, the entire LTIP award was issued as equity performance awards to employees.
In 2015, Ambac UK 's Board of Directors adopted a long term incentive plan which provides cash based performance awards to Ambac UK employees. Cash based compensation expense related to performance awards granted to Ambac UK employees was $2,159, $283 and $253 for the years ended December 31, 2017, 2016 and 2015, respectively.
The amount of stock-based compensation expense and corresponding after-tax expense are as follows:

Year Ended December 31,	2017 (1)	2016	2015
Stock options	$—	$—	$956
Restricted stock units	1,640	3,463	1,257
Performance awards (2) (3)	2,653	1,790	892
Total stock-based compensation	$4,293	$5,253	$3,105
Total stock-based compensation (after-tax)	$4,293	$5,194	$3,105

(1)
As discussed in Note 2. Basis of Presentation and Significant Accounting Policies , we adopted ASU 2016-09 as of January 1, 2017. One of the provisions of this ASU requires entities to make an accounting policy election with respect to forfeitures of share-based payment awards. We elected to account for forfeitures as they occur and adopted this provision of ASU 2016-09 using a modified retrospective approach resulting in recording a cumulative-effect adjustment to equity of $137.

(2)
Represents expense related to performance stock units portion of performance awards. Certain performance awards are split evenly between performance stock units and cash. Cash based compensation expense related to performance awards granted to US employees was $1,565, $1,790 and $892 for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	A performance award issued to Ambac's former Chief Executive Officer in the form of performance stock units has yet to be expensed given the performance conditions have not been met.
Stock Options:
Stock options were awarded to the former Chief Executive Officer in 2015 (vested January 1, 2016), with an expiry term of seven years from the grant date, subject to earlier expiration upon the recipient's departure from the Company. The Company intends to use Treasury shares first and then, if necessary, issue new shares to satisfy stock option exercises. No stock options were awarded in 2016 or 2017.
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

| Ambac Financial Group, Inc. 141 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

at the time of the grant. The expected life represents the period of time that options granted are expected to be outstanding and is based on certain factors we believe will influence exercise behavior.
A summary of option activity for 2017 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life ( in years)
Year Ended December 31, 2017
Outstanding at beginning of period	143,334	$23.64
Granted	—	—
Exercised	—	—
Forfeited or expired	(16,667)	20.63
Outstanding at end of period	126,667	$24.03	$—	1.23
Exercisable	126,667	$24.03	$—	1.23
All stock options granted were fully vested as of December 31, 2017. Total unrecognized compensation costs related to unvested stock options granted were $0 as of December 31, 2017. No stock options were exercised during the years ended December 31, 2017, 2016 and 2015, respectively.
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
In 2015 and 2016, RSU awards were granted to the former Chief Executive Officer. The 2015 award would vest in three equal installments on January 1, 2016, 2017 and 2018, with certain accelerated vesting features. The 2016 award would vest in three equal installments on December 31, 2016, 2017 and 2018. The former Chief Executive Officer departed the Company in 2016 and pursuant to the terms set forth in his settlement agreements and the RSU award agreements, (i) the service requirement for the entire 2015 award was met and the entire RSU award vested in 2016 and (ii) the service requirement for one-third of the 2016 RSU award was met and vested in 2016 with the remaining two-thirds of the 2016 RSU award forfeited.
In 2016, RSU awards were granted to certain Executive Officers. The awards vest in three equal installments on February 21, 2017, 2018 and 2019 ("Time-Based RSUs"). The vesting of the Time-Based RSUs are expressly conditioned upon the respective Executive's continued service with Ambac through the applicable vesting date.
In 2017, RSU awards were granted to certain employees as consideration for a portion of their annual bonus. These awards vest upon grant, but settlement, other than for employment tax withholdings, occurs in two equal installments on March 2, 2018 and 2019, or upon termination if earlier.
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
As of December 31, 2017, 221,803 RSUs remained outstanding, of which (i) 68,654 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 153,149 units did not require future service and are deferred for future settlement. As of December 31, 2016, 264,230 RSUs remained outstanding, of which (i) 102,794 units required future service as a condition to the delivery of the underlying shares of common stock, (ii) 103,486 units vested on December 31, 2016 but were not settled until January 3, 2017 and (ii) 57,950 units did not require future service and are deferred for future settlement.

| Ambac Financial Group, Inc. 142 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

A summary of RSU activity for 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	264,230	$16.47
Granted	70,432	20.22
Delivered or returned to plan (1)	(112,859)	13.96
Forfeited	—	—
Outstanding at end of period	221,803	$18.93

(1)
When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2017, Ambac purchased 56,410 of shares from employees that settled restricted stock units to meet the required tax withholdings.

Ambac’s closing share price on the grant date was used to estimate the fair value of the service condition based RSU on the grant date. The weighted average grant date fair value of RSUs granted during 2017, 2016 and 2015 was $20.22, $14.34 and $23.71, respectively. As of December 31, 2017, there was $478 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 0.6 years. The fair value for RSUs vested and delivered during the year ended December 31, 2017, 2016 and 2015 was $2,536, $2,965 and $864, respectively.
Performance Stock Awards ("PSUs"):
Performance awards granted vest in 3 years and actual awards will be based on performance at both Ambac and Ambac Assurance. Actual awards can payout 0% to 200% of the number of units granted.
Ambac performance will be evaluated relative to cumulative earnings before interest, taxes, depreciation and amortization over the vesting period (exclusive of Ambac Assurance and its subsidiaries' earnings), which is intended to reward participants on generating pre-tax income. Over the same period, Ambac Assurance performance will be evaluated according to changes in a ratio or value of Ambac Assurance's assets relative to its insurance and financial obligations, which is intended to reward participants for increases in the relative value of Ambac Assurance. Other than voluntary termination or involuntary termination for cause, and provided that a participant's employment with the Company is not terminated within the first year of the performance period (reduced to six months for the 2016 and 2017 grants to employees other than executive officers), the performance awards shall partially vest as of the date of such termination in the proportion of the number of calendar days which have lapsed since the grant date and the denominator of which shall be the total number of calendar days of the original vesting period. Settlements of the 2015 and 2016 performance awards shall be within 60 days after the end of the performance period, including those with a partial vesting. The 2017 performance awards shall be within 75 days after the end of the performance period, including those with a partial vesting.
In 2015, a performance award was granted to the former Chief Executive Officer. This award will vest on February 12, 2018 upon the emergence of the Segregated Account from rehabilitation.
A summary of PSU activity for 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	227,073	$21.29
Granted (1)	153,317	22.35
Delivered (2)	(38,464)	29.78
Forfeited (1)	(26,378)	20.26
Performance adjustment (3)	7,395	29.78
Outstanding at end of period	322,943	$21.06

(1)	Represents performance share units at 100% of units granted for LTIP Awards.

(2)	Reflects the number of performance shares attributable to the performance goals attained over the completed performance period and for which service conditions have been met.

(3)	Represents the increase (decrease) in shares issued for awards granted in 2014 based upon the attainment of performance metrics at the end of the performance period.
As of December 31, 2017 there was $3,523 of total unrecognized compensation costs related to the PSU portion of unvested performance awards, which are expected to be recognized over a weighted average period of 1.6 years.

| Ambac Financial Group, Inc. 143 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

16. COMMITMENTS AND CONTINGENCIES
Ambac is responsible for leases on the rental of office space. The executive office of Ambac is located in New York City under a lease agreement that was modified and extended in 2015 to allow Ambac to remain in the same office space through September 2019 and on one floor through the end of 2029, with an option to continue to occupy other currently leased floors through the end of 2029.  Rent payments under this lease made through September 2019 will result in the periodic reduction of junior surplus notes that were previously issued to the landlord, beginning in January 2016.  Ambac leases additional space for its data center, disaster recovery site and for its international location under lease agreements that expire periodically through October 2020. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

2018	2019	2020	2021	2022	Thereafter	Total
$6,794	$5,563	$1,929	$1,566	$1,569	$11,765	$29,186
Ambac rent expense for the aforementioned leases amounted to $2,717, $3,008 and $5,746 for the years ended December 31, 2017, 2016 and 2015, respectively. Beginning in 2016, rent expense is reduced by the reduction in junior surplus notes discussed above.
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
On July 15, 2016, the Rehabilitator filed a motion to confirm and declare the nature of the Segregated Account Rehabilitation Proceedings in order to avoid misunderstandings that may arise in litigation involving Ambac Assurance concerning certain military housing projects. Certain parties to these military housing litigations filed an opposition to the Rehabilitator’s motion on September 30, 2016. On October 11, 2016 the Rehabilitation Court held a hearing on the motion and on October 24, 2016, the Rehabilitation Court entered an order granting the Rehabilitator’s motion (the “October 24 Order”). On November 7, 2016, the interested parties that had opposed the Rehabilitator’s motion filed a notice of appeal from the October 24 order, and filed their opening brief in support of this appeal on January 17, 2017. The Rehabilitator filed a response brief in the Wisconsin Court of Appeals on February 15, 2017. On November 21, 2016, the Rehabilitator filed a motion to quash a subpoena served on the Wisconsin Commissioner of Insurance by certain parties to the military housing litigations. The Rehabilitation Court granted the Rehabilitator’s motion to quash on November 23, 2016. The interested parties that had served the subpoena filed an opposition to the Rehabilitator’s motion to quash on November 23, 2016, and filed on November 28, 2016 a motion to reconsider the November 23 order, which the Rehabilitator opposed on December 6, 2016. The Rehabilitation Court held a hearing on January 6, 2017 and entered an order on January 20, 2017 denying the motion to reconsider and clarifying procedures for discovery relating to the Segregated Account Rehabilitation Proceedings. On December 14, 2017, the Wisconsin Court of Appeals, District IV, issued a decision affirming the October 24 Order.
On September 25, 2017, the Rehabilitator filed in the Rehabilitation Court a Motion to Further Amend The Plan of Rehabilitation Confirmed on January 24, 2011 To Facilitate An Exit from Rehabilitation. The evidentiary Confirmation Hearing was held on January 4, 2018, and continued on January 22, 2017. On January 22, 2018, the Rehabilitation Court entered an order granting the Rehabilitator’s motion and

| Ambac Financial Group, Inc. 144 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

confirming the Second Amended Plan of Rehabilitation (the "Confirmation Order"), which became effective on February 12, 2018. Pursuant to the Confirmation Order, the Rehabilitation Court also ruled that, contrary to allegations made by certain parties to certain military housing litigations (the "MHPI Projects"), the Rehabilitation Court did not previously enter any order that could form the predicate for a claim of “Ambac Default” and confirmed Section 6.13 of the Second Amended Plan of Rehabilitation which, among other things, provided that any such default is deemed not to have existed or to be cured.
On January 25, 2018,the MHPI Projects submitted a letter to the Rehabilitation Court objecting to the Rehabilitator's interpretation of Section 6.8 of the Second Amended Plan of Rehabilitation and requesting briefing on the issue and a conference with the Rehabilitation Court. On February 7, 2018, pursuant to the request of the Rehabilitator, the Rehabilitation Court issued an order denying the request for briefing and a conference and overruled the objection set forth in the letter of January 25th. On February 7, 2018, the Rehabilitator filed a motion with the Rehabilitation Court requesting injunctive relief against the MHPI Projects that would, among other things, enjoin the MHPI Projects from taking further actions or making further arguments, in any court or otherwise, in contravention of the Confirmation Order, the findings contained in the Confirmation Order or the provisions of the Second Amended Plan of Rehabilitation. On the same day, the Rehabilitation Court issued an order granting the Rehabilitator's February 7th motion (the "February 7 Order"). On February 26, 2018, the MHPI Projects filed a Notice of Motion and Motion for Reconsideration as well as a Notice of Motion and Motion for Expedited Hearing in the Rehabilitation Court, requesting reconsideration of the February 7 Order on an expedited basis. Briefing on the motions is expected to be completed by March 29, 2018 with a hearing to follow on a date to be determined. The Company expects the MHPI Projects to appeal the Confirmation Order and one or both of the orders issued by the Rehabilitation Court on February 7, 2018.
Litigation Against Ambac
Ambac Assurance is defending several lawsuits in which borrowers have brought declaratory judgment actions claiming, among other things, that Ambac Assurance’s claims for specific performance related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond, as required under the applicable loan documents (see Litigation Filed By Ambac), are time-barred or are barred by the doctrine of laches, that Ambac lacks standing on the basis that there has been an “Ambac Default,” and that Ambac is not entitled to specific performance pursuant to the terms of the loan documents. Specifically, Ambac Assurance is a defendant in the following actions:

•
Meade Communities LLC v. Ambac Assurance Corporation (Circuit Court, Anne Arundel County, Maryland, Case No. C-02-CV-15-003745). Plaintiff filed this action on December 2, 2015. Ambac Assurance’s answer was served on February 16, 2016. On April 26, 2017, the court granted a motion by Meade to amend its complaint to add a new count that Ambac had allegedly "unreasonably withheld" consent to a proposed Out-Year Development plan submitted by Meade to Ambac for approval. On April 28, 2017, Ambac Assurance filed a motion for summary judgment on all counts of the original Meade complaint. On April 28, 2017, Meade filed a motion for partial summary judgment on two counts of the complaint and certain Ambac Assurance affirmative defenses. On June 2, 2017, the parties filed oppositions to the summary judgment motions. The parties filed reply briefs in support of their motions on June 16, 2017. On July 14, 2017, the parties cross-moved for summary judgment on the additional count added to the amended complaint on April 26, 2017. The court heard oral argument on all motions for summary judgment on September 1, 2017. On October 20, 2017, the court granted Meade's motion for summary judgment that the statute of limitations had run on Ambac Assurance's counterclaim for specific performance and that this ruling was sufficient to fully resolve Meade's claims and Ambac's counterclaims concerning the debt service reserve surety bond. On November 27, 2017, Ambac Assurance filed a notice of appeal of the circuit court’s decision. On January 22, 2018, the court granted Meade's motion for summary judgment finding that Ambac Assurance lacked standing on the basis that there had been an "Ambac Default" by virtue of certain orders of the Rehabilitation Court. On January 26, 2018, Ambac Assurance filed a Motion to Alter or Amend Judgment with the Maryland Court arguing that the Rehabilitation Court's January 22 Confirmation Order constituted grounds for altering the judgment to award summary judgment on the "Ambac Default" issue for Ambac Assurance. On February 7, 2018, the Rehabilitation Court entered a further order enjoining Meade from continuing to argue that an Ambac Default occurred by virtue of the Rehabilitation Court's prior orders and requiring Meade to file that order with the Maryland Court. On February 8, 2018, Meade complied and filed the January 22nd and February 7th Rehabilitation Court orders with the Maryland court. On February 12, 2018, the Maryland Court granted Ambac's motion to stay enforcement of the Court's January 22nd amended order concerning "Ambac Default" and granting Meade an extension until March 14, 2018 to oppose Ambac's Motion to Alter or Amend Judgment.

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

| Ambac Financial Group, Inc. 145 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The Company believes that it has substantial defenses to the claims raised in these lawsuits and intends to defend itself vigorously; however, the Company is not able to predict the outcome of these actions.
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017).  Plaintiffs-the corporate developers of various military housing projects-filed an amended complaint on October 27, 2017 asserting claims for (i) violation of 18 U.S.C §§ 1962(c) and 1962(d) (civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspiracy to commit civil RICO), (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) fraudulent misrepresentation, (v) fraudulent concealment and (vi) conspiracy to commit fraud.  Ambac Assurance and a former employee of Ambac Assurance are included in the named defendants.  The claims relate to bonds and debt certificates (insured by Ambac Assurance) that were issued to finance the renovation and construction of housing at certain military bases.  Plaintiffs allege that defendants secretly conspired to overcharge plaintiffs for the financing of the projects and directed the excess profits to themselves.  Plaintiffs allege defendants generated these excess profits by supposedly charging inflated interest rates, manipulating “shadow ratings,” charging unnecessary fees, rigging the Guaranteed Investment Contract (“GIC”) bidding process, and hiding evidence of their alleged wrongdoing.  Plaintiffs seek, among other things, compensatory damages, disgorgement of profits and fees, punitive damages, trebled damages and attorneys’ fees.  On September 21, 2017, Ambac Assurance filed a motion to transfer venue to the United States District Court for the Southern District of New York, which motion plaintiffs opposed on October 5, 2017.  The Court heard oral argument on November 30, 2017 and requested additional briefing from both parties. After the submission of the additional briefing, the Court denied Ambac’s motion to transfer on January 2, 2018. Ambac and the other defendants filed motions to dismiss the amended complaint on November 13, 2017, which Plaintiffs opposed on December 15, 2017. The motions are fully briefed and a hearing is scheduled on the motions for April 12, 2018. Ambac believes the lawsuit is without merit.
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

| Ambac Financial Group, Inc. 146 2017 FORM 10-K |

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
Puerto Rico:
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

| Ambac Financial Group, Inc. 147 2017 FORM 10-K |

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

| Ambac Financial Group, Inc. 148 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Bank of New York Mellon v. COFINA, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00133, filed May 16, 2017). On May 16, 2017, BNY filed an adversary complaint in COFINA’s Title III case for an order to show cause why the court should not: (i) grant an interpleader of funds that BNY is holding for future interest payments to holders of COFINA bonds; (ii) stay pending and future litigation against BNY related to its role as trustee for COFINA bonds, including the action by Ambac Assurance against BNY; and (iii) discharge BNY from any liability in association with the interpleaded funds. BNY filed this interpleader action against COFINA and certain creditors of COFINA, including Ambac Assurance, that have made competing claims of entitlement to funds held by BNY in order to determine the parties’ respective entitlements to the funds. On May 30, 2017, the court granted BNY’s motion to interplead, and on June 6, 2017, the court set a schedule for discovery and briefing. Discovery and briefing are ongoing; summary judgment briefing is scheduled to conclude on December 1, 2017. An ad hoc group of general obligation bondholders and the Official Committee of Unsecured Creditors for the Commonwealth of Puerto Rico (the Creditors’ Committee) each moved to intervene (respectively) on May 23 and July 31, 2017; these motions to intervene were denied (respectively) on July 6 and August 1, 2017. On August 29, 2017, the Creditors’ Committee moved to intervene again, this time in its capacity as Commonwealth Agent. Multiple parties objected to the motion, including Ambac Assurance. Oral argument was heard in front of Magistrate Judge Dein on September 15, 2017. On September 27, 2017, Judge Dein issued an opinion and order denying the motion to intervene but holding that the Creditors’ Committee may renew its request to intervene as a statutory committee, rather than as Commonwealth Agent. Fact stipulations among the parties were entered and so-ordered on September 26 and October 12, 2017, obviating the need for certain depositions. On November 6, 2017, a number of parties, including Ambac Assurance, filed motions for summary judgment; Ambac Assurance argued that the Commonwealth’s and COFINA’s pre-petition actions constituted defaults under the COFINA bond resolution, and these defaults have ripened into events of default resulting in the senior COFINA bondholders’ absolute priority to the funds in BNY’s possession. Briefing on the summary judgment motions was completed on January 5, 2018.
Peaje Investments LLC v. Puerto Rico Highways and Transportation Authority, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00151, filed May 31, 2017). On June 15, 2017, Ambac Assurance moved to intervene in an adversary proceeding brought by Peaje Investments (Peaje), a holder of 1968 Bonds issued by PRHTA, against PRHTA. On May 31, 2017, Peaje filed a complaint seeking relief with respect to its ownership of the 1968 Bonds, including a declaration that the toll road revenues pledged to the 1968 Bonds are “special revenues” under Section 922 of the Bankruptcy Code, an injunction preventing the diversion of toll revenues to the Commonwealth and ordering the application of the toll revenues to the 1968 Bonds, and various declarations and injunctions related thereto. Peaje also filed a motion for a temporary restraining order and preliminary injunction on the same day, seeking to enjoin PRHTA from diverting the toll revenues to the Commonwealth. A hearing on the motion for a temporary restraining order was held on June 5, 2017, at which time Peaje withdrew the motion for a temporary restraining order. In its motion to intervene, Ambac Assurance argued that issues in this case will have a significant impact on Ambac’s own interests with respect to PRHTA bonds. On July 21, 2017, the court denied Ambac Assurance's motion to intervene. On September 8, 2017, the court denied Peaje’s motion for a preliminary injunction, finding that Peaje had not demonstrated either (i) a likelihood of success on the merits of its underlying claim that the 1968 bonds are secured by a statutory lien, or (ii) that it would be irreparably harmed in the absence of a preliminary injunction. Peaje has appealed this denial of the preliminary injunction to the U.S. Court of Appeals for the First Circuit; the First Circuit has not yet ruled on this appeal. On October 10, 2017, Peaje filed an amended complaint; Defendants filed answers to the amended complaint on November 17, 2017.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00159, filed June 8, 2017). On June 8, 2017, Ambac Assurance filed an adversary complaint in the Commonwealth’s Title III case against the Commonwealth, PRHTA, the Oversight Board, AAFAF, and other Commonwealth government officers. The complaint seeks declarations that (i) various moratorium laws ("Moratorium Legislation") enacted by the Commonwealth and executive orders ("Moratorium Orders") issued by the Governor to claw back funds from the PRIFA, PRHTA, and PRCCDA bonds and (ii) the FEGP and Fiscal Plan Compliance Act violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and unlawfully transfer PRHTA, PRCCDA, and PRIFA property to the Commonwealth. The complaint further seeks a declaration that revenues pledged to the PRHTA bonds are “special revenues” under Sections 922 and 928 of the Bankruptcy Code, and an injunction compelling Defendants to remit the pledged special revenues to PRHTA for payment of the PRHTA bonds. On July 7, 2017, Ambac Assurance filed an amended complaint that added an additional claim for relief: a declaration that the funds held in the PRHTA reserve accounts are property of the PRHTA bondholders. On August 3, 2017, the court entered an order, to which all parties stipulated, providing that BNYM, as fiscal agent for PRHTA bondholders, shall continue to hold the funds in the reserve accounts established under PRHTA’s governing bond documents until further order of the court. On October 27, 2017, the court ordered that the Creditors’ Committee is entitled to “limited intervention,” in the proceeding. On July 28, 2017, Defendants moved to dismiss Ambac Assurance’s complaint; briefing on the motion to dismiss concluded on October 31, 2017, and oral argument on the motion was held on November 21, 2017. On February 27, 2018, the court granted Defendants’ motion to dismiss. As to certain of the claims, the court found that it lacks subject matter jurisdiction (i) to the extent the claims seek to invalidate the certification of the FEGP and prohibit certain actions under PROMESA due to alleged non-compliance with PROMESA requirements that are predicates to certification of the FEGP, or (ii) to the extent Ambac Assurance sought a determination of its lien rights over the PRHTA reserve accounts. As to other claims, the court found that Ambac Assurance had failed to state a claim upon which the court could grant relief, including that (i) as to constitutional issues, Ambac Assurance had failed to plead facts sufficient to allow the court to draw a reasonable inference that the Moratorium Legislation, Moratorium Orders, and Fiscal Plan Compliance Act were “unreasonable or unnecessary to effectuate an important government purpose” and had failed to allege plausibly that the FEGP is an exercise of Commonwealth legislative power, (ii) Ambac Assurance had failed to plead facts sufficient to show that the Moratorium Legislation and Moratorium Orders prohibited the payment of principal and interest or purported to bind creditors to any reduction of the outstanding obligations and therefore would have been preempted by PROMESA under PROMESA Section 303(1), and Ambac Assurance failed to plead plausible, ripe claims that the Moratorium Orders are unlawful under PROMESA section

| Ambac Financial Group, Inc. 149 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

303(3), (iii) the automatic stay is currently in effect and renders unavailable any cause of action pursuant to Section 407 of PROMESA, including claims by PRHTA bondholders that PRHTA should be compensated for any pledged special revenues transferred away from it in violation of applicable law, (iv) the court is not required or empowered under PROMESA or the Bankruptcy Code to order the payment of pledged special revenues to the PRHTA bondholders, and (v) Ambac Assurance had failed to plead facts sufficient to show that the PRHTA reserve accounts are the property of the bondholders. Finally, the court held that PROMESA section 305 prevented it from ordering any relief on Ambac’s claim that the PRHTA reserve accounts are held in trust for bondholders.
Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257, filed September 8, 2017). On August 10, 2017, the court approved a stipulation between the Oversight Board, the Commonwealth, COFINA, and certain creditor parties, including Ambac Assurance, to resolve the Commonwealth-COFINA dispute regarding entitlement to sales and use taxes. The stipulation contemplates separate agents for each of COFINA and the Commonwealth, which agents will litigate the dispute, while preserving the ability of interested parties, including Ambac Assurance, to participate in the litigation. The court order names Ms. Bettina Whyte as the agent for COFINA, and names the Creditors’ Committee as the agent for the Commonwealth. On September 8, 2017, pursuant to a stipulation and scheduling order entered by the court, the Creditors’ Committee, as Commonwealth Agent, filed an adversary proceeding against Bettina Whyte, as COFINA Agent. The thirteen-count complaint for declaratory relief alleges (a) that COFINA’s enabling legislation did not, and could not, transfer present ownership of the future Sales and Use Tax revenues to COFINA, (b) that this purported transfer is governed by Article 9 of the Uniform Commercial Code and is not enforceable, was never perfected, and is avoidable and (c) that the COFINA structure is unconstitutional because the COFINA enabling legislation was designed to evade the constitutional debt limit, the constitutional priority of payment granted to Puerto Rico’s public debtholders, and the balanced budget provision. The Creditors’ Committee filed a revised complaint on October 25, 2017, making technical corrections to the original complaint; the COFINA Agent filed an answer to this amended complaint on October 30, 2017. On November 6, 2017, Ambac Assurance filed a notice of intervention, together with an answer and counterclaims; other interested parties named in the stipulation governing the Commonwealth-COFINA dispute similarly filed answers and counterclaims. On November 13, 2017, Ambac Assurance and certain other interested parties filed motions seeking to enforce the stipulated scope of the Commonwealth-COFINA dispute. Ambac Assurance moved to strike the Commonwealth Agent’s fourth through thirteenth causes of action as beyond the stipulated scope of the dispute, which is narrowly focused on whether the Pledged Sales Taxes are the property of COFINA. On December 21, 2017, the District Court dismissed all but the first and second causes of action in the Commonwealth Agent’s complaint as outside the scope of the Commonwealth-COFINA dispute, ruling that the stipulation governing such dispute contemplates a narrow focus on the ownership of the Pledged Sales Taxes. On January 4, 2018, the Commonwealth Agent filed a motion to clarify the District Court’s December 21 scope order, seeking reconsideration of the dismissal of the Commonwealth’s Agent’s constitutional claims or leave to amend its complaint such that its constitutional claims might fall within the permitted scope. Ambac Assurance objected to this motion on January 8, 2018. On January 10, 2018, the District Court denied the Commonwealth Agent’s motion to reconsider, but permitted the Commonwealth Agent to move to amend its complaint in a manner consistent with the December 21 scope order. The Commonwealth Agent moved to file an amended complaint on January 11, 2018, which motion Ambac Assurance opposed on January 12, 2018; the District Court granted the Commonwealth Agent’s motion on January 13, 2018, and the Commonwealth Agent filed its amended complaint on January 16, 2018; the COFINA Agent, Ambac Assurance, and other parties filed answers and counterclaims to the amended complaint on January 30, 2018. The Commonwealth and other parties filed answers to these counterclaims on February 13 and 14, 2018. Motions for summary judgment were filed on February 21, 2018, with a hearing on those motions scheduled for April 10, 2018.
In re Financial Oversight and Management Board for Puerto Rico as representative of Puerto Rico Electric Power Authority (United States District Court, District of Puerto Rico, No. 1:17-bk-04780, filed July 2, 2017). On January 31, 2018, the Oversight Board filed an urgent motion for approval of a post-petition revolving loan from the Commonwealth to PREPA in an initial amount of $550 million, up to $1.3 billion (which figure later was lowered to $1.0 billion in amended filings on February 12, 2018). On February 2, 2018, Ambac Assurance filed an objection to the urgent motion. A hearing on the urgent motion was held on February 15, 2018, at the conclusion of which the Court ruled that the Oversight Board had not established the need for or the legality of the requested $1.0 billion facility, but held the motion in abeyance without prejudice to amendment. On February 16, 2018, the Oversight Board filed a revised request for a $300 million loan; on February 19, 2018, the Court entered an order approving the $300 million loan from the Commonwealth to PREPA.
Student Loans Exposure:
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The Consumer Financial Protection Bureau (“CFPB”) filed a complaint against fifteen National Collegiate Student Loan Trusts, regarding alleged improprieties and deficiencies in servicing practices.   Simultaneous with the filing of its complaint, CFPB also filed a motion for entry of a proposed consent judgment that would grant monetary damages and injunctive relief against the Trusts. Ambac guaranteed certain securities issued by three of the Trusts and indirectly insures six other Trusts.  Ambac filed a motion to intervene in the action on September 20, 2017. On November 1, 2017, CFPB and the entities purporting to act on behalf of the Trusts filed briefs in response to Ambac’s motion to intervene stating that they do not oppose Ambac’s motion.  Ambac filed a reply brief in further support of its motion to intervene on November 20, 2017.  Ambac’s motion remains pending.
Nat’l Collegiate Master Student Loan Trust v. Pa. Higher Education Assistance Agency (PHEAA) (Delaware Court of Chancery, C.A. No. 12111-VCS, filed March 21, 2016).  Plaintiffs purporting to act on behalf of fifteen National Collegiate Student Loan Trusts filed a lawsuit against PHEAA, a servicer of loans in the Trusts, alleging improprieties and deficiencies in servicing practices and seeking an order compelling PHEAA to submit to an emergency audit.  PHEAA submitted papers contesting the validity of certain transfers to Plaintiffs of beneficial

| Ambac Financial Group, Inc. 150 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

ownership interests in the Trusts.  In addition, the Owner Trustee of the Trusts, Wilmington Trust Company, WTC, citing irreconcilable differences with Plaintiffs, has resigned from its role as Owner Trustee and moved for appointment of a successor Owner Trustee.  On October 9, 2017, the court directed the parties to meet and confer to develop a process for selecting an interim Owner Trustee.  Ambac guaranteed certain securities issued by three of the Trusts and indirectly insures certain securities in six other Trusts.  Ambac filed a motion to intervene in the action on October 23, 2017, for the limited purpose of being heard regarding the appointment of a successor Owner Trustee and regarding WTC’s contractual commitment and obligation to remain in that role until such appointment is made. Plaintiffs opposed Ambac’s motion to intervene on October 27, 2017. On October 30, 2017, the court denied without prejudice a stipulation filed by Plaintiffs and WTC purporting to address the Owner Trustee issue, and instructed that all interested parties be given notice and an opportunity to participate in discussions to formulate a process for selecting a successor Owner Trustee. Ambac filed a reply brief in further support of its motion to intervene on November 3, 2017.  On November 7, 2017, the court ruled in Plaintiffs’ favor and confirmed the validity of the ownership transfers that PHEAA had disputed.  On January 12, 2018, Plaintiffs filed a motion for injunctive or declaratory relief requiring WTC, as Owner Trustee, and GSS Data Services, Inc., as Administrator, to resume processing for payment bills submitted by lawyers purporting to act on the Trusts’ behalf.  Oppositions to Plaintiffs’ motion are due on March 1, 2018. Negotiations regarding the selection of a new or interim Owner Trustee are ongoing.
Military Housing:
Ambac Assurance has filed various lawsuits seeking specific performance of obligations of borrowers on loans related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond provided by Ambac Assurance, as required under the applicable loan documents. Defendants have asserted, among other things, that Ambac Assurance's claims are barred by the doctrine of laches, that Ambac Assurance lacks standing on the basis that there has been an “Ambac Default” or "Credit Enhancer Default" and that Ambac Assurance is not entitled to specific performance pursuant to the terms of the loan documents. Specifically, Ambac Assurance has instituted the following actions:

•
Ambac Assurance Corporation v. Riley Communities, LLC (District Court, Shawnee County Kansas, No. 2016-CV-00026). Ambac Assurance filed this action on January 8, 2016. On February 2, 2016, defendant served its answer. On September 29, 2017, Ambac Assurance filed a motion for summary judgment on all counts of the Complaint and most of Riley's affirmative defenses. On September 29, 2017, Riley filed a motion for partial summary judgment on two of its affirmative defenses, including statute of limitations and "Credit Enhancer Default" by virtue of certain orders of the Rehabilitation Court. The parties filed their oppositions to the summary judgment motions on October 27 and replies November 10, 2017. Due to the Rehabilitation Court’s January 22 Order, on January 24, 2018, Ambac Assurance filed a Notice of Events Subsequent and Supplemental Brief in support of its Motion for Summary Judgment arguing that the Rehabilitation Court's January 22 order constituted further grounds for entering summary judgment for Ambac Assurance on the "Credit Enhancer Default" argument.

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

•
Ambac Assurance Corporation v. Fort Bliss/White Sands Missile Range Housing LP (District Court, El Paso County, Texas, Cause No. 2016DCV0094). Ambac Assurance filed this action on January 8, 2016. Defendant served its answer on February 11, 2016. Defendant filed a motion for summary judgment on November 16, 2017 on two of its affirmative defenses, including statute of limitations and "Credit Enhancer Default" by virtue of certain orders of the Rehabilitation Court. Ambac Assurance filed a consolidated (i) opposition to Fort Bliss/White Sands’ motion for summary judgment and (ii) counter-motion for partial summary judgment on December 13, 2017. Defendant filed its opposition on January 22, 2018. Ambac Assurance filed its reply brief on January 30, 2018 arguing, among other things, that the Rehabilitation Court’s January 22 Order constituted further grounds for entering summary judgment for Ambac Assurance on the "Credit Enhancer Default" argument. Oral argument on the summary judgment motions has been scheduled for April 27, 2018. On February 7, 2018, the Rehabilitation Court entered a further order enjoining Bliss (among others) from continuing to argue that an Ambac Default occurred by virtue of the Rehabilitation Court's prior orders and requiring Bliss to file that order with the Texas Court. On February 8, 2018, Bliss filed the Rehabilitation Court's January 22 and February 7 orders with the Texas court.

| Ambac Financial Group, Inc. 151 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

RMBS Litigation:
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

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). Ambac Assurance filed an Amended Complaint on September 8, 2011. Ambac Assurance alleged breach of contract, fraudulent inducement, indemnification and reimbursement, and breach of representations and warranties, requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages, and asserted a successor liability claim against Bank of America. On May 28, 2013, Ambac Assurance filed a Second Amended Complaint adding an alter ego claim against Bank of America alleging that, because Bank of America and Countrywide are alter egos of one another, Bank of America is responsible for Countrywide’s liabilities to Ambac. The defendants served their answers on July 31, 2013. Fact and expert discovery has ended. On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. The court heard oral argument on July 15, 2015. On October 27, 2015, the court issued a decision dated October 22, 2015 granting in part and denying in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide (primary-liability claims), and issued a second decision granting Ambac Assurance’s partial motion for summary judgment and denying Bank of America’s motion for summary judgment regarding Ambac Assurance’s secondary-liability claims against Bank of America. Ambac Assurance and Countrywide filed notices of appeal of the October 22, 2015 decision relating to primary liability and Bank of America filed a notice of appeal of the October 27, 2015 decision relating to its secondary-liability to the New York Appellate Division, First Department. On May 16, 2017, the First Department issued rulings in both appeals, reversing a number of rulings that the trial court had made and affirming other rulings. On June 15, 2017, Ambac Assurance filed a motion with the First Department for leave to appeal certain rulings in the May 16, 2017 decision to the Court of Appeals, which Countrywide opposed. On July 25, 2017 the First Department granted Ambac Assurance’s motion. The briefing for the appeal has been completed and oral argument is expected in 2018.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). Ambac Assurance alleges claims for material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. Ambac Assurance has also asserted alter ego claims against Nomura Holding America, Inc. Defendants filed a motion to dismiss on July 12, 2013, which Ambac Assurance opposed. The court held oral argument on November 13, 2013. On September 22, 2014, plaintiffs filed an amended complaint alleging claims for fraudulent inducement, material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. On October 31, 2014 defendants filed a motion to strike the amended complaint. Ambac Assurance opposed that motion and at the court’s recommendation also filed a cross motion for leave to amend the complaint on November 14, 2014, which the defendants opposed. Defendants filed a motion to dismiss the fraudulent inducement claim, which Ambac Assurance opposed. The court heard oral argument on the defendants’ motion to dismiss the fraudulent inducement claim on April 14, 2015. On June 3, 2015, the court denied defendants’ July 2013 motion to dismiss Ambac’s claim for breaches of representations and warranties, but granted the defendants’ motion to dismiss Ambac’s claims for breach of the repurchase protocol and for alter ego liability against Nomura Holding. On December 29, 2016, the court issued a decision denying Nomura’s motion to strike Ambac’s amended complaint and its motion to dismiss the fraudulent inducement claim. On January 31, 2017, Nomura filed a notice of appeal from that decision. On March 27, 2017, Nomura appealed the June 2015 decision to the extent it denied its motion to dismiss and filed its opening appellate brief. Ambac Assurance opposed that appeal. On December 7, 2017, the First Department affirmed the trial court’s June 3, 2015 decision. Discovery is ongoing.

•
The Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Wisconsin Circuit Court for Dane County, Case No 14 CV 3511, filed on December 30, 2014). Ambac Assurance alleges a claim for fraudulent inducement in connection with Ambac Assurance’s issuance of insurance policies relating to five residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendant. Defendant filed a motion

| Ambac Financial Group, Inc. 152 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

to dismiss the complaint on February 20, 2015, which Ambac Assurance opposed. The court heard oral argument on two of Countrywide’s grounds for dismissal on June 23, 2015, and indicated that it would dismiss the Wisconsin Action without prejudice for lack of personal jurisdiction. The court issued an order to that effect on July 2, 2015. Ambac Assurance appealed the July 2, 2015 order. On June 23, 2016, the Wisconsin Court of Appeals reversed the trial court’s dismissal of the complaint, and on October 11, 2016, the Wisconsin Supreme Court granted Countrywide’s petition for review of the June 23 decision by the Wisconsin Court of Appeals. The Wisconsin Supreme Court appeal was argued on February 28, 2017. On June 30, 2017, the Wisconsin Supreme Court reversed the decision of the Wisconsin Court of Appeals and remanded the case to the Wisconsin Court of Appeals for further proceedings. On December 14, 2017, the Wisconsin Court of Appeals affirmed the trial court’s July 2, 2015 decision dismissing the case for lack of personal jurisdiction. On January 16, 2018, Ambac Assurance filed a petition with the Supreme Court of Wisconsin for review of the December 14, 2017 decision. On January 30, 2018, Countrywide opposed the petition. On June 30, 2015, plaintiffs filed a Summons with Notice in the Supreme Court of the State of New York, County of New York, No. 652321/15 (the “2015 New York Action”), alleging claims identical to the Wisconsin Action. On July 21, 2015, plaintiffs filed a complaint in the 2015 New York Action and a motion to stay the 2015 New York Action pending appeal and litigation of the Wisconsin Action. On August 5, 2015, Countrywide filed its opposition to plaintiffs’ motion to stay and on August 10, 2015, Countrywide filed a motion to dismiss the complaint, which Ambac opposed. The court held oral argument in November 2015 and on September 20, 2016 granted Ambac Assurance’s motion to stay. Countrywide’s motion to dismiss the complaint is held in abeyance pending resolution of the Wisconsin Action.

•
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 653979/2014, filed on December 30, 2014). Ambac Assurance alleges a claim for fraudulent inducement in connection with Ambac Assurance’s issuance of insurance policies relating to eight residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuits against the same defendants. On February 20, 2015, the Countrywide defendants filed a motion to dismiss the complaint, which Bank of America joined on February 23, 2015. Ambac Assurance opposed the motion. On December 20, 2016, the court issued a decision denying the defendants’ motion to dismiss. Discovery is ongoing.

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-00446 (SHS), filed January 20, 2017). Ambac Assurance commenced this action to enjoin the defendant from accepting a proposed settlement in a separate litigation that the defendant is prosecuting, as trustee, in connection with a residential mortgage-backed securitization for which Ambac Assurance issued an insurance policy. Ambac Assurance alleges claims for declaratory judgment, breach of contract, breach of fiduciary duty, and violation of the Streit Act. On February 14, 2017, plaintiffs filed an amended complaint asserting additional claims for declaratory judgment and breach of contract related to the defendant’s treatment of trust recoveries. On February 23, 2017, plaintiffs filed a second amended complaint to reflect a revised settlement offer, and also filed a motion for a preliminary injunction, which U.S. Bank opposed. On March 9, 2017, U.S. Bank filed a motion to dismiss the second amended complaint, which plaintiffs opposed. The court heard oral argument on plaintiffs’ motion for a preliminary injunction and U.S. Bank’s motion to dismiss on April 24, 2017. On June 1, 2017, the court denied U.S. Bank’s motion to dismiss and denied plaintiffs’ motion for a preliminary injunction. U.S. Bank filed a motion for reconsideration of the court’s denial of its motion to dismiss, which plaintiffs opposed. On December 6, 2017, the court granted the motion for reconsideration and granted U.S. Bank’s motion to dismiss, and on January 18, 2018, the court issued an opinion memorializing the reasons for its decision. On March 6, 2017, U.S. Bank filed a trust instruction proceeding in Minnesota state court concerning the proposed settlement, which is captioned, In the matter of HarborView Mortgage Loan Trust 2005-10, No. 27-TR-CV-17-32 (the “Minnesota Action”). On April 5, 2017, Ambac Assurance filed a motion to dismiss the Minnesota Action. On June 12, 2017, U.S. Bank filed an amended petition in the Minnesota Action and on July 7, 2017, Ambac Assurance renewed its motion to dismiss, which U.S Bank opposed. On November 13, 2017, the court denied the motion to dismiss the proceeding. On February 7, 2018, Ambac Assurance appealed this dismissal. Additionally, certain certificate holders have objected or otherwise responded to the petition filed by U.S. Bank.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). Ambac Assurance alleges claims for breach of contract, breach of fiduciary duty, declaratory judgment, and violation of the Streit Act in connection with defendant’s failure to enforce rights and remedies and defendant’s treatment of trust recoveries, as trustee of five residential mortgage-backed securitizations for which Ambac Assurance issued insurance policies. On September 15, 2017, U.S. Bank filed a motion to dismiss, which Ambac Assurance opposed on October 13, 2017. Oral argument on that motion was held on November 17, 2017. The motion remains pending.

Other Litigation
U.S. Securities and Exchange Commission (the “SEC”) v. Citigroup Global Markets Inc. (“Citigroup”) (United States District Court Southern District of New York, Docket No. 11-CV-7387, filed in October 2011). This suit related to a collateralized debt obligation transaction arranged by Citigroup where Ambac Credit Products, LLC (insured by Ambac Assurance) provided credit protection through a credit default swap to a bank counterparty that was exposed to the transaction. The SEC and Citigroup reached a settlement of this action for $285,000. The presiding judge approved the settlement in August of 2014. A fair fund has been established to distribute the $285,000 (plus $2,550 received from a related proceeding). RCB Fund Services (the “Distribution Agent”) has been appointed as distribution agent for the fund and has invited

| Ambac Financial Group, Inc. 153 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

investor participants in the CDO transaction to provide information regarding their investments in the CDO transaction. Ambac Assurance filed a submission with the requested information on February 28, 2018. The Distribution Agent, in consultation with the SEC, will then develop a distribution plan for the fair fund, which will be filed with the Court and will be subject to a comment period. While there can be no assurance as what the Distribution Plan will provide, or the timing or substance of what the Court will decide, Ambac Assurance expects to receive a significant portion of the settlement funds. Ambac has not recorded any receivable for its estimated portion of these settlement funds
17. SUBSEQUENT EVENTS
As more fully discussed in Note 1. Background and Business Description, on February 12, 2018:

•
the Second Amended Plan of Rehabilitation became effective and a series of transactions were consummated which provided holders of beneficial interests in Deferred Amounts (other than Ambac, but including Ambac Assurance) a total effective consideration package, in full satisfaction and discharge of each $1.00 of Deferred Amounts (including accretion), of (i) $0.40 in cash, (ii) $0.41 in principal amount of new Secured Notes and (iii) from certain holders of surplus notes, $0.125 currently outstanding surplus notes. Such consideration package provided a discount of $0.065 (set first against accretion of Deferred Amounts). Ambac received $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts (including accretion) that it held, and provided a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims. This transaction is being accounted for as an extinguishment of Deferred Amounts and the discount of approximately $288,000 from the settlement will be reflected as a benefit to loss and loss expenses in the Consolidated Statements of Comprehensive Income (Loss) in the quarter ended March 31, 2018.

•
the Exchange Offers were consummated, pursuant to which holders of surplus notes received the same effective package as holders of beneficial interests in Deferred Amounts, including the discount of $0.065 in principal amount and accrued and unpaid interest on the surplus notes tendered; resulting in Ambac Assurance's cancellation of $809,520 of principal and accrued and unpaid interest of general account surplus notes. The Exchange Offers will be accounted for as a debt modification since the creditors before and after the discount remain the same and the change in the terms is not considered substantial. A substantial change is considered to be a change in cash flows of equal to or greater than 10% as a result of the modification of terms. As the change in cash flows is less than 10%, debt modification accounting is appropriate. Under debt modification accounting, no gain or loss is recorded, and a new effective interest rate is established based on the cash flows of the Ambac Note, which secures the Secured Notes issued as part of the Exchange Offers. Additionally, any consideration paid that is directly related to the issuance of the Ambac Note is capitalized and amortized as part of the effective yield calculation.

•
in connection with the Rehabilitation Exit Transactions, Ambac Assurance is making a one-time current interest payment on remaining surplus notes (other than junior surplus notes) of $13,501, of which $2,618 will be received by Ambac.

•
Ambac Assurance issued $240,000 of new debt secured by certain of Ambac Assurance’s rights to representation and warranty subrogation recoveries above $1,600,000 ("Tier 2 Notes"). The proceeds received from this issuance were used to fund the cash portion of the consideration paid pursuant to the Second Amended Plan of Rehabilitation and Exchange Offers.

•	Ambac will incur operating expenses in the first quarter of 2018 for its and the OCI's financial advisors that is approximately $14,000.
In order to execute these transactions, Ambac established a special purpose entity, Ambac LSNI, LLC, for the sole purpose of the issuance of Secured Notes. Ambac Assurance will not consolidate Ambac LSNI, LLC and will receive $768,464 par amount of the Secured Notes, which will be held in Ambac's investment portfolio.
Ambac's invested assets and cash will be reduced by the total cash outflow of approximately $1,353,560 and Ambac will experience reductions in the value of Ambac-insured RMBS securities held in the investment portfolio.
Ambac Assurance will record the principal amount of long-term debt for the Ambac Note of $2,154,351 and the Tier 2 Notes of $240,000. The key terms of these instruments are as follows:

•
The Ambac Note (and Secured Notes) will accrue interest at a per annum rate of 3-month U.S. Dollar LIBOR plus 5.00%, subject to a 1.00% LIBOR floor. Accrued and unpaid interest will be paid in cash on each payment date (quarterly on the last day of each quarter beginning with June 30, 2018) until the maturity date. The maturity date for the Secured Notes and the Ambac Note will be the earlier of (x) February 12, 2023, and (y) if the Secured Notes are then outstanding, the date that is five business days prior to the date for which OCI has approved the repayment of the outstanding principal amount of the surplus notes (other than junior surplus notes) issued by Ambac Assurance. Promptly, and in any event within four business days after the receipt (whether directly or indirectly) of any representation and warranty subrogation recoveries, Ambac Assurance shall (i) apply an amount (the “Mandatory Redemption Amount”) equal to the lesser of (a) the amount of such RMBS proceeds and (b) all outstanding principal and accrued and unpaid interest on the Ambac Note to redeem the Ambac Note, in whole or in part, as applicable; provided, that any non-cash RMBS proceeds shall be deemed to be received upon the receipt of the applicable appraisal. Redemptions or prepayments of the Ambac Note will result in corresponding redemptions or prepayments of the Secured Notes.

| Ambac Financial Group, Inc. 154 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

•
The Tier 2 Notes will mature in 2055 and shall bear interest at a rate of 8.50% per annum, calculated on a 30/360 basis. Interest payments will not be made in cash on interest payment dates and shall be paid-in-kind and compounded on the last day of each calendar quarter, unless (i) funds are available to make such payments in cash as a result of receiving recoveries in respect of the representation and warranty subrogation recoveries in excess of $1,600,000 or (ii) interest is paid in cash on surplus notes (other than in connection with the Exchange Offers and Second Amended Plan of Rehabilitation). The Tier 2 Notes may not be redeemed or repaid prior to December 17, 2020, unless Ambac Assurance pays a make-whole premium. Thereafter, the Tier 2 Notes may be redeemed, in whole or in part, at the option of Ambac Assurance, at a price equal to 100% of the aggregate principal amount redeemed, plus accrued and unpaid interest, if any.

18. QUARTERLY INFORMATION (Unaudited)

	2017				2016
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross premiums written	$5,584	$6,928	$(24,696)	$(2,129)	$(24,780)	$(4,041)	$(10,543)	$(14,473)
Net premiums earned	47,613	43,152	52,989	31,523	52,800	41,402	53,218	49,867
Net investment income	81,559	85,160	87,177	107,057	60,821	70,758	90,917	90,871
Net other than temporary impairment losses	(3,942)	(1,763)	(13,510)	(956)	(9,334)	(7,441)	(2,853)	(2,191)
Net realized investment gains (losses)	(4,896)	4,180	6,150	(68)	1,102	14,897	11,749	11,536
Net change in fair value of credit derivatives	1,052	6,624	179	8,517	12,866	3,955	1,733	1,552
Net gains (losses) on interest rate derivatives	(1,514)	34,068	3,984	23,027	(83,424)	(36,331)	(14,510)	83,992
Net realized gains (losses) on extinguishment of debt	2,741	2,179	—	—	1,235	3,586	24	—
Income (loss) on Variable Interest Entities	3,701	(1,219)	(4,049)	21,237	(27,163)	8,987	2,057	2,026
Losses and loss expenses (benefit)	135,011	66,100	209,806	102,269	(105,281)	(52,496)	(69,204)	215,492
Insurance intangible amortization	37,525	33,471	45,690	34,168	50,890	39,013	44,553	40,152
Operating expenses	27,980	31,051	33,791	28,694	28,009	27,995	21,466	36,190
Interest expense	31,572	28,234	29,145	30,990	30,430	30,709	31,493	31,712
Pre-tax income (loss)	(105,860)	13,992	(185,466)	(6,917)	12,854	61,511	116,720	(86,059)
Net income (loss) attributable to Common Shareholders	$(125,441)	$7,110	$(190,905)	$(19,479)	$9,415	$58,647	$101,474	$(94,693)
Net income (loss) per share:
Basic	$(2.77)	$0.16	$(4.20)	$(0.43)	$0.21	$1.30	$2.24	$(2.09)
Diluted	$(2.77)	$0.16	$(4.20)	$(0.43)	$0.21	$1.29	$2.22	$(2.09)

| Ambac Financial Group, Inc. 155 2017 FORM 10-K |

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
Ambac’s Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO. Ambac’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017 and, the CEO and CFO have concluded that at that date Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.
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

Ambac management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Ambac management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control - Integrated Framework. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which expressed an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Ambac's internal control over financial reporting.
Item 9B.    Other Information
Appointment of New Director. The Board of Directors of the Company appointed Joan Lamm-Tennant to both the Ambac Board and Ambac Assurance Board effective March 1, 2018. A copy of the Company’s press release announcing this information is being filed as exhibit 99.5 to this Annual Report on Form 10-K. Ms. Lamm-Tennant has also been appointed as a member of the Audit Committee and Strategy and Risk Policy Committee of the Board.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Ambac’s executive officers and directors, including its audit committee and audit committee financial experts will be in Ambac’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2017 (the “2018 Proxy Statement”) and is incorporated herein by reference.
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
Item 11.    Executive Compensation.
Information relating to Ambac’s executive officer and director compensation will be in the 2018 Proxy Statement and is incorporated herein by reference.

| Ambac Financial Group, Inc. 156 2017 FORM 10-K |

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to security ownership of certain beneficial owners of Ambac’s common stock and information relating to the security ownership of Ambac’s management will be in the 2018 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2017 regarding securities issued under our 2013 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Third Column)
Equity compensation plans approved by security holders	2013 Incentive Compensation Plan (1)	959,356 (2) (3)	$24.03 (4)	2,793,323
Equity compensation plans not approved by security holders	None	---	---	---
Total		959,356 (2) (3)	$24.03 (4)	2,793.323

(1)
Our 2013 Incentive Compensation Plan was approved by the stockholders of Ambac on December 18, 2013. The total number of shares of Ambac common stock available for issuance under the 2013 Incentive Compensation Plan is 4,000,000.

(2)
Represents, as of December 31, 2017, the number of outstanding restricted stock unit awards, stock options and the maximum number of performance stock units that may be issued if certain performance goals are achieved. Refer to Note 15. Employment Benefit Plans to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for a description of the grants made under the 2013 Incentive Compensation Plan. This amount includes 221,803 restricted stock units, 126,667 options and 610,886 performance stock units which are based on the maximum number of shares potentially payable under the awards.

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

(4)
Reflects the weighted-average price of all outstanding options that had been granted but not forfeited, expired or exercised. Performance shares and restricted stock units are not included in determining the weighted-average price as they have no exercise price.

Item 13.    Certain Relationships and related Transactions, and Director Independence.
Information relating to Ambac with respect to certain relationships and related transactions and director independence will be in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.
Information relating to principal accountant fees and services will be in the 2018 Proxy Statement and is incorporated herein by reference.
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

| Ambac Financial Group, Inc. 157 2017 FORM 10-K |

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
4.11
Fiscal Agency Agreement, dated as of June 7, 2010, by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent (filed as Exhibit 10.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference).

4.12
Amendment dated as of October 3, 2014 to Fiscal Agency Agreement dated as of June 7, 2010 by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent (filed as Exhibit 4.1 to Ambac Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

4.13
Indenture (including the form of Notes), dated as of February 12, 2018, between Ambac LSNI, LLC and The Bank of New York Mellon, as trustee and note collateral agent, providing for the issuance of insured secured notes (filed as exhibit 4.1 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

4.14
Indenture (including the form of Notes), dated as of February 12, 2018, between Ambac LSNI, LLC and The Bank of New York Mellon, as trustee and note collateral agent, providing for the issuance of insured secured notes (filed as exhibit 4.2 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

4.15
Indenture (including the form of Notes), dated as of February 12, 2018, between Ambac Assurance Corporation and The Bank of New York Mellon, as trustee and note collateral agent providing for the issuance of senior notes secured by certain interests in proceeds of certain RMBS litigation (filed as exhibit 4.3 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

4.16
Supplemental Fiscal Agency Agreement, dated as of February 12, 2018, among the Segregated Account of Ambac Assurance Corporation, Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent (filed as exhibit 4.4 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

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

| Ambac Financial Group, Inc. 158 2017 FORM 10-K |

(b)	Exhibits

10.4
Ambac Financial Group, Inc.'s Long-Term Incentive Compensation Plan (filed as Exhibit 10.1 to Ambac Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.5
Ambac Financial, Group, Inc.’s Incentive Compensation Plan (filed as Appendix A to Ambac Financial Group’s 2013 Definitive Proxy Statement on Schedule DEF 14A filed on November 8, 2013 and incorporated herein by reference).

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

10.9
Amendment No. 1, dated April 29, 2013, to the Amended and Restated Tax Sharing Agreement among Ambac Financial Group, Inc. and certain of its affiliates (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K, filed on May 3, 2013 and incorporated herein by reference).

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

10.18
Management Services Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.22 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.19
Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.23 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.20
Aggregate Excess of Loss Reinsurance Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.24 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.21
Secured Note, dated as of March 24, 2010, from Ambac Assurance Corporation to the Segregated Account of Ambac Assurance Corporation (filed as Exhibit 10.25 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.22
Lease Modification dated as of September 8, 2015 to the Lease dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation (filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.23
Form of 2015 Long-Term Incentive Compensation Agreement between Ambac Financial Group, Inc. and each of the Company's executive officers (filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.24
Form of 2016 Long-Term Incentive Compensation Agreement between Ambac Financial Group, Inc. and each of the Company's executive officers (filed as Exhibit 10.27 to Ambac Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

	10.25+	Form of 2017 Long-Term Incentive Compensation Agreement between Ambac Financial Group, Inc. and each of the Company's executive officers.
10.26
Voting Support Settlement Agreement, dated as of March 28, 2016, by and between Ambac Financial Group, Inc. and Cornwall Master LP (filed as Exhibit 10.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on March 29, 2016 and incorporated herein by reference).

| Ambac Financial Group, Inc. 159 2017 FORM 10-K |

(b)	Exhibits

10.27
Employment Agreement dated as of November 1, 2016 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and David Trick (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

10.28
Employment Agreement dated as of December 8, 2016, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference).

10.29
Employment Agreement dated as of January 4, 2017 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Stephen Ksenak (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on January 6, 2017 and incorporated herein by reference).

10.30
Rehabilitation Exit Support Agreement, by and among Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain holders of Ambac Assurance Corporation’s 5.1% Surplus Notes due 2020 and certain holders of Ambac Assurance Corporation’s deferred payment obligations, dated as of July 19, 2017 (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on July 19, 2017 and incorporated herein by reference).

10.31
Tier 2 Commitment Letter, dated as of July 19, 2017 from funds affiliated with or managed by investors party thereto (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on July 19, 2017 and incorporated herein by reference).

10.32
First Amendment to the Rehabilitation Exit Support Agreement, by and among Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain holders of Ambac Assurance Corporation’s 5.1% Surplus Notes due 2020 and certain holders of Ambac Assurance Corporation’s deferred payment obligations, dated as of September 21, 2017 (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on September 26, 2017 and incorporated herein by reference).

10.33
Financial Guaranty Insurance Policy, dated February 12, 2018, issued by Ambac Assurance Corporation (filed as exhibit 10.1 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

10.34
Collateral Agreement, dated as of February 12, 2018, made by Ambac LSNI, LLC in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent for the secured parties (filed as exhibit 10.2 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

10.35
Pledge Agreement, dated as of February 12, 2018, made by Ambac Assurance Corporation in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent (filed as exhibit 10.3 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

10.36
Collateral Agreement, dated as of February 12, 2018, made by Ambac Assurance Corporation in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent for the secured parties (filed as exhibit 10.4 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

10.37
Waiver and Amendment, dated as of February 12, 2018, among Ambac Assurance Corporation, Ambac Credit Products, LLC, Ambac Financial Group, Inc. and the other signatories party thereto (filed as exhibit 10.5 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

	10.38	Second Amended Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation dated September 25, 2017, and effective as of February 12, 2018.
10.39
Order Granting the Rehabilitator’s Motion to Further Amend the Plan of Rehabilitation and confirming the Second Amended Plan of Rehabilitation, as amended, Case No. 10-CV-1576 (Dane County, Wisconsin) dated January 22, 2018.

10.40
Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of the Rehabilitation of the Segregated Account of Ambac Assurance Corporation effective as of February 12, 2018.

(99) Additional exhibits
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

	99.5	Press Release dated February 28, 2018, announcing the appointment of Joan Lamm-Tennant, effective March 1, 2018, to the the Board of Directors of Ambac Financial Group, Inc.
Other exhibits, filed or furnished, as indicated:
	12.1+	Computation of Ratio of Earnings to Fixed Charges
	21.1+	List of Subsidiaries of Ambac Financial Group, Inc.
	23.1+	Consent of Independent Registered Public Accounting Firm
	24.1+	Power of Attorney for directors of Ambac Financial Group, Inc.
	31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
	31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

| Ambac Financial Group, Inc. 160 2017 FORM 10-K |

(b)	Exhibits

	32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ Filed herewith. ++ Furnished herewith.

| Ambac Financial Group, Inc. 161 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
Other Than Investments in Related Parties
December 31, 2017

Type of Investment ($ in Thousands)	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Municipal obligations	$845,778	$779,834	$779,834
Corporate obligations	858,774	860,075	860,075
Foreign obligations	26,245	26,543	26,543
U.S. government obligations	186,619	185,127	185,127
Residential mortgage-backed securities	2,214,512	2,251,333	2,251,333
Collateralized debt obligations	50,754	51,037	51,037
Other asset-backed securities	531,660	597,942	597,942
Short-term	557,476	557,270	557,270
Other	396,689	431,630	431,630
Total	$5,668,507	$5,740,791	$5,740,791

| Ambac Financial Group, Inc. 162 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Balance Sheets

($ in thousands, except share data) December 31,	2017	2016
Assets:
Fixed income securities, at fair value (amortized cost: 2017—$239,476 and 2016—$220,749)	$230,055	$214,023
Short-term investments, at cost (approximates fair value)	69,531	66,570
Other investments	64,691	30,003
Total investments	364,277	310,596
Cash	3,949	32,251
Investment in subsidiaries	968,392	1,340,442
Investment income due and accrued	329	272
Current taxes receivable(1)	29,576	28,722
Other assets	14,946	4,132
Total assets	$1,381,469	$1,716,415
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other liabilities	321	2,501
Total liabilities	321	2,501
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,275,982 and 45,194,954	453	452
Additional paid-in capital	199,560	195,267
Accumulated other comprehensive income (loss)	(52,239)	(38,990)
Retained earnings	1,233,845	1,557,681
Treasury stock, shares at cost: 24,816 and 22,458	(471)	(496)
Total Ambac Financial Group, Inc. stockholders’ equity	1,381,148	1,713,914
Total liabilities and stockholders’ equity	$1,381,469	$1,716,415

(1)	Of these amounts, $30,496 and $28,691 receivable from the Registrant's wholly-owned subsidiary, Ambac Assurance Corporation, pursuant to the Amended TSA.
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 163 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Comprehensive Income

($ in thousands) Year Ended December 31,	2017	2016	2015
Revenues:
Investment income	$24,411	$13,493	$9,826
Other than temporary impairments	(550)	(289)	(155)
Net realized gains (losses)	(6,575)	(7)	(27)
Total revenues	17,286	13,197	9,644
Expenses:
Operating expenses	3,913	11,486	8,922
Total expenses	3,913	11,486	8,922
Income (loss) before income taxes and equity in undistributed net loss of subsidiaries	13,373	1,711	722
Federal income tax provision (benefit)	(29,398)	(28,739)	(70,811)
Income before equity in undistributed net income of subsidiaries	42,771	30,450	71,533
Equity in undistributed net income (loss) of subsidiaries	(371,486)	44,393	421,870
Net income (loss)	$(328,715)	$74,843	$493,403

Other comprehensive income (loss), after tax:
Net income (loss)	$(328,715)	$74,843	$493,403
Unrealized gains (losses) on securities, net of deferred income taxes of $0	(81,520)	67,900	(159,730)
Gain (loss) on foreign currency translation, net of deferred income taxes of $0.	73,586	(122,128)	(44,651)
Changes to postretirement benefit, net of tax	1,273	23	(687)
Total other comprehensive income (loss)	(6,661)	(54,205)	(205,068)
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$(335,376)	$20,638	$288,335
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 164 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Stockholders' Equity

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2017	$1,713,914	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)
Total comprehensive income (loss)	(335,376)	(328,715)	(6,661)	—	—	—	—
Adjustment to initially apply ASU 2018-02	—	6,588	(6,588)	—	—	—	—
Adjustment to initially apply ASU 2016-09	(137)	(137)	—	—	—	—	—
Stock-based compensation	4,293	—	—	—	—	4,293	—
Cost of shares (acquired) issued under equity plan	(1,547)	(1,572)	—	—	—	—	25
Issuance of common stock	1	—	—	—	1	—	—
Balance at December 31, 2017	$1,381,148	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)

Balance at Balance at January 1, 2016	$1,684,799	$1,478,439	$15,215	$—	$450	$190,813	$(118)
Total comprehensive income	20,638	74,843	(54,205)	—	—	—	—
Adjustment to initially apply ASU 2014-13	6,442	6,442	—	—	—	—	—
Stock-based compensation	5,253	—	—	—	—	5,253	—
Cost of shares (acquired) issued under equity plan	(505)	(127)	—	—	—	—	(378)
Cost of warrants acquired	(2,717)	(1,916)	—	—	—	(801)	—
Issuance of common stock	2	—	—	—	2	—	—
Warrants exercised	2	—	—	—	—	2	—
Balance at December 31, 2016	$1,713,914	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)

Balance at January 1, 2015	$1,399,105	$989,290	$220,283	$—	$450	$189,138	$(56)
Total comprehensive income	288,335	493,403	(205,068)	—	—	—	—
Stock-based compensation	3,105	—	—	—	—	3,105	—
Cost of shares (acquired) issued under equity plan	(374)	(312)	—	—	—	—	(62)
Cost of warrants acquired	(5,375)	(3,942)	—	—	—	(1,433)	—
Warrants exercised	3	—	—	—	—	3	—
Balance at December 31, 2015	$1,684,799	$1,478,439	$15,215	$—	$450	$190,813	$(118)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 165 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statements of Cash Flow

($ in thousands) Year Ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(328,715)	$74,843	$493,403
Adjustments to reconcile net income loss to net cash used in operating activities:
Equity in undistributed net (income) loss of non-debtor subsidiaries	371,486	(44,393)	(421,870)
Amortization of bond premium and discount	(16,724)	(7,208)	(4,690)
Other-than-temporary impairment charges	550	289	155
Net realized gains (losses)	6,575	7	27
Increase (decrease) in current income taxes payable	(854)	42,126	(71,069)
Share-based compensation	4,293	5,253	3,105
Investment income due and accrued	(57)	(149)	(69)
(Increase) decrease in other assets	(10,814)	646	991
Other, net	(9,960)	5,814	549
Net cash provided by (used in) operating activities	15,780	77,228	532
Cash flows from investing activities:
Proceeds from matured bonds	186,747	269,459	347,539
Purchases of bonds	(195,853)	(279,582)	(312,419)
Change in short-term investments	(2,961)	(18,491)	(25,143)
Change in other investments	(34,688)	(4,664)	(5,253)
Other, net	2,673	(9,009)	—
Net cash provided by (used in) investing activities	(44,082)	(42,287)	4,724
Cash flows from financing activities:
Cost of warrants acquired	—	(2,717)	(5,375)
Proceeds from warrant exercise	—	2	3
Net cash (used in) financing activities	—	(2,715)	(5,372)
Net cash flow	(28,302)	32,226	(116)
Cash at beginning of period	32,251	25	141
Cash at end of period	$3,949	$32,251	$25

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$784	$635	$394
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 166 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Notes to Condensed Financial Information
(Dollar Amounts in Thousands)
The condensed financial information of Ambac Financial Group, Inc. (“Ambac” or the “Registrant”) as of December 31, 2017 and 2016 and for the three years in the period ended December 31, 2017, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto included in this 2017 Annual Report on Form 10-K for the year ended December 31, 2017.
Ambac, headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. On May 1, 2013, Ambac emerged from Chapter 11 bankruptcy protection when the Second Modified Fifth Amended Plan of Reorganization of Ambac (the “Reorganization Plan”) became effective. On December 26, 2013, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order of final decree closing Ambac’s Chapter 11 case. Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court on November 8, 2010.
Income Taxes
Ambac files a consolidated Federal income tax return with its U.S. subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. As of December 31, 2017 Ambac had a U.S. loss carryforwards totaling $3,694,844, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032. The NOL allocable to AFG as of December 31, 2017 is $1,412,639.
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
Ambac Assurance has utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2017 (post determination date NOLs); however, additional post determination date NOLs may be generated in the future. During this time period, Ambac Assurance's cumulative net taxable income was approximately $1,367,795, which utilized all of the $479,000 allocated Tier A NOL and $888,795 of the $1,057,000 allocated Tier B NOL and resulted in accrued Tolling Payments, net of applicable credits. At December 31, 2017, $30,496 of Tolling Payments are due to Ambac no later than forty-five days after April 15, 2018. Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits.

| Ambac Financial Group, Inc. 167 2017 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV— REINSURANCE
Years Ended December 31, 2017, 2016 and 2015

Insurance Premiums Written ($ in Thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2017	$(14,313)	$(2,104)	$—	$(12,209)	—%

Year Ended December 31, 2016	(53,837)	(8,772)	$—	(45,065)	—%

Year Ended December 31, 2015	(37,572)	(3,001)	—	(34,571)	—%

| Ambac Financial Group, Inc. 168 2017 FORM 10-K |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	February 28, 2018	By:	/S/ DAVID TRICK
David Trick
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. STEIN*	Chairman of the Board and Director	February 28, 2018
Jeffrey S. Stein

/S/ CLAUDE LEBLANC	President, Chief Executive Officer and Director	February 28, 2018
Claude LeBlanc	(Principal Executive Officer)

/S/ DAVID TRICK	Executive Vice President and Chief Financial Officer	February 28, 2018
David Trick	(Principal Financial Officer)

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer	February 28, 2018
Robert B. Eisman	(Principal Accounting Officer)

/S/ ALEXANDER D. GREENE*	Director	February 28, 2018
Alexander D. Greene

/S/ IAN D. HAFT*	Director	February 28, 2018
Ian D. Haft

/S/ DAVID L. HERZOG*	Director	February 28, 2018
David L. Herzog

/S/ C. JAMES PRIEUR*	Director	February 28, 2018
C. James Prieur

/S/ STEPHEN M. KSENAK
*By: Stephen M. Ksenak	Attorney-in-fact	February 28, 2018

| Ambac Financial Group, Inc. 169 2017 FORM 10-K |