Form 10-Q
period 2018-03-31
AMBAC FINANCIAL GROUP INC
filed 2018-05-09
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of May 7, 2018, 45,332,214 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share data) (March 31, 2018 (Unaudited))	2018	2017
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $3,713,908 and $4,614,623)	$3,871,938	$4,652,172
Fixed income securities pledged as collateral, at fair value (amortized cost of $84,240 and $99,719)	84,240	99,719
Short-term investments, at fair value (amortized cost of $321,210 and $557,476)	321,119	557,270
Other investments (includes $383,687 and $396,689 at fair value)	419,896	431,630
Total investments	4,697,193	5,740,791
Cash and cash equivalents	38,485	623,703
Receivable for securities	2,376	11,177
Investment income due and accrued	20,457	16,532
Premium receivables	580,707	586,312
Reinsurance recoverable on paid and unpaid losses	38,825	40,997
Deferred ceded premium	49,631	52,195
Subrogation recoverable	1,894,778	631,213
Loans	10,643	10,358
Derivative assets	60,196	73,199
Current taxes	20,180	11,803
Insurance intangible asset	833,040	846,973
Other assets	36,332	46,614
Variable interest entity assets:
Fixed income securities, at fair value	2,955,763	2,914,145
Restricted cash	1,134	978
Loans, at fair value	11,558,331	11,529,384
Derivative assets	46,260	54,877
Other assets	3,635	1,123
Total assets	$22,847,966	$23,192,374
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$762,240	$783,155
Loss and loss expense reserves	2,139,101	4,745,015
Ceded premiums payable	36,451	37,876
Deferred taxes	34,804	33,659
Long-term debt	2,957,732	991,696
Accrued interest payable	244,199	436,984
Derivative liabilities	71,584	82,782
Other liabilities	55,209	67,583
Payable for securities purchased	8,849	1,932
Variable interest entity liabilities:
Accrued interest payable	3,005	589
Long-term debt, at fair value	12,270,124	12,160,544
Derivative liabilities	2,155,456	2,205,264
Other liabilities	47	37
Total liabilities	20,738,801	21,547,116
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,365,170 and 45,275,982	454	453
Additional paid-in capital	204,172	199,560
Accumulated other comprehensive income (loss)	99,476	(52,239)
Retained earnings	1,541,464	1,233,845
Treasury stock, shares at cost: 32,956 and 24,816	(511)	(471)
Total Ambac Financial Group, Inc. stockholders’ equity	1,845,055	1,381,148
Noncontrolling interest	264,110	264,110
Total stockholders’ equity	2,109,165	1,645,258
Total liabilities and stockholders’ equity	$22,847,966	$23,192,374
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2018	2017
Revenues:
Net premiums earned	$30,883	$47,613
Net investment income:
Securities available-for-sale and short-term	110,551	73,150
Other investments	(311)	8,409
Total net investment income	110,240	81,559
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(341)	(21,154)
Portion of other-than-temporary impairment recognized in other comprehensive income	42	17,212
Net other-than-temporary impairment losses recognized in earnings	(299)	(3,942)
Net realized investment gains (losses)	4,862	(4,896)
Change in fair value of credit derivatives:
Realized gains and other settlements	106	199
Unrealized gains (losses)	(452)	853
Net change in fair value of credit derivatives	(346)	1,052
Net gains (losses) on interest rate derivatives	25,537	(1,514)
Net realized gains (losses) on extinguishment of debt	3,115	2,741
Other income (expense)	(509)	58
Income (loss) on variable interest entities	574	3,701
Total revenues	174,057	126,372
Expenses:
Losses and loss expenses (benefit)	(247,395)	135,011
Insurance intangible amortization	28,636	37,525
Operating expenses	36,434	28,124
Interest expense	48,073	31,572
Total expenses	(134,252)	232,232
Pre-tax income (loss)	308,309	(105,860)
Provision for income taxes	2,605	19,581
Net income (loss) attributable to common stockholders	$305,704	$(125,441)
Other comprehensive income (loss), after tax:
Net income (loss)	$305,704	$(125,441)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of ($1,708) and $0	122,304	21,335
Gains (losses) on foreign currency translation, net of income tax provision of $0 and $0	32,056	12,593
Credit risk changes of fair value option liabilities, net of income tax provision of $230 and $0	1,114	—
Changes to postretirement benefit, net of income tax of $0 and $0	(859)	2,287
Total other comprehensive income (loss), net of income tax	154,615	36,215
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$460,319	$(89,226)
Net income (loss) per share attributable to Ambac Financial Group, Inc. common stockholders
Basic	$6.72	$(2.77)
Diluted	$6.70	$(2.77)
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2018	$1,645,258	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)	$264,110
Total comprehensive income	460,319	305,704	154,615	—	—	—	—	—
Adjustment to initially apply ASU 2016-01	—	2,900	(2,900)	—	—	—	—	—
Stock-based compensation	4,612	—	—	—	—	4,612	—	—
Cost of shares (acquired) issued under equity plan	(1,025)	(985)	—	—	—	—	(40)	—
Issuance of common stock	1	—	—	—	1	—	—	—
Balance at March 31, 2018	$2,109,165	$1,541,464	$99,476	$—	$454	$204,172	$(511)	$264,110

Balance at January 1, 2017	$1,978,024	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)	$264,110
Total comprehensive income	(89,226)	(125,441)	36,215	—	—	—	—	—
Adjustment to initially apply ASU 2016-09	(137)	(137)	—	—	—	—	—	—
Stock-based compensation	1,521	—	—	—	—	1,521	—	—
Cost of shares (acquired) issued under equity plan	(1,267)	(706)	—	—	—	—	(561)	—
Issuance of common stock	1	—	—	—	1	—	—	—
Balance at March 31, 2017	$1,888,916	$1,431,397	$(2,775)	$—	$453	$196,788	$(1,057)	$264,110
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$305,704	$(125,441)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	181	270
Amortization of bond premium and discount	(77,427)	(36,178)
Share-based compensation	4,612	1,521
Deferred income taxes	1,145	26
Current income taxes	(8,439)	11,550
Unearned premiums, net	(18,329)	(36,272)
Losses and loss expenses, net	(1,371,840)	131,188
Ceded premiums payable	(1,425)	(2,328)
Investment income due and accrued	(3,926)	(1,250)
Premium receivables	5,601	8,630
Accrued interest payable	(82,992)	4,866
Amortization of insurance intangible assets	28,636	37,525
Net mark-to-market (gains) losses	452	(853)
Net realized investment gains	(4,862)	4,896
Other-than-temporary impairment charges	299	3,942
(Gain) loss on extinguishment of debt	(3,115)	(2,741)
Variable interest entity activities	(574)	(3,701)
Derivative assets and liabilities	438	(101)
Other, net	34,299	(337)
Net cash used in operating activities	(1,191,562)	(4,788)
Cash flows from investing activities:
Proceeds from sales of bonds	296,078	305,541
Proceeds from matured bonds	103,995	227,741
Purchases of bonds	(77,469)	(439,473)
Proceeds from sales of other invested assets	31,327	121,353
Purchases of other invested assets	(11,758)	(139,561)
Change in short-term investments	236,262	83,550
Change in cash collateral receivable	(979)	9,615
Proceeds from paydowns of consolidated VIE assets	79,917	64,946
Other, net	(377)	(1,189)
Net cash provided by investing activities	656,996	232,523
Cash flows from financing activities:
Net proceeds from issuance of Tier II notes	240,000	—
Paydowns of a secured borrowing	(8,797)	(10,355)
Payments for investment agreement draws	—	(82,358)
Payments for extinguishment of long-term debt	(191,258)	(43,666)
Payments for debt issuance costs	(9,221)	—
Tax payments related to shares withheld for share-based compensation plans	(1,025)	(1,268)
Payments of consolidated VIE liabilities	(79,917)	(62,672)
Net cash used in financing activities	(50,218)	(200,319)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(278)	463
Net cash flow	(585,062)	27,879
Cash, cash equivalents, and restricted cash at beginning of period	624,681	95,898
Cash, cash equivalents, and restricted cash at end of period	$39,619	$123,777
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991.
Ambac provides financial guarantee insurance policies through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance" or "AAC") and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac also has another wholly-owned subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance and Ambac UK from being able to write new business. The inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the Stipulation and Order (as described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017) and the terms of its Auction Market Preferred Shares. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
Ambac also provides other financial products through subsidiaries of Ambac Assurance. These products include interest rate swaps, funding conduits, and investment agreements (until the first quarter of 2017) that were provided principally to clients that were also provided financial guarantee policies. These financial products have been in active run-off since 2007.
Management reviews financial information, allocates resources and measures financial performance on a consolidated basis. As a result, the Company has a single reportable segment.
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
With respect to our new business strategy, we have identified certain business sectors, adjacent to Ambac's core business, in which future opportunities will be evaluated. The evaluation will be conducted through a measured and disciplined approach to identify opportunities that are synergistic to Ambac, match Ambac's core competencies, are rapidly scalable or available through mergers and acquisitions and that may allow for the utilization of Ambac's net operating loss carry-forwards.  Although we are exploring new business opportunities, no assurance can be given that we will be able to execute or obtain the financial and other resources that may be required to finance the acquisition or development of any new businesses or assets. Furthermore, the execution of Ambac’s objective to increase the value of its investment in Ambac Assurance is subject to the rights of OCI under the Stipulation and Order, which requires OCI to approve certain actions taken by or in respect of Ambac Assurance, as well as the restrictions in the Settlement Agreement. Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Decisions by OCI could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.
The Segregated Account
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of

| Ambac Financial Group, Inc. 5 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court, which was confirmed by the Rehabilitation Court on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Policy obligations not allocated to the Segregated Account remained in the General Account of Ambac Assurance, and such policies in the General Account were not subject to and, therefore, were not directly impacted by the Segregated Account Rehabilitation Plan.
On February 12, 2018, Ambac successfully concluded the rehabilitation of the Segregated Account pursuant to an amendment of the Segregated Account Rehabilitation Plan (the "Second Amended Plan of Rehabilitation"). The conclusion of the rehabilitation followed the successful completion of Ambac's surplus note exchange offers and consent solicitation, which, together with the satisfaction of all remaining conditions precedent to the effectiveness of the Second Amended Plan of Rehabilitation, including the discharge of all unpaid policy claims of the Segregated Account, including accretion amounts thereon ("Deferred Amounts"), completed the restructuring transactions (the "Rehabilitation Exit Transactions") announced on July 19, 2017, as more fully described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In exchange for an effective consideration package of 40% cash, 41% Secured Notes (as defined below) and 12.5% General Account Surplus Notes (as defined below), paid in respect of outstanding Deferred Amounts and General Account Surplus Notes, Ambac Assurance received the following benefits as a result of the completion of the Rehabilitation Exit Transactions:

•	Satisfaction and discharge of all outstanding Deferred Amounts (including accretion) of the Segregated Account, totaling $3,856,992;

•	Cancellation of $552,320 in principal amount outstanding, plus accrued and unpaid interest of $257,200 thereon, of AAC's 5.1% surplus notes due 2020 (the "General Account Surplus Notes"); and

•	An effective discount of 6.5% on Deferred Amounts (applied first against accretion) and the outstanding amount of principal and accrued and unpaid interest on tendered General Account Surplus Notes
Ambac received $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts that it held, and provided a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims. Ambac did not participate in the voluntary surplus note exchange offers.
A newly formed special purpose entity Ambac LSNI, LLC ("Ambac LSNI") issued new secured notes (the “Secured Notes”), secured by all assets of the special purpose entity, which include a note issued by Ambac Assurance to the special purpose entity (the "Ambac Note"), which is secured by a pledge of Ambac Assurance’s right, title and interest in up to the first $1,400,000 of proceeds (net of reinsurance) from certain litigations in which Ambac Assurance seeks redress for breaches of representations and warranties and/or fraud related to residential mortgage-backed securitizations (the “RMBS Litigations”). In addition, the Ambac Note is secured by cash and securities having a market value of $367,816 as of March 31, 2018. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of the Secured Notes held by Ambac Assurance from time to time, and issued a financial guaranty insurance policy to a trustee for the benefit of holders of Secured Notes irrevocably guarantying all principal and interest payments in respect of the Secured Notes as and when such payments become due and owing.
Prior to the Rehabilitation Exit Transactions, Ambac and Ambac Assurance owned securities that were insured by Ambac Assurance and allocated to the Segregated Account. As a result of the Rehabilitation Exit Transactions, Ambac Assurance and Ambac received $643,583 and $124,881, respectively, of par amount of secured notes issued by Ambac LSNI. Such secured notes are reported in Investments in the Consolidated Balance Sheets at their fair value.
Ambac Assurance also received $240,000 in cash proceeds from the issuance of notes secured by recoveries from RMBS Litigations in excess of $1.6 billion ("Tier 2 Notes").
Receipt of Requisite Consents for Bank Settlement Agreement Waiver and Amendment
Ambac received sufficient consents from holders of General Account Surplus Notes for a waiver and amendment (the "BSA Waiver and Amendment") of the Settlement Agreement. Among other provisions, the BSA Waiver and Amendment includes amendments to the Settlement Agreement that (i) eliminate the requirement for Ambac Assurance to have "unaffiliated qualified directors" on its Board of Directors; (ii) eliminate the prohibition on new business activities; (iii) modify the restrictions on the incurrence of indebtedness and other material obligations; (iv) modify the restrictions on liens securing permitted indebtedness; (v) modify restrictions applicable to junior surplus notes; and (vi) modify restrictions on mergers or similar transactions.
Regulatory Approval of the Rehabilitation Exit Transactions, including a partial interest payment on Surplus Notes
OCI provided all approvals necessary to consummate the Rehabilitation Exit Transactions, to give effect to the BSA Waiver and Amendment, and to make a $13,501 pro-rata interest payment, representing approximately six months of interest, on the outstanding principal and accrued

| Ambac Financial Group, Inc. 6 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

and unpaid interest of General Account Surplus Notes that remained outstanding (of which $2,618 was received by Ambac for surplus notes that it owns that are considered extinguished for accounting purposes) after the closing of the Rehabilitation Exit Transactions on February 12, 2018.
For more information about the Segregated Account rehabilitation and the Rehabilitation Exit Transactions and related matters, please refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed its significant accounting policies in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. All intercompany balances and transactions have been eliminated. The results of operations for the three months ended March 31, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet was derived from audited financial statements.
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
Foreign currency translation: Functional currency assets and liabilities of Ambac’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments, net of deferred taxes, are included as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Functional currency operating results of foreign subsidiaries are translated using average exchange rates.
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $5,018 and $6,465 for the three months ended March 31, 2018 and 2017. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro. The significant components of foreign currency transaction gains/(losses), including the respective classifications in the Consolidated Statement of Total Comprehensive Income, are as follows:

•	Remeasurement of loss reserves, classified in Loss and loss expenses, in the amount of $11,016 and $5,827 for the three months ended March 31, 2018 and 2017, respectively;

•
Realized gain (losses) from the sale of investment securities and the unrealized gains (losses) on trading and short-term investment securities, classified in Net realized investment gains, in the amount of $(4,804) and $1,916 for the three months ended March 31, 2018 and 2017, respectively;

•	Remeasurement of premium receivables, classified in Other income, in the amount of $(1,387) and $(560) for the three months ended March 31, 2018 and 2017, respectively; and

•
Remeasurement of credit derivative liabilities, classified in Net change in fair value of credit derivative, in the amount of $(25) and $(706) for the three months ended March 31, 2018 and 2017, respectively.

| Ambac Financial Group, Inc. 7 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2018	2017
Cash paid during the period for:
Income taxes	9,718	8,295
Interest on long-term debt and investment agreements	100,958	20,496
Non-cash financing activities:
Decrease in long-term debt as a result of an exchange for investment securities	—	55,426
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	38,485	118,772
Restricted cash	1,134	5,005
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	39,619	123,777
In addition to the non-cash financing activities disclosed in the above table, the Rehabilitation Exit Transactions involved the exchange of cash and non-cash consideration for the discharge of all Deferred Amounts and cancellation of certain General Account Surplus Notes. Refer to Note 1. Background and Business Description of this Form 10-Q and Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further details of the transactions.
Reclassifications:
Reclassifications have been made to prior years' amounts to conform to the current year's presentation. Such reclassifications are primarily the result of certain new standards discussed in the Recently Adopted Accounting Standards section below.
Recently Adopted Accounting Standards:
Effective January 1, 2018, Ambac adopted the following accounting standards:
Stock Compensation--Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The adoption of this ASU did not have an impact on Ambac's financial statements.
Net Periodic Pension and Postretirement Costs
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The objective of the ASU is to increase transparency in the reporting of net pension cost and net postretirement cost (collectively "net benefit cost"). The ASU requires that the service cost component of net benefit cost be reported on the same line item as other compensation costs arising from services rendered by employees. It further requires that the other components of net benefit costs (i.e. interest costs, amortization of prior service cost, etc.) be presented separately from the service cost component and outside the subtotal of income from operations, if one is presented. Prior to adoption of this ASU, Ambac reported all postretirement costs in Operating expenses on the Consolidated Statements of Total Comprehensive Income (Loss). Adoption of this ASU resulted in a reclassification of other non-service related costs from Operating expenses to Other income (expense) of $144 for the three months ended March 31, 2017.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. Prior to the effective date of this ASU, GAAP did not include specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash flow equivalents other than limited guidance for non-for-profit entities. This ASU is intended to resolve diversity in practice in the classification of changes in restricted cash and restricted cash flow equivalents on the statement of cash flows. The ASU requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending period amounts on the statement of cash flows, along with certain disclosures. Adoption of this ASU resulted in the inclusion of restricted cash activity related to consolidated VIEs on the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017. Also refer to the Supplemental Disclosure of Cash Flow Information section above for the reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Statement of Position that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows.

| Ambac Financial Group, Inc. 8 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. Prior to the effective date of this ASU, GAAP prohibited the recognition of current and deferred income taxes for intercompany transfers of assets until the asset had been sold to an outside party. The ASU requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory, as income tax expense (or benefit) in the period in which the transfer occurs. The adoption of this ASU did not have an impact on Ambac's financial statements.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The ASU resolves diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Transactions addressed in the ASU that are potentially relevant to Ambac include the following:

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

The adoption of this ASU did not have an impact on Ambac's financial statements.
Recognition and Measurement of Financial Assets and Liabilities
In January 2016, the FASB issued ASC 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU makes the following targeted changes for financial assets and liabilities: i) requires equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income; ii) simplifies the impairment assessment of equity securities without readily determinable fair values using a qualitative approach; iii) eliminates disclosure of the method and significant assumptions used to fair value instruments measured at amortized cost on the balance sheet; iv) requires the use of the exit price notion when measuring the fair value of instruments for disclosure purposes; v) for financial liabilities where the fair value option has been elected, requires the portion of the fair value change related to instrument-specific credit risk, to be separately reported in other comprehensive income; vi) requires the separate presentation of financial assets and liabilities by measurement category and form of financial asset (liability) on the balance sheet or accompanying notes; and vii) clarifies that the evaluation of a valuation allowance on a deferred tax asset related to available-for-sale securities should be performed in combination with the entity's other deferred tax assets.
With respect to item (v) above, Ambac has elected the fair value option for all VIE financial liabilities. For these VIE liabilities this ASU has resulted in a cumulative-effect reclassification of $2,900, net of deferred tax of $590, between Retained earnings and Accumulated other comprehensive income, with no net change to Total stockholders' equity as of January 1, 2018. For the three months ended March 31, 2018 and going forward, the instrument-specific credit risk of fair value changes in VIE liabilities has been and will be reported in Accumulated other comprehensive income in accordance with this ASU, with all other fair value changes continuing to be reported through net income. There was no material impact on Ambac's financial statements for the other provisions of this ASU.
Revenue recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that amends the accounting guidance for recognizing revenue for contracts with customers to transfer goods and contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. As this ASU does not apply to insurance contracts and most financial instruments management determined there was no impact on Ambac's financial statements.
Future Application of Accounting Standards:
Equity-linked instruments with down round features
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the ASU, a down round

| Ambac Financial Group, Inc. 9 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common stockholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. Ambac will adopt this ASU on January 1, 2019. The adoption of this ASU is not expected to have a consequential impact on Ambac's financial statements.
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
3. SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES
Ambac, with its subsidiaries, has engaged in transactions with special purpose entities, including VIEs, in various capacities.

•	Ambac most commonly provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs ("FG VIEs").

•	Ambac sponsors special purpose entities that issued notes to investors for various purposes.

•
Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note.

| Ambac Financial Group, Inc. 10 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

•
Ambac is an investor in collateralized loan obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE.

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
We determined that Ambac’s subsidiaries generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). As further described below, we consolidated certain FG VIEs because: (i) we determined, for certain transactions that experienced the aforementioned performance deterioration, that Ambac’s subsidiaries had the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in Ambac's subsidiaries' ability to exercise certain loss remediation activities or (ii) due to the passive nature of the VIEs’ activities, Ambac’s subsidiaries’ contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to existing VIEs involving Ambac financial guarantees, Ambac is generally required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. FG VIEs which are consolidated include recourse liabilities and, in some cases, may include non-recourse liabilities. FG VIEs' liabilities that are insured by the Company are with recourse, because the Company guarantees the payment of principal and interest to the extent there is a shortfall in the FG VIEs' assets. FG VIEs' liabilities that are not insured by the Company are without recourse, because the payment of principal and interest of these liabilities is wholly dependent on the performance of the FG VIEs' assets. The Company’s exposure to consolidated FG VIEs is limited to the financial guarantees issued for recourse liabilities and any additional variable interests held by Ambac.
In connection with the exit from rehabilitation of the Segregated Account, as further described in Note 1. Background and Business Description and in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, Ambac evaluated the consolidation of certain VIEs. Under the Stipulation and Order, the OCI retained the authority requiring Ambac Assurance to obtain their approval with respect to the exercise of certain control rights in connection with certain policies that had previously been allocated to the Segregated Account. Accordingly, Ambac was not required to consolidate any additional VIEs as a result of the Segregated Account's exit from rehabilitation. A VIE is deconsolidated in the period that Ambac no longer has such control, which could occur in connection with the execution of remediation activities on the transaction or amortization of insured exposure, either of which may reduce the degree of Ambac’s control over a VIE. Assets and liabilities of FG VIEs that are consolidated are reported within Variable interest entity assets or Variable interest entity liabilities on the Consolidated Balance Sheets. The net results from such FG VIEs are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).
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
As of March 31, 2018 consolidated FG VIE assets and liabilities relating to 11 consolidated entities were $14,565,123 and $14,428,632, respectively. As of December 31, 2017, consolidated FG VIE assets and liabilities relating to 11 consolidated entities were $14,500,507 and $14,366,434, respectively. As of both March 31, 2018 and December 31, 2017, eight and three consolidated FG VIEs related to transactions insured by Ambac UK and Ambac Assurance, respectively. As of March 31, 2018, FG VIE assets and liabilities of $14,247,950 and $14,111,885 and as of December 31, 2017, FG VIE assets and liabilities of $14,160,152 and $14,026,704 related to transactions guaranteed by Ambac UK. The remaining balance of consolidated FG VIE assets and liabilities are related to transactions guaranteed by Ambac Assurance. Ambac is not

| Ambac Financial Group, Inc. 11 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of most consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
Below is a schedule detailing the change in fair value of the various financial instruments within the consolidated FG VIEs, along with gains (losses) from consolidating and deconsolidating FG VIEs that together comprise Income (loss) on variable interest entities for the affected periods:

	Three Months Ended March 31,
	2018	2017
Income (loss) on changes related to:
Net change in fair value of VIE assets and liabilities	$1,918	$3,701
Less: Credit risk changes of fair value liabilities	(1,344)	—
Consolidation / Deconsolidation	—	—
Income (loss) on Variable Interest Entities	$574	$3,701
Effective January 1, 2018, Ambac adopted ASU 2016-01 related to the recognition and measurement of financial liabilities where the fair value option has been elected. As further described in Note 2. Basis of Presentation and Significant Accounting Policies, this guidance requires the portion of the total change in fair value caused by changes in the instrument-specific credit risk to be presented separately in OCI; previously these amounts were recognized in net income. Ambac has elected the fair value option for all consolidated FG VIE liabilities and as such, $1,344 of changes in instrument-specific credit risk for such liabilities was recorded in OCI for the three months ended March 31, 2018.
Ambac consolidated zero and deconsolidated zero VIEs for the three months ended March 31, 2018 and 2017.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Investments:
Corporate obligations	$2,955,763	$2,914,145
Total variable interest entity assets: fixed income securities	$2,955,763	$2,914,145
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of March 31, 2018 and December 31, 2017:

	Estimated Fair Value	Unpaid Principal Balance
March 31, 2018:
Loans	$11,558,331	$8,413,664
Long-term debt	12,270,124	9,679,441
December 31, 2017:
Loans	$11,529,384	$8,168,651
Long-term debt	12,160,544	9,387,884
Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to a special purpose entity. The business purpose of this entity was to provide certain financial guarantee clients with funding for their debt obligations. This special purpose entity was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because Ambac Assurance’s policies issued to this entity were previously allocated to the Segregated Account and, as discussed above, the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments

| Ambac Financial Group, Inc. 12 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At March 31, 2018 and December 31, 2017 the fair value of this entity was $5,621 and $5,979, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of debt outstanding was $436,080 and $420,600 at March 31, 2018 and December 31, 2017, respectively. In each case, Ambac sold assets to this entity. The assets are composed of utility obligations with a weighted average rating of BBB+ at March 31, 2018 and weighted average life of 2.9 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of March 31, 2018 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

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

In July 2015, Ambac Assurance entered into a secured borrowing transaction whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). Although the Securities were legally sold to the Trust, the Securities remain in Invested assets on the Consolidated Balance Sheets. The Securities had par and fair value of $285,437 and $256,553 as of March 31, 2018, respectively. Refer to Note 8. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate secured by and entitling the Issuer to all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8%. Both the Trust and the Issuer are consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $65,196 and $73,993 as of March 31, 2018 and December 31, 2017, respectively, and is reported in Long-Term Debt on the Consolidated Balance Sheets.
Variable Interests in Non-Consolidated VIEs
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports this interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $36,209 and $34,941 as of March 31, 2018 and December 31, 2017, respectively.
On February 12, 2018, Ambac formed a special purpose entity, Ambac LSNI, to issue Secured Notes in connection with the Rehabilitation Exit Transactions. Prior to the Rehabilitation Exit Transactions, Ambac and Ambac Assurance owned securities that were insured by Ambac Assurance and allocated to the Segregated Account. As a result of the Rehabilitation Exit Transactions, Ambac Assurance and Ambac received $643,583 and $124,881, respectively, of par amount of secured notes issued by Ambac LSNI. Ambac does not consolidate the VIE and reports its holdings of Secured Notes as Fixed Income Securities in the Consolidated Balance Sheets.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of March 31, 2018 and December 31, 2017:

| Ambac Financial Group, Inc. 13 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
March 31, 2018:
Global structured finance:
Collateralized debt obligations	$31,644	$157	$2	$(13)
Mortgage-backed—residential	8,033,584	1,742,097	670,052	—
Other consumer asset-backed	2,209,778	22,416	331,147	—
Other commercial asset-backed	934,919	27,527	30,837	—
Other	2,482,479	57,718	302,232	7,751
Total global structured finance	13,692,404	1,849,915	1,334,270	7,738
Global public finance	25,695,196	345,678	379,521	(1,005)
Total	$39,387,600	$2,195,593	$1,713,791	$6,733

December 31, 2017:
Global structured finance:
Collateralized debt obligations	$35,555	$169	$1	$(15)
Mortgage-backed—residential	12,766,685	619,848	3,218,356	—
Other consumer asset-backed	2,266,610	23,405	328,732	—
Other commercial asset-backed	987,797	30,413	35,976	—
Other	2,513,304	60,086	306,457	10,311
Total global structured finance	18,569,951	733,921	3,889,522	10,296
Global public finance	25,629,816	335,347	371,056	(551)
Total	$44,199,767	$1,069,268	$4,260,578	$9,745

(1)
Maximum exposure to loss represents the maximum future payments of principal and interest on insured obligations and derivative contracts plus Deferred Amounts and accrued and unpaid interest thereon. On February 12, 2018, all Deferred Amounts and Interest Accrued on Deferred Amounts were settled in connection with the Rehabilitation Exit Transactions. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.

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

| Ambac Financial Group, Inc. 14 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended March 31, 2018:
Beginning Balance	$30,755	$10,640	$(93,634)	$—	$(52,239)
Adjustment to opening balance, net of taxes (3)	—	—	—	(2,900)	(2,900)
Adjusted balance, beginning of period	30,755	10,640	(93,634)	(2,900)	(55,139)
Other comprehensive income (loss) before reclassifications	125,159	(556)	32,056	—	156,659
Amounts reclassified from accumulated other comprehensive income (loss)	(2,855)	(303)	—	1,114	(2,044)
Net current period other comprehensive income (loss)	122,304	(859)	32,056	1,114	154,615
Balance at March 31, 2018	$153,059	$9,781	$(61,578)	$(1,786)	$99,476

Three Months Ended March 31, 2017:
Beginning Balance	$118,863	$9,367	$(167,220)	$—	$(38,990)
Other comprehensive income (loss) before reclassifications	12,500	2,625	12,593	—	27,718
Amounts reclassified from accumulated other comprehensive income (loss)	8,835	(338)	—	—	8,497
Net current period other comprehensive income (loss)	21,335	2,287	12,593	—	36,215
Balance at March 31, 2017	$140,198	$11,654	$(154,627)	$—	$(2,775)

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.

(2)	Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

(3)
Beginning in 2018, Credit risk changes of fair value option liabilities are reflected as a component of Accumulated Other Comprehensive Income pursuant to the adoption of ASU 2016-01. See Note 2 to the Consolidated Financial Statements included in this Form 10-Q for further information regarding this change.

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended March 31,
	2018	2017
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(4,563)	$8,835	Net realized investment gains (losses) and other-than-temporary impairment losses
	1,708	—	Provision for income taxes
	$(2,855)	$8,835	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(241)	$(241)	Other income (2)
Actuarial (losses)	(62)	(97)	Other income (2)
	(303)	(338)	Total before tax
	—	—	Provision for income taxes
	(303)	(338)	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$1,344	$—	Credit Risk Changes of Fair Value Option Liabilities
	(230)	—	Provision for income taxes
	$1,114	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(2,044)	$8,497	Net of tax and noncontrolling interest

| Ambac Financial Group, Inc. 15 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(1)
Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income with corresponding increases to the affected line items in the Consolidated Statement of Total Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
5. NET INCOME PER SHARE
On May 1, 2013, pursuant to the Second Modified Fifth Amended Plan of Reorganization of Ambac (the "Reorganization Plan"), 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 of warrants were issued. Warrants entitled such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the three months ended March 31, 2018 and 2017, 194 and 0 warrants were exercised, respectively, resulting in an issuance of 194 and 0 shares of common stock, respectively.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10,000 increase to the warrant repurchase program. For the three months ended March 31, 2018, Ambac repurchased 0 warrants at a cost of $0. As of March 31, 2018, Ambac has repurchased 985,331 warrants totaling $8,092, (average cost of $8.21 per warrant) leaving 4,053,476 warrants outstanding. The remaining aggregate authorization at March 31, 2018 is $11,939.
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
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended March 31,
	2018	2017
Basic weighted average shares outstanding	45,471,083	45,292,253
Effect of potential dilutive shares (1):
Warrants	—	—
Restricted stock units	45,713	—
Performance stock units	136,675	—
Diluted weighted average shares outstanding	45,653,471	45,292,253
Anti-dilutive shares excluded from the above reconciliation:
Stock options	126,667	126,667
Warrants	4,053,476	4,053,670
Restricted stock units	—	94,204
Performance stock units (2)	—	342,456

(1)
For the three months ended March 31, 2017, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

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
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For

| Ambac Financial Group, Inc. 16 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at March 31, 2018 and December 31, 2017, was 2.7% and 2.5%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2018 and December 31, 2017, was 8.9 years and 9.8 years, respectively.
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
In evaluating the credit quality of the premium receivables, management evaluates the obligor's ability to pay. For structured finance transactions, this evaluation will include a review of the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures, in the transaction's waterfall structure. The financial guarantee premium is generally senior in the waterfall. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. At March 31, 2018 and December 31, 2017, $8,738 and $9,331 respectively, of premium receivables were deemed uncollectable. As of March 31, 2018 and December 31, 2017, approximately 21% and 22% of the premium receivables, net of uncollectable receivables, related to transactions with non-investment grade internal ratings, mainly of structured finance transactions, which comprised 14% and 16% of the total premium receivables at March 31, 2018 and December 31, 2017, respectively. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at March 31, 2018.
Below is the gross premium receivable roll-forward for the affected periods:

	Three Months Ended March 31,
	2018	2017
Beginning premium receivable	$586,312	$661,337
Premium receipts	(15,381)	(17,978)
Adjustments for changes in expected and contractual cash flows	(1,289)	1,352
Accretion of premium receivable discount	3,846	4,244
Changes to uncollectable premiums	604	(12)
Other adjustments (including foreign exchange)	6,615	3,734
Ending premium receivable (1)	$580,707	$652,677

(1)
Gross premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At March 31, 2018 and 2017, premium receivables include British Pounds of $163,926 (£116,815) and $185,204 (£147,726), respectively, and Euros of $36,679 (€29,767) and $34,908 (€32,671), respectively.

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three months ended March 31, 2018 and 2017 was $9,392 and $16,280, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow. The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date (a refunding) or a specified call date (a pre-refunding). Ambac has evaluated the provisions in policies issued on these obligations and determined those insurance policies have not been legally extinguished. For policies with refunding securities, premium revenue recognition is not impacted as the escrowed maturity date is the same as the previous legal maturity date. For policies with pre-refunding securities, the maturity date of the pre-refunded security has been shortened from its previous legal maturity. Although premium revenue recognition has not been accelerated in the period of the pre-refunding, it results in an increase in the rate at which the policy's remaining UPR is to be recognized.

| Ambac Financial Group, Inc. 17 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended March 31,
	2018		2017
	Written	Earned	Written	Earned
Direct	$4,261	$32,609	$5,584	$52,065
Assumed	—	19	—	21
Ceded	(819)	1,745	(1,815)	4,473
Net premiums	$5,080	$30,883	$7,399	$47,613
The following table summarizes net premiums earned by location of risk for the respective periods:

	Three Months Ended March 31,
	2018	2017
United States	$24,718	$40,621
United Kingdom	4,856	5,263
Other international	1,309	1,729
Total	$30,883	$47,613
The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at March 31, 2018:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (1)
Three months ended:
June 30, 2018	$14,957	$17,037
September 30, 2018	14,771	16,388
December 31, 2018	12,947	15,946
Twelve months ended:
December 31, 2019	55,142	60,697
December 31, 2020	52,344	56,759
December 31, 2021	45,913	51,792
December 31, 2022	43,923	48,292
Five years ended:
December 31, 2027	195,614	196,972
December 31, 2032	153,584	132,598
December 31, 2037	85,689	73,307
December 31, 2042	31,028	25,070
December 31, 2047	14,425	12,798
December 31, 2052	3,620	4,656
December 31, 2057	92	297
Total	$724,049	$712,609

(1)
Future premiums to be collected are undiscounted and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2017. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

| Ambac Financial Group, Inc. 18 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Loss and Loss Expense Reserves:
The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. A loss reserve is recorded on the balance sheet on a policy-by-policy basis. Loss reserve components of an insurance policy include unpaid claims and the present value ("PV") of expected net cash flows required to be paid under an insurance contract, further described below:

•
Unpaid claims represent the sum of (i) claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and (ii) accrued interest on Deferred Amounts as required by the amended Segregated Account Rehabilitation Plan that became effective on June 12, 2014. As a result of the Rehabilitation Exit Transactions, as of February 12, 2018, all unpaid claims for policies allocated to the Segregated Account were fully satisfied and discharged.

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
The approaches used to estimate expected future claims and expected future recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to material estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlements), expected severity of credits for each insurance contract and the timing of expected events including default, commutation and recovery. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at March 31, 2018 and December 31, 2017:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
March 31, 2018:
Loss and loss expense reserves	$—	$—	$2,592,778	$(324,936)	$(128,741)	$2,139,101
Subrogation recoverable	—	—	275,425	(2,170,203)	—	(1,894,778)
Totals	$—	$—	$2,868,203	$(2,495,139)	$(128,741)	$244,323

December 31, 2017:
Loss and loss expense reserves	$2,411,632	$667,988	$2,855,010	$(1,054,113)	$(135,502)	$4,745,015
Subrogation recoverable	615,391	171,755	102,171	(1,520,530)	—	(631,213)
Totals	$3,027,023	$839,743	$2,957,181	$(2,574,643)	$(135,502)	$4,113,802

| Ambac Financial Group, Inc. 19 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Three Months Ended March 31,
	2018	2017
Beginning gross loss and loss expense reserves	$4,113,802	$3,696,038
Reinsurance recoverable	40,658	30,767
Beginning balance of net loss and loss expense reserves	4,073,144	3,665,271
Losses and loss expenses (benefit):
Current year	778	1,543
Prior year	(248,173)	133,468
Total (1) (2) (3)	(247,395)	135,011
Loss and loss expenses (recovered) paid:
Current year	—	696
Prior year (3)	3,631,177	9,749
Total	3,631,177	10,445
Foreign exchange effect	11,016	5,827
Ending net loss and loss expense reserves	205,588	3,795,664
Reinsurance recoverable (4)	38,735	34,691
Ending gross loss and loss expense reserves (5)	$244,323	$3,830,355

(1)	Total losses and loss expenses (benefit) includes $1,354 and $(4,112) for the three months ended March 31, 2018 and 2017, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain R&Ws within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranties for the three months ended March 31, 2018 and 2017 was $800 and $13,797, respectively.

(3)
On February 12, 2018, Deferred Amounts and Interest Accrued on Deferred Amounts in the amount of $3,000,158 and $856,834, respectively were settled in connection with the Rehabilitation Exit Transactions. 2018 includes a $288,204 loss and loss expense benefit on these settled Deferred Amounts.

(4)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $90 and $(418) as of March 31, 2018 and 2017, respectively, related to previously presented loss and loss expenses and subrogation.

(5)	Includes Euro denominated gross loss and loss expense reserves of $21,398 (€17,366) and $20,984 (€19,639) at March 31, 2018 and 2017, respectively.
For 2018, the net positive development in prior years was primarily a result of the discount recorded on the Rehabilitation Exit Transactions partially offset by negative development in the RMBS portfolio and interest accrued on Deferred Amounts prior to the Rehabilitation Exit Transactions.
For 2017, the net adverse development in prior years was primarily driven by certain public finance transactions, primarily Puerto Rico, and interest accrued on Deferred Amounts partially offset by positive development in certain Ambac UK transactions, primarily Ballantyne. On March 25, 2017, Ambac UK agreed in principle to a confidential settlement of litigation brought by Ambac UK in the name of Ballantyne against J.P. Morgan Investment Management Inc. ("JPMIM") relating to the management of Ballantyne’s investment accounts, which were funded with the proceeds of notes issued in 2006 in connection with a structured reinsurance transaction and guaranteed in part by Ambac UK. On April 11, 2017, Ambac UK, Ballantyne and JPMIM signed a settlement agreement. Pursuant to the settlement, Ballantyne received a payment of $325,600 from JPMIM in return for releases of all claims by Ballantyne and Ambac UK. As a result of the settlement, Ambac recognized an incremental benefit through a reduction in losses and loss expenses of approximately $91,600 in the first quarter of 2017. The total benefit recognized from the settlement of the litigation will reduce the ultimate Ballantyne claims Ambac UK is expecting to pay and did not result in a direct cash payment to Ambac UK.

| Ambac Financial Group, Inc. 20 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at March 31, 2018 and December 31, 2017. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at March 31, 2018 and December 31, 2017 was 2.8% and 2.5%, respectively.

Surveillance Categories as of March 31, 2018
	I	IA	II	III	IV	V	Total
Number of policies	25	26	15	23	157	4	250
Remaining weighted-average contract period (in years) (1)	10	22	10	23	12	4	16
Gross insured contractual payments outstanding:
Principal	$967,427	$576,858	$642,281	$2,013,845	$6,350,960	$48,562	$10,599,933
Interest	500,680	601,901	243,259	7,195,260	2,359,913	16,332	10,917,345
Total	$1,468,107	$1,178,759	$885,540	$9,209,105	$8,710,873	$64,894	$21,517,278
Gross undiscounted claim liability	$4,264	$56,682	$59,584	$1,449,879	$2,543,988	$64,861	$4,179,258
Discount, gross claim liability	(514)	(13,866)	(9,724)	(693,598)	(675,210)	(5,113)	(1,398,025)
Gross claim liability before all subrogation and before reinsurance	3,750	42,816	49,860	756,281	1,868,778	59,748	2,781,233
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,861,894)	—	(1,861,894)
Discount, RMBS subrogation	—	—	—	—	28,384	—	28,384
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,833,510)	—	(1,833,510)
Less:
Gross other subrogation (3)	—	(8,604)	(4)	(53,703)	(675,089)	(13,138)	(750,538)
Discount, other subrogation	—	5,810	—	9,497	69,630	3,972	88,909
Discounted other subrogation, before reinsurance	—	(2,794)	(4)	(44,206)	(605,459)	(9,166)	(661,629)
Gross claim liability, net of all subrogation and discounts, before reinsurance	3,750	40,022	49,856	712,075	(570,191)	50,582	286,094
Less: Unearned premium revenue	(1,586)	(10,092)	(9,810)	(44,754)	(62,241)	(258)	(128,741)
Plus: Loss expense reserves	16,141	3,082	582	11,146	56,019	—	86,970
Gross loss and loss expense reserves	$18,305	$33,012	$40,628	$678,467	$(576,413)	$50,324	$244,323
Reinsurance recoverable reported on Balance Sheet (4)	$238	$4,448	$8,368	$38,603	$(12,832)	$—	$38,825

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)
Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $38,735 related to future loss and loss expenses and $90 related to presented loss and loss expenses and subrogation.

| Ambac Financial Group, Inc. 21 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Surveillance Categories as of December 31, 2017
	I	IA	II	III	IV	V	Total
Number of policies	26	20	26	22	179	4	277
Remaining weighted-average contract period (in years) (1)	10	23	10	24	13	4	17
Gross insured contractual payments outstanding:
Principal	$1,046,267	$531,190	$1,199,909	$1,998,861	$6,862,281	$48,562	$11,687,070
Interest	531,657	584,098	413,045	7,182,715	2,469,765	16,332	11,197,612
Total	$1,577,924	$1,115,288	$1,612,954	$9,181,576	$9,332,046	$64,894	$22,884,682
Gross undiscounted claim liability (2)	$4,434	$56,659	$77,289	$1,412,976	$6,409,340	$64,863	$8,025,561
Discount, gross claim liability	(465)	(13,095)	(12,250)	(643,897)	(616,559)	(4,739)	(1,291,005)
Gross claim liability before all subrogation and before reinsurance	3,969	43,564	65,039	769,079	5,792,781	60,124	6,734,556
Less:
Gross RMBS subrogation (3)	—	—	—	—	(1,857,502)	—	(1,857,502)
Discount, RMBS subrogation	—	—	—	—	23,115	—	23,115
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,834,387)	—	(1,834,387)
Less:
Gross other subrogation (4)	—	(7,990)	(9,371)	(53,070)	(743,456)	(13,191)	(827,078)
Discount, other subrogation	—	5,169	2,550	8,349	67,045	3,709	86,822
Discounted other subrogation, before reinsurance	—	(2,821)	(6,821)	(44,721)	(676,411)	(9,482)	(740,256)
Gross claim liability, net of all subrogation and discounts, before reinsurance	3,969	40,743	58,218	724,358	3,281,983	50,642	4,159,913
Less: Unearned premium revenue	(2,126)	(9,990)	(12,238)	(46,086)	(64,786)	(276)	(135,502)
Plus: Loss expense reserves	16,116	3,242	665	13,331	56,037	—	89,391
Gross loss and loss expense reserves	$17,959	$33,995	$46,645	$691,603	$3,273,234	$50,366	$4,113,802
Reinsurance recoverable reported on Balance Sheet (5)	$202	$4,894	$9,424	$38,465	$(11,988)	$—	$40,997

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

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

Puerto Rico:
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities. Each has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges and general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have and will continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by variability in economic growth, tax revenues, essential services expense as well as federal funding of Commonwealth needs. In addition, our exposure to Puerto Rico is impacted by the significant damage to the Commonwealth that was inflicted by Hurricane Maria, which made landfall on September 20, 2017, as well as Hurricane Irma, which passed just north of the island on September 6, 2017. The longer term recovery of the economy of the Commonwealth and its essential infrastructure will likely be highly dependent on, amongst other factors, the amount, timing and effectiveness of Federal aid.
Substantial uncertainty also exists with respect to the ultimate outcome for creditors in Puerto Rico due to legislation enacted by the Commonwealth and the United States, including PROMESA, as well as actions taken in reliance on such laws, including Title III filings. Ambac Assurance is

| Ambac Financial Group, Inc. 22 2018 First Quarter FORM 10-Q |

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
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the three months ended March 31, 2018, Ambac had an incurred benefit associated with its Domestic Public Finance insured portfolio of $11,273, which was significantly impacted by an increase in loss reserve discount rates, partially offset by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at March 31, 2018, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,340,000. However, there can be no assurance that losses may not exceed such amount.
Representation and Warranty Recoveries:
Ambac records estimated subrogation recoveries for breaches of R&Ws by sponsors of certain RMBS transactions. For a discussion of the approach utilized to estimate R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. R&W subrogation may include estimates of potential sponsor settlements which have not been subject to a sampling approach. However, such estimates are not material to Ambac’s financial results and therefore are included in the below table.
Ambac has recorded R&W subrogation recoveries of $1,833,510 ($1,805,936 net of reinsurance) and $1,834,387 ($1,806,736 net of reinsurance) at March 31, 2018 and December 31, 2017, respectively. The balance of R&W subrogation recoveries and the related loss reserves at March 31, 2018 and December 31, 2017, are as follows:

	Gross Loss Reserves Before Subrogation Recoveries (1)	Subrogation Recoveries (2)(3)	Gross Loss Reserves After Subrogation Recoveries
At March 31, 2018	$171,999	$(1,833,510)	$(1,661,511)

At December 31, 2017	$1,366,483	$(1,834,387)	$(467,904)

(1)
Amount represents gross loss reserves for policies that have established a representation and warranty subrogation recovery. December 31, 2017 includes unpaid RMBS claims (including accrued interest on Deferred Amounts) on policies allocated to the Segregated Account, such balances have been settled via the Rehabilitation Exit Transactions.

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

Below is the rollforward of R&W subrogation for the affected periods:

	Three Months Ended March 31,
	2018	2017
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,834,387	$1,907,035
Changes recognized during the period:
All other changes (1)	(877)	(14,061)
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,833,510	$1,892,974

| Ambac Financial Group, Inc. 23 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(1)
All other changes which may impact R&W subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor and/or the projected timing of recoveries. All other changes may also include estimates of potential sponsor settlements that may not have been subject to a sampling approach. Those that have not been subject to a sampling approach are not material to Ambac’s financial results and therefore are included in this table.

Our ability to realize R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries.
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three months ended March 31, 2018 and 2017, the insurance intangible amortization expense was $28,636 and $37,525, respectively. As of March 31, 2018 and December 31, 2017, the gross carrying value of the insurance intangible asset was $1,601,066 and $1,581,156, respectively. Accumulated amortization of the insurance intangible asset was $768,026 and $734,183, as of March 31, 2018 and December 31, 2017, respectively, resulting in a net insurance intangible asset of $833,040 and $846,973, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

	2018	2019	2020	2021	2022	Thereafter
Amortization expense (1)	$55,687	$68,517	$63,475	$57,891	$53,816	$533,654

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
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed income securities representing municipal, asset-backed and corporate obligations, certain interest rate swap contracts and most long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

●	Level 3
Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts, certain uncollateralized interest rate swap contracts, equity interests in Ambac sponsored special purpose entities and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include loan receivables, and certain long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2018 and December 31, 2017, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 24 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
March 31, 2018:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$855,387	$855,387	$—	$855,387	$—
Corporate obligations	1,438,993	1,438,993	450	1,438,543	—
Foreign obligations	26,395	26,395	25,492	903	—
U.S. government obligations	87,261	87,261	87,261	—	—
Residential mortgage-backed securities	823,296	823,296	—	817,987	5,309
Collateralized debt obligations	50,958	50,958	—	50,958	—
Other asset-backed securities	589,648	589,648	—	517,327	72,321
Fixed income securities, pledged as collateral:
U.S. government obligations	84,240	84,240	84,240	—	—
Short term investments	321,119	321,119	269,171	51,948	—
Other investments (1)	419,896	402,072	57,535	—	18,385
Cash and cash equivalents	38,485	38,485	35,033	3,452	—
Loans	10,643	12,042	—	—	12,042
Derivative assets:
Interest rate swaps—asset position	60,198	60,198	—	9,272	50,926
Interest rate swaps—liability position	(2)	(2)	—	(2)	—
Other assets	5,621	5,621	—	—	5,621
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,955,763	2,955,763	—	—	2,955,763
Restricted cash	1,134	1,134	1,134	—	—
Loans	11,558,331	11,558,331	—	—	11,558,331
Derivative assets:
Currency swaps-asset position	46,260	46,260	—	46,260	—
Total financial assets	$19,289,386	$19,272,961	$476,076	$3,792,035	$14,678,698
Financial liabilities:
Long term debt, including accrued interest	$3,201,931	$3,265,029	$—	$2,651,952	$613,077
Derivative liabilities:
Credit derivatives	1,018	1,018	—	—	1,018
Interest rate swaps—liability position	70,566	70,566	—	70,566	—
Liabilities for net financial guarantees written (2)	(432,722)	900,880	—	—	900,880
Variable interest entity liabilities:
Long-term debt	12,270,124	12,270,124	—	9,573,607	2,696,517
Derivative liabilities:
Interest rate swaps—liability position	2,155,456	2,155,456	—	2,155,456	—
Total financial liabilities	$17,266,373	$18,663,073	$—	$14,451,581	$4,211,492

| Ambac Financial Group, Inc. 25 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
December 31, 2017:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$779,834	$779,834	$—	$779,834	$—
Corporate obligations	860,075	860,075	450	859,625	—
Foreign obligations	26,543	26,543	25,615	928	—
U.S. government obligations	85,408	85,408	85,408	—	—
Residential mortgage-backed securities	2,251,333	2,251,333	—	1,515,316	736,017
Collateralized debt obligations	51,037	51,037	—	51,037	—
Other asset-backed securities	597,942	597,942	—	525,402	72,540
Fixed income securities, pledged as collateral:
U.S. government obligations	99,719	99,719	99,719	—	—
Short term investments	557,270	557,270	389,299	167,971	—
Other investments (1)	431,630	413,977	56,498	29,750	17,288
Cash and cash equivalents	623,703	623,703	615,073	8,630	—
Loans	10,358	10,284	—	—	10,284
Derivative assets:
Interest rate swaps—asset position	73,199	73,199	—	11,825	61,374
Other assets	5,979	5,979	—	—	5,979
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,914,145	2,914,145	—	—	2,914,145
Restricted cash	978	978	978	—	—
Loans	11,529,384	11,529,384	—	—	11,529,384
Derivative assets:
Currency swaps—asset position	54,877	54,877	—	54,877	—
Total financial assets	$20,853,695	$20,835,968	$1,173,321	$4,005,195	$15,347,011
Financial liabilities:
Long term debt, including accrued interest	$1,428,680	$1,369,499	$—	$1,046,511	$322,988
Derivative liabilities:
Credit derivatives	566	566	—	—	566
Interest rate swaps—asset position	(627)	(627)	—	(627)	—
Interest rate swaps—liability position	81,495	81,495	—	81,495	—
Futures contracts	1,348	1,348	1,348	—	—
Liabilities for net financial guarantees written (2)	3,435,438	4,842,402	—	—	4,842,402
Variable interest entity liabilities:
Long-term debt	12,160,544	12,160,544	—	9,402,856	2,757,688
Derivative liabilities:
Interest rate swaps—liability position	2,205,264	2,205,264	—	2,205,264	—
Total financial liabilities	$19,312,708	$20,660,491	$1,348	$12,735,499	$7,923,644

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $326,152 and $310,441 as of March 31, 2018 and December 31, 2017, respectively, which are measured using NAV per share as a practical expedient.

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

| Ambac Financial Group, Inc. 26 2018 First Quarter FORM 10-Q |

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
Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, equity interests in pooled investment funds, derivative instruments, variable interest entity assets and liabilities and interests in Ambac sponsored special purpose entities. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
We reflect Ambac’s own creditworthiness in the fair value of financial liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline (increase) in Ambac’s creditworthiness as perceived by market participants will generally result in a higher (lower) CVA, thereby lowering (increasing) the fair value of Ambac’s financial liabilities as reported.
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At March 31, 2018, approximately 8%, 90% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2017, approximately 6%, 79% and 15% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2017, among the investments valued using internal valuation models were Ambac insured securities for which projected cash flows consisted solely of Deferred Amounts and interest thereon. These securities were internally valued based upon the valuation of Ambac Assurance's surplus notes and comprised 13% of the portfolio at December 31, 2017.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: A portion of these securities were guaranteed under policies that were subject to the Segregated Account Rehabilitation Plan and had projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. As described in Note 1. Background and Business Description, upon consummation of the Rehabilitation Exit Transactions on February 12, 2018, all Deferred Amounts have been settled. The fair value of such securities classified as Level 3 was $0 and $709,950 at March 31, 2018 and December 31, 2017, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan, were to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments were to be made.
The remaining portion of Level 3 residential mortgage-backed securities are an Ambac-insured re-REMIC containing distressed mortgage-backed securities as collateral, the fair value of which was $5,309 at March 31, 2018 and $26,067 as of December 31, 2017. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuations at March 31, 2018 and December 31, 2017 were as follows:

| Ambac Financial Group, Inc. 27 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

March 31, 2018		December 31, 2017:
a. Coupon rate:	2.38%	a. Coupon rate:	2.05%
b. Average Life:	1.42 years	b. Average Life:	0.65 years
c. Yield:	10.00%	c. Yield:	10.00%
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $72,321 and $72,540 at March 31, 2018 and December 31, 2017, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at March 31, 2018 and December 31, 2017 include the following weighted averages:

March 31, 2018:		December 31, 2017:
a. Coupon rate:	5.97%	a. Coupon rate:	5.97%
b. Average Life:	16.84 years	b. Maturity:	17.02 years
c. Yield:	12.00%	c. Yield:	12.00%
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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives. Interest rate swaps may also require an adjustment to fair value to reflect Ambac’s credit risk. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations.
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

| Ambac Financial Group, Inc. 28 2018 First Quarter FORM 10-Q |

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
Information about the above described model inputs used to determine the fair value of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of March 31, 2018 and December 31, 2017 is summarized below:

	March 31, 2018	December 31, 2017
Number of CDS transactions	2	2
Notional outstanding	$330,656	$325,890
Weighted average reference obligation price	98.6	99.3
Weighted average life (WAL) in years	6.3	6.5
Weighted average credit rating	A	A
Weighted average relative change ratio	23.4%	23.6%
CVA percentage	9.25%	9.64%
Fair value of derivative liabilities	$1,018	$566
The maximum potential amount of future payments under Ambac’s credit derivative contracts is generally the gross notional outstanding amount included in the above table plus future interest payments by the derivative reference obligations. Since Ambac’s credit derivatives typically reference obligations of or assets held by special purpose entities that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 3. Special Purpose Entities, Including Variable Interest Entities.
Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income (Loss). Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s Risk Management group tracks credit migration of CDS contracts’ reference obligations from period to period. Credits are assigned risk classifications by the Risk Management group. As of March 31, 2018, there are no CDS contracts on Ambac’s adversely classified credit listing.
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

| Ambac Financial Group, Inc. 29 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

the balance sheet date. This fair value estimate of financial guarantees is presented on a net basis and includes direct and assumed contracts written, net of ceded reinsurance contracts.
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, net cash flows for each policy includes future: (i) installment premium receipts, (ii) gross claim payments, (iii) subrogation receipts, and, (iv) at December 31, 2017, unpaid claims on claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and interest thereon. The timing of future claim payments of the Segregated Account was at the sole discretion of the Rehabilitator until the Segregated Account rehabilitation was concluded on February 12, 2018. For ceded reinsurance contracts, net cash flows for each policy includes future: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each assumed,or ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. A profit margin was developed based on discussions with the third-party institutions with valuation expertise and discussions with industry participants. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
This methodology is based on management’s expectations of how a market participant would estimate net cash flows. We are aware of a number of factors that may cause such fair or exit value to differ, perhaps materially. For example, (i) since no financial guarantor with Ambac Assurance’s credit quality is writing or otherwise obtaining financial guarantee business (e.g. reinsurance or novation of policies from other insurers) we do not have access to observable pricing data points and (ii) at December 31, 2017, certain segments of Ambac's financial guarantees were allocated to the Segregated Account and timing of the payments of such liabilities were at the sole discretion of the Rehabilitator.
Long-term Debt:
Long-term debt includes Ambac Assurance senior surplus notes and junior surplus notes, notes outstanding to third parties arising from Ambac Assurance's secured borrowing transaction and the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions. The fair values of senior surplus notes, the secured borrowing notes and the Ambac Note are classified as Level 2. The fair value of junior surplus notes and Tier 2 Notes are classified as Level 3.
Other Financial Assets and Liabilities:
The fair values of Loans and Ambac’s equity interest in Ambac sponsored special purpose entities (included in Other assets) are estimated based upon internal valuation models and are classified as Level 3.
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
European ABS transactions: The fair value of such obligations classified as Level 3 was $2,696,517 and $2,757,688 at March 31, 2018 and December 31, 2017, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at March 31, 2018 and December 31, 2017 include the following weighted averages:

March 31, 2018:		December 31, 2017:
a. Coupon rate:	0.37%	a. Coupon rate:	0.40%
b. Maturity:	15.06 years	b. Maturity:	15.28 years
c. Yield:	5.35%	c. Yield:	4.82%

| Ambac Financial Group, Inc. 30 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at March 31, 2018 and December 31, 2017 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.3% and 3.1% at March 31, 2018 and December 31, 2017, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2018 and 2017. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

| Ambac Financial Group, Inc. 31 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Three Months Ended March 31, 2018:
Balance, beginning of period	$808,557	$5,979	$60,808	$2,914,145	$11,529,384	$(2,757,688)	$12,561,185
Total gains/(losses) realized and unrealized:
Included in earnings	35,184	(358)	(9,375)	(69,026)	(202,588)	159,985	(86,178)
Included in other comprehensive income	(52,508)	—	—	110,644	423,892	(103,877)	378,151
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(713,603)	—	(1,525)	—	(192,357)	5,064	(902,421)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$77,630	$5,621	$49,908	$2,955,763	$11,558,331	$(2,696,516)	$11,950,737
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(358)	$(9,481)	$(69,026)	$(202,588)	$159,985	$(121,468)

Three Months Ended March 31, 2017:
Balance, beginning of period	$762,703	$7,382	$(100,282)	$2,622,566	$10,658,963	$(2,582,220)	$11,369,112
Total gains/(losses) realized and unrealized:
Included in earnings	9,819	(343)	(2,817)	(5,195)	346,192	(94,407)	253,249
Included in other comprehensive income	6,285	—	—	46,348	183,549	(46,257)	189,925
Purchases	9,851	—	—	—	—	—	9,851
Issuances	—	—	—	—	—	—	—
Sales	(79,319)	—	—	—	—	—	(79,319)
Settlements	(9,793)	—	511	—	(173,399)	6,242	(176,439)
Transfers into Level 3	22,078	—	—	—	—	—	22,078
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$721,624	$7,039	$(102,588)	$2,663,719	$11,015,305	$(2,716,642)	$11,588,457
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(343)	$(3,017)	$(5,195)	$346,192	$(94,407)	$243,230

| Ambac Financial Group, Inc. 32 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$72,540	$736,017	$808,557	$65,990	$696,713	$762,703
Total gains/(losses) realized and unrealized:
Included in earnings	457	34,727	35,184	353	9,466	9,819
Included in other comprehensive income	(370)	(52,138)	(52,508)	(279)	6,564	6,285
Purchases	—	—	—	—	9,851	9,851
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	(79,319)	(79,319)
Settlements	(306)	(713,297)	(713,603)	(257)	(9,536)	(9,793)
Transfers into Level 3	—	—	—	—	22,078	22,078
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$72,321	$5,309	$77,630	$65,807	$655,817	$721,624
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level 3 - Derivatives by Class:
	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$61,374	$(566)	$60,808	$(84,933)	$(15,349)	$(100,282)
Total gains/(losses) realized and unrealized:
Included in earnings	(9,029)	(346)	(9,375)	(3,869)	1,052	(2,817)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,419)	(106)	(1,525)	710	(199)	511
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$50,926	$(1,018)	$49,908	$(88,092)	$(14,496)	$(102,588)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(9,029)	$(452)	$(9,481)	$(3,869)	$852	$(3,017)

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

| Ambac Financial Group, Inc. 33 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Realized Gains or (Losses) and Other Settlements on Credit Derivative Contracts	Unrealized Gains or (Losses) on Credit Derivative Contracts	Derivative Products Revenues (Interest Rate Swaps)	Income (Loss) on Variable Interest Entities	Other Income or (Loss)
Three Months Ended March 31, 2018:
Total gains or losses included in earnings for the period	$35,184	$—	$(452)	$(9,029)	$(111,629)	$(358)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(452)	(9,029)	(111,629)	(358)

Three Months Ended March 31, 2017:
Total gains or losses included in earnings for the period	$9,819	$199	$853	$(3,869)	$246,590	$(343)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	852	(3,869)	246,590	(343)

| Ambac Financial Group, Inc. 34 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

8. INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed income securities classified as available-for-sale and equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities and are reported within Other investments on the Consolidated Balance Sheets. Other investments also include Ambac's debt (at December 31, 2017 only) and equity interests in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.
Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit Other-than temporary Impairments (1)
March 31, 2018:
Fixed income securities:
Municipal obligations	$853,001	$14,307	$11,921	$855,387	$109
Corporate obligations (2)	1,445,586	12,216	18,809	1,438,993	—
Foreign obligations	26,425	238	268	26,395	—
U.S. government obligations	90,281	119	3,139	87,261	—
Residential mortgage-backed securities	726,998	101,218	4,920	823,296	4,854
Collateralized debt obligations	50,754	204	—	50,958	—
Other asset-backed securities	520,863	69,678	893	589,648	—
	3,713,908	197,980	39,950	3,871,938	4,963
Short-term	321,210	4	95	321,119	—
	4,035,118	197,984	40,045	4,193,057	4,963
Fixed income securities pledged as collateral:
U.S. government obligations	84,240	—	—	84,240	—
Total collateralized investments	84,240	—	—	84,240	—
Total available-for-sale investments	$4,119,358	$197,984	$40,045	$4,277,297	$4,963

December 31, 2017:
Fixed income securities:
Municipal obligations	$845,778	$3,456	$69,400	$779,834	$—
Corporate obligations	858,774	6,772	5,471	860,075	—
Foreign obligations	26,245	409	111	26,543	—
U.S. government obligations	86,900	261	1,753	85,408	—
Residential mortgage-backed securities	2,214,512	67,303	30,482	2,251,333	23,832
Collateralized debt obligations	50,754	283	—	51,037	—
Other asset-backed securities	531,660	66,899	617	597,942	—
	4,614,623	145,383	107,834	4,652,172	23,832
Short-term	557,476	3	209	557,270	—
	5,172,099	145,386	108,043	5,209,442	23,832
Fixed income securities pledged as collateral:
U.S. government obligations	99,719	—	—	99,719	—
Total collateralized investments	99,719	—	—	99,719	—
Total available-for-sale investments	$5,271,818	$145,386	$108,043	$5,309,161	$23,832

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of March 31, 2018 and December 31, 2017.

(2)	Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.

| Ambac Financial Group, Inc. 35 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2018, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$461,954	$461,683
Due after one year through five years	1,237,724	1,239,764
Due after five years through ten years	287,768	279,803
Due after ten years	833,297	832,145
	2,820,743	2,813,395
Residential mortgage-backed securities	726,998	823,296
Collateralized debt obligations	50,754	50,958
Other asset-backed securities	520,863	589,648
Total	$4,119,358	$4,277,297
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2018:
Fixed income securities:
Municipal obligations	$495,224	$10,775	$30,590	$1,146	$525,814	$11,921
Corporate obligations	457,056	13,566	106,696	5,243	563,752	18,809
Foreign obligations	13,806	217	1,736	51	15,542	268
U.S. government obligations	77,446	3,067	3,423	72	80,869	3,139
Residential mortgage-backed securities	13,321	531	101,462	4,389	114,783	4,920
Other asset-backed securities	34,288	123	77,184	770	111,472	893
	1,091,141	28,279	321,091	11,671	1,412,232	39,950
Short-term	120,661	95	—	—	120,661	95
Total temporarily impaired securities	$1,211,802	$28,374	$321,091	$11,671	$1,532,893	$40,045

| Ambac Financial Group, Inc. 36 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2017:
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
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of March 31, 2018 and December 31, 2017 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled.
As of March 31, 2018, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at March 31, 2018, $694,796 of the total fair value and $18,330 of the unrealized loss related to below investment grade and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2017, $1,855,694 of the total fair value and $100,503 of the unrealized loss related to below investment grade and non-rated securities. As discussed further below, most of the securities in a gross unrealized loss position that are below investment grade or non-rated are guaranteed by Ambac Assurance. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Municipal obligations
The gross unrealized losses on municipal obligations as of March 31, 2018 are primarily the result of the price declines on Ambac-insured Puerto Rico bonds, especially Puerto Rico Sales Tax Financing Corporation's Senior Sales Tax Revenue bonds. These bonds are below investment grade, long-dated zero coupon securities subject to higher than average price volatility. These bonds suffered material downward price movement in late 2017 and subsequently recovered most of this lost value during the first quarter of 2018. Management has the ability and intent to hold these bonds and by virtue of the Ambac financial guarantee, believes that it is probable that all amounts due on the bonds will be paid timely and in full.
Corporate obligations
The gross unrealized losses on corporate obligations as of March 31, 2018 are primarily the result of the increase in interest rates since purchase (or the Fresh Start Reporting Date of April 30, 2013 if owned as of that date). These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.

| Ambac Financial Group, Inc. 37 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended March 31,
	2018	2017
Gross realized gains on securities	$11,054	$2,659
Gross realized losses on securities	(1,388)	(9,471)
Net foreign exchange (losses) gains	(4,804)	1,916
Net realized gains (losses)	$4,862	$(4,896)
Net other-than-temporary impairments (1)	$(299)	$(3,942)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that Ambac will be required to sell before recovery of the amortized cost basis.

During the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments resulted in adverse changes in projected cash flows on certain impaired Ambac insured securities. Such changes in estimated claim payments on Ambac insured securities contributed to net other-than-temporary impairments for the three months ended March 31, 2017, presented in the table above. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold securities that are in an unrealized loss position, which could also result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of March 31, 2018 and 2017 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$67,085	$52,070
Additions for credit impairments recognized on:
Securities not previously impaired	226	307
Securities previously impaired	64	1,985
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(23,742)	—
Balance, end of period	$43,633	$54,362
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Cash and securities held directly in Ambac’s investment portfolio with a fair value of $107,060 and $120,645 at March 31, 2018 and December 31, 2017, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $5,926 and $5,974 at March 31, 2018 and December 31, 2017, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $256,553 and $346,212 at March 31, 2018 and December 31, 2017, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.
As further discussed in Note 1. Background and Business Description, Ambac LSNI, an unconsolidated special purpose entity, issued Secured Notes in connection with the Rehabilitation Exit Transactions of February 12, 2018. Securities with a fair value of $367,816 at March 31, 2018 were pledged as collateral and as sources of funding to repay the Secured Notes. The securities may not be sold or repledged by Ambac LSNI. Ambac LSNI qualifies as a VIE that is not consolidated in Ambac's unaudited consolidated financial statements.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor

| Ambac Financial Group, Inc. 38 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2018 and December 31, 2017, respectively:

	Municipal Obligations	Corporate Obligations (3)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
March 31, 2018:
Ambac Assurance Corporation (2)	$785,791	$813,720	$1,283,502	$2,883,013	CC
National Public Finance Guarantee Corporation	18,913	—	—	18,913	BBB-
Assured Guaranty Municipal Corporation	6,000	—	—	6,000	BBB+
Total	$810,704	$813,720	$1,283,502	$2,907,926	CC

December 31, 2017:
Ambac Assurance Corporation (2)	$706,715	$32,660	$2,702,887	$3,442,262	CC
National Public Finance Guarantee Corporation	20,733	—	—	20,733	BBB-
Assured Guaranty Municipal Corporation	5,998	—	—	5,998	BBB+
Total	$733,446	$32,660	$2,702,887	$3,468,993	CC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes corporate obligations and asset-backed securities with a fair value of $169,943 and $170,280 at March 31, 2018 and December 31, 2017, respectively, insured by Ambac UK.

(3)	2018 includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by Ambac Assurance.
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

	Fair Value
Class of Funds	March 31, 2018	December 31, 2017	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$34,752	$33,154	quarterly	10 business days
Diversified hedge fund strategies (2)	56,394	53,054	semi-monthly	15 - 30 days
Interest rate products (3) (7)	142,856	136,603	daily, weekly or monthly	0 - 30 days
Illiquid investments (4)	71,366	67,787	quarterly	180 days
Insurance-linked investments (5)	23,637	22,666	quarterly	90-120 days
Equity market investments (6) (7)	54,682	53,675	daily	0 days
Total equity investments in pooled funds	$383,687	$366,939

(1)	Investments consist of UK property to generate income and capital growth.

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

(7)
Interest rate products include $2,853 at March 31, 2018 and $2,823 at December 31, 2017 and equity market investments include $54,682 at March 31, 2018 and $53,675 at December 31, 2017 that have readily determinable fair values priced through pricing vendors.

| Ambac Financial Group, Inc. 39 2018 First Quarter FORM 10-Q |

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
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended March 31,
	2018	2017
Fixed income securities	$109,351	$74,069
Short-term investments	2,840	989
Loans	187	89
Investment expense	(1,827)	(1,997)
Securities available-for-sale and short-term	110,551	73,150
Other investments	(311)	8,409
Total net investment income	$110,240	$81,559
Net investment income from Other investments primarily represents changes in fair value on securities classified as trading or under the fair value option plus income from Ambac's interests in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes. The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

	Three Months Ended March 31,
	2018	2017
Net gains (losses) recognized during the period on trading securities	$(1,579)	$7,211
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	1,933	1,283
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$(3,512)	$5,928

| Ambac Financial Group, Inc. 40 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
March 31, 2018:
Derivative Assets:
Interest rate swaps	$60,198	$2	$60,196	$—	$60,196
Total non-VIE derivative assets	$60,198	$2	$60,196	$—	$60,196
Derivative Liabilities:
Credit derivatives	$1,018	$—	$1,018	$—	$1,018
Interest rate swaps	70,568	2	70,566	69,545	1,021
Total non-VIE derivative liabilities	$71,586	$2	$71,584	$69,545	$2,039
Variable Interest Entities Derivative Assets:
Currency swaps	$46,260	$—	$46,260	$—	$46,260
Total VIE derivative assets	$46,260	$—	$46,260	$—	$46,260
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,155,456	$—	$2,155,456	$—	$2,155,456
Total VIE derivative liabilities	$2,155,456	$—	$2,155,456	$—	$2,155,456

December 31, 2017:
Derivative Assets:
Interest rate swaps	$73,826	$627	$73,199	$—	$73,199
Total non-VIE derivative assets	$73,826	$627	$73,199	$—	$73,199
Derivative Liabilities:
Credit derivatives	$566	$—	$566	$—	$566
Interest rate swaps	81,495	627	80,868	79,912	956
Futures contracts	1,348	—	1,348	1,348	—
Total non-VIE derivative liabilities	$83,409	$627	$82,782	$81,260	$1,522
Variable Interest Entities Derivative Assets:
Currency swaps	$54,877	$—	$54,877	$—	$54,877
Total VIE derivative assets	$54,877	$—	$54,877	$—	$54,877
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,205,264	$—	$2,205,264	$—	$2,205,264
Total VIE derivative liabilities	$2,205,264	$—	$2,205,264	$—	$2,205,264
Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $22,820 and $20,926 as of March 31, 2018 and December 31, 2017, respectively. There were no amounts held representing an obligation to return cash collateral as of March 31, 2018 and December 31, 2017.

| Ambac Financial Group, Inc. 41 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended March 31,
		2018	2017
Non-VIEs:
Credit derivatives	Net change in fair value of credit derivatives	$(346)	$1,052
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on interest rate derivatives	4,543	108
Futures contracts	Net gains (losses) on interest rate derivatives	20,994	(1,622)
Total Non-VIE derivatives		25,537	(1,514)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	(8,617)	(4,948)
Interest rate swaps	Income (loss) on variable interest entities	49,809	14,496
Total Variable Interest Entities		41,192	9,548
Total derivative contracts		$66,383	$9,086
Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at March 31, 2018 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following table summarizes the gross principal notional outstanding for CDS contracts, by Ambac rating as of March 31, 2018 and December 31, 2017:

Ambac Rating	March 31, 2018	December 31, 2017
AAA	$—	$—
AA	176,631	175,765
A	—	—
BBB (1)	154,025	150,125
Below investment grade (2)	—	—
Total	$330,656	$325,890

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

| Ambac Financial Group, Inc. 42 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Additionally, AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of March 31, 2018 and December 31, 2017 the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of derivative	March 31, 2018	December 31, 2017
Interest rate swaps—receive-fixed/pay-variable	$376,414	$379,497
Interest rate swaps—pay-fixed/receive-variable	1,439,932	1,428,264
US Treasury futures contracts—short	1,805,000	1,655,000
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2018 and December 31, 2017 are as follows:

	Notional
Type of VIE derivative	March 31, 2018	December 31, 2017
Interest rate swaps—receive-fixed/pay-variable	$1,540,122	$1,483,491
Interest rate swaps—pay-fixed/receive-variable	2,561,654	2,479,244
Currency swaps	402,231	394,541
Credit derivatives	11,865	12,100
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
As of March 31, 2018 and December 31, 2017, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $69,545 and $79,912, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $98,280 and $111,391, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on March 31, 2018, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
10.    LONG-TERM DEBT
The carrying value of long-term debt was as follows:

	March 31, 2018	December 31, 2017
Ambac Assurance:
5.1% surplus notes due 2020	$260,993	$668,667
5.1% junior surplus notes due 2020	249,226	249,036
Ambac Note	2,148,369	—
Tier 2 Notes	233,948	—
Secured borrowing	65,196	73,993
Ambac Assurance long-term debt	$2,957,732	$991,696

Variable Interest Entities long-term debt	$12,270,124	$12,160,544

| Ambac Financial Group, Inc. 43 2018 First Quarter FORM 10-Q |

Surplus Notes
Ambac Assurance surplus notes, with a par amount of $291,187 and $754,811 at March 31, 2018 and December 31, 2017, respectively, are reported in long-term debt on the Consolidated Balance Sheet and have a scheduled maturity of June 7, 2020. On February 12, 2018, the Rehabilitation Exit Transactions were consummated, resulting in a $463,624 reduction of consolidated surplus note par outstanding. Surplus notes outstanding were recorded at their fair value at the date of issuance. The discount on these notes is currently being accreted into income using the effective interest method at an imputed interest rate of of 10.5%. All payments of principal and interest on these surplus notes are subject to the prior approval of the OCI. Annually from 2011 through 2017, OCI issued its disapproval of the requests of Ambac Assurance to pay the full interest on outstanding surplus notes on the annual scheduled interest payment date of June 7th. If the OCI does not approve the payment of interest on these surplus notes, such interest will accrue and compound annually until paid. In connection with the Rehabilitation Exit Transactions, Ambac Assurance made a one-time current interest payment on remaining surplus notes (other than junior surplus notes) of $13,501, of which $2,618 was received by Ambac for surplus notes that it owns and that are considered extinguished for accounting purposes.
Junior Surplus Notes
The junior surplus notes, with a par value of $369,315 and $370,237 at March 31, 2018 and December 31, 2017, respectively, are reported in long-term debt on the Consolidated Balance Sheets and have a scheduled maturity of June 7, 2020, subject to the following restrictions. Pursuant to the Second Amended Plan of Rehabilitation, Ambac Assurance became the obligor under the junior surplus notes (previously issued by the Segregated Account) as of February 12, 2018. Principal and interest payments on these junior surplus notes cannot be made until all Ambac Assurance surplus notes (other than junior surplus notes) are paid in full and after all of Ambac Assurance's future and existing senior indebtedness, policy and other priority claims have been paid in full. All payments of principal and interest on these junior surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the junior surplus notes, such interest will accrue and compound annually until paid. No such approval has been sought or obtained to pay interest on junior surplus notes since their issuance.

•
Par value at March 31, 2018 and December 31, 2017 includes $19,315 and $20,237, respectively, of junior surplus notes issued in connection with a settlement agreement (the “OSS Settlement Agreement”) entered into among Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) with respect to the termination of Ambac’s office lease with OSS. Part of these junior surplus notes ($13,056 par value) are reduced periodically as rent payments under the replacement lease (beginning in January 2016) are made by Ambac Assurance. Par value of these junior surplus notes was reduced by $922 and $977 during the three months ended March 31, 2018 and the three months ended March 31, 2017, respectively, as rent payments were made by Ambac Assurance. These junior surplus notes were recorded at their fair value at the date of issuance. The discount on these notes are currently being accreted into income using the effective interest method at an imputed interest rate of 19.5%.

•
Par value at March 31, 2018 and December 31, 2017 includes $350,000 face amount of a junior surplus note originally issued to Ambac pursuant to Ambac's Reorganization Plan in accordance with the Mediation Agreement dated September 21, 2011 among Ambac, Ambac Assurance, the Segregated Account, the Rehabilitator, the OCI and the Official Committee of Unsecured Creditors of Ambac, and that Ambac sold to a Trust on August 28, 2014. This junior surplus note was recorded at a discount to par based on its fair value on August 28, 2014. Ambac is accreting the discount on this junior surplus note into earnings using the effective interest method, based on an imputed interest rate of 8.4% .

Ambac Note
The Ambac Note, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, as more fully described in Note 1. Background and Business Description, with a par value of $2,154,351 at March 31, 2018, is reported in long-term debt on the Consolidated Balance Sheets and have a legal maturity of February 12, 2023. Interest on the Ambac Note is payable quarterly (on the last day of each quarter beginning with June 30, 2018) at an annual rate of 3-month U.S. Dollar LIBOR + 5.00%, subject to a 1.00% LIBOR floor. The maturity date for the Ambac Note will be the earlier of (x) February 12, 2023, and (y) if the Secured Notes are then outstanding, the date that is five business days prior to the date for which OCI has approved the repayment of the outstanding principal amount of the surplus notes (other than junior surplus notes) issued by Ambac Assurance. Promptly, and in any event within four business days after the receipt (whether directly or indirectly) of any representation and warranty subrogation recoveries, Ambac Assurance shall (i) apply an amount (the “Mandatory Redemption Amount”) equal to the lesser of (a) the amount of such representation and warranty subrogation recoveries and (b) all outstanding principal and accrued and unpaid interest on the Ambac Note to redeem the Ambac Note, in whole or in part, as applicable; provided, that any non-cash representation and warranty subrogation recoveries shall be deemed to be received upon the receipt of the applicable appraisal.
The portion of the Ambac Note issued in connection with the exchange of surplus notes ("Ambac Note A") was accounted for as a debt modification since the creditors before and after the exchange remained the same and the change in terms was not considered substantial. A substantial change is considered to be a change in cash flows of equal to or greater than 10%, and because the change in cash flows was less than 10%, debt modification accounting is appropriate. Under debt modification accounting, Ambac Note A was recorded at a discount to par based on the carrying value of the surplus notes less the cash consideration paid. Furthermore, no gain or loss was recorded on the surplus note exchange and a new effective interest rate was established based on the cash flows of Ambac Note A. Any consideration paid directly related to the issuance of Ambac Note A is expensed as incurred. The portion of the Ambac Note issued in connection with the exchange of Deferred Amounts ("Ambac Note B") was recorded at fair value. The Deferred Amount exchange was accounted for as an extinguishment of the Deferred Amounts with the gain reflected as a benefit to loss and loss expenses. Any consideration paid directly related to the issuance of

| Ambac Financial Group, Inc. 44 2018 First Quarter FORM 10-Q |

Ambac Note B is capitalized and amortized as part of the effective yield calculation. The aggregate discount on the entire Ambac Note (portions A and B) is being accreted into earnings using the effective interest method, based on an imputed interest rate of 7.6%.
Tier 2 Notes
The Tier 2 Notes, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, with a par value of $242,777 (including paid-in-kind interest of $2,777) at March 31, 2018, are reported in long-term debt on the Consolidated Balance Sheets and have a legal maturity of February 12, 2055. Interest on the Tier 2 Notes is at an annual rate of 8.50%. Interest payments will not be made in cash on interest payment dates and shall be paid-in-kind and compounded on the last day of each calendar quarter, unless (i) funds are available to make such payments in cash as a result of receiving recoveries in respect of the representation and warranty subrogation recoveries in excess of $1,600,000 or (ii) interest is paid in cash on surplus notes (other than in connection with the Rehabilitation Exit Transactions). The Tier 2 Notes may not be redeemed or repaid prior to December 17, 2020 unless Ambac Assurance pays a make-whole premium. Thereafter, the Tier 2 Notes may be redeemed, in whole or in part, at the option of Ambac Assurance, at a price equal to 100% of the aggregate principal amount redeemed, plus accrued and unpaid interest, if any. The Tier 2 Notes were recorded at a discount to par as any consideration paid that was directly related to the issuance of the Tier 2 Notes was capitalized and is part of the effective yield calculation. Ambac is accreting the discount on the Tier 2 Notes into earnings using the effective interest method, based on an imputed interest rate of 9.9%.
Secured Borrowing
The secured borrowing, with a par value of $65,196 and $73,993 at March 31, 2018 and December 31, 2017, respectively, is reported in long-term debt on the Consolidated Balance Sheets and has a legal maturity of July 25, 2047. Interest on the secured borrowing is payable monthly at an annual rate of one month U.S. Dollar LIBOR + 2.8%. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities for further discussion on the secured borrowing transaction.
Variable Interest Entities, Long-term Debt
The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on certain of the the variable interest obligations. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due and to the extent such obligations are guaranteed by Ambac. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $9,679,441 and $9,387,884 as of March 31, 2018 and December 31, 2017, respectively. The range of final maturity dates of the outstanding long-term debt associated with these VIEs is November 2018 to December 2047 as of March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, the interest rates on these VIEs’ long-term debt ranged from 1.04% to 8.35% and from 0.96% to 8.35%, respectively. Final maturities of VIE long-term debt for each of the five years following March 31, 2018 are as follows: 2019-$295,651; 2020-$44,100; 2021-$94,024; 2022-$0; 2023-$0.
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
As of March 31, 2018 Ambac had U.S. federal ordinary net loss carryforwards totaling approximately $3,279,491, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032.

| Ambac Financial Group, Inc. 45 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at March 31, 2018 and December 31, 2017 are presented below:

	March 31, 2018	December 31, 2017
Deferred tax liabilities:
Insurance intangible	$174,938	$177,864
Debentures	53,274	28,387
Unearned premiums and credit fees	50,569	51,485
Variable interest entities	23,221	22,817
Investments	19,003	28,798
Other	11,722	9,402
Total deferred tax liabilities	332,727	318,753
Deferred tax assets:
Net operating loss and capital carryforward	688,693	775,917
Loss reserves	298,888	264,624
Compensation	6,819	5,585
Other	1,819	2,140
Subtotal deferred tax assets	996,219	1,048,266
Valuation allowance	698,296	763,172
Total deferred tax assets	297,923	285,094
Net deferred tax (liability)	$(34,804)	$(33,659)
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient U.S. federal taxable income to recover the deferred tax operating asset and therefore has a full valuation allowance.
In accordance with SEC issued guidance (SAB 118), which provides a one-year measurement period for companies to finalize the accounting for the impact of the TCJA, Ambac continues to record the income tax effect of provisions related to international and executive compensation as estimates.

U.S. and foreign components of pre-tax income were as follows:

	Three Months Ended March 31,
	2018	2017
U.S.	$297,741	$(191,872)
Foreign	10,568	86,012
Total	$308,309	$(105,860)
The components of the provision for income taxes were as follows:

	Three Months Ended March 31,
	2018	2017
Current taxes
U. S. federal	$—	$—
U.S. state and local	1,037	320
Foreign	(39)	19,261
Current taxes	998	19,581
Deferred taxes
Foreign	1,607	—
Provision for income taxes	$2,605	$19,581

| Ambac Financial Group, Inc. 46 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

NOL Usage
Pursuant to the intercompany tax sharing agreement, to the extent Ambac Assurance generates taxable income after September 30, 2011, which is offset with "Allocated NOLs" of $3,650,000, it is obligated to make payments (“Tolling Payments”), subject to certain credits, to Ambac in accordance with the following NOL usage table, where the “Applicable Percentage” is applied to the aggregate amount of federal income tax liability that would have been paid if the Allocated NOLs were not available. Pursuant to the Closing Agreement between Ambac and the Internal Revenue Service ("IRS"), the IRS will receive 12.5% of Tier C and 17.5% of Tier D payments, if made.
NOL Usage Table

NOL Usage Tier	Allocated NOLs			Applicable Percentage
A	The first	$479,000		15%
B	The next	$1,057,000	after Tier A	40%
C	The next	$1,057,000	after Tier B	10%
D	The next	$1,057,000	after Tier C	15%
For the three months ended March 31, 2018, Ambac Assurance generated $406,232 of taxable income, utilizing the remaining $168,205 balance of the $1,057,000 allocated Tier B NOL, and resulting in additional accrued Tolling Payments, net of applicable credits, of $14,129, which, assuming Ambac Assurance's cumulative full year 2018 taxable income does not fall below $168,205, will be paid to Ambac before the end of May of 2019. In addition, Ambac Assurance utilized $238,026 of Tier C NOL, which was applied against the $5,000 Tier C credit. Ambac Assurance will need to generate additional taxable income of $69 to offset the remaining balance of the $5,000 Tier C credit, at which point additional cumulative income will begin to accrue additional tolling payments to Ambac until all the of $3,650,000 Allocated Ambac Assurance NOLs have been utilized, expire, or otherwise become unavailable.
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
As of March 31, 2018, the remaining balance of the $3,279,491 NOL allocated to Ambac Assurance was $1,875,973. As of March 31, 2018 Ambac's NOL was $1,403,518.
12. COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 2017, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
The Segregated Account and Wisconsin Rehabilitation Proceeding
On September 25, 2017, the Rehabilitator filed in the Rehabilitation Court a Motion to Further Amend The Plan of Rehabilitation Confirmed on January 24, 2011 To Facilitate An Exit from Rehabilitation. The evidentiary Confirmation Hearing was held on January 4, 2018, and continued on January 22, 2017. On January 22, 2018, the Rehabilitation Court entered an order (the "Confirmation Order") granting the Rehabilitator’s motion and confirming the Second Amended Plan of Rehabilitation, which became effective on February 12, 2018. Pursuant to the Confirmation Order, the Rehabilitation Court also ruled that, contrary to allegations made by certain parties to certain military housing litigations (the "MHPI Projects"), the Rehabilitation Court did not previously enter any order that could form the predicate for a claim of “Ambac Default” and confirmed Section 6.13 of the Second Amended Plan of Rehabilitation which, among other things, provided that any such default is deemed not to have existed or to be cured.
On January 25, 2018, the MHPI Projects submitted a letter to the Rehabilitation Court objecting to the Rehabilitator's interpretation of the injunction in Article 6.8 of the Second Amended Plan of Rehabilitation and requesting briefing on the issue and a conference with the Rehabilitation Court. On February 7, 2018, pursuant to the request of the Rehabilitator, the Rehabilitation Court issued an order denying the request for briefing and a conference and overruled the objection set forth in the letter of January 25th. On February 7, 2018, the Rehabilitator filed a motion with the Rehabilitation Court requesting injunctive relief against the MHPI Projects that would, among other things, enjoin the MHPI Projects from taking further actions or making further arguments, in any court or otherwise, in contravention of the Confirmation Order, the findings contained in the Confirmation Order or the provisions of the Second Amended Plan of Rehabilitation. On the same day, the Rehabilitation Court issued an order granting the Rehabilitator's February 7th motion (the "February 7 Order"). On February 26, 2018, the MHPI Projects filed a Notice of Motion and Motion for Reconsideration as well as a Notice of Motion and Motion for Expedited Hearing in the Rehabilitation Court, requesting reconsideration of the February 7th Order on an expedited basis. Briefing on the motions was completed on April 5, 2018, and a hearing has been scheduled for May 10, 2018. On May 4, 2018, the Rehabilitator filed in the Rehabilitation Court a Motion to Dissolve the Injunction dated

| Ambac Financial Group, Inc. 47 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

February 7, 2018 and Amend Confirmation Order and a Motion for Final Decree and Order Discharging the Rehabilitator. In the former motion, the Rehabilitator requested the Rehabilitation Court to dissolve the injunction put in place under the February 7 Order and to amend the Confirmation Order, and thereby amend Section 6.13 of the Second Amended Plan of Rehabilitation, to limit the application of Section 6.13 to defaults or alleged defaults related to policies formerly allocated to the Segregated Account. The Rehabilitator also requested in the May 4, 2018 filings that the Rehabilitation Court remove the May 10, 2018 hearing from its calendar and enter a final decree and order closing the case and discharging the Rehabilitator and the Special Deputy Commissioner. On May 9, 2018, Ambac Assurance submitted a letter to the Rehabilitation Court to withdraw its brief in objection to the MHPI Projects’ Motion for Reconsideration of the February 7 Order and to request a briefing schedule with respect to the motions filed by OCI on May 4, 2018.
On March 2, 2018, the MHPI Projects noticed their appeal from the Confirmation Order and both of the orders issued by the Rehabilitation Court on February 7, 2018. On March 6, 2018, the MHPI Projects filed in the Rehabilitation Court a Notice of Motion and Motion for Stay Pending Appeal. On March 9, 2018, the MHPI Projects filed in the Wisconsin Court of Appeals a Motion for Ex Parte Relief Pending Appeal and Relief Pending Appeal. After accelerated briefing, the Court of Appeals granted the MHPI Projects’ Motion for Relief Pending Appeal on March 13, 2018 and stayed enforcement of the Rehabilitation Court’s February 7th Order and enforcement of Articles 6.8 and 6.13 of the Second Amended Plan of Rehabilitation, including but not limited to the extent that those Articles affect arguments that the MHPI Projects may make in any court. The Court of Appeals has not yet received the record of the proceedings before the Rehabilitation Court, and there is not yet a briefing schedule in the Court of Appeals relating to the MHPI Projects’ appeal.
Litigation Against Ambac
Ambac Assurance is defending several lawsuits in which borrowers have brought declaratory judgment actions claiming, among other things, that Ambac Assurance’s claims for specific performance related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond, as required under the applicable loan documents (see Litigation Filed By Ambac), are time-barred or are barred by the doctrine of laches, that Ambac lacks standing on the basis that there has been an “Ambac Default,” and that Ambac is not entitled to specific performance pursuant to the terms of the loan documents. Ambac Assurance is a defendant in various lawsuits, including the following:

•
Meade Communities LLC v. Ambac Assurance Corporation (Circuit Court, Anne Arundel County, Maryland, Case No. C-02-CV-15-003745). On January 22, 2018, the court granted Meade's motion for summary judgment finding that Ambac Assurance lacked standing on the basis that there had been an "Ambac Default" by virtue of certain orders of the Rehabilitation Court. On January 26, 2018, Ambac Assurance filed a Motion to Alter or Amend Judgment with the Maryland Court arguing that the Rehabilitation Court's January 22 Confirmation Order constituted grounds for altering the judgment to award summary judgment on the "Ambac Default" issue for Ambac Assurance. On February 7, 2018, the Rehabilitation Court entered a further order enjoining Meade from continuing to argue that an Ambac Default occurred by virtue of the Rehabilitation Court's prior orders and requiring Meade to file that order with the Maryland Court. On February 8, 2018, Meade complied and filed the January 22nd and February 7th Rehabilitation Court orders with the Maryland court. On February 12, 2018, the Maryland Court granted Ambac Assurance's motion to stay enforcement of the Court's January 22nd amended order concerning "Ambac Default" and granting Meade an extension until March 14, 2018 to oppose Ambac Assurance's Motion to Alter or Amend Judgment. On March 14, 2018, Meade filed its opposition brief. The motion has not yet been decided.

•
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017). Plaintiffs filed an amended complaint on October 27, 2017. Ambac Assurance and the other defendants filed motions to dismiss the amended complaint on November 13, 2017, which Plaintiffs opposed on December 15, 2017. The motions are fully briefed and the court heard oral argument on April 12, 2018. No decision has been issued.

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

| Ambac Financial Group, Inc. 48 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Nat’l Collegiate Master Student Loan Trust v. Pa. Higher Education Assistance Agency (PHEAA) (Delaware Court of Chancery, C.A. No. 12111-VCS, filed March 21, 2016).   On January 12, 2018, Plaintiffs filed a motion for injunctive or declaratory relief requiring WTC, as Owner Trustee, and GSS Data Services, Inc., as Administrator, to resume processing for payment bills submitted by lawyers purporting to act on the Trusts’ behalf.  Oppositions to Plaintiffs’ motion were filed by Ambac and others on March 1, 2018.  Plaintiffs filed a reply brief in further support of their motion on March 16, 2018. At a hearing on April 3, 2018, the court denied Plaintiffs’ motion without prejudice. The court later entered an order memorializing its oral ruling on April 16, 2018. The court also granted Ambac’s motion to intervene on April 10, 2018 and Ambac filed its complaint in intervention on April 16, 2018.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00159, filed June 8, 2017). On July 28, 2017, Defendants moved to dismiss Ambac Assurance’s complaint; briefing on the motion to dismiss concluded on October 31, 2017, and oral argument on the motion was held on November 21, 2017. On February 27, 2018, the court granted Defendants’ motion to dismiss. As to certain of the claims, the court found that it lacks subject matter jurisdiction (i) to the extent the claims seek to invalidate the certification of the FEGP and prohibit certain actions under PROMESA due to alleged non-compliance with PROMESA requirements that are predicates to certification of the FEGP, or (ii) to the extent Ambac Assurance sought a determination of its lien rights over the PRHTA reserve accounts. As to other claims, the court found that Ambac Assurance had failed to state a claim upon which the court could grant relief, including that (i) as to constitutional issues, Ambac Assurance had failed to plead facts sufficient to allow the court to draw a reasonable inference that the Moratorium Legislation, Moratorium Orders, and Fiscal Plan Compliance Act were “unreasonable or unnecessary to effectuate an important government purpose” and had failed to allege plausibly that the FEGP is an exercise of Commonwealth legislative power, (ii) Ambac Assurance had failed to plead facts sufficient to show that the Moratorium Legislation and Moratorium Orders prohibited the payment of principal and interest or purported to bind creditors to any reduction of the outstanding obligations and therefore would have been preempted by PROMESA under PROMESA Section 303(1), and Ambac Assurance failed to plead plausible, ripe claims that the Moratorium Orders are unlawful under PROMESA section 303(3), (iii) the automatic stay is currently in effect and renders unavailable any cause of action pursuant to Section 407 of PROMESA, including claims by PRHTA bondholders that PRHTA should be compensated for any pledged special revenues transferred away from it in violation of applicable law, (iv) the court is not required or empowered under PROMESA or the Bankruptcy Code to order the payment of pledged special revenues to the PRHTA bondholders, and (v) Ambac Assurance had failed to plead facts sufficient to show that the PRHTA reserve accounts are the property of the bondholders. Finally, the court held that PROMESA section 305 prevented it from ordering any relief on Ambac’s claim that the PRHTA reserve accounts are held in trust for bondholders. On March 9, 2018, Ambac Assurance filed a notice of appeal to the First Circuit.
Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257, filed September 8, 2017). Motions for summary judgment were filed on February 21, 2018; a hearing on the summary judgment motions was held on April 10, 2018. On February 26, 2018, the COFINA Agent moved to certify questions of law to the Supreme Court of Puerto Rico regarding COFINA’s constitutionality under the Puerto Rico Constitution. On April 3, 2018, Ambac Assurance filed an opposition to the motion to certify and, in the alternative, a cross-motion to certify alternative questions to the Supreme Court of Puerto Rico. Briefing on the motion to certify concluded on April 18, 2018; a hearing on the motion to certify is scheduled for May 9, 2018.
Ambac Assurance has filed various lawsuits seeking specific performance of obligations of borrowers on loans related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond provided by Ambac Assurance, as required under the applicable loan documents. Ambac Assurance has filed various lawsuits, including the following:

•
Ambac Assurance Corporation v. Fort Bliss/White Sands Missile Range Housing LP (District Court, El Paso County, Texas, Cause No. 2016DCV0094). On February 7, 2018, the Rehabilitation Court entered a further order enjoining Bliss (among others) from continuing to argue that an Ambac Default occurred by virtue of the Rehabilitation Court's prior orders and requiring Bliss to file that order with the Texas Court. On February 8, 2018, Bliss filed the Rehabilitation Court's January 22 and February 7 orders with the Texas court. On March 13, 2018, the Wisconsin Court of Appeals entered an order that, among other things, stayed the Rehabilitation Court's February 7, 2018 injunction. On April 27, 2018, the court held argument on the cross-motions for summary judgment and took the matter under advisement, with no ruling issued from the bench.

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various residential mortgage-backed securities transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, including the following:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. On October 27, 2015, the court issued a decision dated October 22, 2015 granting in part and denying in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide (primary-liability claims), and issued a second decision granting Ambac Assurance’s partial motion for summary judgment and denying Bank of America’s motion for summary judgment regarding Ambac Assurance’s secondary-liability claims against Bank of America. Ambac Assurance and Countrywide filed notices of appeal of the October 22, 2015 decision relating to primary liability and Bank of America filed a notice of appeal of the October 27, 2015 decision relating

| Ambac Financial Group, Inc. 49 2018 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

to its secondary-liability to the New York Appellate Division, First Department. On May 16, 2017, the First Department issued rulings in both appeals, reversing a number of rulings that the trial court had made and affirming other rulings. On June 15, 2017, Ambac Assurance filed a motion with the First Department for leave to appeal certain rulings in the May 16, 2017 decision to the Court of Appeals, which Countrywide opposed. On July 25, 2017 the First Department granted Ambac Assurance’s motion. The briefing for the appeal has been completed and oral argument is scheduled for June 6, 2018.

•
The Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Wisconsin Circuit Court for Dane County, Case No 14 CV 3511, filed on December 30, 2014). On June 23, 2016, the Wisconsin Court of Appeals reversed the trial court’s prior dismissal of the complaint, and on October 11, 2016, the Wisconsin Supreme Court granted Countrywide’s petition for review of the June 23 decision by the Wisconsin Court of Appeals. The Wisconsin Supreme Court appeal was argued on February 28, 2017. On June 30, 2017, the Wisconsin Supreme Court reversed the decision of the Wisconsin Court of Appeals and remanded the case to the Wisconsin Court of Appeals for further proceedings. On December 14, 2017, the Wisconsin Court of Appeals affirmed the trial court’s July 2, 2015 decision dismissing the case for lack of personal jurisdiction. On January 16, 2018, Ambac Assurance filed a petition with the Supreme Court of Wisconsin for review of the December 14, 2017 decision. On January 30, 2018, Countrywide opposed the petition. On March 13, 2018, the Wisconsin Supreme Court denied Ambac Assurance’s petition for review, ending the Wisconsin Action. In the 2015 New York Action, on September 20, 2016, the New York Court granted Ambac Assurance’s motion to stay, holding Countrywide’s motion to dismiss the complaint in abeyance pending resolution of the Wisconsin Action. On March 30, 2018, the court vacated its stay of the 2015 New York Action, and the parties submitted supplemental letter briefs on April 11, 2018 addressing newly-issued authority relevant to Countrywide’s pending motion to dismiss, which was restored to the calendar.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-00446 (SHS), filed January 20, 2017). On December 6, 2017, the court granted U.S. Bank’s motion for reconsideration and granted U.S. Bank’s motion to dismiss, and on January 18, 2018, the court issued an opinion memorializing the reasons for its decision. Ambac did not appeal that decision, and judgment was entered on March 5, 2018. On March 6, 2017, U.S. Bank filed a trust instruction proceeding in Minnesota state court concerning the proposed settlement, which is captioned, In the matter of HarborView Mortgage Loan Trust 2005-10, No. 27-TR-CV-17-32 (the “Minnesota Action”). On April 5, 2017, Ambac Assurance filed a motion to dismiss the Minnesota Action. On June 12, 2017, U.S. Bank filed an amended petition in the Minnesota Action, and on July 7, 2017 Ambac Assurance filed a renewed motion to dismiss, which U.S. Bank opposed. On November 13, 2017, the court denied the motion to dismiss the proceeding. On February 7, 2018, Ambac Assurance appealed this dismissal and U.S Bank opposed the appeal. Oral argument is scheduled for June 7, 2018. Additionally, certain certificateholders have objected or otherwise responded to the petition filed by U.S. Bank.

•
Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). On September 15, 2017, U.S. Bank filed a motion to dismiss, which Ambac Assurance opposed on October 13, 2017. Oral argument on that motion was held on November 17, 2017. On March 12, 2018, Ambac Assurance filed an Amended Complaint removing the Segregated Account as a plaintiff. As a result, defendant agreed to withdraw certain arguments in support of its motion to dismiss. The remainder of the motion remains pending.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. (“Ambac” or “the Company”) for the periods indicated. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K for the year ended December 31, 2017, the CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of Adjusted Earnings and Adjusted Book Value, which are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying drivers of our business. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial measures and they may differ from similar reporting provided by other companies. Readers of this Form 10-

Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Adjusted Earnings and Adjusted Book Value are non-GAAP financial measures that adjust for the impact of certain non-recurring or non-economic GAAP accounting requirements and include the addition of certain items that the Company has or expects to realize in the future, but that are not reported under GAAP. We provide reconciliations to the most directly comparable GAAP measures; Adjusted Earnings to Net income attributable to common stockholders and Adjusted Book Value to Total Ambac Financial Group, Inc. stockholders’ equity.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform

| Ambac Financial Group, Inc. 50 2018 First Quarter FORM 10-Q |

Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2017 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of Ambac’s common stock and volatility in the price of Ambac’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation ("Ambac Assurance") or from transactions or opportunities apart from Ambac Assurance; (3) adverse effects on Ambac’s share price resulting from future offerings of debt or equity securities that rank senior to Ambac’s common stock; (4) potential of rehabilitation proceedings against Ambac Assurance; (5) dilution of current shareholder value or adverse effects on Ambac’s share price resulting from the issuance of additional shares of common stock; (6) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (7) decisions made by Ambac Assurance's primary insurance regulator for the benefit of policyholders that may result in material adverse consequences for holders of the Company’s securities or holders of securities issued or insured by Ambac Assurance; (8) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers; (9) failure to recover claims paid on Puerto Rico exposures or incurrence of losses in amounts higher than expected; (10) the Company’s inability to realize the expected recoveries included in its financial statements; (11) changes in Ambac Assurance’s estimated representation and warranty recoveries or loss reserves over time; (12) insufficiency or unavailability of collateral to pay secured obligations; (13) credit risk throughout the Company’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations and exposures to reinsurers; (14) credit risks related to large single risks, risk concentrations and correlated risks; (15) concentration and essentiality risk in connection with Military Housing insured debt; (16) the risk that the Company’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (17) risks associated with adverse selection as the Company’s insured portfolio runs off; (18) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured portfolio; (19) intercompany disputes or disputes with Ambac Assurance's primary insurance regulator; (20) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (21) the Company’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (22) the Company may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (23) restrictive covenants in agreements and instruments may impair the Company’s ability to pursue or achieve its business strategies; (24) loss of control rights in transactions for which we provide insurance due to a finding that Ambac Assurance has defaulted, whether due to the Segregated Account rehabilitation proceedings or otherwise; (25) the Company’s results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of the Company’s insurance intangible asset; (26) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan, or from the characterization of the Company’s surplus notes or other obligations as equity; (27) risks attendant to the change in composition of securities in the Company’s investment portfolio; (28) changes in tax law; (29) changes in prevailing interest rates; (30) changes on inter-bank lending rate reporting practices or the method pursuant to which LIBOR rates are determined; (31) factors that may influence the amount of installment premiums paid to the Company, including the Segregated Account rehabilitation proceedings; (32) default by one or more of Ambac Assurance's portfolio investments, insured issuers or counterparties; (33) market risks impacting assets in the Company’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (34) risks relating to determinations of amounts of impairments taken on investments; (35) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on the Company’s business, operations, financial position, profitability or cash flows; (36) actions of stakeholders whose interests are not aligned with broader interests of the Company's stockholders; (37) the Company’s inability to realize value from Ambac UK or other subsidiaries of Ambac Assurance; (38) system security risks; (39) market spreads and pricing on interest rate derivative insured or issued by the Company; (40) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (41) changes in accounting principles or practices that may impact the Company’s reported financial results; (42) legislative and regulatory developments, including intervention by regulatory authorities; (43) the economic impact of “Brexit” may have an adverse effect on the Company’s insured international portfolio and the value of its foreign investments, both of which primarily reside with its subsidiary Ambac UK; (44) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (45) the Company’s financial position that may prompt departures of key employees and may impact the Company’s ability to attract qualified

| Ambac Financial Group, Inc. 51 2018 First Quarter FORM 10-Q |

executives and employees; (46) implementation of new tax legislation signed into law on December 22, 2017 (commonly known as the “Tax Cuts and Jobs Act”) may have unexpected consequences for the Company and the value of its securities, particularly its common shares; (47) implementation of the Tax Cuts and Jobs Act may negatively impact the economic recovery of Puerto Rico, which could result in higher loss severities or an extended moratorium on debt service owed on Ambac Assurance-insured bonds of Puerto Rico and its instrumentalities; (48) implementation of the Tax Cuts and Jobs Act could have a negative impact on municipal issuers of Ambac-insured bonds; and (49) other risks and uncertainties that have not been identified at this time.
EXECUTIVE SUMMARY
Company Overview:
See Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q and Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the Company and our key strategic priorities to achieve our primary goal to maximize stockholder value.
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
During the three months ended March 31, 2018, Ambac (inclusive of its subsidiaries) did not acquire a significant amount of distressed Ambac-insured securities. As a result of the Rehabilitation Exit Transactions, Ambac discharged all Deferred Amount obligations for an effective consideration package comprised of cash, new Secured Notes and certain existing surplus notes, including those held by Ambac, and accordingly Ambac's ownership of Ambac-insured RMBS declined significantly. At March 31, 2018, Ambac owned $815.4 million Ambac-insured RMBS and approximately 29% of PRIFA and 58% of COFINA Ambac-insured bonds. Subject to applicable internal and regulatory guidelines and other constraints, Ambac will continue to opportunistically purchase Ambac-insured securities.
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
Ambac continued to proactively work with issuers to expedite refundings of Ambac-insured bonds. During the first quarter of 2018. Ambac Assurance negotiated with counterparties that resulted in the termination of several international RMBS transactions.
The following table provides a comparison of total and adversely classified credits ("ACC") net par outstanding in the insured portfolio at March 31, 2018 and December 31, 2017. Net par exposures within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions)	March 31, 2018	December 31, 2017	$ Variance	% Variance
Total	$59.6	$62.7	$(3.1)	(5)%
ACC	12.6	14.1	(1.5)	(10)%
The overall reduction in total net par outstanding resulted from scheduled maturities, amortizations, refundings, refinancings and calls, including reductions as a result of the activities of Ambac and its subsidiaries as noted above.
The decrease in adversely classified credit exposures is primarily due to (i) paydowns or calls by issuers, mostly related to residential mortgage-backed securities and (ii) the upgrade of certain residential mortgage-backed securities.
Although our insured portfolio has generally performed satisfactorily in the first quarter of 2018, we continue to experience stress in certain sectors and insured exposures, particularly within our approximately $2.0 billion of exposure to Puerto Rico consisting of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for additional information regarding

| Ambac Financial Group, Inc. 52 2018 First Quarter FORM 10-Q |

the different issuing entities that encompass Ambac's exposures to Puerto Rico.
Ambac:
As of March 31, 2018 total cash and investments of Ambac were $403.0 million, which include the following:

•	Corporate securities and short-term securities of $274.1 million, (including $126.4 million of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions)

•	Ambac Assurance surplus notes with a fair value of $92.7 million, which are eliminated in consolidation

•
Residual equity interest in the Corolla Trust that was created in 2014 to monetize Ambac's ownership interest in junior surplus notes issued by the Segregated Account. Ambac carries this interest using the equity method with a current value of $36.2 million at March 31, 2018. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the Corolla Trust.

As a result of positive taxable income at Ambac Assurance in 2017, Ambac will receive approximately $30.5 million in tax tolling payments in May 2018. For the three months ended March 31, 2018, Ambac recognized taxable income and accordingly has accrued $14.1 million of tolling payments. There are no assurances that Ambac Assurance will be able to generate taxable income for the full year of 2018 and therefore make future tolling payments to Ambac, including the accrued amount.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the three months ended March 31, 2018 included the following:

($ in millions)
Net income (1)	$5.0
Gain on foreign currency translation	32.1
Unrealized (losses) on non-functional currency available-for-sale securities	(6.8)
Impact on total comprehensive income (loss)	$30.3

(1)
A portion of Ambac UK's, and to a lesser extent Ambac Assurance's, assets and liabilities are denominated in currencies other than its functional currency and accordingly, we recognized net foreign currency transaction gains/(losses) as a result of changes to foreign currency rates through our Consolidated Statement of Total Comprehensive Income (Loss). Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details on transaction gains and losses.

Future changes to currency rates may adversely affect our financial results. Refer to Part I, Item 3 "Quantitative and Qualitative Disclosures about Market Risk" for further information on the impact of future currency rate changes on Ambac's financial instruments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of material estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2017.
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at March 31, 2018 and December 31, 2017. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	March 31, 2018	December 31, 2017
Public Finance (1) (2)	$29,924	$32,088
Structured Finance	12,662	13,816
International Finance	16,989	16,812
Total net par outstanding	$59,575	$62,716

(1)	Includes $5,813 and $5,829 of Military Housing net par outstanding at March 31, 2018 and December 31, 2017, respectively.

(2)
Includes $1,968 and $1,968 of Puerto Rico net par outstanding at March 31, 2018 and December 31, 2017, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

Total net par outstanding decreased $3,141 million from December 31, 2017.

•
Reductions in public finance net par outstanding included $1,766 million from calls of insured exposures, $2 million from refundings and pre-refundings of insured exposures and $396 million from scheduled paydown activity.

•	Reductions in structured finance net par primarily were due to RMBS paydowns of $570 million and investor-owned utilities calls and paydowns of $493 million.

•
Increases in international finance were primarily due to the impact of foreign exchange rates of $537 million primarily related to changes in the British Pound, partially offset by policy runoff including prepayments of investor-owned utility and mortgage-backed securities.

| Ambac Financial Group, Inc. 53 2018 First Quarter FORM 10-Q |

Although insured net par outstanding has decreased during 2018, the size of the portfolio is significantly greater than the assets of Ambac. Accordingly, financial stress in the insured portfolio could have a material adverse effect on Ambac's financial condition and results of operations.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of March 31, 2018:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$43,467	$43,467
British Pounds		£9,573	13,434
Euros		€1,684	2,075
Australian Dollars	A$	779	599
Total			$59,575
Ambac discloses its exposures by currency to help interested parties understand its insured book of business. These insured exposures do not represent the cash outflows that may result from such insurance policies.
Puerto Rico
For a full discussion of Ambac’s exposure to the Commonwealth of Puerto Rico and its instrumentalities across several different issuing entities, see in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Guarantees in Force" included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2017.
Fiscal Plans
The Financial Oversight and Management Board for Puerto Rico ("Oversight Board') approved and certified the Fiscal Plans for the Commonwealth of Puerto Rico, the Puerto Rico Highways and Transportation Authority (“PRHTA”) and other instrumentalities during the 12th and 13th Oversight Board public meetings held on April 19, 2018 and April 20, 2018.
The certified Commonwealth Fiscal Plan uses a six-year horizon, projects a six-year decline in population of 11%, a GNP decline of 13.2% in fiscal year 2018 (which turns positive in subsequent years) and projects an accumulated surplus of $6.7 billion by the end of fiscal year 2023. However, the certified Commonwealth Fiscal Plan does not provide sufficient detail regarding its underlying assumptions and data, does not delineate expenses between essential and non-essential services, and does not define essential services. In addition, the certified Commonwealth Fiscal Plan does not project sufficient cashflows to fulfill contractual debt service payments, leaving uncertainty about the Commonwealth’s future obligations. If the certified Commonwealth Fiscal Plan without meaningful changes, became the sole or primary measure for determining creditor outcomes, Ambac's financial condition, including liquidity, loss reserves and capital resources may suffer a materially negative impact.
Federal Aid
On April 10, 2018, the U.S. Department of Housing and Urban Development announced it was awarding Puerto Rico $8.3 billion in Community Development Block Grant – Disaster Recovery

(CDBG-DR) funding. This award is in addition to the $10.2 billion in outstanding CDBG-DR awards made available as a result of the Bipartisan Budget Act of 2018. The CDBG-DR grants support a variety of disaster relief activities in Puerto Rico as it recovers from hurricanes Maria and Irma, including housing redevelopment and rebuilding, business assistance, economic revitalization, and infrastructure repair. In addition to helping the people of Puerto Rico recover from the hurricanes, the impact of the CDBG-DR grants, other Federal aid, and insurance recoveries are expected to support economic recovery and, ultimately, economic growth and thereby potentially benefit creditor outcomes, including bonds insured by Ambac Assurance. However, there can be no assurances as to the certainty, timing or magnitude of benefits to creditor outcomes related to disaster aid and subsequent economic growth, if any.
Commonwealth Liquidity
On February 6, 2018, the Oversight Board announced that it retained Duff & Phelps, LLC to conduct an independent forensics analysis of the Commonwealth of Puerto Rico's government bank accounts. The Oversight Board stated it will make the findings of the investigation public. As of March 31, 2018, the balances of bank accounts for various Puerto Rico government entities and instrumentalities totaled $7.95 billion. However, it has been previously reported by the Puerto Rico Fiscal Agency and Financial Authority ("FAFAA") that much of this balance had restricted uses or was tied up in ongoing litigation. Consequently, this purported lack of access to a portion of these funds could exacerbate existing liquidity constraints of the Commonwealth and its instrumentalities for certain essential and non-essential services and further strain timelines and potential severities for creditors, including Ambac.
As of April 13, 2018, the Treasury Single Account cash position, as reported by the Puerto Rico Treasury Department, was $2.095 billion and above the $1.1 billion threshold to access FEMA Community Disaster Loan (CDL) financing.
Mediation
In a case status report filed by the Oversight Board on April 25, 2018, the Oversight Board noted that mediation efforts continue and are currently focused on resolution of the Commonwealth-COFINA dispute regarding ownership of sales and use taxes.
No assurances can be given that consensual resolutions will be achieved with respect to the Commonwealth’s or COFINA’s obligations or those of any other Puerto Rico instrumentality, or that any consensual resolutions will not be severe and cause Ambac to experience losses materially exceeding current reserves.
Summary
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
Ambac Post-Title III Litigation Update
Ambac Assurance is party to ten litigations related to its Puerto Rico exposures. Six of these litigations are stayed under Title III

| Ambac Financial Group, Inc. 54 2018 First Quarter FORM 10-Q |

of PROMESA, and one has been stayed by order of the United States District Court for the District of Puerto Rico pending resolution of an interpleader action related to COFINA funds (to which interpleader action Ambac is also a party). Two of the three active litigations are proceeding as adversary proceedings under the Title III process before the United States District Court for the District of Puerto Rico; the remaining active litigation is on appeal before the United States Court of Appeals for the First Circuit. Accordingly, Ambac is unable to predict when and how the issues raised in those cases will be resolved. If Ambac Assurance is unsuccessful with any of these challenges, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a material negative impact.
Refer to Note 12. Commitments and Contingencies to the Consolidated Financial Statements for further information about Ambac's litigation relating to Puerto Rico.

Exposure Concentrations within each Market
The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at March 31, 2018:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	BBB+	$1,642	2.8%
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	BIG	805	1.4%
Massachusetts Commonwealth - GO	AA	802	1.3%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	BBB	557	0.9%
Hickam Community Housing LLC	BBB	472	0.8%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	BIG	438	0.7%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	BIG	433	0.7%
Bragg Communities, LLC	A-	428	0.7%
New Jersey Economic Development Authority - School Facilities Construction	BBB+	400	0.7%
Chicago, IL - GO	BBB-	360	0.6%
Total		$6,337	10.6%

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

Net par related to the top ten U.S. public finance exposures reduced $89 million from December 31, 2017. Changes in these exposure amounts will occur due to scheduled paydowns, calls and refundings executed during the period. During 2018 there was no change in the listing of exposures included within the top ten U.S. public finance exposures.
The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at March 31, 2018:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	1.5%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	558	0.9%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	Mortgage Backed Securities	BBB	526	0.9%
Timberlake Financial, LLC	Structured Insurance	BBB	511	0.9%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1	Mortgage Backed Securities	BBB	367	0.6%
Consolidated Edison Company of New York	Investor Owned Utility	A	347	0.6%
Option One Mortgage Loan Trust 2007-FXD1	Mortgage Backed Securities	BIG	259	0.4%
Niagara Mohawk Power Corporation	Investor Owned Utility	A	257	0.4%
The National Collegiate Student Loan Trust 2007-4	Student Loan	BIG	229	0.4%
Impac CMB Trust Series 2005-7	Mortgage Backed Securities	BIG	228	0.4%
Total			$4,182	7.0%

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

| Ambac Financial Group, Inc. 55 2018 First Quarter FORM 10-Q |

Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice. “BIG” denotes credits deemed below investment grade.

(2)	Insurance policy issued by Ambac UK.
Net par related to the top ten U.S. structured finance exposures reduced $148 million from December 31, 2017. The primary change in top U.S. structured finance exposures primarily relates to paydowns of RMBS during the three months ended March 31, 2018 in addition to prepayments on two investor owned utilities. During 2018, due to calls, CenterPoint Energy Inc. and Duke Energy Ohio, Inc. were removed from the top 10 largest U.S. structured finance exposures offset by the addition of The National Collegiate Student Loan Trust 2007-4 and Impac CMB Trust Series 2005-7.
The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at March 31, 2018. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,501	2.5%
National Grid Electricity Transmission	UK-Utility	A-	1,181	2.0%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	953	1.6%
Capital Hospitals plc (2)	UK-Infrastructure	A-	950	1.6%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	838	1.4%
Anglian Water	UK-Utility	A-	830	1.4%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	790	1.3%
Telereal Securitisation plc	UK-Asset Securitizations	AA	782	1.3%
National Grid Gas	UK-Utility	A-	766	1.3%
RMPA Services plc	UK-Infrastructure	BBB+	636	1.1%
Total			$9,227	15.5%

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
Net par related to the top ten international finance exposures increased $268 million from December 31, 2017. International exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. As of March 31, 2018, there was no change in the listing of exposures included within the top ten international exposures although the exposure amounts have increased due to movements in foreign exchange rates and indexation rates.
The concentration of net par amongst the top categories noted above (as a percentage of net par outstanding) has increased since December 31, 2017. Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade net par exposures at March 31, 2018 and December 31, 2017. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:

| Ambac Financial Group, Inc. 56 2018 First Quarter FORM 10-Q |

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

	Net Par Outstanding
Summary of Below Investment Grade Exposure ($ in millions)	March 31, 2018	December 31, 2017
Public Finance:
Lease and tax-backed (1)	$2,138	$2,144
General obligation (1)	488	491
Transportation	378	397
Housing (2)	316	317
Health care	23	24
Other	187	189
Total Public Finance	3,530	3,562
Structured Finance:
Residential mortgage-backed and home equity—first lien	3,750	3,947
Residential mortgage-backed and home equity—second lien	1,561	2,803
Student loans	902	922
Structured Insurance	900	900
Mortgage-backed and home equity—other	161	166
Other	—	9
Total Structured Finance	7,274	8,747
International Finance:
Other	1,194	1,200
Total International Finance	1,194	1,200
Total	$11,998	$13,509

(1)
Lease and tax-backed revenue includes $1,802 of Puerto Rico net par at March 31, 2018 and December 31, 2017. General obligation includes $166 of Puerto Rico net par at March 31, 2018 and December 31, 2017. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Relates to military housing net par.
The decrease in below investment grade exposures is primarily due to (i) the upgrade of certain residential mortgage-backed transactions and (ii) paydowns or calls by issuers, mostly related to residential mortgage-backed securities. Despite the decrease in below investment grade exposures, such exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.
RESULTS OF OPERATIONS
Net income in the first quarter of 2018 was $306 million compared to a net loss of $125 million in the first quarter of 2017. The first quarter 2018 net income as compared to the first quarter 2017 net loss was primarily driven by (i) a losses and loss expenses benefit as compared to losses and loss expenses in the first quarter of 2017, (ii) higher net investment income and (iii) net gains on interest rate derivatives compared to losses in the first quarter of 2017, partially offset by (i) lower net premiums earned and (ii) higher interest expenses.

| Ambac Financial Group, Inc. 57 2018 First Quarter FORM 10-Q |

A summary of our financial results is shown below:

	Three Months Ended March 31,
($ in millions)	2018	2017
Revenues:
Net premiums earned	$30.9	$47.6
Net investment income	110.2	81.6
Net other-than-temporary impairment losses	(0.3)	(3.9)
Net realized investment gains (losses)	4.9	(4.9)
Change in fair value of credit derivatives	(0.3)	1.1
Net gains (losses) on interest rate derivatives	25.5	(1.5)
Net realized gains (losses) on extinguishment of debt	3.1	2.7
Other income (expense)	(0.5)	0.1
Income (loss) on variable interest entities	0.6	3.7
Expenses:
Losses and loss expenses (benefit)	(247.4)	135.0
Insurance intangible amortization	28.6	37.5
Operating expenses	36.4	28.1
Interest expense	48.1	31.6
Provision for income taxes	2.6	19.6
Net income (loss) (attributable to common stockholders)	$305.7	$(125.4)
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2018 and 2017, respectively.
Rehabilitation Exit Transactions. On February 12, 2018, Ambac Assurance executed the following Rehabilitation Exit Transactions (as more fully discussed in Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q and in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017):

•
the Second Amended Plan of Rehabilitation became effective and a series of transactions were consummated which provided holders of beneficial interests in Deferred Amounts (other than Ambac, but including Ambac Assurance) a total effective consideration package, in full satisfaction and discharge of each $1.00 of Deferred Amounts (including accretion), of (i) $0.40 in cash, (ii) $0.41 in principal amount of new Secured Notes and (iii) $0.125 currently outstanding surplus notes (from certain holders of surplus notes). Such consideration package provided a discount of $0.065 (set first against accretion of Deferred Amounts). Ambac received $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts (including accretion) that it held, and provided a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims. This transaction is being accounted for as an extinguishment of Deferred Amounts and the discount of approximately $288.2 million from the settlement was reflected as a benefit to loss and loss expenses in the Consolidated Statements of Comprehensive Income (Loss) in the quarter ended March 31, 2018. In connection with these transactions, Ambac Assurance received $196.3 million of principal and accrued and unpaid interest on general account surplus notes. Ambac Assurance recognized a gain on the extinguishment of these surplus notes of $3.1 million.

•
Exchanges were consummated, pursuant to which holders of surplus notes received the same effective package as holders of beneficial interests in Deferred Amounts, including the discount of $0.065 of each $1.00 of principal amount and accrued and unpaid interest on the surplus notes tendered. These exchanges resulted in Ambac Assurance's cancellation of $613.2 million of principal and accrued and unpaid interest of general account surplus notes. These exchanges were accounted for as a debt modification since the creditors before and after the discount remain the same and the change in the terms were not considered substantial. A substantial change is considered to be a change in cash flows of equal to or greater than 10% as a result of the modification of terms. As the change in cash flows is less than 10%, debt modification accounting is appropriate. Under debt modification accounting, no gain or loss is recorded, and a new effective interest rate is established based on the cash flows of the Ambac Note, which secures the Secured Notes issued. Additionally, any consideration paid that is directly related to the issuance of the Ambac Note is capitalized and amortized as part of the effective yield calculation.

•
Ambac Assurance issued $240.0 million of new debt secured by certain of Ambac Assurance’s rights to representation and warranty subrogation recoveries above $1.6 billion ("Tier 2 Notes"). The proceeds received from this issuance were used to fund the cash portion of the consideration paid pursuant to the Second Amended Plan of Rehabilitation and exchanges noted above. Refer to Note 10. Long-term Debt to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information regarding Ambac's debt obligations.

•	Ambac incurred operating expenses in the first quarter of 2018 for its and the OCI's financial advisors of approximately $13.7 million.
In order to execute these transactions, Ambac established a special purpose entity, Ambac LSNI, LLC, for the sole purpose of the issuance of $2,154.3 million of Secured Notes, of which Ambac Assurance received $643.6 million and Ambac received $124.9 million. Ambac does not consolidate Ambac LSNI, LLC; therefore, the full amount of the debt is included in long term debt and Secured Notes held by Ambac and Ambac Assurance are included in invested assets on the consolidated balance sheet.
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

| Ambac Financial Group, Inc. 58 2018 First Quarter FORM 10-Q |

installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue.
Net premiums earned decreased $16.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of net premiums earned by market:

	Three Months Ended March 31,
($ in millions)	2018	2017
Normal Premium Earned:
Public finance	$10.0	$18.7
Structured finance	5.2	5.7
International finance	6.3	6.9
Total normal premiums earned	21.5	31.3
Accelerated Earnings:
Public finance	8.9	16.1
Structured Finance	0.6	0.2
International finance	(0.1)	—
Accelerated earnings	9.4	16.3
Total net premiums earned	$30.9	$47.6
The decrease in normal premiums earned in the three months ended March 31, 2018 is primarily attributable to the continued runoff of the portfolio. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Normal premiums are also impacted by the earnings of pre-refunded insured securities within Public Finance. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal premiums earned will increase over the remaining period of the related policy as the existing unearned premiums will be earned in the period between the pre-refunding date and the specified call date. Structured Finance normal premiums earned were impacted by continued runoff of the portfolio, particularly within the RMBS sector. International Finance normal premiums earned were reduced in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as a result of continued runoff of the portfolio, in particular a certain asset backed policy terminated in 2017 resulting in a reduction of premiums earned. This was partially offset by the strengthening of the British Pound.
The decrease in public finance accelerated earnings in the three months ended March 31, 2018 is primarily attributed to decreased call volume of municipal bonds. The increase in structured finance accelerated earnings in the three months ended March 31, 2018 is due to calls of certain investor-owned utility transactions during the three months ended March 31, 2018. International finance accelerated earnings in the three months ended March 31, 2018 is primarily due to the termination of certain residential mortgage-backed security transactions that resulted in a negative accelerated premiums.

Net Investment Income. Net investment income increased $28.6 million for the three months ended March 31, 2018 compared to the same period in the prior year. The increase reflects the higher yield for first quarter 2018, resulting from a greater allocation to Ambac-insured securities and the impact of the Rehabilitation Exit Transactions. Ambac-insured RMBS discount accretion accelerated with reprojected cash flows beginning in late 2017 through the consummation of the Rehabilitation Exit Transactions. Additionally, the three months ended March 31, 2018 includes income on other Ambac-insured securities acquired over the course of 2017, predominately Puerto Rico bonds. Partially offsetting these factors were the impact of a smaller portfolio of non-insured long-term fixed income securities resulting from cash payments on the Rehabilitation Exit Transactions and net losses of $1.6 million on trading securities compared net gains of $7.2 million in the first quarter of 2017. Trading losses in first quarter 2018 were driven primarily by negative equity market returns in funds held by Ambac UK combined with the impact of the stronger pound sterling.
As a result of cash payments made and the reduced balance of Ambac-insured RMBS resulting from the settlement of Deferred Amounts held in Ambac's investment portfolio upon consummation of the Rehabilitation Exit Transactions, Ambac's investment income is expected to be significantly lower in future periods beginning with the three months ending June 30, 2018.
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
Net other-than-temporary impairments for the three month periods ended March 31, 2018 and 2017 included credit related impairments on certain securities and also included some losses due to management's intent to sell securities.
Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended March 31,
($ in millions)	2018	2017
Net (losses) on securities sold or called	$9.7	$(6.8)
Net foreign exchange gains (losses)	(4.8)	1.9
Total net realized gains (losses)	$4.9	$(4.9)
Change in Fair Value of Credit Derivatives. The loss from change in fair value of credit derivatives for the three months ended March 31, 2018 was $0.3 million, as compared to the gain of $1.1 million for the three months ended March 31, 2017. The loss for the three months ended March 31, 2018 was primarily due to a decline on

| Ambac Financial Group, Inc. 59 2018 First Quarter FORM 10-Q |

reference obligation pricing on certain transaction within the portfolio. The gains for the three months ended March 31, 2017 were primarily due to improved reference obligation pricing on certain transactions and a stronger credit assessment of one transaction within the portfolio.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements were $0.1 million for the three months ended March 31, 2018 and $0.2 million for the three months ended March 31, 2017. Declining realized gains reflect the continued runoff of the portfolio.
Net Gain (Loss) on Interest Rate Derivatives. The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee portfolio. Results in Net gain (loss) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio and the impact of the Ambac CVA and counterparty credit adjustments as discussed below.
Net gain (loss) on interest rate derivatives for the three months ended March 31, 2018 were $25.5 million compared to ($1.5) million for the three months ended March 31, 2017. The net gain for the three months ended March 31, 2018 reflects increases in interest rates with the resulting gains partially offset by a higher portfolio carry cost. The net loss for the three months ended March 31, 2017 reflects modest increases in interest rates with the resulting gains offset by the portfolio carry cost.
The fair value of derivatives include valuation adjustments to reflect Ambac’s own credit risk and counterparty credit risk when appropriate. Within the interest rate derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. For the periods presented, an Ambac CVA was applicable only to the Augusta swaps that were terminated in June 2017. Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gain (loss) on interest rate derivatives of $0.3 million for the three months ended March 31, 2018, compared to $1.6 for the three months ended March 31, 2017.
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $3.1 million for the three months ended March 31, 2018, compared to gains of $2.7 million for the three months ended March 31, 2017. The gains for the three months ended March 31, 2018 related to surplus notes received by Ambac Assurance in settlement of Deferred Amounts held in its investment portfolio under the Rehabilitation Exit Transactions. The gains for the three months ended March 31, 2017 included gains from the settlements of repurchased surplus notes below their carrying values.

Other Income (expense). The below table summarizes other income for the presented periods:

	Three Months Ended March 31,
($ in millions)	2018	2017
Foreign exchange gain/(loss)	$(1.2)	$(0.6)
Other	0.7	0.7
Total other income (expense)	$(0.5)	$0.1
Foreign exchange gains/(losses) include gains/(losses) relating to foreign currency changes on the present value of premium receivables denominated in a subsidiary's non-functional currency in addition to foreign exchange gains/(losses) on cash. Other primarily includes consent and waiver fees in addition to non-service related postretirement activity.
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
Income (loss) on variable interest entities was $0.6 million for the three months ended March 31, 2018, compared to income (loss) of $3.7 million for the three months ended March 31, 2017. Income on variable interest entities for the three months ended March 31, 2018 included higher net asset values on most VIEs reflecting lower credit spreads and strengthening of the British Pound Sterling consistent with that implicit in the fair value of the VIE long-term debt obligations. Income (loss) on variable interest entities for the three months ended March 31, 2017 included higher net asset values on most VIEs reflecting lower market interest rates. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the accounting for VIEs.
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

| Ambac Financial Group, Inc. 60 2018 First Quarter FORM 10-Q |

Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of approximately $1.806 and $1.807 billion at March 31, 2018 and December 31, 2017, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information regarding the estimation process for R&W subrogation recoveries.
Losses and loss expenses for the three months ended March 31, 2018 were a benefit of $247.4 million, as compared to a loss for the three months ended March 31, 2017 of $135.0 million. The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended March 31,
($ in millions)	2018	2017
RMBS (1)	$45.8	$(8.7)
Domestic Public Finance	(11.3)	169.2
Student Loans	2.9	2.3
Ambac UK	(14.9)	(73.8)
All other credits	(2.3)	2.2
Interest on Deferred Amounts	20.6	43.8
Discount on Rehabilitation Exit Transactions	$(288.2)	$—
Totals (2)	$(247.4)	$135.0

(1)	The losses and loss expense (benefit) associated with changes in estimated representation and warranties was $0.8 and $13.8 for the three months ended March 31, 2018 and 2017, respectively.

(2)	Includes loss expenses incurred of $7.5 and $18.2 for the three months ended March 31, 2018 and 2017, respectively.
Losses and loss expenses (benefit) for the three months ended March 31, 2018 were driven by the following:

•	Discount achieved pursuant to the Rehabilitation Exit Transactions;

•	Lower projected losses in domestic public finance largely driven by the favorable impact of higher discount rates partially offset by some adverse development on Puerto Rico policies;

•
A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). Ambac recognized $11.0 million in foreign exchange gains for the three months ended March 31, 2018; partially offset by,

•	Higher projected losses in the RMBS portfolio largely driven by the impact of interest rates on excess spread;

•	Interest on Deferred Amounts through the Rehabilitation Exit Transactions date.
Losses and loss expenses (benefit) for the three months ended March 31, 2017 were driven by the following:

•	Higher projected losses in domestic public finance largely driven by negative development on insured Puerto Rico bonds;

•	Interest on Deferred Amounts;

•
Lower projected losses in the Ambac UK portfolio primarily due to the confidential settlement of litigation brought by Ambac UK in the name of Ballantyne Re plc ("Ballantyne") against JP Morgan Investment Management Inc. ("JPMIM");

•
A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). Ambac recognized $5.8 million in foreign exchange gains for the three months ended March 31, 2017.

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended March 31,
($ in millions)	2018	2017
Claims recorded (1) (2) (3)	$56.7	$61.8
Subrogation received (4)	(39.0)	(65.2)
Net Claims Recorded	$17.7	$(3.4)

(1)
Claims recorded include (i) claims paid, including commutation payments and (ii) changes in claims not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and changes in unpresented claims. Item (ii) includes permitted policy claims for policies allocated to the Segregated Account that were presented and approved by the Rehabilitator of the Segregated Account, but not paid through to the balance sheet date in accordance with the amended Segregated Account Rehabilitation Plan and associated rules and guidelines. Claims recorded exclude interest accrued on Deferred Amounts. On February 12, 2018, the rehabilitation of the Segregated Account was concluded and all Deferred Amounts, including accrued interest, were settled. Subsequent to the Rehabilitation Exit Transactions, claims are paid in full.

(2)	Claims recorded for the three months ended March 31, 2018 include a reduction of $4.5 million resulting from the Rehabilitation Exit Transactions.

(3)	Claims recorded includes claims paid on Puerto Rico policies of $27.1 and $14.4 for the three months ended March 31, 2018 and 2017, respectively.

(4)	Subrogation received declined due to the continuous runoff of the RMBS insured portfolio and the impact of higher interest rates on excess spread.

| Ambac Financial Group, Inc. 61 2018 First Quarter FORM 10-Q |

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides details of operating expenses for the periods presented:

	Three Months Ended March 31,
($ in millions)	2018	2017
Compensation	$15.8	$12.9
Non-compensation	20.5	14.8
Gross operating expenses	36.3	27.8
Reinsurance commissions, net	0.1	0.3
Total operating expenses	$36.4	$28.1
Gross operating expenses for the three months ended March 31, 2018 were $36.3 million, an increase of $8.5 million from the three months ended March 31, 2017. The increase was due to the following:

•
Higher compensation costs primarily due to (i) $2.4 million increase of long term incentive compensation costs driven by an improvement in performance factors in addition to new awards issued and (ii) $0.9 million related to the settlement of a previously granted performance restricted stock unit award issued to the former CEO. Such award vested upon the Segregated Account's exit from rehabilitation. These costs were partially offset by lower salaries as a result of reduced headcount since the first quarter of 2017.

•
Higher non-compensation costs primarily due to (i) $7.4 million of incremental legal, consulting and advisory fees in connection with the exit from rehabilitation of the Segregated Account, of which $2.2 million relates to legal and consulting services provided for the benefit of OCI, and (ii) $0.9 million of increased other consulting, outside services and subscriptions and data costs. These increased costs were partially offset by (i) a reduction in litigation contingencies of $1.5 million and (ii) lower legal fees.

With the conclusion of the Segregated Account rehabilitation, the duties of the Wisconsin Insurance Commissioner as rehabilitator of the Segregated Account have been discharged. Legal and consulting services provided for the benefit of OCI amounted to $4.5 million during the three months ended March 31, 2018, respectively, compared to $2.3 million for the three months ended March 31, 2017. Subsequent to the Segregated Account's exit from rehabilitation, advisory services for the benefit of OCI will continue, but at a reduced level.
Interest Expense. Interest expense includes accrued interest on secured borrowing notes, Ambac Note, Tier 2 Notes, and surplus notes issued by Ambac Assurance. Additionally, interest expense includes discount accretion on all debt (excluding secured borrowing) as their carrying value is at a discount to par.

The following table provides details by type of obligation for the periods presented:

	Three Months Ended March 31,
($ in millions)	2018	2017
Surplus notes	$21.0	$30.3
Investment agreements	—	0.2
Ambac Note	22.1	—
Tier 2 Notes	4.2	—
Secured borrowing	0.8	1.1
Total interest expense	$48.1	$31.6
The increase in interest expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily results from the issuance of the Ambac Note and Tier 2 Notes in connection with the Rehabilitation Exit Transactions, partially offset by reduced debt balances resulting from surplus notes cancellation and amortization of the secured borrowing notes outstanding. Refer to Note 10. Long-Term Debt to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the Ambac Note and Tier 2 Notes.
Surplus note principal and interest payments require the approval of OCI. Except for a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after the Rehabilitation Exit Transactions, annually from 2011 through 2017, OCI issued its disapproval of the requests of Ambac Assurance to pay the full interest on outstanding surplus notes issued by Ambac on the annual scheduled interest payment date of June 7th. Ambac Assurance have not requested to pay interest on any junior surplus notes since their issuance. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $127.5 million and $105.0 million, respectively, at March 31, 2018.
Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2018, was $2.6 million, a decrease of $17.0 million compared to the provision for income taxes reported for three months ended March 31, 2017. The change for the three months ended March 31, 2018 was primarily due to the provision for Ambac UK taxes of $0.0 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 of $19.3 million, which was driven primarily by the Ballantyne litigation settlement.
At March 31, 2018 the Company had $3.3 billion of U.S. Federal net ordinary operating loss carryforwards ($1.4 billion at Ambac Financial Group and $1.9 billion at Ambac Assurance.

| Ambac Financial Group, Inc. 62 2018 First Quarter FORM 10-Q |

LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $274.1 million, (including $126.4 million of Secured Notes issued by Ambac LSNI) as of March 31, 2018 and expense sharing and other arrangements with Ambac Assurance. Ambac also has an investment with an aggregate value of $128.9 million in surplus notes issued by Ambac Assurance and interests in Corolla Trust (as described more fully in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017). Securities issued or insured by Ambac Assurance are generally less liquid that investment grade and other traded investments.
Pursuant to the amended and restated tax sharing agreement among Ambac, Ambac Assurance and certain affiliates (the “Amended TSA"), Ambac Assurance is required, under certain circumstances, to make payments ("tolling payments") to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”). Ambac will receive $30.5 million of tolling payments in May 2018 based on NOLs used by Ambac Assurance in 2017. For the three months ended March 31, 2018, Ambac Assurance utilized post determination date NOLs of $406.2 million for which it has accrued a tolling payment liability of $14.1 million which, assuming Ambac Assurance's cumulative full year 2018 taxable income does not fall below $168.2 million, will be paid to Ambac before the end of May of 2019. Under an inter-company cost allocation agreement, Ambac is also reimbursed for certain operating costs and expenses.
It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore cash and investments, payments under the intercompany cost allocation agreement and future tolling payments, if any, will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac, and the making of investments including securities issued or insured by Ambac Assurance.
Contingencies could cause material liquidity strains.
Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments, including from litigation, and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim, commutation and related expense payments on both insurance and credit derivative contracts, ceded reinsurance premiums, principal and interest payments on the Ambac Note and Secured Borrowing, surplus note principal and interest payments, if approved by OCI, Tier 2 Note payments, additional loans to affiliates and tolling payments due to Ambac under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture.
Ambac Assurance manages its liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times.
Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for more information on dividend payment restrictions.
Our ability to realize representation and warranty subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts, our future available liquidity to pay claims would be reduced materially.
Ambac Financial Services ("AFS") Liquidity. AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Additionally, AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. The principal uses of liquidity by AFS are payments on intercompany loans, payments under derivative contracts (primarily interest rate swaps and US Treasury futures), collateral posting and operating expenses. Management believes that AFS’ short and long-term liquidity needs can be funded from intercompany loans from Ambac Assurance and receipts from derivative contracts since AFS borrows cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from OCI.

| Ambac Financial Group, Inc. 63 2018 First Quarter FORM 10-Q |

Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Three Months Ended March 31,
($ in million)	2018	2017
Cash provided by (used in):
Operating activities	$(1,191.6)	$(4.8)
Investing activities	657.0	232.5
Financing activities	(50.2)	(200.3)
Foreign exchange impact on cash and cash equivalents	(0.3)	0.5
Net cash flow	$(585.1)	$27.9
Operating activities
The following represents the significant cash activities during the three months ended March 31, 2018 and 2017:

•
The cash outflow from the Rehabilitation Exit Transactions to third parties was $1,353.5 million of which $1,162.3 million is included in operating activities and $191.2 is included in financing activities as it relates to payments for surplus note principal. See Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q and Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for details regarding the Rehabilitation Exit Transactions.

•	Net loss and loss expenses paid, including commutation payments, during the three months ended March 31, 2018 and 2017 are detailed below:

	Three Months Ended March 31,
($ in million)	2018	2017
Net loss and loss expenses paid (recovered):
Net losses paid (1)	$91.5	$67.5
Net subrogation received	(39.0)	(65.2)
Net loss expenses paid	9.8	8.1
Net cash flow	$62.3	$10.4

(1)	Net losses paid includes claims paid on Puerto Rico policies of $27.1 million and $14.4 million for the three months ended March 31, 2018 and 2017, respectively.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim and operating expense payments.
Financing Activities
Financing activities for the three months ended March 31, 2018 include proceeds from the issuance of Tier 2 Notes of $240.0 million, repayments of a secured borrowing of $8.8 million, payments for the extinguishment of surplus notes of $191.3 million, paydowns of VIE debt obligations of $79.9 million and $8.8 million of debt issuance costs.
Financing activities for the three months ended March 31, 2017 include repayments of a secured borrowing of $10.4 million, payment for investment agreements of $82.4 million and payments for the extinguishment of surplus notes of $43.7 million and paydowns of VIE debt obligations of $47.8 million.

Credit Ratings and Collateral.
Ambac Financial Services, LLC (“AFS”) provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments, but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $107.1 million (cash and securities collateral of $22.8 million and $84.2 million, respectively), including independent amounts, under these contracts at March 31, 2018.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets decreased by approximately $344 million from December 31, 2017 to $22,848 million at March 31, 2018, primarily due to the net impact of the Rehabilitation Exit Transactions as discussed below. Other significant changes during the three months ended March 31, 2018 were gains from positive market value performance on invested assets and higher VIE assets as a result of lower credit spreads and strengthening of the British Pound Sterling, partially offset by lower intangible assets as a result of amortization.
Total liabilities decreased by approximately $808 million from December 31, 2017 to $20,739 million as of March 31, 2018, primarily as a result of the Rehabilitation Exit Transactions as discussed below. Other significant changes during the three months ended March 31, 2018 were discount amortization plus higher accrued interest payable on remaining surplus notes and new debt, higher VIE liabilities as a result of lower credit spreads and strengthening of the British Pound Sterling, partially offset by declines in unearned premiums from the runoff of the insured portfolio.
As of March 31, 2018 total stockholders’ equity was $2,109 million, compared with total stockholders’ equity of $1,645 million at December 31, 2017. This increase was primarily driven by Total Comprehensive Income during the period. Total Comprehensive Income during 2018 was driven by net income during the period, unrealized gains on investment securities and translation gains related to Ambac's foreign subsidiaries.

| Ambac Financial Group, Inc. 64 2018 First Quarter FORM 10-Q |

Rehabilitation Exit Transactions. As more fully discussed in Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Results of Operations in this Management's Discussion and Analysis, on February 12, 2018, Ambac and Ambac Assurance executed the Rehabilitation Exit Transactions that impacted the following balance sheet accounts:

•
Invested assets and cash were reduced by cash outflow of $1,354 million and settlement of Ambac-insured RMBS securities held in the investment portfolio of $1,455 million, partially offset by the receipt of $768 million par amount of the Secured Notes and proceeds from the issuance of Tier 2 notes of $240 million.

•
Loss Reserves and Subrogation Recoverable were reduced and increased, respectively, as a result of the settlement of unpaid claims of the Segregated Account, which were approximately $3,867 million (including $840 million of accrued interest) at December 31, 2017. Loss Reserves included $3,080 million of unpaid claims at December 31, 2017. Subrogation Recoverable was net of $787 million of unpaid claims at December 31, 2017. Following the settlement of Deferred Amounts, Loss Reserves decreased $2,555 million and Subrogation Recoverable increased $1,312 million. As a result of the settlement of unpaid claims, certain policies which were previously in a liability position have transitioned to an asset position with a recoverable of $525 million at December 31, 2017.

•
Long-term debt has been increased by the Ambac Note issued to Ambac LSNI with a carrying value of approximately $2,148 million and the issuance of Tier 2 Notes with a carrying value of approximately $234 million, partially offset by the consolidated reduction of surplus notes principal with a carrying value of approximately $413 million. Refer to Note 10. Long-term Debt to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information regarding Ambac's debt obligations.

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
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at March 31, 2018 and December 31, 2017:

($ in millions)	March 31, 2018	December 31, 2017
Fixed income securities	$3,872.0	$4,652.2
Short-term	321.1	557.3
Other investments	419.9	431.6
Fixed income securities pledged as collateral	84.2	99.7
Total investments (1)	$4,697.2	$5,740.8

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £203.0 ($284.9) and €41.3 ($50.9) as of March 31, 2018 and £209.8 ($283.6) and €40.9 ($49.1) as of December 31, 2017.
The following table represents the fair value of mortgage and asset-backed securities at March 31, 2018 and December 31, 2017 by classification:

($ in millions)	March 31, 2018	December 31, 2017
Residential mortgage-backed securities:
RMBS—Second Lien	$335.7	$839.9
RMBS—First-lien—Alt-A	$285.8	$1,029.4
RMBS—First Lien—Sub Prime	201.8	382.0
Total residential mortgage-backed securities	823.3	2,251.3
Other asset-backed securities
Military Housing	240.1	243.4
Student Loans	166.1	152.1
Structured Insurance	134.3	137.6
Auto	26.5	31.6
Credit Cards	22.4	33.0
Other	0.2	0.2
Total other asset-backed securities	589.6	597.9
Total (1)	$1,412.9	$2,849.2

(1)	Includes investments guaranteed by Ambac Assurance and Ambac UK for both periods presented. Refer to Note 8. Investments to the

| Ambac Financial Group, Inc. 65 2018 First Quarter FORM 10-Q |

Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.
The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and CCC- as of March 31, 2018, and C and CCC as of December 31, 2017, respectively. The ratings on insured securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating.
The following charts provide the ratings (1) distribution of the fixed income investment portfolio based on fair value at March 31, 2018 and December 31, 2017:

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 66% and 64% of the 2018 and 2017 combined fixed income portfolio, respectively.
The changes in ratings during the three months ended March 31, 2018 were the result of the Rehabilitation Exit Transactions with significant reductions in BIG Ambac-insured RMBS bonds partially offset by the receipt of the Secured Note issued from Ambac LSNI, which is not rated.
Refer to Note 8. Investments to the Unaudited Financial Statements included in Part 1, Item 1 in this Form 10-Q for information about Ambac's consolidated non-VIE investment portfolio.
Premium Receivables. Ambac either received premium upfront at time of issuance of the insurance policy or in installments over the policy term. For installment premium transactions, a premium receivable asset is established equal to the (i) present value of future contractual premiums due or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction. Ambac's premium receivables decreased to $581 million at March 31, 2018 from $586 million at December 31, 2017. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts and adjustments for changes in expected and contractual cash flows, partially offset by the impact of currency exchange rates on non-US denominated future premiums, accretion of premium receivable discount and changes to uncollectible premiums.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. Dollars
U.S. Dollars		$379.4	$379.4
British Pounds		£116.8	163.9
Euros		€29.8	36.7
Australian Dollars	A$	1.0	0.7
Total			$580.7
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $114.3 million from its reinsurers at March 31, 2018.  These collateral amounts are in excess of Ambac’s reinsurance recoverable on paid and unpaid losses for the related reinsurer. As of March 31, 2018 and December 31, 2017, reinsurance recoverable on paid and unpaid losses were $38.8 million and $41.0 million, respectively. The decrease was primarily due to positive loss development within Public Finance.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the

| Ambac Financial Group, Inc. 66 2018 First Quarter FORM 10-Q |

difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of March 31, 2018 and December 31, 2017, the gross carrying value of the insurance intangible asset was $1,601 million and $1,581 million, respectively. Accumulated amortization of the insurance intangible asset was $768 million and $734 million as of March 31, 2018 and December 31, 2017, respectively, resulting in a net insurance intangible asset of $833 million and $847 million, respectively. Other than through amortization, variance in the gross insurance intangible asset is solely from translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative liabilities decreased from $83 million at December 31, 2017 to $72 million as of March 31, 2018. The decrease resulted primarily from higher interest rates during the three months ended March 31, 2018. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $0.1 million at March 31, 2018 and $0.1 million at December 31, 2017 to incorporate the market’s view of Ambac’s credit quality.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. For periods ending prior to February 12, 2018, Loss and loss expense reserves include the unpaid portion of interest accrued on Deferred Amounts established pursuant to the amended Segregated Account Rehabilitation Plan. The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of March 31, 2018 and December 31, 2017 were $244 million and $4,114 million, respectively.

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)
March 31, 2018:
Loss and loss expense reserves	$—	$—	$2,593	$(325)	$(129)	$2,139
Subrogation recoverable	—	—	275	(2,170)	—	(1,895)
Totals	$—	$—	$2,868	$(2,495)	$(129)	$244

December 31, 2017:
Loss and loss expense reserves	$2,412	$668	$2,855	$(1,054)	$(136)	$4,745
Subrogation recoverable	615	172	102	(1,520)	—	(631)
Totals	$3,027	$840	$2,957	$(2,574)	$(136)	$4,114

(1)	Present value of future recoveries include R&W subrogation recoveries of $1,834 at March 31, 2018 and December 31, 2017.

(2)	Includes Euro denominated gross loss and loss expense reserves. US dollar equivalents of such reserves were $21 (€17) and $21 (€18) at March 31, 2018 and December 31, 2017, respectively.
The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Please refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 6. Financial Guarantee Insurance Contracts, respectively of the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information on loss and loss expenses.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 87% of our ever-to-date insurance claims recorded with RMBS comprising 81%. Although historically RMBS and student loan securities have been the largest source of claim activity there are reserves on Public Finance and Ambac UK credits that may result in significant claim payments in the future.The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at March 31, 2018 and December 31, 2017:

| Ambac Financial Group, Inc. 67 2018 First Quarter FORM 10-Q |

	Gross Par Outstanding (1)(2)	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims	Accrued Interest	Claims and Loss Expenses	Recoveries
March 31, 2018:
RMBS	$4,635	$—	$—	$868	$(2,057)	$(18)	$(1,207)
Domestic Public Finance	3,820	—	—	1,218	(389)	(73)	756
Student Loans	694	—	—	362	(39)	(11)	312
Ambac UK	942	—	—	311	(10)	(19)	282
Other credits	509	—	—	22	—	(8)	14
Loss expenses	—	—	—	87	—	—	87
Totals	$10,600	$—	$—	$2,868	$(2,495)	$(129)	$244

December 31, 2017:
RMBS	$5,243	$3,014	$837	$888	$(2,120)	$(21)	$2,598
Domestic Public Finance	4,265	13	3	1,278	(403)	(75)	816
Student Loans	701	—	—	361	(40)	(13)	308
Ambac UK	941	—	—	315	(11)	(18)	286
All other credits	537	—	—	26	—	(9)	17
Loss expenses	—	—	—	89	—	—	89
Totals	$11,687	$3,027	$840	$2,957	$(2,574)	$(136)	$4,114

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $550 and $39, respectively, at March 31, 2018 and $590 and $41, respectively at December 31, 2017. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

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
We established a representation and warranty subrogation recovery as further discussed in Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries.
The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before representation and warranty subrogation recoveries and gross loss reserves net of representation and warranty subrogation recoveries for all RMBS exposures for which Ambac established reserves at March 31, 2018 and December 31, 2017:

| Ambac Financial Group, Inc. 68 2018 First Quarter FORM 10-Q |

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
March 31, 2018:
Second-lien	$831	$257	$—	$257
First-lien Mid-prime	1,738	89	—	89
First-lien Sub-prime	659	102	—	102
Other	121	7	—	7
Total Credits Without Subrogation	3,349	455	—	455
Second-lien	527	8	(1,275)	(1,267)
First-lien Mid-prime	54	6	(78)	(72)
First-lien Sub-prime	705	158	(481)	(323)
Total Credits With Subrogation	1,286	172	(1,834)	(1,662)
Total	$4,635	$627	$(1,834)	$(1,207)

December 31, 2017:
Second-lien	$1,065	$735	$—	$735
First-lien-Mid-prime	1,849	1,997	—	1,997
First-lien-Sub-prime	667	190	—	190
Other	137	144	—	144
Total Credits Without Subrogation	3,718	3,066	—	3,066
Second-lien	735	719	(1,272)	(553)
First-lien Mid-prime	59	104	(79)	25
First-lien Sub-prime	731	543	(483)	60
Total Credits With Subrogation	1,525	1,366	(1,834)	(468)
Total	$5,243	$4,432	$(1,834)	$2,598
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The decline in public finance gross loss reserves at March 31, 2018 as compared to December 31, 2017 was primarily related to the payment of claims and an increase in loss reserve discount rates, partially offset by the continued uncertainty and volatility of the situation in Puerto Rico. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	March 31, 2018		December 31, 2017
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$2,196	$618	$2,201	$650
General obligation	984	53	1,053	60
Transportation revenue	93	45	495	64
Housing	447	29	449	31
Other	100	11	67	11
Total	$3,820	$756	$4,265	$816

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
It is possible that our estimated future losses for insurance policies discussed above could be understated. We have attempted to

| Ambac Financial Group, Inc. 69 2018 First Quarter FORM 10-Q |

identify possible cash flows using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2018 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible we could have stress case outcomes in some or even many cases.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward, are not unlikely if we used a different model or methodology to project losses. We regularly assess models and methodologies and may change our approach and/or model. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,834 million as of March 31, 2018 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at March 31, 2018 could be approximately $40 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1.9 billion. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $40 million. There can be no assurance that losses may not exceed such amounts.
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
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy, loss of capital markets access and the severe damage caused by hurricanes Irma and Maria. These factors, taken together with the payment moratorium on debt payments of the Commonwealth and its instrumentalities, ongoing Puerto Rico Oversight, Management, and Economic Stability Act ("PROMESA") Title III proceedings, and certain other provisions under PROMESA, the potential for a restructuring of debt insured by Ambac Assurance, either with or without its consent, and the possibility of protracted litigation as a result of which its rights may be materially impaired, may cause losses to exceed current reserves in a material manner. See "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further details on the legal, economic and fiscal developments that have impacted or may impact Ambac Assurance’s insured Puerto Rico bonds. In this Form 10-Q, refer to "Financial Guarantees in Force" in Part I, Item 2 in Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 12. Commitments and Contingencies to the Consolidated Financial Statements for further updates related to Puerto Rico.
For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at March 31, 2018, the possible increase in loss reserves could be

| Ambac Financial Group, Inc. 70 2018 First Quarter FORM 10-Q |

approximately $1.34 billion. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions of the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at March 31, 2018, the possible increase in loss reserves could be approximately $90 million. However, there can be no assurance that losses may not exceed such amount. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $35 million. There can be no assurance that losses may not exceed such amount.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $200 million greater than the loss reserves at March 31, 2018. However, there can be no assurance that losses may not exceed such amount.
SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES
Please refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for information regarding special purpose and variable interest entities.
ACCOUNTING STANDARDS
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.
AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance and Everspan's statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National

Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. For further information, see "Ambac Assurance Statutory Basis Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In connection with the exit of the Segregated Account from rehabilitation and the merger of the Segregated Account into Ambac Assurance, Ambac Assurance requested and received permission from OCI of a permitted practice to restate its unassigned funds (surplus) balance, as of January 1, 2018, to $100 million with an offsetting reduction to gross paid-in and contributed surplus such that total surplus remained unchanged.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $1,307.1 million and $1,773.6 million at March 31, 2018, respectively, as compared to $699.6 million and $1,155.8 million at December 31, 2017, respectively. The drivers to the net increase were:

•
Statutory net income of $199.4 million. Statutory net income was positively impacted by the Second Amended Plan of Rehabilitation whereby Ambac Assurance settled its unpaid claims at a discount of approximately $288 million which was recognized as a reduction to losses incurred, partially offset by the loss on extinguishment of surplus notes received of $43.0 million.

•
In connection with the Second Amended Plan of Rehabilitation, the par amount of Ambac Assurance's remaining surplus notes of $361.5 million was reclassified from liabilities to a component of policyholders surplus.

•	A decrease from a one-time interest payment on the remaining surplus notes (other than junior surplus notes) of $13.5 million.
The execution of Surplus Note exchanges are being accounted for as a debt modification since the creditors before and after the discount remain the same and the change in the terms were not considered substantial. Under debt modification accounting, no gain or loss is recorded at transaction execution and a new effective interest rate is established based on the cash flows of the new Ambac Note.
Ambac Assurance’s statutory policyholder surplus includes $369.3 million of junior surplus notes issued by the Segregated Account. The junior surplus notes, the remaining surplus notes, the Ambac Note, the Tier 2 Notes and the preferred stock issued by Ambac Assurance, are obligations that have claims on the resources of Ambac Assurance which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
Ambac Assurance statutory surplus is sensitive to multiple factors, including: (i) loss reserve development, (ii) approval by OCI of payments on surplus notes, including junior surplus notes, (iii) ongoing interest costs associated with the Ambac Note and Tier 2

| Ambac Financial Group, Inc. 71 2018 First Quarter FORM 10-Q |

Notes, including changes to interest rates as the Ambac Note is a floating rate obligation, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts or receive recoveries sufficient to pay or redeem the Ambac Note and Tier 2 Notes, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed practices by the OCI.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £265.4 million at March 31, 2018 as compared to £266.3 million at December 31, 2017.  The reduction in shareholders’ funds was primarily due to losses on certain investment funds due to equity market volatility in the period and unrealized foreign exchange losses on investments denominated in currencies other than Ambac UK's functional currency (British Pounds), offset by net income arising from the receipt of premiums, investment return on fixed income and other investments and a reduction in loss provisions. At March 31, 2018, the carrying value of cash and investments was £451.6 million, a decrease from £459.8 million at December 31, 2017. The decrease in cash and investments is due to the losses on certain investment funds and unrealized foreign exchange losses as noted above, offset by continued receipt of premiums and investment returns from the remainder of Ambac UK's investment portfolio.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of available and eligible capital resources, regulatory capital requirements and regulatory capital deficits under Solvency II at December 31, 2017 represents the most recent available data for these items. The calculation of capital resources, regulatory capital requirements and regulatory capital deficit of Ambac UK as at March 31, 2018 will be finalized on May 12, 2018 and will be published on Ambac's website shortly thereafter.
Available capital resources under Solvency II were a surplus of £54.1 million at December 31, 2017 of which £17.0 million were eligible to meet solvency capital requirements. The eligible capital resources at December 31, 2017 were in comparison to regulatory capital requirements of £346.3 million. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £329.3 million at December 31, 2017. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

| Ambac Financial Group, Inc. 72 2018 First Quarter FORM 10-Q |

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

CVA on interest rate derivative contracts. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain or loss when realized
The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended March 31,
	2018		2017
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$305.7	$6.70	$(125.4)	$(2.77)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	0.5	0.01	1.7	0.04
Insurance intangible amortization	28.6	0.63	37.5	0.83
Foreign exchange (gains) losses	(5.0)	(0.12)	(7.1)	(0.16)
Fair value (gain) loss on interest rate derivatives from Ambac CVA	—	—	2.0	0.05
Adjusted earnings (loss)	$329.8	$7.22	$(91.2)	$(2.01)
Net income (loss) effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. Included within Net income (loss) attributable to common stockholders of these consolidated VIEs was $0.6 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services - Insurance Topic of the ASC, included within Net income (loss) would have been $4.1 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. The difference between these different accounting bases (including per share amounts) was $3.5 million ($0.08 per diluted share) and $(0.3) million ($(0.01) per diluted share), for the three months ended March 31, 2018 and 2017, respectively. This is supplemental information only and is not a component of Adjusted Earnings.
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

| Ambac Financial Group, Inc. 73 2018 First Quarter FORM 10-Q |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	March 31, 2018		December 31, 2017
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,845.1	$40.70	$1,381.1	$30.52
Adjustments:
Non-credit impairment fair value losses on credit derivatives	1.0	0.02	0.6	0.01
Insurance intangible asset	(833.0)	(18.37)	(847.0)	(18.71)
Net unearned premiums and fees in excess of expected losses	570.9	12.59	597.3	13.20
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(153.1)	(3.38)	(30.8)	(0.68)
Adjusted book value	$1,430.9	$31.56	$1,101.3	$24.34
Stockholders' equity effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. The impact on Total Ambac Financial Group, Inc. stockholders' equity of these consolidated VIEs was $136.5 million and $134.1 million at March 31, 2018 and December 31, 2017, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services Insurance Topic of the ASC, included within stockholders' equity would have been $179.7 million and $178.7 million at March 31, 2018 and December 31, 2017, respectively. The net difference between these different accounting bases (including per share amounts) was $43.3 million ($0.95 per share) and $44.6 million ($0.99 per share) at March 31, 2018 and December 31, 2017, respectively. This is supplemental information only and is not a component of Adjusted Book Value.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2017 to March 31, 2018 was primarily driven by Adjusted earnings.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. As a result of the Rehabilitation Exit Transactions, as of March 31, 2018 Ambac's investment portfolio is lower and long-term debt has increased which has changed our exposure to interest rate and credit spread risk compared to the sensitivities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers are responsible for developing and applying methods to measure risk. Ambac utilizes various systems, models and sensitivity scenarios to monitor and manage market risk. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Financial instruments of VIEs that are consolidated as a result of Ambac's financial guarantees are excluded from the market risk measures below.
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac have interest rate risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the interest rate sensitivity table below. Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio (which produce net fair value losses as rates increase) and long-term debt and the interest rate derivatives portfolio (which produce net fair value gains as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio, primarily related to RMBS and student loan credits. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
The interest rate derivatives portfolio is managed as a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). The interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.9 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at March 31, 2018.

| Ambac Financial Group, Inc. 74 2018 First Quarter FORM 10-Q |

The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at March 31, 2018:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$264	$179	$90	$—	$(100)	$(195)
Estimated net fair value	(620)	(705)	(794)	(884)	(984)	(1,079)

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of March 31, 2018, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The following table summarizes the estimated change in fair values on Ambac’s net derivative liabilities assuming immediate parallel shifts in reference obligation credit spreads related to written credit derivatives and counterparty credit spreads related to uncollateralized interest rate derivatives at March 31, 2018. It is more likely that actual changes in credit spreads will vary by obligor:

	Change in Obligor Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(20)	$(4)	$—	$4	$8
Estimated fair value	(30)	(14)	(10)	(6)	(2)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $0.1 million reduction to the credit derivatives liability as of March 31, 2018. At March 31, 2018 the credit valuation adjustment resulted in an 9.2% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7. Fair Value Measurements to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on measurement of the credit valuation adjustment.
The fair value of interest rate derivatives may also be affected by changes to the credit valuation adjustment attributable to the risk of Ambac non-performance. Generally, the need for an Ambac credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. As a result of the commutation of certain such derivatives in June 2017, there are no significant uncollateralized interest rate derivative liabilities as of March 31, 2018. Therefore, Ambac’s credit valuation adjustment included in the fair value of interest rate swaps was $0.0 million as of March 31, 2018.
As a result of declines in uncollateralized interest rate and credit default swap liabilities during 2017, changes in Ambac credit spreads as much as 250 basis points would result in less than a $1 million impact to the fair value of derivatives at March 31, 2018.
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across holdings other than Ambac guaranteed securities at March 31, 2018. It is more likely that actual changes in credit spreads will vary by security:

	Change in Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing (1)	250 basis point narrowing (1)
Estimated change in fair value	$(87)	$(18)	$—	$19	$54
Estimated fair value	2,261	2,330	2,348	2,367	2,402

(1)	Incorporates a credit spread floor of 0 basis points.

| Ambac Financial Group, Inc. 75 2018 First Quarter FORM 10-Q |

Foreign Currency Risk
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets of Ambac UK and credit derivative contracts. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in spot foreign exchange rates to U.S. dollars as of March 31, 2018.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(68)	$(34)	$34	$68

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
Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 12. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 18. Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2017, which are hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K, other than as described below.
Changes to the Second Amended Plan of Rehabilitation could expose Ambac Assurance to Greater Risk of Loss
As described in Note 12. Commitments and Contingencies to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, OCI has proposed modifying Section 6.13 of the Second Amended Plan of Rehabilitation. Section 6.13 provides that any default or event of default, actual or alleged relating to the Segregated Account, Ambac Assurance or any subsidiary thereof, under any agreement will be deemed not to have occurred or existed, and as to Segregated Account policies and transaction documents will be deemed to be cured, to the extent such default or event of default is, or is alleged to be caused by the Segregated Account rehabilitation. Section 6.13 further provides that to the extent such a default relating to Ambac Assurance or any subsidiary thereof has been or is declared by any court or other entity, such default is and will be deemed to be cured. OCI has requested the Rehabilitation Court to approve a modification to Section 6.13 that would limit the scope of this provision to defaults or alleged defaults related to policies formerly allocated to the Segregated Account. If such modification becomes effective, Ambac Assurance will no longer be able to rely on Section 6.13 of the

| Ambac Financial Group, Inc. 76 2018 First Quarter FORM 10-Q |

Second Amended Plan of Rehabilitation to defend against arguments that a default occurred with respect to policies in the General Account (i.e., not in the Segregated Account) due to the Segregated Account rehabilitation. While Ambac Assurance believes that no default occurred in the General Account due to the Segregated Account rehabilitation or for any other reason, we can provide no assurance that a court adjudicating the matter would rule in favor of Ambac Assurance on the matter. As described in Note 12. Commitments and Contingencies to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, one court issued an unfavorable ruling on this issue. As a result of this decision or other unfavorable rulings on the existence of a default due to the Segregated Account rehabilitation, Ambac Assurance may lose important rights, including rights to control creditor decisions (as described elsewhere in the “Risk Factors” section, Item 1A to Part I, in our Annual Report on Form 10-K for

the year ended December 31, 2017), which could expose Ambac Assurance to greater risks of loss. The risk of receiving such unfavorable decisions could increase as a result of OCI's proposed modification to Section 6.13 of the Second Amended Plan of Rehabilitation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
None.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers

There following table summarized Ambac's activity of share purchases during the first quarter of 2018. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shared may be withheld to cover the employee's portion of withholding taxes. In the first quarter of 2018, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That may Yet be Purchased Under the Plan
January 2018	—	$—	—	—
February 2018	54,463	15.51	—	—
March 2018	11,933	15.09	—	—
First Quarter 2018	66,396	$15.44	—	—

(1)	There were no other repurchases of equity securities made during the three months ended March 31, 2018. Ambac does not have a stock repurchase program.
Warrants
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10 million increase to the warrant repurchase program. As of March 31, 2018, Ambac had repurchased 985,331 warrants totaling $8.1 million leaving 4,053,476 warrants outstanding with an exercise price of $16.67 per share and expiration of April 30, 2023. The remaining aggregate authorization at March 31, 2018 is $11.9 million.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

| Ambac Financial Group, Inc. 77 2018 First Quarter FORM 10-Q |

Item 6.    Exhibits

Exhibit Number	Description
10.1+	Form of 2018 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.2+	Form of 2018 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith.
10.3+	Form of 2018 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.4+	Form of 2018 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith.
10.5+	Form of 2018 Deferred Stock Unit Award Agreement between Ambac Financial Group, Inc. and each of the Company’s executive officers.
12.1+	Computation of Ratio of Earnings to Fixed Charges.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ Filed herewith. ++ Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	May 9, 2018	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

| Ambac Financial Group, Inc. 78 2018 First Quarter FORM 10-Q |