Form 10-Q
period 2018-06-30
AMBAC FINANCIAL GROUP INC
filed 2018-08-08
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of August 6, 2018, 45,332,214 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share data) (June 30, 2018 (Unaudited))	2018	2017
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $3,355,223 and $4,614,623)	$3,514,927	$4,652,172
Fixed income securities pledged as collateral, at fair value (amortized cost of $84,641 and $99,719)	84,641	99,719
Short-term investments, at fair value (amortized cost of $393,516 and $557,476)	393,447	557,270
Other investments (includes $356,899 and $396,689 at fair value)	394,396	431,630
Total investments	4,387,411	5,740,791
Cash and cash equivalents	44,398	623,703
Receivable for securities	82,513	11,177
Investment income due and accrued	12,157	16,532
Premium receivables	553,958	586,312
Reinsurance recoverable on paid and unpaid losses	39,071	40,997
Deferred ceded premium	47,886	52,195
Subrogation recoverable	1,876,188	631,213
Loans	10,007	10,358
Derivative assets	56,510	73,199
Current taxes	34,619	11,803
Insurance intangible asset	786,208	846,973
Other assets	33,631	46,614
Variable interest entity assets:
Fixed income securities, at fair value	2,756,924	2,914,145
Restricted cash	1,052	978
Loans, at fair value	10,751,199	11,529,384
Derivative assets	60,403	54,877
Other assets	1,088	1,123
Total assets	$21,535,223	$23,192,374
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$721,689	$783,155
Loss and loss expense reserves	2,057,334	4,745,015
Ceded premiums payable	35,594	37,876
Deferred taxes	32,781	33,659
Long-term debt	2,796,389	991,696
Accrued interest payable	237,558	436,984
Derivative liabilities	67,648	82,782
Other liabilities	58,191	67,583
Payable for securities purchased	16,556	1,932
Variable interest entity liabilities:
Accrued interest payable	550	589
Long-term debt, at fair value	11,454,746	12,160,544
Derivative liabilities	1,992,227	2,205,264
Other liabilities	39	37
Total liabilities	19,471,302	21,547,116
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,365,170 and 45,275,982	454	453
Additional paid-in capital	208,328	199,560
Accumulated other comprehensive income (loss)	45,854	(52,239)
Retained earnings	1,545,702	1,233,845
Treasury stock, shares at cost: 32,956 and 24,816	(527)	(471)
Total Ambac Financial Group, Inc. stockholders’ equity	1,799,811	1,381,148
Noncontrolling interest	264,110	264,110
Total stockholders’ equity	2,063,921	1,645,258
Total liabilities and stockholders’ equity	$21,535,223	$23,192,374
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2018	2017	2018	2017
Revenues:
Net premiums earned	$25,836	$43,152	$56,719	90,765
Net investment income:
Securities available-for-sale and short-term	61,742	80,943	172,293	154,093
Other investments	4,920	4,217	4,609	12,626
Total net investment income	66,662	85,160	176,902	166,719
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(1,010)	(1,763)	(1,351)	(22,917)
Portion of other-than-temporary impairment recognized in other comprehensive income	(4)	—	38	17,212
Net other-than-temporary impairment losses recognized in earnings	(1,014)	(1,763)	(1,313)	(5,705)
Net realized investment gains (losses)	47,148	4,180	52,010	(716)
Change in fair value of credit derivatives:
Realized gains and other settlements	91	1,134	197	1,333
Unrealized gains (losses)	(308)	5,490	(760)	6,343
Net change in fair value of credit derivatives	(217)	6,624	(563)	7,676
Net gains (losses) on interest rate derivatives	9,149	34,068	34,686	32,554
Net realized gains (losses) on extinguishment of debt	6	2,179	3,121	4,920
Other income (expense)	2,491	720	1,982	778
Income (loss) on variable interest entities	577	(1,219)	1,151	2,482
Total revenues	150,638	173,101	324,695	299,473
Expenses:
Losses and loss expenses (benefit)	32,579	66,100	(214,816)	201,111
Insurance intangible amortization	23,242	33,471	51,878	70,996
Operating expenses	26,063	31,304	62,497	59,428
Interest expense	62,446	28,234	110,519	59,806
Total expenses	144,330	159,109	10,078	391,341
Pre-tax income (loss)	6,308	13,992	314,617	(91,868)
Provision for income taxes	1,995	6,882	4,600	26,463
Net income (loss) attributable to common stockholders	$4,313	$7,110	$310,017	$(118,331)
Other comprehensive income (loss), after tax:
Net income (loss) attributable to common stockholders	$4,313	$7,110	$310,017	$(118,331)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $1,122, $0, $(586) and $0	575	12,649	122,879	33,984
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0, $0 and $0	(52,989)	29,292	(20,933)	41,885
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $(188), $0, $42 and $0	(906)	—	208	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0, $0 and $0	(302)	(338)	(1,161)	1,949
Total other comprehensive income (loss), net of income tax	(53,622)	41,603	100,993	77,818
Total comprehensive income (loss) attributable to common stockholders	$(49,309)	$48,713	$411,010	$(40,513)
Net income (loss) per share attributable to common stockholders:
Basic	$0.09	$0.16	$6.80	$(2.61)
Diluted	$0.09	$0.16	$6.73	$(2.61)
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2018	$1,645,258	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)	$264,110
Total comprehensive income	411,010	310,017	100,993	—	—	—	—	—
Adjustment to initially apply ASU 2016-01	—	2,900	(2,900)	—	—	—	—	—
Stock-based compensation	8,765	—	—	—	—	8,765	—	—
Cost of shares (acquired) issued under equity plan	(1,116)	(1,060)	—	—	—	—	(56)	—
Issuance of common stock	1	—	—	—	1	—	—	—
Warrants exercised	3	—	—	—	—	3	—	—
Balance at June 30, 2018	$2,063,921	$1,545,702	$45,854	$—	$454	$208,328	$(527)	$264,110

Balance at January 1, 2017	$1,978,024	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)	$264,110
Total comprehensive income	(40,513)	(118,331)	77,818	—	—	—	—	—
Adjustment to initially apply ASU 2016-09	(137)	(137)	—	—	—	—	—	—
Stock-based compensation	2,385	—	—	—	—	2,385	—	—
Cost of shares (acquired) issued under equity plan	(1,547)	(1,572)	—	—	—	—	25	—
Issuance of common stock	1	—	—	—	1	—	—	—
Balance at June 30, 2017	$1,938,213	$1,437,641	$38,828	$—	$453	$197,652	$(471)	$264,110
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$310,017	$(118,331)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	363	533
Amortization of bond premium and discount	(102,602)	(83,180)
Share-based compensation	8,765	2,385
Deferred income taxes	(880)	146
Current income taxes	(23,564)	12,283
Unearned premiums, net	(57,310)	(63,820)
Losses and loss expenses, net	(1,435,042)	206,693
Ceded premiums payable	(2,282)	(2,865)
Investment income due and accrued	4,433	1,755
Premium receivables	32,432	8,378
Accrued interest payable	(89,633)	6,576
Amortization of insurance intangible assets	51,878	70,996
Net mark-to-market (gains) losses	760	(6,343)
Net realized investment gains	(52,010)	716
Other-than-temporary impairment charges	1,313	5,705
(Gain) loss on extinguishment of debt	(3,121)	(4,920)
Variable interest entity activities	(1,151)	(2,482)
Derivative assets and liabilities	(120)	(211,149)
Other, net	46,166	11,455
Net cash used in operating activities	(1,311,588)	(165,469)
Cash flows from investing activities:
Proceeds from sales of bonds	623,495	885,507
Proceeds from matured bonds	214,066	390,309
Purchases of bonds	(163,917)	(986,364)
Proceeds from sales of other invested assets	51,402	177,805
Purchases of other invested assets	(18,862)	(161,375)
Change in short-term investments	164,860	(73,092)
Loans, net	—	(5,965)
Change in cash collateral receivable	781	73,174
Proceeds from paydowns of consolidated VIE assets	137,983	120,142
Other, net	5,543	(4,534)
Net cash provided by investing activities	1,015,351	415,607
Cash flows from financing activities:
Net proceeds from issuance of Tier 2 notes	240,000	—
Proceeds from sales of Senior Surplus Notes	4,571	—
Paydowns of Ambac Note	(113,457)	—
Paydowns of a secured borrowing	(73,993)	(16,929)
Payments for investment agreement draws	—	(82,358)
Payments for extinguishment of long-term debt	(191,258)	(69,499)
Payments for debt issuance costs	(9,221)	—
Tax payments related to shares withheld for share-based compensation plans	(1,116)	(1,268)
Proceeds from warrant exercises	3	—
Payments of consolidated VIE liabilities	(137,984)	(115,534)
Net cash used in financing activities	(282,455)	(285,588)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(539)	(1,195)
Net cash flow	(579,231)	(36,645)
Cash, cash equivalents, and restricted cash at beginning of period	624,681	95,898
Cash, cash equivalents, and restricted cash at end of period	$45,450	$59,253
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991.
Ambac provides financial guarantee insurance policies through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance" or "AAC") and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac also has another wholly-owned subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance and Ambac UK from being able to write new business. The inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition and by the terms of the Settlement Agreement, dated as of June 7, 2010, as amended (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the Stipulation and Order (as described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017) and the terms of its Auction Market Preferred Shares ("AMPS"). It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
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
In February 2018, Ambac achieved one of its key strategic priorities, the exit from rehabilitation of the Segregated Account.  Having accomplished this milestone, Ambac continues to pursue and prioritize its remaining key strategic priorities, namely:

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
With respect to our new business strategy, we have identified certain business sectors, adjacent to Ambac's core business, in which future opportunities will be evaluated. The evaluation will be conducted through a measured and disciplined approach to identify opportunities that are synergistic to Ambac, match Ambac's core competencies, are rapidly scalable or available through mergers and acquisitions and that may allow for the utilization of Ambac's net operating loss carry-forwards.  Although we are exploring new business opportunities, no assurance can be given that we will be able to execute or obtain the financial and other resources that may be required to finance the acquisition or development of any new businesses or assets. The execution of Ambac’s objective to increase the value of its investment in Ambac Assurance is subject to the rights of OCI (as defined below) under the Stipulation and Order, which requires OCI to approve certain actions taken by or in respect of Ambac Assurance, as well as the restrictions in the Settlement Agreement. Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of Ambac Assurance’s and its subsidiaries' creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Decisions by OCI could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.
The Segregated Account
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which

| Ambac Financial Group, Inc. 5 2018 Second Quarter FORM 10-Q |

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
On February 12, 2018, Ambac successfully concluded the rehabilitation of the Segregated Account pursuant to an amendment of the Segregated Account Rehabilitation Plan (the "Second Amended Plan of Rehabilitation"). The conclusion of the rehabilitation followed the successful completion of Ambac's surplus note exchange offers and consent solicitation, which, together with the satisfaction of all conditions precedent to the effectiveness of the Second Amended Plan of Rehabilitation, including the discharge of all unpaid policy claims of the Segregated Account, including accretion amounts thereon ("Deferred Amounts"), completed the restructuring transactions (the "Rehabilitation Exit Transactions") announced on July 19, 2017, as more fully described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In exchange for an effective consideration package of 40% cash, 41% Secured Notes (as defined below) and 12.5% General Account Surplus Notes (as defined below), paid in respect of outstanding Deferred Amounts and General Account Surplus Notes. Ambac Assurance received the following benefits as a result of the completion of the Rehabilitation Exit Transactions:

•	Satisfaction and discharge of all outstanding Deferred Amounts (including accretion) of the Segregated Account, totaling $3,856,992;

•	Cancellation of $552,320 in principal amount outstanding, plus accrued and unpaid interest of $257,200 thereon, of AAC's 5.1% surplus notes due 2020 (the "General Account Surplus Notes"); and

•	An effective discount of 6.5% on Deferred Amounts (applied first against accretion) and the outstanding amount of principal and accrued and unpaid interest on tendered General Account Surplus Notes.
Ambac received $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts that it held, and provided a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims. Ambac did not participate in the voluntary surplus note exchange offers.
A newly formed special purpose entity Ambac LSNI, LLC ("Ambac LSNI") issued $2,154,332 of new secured notes (the “Secured Notes”), secured by all assets of the special purpose entity, which include a note issued by Ambac Assurance to the special purpose entity (the "Ambac Note"), which is secured by a pledge of Ambac Assurance’s right, title and interest in up to the first $1,400,000 of proceeds (net of reinsurance) from certain litigations in which Ambac Assurance seeks redress for breaches of representations and warranties and/or fraud related to residential mortgage-backed securitizations (the “RMBS Litigations”). In addition, the Ambac Note is secured by cash and securities having a market value of $255,628 as of June 30, 2018. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of the Secured Notes held by Ambac Assurance from time to time, and issued a financial guaranty insurance policy to a trustee for the benefit of holders of Secured Notes irrevocably guarantying all principal and interest payments in respect of the Secured Notes as and when such payments become due and owing.
Prior to the Rehabilitation Exit Transactions, Ambac and Ambac Assurance owned securities that were insured by Ambac Assurance and allocated to the Segregated Account. As a result of the Rehabilitation Exit Transactions, Ambac and Ambac Assurance received $124,881 and $643,583, respectively, of par amount of Secured Notes issued by Ambac LSNI. Such secured notes are reported in Investments in the Consolidated Balance Sheets at their fair value.
Ambac Assurance also received $240,000 in cash proceeds from the issuance of notes secured by recoveries from RMBS Litigations in excess of $1,600,000 ("Tier 2 Notes").
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

| Ambac Financial Group, Inc. 6 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Regulatory Approval of the Rehabilitation Exit Transactions, including a partial interest payment on Surplus Notes
OCI provided all approvals necessary to consummate the Rehabilitation Exit Transactions, to give effect to the BSA Waiver and Amendment, and to make a $13,501 pro-rata interest payment, representing approximately six months of interest, on the outstanding principal and accrued and unpaid interest of General Account Surplus Notes that remained outstanding (of which $2,618 was received by Ambac for surplus notes that it owns that are considered extinguished for accounting purposes) after the closing of the Rehabilitation Exit Transactions on February 12, 2018.
For more information about the Segregated Account rehabilitation and the Rehabilitation Exit Transactions and related matters, please refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Final Decree and Order
On June 22, 2018, the Rehabilitation Court entered the Final Decree and Order discharging the Rehabilitator and the Special Deputy Commissioner for the Segregated Account and formally closing the case that was commenced by OCI in the Rehabilitation Court in 2010.
August 2018 AMPS Exchange
At June 30, 2018, Ambac Assurance had 26,411 shares of issued and outstanding AMPS with a liquidation preference of $660,275 (reported as noncontrolling interest of $264,110 on Ambac's balance sheet).
On July 3, 2018, Ambac and Ambac Assurance commenced an offer to exchange (the “AMPS Exchange”) all of Ambac Assurance’s outstanding AMPS for General Account Surplus Notes and, from Ambac, cash and warrants to purchase Ambac's common stock. Concurrently with the AMPS Exchange, Ambac Assurance solicited proxies (each a “Proxy” and together the “Proxies”) from the holders of the AMPS to vote in favor of a resolution to be passed at a special meeting (“Special Meeting”) of Ambac Assurance’s shareholders (the “Proxy Solicitation”). The General Account Surplus Notes offered in the AMPS Exchange have the same terms as other outstanding surplus notes of Ambac Assurance (other than junior surplus notes). The offering period for the AMPS Exchange expired on August 1, 2018 and the transaction closed on August 3, 2018 (the "Settlement Date").
In exchange for each $25 of liquidation preference (i.e., per share), AMPS, holders received from Ambac Assurance, General Account Surplus Notes with a total outstanding amount (including accrued and unpaid interest thereon through on June 22, 2018 (the "Signing Date")) equal to $13.875 (the “Repurchase”). AMPS holders who tendered on or before July 17, 2018, representing 22,096 of the AMPS, also received from Ambac $0.500 in cash and 37.3076 warrants (rounded down to the nearest whole warrant) to purchase an equivalent number of shares of common stock of Ambac at an exercise price of $16.67 per share (the “AFG Purchase” and, together with the Repurchase, the “Purchases”).
As a result of the completion of the Purchases, Ambac:

1.	Repurchased 84.4% or 22,296 AMPS with an aggregate liquidation preference of $557,400, including $34,650 in aggregate liquidation preference in the AFG Purchase;

2.	Captured a nominal discount of approximately $227,000 (a discount of approximately $252,000 on a fair market value basis) on $557,400 of the total outstanding liquidation preference of AMPS; and

3.	Issued, in aggregate, $212,740 in current principal amount of surplus notes with accrued interest thereon of $96,617, issued 824,307 warrants and paid $11,048 in cash.
Prior to the Purchases, the AMPS were reported on the balance sheet within non-controlling interests and were carried at their fair value at the date Ambac emerged from bankruptcy, which is lower than the fair value of the total consideration provided to the AMPS holders in the Purchases. The difference between the fair value of consideration provided to AMPS holders and the carrying amount of the AMPS will be reflected as a reduction to Net income attributable to common stockholders in the third quarter of 2018 for approximately $83,000. The noncontrolling interest balance that will be reported on the balance sheet after the AMPS Exchange will be $41,150.
Concurrently with the offering of the AMPS Exchange, Ambac Assurance launched the Proxy Solicitation to approve (i) for the holders of AMPS only, the Purchases and (ii) an amendment to Ambac Assurance’s Restated Articles of Incorporation to delete Section 7(c) of the Fifth Article, which provided for the purported right of holders of AMPS to elect Ambac Assurance directors in certain circumstances (the “Charter Amendment” and together with the Purchases, the “Transactions”). The affirmative vote of the holders of at least two-thirds in aggregate liquidation preference of AMPS was required for the Purchases and the Charter Amendment to be operative. Additionally, the affirmative vote of at least two-thirds of the outstanding shares of Ambac Assurance common stock entitled to vote at the Special Meeting was required for the Charter Amendment to be operative. The Special Meeting was held on July 18, 2018, at which the Transactions were duly approved. The Charter Amendment became effective on the Settlement Date.
Certain holders of AMPS agreed to support the Transactions and signed and became parties to a Preferred Stock Repurchase and Support Agreement, dated as of June 22, 2018 (the “Preferred Stock Repurchase and Support Agreement”), by and among certain holders of AMPS party thereto (each, a “Supporting Holder” and together, the “Supporting Holders”), Ambac and Ambac Assurance. The Supporting Holders, who

| Ambac Financial Group, Inc. 7 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

represented approximately 89% in liquidation preference of outstanding AMPS as of the Signing Date, agreed under the Preferred Stock Repurchase and Support Agreement to vote in favor of the Transactions and also committed to tender at least 80% of the aggregate liquidation preference of outstanding AMPS.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. All intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended June 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet was derived from audited financial statements.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(3,591) and $14,786 for the six months ended June 30, 2018 and 2017, of which $(6,359) and $17,622 relate to the remeasurement of loss reserves, classified in Loss and loss expenses, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.

| Ambac Financial Group, Inc. 8 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2018	2017
Cash paid during the period for:
Income taxes	$26,910	$16,012
Interest on long-term debt and investment agreements	157,896	37,471
Non-cash financing activities:
Decrease in long-term debt as a result of an exchange for investment securities	$—	$55,426
Rehabilitation exit transaction discharge of all Deferred Amounts and cancellation of certain General Account Surplus Notes	1,918,561	—
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$44,398	$54,238
Restricted cash	1,052	5,015
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$45,450	$59,253
In addition to the non-cash financing activities disclosed in the above table, the Rehabilitation Exit Transactions involved the exchange of cash and non-cash consideration for the discharge of all Deferred Amounts and cancellation of certain General Account Surplus Notes. Refer to Note 1. Background and Business Description of this Form 10-Q and Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further details of the Rehabilitation Exit Transactions.
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
Net Periodic Pension and Postretirement Costs
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The objective of the ASU is to increase transparency in the reporting of net pension cost and net postretirement cost (collectively "net benefit cost"). The ASU requires that the service cost component of net benefit cost be reported on the same line item as other compensation costs arising from services rendered by employees. It further requires that the other components of net benefit costs (i.e. interest costs, amortization of prior service cost, etc.) be presented separately from the service cost component and outside the subtotal of income from operations, if one is presented. Prior to adoption of this ASU, Ambac reported all postretirement costs in Operating expenses on the Consolidated Statements of Total Comprehensive Income (Loss). Adoption of this ASU resulted in a reclassification of other non-service related costs from Operating expenses to Other income (expense) of $253 and $397 for the three and six months ended June 30, 2017.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. Prior to the effective date of this ASU, GAAP did not include specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash flow equivalents other than limited guidance for non-for-profit entities. This ASU is intended to resolve diversity in practice in the classification of changes in restricted cash and restricted cash flow equivalents on the statement of cash flows. The ASU requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending period amounts on the statement of cash flows, along with certain disclosures. Adoption of this ASU resulted in the inclusion of restricted cash activity related to consolidated VIEs on the Consolidated Statements of Cash Flows for all periods presented. Also refer to the Supplemental Disclosure of Cash Flow Information

| Ambac Financial Group, Inc. 9 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

section above for the reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Statement of Position that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows.
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

After further evaluating the potentially relevant items, we determined the adoption of this ASU did not have an impact on Ambac's financial statements.
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
With respect to item (v) above, Ambac has elected the fair value option for all VIE financial liabilities. For these VIE liabilities this ASU has resulted in a cumulative-effect reclassification of $2,900, net of deferred tax of $590, between Retained earnings and Accumulated other comprehensive income, with no net change to Total stockholders' equity as of January 1, 2018. For the six months ended June 30, 2018 and going forward, the instrument-specific credit risk of fair value changes in VIE liabilities has been and will be reported in Accumulated other comprehensive income in accordance with this ASU, with all other fair value changes continuing to be reported through net income. There was no material impact on Ambac's financial statements for the other provisions of this ASU.
Revenue recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that amends the accounting guidance for recognizing revenue for contracts with customers to transfer goods and contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. As this ASU does not apply to insurance contracts and most financial instruments, management determined there was no impact on Ambac's financial statements.

| Ambac Financial Group, Inc. 10 2018 Second Quarter FORM 10-Q |

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
Premium Amortization on Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for the premium on callable debt securities to the earliest call date. Under current GAAP, a reporting entity generally amortizes the premium as a yield adjustment over the contractual life (i.e. maturity) of the debt security and if that debt security is called, the entity would record a loss equal to the unamortized premium. The ASU does not change the accounting for callable debt securities held at a discount, which will continue to be amortized to maturity. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The ASU must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Ambac will adopt this ASU on January 1, 2019 and we are evaluating its impact on Ambac's financial statements.
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
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main difference between current U.S. GAAP and this ASU is the recognition of lease assets and lease liabilities for those leases classified as operating leases. For operating leases, a lessee is required to: 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet, 2) recognize a single lease cost, calculated so that the cost is allocated over the lease term generally on a straight-line basis and 3) classify all cash payment within operating activities in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The transition guidance requires lessees to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which include a number of optional practical expedients. We will adopt ASU 2015-02 on January 1, 2019. We are evaluating the impact of this ASU, including the transitional practical expedients, on Ambac's financial statements. We believe Ambac's office leases will be the most significantly impacted by this ASU. We have identified the preliminary inventory of leases that will be affected by this standard. Other significant implementation matters to be addressed are identifying and documenting accounting process changes, including related controls.

| Ambac Financial Group, Inc. 11 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

3. VARIABLE INTEREST ENTITIES
Ambac, with its subsidiaries, has engaged in transactions with variable interest entities ("VIEs,") in various capacities.

•	Ambac most commonly provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs ("FG VIEs");

•	Ambac sponsors special purpose entities that issued notes to investors for various purposes;

•
Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note; and

•
Ambac is an investor in collateralized loan obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE.

FG VIEs:
Ambac’s subsidiaries provide financial guarantees in respect of assets held or debt obligations of VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structures provide certain financial protection to Ambac. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, Ambac will obtain certain loss remediation rights. These rights may enable Ambac to direct the activities of the entity that most significantly impact the entity’s economic performance.
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
In connection with the exit from rehabilitation of the Segregated Account, as further described in Note 1. Background and Business Description and in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, Ambac evaluated the consolidation of certain VIEs. Under the Stipulation and Order, the OCI retained the authority requiring Ambac Assurance to obtain their approval with respect to the exercise of certain control rights in connection with policies that had previously been allocated to the Segregated Account. Accordingly, Ambac did not consolidate any additional VIEs as a result of the Segregated Account's exit from rehabilitation. A VIE is deconsolidated in the period that Ambac no longer has such control, which could occur in connection with the execution of remediation activities on the transaction or amortization of insured exposure, either of which may reduce the degree of Ambac’s control over a VIE. Assets and liabilities of FG VIEs that are consolidated are reported within Variable interest entity assets or Variable interest entity liabilities on the Consolidated Balance Sheets. Ambac has elected the fair value option for all FG VIE financial assets and financial liabilities which are consolidated. The total fair value changes in the financial assets of such FG VIEs are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss). Prior to January 1, 2018, the total fair value changes in the financial liabilities of such FG VIEs were also reported within Income (loss) on variable interest entities. As further described in Note 2. Basis of Presentation and Significant Accounting Policies, effective January 1, 2018, Ambac adopted ASU 2016-01. Under this ASU, for financial liabilities where fair value option has been elected, the portion of the total change in fair value caused by changes in the instrument-specific credit risk is presented separately in OCI.
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

| Ambac Financial Group, Inc. 12 2018 Second Quarter FORM 10-Q |

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
As of June 30, 2018 consolidated FG VIE assets and liabilities relating to 11 consolidated entities were $13,570,666 and $13,447,562, respectively. As of December 31, 2017, consolidated FG VIE assets and liabilities relating to 11 consolidated entities were $14,500,507 and $14,366,434, respectively. As of both June 30, 2018 and December 31, 2017, eight and three consolidated FG VIEs related to transactions insured by Ambac UK and Ambac Assurance, respectively. As of June 30, 2018, FG VIE assets and liabilities of $13,274,042 and $13,151,223 and as of December 31, 2017, FG VIE assets and liabilities of $14,160,152 and $14,026,704 related to transactions guaranteed by Ambac UK. The remaining balance of consolidated FG VIE assets and liabilities are related to transactions guaranteed by Ambac Assurance. Ambac is not primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
Below is a schedule detailing the change in fair value of the various financial instruments within the consolidated FG VIEs, along with gains (losses) from consolidating and deconsolidating FG VIEs that together comprise Income (loss) on variable interest entities for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) on changes related to:
Net change in fair value of VIE assets and liabilities	$(450)	$(1,219)	$1,468	$2,482
Less: Credit risk changes of fair value liabilities	1,027	—	(317)	—
Consolidation / Deconsolidation	—	—	—	—
Income (loss) on Variable Interest Entities	$577	$(1,219)	$1,151	$2,482
Ambac consolidated zero and deconsolidated zero VIEs for the three and six months ended June 30, 2018 and 2017.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Investments:
Corporate obligations	$2,756,924	$2,914,145
Total variable interest entity assets: fixed income securities	$2,756,924	$2,914,145
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of June 30, 2018 and December 31, 2017:

	Estimated Fair Value	Unpaid Principal Balance
June 30, 2018:
Loans	$10,751,199	$7,905,992
Long-term debt	11,454,746	9,095,639
December 31, 2017:
Loans	$11,529,384	$8,168,651
Long-term debt	12,160,544	9,387,884

| Ambac Financial Group, Inc. 13 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to a VIE. The business purpose of this entity was to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because Ambac Assurance’s policies issued to this entity were previously allocated to the Segregated Account and, as discussed above, the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investment in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At June 30, 2018 and December 31, 2017 the fair value of this entity was $5,255 and $5,979, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of debt outstanding was $410,760 and $420,600 at June 30, 2018 and December 31, 2017, respectively. In each case, Ambac sold assets to this entity. The assets are composed of utility obligations with a weighted average rating of BBB+ at June 30, 2018 and weighted average life of 2.6 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of June 30, 2018 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

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

In July 2015, Ambac Assurance entered into a secured borrowing transaction (the "Secured Borrowing") whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). Although the Securities were legally sold to the Trust, the Securities remain in Invested assets on the Consolidated Balance Sheets. Refer to Note 8. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate secured by and entitling the Issuer to all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8%. Both the Trust and the Issuer were consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs and guaranteed the assets held by the VIEs. On June 22, 2018, Ambac Assurance exercised its right to terminate this structure though its right to sell a sufficient quantity of Securities to redeem the remaining outstanding Notes of the Issuer at par plus accrued interest.  Accordingly, proceeds from the sale of Securities were used to redeem the outstanding Notes. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $0 and $73,993 as of June 30, 2018 and December 31, 2017, respectively, and is reported in Long-Term Debt on the Consolidated Balance Sheets.
Variable Interests in Non-Consolidated VIEs
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports this interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $37,497 and $34,941 as of June 30, 2018 and December 31, 2017, respectively.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, to issue Secured Notes in connection with the Rehabilitation Exit Transactions. Prior to the Rehabilitation Exit Transactions, Ambac and Ambac Assurance owned securities that were insured by Ambac Assurance and allocated to the Segregated Account. As a result of the Rehabilitation Exit Transactions, Ambac Assurance and Ambac received $643,583 and $124,881, respectively, of par amount of Secured Notes issued by Ambac LSNI. Ambac does not consolidate the VIE and reports its holdings of Secured Notes as Fixed Income Securities in the Consolidated Balance Sheets. The carrying values of Secured Notes held by Ambac Assurance and Ambac as of June 30, 2018 were $621,849 and $120,233, respectively. In addition, unsettled amounts from the June 30, 2018 interest payment and partial principal redemption of the Secured Notes owned by Ambac Assurance and Ambac were $50,878 and$9,837, respectively, and are included in Receivable for securities on the Consolidated Balance Sheet as of June 30, 2018.

| Ambac Financial Group, Inc. 14 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of June 30, 2018 and December 31, 2017:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
June 30, 2018:
Global structured finance:
Collateralized debt obligations	$26,882	$108	$1	$(8)
Mortgage-backed—residential (5)	7,355,039	1,862,269	598,722	—
Other consumer asset-backed	2,144,354	21,150	326,476	—
Other commercial asset-backed	893,643	25,768	23,508	—
Other	2,191,571	57,438	304,820	7,498
Total global structured finance	12,611,489	1,966,733	1,253,527	7,490
Global public finance	24,895,558	332,151	363,598	(1,318)
Total	$37,507,047	$2,298,884	$1,617,125	$6,172

December 31, 2017:
Global structured finance:
Collateralized debt obligations	$35,555	$169	$1	$(15)
Mortgage-backed—residential	12,766,685	619,848	3,218,356	—
Other consumer asset-backed	2,266,610	23,405	328,732	—
Other commercial asset-backed	987,797	30,413	35,976	—
Other	2,513,304	60,086	306,457	10,311
Total global structured finance	18,569,951	733,921	3,889,522	10,296
Global public finance	25,629,816	335,347	371,056	(551)
Total	$44,199,767	$1,069,268	$4,260,578	$9,745

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

(5)
On February 12, 2018, Deferred Amounts and Interest Accrued on Deferred Amounts in the amount of $3,000,158 and $856,834, respectively were settled. This settlement impacted both insurance assets and insurance liabilities in the table above.

| Ambac Financial Group, Inc. 15 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended June 30, 2018:
Beginning Balance	$153,059	$9,781	$(61,578)	$(1,786)	$99,476
Other comprehensive income (loss) before reclassifications	46,709	—	(52,989)	—	(6,280)
Amounts reclassified from accumulated other comprehensive income (loss)	(46,134)	(302)	—	(906)	(47,342)
Net current period other comprehensive income (loss)	575	(302)	(52,989)	(906)	(53,622)
Balance at June 30, 2018	$153,634	$9,479	$(114,567)	$(2,692)	$45,854

Three Months Ended June 30, 2017:
Beginning Balance	$140,198	$11,654	$(154,627)	$—	$(2,775)
Other comprehensive income (loss) before reclassifications	15,070	—	29,292	—	44,362
Amounts reclassified from accumulated other comprehensive income (loss)	(2,421)	(338)	—	—	(2,759)
Net current period other comprehensive income (loss)	12,649	(338)	29,292	—	41,603
Balance at June 30, 2017	$152,847	$11,316	$(125,335)	$—	$38,828

Six Months Ended June 30, 2018:
Beginning Balance	$30,755	$10,640	$(93,634)	$—	$(52,239)
Adjustment to opening balance, net of taxes (3)	—	—	—	(2,900)	(2,900)
Adjusted balance, beginning of period	30,755	10,640	(93,634)	(2,900)	(55,139)
Other comprehensive income (loss) before reclassifications	173,576	(556)	(20,933)	—	152,087
Amounts reclassified from accumulated other comprehensive income (loss)	(50,697)	(605)	—	208	(51,094)
Net current period other comprehensive income (loss)	122,879	(1,161)	(20,933)	208	100,993
Balance at June 30, 2018	$153,634	$9,479	$(114,567)	$(2,692)	$45,854

Six Months Ended June 30, 2017:
Beginning Balance	$118,863	$9,367	$(167,220)	$—	$(38,990)
Other comprehensive income (loss) before reclassifications	27,570	2,625	41,885	—	72,080
Amounts reclassified from accumulated other comprehensive income (loss)	6,414	(676)	—	—	5,738
Net current period other comprehensive income (loss)	33,984	1,949	41,885	—	77,818
Balance at June 30, 2017	$152,847	$11,316	$(125,335)	$—	$38,828

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.

(2)	Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

(3)
Beginning in 2018, Credit risk changes of fair value option liabilities are reflected as a component of Accumulated Other Comprehensive Income pursuant to the adoption of ASU 2016-01. See Note 2 to the Consolidated Financial Statements included in this Form 10-Q for further information regarding this change.

| Ambac Financial Group, Inc. 16 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended June 30,
	2018	2017
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(47,256)	$(2,421)	Net realized investment gains (losses) and other-than-temporary impairment losses
	1,122	—	Provision for income taxes
	$(46,134)	$(2,421)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(241)	$(241)	Other income (2)
Actuarial (losses)	(61)	(97)	Other income (2)
	(302)	(338)	Total before tax
	—	—	Provision for income taxes
	(302)	(338)	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$(1,094)	$—	Credit Risk Changes of Fair Value Option Liabilities
	188	—	Provision for income taxes
	$(906)	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(47,342)	$(2,759)	Net of tax and noncontrolling interest

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Six Months Ended June 30,
	2018	2017
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(50,111)	$6,414	Net realized investment (losses) gains and other-than-temporary impairment losses
	(586)	—	Tax (expense) benefit
	$(50,697)	$6,414	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(482)	$(482)	Other income (2)
Actuarial gains	(123)	(194)	Other income (2)
	(605)	(676)	Total before tax
	—	—	Tax (expense) benefit
	$(605)	$(676)	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$250	$—	Credit Risk Changes of Fair Value Option Liabilities
	(42)	—	Provision for income taxes
	$208	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(51,094)	$5,738	Net of tax and noncontrolling interest

(1)
Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income with corresponding increases to the affected line items in the Consolidated Statement of Total Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

| Ambac Financial Group, Inc. 17 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

5. NET INCOME PER SHARE
As of June 30, 2018, 45,332,214 shares of Ambac's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,053,476 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. For the six months ended June 30, 2018 and 2017, 194 and 0 warrants were exercised, respectively, resulting in an issuance of 194 and 0 shares of common stock, respectively.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10,000 increase to the warrant repurchase program. For the six months ended June 30, 2018, Ambac did not repurchase any warrants. As of June 30, 2018, Ambac had repurchased 985,331 warrants at a total cost of $8,092, (average cost of $8.21 per warrant). The remaining aggregate authorization at June 30, 2018 was $11,939. In connection with the AMPS Exchange, Ambac issued 824,307 of the repurchased warrants on August 3, 2018. Refer to Note 1. Background and Business Description for further discussion of the AMPS Exchange.
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares used for basic earnings per share plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants issued under Ambac's Chapter 11 Reorganization Plan, vested and unvested options, unvested restricted stock units and performance stock units granted under employee and director compensation plans.
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	45,683,058	45,369,213	45,577,656	45,330,946
Effect of potential dilutive shares (1):
Warrants	392,772	250,289	196,386	—
Restricted stock units	70,498	27,609	54,720	—
Performance stock units (2)	326,047	126,398	268,885	—
Diluted weighted average shares outstanding	46,472,375	45,773,509	46,097,647	45,330,946
Anti-dilutive shares excluded from the above reconciliation:
Stock options	126,667	126,667	126,667	126,667
Warrants	—	—	—	4,053,670
Restricted stock units	—	—	5,362	68,654
Performance stock units (2)	—	151,527	—	342,092

(1)
For the six months ended June 30, 2017, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

(2)
Performance stock units that are dilutive are reflected based on the performance metrics through the balance sheet date. Performance stock units that are anti-dilutive are reflected at their target issuance amounts. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.

6. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at June 30, 2018 and December 31, 2017, was 2.7% and 2.5%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at June 30, 2018 and December 31, 2017, was 8.9 years and 9.8 years, respectively.

| Ambac Financial Group, Inc. 18 2018 Second Quarter FORM 10-Q |

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
In evaluating the credit quality of the premium receivables, management evaluates the obligor's ability to pay. For structured finance transactions, this evaluation will include a review of the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures, in the transaction's waterfall structure. The financial guarantee premium is generally senior in the waterfall. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. At June 30, 2018 and December 31, 2017, $9,329 and $9,331 respectively, of premium receivables were deemed uncollectable. As of June 30, 2018 and December 31, 2017, approximately 21% and 22% of the premium receivables, net of uncollectable receivables, related to transactions with non-investment grade internal ratings, mainly of structured finance transactions, which comprised 14% and 16% of the total premium receivables at June 30, 2018 and December 31, 2017, respectively. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at June 30, 2018.
Below is the gross premium receivable roll-forward for the affected periods:

	Six Months Ended June 30,
	2018	2017
Beginning premium receivable	$586,312	$661,337
Premium receipts	(29,822)	(33,953)
Adjustments for changes in expected and contractual cash flows	(5,066)	4,285
Accretion of premium receivable discount	7,627	8,379
Changes to uncollectable premiums	(11)	(151)
Other adjustments (including foreign exchange)	(5,082)	13,279
Ending premium receivable (1)	$553,958	$653,176

(1)
Gross premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At June 30, 2018 and 2017, premium receivables include British Pounds of $151,316 (£114,729) and $192,983 (£148,277), respectively, and Euros of $33,114 (€28,380) and $35,814 (€31,361), respectively.

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three and six months ended June 30, 2018 was $6,103 and $15,495, respectively, and for the three and six months ended June 30, 2017 was $13,190 and $29,470, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow. The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date (a refunding) or a specified call date (a pre-refunding). Ambac has evaluated the provisions in policies issued on these obligations and determined those insurance policies have not been legally extinguished. For policies with refunding securities, premium revenue recognition is not impacted as the escrowed maturity date is the same as the previous legal maturity date. For policies with pre-refunding securities, the maturity date of the pre-refunded security has been shortened from its previous legal maturity. Although premium revenue recognition has not been accelerated in the period of the pre-refunding, it results in an increase in the rate at which the policy's remaining UPR is to be recognized.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$(611)	$27,339	$6,928	$47,235	$3,650	$59,947	$12,512	$99,300
Assumed	—	19	—	20	—	39	—	41
Ceded	(224)	1,522	238	4,103	(1,043)	3,267	(1,577)	8,576
Net premiums	$(387)	$25,836	$6,690	$43,152	$4,693	$56,719	$14,089	$90,765

| Ambac Financial Group, Inc. 19 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table summarizes net premiums earned by location of risk for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$19,752	$36,006	$44,469	$76,627
United Kingdom	4,958	5,558	9,815	10,821
Other international	1,126	1,588	2,435	3,317
Total	$25,836	$43,152	$56,719	$90,765
The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at June 30, 2018:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (1)
Three months ended:
September 30, 2018	$14,870	$15,557
December 31, 2018	11,906	15,396
Twelve months ended:
December 31, 2019	53,357	58,623
December 31, 2020	50,663	54,829
December 31, 2021	44,623	50,054
December 31, 2022	42,702	46,732
Five years ended:
December 31, 2027	190,365	190,800
December 31, 2032	149,700	128,304
December 31, 2037	84,272	71,289
December 31, 2042	30,773	24,543
December 31, 2047	14,357	12,732
December 31, 2052	3,621	4,647
December 31, 2057	95	297
Total	$691,304	$673,803

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

| Ambac Financial Group, Inc. 20 2018 Second Quarter FORM 10-Q |

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
The approaches used to estimate expected future claims and expected future recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to material estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlements), expected severity of credits for each insurance contract and the timing of expected events including default, commutation and recovery. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at June 30, 2018 and December 31, 2017:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
June 30, 2018:
Loss and loss expense reserves	$—	$—	$2,484,967	$(306,232)	$(121,401)	$2,057,334
Subrogation recoverable	—	—	264,850	(2,141,038)	—	(1,876,188)
Totals	$—	$—	$2,749,817	$(2,447,270)	$(121,401)	$181,146

December 31, 2017:
Loss and loss expense reserves	$2,411,632	$667,988	$2,855,010	$(1,054,113)	$(135,502)	$4,745,015
Subrogation recoverable	615,391	171,755	102,171	(1,520,530)	—	(631,213)
Totals	$3,027,023	$839,743	$2,957,181	$(2,574,643)	$(135,502)	$4,113,802
Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Six Months Ended June 30,
	2018	2017
Beginning gross loss and loss expense reserves	$4,113,802	$3,696,038
Reinsurance recoverable	40,658	30,767
Beginning balance of net loss and loss expense reserves	4,073,144	3,665,271
Losses and loss expenses (benefit):
Current year	996	5,137
Prior years	(215,812)	195,974
Total (1) (2) (3)	(214,816)	201,111
Loss and loss expenses paid (recovered):
Current year	105	153
Prior years (3)	3,708,992	7,607
Total	3,709,097	7,760
Foreign exchange effect	(6,378)	17,622
Ending net loss and loss expense reserves	142,853	3,876,244
Reinsurance recoverable (4)	38,293	47,034
Ending gross loss and loss expense reserves (5)	$181,146	$3,923,278

| Ambac Financial Group, Inc. 21 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(1)	Total losses and loss expenses (benefit) includes $870 and $(16,469) for the six months ended June 30, 2018 and 2017, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain R&Ws within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranties for the six months ended June 30, 2018 and 2017 was $17,602 and $22,175, respectively.

(3)
On February 12, 2018, Deferred Amounts and Interest Accrued on Deferred Amounts in the amount of $3,000,158 and $856,834, respectively were settled in connection with the Rehabilitation Exit Transactions. 2018 includes a $288,204 loss and loss expense benefit on these settled Deferred Amounts.

(4)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $778 and $(568) as of June 30, 2018 and 2017, respectively, related to previously presented loss and loss expenses and subrogation.

(5)	Includes Euro denominated gross loss and loss expense reserves of $15,084 (€12,927) and $20,212 (€17,699) at June 30, 2018 and 2017, respectively.
For 2018, the net positive development in prior years was primarily a result of the discount recorded on the Rehabilitation Exit Transactions partially offset by negative development in the Public Finance and RMBS portfolio and interest accrued on Deferred Amounts prior to the Rehabilitation Exit Transactions.
For 2017, the net adverse development was primarily the result of negative development in certain public finance transactions, including Puerto Rico, and interest accrued on Deferred Amounts partially offset by positive development in certain Ambac UK transactions.
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at June 30, 2018 and December 31, 2017. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at June 30, 2018 and December 31, 2017 was 2.9% and 2.5%, respectively.

Surveillance Categories as of June 30, 2018
	I	IA	II	III	IV	V	Total
Number of policies	29	26	13	19	149	4	240
Remaining weighted-average contract period (in years) (1)	10	22	9	23	13	4	16
Gross insured contractual payments outstanding:
Principal	$968,349	$571,525	$583,420	$1,925,546	$5,902,142	$43,972	$9,994,954
Interest	523,712	578,171	228,073	7,175,101	2,284,742	15,231	10,805,030
Total	$1,492,061	$1,149,696	$811,493	$9,100,647	$8,186,884	$59,203	$20,799,984
Gross undiscounted claim liability	$4,231	$56,137	$48,815	$1,399,682	$2,474,435	$59,171	$4,042,471
Discount, gross claim liability	(534)	(14,068)	(6,569)	(660,579)	(680,162)	(5,095)	(1,367,007)
Gross claim liability before all subrogation and before reinsurance	3,697	42,069	42,246	739,103	1,794,273	54,076	2,675,464
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,851,859)	—	(1,851,859)
Discount, RMBS subrogation	—	—	—	—	35,474	—	35,474
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,816,385)	—	(1,816,385)
Less:
Gross other subrogation (3)	—	(8,855)	—	(45,560)	(645,275)	(13,095)	(712,785)
Discount, other subrogation	—	5,982	—	7,328	64,553	4,037	81,900
Discounted other subrogation, before reinsurance	—	(2,873)	—	(38,232)	(580,722)	(9,058)	(630,885)
Gross claim liability, net of all subrogation and discounts, before reinsurance	3,697	39,196	42,246	700,871	(602,834)	45,018	228,194
Less: Unearned premium revenue	(1,425)	(9,951)	(8,700)	(43,963)	(57,120)	(242)	(121,401)
Plus: Loss expense reserves	2,778	1,419	1,116	8,823	60,217	—	74,353
Gross loss and loss expense reserves	$5,050	$30,664	$34,662	$665,731	$(599,737)	$44,776	$181,146
Reinsurance recoverable reported on Balance Sheet (4)	$237	$4,404	$8,414	$38,028	$(12,012)	$—	$39,071

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

| Ambac Financial Group, Inc. 22 2018 Second Quarter FORM 10-Q |

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

(4)
Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $38,293 related to future loss and loss expenses and $778 related to presented loss and loss expenses and subrogation.

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

Puerto Rico:
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities. Each has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges and general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted and may continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including demographic trends, economic growth, tax policy and revenues, impact of reforms, fiscal plans, government actions, budgetary

| Ambac Financial Group, Inc. 23 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

performance and flexibility, weather events, litigation outcomes, as well as federal funding of Commonwealth needs. In the near term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure, heightening its vulnerability to a weather event. Even as the Commonwealth entered the 2018 hurricane season, the Puerto Rico government continued to deal with the lasting effects of Hurricane Maria, which made landfall on September 20, 2017, as well as Hurricane Irma, which passed just north of the island on September 6, 2017. The longer term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, amongst other factors, the management, usage and efficacy of federal resources. To that end, the Bipartisan Budget Act of 2018 (signed into law on February 9, 2018) requires Governor Rossello - in coordination with the FEMA administrator, the U.S. Treasury Secretary, the U.S. Energy Secretary and other federal agencies with responsibilities under the National Disaster Recovery Framework - to submit a report within six months to U.S. Congress outlining the Commonwealth’s 12- and 24-month economic and disaster recovery plan. Following the report’s submission, which occurred on August 8, 2018, the Governor and FEMA will release a public report every six months on progress toward goals outlined in the recovery plan. Transparency and accountability regarding Governor Rossello's recovery plan, amongst other aforementioned factors, will be important to ultimate creditor outcomes.
However, substantial uncertainty exists with respect to the ultimate outcome for creditors in Puerto Rico due to legislation enacted by the Commonwealth and the federal government, including PROMESA, as well as actions taken in reliance on such laws, including Title III filings. Ambac Assurance is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests. As a result of litigation or other aspects of the restructuring processes, the difference among the credits insured by Ambac Assurance may not be respected. Ambac Assurance is also participating in a mediation process with respect to potential debt restructurings. With respect to its COFINA exposure, significant progress toward a negotiated resolution of the COFINA Title III proceeding has been made, but no assurance can be given that a Plan of Adjustment acceptable to Ambac Assurance will be agreed to or approved by the court overseeing COFINA’s Title III restructuring. Mediation may not be otherwise productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could significantly or further impair our exposures.
While our reserving scenarios reflect a wide range of possible outcomes, reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith as well as the uncertainties emanating from the damage caused by hurricanes Maria and Irma, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially by a material amount, and may be subject to material volatility.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the six months ended June 30, 2018, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $32,795, which was impacted by the continued uncertainty and volatility of the situation in Puerto Rico, partially offset by an increase in loss reserve discount rates. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at June 30, 2018, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,270,000. However, there can be no assurance that losses may not exceed such amount.
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
Ambac has recorded R&W subrogation recoveries of $1,816,385 ($1,789,134 net of reinsurance) and $1,834,387 ($1,806,736 net of reinsurance) at June 30, 2018 and December 31, 2017, respectively. The balance of R&W subrogation recoveries and the related loss reserves at June 30, 2018 and December 31, 2017, are as follows:

	Gross Loss Reserves Before Subrogation Recoveries (1)	Subrogation Recoveries (2)(3)	Gross Loss Reserves After Subrogation Recoveries
At June 30, 2018	$158,324	$(1,816,385)	$(1,658,061)

At December 31, 2017	$1,366,483	$(1,834,387)	$(467,904)

(1)
Amount represents gross loss reserves for policies that have established a representation and warranty subrogation recovery. December 31, 2017 includes unpaid RMBS claims (including accrued interest thereon) on policies allocated to the Segregated Account, such balances have been settled via the Rehabilitation Exit Transactions.

| Ambac Financial Group, Inc. 24 2018 Second Quarter FORM 10-Q |

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

Below is the rollforward of R&W subrogation for the affected periods:

	Six Months Ended June 30,
	2018	2017
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,834,387	$1,907,035
Changes recognized during the period:
All other changes (1)	(18,002)	(22,579)
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,816,385	$1,884,456

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

Our ability to realize R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition and may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance.
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three and six months ended June 30, 2018, the insurance intangible amortization expense was $23,242 and $51,878, respectively and for the three and six months ended June 30, 2017, the insurance intangible amortization expense was $33,471 and $70,996, respectively. As of June 30, 2018 and December 31, 2017, the gross carrying value of the insurance intangible asset was $1,568,403 and $1,581,156, respectively. Accumulated amortization of the insurance intangible asset was $782,195 and $734,183, as of June 30, 2018 and December 31, 2017, respectively, resulting in a net insurance intangible asset of $786,208 and $846,973, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

	2018	2019	2020	2021	2022	Thereafter
Amortization expense (1)	$35,309	$66,024	$61,165	$55,771	$51,920	$516,019

(1)
Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing.

| Ambac Financial Group, Inc. 25 2018 Second Quarter FORM 10-Q |

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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2018 and December 31, 2017, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 26 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
June 30, 2018:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$899,122	$899,122	$—	$899,122	$—
Corporate obligations	1,350,787	1,350,787	450	1,350,337	—
Foreign obligations	25,442	25,442	24,346	1,096	—
U.S. government obligations	82,413	82,413	82,413	—	—
Residential mortgage-backed securities	512,309	512,309	—	512,309	—
Collateralized debt obligations	65,457	65,457	—	65,457	—
Other asset-backed securities	579,397	579,397	—	510,595	68,802
Fixed income securities, pledged as collateral:
U.S. government obligations	84,641	84,641	84,641	—	—
Short term investments	393,447	393,447	314,070	79,377	—
Other investments (1)	394,396	378,471	59,834	—	21,571
Cash and cash equivalents	44,398	44,398	23,993	20,405	—
Loans	10,007	12,039	—	—	12,039
Derivative assets:
Interest rate swaps—asset position	56,147	56,147	—	9,208	46,939
Interest rate swaps—liability position	(161)	(161)	—	(161)	—
Futures contracts	524	524	524	—	—
Other assets	5,255	5,255	—	—	5,255
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,756,924	2,756,924	—	—	2,756,924
Restricted cash	1,052	1,052	1,052	—	—
Loans	10,751,199	10,751,199	—	—	10,751,199
Derivative assets: Currency swaps-asset position	60,403	60,403	—	60,403	—
Total financial assets	$17,988,518	$17,974,625	$506,682	$3,508,148	$13,662,729
Financial liabilities:
Long term debt, including accrued interest	$3,033,947	$3,147,361	$—	$2,733,359	$414,002
Derivative liabilities:
Credit derivatives	1,326	1,326	—	—	1,326
Interest rate swaps—asset position	—	—	—		—
Interest rate swaps—liability position	66,322	66,322	—	66,322	—
Liabilities for net financial guarantees written (2)	(463,146)	1,022,545	—	—	1,022,545
Variable interest entity liabilities:
Long-term debt	11,454,746	11,454,746	—	8,937,108	2,517,638
Derivative liabilities: Interest rate swaps—liability position	1,992,227	1,992,227	—	1,992,227	—
Total financial liabilities	$16,085,422	$17,684,527	$—	$13,729,016	$3,955,511

| Ambac Financial Group, Inc. 27 2018 Second Quarter FORM 10-Q |

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

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $297,066 and $310,441 as of June 30, 2018 and December 31, 2017, respectively, which are measured using NAV per share as a practical expedient.

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

| Ambac Financial Group, Inc. 28 2018 Second Quarter FORM 10-Q |

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At June 30, 2018, approximately 4%, 94% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2017, approximately 6%, 79% and 15% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2017, among the investments valued using internal valuation models were Ambac insured securities for which projected cash flows consisted solely of Deferred Amounts and interest thereon. These securities were internally valued based upon the valuation of Ambac Assurance's surplus notes and comprised 13% of the portfolio at December 31, 2017.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: A portion of these securities were guaranteed under policies that were subject to the Segregated Account Rehabilitation Plan and had projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. As described in Note 1. Background and Business Description, upon consummation of the Rehabilitation Exit Transactions on February 12, 2018, all Deferred Amounts have been settled. The fair value of such securities classified as Level 3 was $0 and $709,950 at June 30, 2018 and December 31, 2017, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan, were to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments were to be made.
The remaining portion of Level 3 residential mortgage-backed securities as of December 31, 2017 is an Ambac-insured re-REMIC containing distressed mortgage-backed securities as collateral. This security was transfered from Level 3 to Level 2 during the second quarter of 2018. The fair value of this security was $26,067 as of December 31, 2017. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuations at December 31, 2017 were as follows:

| Ambac Financial Group, Inc. 29 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

December 31, 2017
a. Coupon rate:	2.05%
b. Average Life:	0.65 years
c. Yield:	10.00%
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $68,802 and $72,540 at June 30, 2018 and December 31, 2017, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at June 30, 2018 and December 31, 2017 include the following weighted averages:

June 30, 2018:		December 31, 2017:
a. Coupon rate:	5.97%	a. Coupon rate:	5.97%
b. Average Life:	16.65 years	b. Maturity:	17.02 years
c. Yield:	12.75%	c. Yield:	12.00%
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
As described further below, the selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market.
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

| Ambac Financial Group, Inc. 30 2018 Second Quarter FORM 10-Q |

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
Information about the above described model inputs used to determine the fair value of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of June 30, 2018 and December 31, 2017 is summarized below:

	June 30, 2018	December 31, 2017
Number of CDS transactions	2	2
Notional outstanding	$311,237	$325,890
Weighted average reference obligation price	98.1	99.3
Weighted average life (WAL) in years	6.1	6.5
Weighted average credit rating	A	A
Weighted average relative change ratio	23.4%	23.6%
CVA percentage	8.06%	9.64%
Fair value of derivative liabilities	$1,326	$566
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
Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income (Loss). Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s Risk Management group tracks credit migration of CDS contracts’ reference obligations from period to period. Credits are assigned risk classifications by the Risk Management group. As of June 30, 2018, there are no CDS contracts on Ambac’s adversely classified credit listing.
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

| Ambac Financial Group, Inc. 31 2018 Second Quarter FORM 10-Q |

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
Long-term Debt:
Long-term debt includes Ambac Assurance senior surplus notes and junior surplus notes, notes outstanding to third parties arising from Ambac Assurance's Secured Borrowing transaction (redeemed in June 2018) and the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions. The fair values of senior surplus notes, the Secured Borrowing notes, the Ambac Note and Tier 2 Notes are classified as Level 2. The fair value of junior surplus notes are classified as Level 3.
Other Financial Assets and Liabilities:
The fair values of Loans and Ambac’s equity interest in Ambac sponsored VIEs (included in Other assets) are estimated based upon internal valuation models and are classified as Level 3.
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
European ABS transactions: The fair value of such obligations classified as Level 3 was $2,517,638 and $2,757,688 at June 30, 2018 and December 31, 2017, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at June 30, 2018 and December 31, 2017 include the following weighted averages:

June 30, 2018:		December 31, 2017:
a. Coupon rate:	0.36%	a. Coupon rate:	0.40%
b. Maturity:	14.80 years	b. Maturity:	15.28 years
c. Yield:	5.84%	c. Yield:	4.82%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at June 30, 2018 and December 31, 2017 were developed using vendor-developed models and do not use significant unobservable inputs.

| Ambac Financial Group, Inc. 32 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.4% and 3.1% at June 30, 2018 and December 31, 2017, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
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
	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Three Months Ended June 30, 2018:
Balance, beginning of period	$77,630	$5,621	$49,908	$2,955,763	$11,558,331	$(2,696,516)	$11,950,737
Total gains/(losses) realized and unrealized:
Included in earnings	282	(366)	(2,682)	(4,137)	27,466	17,228	37,791
Included in other comprehensive income	(3,514)	—	—	(177,107)	(672,595)	161,650	(691,566)
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(287)	—	(1,613)	(17,595)	(162,003)	—	(181,498)
Transfers out of Level 3	(5,309)	—	—	—	—	—	(5,309)
Balance, end of period	$68,802	$5,255	$45,613	$2,756,924	$10,751,199	$(2,517,638)	$11,110,155
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(366)	$(2,773)	$(4,137)	$27,466	$17,228	$37,418

Three Months Ended June 30, 2017:
Balance, beginning of period	$721,624	$7,039	$(102,588)	$2,663,719	$11,015,305	$(2,716,642)	$11,588,457
Total gains/(losses) realized and unrealized:
Included in earnings	16,479	(348)	54,115	(26,259)	32,198	14,100	90,285
Included in other comprehensive income	10,812	—	—	100,783	402,842	(102,138)	412,299
Purchases	25,930	—	—	—	—	—	25,930
Sales	—	—	—	—	—	—	—
Settlements	(9,163)	—	101,202	(15,927)	(149,047)	462	(72,473)
Balance, end of period	$765,682	$6,691	$52,729	$2,722,316	$11,301,298	$(2,804,218)	$12,044,498
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(348)	$4,240	$(26,259)	$32,198	$14,100	$23,931

| Ambac Financial Group, Inc. 33 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Six Months Ended June 30, 2018:
Balance, beginning of period	$808,557	$5,979	$60,808	$2,914,145	$11,529,384	$(2,757,688)	$12,561,185
Total gains/(losses) realized and unrealized:
Included in earnings	35,466	(724)	(12,057)	(73,163)	(175,122)	177,213	(48,387)
Included in other comprehensive income	(56,022)	—	—	(66,463)	(248,703)	57,773	(313,415)
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(713,890)	—	(3,138)	(17,595)	(354,360)	5,064	(1,083,919)
Transfers out of Level 3	(5,309)	—	—	—	—	—	(5,309)
Balance, end of period	$68,802	$5,255	$45,613	$2,756,924	$10,751,199	$(2,517,638)	$11,110,155
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(724)	$(12,254)	$(73,163)	$(175,122)	$177,213	$(84,050)

Six Months Ended June 30, 2017:
Balance, beginning of period	$762,703	$7,382	$(100,282)	$2,622,566	$10,658,963	$(2,582,220)	$11,369,112
Total gains/(losses) realized and unrealized:
Included in earnings	26,298	(691)	51,298	(31,454)	378,390	(80,307)	343,534
Included in other comprehensive income	17,097	—	—	147,131	586,391	(148,394)	602,225
Purchases	35,781	—	—	—	—	—	35,781
Sales	(79,319)	—	—	—	—	—	(79,319)
Settlements	(18,956)	—	101,713	(15,927)	(322,446)	6,703	(248,913)
Transfers in Level 3	22,078	—	—	—	—	—	22,078
Balance, end of period	$765,682	$6,691	$52,729	$2,722,316	$11,301,298	$(2,804,218)	$12,044,498
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(691)	$3,914	$(31,454)	$378,390	$(80,307)	$269,852
The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$72,321	$5,309	$77,630	$65,807	$655,817	$721,624
Total gains/(losses) realized and unrealized:
Included in earnings	282	—	282	356	16,123	16,479
Included in other comprehensive income	(3,514)	—	(3,514)	(555)	11,367	10,812
Purchases	—	—	—	—	25,930	25,930
Sales	—	—	—	—	—	—
Settlements	(287)	—	(287)	(242)	(8,921)	(9,163)
Transfers out of Level 3	—	(5,309)	(5,309)	—	—	—
Balance, end of period	$68,802	$—	$68,802	$65,366	$700,316	$765,682
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

| Ambac Financial Group, Inc. 34 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Investments by Class:
	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$72,540	$736,017	$808,557	$65,990	$696,713	$762,703
Total gains/(losses) realized and unrealized:
Included in earnings	739	34,727	35,466	709	25,589	26,298
Included in other comprehensive income	(3,884)	(52,138)	(56,022)	(834)	17,931	17,097
Purchases	—	—	—	—	35,781	35,781
Sales	—	—	—	—	(79,319)	(79,319)
Settlements	(593)	(713,297)	(713,890)	(499)	(18,457)	(18,956)
Transfers into Level 3	—	—	—	—	22,078	22,078
Transfers out of Level 3	—	(5,309)	(5,309)	—	—	—
Balance, end of period	68,802	—	68,802	65,366	700,316	765,682
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level 3 - Derivatives by Class:
	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$50,926	$(1,018)	$49,908	$(88,092)	$(14,496)	$(102,588)
Total gains/(losses) realized and unrealized:
Included in earnings	(2,465)	(217)	(2,682)	47,491	6,624	54,115
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,522)	(91)	(1,613)	102,336	(1,134)	101,202
Balance, end of period	$46,939	$(1,326)	$45,613	$61,735	$(9,006)	$52,729
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(2,465)	$(308)	$(2,773)	$4,049	$191	$4,240

Level 3 - Derivatives by Class:
	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$61,374	$(566)	$60,808	$(84,933)	$(15,349)	$(100,282)
Total gains/(losses) realized and unrealized:
Included in earnings	(11,494)	(563)	(12,057)	43,622	7,676	51,298
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2,941)	(197)	(3,138)	103,046	(1,333)	101,713
Balance, end of period	$46,939	$(1,326)	$45,613	$61,735	$(9,006)	$52,729
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(11,494)	$(760)	$(12,254)	$3,863	$51	$3,914

| Ambac Financial Group, Inc. 35 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3. Non-agency RMBS securities transferred from Level 2 into Level 3 in 2017, and out of Level 3 into Level 2 in 2018, consist of an Ambac-insured re-REMIC collateralized by distressed mortgage-backed securities.
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Realized Gains or (Losses) and Other Settlements on Credit Derivative Contracts	Unrealized Gains or (Losses) on Credit Derivative Contracts	Derivative Products Revenues (Interest Rate Swaps)	Income (Loss) on Variable Interest Entities	Other Income or (Loss)
Three Months Ended June 30, 2018:
Total gains or losses included in earnings for the period	$282	$91	$(308)	$(2,465)	$40,557	$(366)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(308)	(2,465)	40,557	(366)

Three Months Ended June 30, 2017:
Total gains or losses included in earnings for the period	$16,479	$1,134	$5,490	$47,491	$20,039	$(348)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	191	4,049	20,039	(348)

Six Months Ended June 30, 2018:
Total gains or losses included in earnings for the period	$35,466	$197	$(760)	$(11,494)	$(71,072)	$(724)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(760)	(11,494)	(71,072)	(724)

Six Months Ended June 30, 2017:
Total gains or losses included in earnings for the period	$26,298	$1,333	$6,343	$43,622	$266,629	$(691)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	51	3,863	266,629	(691)

| Ambac Financial Group, Inc. 36 2018 Second Quarter FORM 10-Q |

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
Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit Other-than temporary Impairments (1)
June 30, 2018:
Fixed income securities:
Municipal obligations	$862,256	$38,667	$1,801	$899,122	$—
Corporate obligations (2)	1,354,633	15,508	19,354	1,350,787	—
Foreign obligations	25,347	269	174	25,442	—
U.S. government obligations	83,579	629	1,795	82,413
Residential mortgage-backed securities	460,252	59,441	7,384	512,309	7,306
Collateralized debt obligations	65,255	202	—	65,457	—
Other asset-backed securities	503,901	79,686	4,190	579,397	—
	3,355,223	194,402	34,698	3,514,927	7,306
Short-term	393,516	6	75	393,447	—
	3,748,739	194,408	34,773	3,908,374	7,306
Fixed income securities pledged as collateral:
U.S. government obligations	84,641	—	—	84,641	—
Total collateralized investments	84,641	—	—	84,641	—
Total available-for-sale investments	$3,833,380	$194,408	$34,773	$3,993,015	$7,306

December 31, 2017:
Fixed income securities:
Municipal obligations	$845,778	$3,456	$69,400	$779,834	$—
Corporate obligations	858,774	6,772	5,471	860,075	—
Foreign obligations	26,245	409	111	26,543	—
U.S. government obligations	86,900	261	1,753	85,408	—
Residential mortgage-backed securities	2,214,512	67,303	30,482	2,251,333	23,832
Collateralized debt obligations	50,754	283	—	51,037	—
Other asset-backed securities	531,660	66,899	617	597,942	—
	4,614,623	145,383	107,834	4,652,172	23,832
Short-term	557,476	3	209	557,270	—
	5,172,099	145,386	108,043	5,209,442	23,832
Fixed income securities pledged as collateral:
U.S. government obligations	99,719	—	—	99,719	—
Total collateralized investments	99,719	—	—	99,719	—
Total available-for-sale investments	$5,271,818	$145,386	$108,043	$5,309,161	$23,832

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of June 30, 2018 and December 31, 2017.

(2)	Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.

| Ambac Financial Group, Inc. 37 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2018, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$528,764	$528,756
Due after one year through five years	1,178,233	1,182,221
Due after five years through ten years	292,286	285,711
Due after ten years	804,689	839,164
	2,803,972	2,835,852
Residential mortgage-backed securities	460,252	512,309
Collateralized debt obligations	65,255	65,457
Other asset-backed securities	503,901	579,397
Total	$3,833,380	$3,993,015
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2018:
Fixed income securities:
Municipal obligations	$34,650	$244	$29,761	$1,557	$64,411	$1,801
Corporate obligations	433,313	14,673	75,649	4,681	508,962	19,354
Foreign obligations	13,201	134	1,631	40	14,832	174
U.S. government obligations	65,033	1,714	3,914	81	68,947	1,795
Residential mortgage-backed securities	7,107	394	76,481	6,990	83,588	7,384
Other asset-backed securities	17,759	70	77,994	4,120	95,753	4,190
	571,063	17,229	265,430	17,469	836,493	34,698
Short-term	71,044	75	—	—	71,044	75
Total temporarily impaired securities	$642,107	$17,304	$265,430	$17,469	$907,537	$34,773

| Ambac Financial Group, Inc. 38 2018 Second Quarter FORM 10-Q |

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
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of June 30, 2018 and December 31, 2017 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled.
As of June 30, 2018, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at June 30, 2018, $176,712 of the total fair value and $12,293 of the unrealized loss related to below investment grade and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2017, $1,855,694 of the total fair value and $100,503 of the unrealized loss related to below investment grade and non-rated securities. Most of the securities in a gross unrealized loss position that are below investment grade or non-rated are guaranteed by, or are funded with collateral that is guaranteed by Ambac Assurance. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Corporate obligations
The gross unrealized losses on corporate obligations as of June 30, 2018 are primarily the result of the increase in interest rates since purchase (or the Fresh Start Reporting Date of April 30, 2013 if owned as of that date). These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

| Ambac Financial Group, Inc. 39 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross realized gains on securities	$41,974	$8,286	$53,028	$10,944
Gross realized losses on securities	(1,641)	(1,757)	(3,029)	(11,228)
Net foreign exchange (losses) gains	6,815	(2,349)	2,011	(432)
Net realized gains (losses)	$47,148	$4,180	$52,010	$(716)
Net other-than-temporary impairments (1)	$(1,014)	$(1,763)	$(1,313)	$(5,705)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that Ambac will be required to sell before recovery of the amortized cost basis.

During the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments resulted in adverse changes in projected cash flows on certain impaired Ambac insured securities. Such changes in estimated claim payments on Ambac insured securities contributed to net other-than-temporary impairments for the three and six months ended June 30, 2017, presented in the table above.
Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold securities that are in an unrealized loss position, which could also result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of June 30, 2018 and 2017 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$67,085	$52,070
Additions for credit impairments recognized on:
Securities not previously impaired	226	307
Securities previously impaired	98	1,985
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(28,677)	—
Balance, end of period	$38,732	$54,362
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Cash and securities held directly in Ambac’s investment portfolio with a fair value of $105,701 and $120,645 at June 30, 2018 and December 31, 2017, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $5,912 and $5,974 at June 30, 2018 and December 31, 2017, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $0 and $346,212 at June 30, 2018 and December 31, 2017, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a Secured Borrowing transaction that was terminated on June 22, 2018. These assets were held and the secured debt is issued by entities that qualified as VIEs and were consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3. Variable Interest Entities for further details of the Secured Borrowing transaction.
As further discussed in Note 1. Background and Business Description, Ambac LSNI, an unconsolidated VIE, issued Secured Notes in connection with the Rehabilitation Exit Transactions of February 12, 2018. Securities with a fair value of $255,628 at June 30, 2018 were pledged as collateral and as sources of funding to repay the Secured Notes. The securities may not be transferred or repledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of the Secured Notes held by Ambac Assurance. Unsettled proceeds in the amount of $50,878 from the June 30, 2018 interest payment and partial redemption of Secured Notes held by Ambac Assurance were included in Receivable for securities on the Consolidated Balance Sheet at June 30, 2018. Such amount was received in July 2018. Ambac LSNI qualifies as a VIE that is not consolidated in Ambac's unaudited consolidated financial statements.

| Ambac Financial Group, Inc. 40 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2018 and December 31, 2017, respectively:

	Municipal Obligations	Corporate Obligations (3)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
June 30, 2018:
Ambac Assurance Corporation (2)	$831,333	$773,401	$979,134	$2,583,868	BB-
National Public Finance Guarantee Corporation	18,193	—	—	18,193	BBB-
Assured Guaranty Municipal Corporation	5,998	—	—	5,998	BBB+
Total	$855,524	$773,401	$979,134	$2,608,059	BB-

December 31, 2017:
Ambac Assurance Corporation (2)	$706,715	$32,660	$2,702,887	$3,442,262	CC
National Public Finance Guarantee Corporation	20,733	—	—	20,733	BBB-
Assured Guaranty Municipal Corporation	5,998	—	—	5,998	BBB+
Total	$733,446	$32,660	$2,702,887	$3,468,993	CC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes corporate obligations and asset-backed securities with a fair value of $172,531 and $170,280 at June 30, 2018 and December 31, 2017, respectively, insured by Ambac UK.

(3)	2018 includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by Ambac Assurance.
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

	Fair Value
Class of Funds	June 30, 2018	December 31, 2017	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$33,297	$33,154	quarterly	10 business days
Diversified hedge fund strategies (2)	31,417	53,054	semi-monthly	15 - 30 days
Interest rate products (3) (7)	145,981	136,603	daily, weekly or monthly	0 - 30 days
Illiquid investments (4)	67,214	67,787	quarterly	180 days
Insurance-linked investments (5)	22,023	22,666	quarterly	90-120 days
Equity market investments (6) (7)	56,967	53,675	daily	0 days
Total equity investments in pooled funds	$356,899	$366,939

(1)	Investments consist of UK property to generate income and capital growth.

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

(4)
This class seeks to obtain high long-term total return through investments with low liquidity and defined term, resulting in expected capital distributions to subscribers between 2020 and 2023. Redemptions were restricted prior to the expiration of the investment lock-up period in May 2018.

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

| Ambac Financial Group, Inc. 41 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(6)	Investments represent a diversified exposure to global equity market returns through holdings of various regional market index funds.

(7)
Interest rate products include $2,866 at June 30, 2018 and $2,823 at December 31, 2017 and equity market investments include $56,967 at June 30, 2018 and $53,675 at December 31, 2017 that have readily determinable fair values priced through pricing vendors.

Ambac also holds interests in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes. The investment in its debt securities were accounted for as trading and the equity interest is accounted for under the equity method.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed income securities	$60,499	$81,751	$169,848	$155,820
Short-term investments	2,438	1,151	5,278	2,140
Loans	179	85	367	174
Investment expense	(1,374)	(2,044)	(3,200)	(4,041)
Securities available-for-sale and short-term	61,742	80,943	172,293	154,093
Other investments	4,920	4,217	4,609	12,626
Total net investment income	$66,662	$85,160	$176,902	$166,719
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net gains (losses) recognized during the period on trading securities	$3,632	$3,000	$2,053	$10,211
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	344	2,070	1,325	3,698
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$3,288	$930	$728	$6,513

| Ambac Financial Group, Inc. 42 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
June 30, 2018:
Derivative Assets:
Interest rate swaps	$56,147	$161	$55,986	$—	$55,986
Futures contracts	524	—	524	—	524
Total non-VIE derivative assets	$56,671	$161	$56,510	$—	$56,510
Derivative Liabilities:
Credit derivatives	$1,326	$—	$1,326	$—	$1,326
Interest rate swaps	66,483	161	66,322	65,563	759
Total non-VIE derivative liabilities	$67,809	$161	$67,648	$65,563	$2,085
Variable Interest Entities Derivative Assets:
Currency swaps	$60,403	$—	$60,403	$—	$60,403
Total VIE derivative assets	$60,403	$—	$60,403	$—	$60,403
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,992,227	$—	$1,992,227	$—	$1,992,227
Total VIE derivative liabilities	$1,992,227	$—	$1,992,227	$—	$1,992,227

December 31, 2017:
Derivative Assets:
Interest rate swaps	$73,826	$627	$73,199	$—	$73,199
Total non-VIE derivative assets	$73,826	$627	$73,199	$—	$73,199
Derivative Liabilities:
Credit derivatives	$566	$—	$566	$—	$566
Interest rate swaps	81,495	627	80,868	79,912	956
Futures contracts	1,348	—	1,348	1,348	—
Total non-VIE derivative liabilities	$83,409	$627	$82,782	$81,260	$1,522
Variable Interest Entities Derivative Assets:
Currency swaps	$54,877	$—	$54,877	$—	$54,877
Total VIE derivative assets	$54,877	$—	$54,877	$—	$54,877
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,205,264	$—	$2,205,264	$—	$2,205,264
Total VIE derivative liabilities	$2,205,264	$—	$2,205,264	$—	$2,205,264
Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $21,060 and $20,926 as of June 30, 2018 and December 31, 2017, respectively. There were no amounts held representing an obligation to return cash collateral as of June 30, 2018 and December 31, 2017.

| Ambac Financial Group, Inc. 43 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Non-VIEs:
Credit derivatives	Net change in fair value of credit derivatives	$(217)	$6,624	$(563)	$7,676
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on interest rate derivatives	1,620	37,141	6,163	37,249
Futures contracts	Net gains (losses) on interest rate derivatives	7,529	(3,073)	28,523	(4,695)
Total Non-VIE derivatives		9,149	34,068	34,686	32,554
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	14,143	(9,951)	5,526	(14,899)
Interest rate swaps	Income (loss) on variable interest entities	163,229	34	213,038	14,530
Total Variable Interest Entities		177,372	(9,917)	218,564	(369)
Total derivative contracts		$186,304	$30,775	$252,687	$39,861
Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at June 30, 2018 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following table summarizes the gross principal notional outstanding for CDS contracts, by Ambac rating as of June 30, 2018 and December 31, 2017:

Ambac Rating	June 30, 2018	December 31, 2017
AAA	$—	$—
AA	165,387	175,765
A	—	—
BBB (1)	145,850	150,125
Below investment grade (2)	—	—
Total	$311,237	$325,890

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

| Ambac Financial Group, Inc. 44 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Additionally, AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of June 30, 2018 and December 31, 2017 the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of derivative	June 30, 2018	December 31, 2017
Interest rate swaps—receive-fixed/pay-variable	$375,951	$379,497
Interest rate swaps—pay-fixed/receive-variable	1,463,331	1,428,264
US Treasury futures contracts—short	1,805,000	1,655,000
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of June 30, 2018 and December 31, 2017 are as follows:

	Notional
Type of VIE derivative	June 30, 2018	December 31, 2017
Interest rate swaps—receive-fixed/pay-variable	$1,447,493	$1,483,491
Interest rate swaps—pay-fixed/receive-variable	2,396,479	2,479,244
Currency swaps	371,038	394,541
Credit derivatives	11,152	12,100
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
As of June 30, 2018 and December 31, 2017, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $65,563 and $79,912, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $95,291 and $111,391, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on June 30, 2018, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
10. LONG-TERM DEBT
The carrying value of long-term debt was as follows:

	June 30, 2018	December 31, 2017
Ambac Assurance:
5.1% surplus notes due 2020	$268,313	$668,667
5.1% junior surplus notes due 2020	249,428	249,036
Ambac Note	2,038,912	—
Tier 2 Notes	239,736	—
Secured borrowing	—	73,993
Ambac Assurance long-term debt	$2,796,389	$991,696

Variable Interest Entities long-term debt	$11,454,746	$12,160,544

| Ambac Financial Group, Inc. 45 2018 Second Quarter FORM 10-Q |

Surplus Notes
Ambac Assurance surplus notes, with a par amount of $295,871 and $754,811 at June 30, 2018 and December 31, 2017, respectively, are reported in long-term debt on the Consolidated Balance Sheet and have a scheduled maturity of June 7, 2020. On February 12, 2018, the Rehabilitation Exit Transactions were consummated, resulting in a $463,624 reduction of consolidated surplus note par outstanding. Surplus notes outstanding are recorded at their fair value at the date of issuance. The discount on surplus notes is accreted into income using the effective interest method based on projected cash flows at the date of issuance. The weighted average imputed interest rate on surplus notes outstanding as of June 30, 2018 is 10.4%. All payments of principal and interest on these surplus notes are subject to the prior approval of the OCI. Annually from 2011 through 2018, OCI issued its disapproval of the requests of Ambac Assurance to pay the full interest on outstanding surplus notes on the annual scheduled interest payment date of June 7th. If the OCI does not approve the payment of interest on these surplus notes, such interest will accrue and compound annually until paid. In connection with the Rehabilitation Exit Transactions, Ambac Assurance made a one-time current interest payment on remaining surplus notes (other than junior surplus notes) of $13,501, of which $2,618 was received by Ambac for surplus notes that it owns and that are considered extinguished for accounting purposes.
In connection with the AMPS Exchange, Ambac Assurance issued surplus notes with a par amount of $212,740 on August 3, 2018. Refer to Note 1. Background and Business Description for further discussion of the AMPS Exchange.
Junior Surplus Notes
The junior surplus notes, with a par value of $368,418 and $370,237 at June 30, 2018 and December 31, 2017, respectively, are reported in long-term debt on the Consolidated Balance Sheets and have a scheduled maturity of June 7, 2020, subject to the following restrictions. Pursuant to the Second Amended Plan of Rehabilitation, Ambac Assurance became the obligor under the junior surplus notes (previously issued by the Segregated Account) as of February 12, 2018. Principal and interest payments on these junior surplus notes cannot be made until all Ambac Assurance surplus notes (other than junior surplus notes) are paid in full and after all of Ambac Assurance's future and existing senior indebtedness, policy and other priority claims have been paid in full. All payments of principal and interest on these junior surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the junior surplus notes, such interest will accrue and compound annually until paid. No such approval has been sought or obtained to pay interest on junior surplus notes since their issuance.

•
Par value at June 30, 2018 and December 31, 2017 includes $18,418 and $20,237, respectively, of junior surplus notes issued in connection with a settlement agreement (the “OSS Settlement Agreement”) entered into among Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) with respect to the termination of Ambac’s office lease with OSS. Part of these junior surplus notes ($3,436 current par value at June 30, 2018) are reducing periodically as rent payments under the replacement lease (beginning in January 2016) are made by Ambac Assurance. Par value of these junior surplus notes was reduced by $1,819 and $1,926 during the six months ended June 30, 2018 and 2017, respectively, as rent payments were made by Ambac Assurance. These junior surplus notes were recorded at their fair value at the date of issuance. The discount on these notes are currently being accreted into income using the effective interest method at an imputed interest rate of 19.5%.

•
Par value at June 30, 2018 and December 31, 2017 includes $350,000 face amount of a junior surplus note originally issued to Ambac pursuant to Ambac's Chapter 11 Reorganization Plan in accordance with the Mediation Agreement dated September 21, 2011 among Ambac, Ambac Assurance, the Segregated Account, the Rehabilitator, the OCI and the Official Committee of Unsecured Creditors of Ambac, and that Ambac sold to a Trust on August 28, 2014. This junior surplus note was recorded at a discount to par based on its fair value on August 28, 2014. Ambac is accreting the discount on this junior surplus note into earnings using the effective interest method, based on an imputed interest rate of 8.4% .

Ambac Note
The Ambac Note, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, as more fully described in Note 1. Background and Business Description, with a par value of $2,040,894 at June 30, 2018, is reported in long-term debt on the Consolidated Balance Sheets and have a legal maturity of February 12, 2023. Interest on the Ambac Note is payable quarterly (on the last day of each quarter beginning with June 30, 2018) at an annual rate of 3-month U.S. Dollar LIBOR + 5.00%, subject to a 1.00% LIBOR floor. On June 30, 2018, $113,457 par value of the Ambac Note was redeemed. The maturity date for the Ambac Note is the earlier of (x) February 12, 2023, and (y) if the Secured Notes are then outstanding, the date that is five business days prior to the date for which OCI has approved the repayment of the outstanding principal amount of the surplus notes (other than junior surplus notes) issued by Ambac Assurance. Promptly, and in any event within four business days after the receipt (whether directly or indirectly) of any representation and warranty subrogation recoveries, Ambac Assurance shall (i) apply an amount (the “Mandatory Redemption Amount”) equal to the lesser of (a) the amount of such representation and warranty subrogation recoveries and (b) all outstanding principal and accrued and unpaid interest on the Ambac Note to redeem the Ambac Note, in whole or in part, as applicable; provided, that any non-cash representation and warranty subrogation recoveries shall be deemed to be received upon the receipt of the applicable appraisal.
The portion of the Ambac Note issued in connection with the exchange of surplus notes ("Ambac Note A") was accounted for as a debt modification since the creditors before and after the exchange remained the same and the change in terms was not considered substantial. A substantial change is considered to be a change in cash flows of equal to or greater than 10%, and because the change in cash flows was less than 10%, debt modification accounting is appropriate. Under debt modification accounting, Ambac Note A was recorded at a discount to par based on the carrying value of the surplus notes less the cash consideration paid. Furthermore, no gain or loss was recorded on the surplus

| Ambac Financial Group, Inc. 46 2018 Second Quarter FORM 10-Q |

note exchange and a new effective interest rate was established based on the cash flows of Ambac Note A. Any consideration paid directly related to the issuance of Ambac Note A was expensed as incurred. The portion of the Ambac Note issued in connection with the exchange of Deferred Amounts ("Ambac Note B") was recorded at fair value. The Deferred Amount exchange was accounted for as an extinguishment of the Deferred Amounts with the gain reflected as a benefit to loss and loss expenses. Any consideration paid directly related to the issuance of Ambac Note B was capitalized and amortized as part of the effective yield calculation. The aggregate discount on the entire Ambac Note (portions A and B) is being accreted into earnings using the effective interest method, based on an imputed interest rate of 7.6%.
Tier 2 Notes
The Tier 2 Notes, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, with a par value of $247,936 (including paid-in-kind interest of $7,936) at June 30, 2018, are reported in long-term debt on the Consolidated Balance Sheets and have a legal maturity of February 12, 2055. Interest on the Tier 2 Notes is at an annual rate of 8.50%. Interest payments will not be made in cash on interest payment dates and shall be paid-in-kind and compounded on the last day of each calendar quarter, unless (i) funds are available to make such payments in cash as a result of receiving recoveries in respect of the representation and warranty subrogation recoveries in excess of $1,600,000 or (ii) interest is paid in cash on surplus notes (other than in connection with the Rehabilitation Exit Transactions). The Tier 2 Notes may not be redeemed or repaid prior to December 17, 2020 unless Ambac Assurance pays a make-whole premium. Thereafter, the Tier 2 Notes may be redeemed, in whole or in part, at the option of Ambac Assurance, at a price equal to 100% of the aggregate principal amount redeemed, plus accrued and unpaid interest, if any. The Tier 2 Notes were recorded at a discount to par as any consideration paid that was directly related to the issuance of the Tier 2 Notes was capitalized and is part of the effective yield calculation. Ambac is accreting the discount on the Tier 2 Notes into earnings using the effective interest method, based on an imputed interest rate of 9.9%.
Secured Borrowing
The Secured Borrowing, with a par value of $0 and $73,993 at June 30, 2018 and December 31, 2017, respectively, is reported in long-term debt on the Consolidated Balance Sheets and had a legal maturity of July 25, 2047. Interest on the Secured Borrowing was payable monthly at an annual rate of one month U.S. Dollar LIBOR + 2.8%. On June 22, 2018, the Secured Borrowing was fully redeemed. Refer to Note 3. Variable Interest Entities for further discussion on the Secured Borrowing transaction.
Variable Interest Entities, Long-term Debt
The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on certain of the the variable interest obligations. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due and to the extent such obligations are guaranteed by Ambac. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $9,095,639 and $9,387,884 as of June 30, 2018 and December 31, 2017, respectively. The range of final maturity dates of the outstanding long-term debt associated with these VIEs is November 2018 to December 2047 as of June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, the interest rates on these VIEs’ long-term debt ranged from 1.07% to 8.35% and from 0.96% to 8.35%, respectively. Final maturities of VIE long-term debt for each of the five years following June 30, 2018 are as follows: 2019-$152,889; 2020-$263,780; 2021-$130,239; 2022-$0; 2023-$0.
11. INCOME TAXES
Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2013
New York City	2013
United Kingdom	2015
Italy	2013
As of June 30, 2018 Ambac had U.S. federal ordinary net loss carryforwards totaling approximately $3,451,870, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032.

| Ambac Financial Group, Inc. 47 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at June 30, 2018 and December 31, 2017 are presented below:

	June 30, 2018	December 31, 2017
Deferred tax liabilities:
Insurance intangible	$165,104	$177,864
Debentures	—	28,387
Unearned premiums and credit fees	50,733	51,485
Variable interest entities	20,819	22,817
Investments	34,920	28,798
Other	10,248	9,402
Total deferred tax liabilities	281,824	318,753
Deferred tax assets:
Net operating loss and capital carryforward	724,893	775,917
Loss reserves	253,282	264,624
Debentures	29,577	—
Compensation	7,731	5,585
Other	1,819	2,140
Subtotal deferred tax assets	1,017,302	1,048,266
Valuation allowance	768,259	763,172
Total deferred tax assets	249,043	285,094
Net deferred tax (liability)	$(32,781)	$(33,659)
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient U.S. federal, state and/or local taxable income to recover the deferred tax operating assets and therefore maintains a full valuation allowance.
In accordance with SEC issued guidance (SAB 118), which provides a one-year measurement period for companies to finalize the accounting for the impact of the TCJA, Ambac continues to record the income tax effect of provisions related to the TCJA's repatriation of Ambac UK's earnings and profits and limitation's on executive compensation as estimates.
U.S. and foreign components of pre-tax income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S.	$13,104	$(25,177)	$310,846	$(217,050)
Foreign	(6,796)	39,169	3,771	125,182
Total	$6,308	$13,992	$314,617	$(91,868)
The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current taxes
U. S. federal	$—	$617	$—	$617
U.S. state and local	645	(320)	1,682	—
Foreign	2,544	6,585	2,505	25,846
Current taxes	3,189	6,882	4,187	26,463
Deferred taxes
Foreign	(1,194)	—	413	—
Deferred taxes	(1,194)	—	413	—
Provision for income taxes	$1,995	$6,882	$4,600	$26,463

| Ambac Financial Group, Inc. 48 2018 Second Quarter FORM 10-Q |

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
As a result of positive taxable income at Ambac Assurance in 2017, Ambac has accrued approximately $30,496 in tax tolling payments. In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018.  Ambac has also agreed to continue to defer the tolling payment for the use of net operating losses by Ambac Assurance until such time as OCI consents to the payment.
For the six months ended June 30, 2018, Ambac Assurance generated $229,001 of taxable income, utilizing the remaining $168,205 balance of the $1,057,000 allocated Tier B NOL, and resulting in additional accrued Tolling Payments, net of applicable credits, of $14,129, which, assuming Ambac Assurance's cumulative full year 2018 taxable income does not fall below $168,205, will be paid to Ambac in 2019. Ambac Assurance must generate $238,095 of taxable income to offset the $5,000 Tier C credit. As of June 30, 2018, Ambac Assurance will need to generate additional taxable income of $177,299 to offset the remaining balance of the $5,000 Tier C credit, at which point additional cumulative income will begin to accrue additional tolling payments to Ambac until all the of $3,650,000 Allocated Ambac Assurance NOLs have been utilized, expire, or otherwise become unavailable.
As of June 30, 2018, the remaining balance of the $3,451,870 NOL allocated to Ambac Assurance was $2,053,204. As of June 30, 2018 Ambac's NOL was $1,398,666.
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
On February 7, 2018, the Rehabilitator filed a motion with the Rehabilitation Court requesting injunctive relief against the MHPI Projects that would, among other things, enjoin the MHPI Projects from taking further actions or making further arguments, in any court or otherwise, in contravention of the Confirmation Order, the findings contained in the Confirmation Order or the provisions of the Second Amended Plan of Rehabilitation. On the same day, the Rehabilitation Court issued an order granting the Rehabilitator's February 7th motion (the “February 7 Order”).
On February 26, 2018, the MHPI Projects filed a Notice of Motion and Motion for Reconsideration as well as a Notice of Motion and Motion for Expedited Hearing in the Rehabilitation Court, requesting reconsideration of the February 7 Order on an expedited basis (the “February 26 Motion”). Briefing on the motions was completed on April 5, 2018, and a hearing was scheduled for May 10, 2018.
On March 2, 2018, the MHPI Projects noticed their appeal from the Confirmation Order and the February 7 Order. On March 6, 2018, the MHPI Projects filed in the Rehabilitation Court a Notice of Motion and Motion for Stay Pending Appeal. On March 9, 2018, the MHPI Projects filed in the Wisconsin Court of Appeals a Motion for Ex Parte Relief Pending Appeal and Relief Pending Appeal. After accelerated briefing, the Court

| Ambac Financial Group, Inc. 49 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

of Appeals granted the MHPI Projects’ Motion for Relief Pending Appeal on March 13, 2018 and stayed enforcement of the February 7 Order and enforcement of Articles 6.8 and 6.13 of the Second Amended Plan of Rehabilitation, including but not limited to the extent that those Articles affect arguments that the MHPI Projects may make in any court (the “March 13 Order”).
On May 4, 2018, the Rehabilitator filed in the Rehabilitation Court a Motion to Dissolve the Injunction dated February 7, 2018 and Amend Confirmation Order (the “May 4 Motion”) and a Motion for Final Decree and Order Discharging the Rehabilitator. In the May 4 Motion, the Rehabilitator requested the Rehabilitation Court to dissolve the injunction put in place under the February 7 Order and to amend the Confirmation Order, and thereby amend Section 6.13 of the Second Amended Plan of Rehabilitation, to limit the application of Section 6.13 to defaults or alleged defaults related to policies formerly allocated to the Segregated Account. The Rehabilitator also requested in the May 4, 2018 filings that the Rehabilitation Court remove the May 10, 2018 hearing from its calendar and enter a final decree and order closing the case. On May 10, 2018, the Rehabilitation Court set a briefing schedule with respect to the motions filed by OCI on May 4, 2018 and set a hearing on the motions for June 7, 2018. Upon stipulation of the parties, the hearing was adjourned.
On June 21, 2018, Ambac Assurance and the MHPI Projects entered into a settlement agreement whereby the parties agreed, among other things, that the February 7 Order could be dissolved, the February 26 Motion and the May 4 Motion would each be withdrawn, and the parties would petition the Wisconsin Court of Appeals to vacate the March 13 Order and dismiss the appeal of the MHPI Projects. On June 22, 2018, the Rehabilitation Court entered an order to dissolve the February 7 Order, grant the withdrawal of the February 26 Motion and the May 4 Motion, and close the case. On June 25, 2018, the Rehabilitator, Ambac Assurance and the MHPI Projects filed with the Wisconsin Court of Appeals a Stipulation and Joint Motion to Vacate the March 13 Order. On July 3, 2018, the Wisconsin Court of Appeals vacated the March 13 Order and on July 6, 2018, the Court of Appeals dismissed the appeal of the MHPI Projects.
Litigation Against Ambac
Ambac Assurance has been defending several lawsuits in which borrowers brought declaratory judgment actions claiming, among other things, that Ambac Assurance’s claims for specific performance related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond, as required under the applicable loan documents (see Litigation Filed By Ambac), are time-barred or are barred by the doctrine of laches, that Ambac lacks standing on the basis that there has been an “Ambac Default,” and that Ambac is not entitled to specific performance pursuant to the terms of the loan documents. The parties to the cases described below have reached a settlement resolving all litigation between and among them (except for the RICO action described below). In connection with the settlement of these cases, related cases brought by Ambac Assurance seeking specific performance related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond, and the litigation involving the MHPI Projects in Wisconsin relating to orders issued by the Rehabilitation Court with respect to the conclusion of the rehabilitation of the Segregated Account of Ambac Assurance, Ambac Assurance has paid the military housing project companies for their costs and other amounts. Such settlement resulted in a net loss for Ambac of approximately $20,413 for the second quarter of 2018.

•
Meade Communities LLC v. Ambac Assurance Corporation (Circuit Court, Anne Arundel County, Maryland, Case No. C-02-CV-15-003745). On January 22, 2018, the court granted Meade's motion for summary judgment finding that Ambac Assurance lacked standing on the basis that there had been an "Ambac Default" by virtue of certain orders of the Rehabilitation Court. On January 26, 2018, Ambac Assurance filed a Motion to Alter or Amend Judgment with the Maryland Court arguing that the Rehabilitation Court's January 22 Confirmation Order constituted grounds for altering the judgment to award summary judgment on the "Ambac Default" issue for Ambac Assurance. On February 7, 2018, the Rehabilitation Court entered a further order enjoining Meade from continuing to argue that an Ambac Default occurred by virtue of the Rehabilitation Court's prior orders and requiring Meade to file that order with the Maryland Court. On February 8, 2018, Meade complied and filed the January 22nd and February 7th Rehabilitation Court orders with the Maryland court. On February 12, 2018, the Maryland Court granted Ambac Assurance's motion to stay enforcement of the Court's January 22nd amended order concerning "Ambac Default" and granting Meade an extension until March 14, 2018 to oppose Ambac Assurance's Motion to Alter or Amend Judgment. On March 14, 2018, Meade filed its opposition brief. On May 10, 2018, the Maryland Court denied Ambac Assurance’s January 26, 2018 Motion to Alter or Amend Judgement and lifted the February 12, 2018 stay order. Ambac Assurance filed a notice of appeal on May 16, 2018 and, concurrently therewith, filed a Motion to Set Supersedeas Bond Amount pending the appeal. Plaintiff opposed such motion on May 31, 2018 and the court denied Ambac Assurance’s motion on June 15, 2018. Pursuant to an agreement to settle the case, Ambac agreed to dismiss its appeals and on July 9, 2018, the parties filed a consent motion to vacate the Circuit Court's prior orders, which is pending.

•
Monterey Bay Military Housing LLC and Monterey Bay Land LLC v. Ambac Assurance Corporation (Superior Court, Monterey County, California, Case No. 15CV000599). On June 19, 2017, the court issued a preliminary order that partially granted Monterey Bay's motion for summary judgment and ruled that the California statute of limitations had run on Ambac Assurance's claim for specific performance, subject to Ambac Assurance’s defense of equitable tolling. The court also partially granted Ambac Assurance's motion for summary judgment on certain of Monterey Bay’s declaratory judgment claims. On June 23, 2017, Ambac Assurance withdrew its defense of equitable tolling. The parties agreed that the court’s summary judgment ruling on the statute of limitations was sufficient to end the case at the trial court level and submitted final orders to the court for approval. The court signed the final orders on July 13, 2017. On September 14, 2017, Ambac Assurance filed a notice of appeal. On April 19, 2018, the court entered an order awarding plaintiffs an amount representing a portion of their fees and costs incurred. On May 1, 2018, Ambac Assurance filed a notice of appeal. Pursuant to an agreement to settle the case, Ambac Assurance filed a motion to dismiss its appeal, which was granted on July 3, 2018.

| Ambac Financial Group, Inc. 50 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017). On November 13, 2017, Ambac Assurance and the other defendants filed motions to dismiss the amended complaint asserting, among other claims, civil claims based on the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which Plaintiffs opposed. Oral argument was held on April 12, 2018. On July 17, 2018, the court granted Ambac Assurance’s and the other defendants’ motion to dismiss without prejudice.
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
Nat’l Collegiate Master Student Loan Trust v. Pa. Higher Education Assistance Agency (PHEAA) (Delaware Court of Chancery, C.A. No. 12111-VCS, filed March 21, 2016).  On January 12, 2018, Plaintiffs filed a motion for injunctive or declaratory relief requiring Wilmington Trust Company, as Owner Trustee, and GSS Data Services, Inc., as Administrator, to resume processing for payment bills submitted by lawyers purporting to act on the Trusts’ behalf.  Oppositions to Plaintiffs’ motion were filed by Ambac and others on March 1, 2018.  Plaintiffs filed a reply brief in further support of their motion on March 16, 2018. At a hearing on April 3, 2018, the court denied Plaintiffs’ motion without prejudice. The court later entered an order memorializing its oral ruling on April 16, 2018. The court also granted Ambac’s motion to intervene on April 10, 2018 and Ambac filed its complaint in intervention on April 16, 2018. On June 15, 2018, the Owner Trustee filed a stipulation and proposed order addressing the selection of a Successor Owner Trustee. Among other provisions, the stipulation calls for the appointment of a Special Master to adjudicate disputes regarding “Owner Instructions,” and raises the annual expense caps that apply to the Owner Trustee and Indenture Trustee. The stipulation was negotiated and agreed to by the Owner Trustee, the Indenture Trustee, the Administrator, Ambac Assurance, and various noteholders. Plaintiffs withdrew from the negotiations and have not expressed a position regarding the stipulation. The Owner Trustee has proposed that the court schedule a hearing to consider any objections to the stipulation submitted by noteholders. The court has scheduled the hearing for September 21, 2018.
Peaje Investments LLC v. Puerto Rico Highways and Transportation Authority, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00151, filed May 31, 2017). On June 15, 2017, Ambac Assurance moved to intervene in an adversary proceeding brought by Peaje Investments (Peaje), a holder of 1968 Bonds issued by PRHTA, against PRHTA. On May 31, 2017, Peaje filed a complaint seeking relief with respect to its ownership of the 1968 Bonds, including a declaration that the toll road revenues pledged to the 1968 Bonds are “special revenues” under Section 922 of the Bankruptcy Code, an injunction preventing the diversion of toll revenues to the Commonwealth and ordering the application of the toll revenues to the 1968 Bonds, and various declarations and injunctions related thereto. Peaje also filed a motion for a temporary restraining order and preliminary injunction on the same day, seeking to enjoin PRHTA from diverting the toll revenues to the Commonwealth. A hearing on the motion for a temporary restraining order was held on June 5, 2017, at which time Peaje withdrew the motion for a temporary restraining order. In its motion to intervene, Ambac Assurance argued that issues in this case will have a significant impact on Ambac Assurance’s own interests with respect to PRHTA bonds. On July 21, 2017, the court denied Ambac Assurance's motion to intervene. On September 8, 2017, the court denied Peaje’s motion for a preliminary injunction, finding that Peaje had not demonstrated either (i) a likelihood of success on the merits of its underlying claim that the 1968 bonds are secured by a statutory lien, or (ii) that it would be irreparably harmed in the absence of a preliminary injunction. Peaje has appealed this denial of the preliminary injunction to the U.S. Court of Appeals for the First Circuit; the First Circuit held argument on the appeal on June 5, 2018, but has not yet ruled on the appeal. On October 10, 2017, Peaje filed an amended complaint; Defendants filed answers to the amended complaint on November 17, 2017.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00159, filed June 8, 2017). On July 28, 2017, Defendants moved to dismiss Ambac Assurance’s complaint; briefing on the motion to dismiss concluded on October 31, 2017, and oral argument on the motion was held on November 21, 2017. On February 27, 2018, the court granted Defendants’ motion to dismiss. As to certain of the claims, the court found that it lacks subject matter jurisdiction (i) to the extent the claims seek to invalidate the certification of the FEGP and prohibit certain actions under PROMESA due to alleged non-compliance with PROMESA requirements that are predicates to certification of the FEGP, or (ii) to the extent Ambac Assurance sought a determination of its lien rights over the PRHTA reserve accounts. As to other claims, the court found that Ambac Assurance had failed to state a claim upon which the court could grant relief, including that (i) as to constitutional issues, Ambac Assurance had failed to plead facts sufficient to allow the court to draw a reasonable inference that the Moratorium Legislation, Moratorium Orders, and Fiscal Plan Compliance Act were “unreasonable or unnecessary to effectuate an important government

| Ambac Financial Group, Inc. 51 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

purpose” and had failed to allege plausibly that the FEGP is an exercise of Commonwealth legislative power, (ii) Ambac Assurance had failed to plead facts sufficient to show that the Moratorium Legislation and Moratorium Orders prohibited the payment of principal and interest or purported to bind creditors to any reduction of the outstanding obligations and therefore would have been preempted by PROMESA under PROMESA Section 303(1), and Ambac Assurance failed to plead plausible, ripe claims that the Moratorium Orders are unlawful under PROMESA section 303(3), (iii) the automatic stay is currently in effect and renders unavailable any cause of action pursuant to Section 407 of PROMESA, including claims by PRHTA bondholders that PRHTA should be compensated for any pledged special revenues transferred away from it in violation of applicable law, (iv) the court is not required or empowered under PROMESA or the Bankruptcy Code to order the payment of pledged special revenues to the PRHTA bondholders, and (v) Ambac Assurance had failed to plead facts sufficient to show that the PRHTA reserve accounts are the property of the bondholders. Finally, the court held that PROMESA section 305 prevented it from ordering any relief on Ambac’s claim that the PRHTA reserve accounts are held in trust for bondholders. On March 9, 2018, Ambac Assurance filed a notice of appeal to the First Circuit. On June 18, 2018, Ambac Assurance submitted its opening brief to the First Circuit.
Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257, filed September 8, 2017). Motions for summary judgment were filed on February 21, 2018; a hearing on the summary judgment motions was held on April 10, 2018. On February 26, 2018, the COFINA Agent moved to certify questions of law to the Supreme Court of Puerto Rico regarding COFINA’s constitutionality under the Puerto Rico Constitution. On April 3, 2018, Ambac Assurance filed an opposition to the motion to certify and, in the alternative, a cross-motion to certify alternative questions to the Supreme Court of Puerto Rico. Briefing on the motion to certify concluded on April 18, 2018; a hearing on the motion to certify was held on May 9, 2018. On May 24, 2018, the court denied the motion to certify questions of law to the Supreme Court of Puerto Rico. On June 5, 2018, the Commonwealth Agent and COFINA Agent filed a joint motion asking the court to hold its decision on the summary judgment motions in abeyance for 60 days on account of an agreement in principle between the Agents to settle the Commonwealth-COFINA dispute. The court granted this motion on June 11, 2018, stating that it will not issue a decision on summary judgment in this matter any earlier than August 4, 2018.
Ambac Assurance filed various lawsuits seeking specific performance of obligations of borrowers on loans related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond provided by Ambac Assurance, as required under the applicable loan documents. The parties to these cases have reached a settlement resolving all claims and counterclaims between and among them with respect to the debt-service-reserve surety bonds and related issues (other than the aforementioned RICO action), which have resulted in agreed dismissals of the following cases with prejudice:

•
Ambac Assurance Corporation v. Riley Communities, LLC (District Court, Shawnee County Kansas, No. 2016-CV-00026,filed September 29, 2017). The parties filed a joint motion stipulating to the dismissal of the matter with prejudice, which was granted by the Court on July 6, 2018.

•
Ambac Assurance Corporation v. Fort Leavenworth Frontier Heritage Communities, II, LLC (U.S. District Court, District of Kansas, Index No. 15-CV-9596, filed November 19, 2015). The parties filed a joint motion stipulating to the dismissal of the matter with prejudice, which was granted by the Court on July 6, 2018.

•
Ambac Assurance Corporation v. Carlisle/ Picatinny Family Housing Limited Partnership (Court of Common Pleas, Cumberland County, Pennsylvania, No. 2015-6348, filed January 11, 2016). The parties filed a Joint Praecipe to Settle and Discontinue, which ended the matter effective July 3, 2018.

•
Ambac Assurance Corporation v. Fort Lee Commonwealth Communities, LLC (Circuit Court, Roanoke City, Virginia, No. CL16000072-00). The parties filed a joint motion stipulating to the dismissal of the matter with prejudice, which was granted by the Court on July 9, 2018.

•
Ambac Assurance Corporation v. Fort Bliss/White Sands Missile Range Housing LP (District Court, El Paso County, Texas, Cause No. 2016DCV0094, filed January 8, 2016). The parties filed an agreed motion to dismiss all claims between and among the parties with prejudice, which was granted by the Court on July 5, 2018.

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various residential mortgage-backed securities transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, including the following:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. On October 27, 2015, the court issued a decision dated October 22, 2015 granting in part and denying in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide (primary-liability claims), and issued a second decision granting Ambac Assurance’s partial motion for summary judgment and denying Bank of America’s motion for summary judgment regarding Ambac Assurance’s secondary-liability claims against Bank of America. Ambac Assurance and Countrywide filed notices of appeal of the October 22, 2015 decision relating to primary liability and Bank of America filed a notice of appeal of the October 27, 2015 decision relating

| Ambac Financial Group, Inc. 52 2018 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

to its secondary-liability to the New York Appellate Division, First Department. On May 16, 2017, the First Department issued rulings in both appeals, reversing a number of rulings that the trial court had made and affirming other rulings. On June 15, 2017, Ambac Assurance filed a motion with the First Department for leave to appeal certain rulings in the May 16, 2017 decision to the Court of Appeals, which Countrywide opposed. On July 25, 2017 the First Department granted Ambac Assurance’s motion. The Court of Appeals heard oral argument on June 6, 2018. On June 27, 2018, the Court of Appeals denied Ambac Assurance’s appeal and affirmed the rulings of the First Department. Trial is currently scheduled to commence on February 25, 2019, and a hearing on certain pre-trial motions scheduled to be filed in August is currently scheduled for September 27, 2018.

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

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-00446 (SHS), filed January 20, 2017, (the “2017 S.D.N.Y. Action”)); Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “2018 S.D.N.Y. Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). These three actions relate to U.S. Bank National Association’s (“U.S. Bank) proposed settlement of claims related to the Harborview Mortgage Loan Trust, Series 2005-10. On December 6, 2017, in the 2017 S.D.N.Y. Action, the court granted U.S. Bank’s motion for reconsideration and granted U.S. Bank’s motion to dismiss, and on January 18, 2018, the court issued an opinion memorializing the reasons for its decision. Ambac did not appeal that decision, and judgment was entered on March 5, 2018. On March 6, 2017, U.S. Bank filed the Minnesota Action, a trust instruction proceeding in Minnesota state court concerning the proposed settlement. On April 5, 2017, Ambac Assurance filed a motion to dismiss the Minnesota Action. On June 12, 2017, U.S. Bank filed an amended petition in the Minnesota Action, and on July 7, 2017 Ambac Assurance filed a renewed motion to dismiss, which U.S. Bank opposed. On November 13, 2017, the court denied the motion to dismiss the proceeding. On February 7, 2018, Ambac Assurance appealed this dismissal and U.S Bank opposed the appeal. Oral argument was held on June 7, 2018. Additionally, certain certificateholders have objected or otherwise responded to the petition filed by U.S. Bank. On June 1, 2018, U.S. Bank moved for leave to file a Second Amended Petition seeking approval of its acceptance of a second offer to settle the separate litigation being prosecuted by U.S. Bank, as Trustee. Ambac Assurance opposed that motion. A hearing on that motion was held on July 11, 2018. No decision has been issued.

•
On June 8, 2018, Ambac Assurance filed the 2018 S.D.N.Y. Action asserting claims arising out of U.S. Bank’s acceptance of the second settlement offer and treatment of trust recoveries. Ambac asserts claims for declaratory judgment, breach of contract, and breach of fiduciary duty. On July 20, 2018, U.S. Bank filed a pre-motion letter indicating that it intends to file a motion to dismiss the complaint. Ambac filed a responsive letter on August 2, 2018, and a pre-motion conference and initial pretrial conference is scheduled for August 14, 2018.

•
Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). On September 15, 2017, U.S. Bank filed a motion to dismiss, which Ambac Assurance opposed on October 13, 2017. Oral argument on that motion was held on November 17, 2017. On March 12, 2018, Ambac Assurance filed an Amended Complaint removing the Segregated Account as a plaintiff. As a result, defendant agreed to withdraw certain arguments in support of its motion to dismiss. On June 29, 2018, the Court granted in part and denied in part U.S. Bank’s motion to dismiss. The Court dismissed the breach of fiduciary duty claim in part as duplicative of the breach of contract claim; dismissed the breach of contract claim as untimely only to the extent that it was premised on U.S. Bank's obligation to certify that mortgage documents were properly delivered to the Trusts; dismissed the Streit Act claims; and otherwise denied the motion to dismiss. Discovery is ongoing.

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

| Ambac Financial Group, Inc. 53 2018 Second Quarter FORM 10-Q |

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of Ambac’s common stock and volatility in the price of Ambac’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation ("Ambac Assurance") or from transactions or opportunities apart from Ambac Assurance; (3) adverse effects on

Ambac’s share price resulting from future offerings of debt or equity securities that rank senior to Ambac’s common stock; (4) potential of rehabilitation proceedings against Ambac Assurance; (5) dilution of current shareholder value or adverse effects on Ambac’s share price resulting from the issuance of additional shares of common stock; (6) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (7) decisions made by Ambac Assurance's primary insurance regulator for the benefit of policyholders that may result in material adverse consequences for holders of the Company’s securities or holders of securities issued or insured by Ambac Assurance; (8) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers; (9) failure to recover claims paid on Puerto Rico exposures or incurrence of losses in amounts higher than expected; (10) the Company’s inability to realize the expected recoveries included in its financial statements; (11) changes in Ambac Assurance’s estimated representation and warranty recoveries or loss reserves over time; (12) insufficiency or unavailability of collateral to pay secured obligations; (13) credit risk throughout the Company’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations and exposures to reinsurers; (14) credit risks related to large single risks, risk concentrations and correlated risks; (15) concentration and essentiality risk in connection with Military Housing insured debt; (16) the risk that the Company’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (17) risks associated with adverse selection as the Company’s insured portfolio runs off; (18) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured portfolio; (19) intercompany disputes or disputes with Ambac Assurance's primary insurance regulator; (20) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (21) the Company’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (22) the Company may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (23) the Company may not be able to generate the significant amount of cash needed to service its debt and financial obligations, and may not be able to refinance its indebtedness; (24) restrictive covenants in agreements and instruments may impair the Company’s ability to pursue or achieve its business strategies; (25) loss of control rights in transactions for which we provide insurance due to a finding that Ambac Assurance has defaulted, whether due to the Segregated Account rehabilitation proceedings or otherwise; (26) the Company’s results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of the Company’s insurance intangible asset; (27) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan, or from the characterization of the Company’s surplus notes or other obligations as equity; (28) risks attendant to the change in composition of securities in the Company’s investment portfolio; (29) changes in tax law; (30) changes in prevailing interest rates; (31) changes on inter-bank lending rate reporting practices or the method pursuant to which LIBOR rates

| Ambac Financial Group, Inc. 54 2018 Second Quarter FORM 10-Q |

are determined; (32) factors that may influence the amount of installment premiums paid to the Company, including the Segregated Account rehabilitation proceedings; (33) default by one or more of Ambac Assurance's portfolio investments, insured issuers or counterparties; (34) market risks impacting assets in the Company’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (35) risks relating to determinations of amounts of impairments taken on investments; (36) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on the Company’s business, operations, financial position, profitability or cash flows; (37) actions of stakeholders whose interests are not aligned with broader interests of the Company's stockholders; (38) the Company’s inability to realize value from Ambac UK or other subsidiaries of Ambac Assurance; (39) system security risks; (40) market spreads and pricing on interest rate derivative insured or issued by the Company; (41) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (42) changes in accounting principles or practices that may impact the Company’s reported financial results; (43) legislative and regulatory developments, including intervention by regulatory authorities; (44) the economic impact of “Brexit” may have an adverse effect on the Company’s insured international portfolio and the value of its foreign investments, both of which primarily reside with its subsidiary Ambac UK; (45) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (46) the Company’s financial position that may prompt departures of key employees and may impact the Company’s ability to attract qualified executives and employees; (47) implementation of new tax legislation signed into law on December 22, 2017 (commonly known as the “Tax Cuts and Jobs Act”) may have unexpected consequences for the Company and the value of its securities, particularly its common shares; (48) implementation of the Tax Cuts and Jobs Act may negatively impact the economic recovery of Puerto Rico, which could result in higher loss severities or an extended moratorium on debt service owed on Ambac Assurance-insured bonds of Puerto Rico and its instrumentalities; (49) implementation of the Tax Cuts and Jobs Act could have a negative impact on municipal issuers of Ambac-insured bonds; (50) fluctuations in foreign currency exchange rates could adversely impact the insured portfolio in the event of loss reserves or claim payments denominated in a currency other than US dollars and the value of non-US dollar denominated securities in our investment portfolio; and (51) other risks and uncertainties that have not been identified at this time.
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
During the three and six months ended June 30, 2018, Ambac (inclusive of its subsidiaries) did not acquire a significant amount of distressed Ambac-insured securities. As a result of the Rehabilitation Exit Transactions (as defined in Note 1. Background and Business Description), Ambac discharged all Deferred Amount (as defined in Note 1. Background and Business Description) obligations for an effective consideration package comprised of cash, new Secured Notes (as defined in Note 1. Background and Business Description) and certain existing surplus notes, including those held by Ambac, and accordingly Ambac's ownership of Ambac-insured RMBS declined significantly. Furthermore, Ambac has sold certain Ambac-insured RMBS securities during 2018 in connection with re-balancing the investment portfolio. At June 30, 2018, Ambac owned $506 million of Ambac-insured RMBS and approximately 29% of outstanding PRIFA and 58% of outstanding COFINA Ambac-insured bonds. Subject to applicable internal and regulatory guidelines and other constraints, Ambac will continue to opportunistically purchase Ambac-insured securities.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group focuses on the analysis, implementation and execution of commutations, risk reduction or defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, refinancing, restructuring or other risk reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure and execute such strategies. During 2018, Ambac's successes included:

•	Working closely with servicers and owners of Master Servicing Rights to exercise clean-up calls on 11 RMBS

| Ambac Financial Group, Inc. 55 2018 Second Quarter FORM 10-Q |

transactions, resulting in a benefit in losses and loss expenses of $10 million and reducing adversely classified net par exposure by $284 million;

•
Proactively working with issuers to expedite refundings of Ambac-insured bonds. During the first half of 2018. Ambac negotiated with counterparties that resulted in the termination of several international RMBS transactions on £182 million of net par exposure.

•	Working with issuers and investors of Ambac-insured debt to commute $133 million of net par exposure, including $33 million of adversely classified net par exposure.

•
In July 2018, (i) facilitating the refinancing of an Ambac UK insured debt, reducing adversely classified net par exposure by $36 million and (ii) executing a commutation of a student loan exposure, reducing adversely classified net par exposure by $127 million. These risk reductions are not expected to have a significant impact on total comprehensive income in the third quarter of 2018.

The following table provides a comparison of total and adversely classified credits ("ACC") net par outstanding in the insured portfolio at June 30, 2018 and December 31, 2017. Net par exposures within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions)	June 30, 2018	December 31, 2017	Variance
Total	$56.5	$62.7	$(6.2)	(10)%
ACC	11.8	14.1	(2.3)	(16)%
The overall reduction in total net par outstanding resulted from scheduled maturities, amortizations, refundings, refinancings and calls, including reductions as a result of the activities of Ambac and its subsidiaries as noted above.
The decrease in adversely classified credit exposures is primarily due to (i) paydowns or calls by issuers, mostly related to residential mortgage-backed securities and (ii) the improved credit profile of certain residential mortgage-backed securities and their upgrade from the adversely classified credit listing.
Although our insured portfolio has generally performed satisfactorily in 2018, we continue to experience stress in certain insured exposures, particularly within our approximately $2 billion of exposure to Puerto Rico consisting of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
During 2018, Ambac repaid the remaining December 31, 2017 balance of the Secured Borrowing (as defined and described in Note 3. Variable Interest Entities) of $74 million and made a partial paydown of the Ambac Note (as defined in Note 1. Background and Business Description) by $113 million.

Ambac:
As of June 30, 2018 total cash and investments of Ambac were $395 million, which include the following:

•
Cash, corporate securities and short-term securities of $270 million, (including $120 million of the secured notes issued by Ambac LSNI (as defined in Note 1. Background and Business Description) in connection with the Rehabilitation Exit Transactions)

•	Ambac Assurance surplus notes with a fair value of $87 million, which are eliminated in consolidation

•
Residual equity interest in the Corolla Trust that was created in 2014 to monetize Ambac's ownership interest in junior surplus notes issued by the Segregated Account. Ambac carries this interest using the equity method with a current value of $37 million at June 30, 2018. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the Corolla Trust.

As a result of positive taxable income at Ambac Assurance in 2017, Ambac has accrued approximately $30 million in tax tolling payments. In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018.  Ambac has also agreed to continue to defer the tolling payment for the use of net operating losses by Ambac Assurance until such time as OCI (as defined in Note 1. Background and Business Description) consents to the payment.
For the six months ended June 30, 2018, Ambac recognized taxable income and accordingly has accrued $14 million of tolling payments. There are no assurances that Ambac Assurance will be able to generate taxable income for the full year of 2018 and therefore make future tolling payments to Ambac, including the accrued amount.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the six months ended June 30, 2018 included the following:

($ in millions)
Net income (1)	$(4)
Gain (loss) on foreign currency translation	(21)
Unrealized (losses) on non-functional currency available-for-sale securities	6
Impact on total comprehensive income (loss)	$(19)

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

| Ambac Financial Group, Inc. 56 2018 Second Quarter FORM 10-Q |

Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Part I, Item 3 "Quantitative and Qualitative Disclosures in this Form 10-Q about Market Risk" for further information on the impact of future currency rate changes on Ambac's financial instruments.
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
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at June 30, 2018 and December 31, 2017. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	June 30, 2018	December 31, 2017
Public Finance (1) (2)	$28,909	$32,088
Structured Finance	11,840	13,816
International Finance	15,720	16,812
Total net par outstanding	$56,469	$62,716

(1)	Includes $5,795 and $5,829 of Military Housing net par outstanding at June 30, 2018 and December 31, 2017, respectively.

(2)
Includes $1,968 and $1,968 of Puerto Rico net par outstanding at June 30, 2018 and December 31, 2017, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

Total net par outstanding decreased $6,247 million from December 31, 2017.

•
Reductions in public finance net par outstanding included $2,393 million from calls of insured exposures, $314 million from refundings and pre-refundings of insured exposures and $472 million from scheduled paydown activity.

•	Reductions in structured finance net par primarily were due to RMBS commutations and paydowns of $1,168 million and investor-owned utilities calls and paydowns of $636 million.

•
Decreases in international finance were primarily due to the impact of foreign exchange rates of $393 million primarily related to changes in the British Pound, policy runoff including prepayments of investor-owned utility, sovereign/sub-sovereign and mortgage-backed securities.

Although insured net par outstanding has decreased during 2018, the size of the portfolio is significantly greater than the assets of Ambac. Accordingly, financial stress in the insured portfolio could have a material adverse effect on Ambac's financial condition and results of operations.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of June 30, 2018:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$41,500	$41,500
British Pounds		£9,576	12,629
Euros		€1,660	1,937
Australian Dollars	A$	545	403
Total			$56,469
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
Fiscal Plans
On June 29, 2018, the Financial Oversight and Management Board for Puerto Rico ("Oversight Board") certified revised versions of the Fiscal Plans for the Commonwealth of Puerto Rico, the Puerto Rico Highways and Transportation Authority ("PRHTA") and other Commonwealth instrumentalities. Among other revisions, the Fiscal Plan for the Commonwealth of Puerto Rico projects a cumulative 30-year surplus post-measures and structural reforms of $14 billion, which is a 65% reduction from the $36 billion surplus projected in the Commonwealth Fiscal Plan certified on May 30, 2018. The new surplus projection is based on less optimistic economic projections, which result in large part from the Commonwealth Legislature’s failure to enact the repeal of Law 80 and make Puerto Rico an at-will labor jurisdiction.
On August 1, 2018, the Oversight Board sent a letter to Governor Rossello stating that the Oversight Board intends to certify revised new Fiscal Plans for the Commonwealth of Puerto Rico, PRHTA and other Puerto Rico instrumentalities. The changes to the revised new Fiscal Plan for the Commonwealth would incorporate material new information including full fiscal year 2018 actual financial performance data and revised federal disaster spending estimates, as well as correct a demographic forecasting error that contributed

| Ambac Financial Group, Inc. 57 2018 Second Quarter FORM 10-Q |

to a cumulative 30-year budget surplus overestimation of approximately $4 billion in the Fiscal Plan for the Commonwealth certified on June 29, 2018. Fiscal Plans for PRHTA and other Puerto Rico instrumentalities are also being revised to incorporate appropriate adjustments. The Oversight Board outlined a certification timetable for various instrumentality Fiscal Plans with September 21, 2018 being the date by which the Oversight Board expects to deliver a compliance certification for the Fiscal Plans for the Commonwealth of Puerto Rico and PRHTA.
At this time, there is a lack of transparency regarding the data and assumptions that are going to be used to develop the revised new Fiscal Plans for the Commonwealth of Puerto Rico, PRHTA and other Puerto Rico instrumentalities. As a result, it is difficult to assess the possible impacts these changes may have on creditor outcomes or Ambac's financial condition, including liquidity, loss reserves and capital resources. No assurances can be given that Ambac's financial profile will not suffer a materially negative impact as an ultimate result of these changes.
Federal Aid
In the wake of Hurricanes Irma and Maria, the federal government has appropriated significant disaster recovery funds for Puerto Rico via three emergency supplemental spending bills. In addition to providing resources on the ground through FEMA’s Disaster Relief Fund (DRF), the U.S. Congress appropriated an additional $89.4 billion earlier this year to assist communities devastated by Irma, Maria, Harvey as well as wildfires in the western US.  A significant portion of these funds will directly benefit Puerto Rico.
One portion of these funds is the U.S. Department of Housing and Urban Development’s Community Development Block Grant - Disaster Recovery (CDBG-DR) program, which has allocated over $18 billion to Puerto Rico for recovery and mitigation. In addition, various federal government agencies continue to allocate money for recovery efforts in Puerto Rico using money appropriated by the Bipartisan Budget Act of 2018. This includes $2.5 billion for 13 U.S. Army Corps of Engineers flood control projects in and around Puerto Rico, which was announced by Puerto Rico’s Resident Commissioner González on July 6, 2018.
The Commonwealth of Puerto Rico continues to benefit from this and other federal government programs for infrastructure improvement initiatives. On June 13, 2018, the Federal Communications Commission (FCC) established the Uniendo, a Puerto Rico Fund to rebuild, improve and expand voice and broadband networks in Puerto Rico. Through the Uniendo, the FCC will make available up to $750 million of funding to carriers in Puerto Rico, including an immediate infusion of $51.2 million for restoration efforts in 2018.
While all of these federal funds are expected to support economic recovery and growth in Puerto Rico, there can be no assurances as to the certainty, timing or magnitude of benefits to creditor outcomes related to disaster aid and subsequent economic growth, if any.
On July 19, 2018, U.S. Treasury Secretary Mnuchin met with Governor Rosselló and other administration officials, after which the Governor announced a final agreement between the federal government and commonwealth government regarding Community Disaster Loan financing. While details regarding final loan terms are not known by Ambac, what is known is the federal government has agreed to extend a credit line to the Government of Puerto Rico up to a maximum amount of $2.2 billion until March 31, 2020 to be used to meet any future liquidity emergency as determined by the Government of Puerto Rico. However, in order to access the credit line, the fund balance in the Treasury Single Account needs to be less than $1.1 billion. It was reported that the loan agreement is subject to ratification by the Commonwealth Legislature, the Oversight Board, and the Title III court once it becomes necessary to access the funds.
Commonwealth Liquidity
As of June 30, 2018, the balances of bank accounts for various Puerto Rico government entities and instrumentalities totaled $9.35 billion. However, it has been previously reported by the Puerto Rico Fiscal Agency and Financial Authority ("FAFAA") that much of this balance had restricted uses or was tied up in ongoing litigation. Consequently, this purported lack of access to a portion of these funds could exacerbate existing liquidity constraints of the Commonwealth and its instrumentalities for certain essential and non-essential services and further strain timelines and potential severities for creditors, including Ambac.
The Oversight Board had announced on February 9, 2018 it retained Duff & Phelps, LLC to conduct an independent forensics analysis of the Commonwealth of Puerto Rico's government bank accounts. The progress of that analysis and any related findings have not been made public.
As of July 13, 2018, the Treasury Single Account cash position, as reported by the Puerto Rico Treasury Department, was $2.99 billion and above the $1.1 billion threshold to access Community Disaster Loan financing.
June 5 Agreement in Principle
The Commonwealth agent and the COFINA agent, who were appointed to advance the Commonwealth-COFINA dispute toward resolution, announced in a joint court filing on June 5, 2018 that they had reached an agreement in principle on settlement terms. In the filing, they asked Judge Swain to hold the court’s decision on the motions for summary judgment in the litigation in abeyance for 60 days, until August 4, 2018 (which Judge Swain granted on June 11, 2018). The Commonwealth agent and the COFINA agent also disclosed the terms of the proposed settlement, which contemplate COFINA and the Commonwealth agreeing to share the statutory pledged sales tax base amount, or PSTBA. Under the proposed settlement, COFINA would receive approximately 53.65% of the yearly scheduled PSTBA, and the Commonwealth would receive 46.35% of that amount along with any residual of the 5.5% sales and use tax and the additional 4.5% sales and use tax surcharge. COFINA would also receive 100% of the cash held in trust at Bank of New York Mellon, which is currently the subject of an ongoing interpleader action. At this time, it is unclear what the impact of the Agreement in Principle would be on the Puerto Rico-related exposures Ambac insures.
On August 2, 2018, the Commonwealth agent and the COFINA agent filed a joint motion requesting an extension of the abeyance period from August 4, 2018 to September 13, 2018 (which Judge Swain granted on August 3, 2018). The motion noted that substantial progress has been made toward the finalization of a settlement agreement and the satisfaction of the conditions precedent thereto. The Commonwealth agent and the COFINA

| Ambac Financial Group, Inc. 58 2018 Second Quarter FORM 10-Q |

agent have been working to incorporate the terms of the Agreement in Principle into a formal settlement agreement, although the settlement agreement is not yet complete. Discussions are ongoing between the Commonwealth agent and the COFINA agent and other parties in interest in order to satisfy various conditions precedent to such settlement agreement, although the Commonwealth agent and the COFINA agent could not disclose any details of those discussions due to the mediation privilege. The motion acknowledged there are several other issues that may require further negotiation and discussion, which may impact the timing, process, and execution of a settlement agreement. The Commonwealth agent and the COFINA agent reaffirmed their support in principle, committed to working in good faith to try to reach a settlement agreement, but requested an extension of the abeyance period to complete the settlement agreement prior to the abeyance period expiration date.
No assurances can be given that consensual resolutions will be achieved with respect to the Commonwealth’s or COFINA’s obligations or those of any other Puerto Rico instrumentality, or that any consensual resolutions will not be severe and cause Ambac to experience losses materially exceeding current reserves.
Mediation
On June 29, 2018, the COFINA Senior Bondholders Coalition publicly disclosed the details of debt restructuring negotiations that took place between COFINA Senior and Subordinate bondholder groups about proposed distribution of cash and new COFINA bonds that could be made under a hypothetical COFINA plan of adjustment. As per the public statement, no agreement was reached. Since that time, significant progress toward a negotiated resolution of the COFINA Title III proceeding has been made, but no assurance can be given that a Plan of Adjustment acceptable to Ambac Assurance will be agreed to or approved by the court overseeing COFINA’s Title III restructuring.
On July 31, 2018, the Oversight Board published its second Annual Report to the President, Congress, and the Governor and the Legislature of Puerto Rico. The report stated, with respect to Title III, numerous mediation sessions and other negotiations took place with creditors this past fiscal year. The report noted that the Oversight Board leads negotiations for entities in Title III (such as the Commonwealth and COFINA) and also that negotiations over the Commonwealth-COFINA agreement in principle are ongoing in connection with the Oversight Board’s development of the COFINA Title III Plan of Adjustment.
No assurances can be given that negotiations will be successfully concluded, that COFINA parties will reach a definitive agreement, that any transaction will be approved and completed, or that any transaction or Plan of Adjustment will not have an adverse impact on Ambac's financial conditions or results.
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

| Ambac Financial Group, Inc. 59 2018 Second Quarter FORM 10-Q |

Exposure Concentrations within each Market
The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at June 30, 2018:

($ in millions)	Bond Type	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	Lease and Tax-backed Revenue	BBB+	$1,639	2.9%
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	Lease and Tax-backed Revenue	BIG	805	1.4%
Massachusetts Commonwealth - GO	General Obligation	AA	802	1.4%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	Stadium	BBB	557	1.0%
Hickam Community Housing LLC	Housing Revenue	BBB	471	0.8%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	Lease and Tax-backed Revenue	BIG	438	0.8%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	Lease and Tax-backed Revenue	BIG	433	0.8%
Bragg Communities, LLC	Housing Revenue	A-	426	0.8%
New Jersey Economic Development Authority - School Facilities Construction	Lease and Tax-backed Revenue	BBB+	400	0.7%
Chicago, IL - GO	General Obligation	BBB-	360	0.6%
Total			$6,331	11.2%

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. “BIG” denotes credits deemed below investment grade.

Net par related to the top ten U.S. public finance exposures reduced $95 million from December 31, 2017. Changes in these exposure amounts will occur due to scheduled paydowns, calls and refundings executed during the period. During 2018 there was no change in the listing of exposures included within the top ten U.S. public finance exposures.
The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at June 30, 2018:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	1.6%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	558	1.0%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	Mortgage Backed Securities	BBB	504	0.9%
Timberlake Financial, LLC	Structured Insurance	BBB	493	0.9%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1	Mortgage Backed Securities	BBB	351	0.6%
Consolidated Edison Company of New York	Investor Owned Utility	A	347	0.6%
Niagara Mohawk Power Corporation	Investor Owned Utility	A	257	0.5%
Option One Mortgage Loan Trust 2007-FXD1	Mortgage Backed Securities	BIG	251	0.4%
The National Collegiate Student Loan Trust 2007-4	Student Loan	BIG	224	0.4%
Impac CMB Trust Series 2005-7	Mortgage Backed Securities	BIG	219	0.4%
Total			$4,104	7.3%

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
Net par related to the top ten U.S. structured finance exposures reduced $226 million from December 31, 2017. The primary change in top U.S. structured finance exposures primarily relates to commutations and paydowns of RMBS during the six months ended June 30, 2018 in addition to prepayments on two investor owned utilities. During 2018, due to calls, CenterPoint Energy Inc. and Duke Energy Ohio, Inc. were removed from the top 10 largest U.S. structured finance exposures offset by the addition of The National Collegiate Student Loan Trust 2007-4 and Impac CMB Trust Series 2005-7.

| Ambac Financial Group, Inc. 60 2018 Second Quarter FORM 10-Q |

The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at June 30, 2018. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,410	2.5%
National Grid Electricity Transmission	UK-Utility	A-	1,117	2.0%
Capital Hospitals plc (2)	UK-Infrastructure	A-	902	1.6%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	895	1.6%
Anglian Water	UK-Utility	A-	787	1.4%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	781	1.4%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	736	1.3%
National Grid Gas	UK-Utility	A-	727	1.3%
Telereal Securitisation plc	UK-Asset Securitizations	AA	723	1.3%
RMPA Services plc	UK-Infrastructure	BBB+	598	1.1%
Total			$8,676	15.4%

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
Net par related to the top ten international finance exposures reduced $283 million from December 31, 2017. International exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. As of June 30, 2018, there was no change in the listing of exposures included within the top ten international exposures.
The concentration of net par amongst the top categories noted above (as a percentage of net par outstanding) has increased since December 31, 2017. Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.

| Ambac Financial Group, Inc. 61 2018 Second Quarter FORM 10-Q |

Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade net par exposures at June 30, 2018 and December 31, 2017. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:
Note: AAA is less than 1% in both periods.

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice.

	Net Par Outstanding
Summary of Below Investment Grade Exposure ($ in millions)	June 30, 2018	December 31, 2017
Public Finance:
Lease and tax-backed (1)	$2,101	$2,144
General obligation (1)	464	491
Transportation	378	397
Housing (2)	316	317
Health care	2	24
Other	184	189
Total Public Finance	3,445	3,562
Structured Finance:
Residential mortgage-backed and home equity—first lien	3,285	3,947
Residential mortgage-backed and home equity—second lien	1,466	2,803
Structured Insurance	900	900
Student loans	883	922
Mortgage-backed and home equity—other	149	166
Other	—	9
Total Structured Finance	6,683	8,747
International Finance:
Other	1,107	1,200
Total International Finance	1,107	1,200
Total	$11,235	$13,509

(1)
Lease and tax-backed revenue includes $1,802 of Puerto Rico net par at June 30, 2018 and December 31, 2017. General obligation includes $166 of Puerto Rico net par at June 30, 2018 and December 31, 2017. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Relates to military housing net par.
The decrease in below investment grade exposures is primarily due to (i) the commutation or upgrade of certain residential mortgage-backed transactions and (ii) paydowns or calls by issuers, mostly related to residential mortgage-backed securities. Despite the decrease in below investment grade exposures, such exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.
RESULTS OF OPERATIONS
Net income in the second quarter of 2018 was $4 million compared to net income of $7 million in the second quarter of 2017. The second quarter 2018 net income as compared to the second quarter 2017 was primarily driven by (i) higher interest expense, (ii) lower net premiums earned, (iii) lower investment income, and (iv) lower gains from interest rate derivatives, partially offset by (i) higher net realized investment gains, (ii) lower losses and loss expenses incurred, (iii) lower insurance intangible amortization, and (iv) lower operating expenses.

| Ambac Financial Group, Inc. 62 2018 Second Quarter FORM 10-Q |

Net income for the six months ended June 30, 2018 was $310 million compared to a net loss of $118 million for the six months ended June 30, 2017. The increase was primarily driven by (i) a losses and loss expenses benefit as compared to losses and loss expenses in the six months ended June 30, 2017, (ii) higher net investment income, (iii) higher net realized investment gains, and (iv) lower insurance intangible amortization, partially offset by (i) higher interest expense and (ii) lower net premiums earned.
A summary of our financial results is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Revenues:
Net premiums earned	$26	$43	$57	$91
Net investment income	67	85	177	167
Net other-than-temporary impairment losses	(1)	(2)	(1)	(6)
Net realized investment gains (losses)	47	4	52	(1)
Net gains (losses) on interest rate derivatives	9	34	35	33
Net realized gains (losses) on extinguishment of debt	—	2	3	5
Income (loss) on variable interest entities	1	(1)	1	2
Expenses:
Losses and loss expenses (benefit)	33	66	(215)	201
Insurance intangible amortization	23	33	52	71
Operating expenses	26	31	62	59
Interest expense	62	28	111	60
Provision for income taxes	2	7	5	26
Net income (loss) (attributable to common stockholders)	$4	$7	$310	$(118)
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2018 and 2017, respectively.
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

•
Exchanges were consummated, pursuant to which holders of surplus notes received the same effective package as holders of beneficial interests in Deferred Amounts, including the discount of $0.065 of each $1.00 of principal amount and accrued and unpaid interest on the surplus notes tendered. These exchanges resulted in Ambac Assurance's cancellation of $809.5 million of principal and accrued and unpaid interest of general account surplus notes. These exchanges were accounted for as a debt modification since the creditors before and after the discount remain the same and the change in the terms were not considered substantial. A substantial change is considered to be a change in cash flows of equal to or greater than 10% as a result of the modification of terms. As the change in cash flows is less than 10%, debt modification accounting is appropriate. Under debt modification accounting, no gain or loss is recorded, and a new effective interest rate is established based on the cash flows of the Ambac Note, which secures the Secured Notes issued. Additionally, any consideration paid that is directly related to the issuance of the Ambac Note is capitalized and amortized as part of the effective yield calculation.

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

•	Ambac incurred operating expenses for the six months ended June 30, 2018, including for AAC and OCI financial advisors, of approximately $15.5 million.
In order to execute these transactions, Ambac established a special purpose entity, Ambac LSNI, LLC, for the sole purpose of the issuance of $2,154 million of Secured Notes, of which Ambac Assurance received $644 million and Ambac received $125 million. Ambac does not consolidate Ambac LSNI, LLC;

| Ambac Financial Group, Inc. 63 2018 Second Quarter FORM 10-Q |

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
Net premiums earned decreased $17 million and $34 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of net premiums earned by market:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Normal Premium Earned:
Public finance	$10	$18	$20	$36
Structured finance	4	5	9	11
International finance	6	7	12	14
Total normal premiums earned	20	30	41	61
Accelerated Earnings:
Public finance	5	13	14	29
Structured Finance	1	—	1	—
International finance	—	—	—	—
Accelerated earnings	6	13	16	30
Total net premiums earned	$26	$43	$57	$91
The decrease in normal premiums earned in the three and six months ended June 30, 2018 is primarily attributable to the continued runoff of the portfolio. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Normal premiums are also impacted by the earnings of pre-refunded insured securities within Public Finance. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal premiums earned will increase over the remaining period of the related policy as the existing unearned premiums will be earned in the period between the pre-refunding date and the specified call date. Structured Finance normal premiums earned were impacted by continued runoff of the portfolio, particularly within the RMBS sector. International Finance normal premiums earned were reduced in the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 as a result of continued runoff of the portfolio, in particular a certain asset backed policy terminated in 2017 resulting in a reduction of premiums earned.
The decrease in public finance accelerated earnings in the three and six months ended June 30, 2018 is primarily attributed to the decreased call volume of municipal bonds.
Net Investment Income. Net investment income decreased $19 million and increased $10 million for the three and six months ended June 30, 2018 compared to the same periods in the prior year. The decrease for the three months ended June 30, 2018 is due primarily to the reduced size of the investment portfolio, including lower income on Ambac-insured RMBS, partially offset by higher income on other Ambac-insured securities. The balance of Ambac-insured RMBS in the portfolio has been reduced in connection with the Rehabilitation Exit Transactions and subsequent sales. Income from other Ambac-insured securities increased due to higher holdings of Puerto Rico bonds.
The increase in net investment income for the six month period is due to higher income on Ambac-insured bonds other than RMBS and Secured Notes received, partially offset by lower income on Ambac-insured RMBS and other fixed income securities resulting from the Rehabilitation Exit Transactions. Income from trading securities was $2 million for the six months ended June 30, 2018 compared to $10 million for the six months ended June 30, 2017.
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
Net other-than-temporary impairments for the three and six month periods ended June 30, 2018 and 2017 included credit related impairments on certain securities and also included some losses due to management's intent to sell securities.
Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Net (losses) on securities sold or called	$40	$7	$50	$—
Net foreign exchange gains (losses)	7	(2)	2	—
Total net realized gains (losses)	$47	$4	$52	$(1)
Net realized gains on securities sold for the three and six months ended June 30, 2018 were primarily from sales of Ambac-insured RMBS.

| Ambac Financial Group, Inc. 64 2018 Second Quarter FORM 10-Q |

Change in Fair Value of Credit Derivatives. The loss from change in fair value of credit derivatives for both the three and six months ended June 30, 2018 was less than a million dollars, as compared to the gains of $7 million and $8 million for the three and six months ended June 30, 2017. The loss for the three and six months ended June 30, 2018 was primarily due to a decline on reference obligation pricing on certain transaction within the portfolio. The gains for the three and six months ended June 30, 2017 were primarily due to the termination of a credit derivative.
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
Net gain (loss) on interest rate derivatives for the three and six months ended June 30, 2018 were $9 million and $35 million, respectively, compared to $34 million and $33 million for the three and six months ended June 30, 2017, respectively. The net gains for the three and six months ended June 30, 2018 reflect increases in interest rates and carrying costs that were higher than the comparable periods in 2017. The net gains for the three and six months ended June 30, 2017 were primarily driven by the commutation of interest rate swaps with a structured finance vehicle counterparty, partially offset by the impact of declining forward interest rates and carrying costs. Excluding gains on the terminated swaps, the net losses on interest rate derivatives for the three and six months ended June 30, 2017 were $9 million and $10 million.
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was less than a million dollars and $3 million for the three and six months ended June 30, 2018, respectively, compared to gains of $2 million and $5 million for the three and six months ended June 30, 2017, respectively. The gains for the three and six months ended June 30, 2018 related to surplus notes received by Ambac Assurance in settlement of Deferred Amounts held in its investment portfolio under the Rehabilitation Exit Transactions. The gains for the three and six months ended June 30, 2017 included gains from the settlements of repurchased surplus notes below their carrying values and gains from the settlements of certain residual obligations related to previously called surplus notes.
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
Income (loss) on variable interest entities was $1 million and $1 million for the three and six months ended June 30, 2018, compared to income (loss) of $(1) million and $2 million for the three and six months ended June 30, 2017. Income on variable interest entities for the three and six months ended June 30, 2018 included gains on discount accretion on VIEs net assets. Loss on variable interest entities for the three months ended June 30, 2017 included lower net asset values on certain VIEs reflecting higher estimated fair values on Ambac-insured long-term debt. Income on variable interest entities for the six months ended June 30, 2017 included higher net asset values on most VIEs reflecting lower market interest rates.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Losses and loss expenses included interest on Deferred Amounts pursuant to the Segregated Account Rehabilitation Plan that were discharged on February 12, 2018.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of approximately $1.789 billion and $1.807 billion at June 30, 2018 and December 31, 2017, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information regarding the estimation process for R&W subrogation recoveries.
The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

| Ambac Financial Group, Inc. 65 2018 Second Quarter FORM 10-Q |

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
RMBS (1)	$(26)	$(16)	$20	$(25)
Domestic Public Finance	44	52	33	222
Student Loans	(4)	20	(1)	23
Ambac UK	24	(35)	9	(108)
All other credits	(5)	—	(8)	2
Interest on Deferred Amounts	—	44	21	88
Discount on Rehabilitation Exit Transactions	—	—	(288)	—
Totals (2)	$33	$66	$(215)	$201

(1)
The losses and loss expense (benefit) associated with changes in estimated representation and warranties was $17 and $18 for the three and six months ended June 30, 2018, respectively, and $8 and $22 for the three and six months ended June 30, 2017, respectively.

(2)	Includes loss expenses incurred of $40 and $47 for the three and six months ended June 30, 2018, respectively and $16 and $34 for the three and six months ended June 30, 2017, respectively.
Losses and loss expenses (benefit) for the three and six months ended June 30, 2018 were driven by the following:

•	Higher projected losses in domestic public finance largely driven by Military Housing loss expenses incurred and additions to Puerto Rico loss reserves;

•
A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). Ambac recognized $17 and $6 million in foreign exchange losses for the three and six months ended June 30, 2018;

•
For the three months ended June 30, 2018, their was positive RMBS development as a result of clean up calls on transactions and favorable credit developments. The three and six months ended June 30, 2018 were adversely impacted by the impact of higher interest rates on excess spread;

•
Discount achieved pursuant to the Rehabilitation Exit Transactions for the six months ended June 30, 2018, partially offset by interest on Deferred Amounts through the Rehabilitation Exit Transactions date.

Losses and loss expenses (benefit) for the three and six months ended June 30, 2017 were driven by the following:

•
Higher projected losses in domestic public finance largely driven by negative development on Puerto Rico policies for the three and six months ended June 30, 2017. In addition, the three months ended June 30, 2017 saw negative development in the Military Housing sector;

•	Interest on deferred amounts; partially offset by

•
Lower projected losses in the Ambac UK portfolio for the three and six months ended June 30, 2017 from activities executed by the Ballantyne trust that indirectly reduced future expected claims on the Ambac insured notes. Lower projected losses for the six months ended June 30, 2017 in the Ambac UK portfolio is primarily due to the confidential settlement of litigation brought by Ambac UK in the name of

Ballantyne against JP Morgan Investment Management. Ambac recognized $12 million and $18 million in foreign exchange gains for the three and six months ended June 30, 2017, respectively.
The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Claims recorded (1) (2)	$61	$49	$118	$110
Subrogation received (3)	(36)	(53)	(75)	(118)
Net Claims Recorded	$26	$(4)	$43	$(8)

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

(2)
Claims recorded includes claims paid on Puerto Rico policies of less than a $1 and $28 for the three and six months ended June 30, 2018, respectively, and $0 and $14 for three and six months ended June 30, 2017, respectively.

(3)	Subrogation received declined due to the continuous runoff of the RMBS insured portfolio and the impact of higher interest rates on excess spread.
Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides details of operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Compensation	$14	$12	$30	$25
Non-compensation	12	19	32	34
Gross operating expenses	26	31	62	59
Reinsurance commissions, net	—	—	—	—
Total operating expenses	$26	$31	$62	$59
Gross operating expense for the three months ended June 30, 2018 were $26 million, a decrease of $5 million from the three months ended June 30, 2017. The decrease was due to the following:

•
Higher compensation costs primarily due to performance based awards granted of $2.4 million related to the Rehabilitation Exit Transactions and a $1.5 million increase of long term incentive compensation costs. These costs were driven by an improvement in performance metrics as well as new awards issued. These increases were partially offset by

| Ambac Financial Group, Inc. 66 2018 Second Quarter FORM 10-Q |

lower salaries as a result of reduced headcount since the second quarter of 2017.

•
Lower non-compensation costs primarily due to $9.6 million of lower legal, consulting and advisory fees in connection with the exit from rehabilitation of the Segregated Account, of which $0.9 million relates to advisory services provided for the benefit of OCI, partially offset by $2.5 million of costs associated with the August 2018 AMPS Exchange. Refer to Note 1. Background and Business Description for a discussion of the August 2018 AMPS Exchange.

Gross operating expenses for the six months ended June 30, 2018 were $62 million, an increase of $3 million from the six months ended June 30, 2017. The increase was due to the following:

•
Higher compensation costs primarily due to (i) $2.5 million increase of long term incentive compensation costs driven by an improvement in performance factors in addition to new awards issued; (ii) $2.4 million of awards granted related to the Rehabilitation Exit Transactions; (iii) $1.5 million increase in equity granted in lieu of a cash bonus due to a higher number of employees receiving equity as portion of their annual bonus, (iv) $0.9 million related to the settlement of a previously granted performance restricted stock unit award issued to the former CEO that vested upon the Segregated Account's exit from rehabilitation. These costs were partially offset by lower salaries of $2.1 million as a result of reduced headcount since the second quarter of 2017.

•
Lower non-compensation costs primarily due to (i) $3.7 million of lower legal, consulting and advisory fees in connection with the exit from rehabilitation of the Segregated Account and (ii) a reduction in litigation contingencies of $1.5 million. These lower fees were partially offset by $2.5 million of costs associated with the August 2018 AMPS Exchange and higher incremental OCI Advisors consulting and legal fees of $1.2 million.

With the conclusion of the Segregated Account rehabilitation, the duties of the Wisconsin Insurance Commissioner as rehabilitator of the Segregated Account have been discharged. Legal and consulting services provided for the benefit of OCI amounted to $1.3 million and $5.8 million during the three and six months ended June 30, 2018, respectively, compared to $2.3 million and $4.6 million for the three and six months ended June 30, 2017. Subsequent to the Segregated Account's exit from rehabilitation, advisory services for the benefit of OCI will continue, but at a reduced level.
Interest Expense. Interest expense includes accrued interest on Secured Borrowing notes, the Ambac Note, Tier 2 Notes, and surplus notes issued by Ambac Assurance. Additionally, interest expense includes discount accretion on all debt (excluding the Secured Borrowing) as their carrying value is at a discount to par.

The following table provides details by type of obligation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Surplus notes	$15	$27	$36	$58
Ambac note	40	—	63	—
Tier 2 notes	6	—	10	—
Secured borrowing	1	1	2	2
Total interest expense	$62	$28	$111	$60
The increase in interest expense for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily results from the issuance of the Ambac Note and Tier 2 Notes in connection with the Rehabilitation Exit Transactions, partially offset by reduced debt balances resulting from surplus notes cancelled and the amortization and redemption of the Secured Borrowing notes outstanding. On June 22, 2018, the Secured Borrowing was fully redeemed. Refer to Note 10. Long-term Debt to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the Ambac Note and Tier 2 Notes.
Surplus note principal and interest payments require the approval of OCI. Except for a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after the Rehabilitation Exit Transactions, annually from 2011 through 2018, OCI issued its disapproval of the requests of Ambac Assurance to pay the full interest on outstanding surplus notes issued by Ambac on the annual scheduled interest payment date of June 7th. Ambac Assurance has not requested to pay interest on any junior surplus notes since their issuance. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $135 million and $110 million, respectively, at June 30, 2018.
Provision for Income Taxes. The provision for income taxes for the three and six months ended June 30, 2018, was $2 million and $5 million, a decrease of $5 million and $22 million compared to the provision for income taxes reported for three and six months ended June 30, 2017. The change for the three months ended June 30, 2018 compared to the prior year quarter was attributable to reduced foreign income tax on lower income in Ambac UK. The change for the six months ended June 30, 2018 when compared to the prior year was driven primarily by foreign taxes related to the Ballantyne litigation settlement which occurred in the first quarter of 2017.

| Ambac Financial Group, Inc. 67 2018 Second Quarter FORM 10-Q |

LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $270 million, (including $120 million of Secured Notes issued by Ambac LSNI) as of June 30, 2018 and expense sharing and other arrangements with Ambac Assurance. Ambac also has investments of $87 million in surplus notes issued by Ambac Assurance and $37 million in Corolla Trust (as described more fully in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017). Securities issued or insured by Ambac Assurance are generally less liquid that investment grade and other traded investments.
Pursuant to the amended and restated tax sharing agreement among Ambac, Ambac Assurance and certain affiliates (the "Amended TSA"), Ambac Assurance is required to make payments ("tolling payments") to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”). Ambac has accrued $30 million of tolling payments based on NOLs used by Ambac Assurance in 2017. In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018.  Ambac has also agreed to continue to defer the tolling payment for the use of net operating losses by Ambac Assurance until such time as OCI consents to the payment.
For the six months ended June 30, 2018, Ambac Assurance utilized post determination date NOLs of $229 million for which it has accrued a tolling payment liability of $14 million which, assuming Ambac Assurance's cumulative full year 2018 taxable income does not fall below $168 million, is expected to be paid to Ambac in 2019. Under an inter-company cost allocation agreement, Ambac is also reimbursed for certain operating costs and expenses, but subject to a $4 million per year cap and only if approved by OCI.
It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore cash and investments, payments under the intercompany cost allocation agreement, if any, and future tolling payments, if any, will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for more information on dividend payment restrictions.
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
The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claims, commutation and related expense payments on insurance policies, ceded reinsurance premiums, principal and interest payments on the Ambac Note and Secured Borrowing (which was fully repaid in June 2018), surplus note principal and interest payments, Tier 2 Note payments, additional loans to affiliates and tolling payments due to Ambac under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 10. Long-term Debt to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further discussion of the payment terms and conditions on the Tier 2 Notes.
Ambac Assurance manages its liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times.
Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Refer to Note 1. Background and Business Description for a discussion of the August 2018 AMPS Exchange that reduced the liquidation preference of the AMPS from $660.3 million at June 30, 2018 to $102.9 million as of August 1, 2018. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for more information on dividend payment restrictions.
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
Ambac Financial Services ("AFS") Liquidity. AFS provides interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Additionally, AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee

| Ambac Financial Group, Inc. 68 2018 Second Quarter FORM 10-Q |

exposures. The principal uses of liquidity by AFS are payments on intercompany loans, payments under derivative contracts (primarily interest rate swaps and US Treasury futures), collateral posting and operating expenses. Management believes that AFS’ short and long-term liquidity needs can be funded from intercompany loans from Ambac Assurance and receipts from derivative contracts since AFS borrows cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from OCI.
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Six Months Ended June 30,
($ in million)	2018	2017
Cash provided by (used in):
Operating activities	$(1,312)	$(165)
Investing activities	1,015	416
Financing activities	(282)	(286)
Foreign exchange impact on cash and cash equivalents	(1)	(1)
Net cash flow	$(579)	$(37)
Operating activities
The following represents the significant cash activities during the six months ended June 30, 2018 and 2017:

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

•
Payment of interest on long-term debt of $158 million, including $100 million on surplus notes made in connection with the Rehabilitation Exit Transactions, $56 million on the Ambac Note and $2 million on the secured borrowing which has been fully repaid as of June 30, 2018.

•	Net loss and loss expenses paid, including commutation payments, during the six months ended June 30, 2018 and 2017 are detailed below:

	Six Months Ended June 30,
($ in million)	2018	2017
Net loss and loss expenses paid (recovered):
Net losses paid (1)	$153	$105
Net subrogation received	(75)	(118)
Net loss expenses paid	62	21
Net cash flow	$140	$8

(1)	Net losses paid includes claims paid on Puerto Rico policies of $28 and $14 million for the six months ended June 30, 2018 and 2017, respectively.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim and expense payments. In July 2018, Ambac Assurance paid claims of $134 million (gross of reinsurance) on Puerto Rico policies.
Financing Activities
Financing activities for the six months ended June 30, 2018 include proceeds from the issuance of Tier 2 Notes of $240 million, paydowns of Ambac Note of $113 million, repayments of the Secured Borrowing of $74 million, payments for the extinguishment of surplus notes of $191 million (in connection with the Rehabilitation Exit Transactions) and paydowns of VIE debt obligations of $138 million.
Financing activities for the six months ended June 30, 2017 include repayments of a secured borrowing of $17 million, payment for investment agreements of $82 million, payments for the extinguishment of surplus notes of $69 million and paydowns of VIE debt obligations of $116 million.
Credit Ratings and Collateral.
Ambac Financial Services, LLC (“AFS”) provides interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments, but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $106 million (cash and securities collateral of $21 million and $85 million, respectively), including independent amounts, under these contracts at June 30, 2018.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets decreased by approximately $1,657 million from December 31, 2017 to $21,535 million at June 30, 2018, primarily due to the net impact of the Rehabilitation Exit Transactions as discussed below. Other significant changes during the six months ended June 30, 2018 were lower VIE assets as a result of currency changes (weakening of the British Pound), lower intangible assets

| Ambac Financial Group, Inc. 69 2018 Second Quarter FORM 10-Q |

as a result of amortization, partially offset by gains from positive market value performance on invested assets.
Total liabilities decreased by approximately $2,076 million from December 31, 2017 to $19,471 million as of June 30, 2018, primarily as a result of the Rehabilitation Exit Transactions as discussed below. Other significant changes during the six months ended June 30, 2018 were lower VIE liabilities as a result of currency changes, lower unearned premiums from the runoff of the insured portfolio, the full redemption of the Secured Borrowing transaction on June 22, 2018 and partial paydowns on the Ambac Note, partially offset by higher accrued interest payable on surplus notes and new debt.
As of June 30, 2018 total stockholders’ equity was $2,064 million, compared with total stockholders’ equity of $1,645 million at December 31, 2017. This increase was primarily driven by Total Comprehensive Income during the period. Total Comprehensive Income during 2018 was driven by net income, unrealized gains on investment securities, partially offset by translation losses related to Ambac's foreign subsidiaries.
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

•
Long-term debt has been increased by the Ambac Note issued to Ambac LSNI with a carrying value of approximately $2,039 million and the issuance of Tier 2 Notes with a carrying value of approximately $240 million, partially offset by the consolidated reduction of surplus notes principal with a carrying value of approximately $413 million. Refer to Note 10. Long-term Debt to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information regarding Ambac's debt obligations.
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
Ambac Financial Group, Inc.'s non-VIE investment portfolio's primary objective is to preserve capital and liquidity for strategic uses while maximizing income, including investments in securities issued by or guaranteed by Ambac Assurance.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at June 30, 2018 and December 31, 2017:

($ in millions)	June 30, 2018	December 31, 2017
Fixed income securities	$3,515	$4,652
Short-term	393	557
Other investments	394	432
Fixed income securities pledged as collateral	85	100
Total investments (1)	$4,387	$5,741

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £193 ($254) and €38 ($44) as of June 30, 2018 and £210 ($284) and €41 ($49) as of December 31, 2017.

| Ambac Financial Group, Inc. 70 2018 Second Quarter FORM 10-Q |

The following table represents the fair value of mortgage and asset-backed securities at June 30, 2018 and December 31, 2017 by classification:

($ in millions)	June 30, 2018	December 31, 2017
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	202	1,029
RMBS—Second Lien	$191	$840
RMBS—First Lien—Sub Prime	120	382
Total residential mortgage-backed securities	512	2,251
Other asset-backed securities
Military Housing	235	243
Student Loans	166	152
Structured Insurance	141	138
Auto	24	32
Credit Cards	13	33
Total other asset-backed securities	579	598
Total (1)	$1,092	$2,849

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK for both periods presented. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and CCC- as of June 30, 2018, and C and CCC as of December 31, 2017, respectively. The ratings on insured securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating.

The following charts provide the ratings (1) distribution of the fixed income investment portfolio based on fair value at June 30, 2018 and December 31, 2017:

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 63% and 64% of the 2018 and 2017 combined fixed income portfolio, respectively.
The changes in ratings during the six months ended June 30, 2018 were the result of the Rehabilitation Exit Transactions with significant reductions in BIG Ambac-insured RMBS bonds partially offset by the receipt of the Secured Note issued from Ambac LSNI, which is not rated.
Refer to Note 8. Investments to the Unaudited Financial Statements included in Part 1, Item 1 in this Form 10-Q for information about Ambac's consolidated non-VIE investment portfolio.
Premium Receivables. Ambac either received premium upfront at time of issuance of the insurance policy or in installments over the policy term. For installment premium transactions, a premium

| Ambac Financial Group, Inc. 71 2018 Second Quarter FORM 10-Q |

receivable asset is established equal to the (i) present value of future contractual premiums due or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction. Ambac's premium receivables decreased to $554 million at June 30, 2018 from $586 million at December 31, 2017. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, adjustments for changes in expected and contractual cash flows, and the impact of currency exchange rates on non-US denominated future premiums, partially offset by accretion of premium receivable discount.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. Dollars
U.S. Dollars		$369	$369
British Pounds		£115	151
Euros		€28	33
Australian Dollars	A$	1	1
Total			$554
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $114.5 million from its reinsurers at June 30,

2018.  These collateral amounts are in excess of Ambac’s reinsurance recoverable on paid and unpaid losses for the related reinsurer. As of June 30, 2018 and December 31, 2017, reinsurance recoverable on paid and unpaid losses were $39 million and $41 million, respectively.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of June 30, 2018 and December 31, 2017, the net insurance intangible asset was $786 million and $847 million, respectively. Other than through amortization, variance in the insurance intangible asset is solely from translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative liabilities decreased from $83 million at December 31, 2017 to $68 million as of June 30, 2018. The decrease resulted primarily from higher interest rates during the six months ended June 30, 2018.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. For periods prior to February 12, 2018, loss and loss expense reserves included the unpaid portion of interest accrued on Deferred Amounts established pursuant to the Segregated Account Rehabilitation Plan. The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of June 30, 2018 and December 31, 2017 were $181 million and $4,114 million, respectively.

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)
June 30, 2018:
Loss and loss expense reserves	$—	$—	$2,484	$(306)	$(121)	$2,057
Subrogation recoverable	—	—	265	(2,141)	—	(1,876)
Totals	$—	$—	$2,749	$(2,447)	$(121)	$181

December 31, 2017:
Loss and loss expense reserves	$2,412	$668	$2,855	$(1,054)	$(136)	$4,745
Subrogation recoverable	615	172	102	(1,520)	—	(631)
Totals	$3,027	$840	$2,957	$(2,574)	$(136)	$4,114

(1)	Present value of future recoveries include R&W subrogation recoveries of $1,816 and $1,834 at June 30, 2018 and December 31, 2017, respectively.

(2)	Includes Euro denominated gross loss and loss expense reserves. US dollar equivalents of such reserves were $15 (€13) and $21 (€18) at June 30, 2018 and December 31, 2017, respectively.
The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Please refer to the "Critical Accounting Policies and Estimates" and “Results of

Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in addition to Basis of Presentation and Significant Accounting Policies and Loss

| Ambac Financial Group, Inc. 72 2018 Second Quarter FORM 10-Q |

Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 6. Financial Guarantee Insurance Contracts, respectively of the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information on loss and loss expenses.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 87% of our ever-to-date insurance claims recorded with RMBS comprising 81%. Although historically RMBS and student loan securities have been the largest source of claim activity there are reserves on Public Finance and Ambac UK credits that may result in significant claim payments in the future. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at June 30, 2018 and December 31, 2017:

	Gross Par Outstanding (1)(2)	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims	Accrued Interest	Claims and Loss Expenses	Recoveries
June 30, 2018:
RMBS	$4,145	$—	$—	$777	$(2,027)	$(14)	$(1,264)
Domestic Public Finance	3,749	—	—	1,222	(377)	(72)	773
Student Loans	689	—	—	356	(36)	(11)	309
Ambac UK	936	—	—	305	(7)	(18)	280
Other credits	476	—	—	15	—	(6)	9
Loss expenses	—	—	—	74	—	—	74
Totals	$9,995	$—	$—	$2,749	$(2,447)	$(121)	$181

December 31, 2017:
RMBS	$5,243	$3,014	$837	$888	$(2,120)	$(21)	$2,598
Domestic Public Finance	4,265	13	3	1,278	(403)	(75)	816
Student Loans	701	—	—	361	(40)	(13)	308
Ambac UK	941	—	—	315	(11)	(18)	286
All other credits	537	—	—	26	—	(9)	17
Loss expenses	—	—	—	89	—	—	89
Totals	$11,687	$3,027	$840	$2,957	$(2,574)	$(136)	$4,114

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $518 and $38, respectively, at June 30, 2018 and $590 and $41, respectively at December 31, 2017. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

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
The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before representation and warranty subrogation recoveries and gross loss reserves net of representation and warranty subrogation recoveries for all RMBS exposures for which Ambac established reserves at June 30, 2018 and December 31, 2017:

| Ambac Financial Group, Inc. 73 2018 Second Quarter FORM 10-Q |

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
June 30, 2018:
Second-lien	$804	$256	$—	$256
First-lien Mid-prime	1,620	75	—	75
First-lien Sub-prime	389	56	—	56
Other	114	7	—	7
Total Credits Without Subrogation	2,927	394	—	394
Second-lien	486	1	(1,260)	(1,259)
First-lien Mid-prime	51	7	(80)	(73)
First-lien Sub-prime	681	150	(476)	(326)
Total Credits With Subrogation	1,218	158	(1,816)	(1,658)
Total	$4,145	$552	$(1,816)	$(1,264)

December 31, 2017:
Second-lien	$1,065	$735	$—	$735
First-lien-Mid-prime	1,849	1,997	—	1,997
First-lien-Sub-prime	667	190	—	190
Other	137	144	—	144
Total Credits Without Subrogation	3,718	3,066	—	3,066
Second-lien	735	719	(1,272)	(553)
First-lien Mid-prime	59	104	(79)	25
First-lien Sub-prime	731	543	(483)	60
Total Credits With Subrogation	1,525	1,366	(1,834)	(468)
Total	$5,243	$4,432	$(1,834)	$2,598
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The decline in public finance gross loss reserves at June 30, 2018 as compared to December 31, 2017 was primarily related to the payment of claims, partially offset by the continued uncertainty and volatility of the situation in Puerto Rico. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	June 30, 2018		December 31, 2017
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$2,138	$634	$2,201	$650
General obligation	970	54	1,053	60
Transportation revenue	93	45	495	64
Housing	447	29	449	31
Other	101	11	67	11
Total	$3,749	$773	$4,265	$816

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
It is possible that our estimated future losses for insurance policies discussed above could be understated, or that our estimated future

| Ambac Financial Group, Inc. 74 2018 Second Quarter FORM 10-Q |

recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2018 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A of the Company's 2017 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q, as well as the following descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes. The occurrence of these stressed outcomes individually or collectively would have a material adverse effect on our results of operations and financial condition and may result in materially adverse consequence for the Company, including (without limitation) impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward, are not unlikely if we used a different model or methodology to project losses. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,816 million as of June 30, 2018 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at June 30, 2018 could be approximately $30 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1.8 billion. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $35 million. There can be no assurance that losses may not exceed such amounts.
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
Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market, resulting from reduced or limited access to alternative forms of credit (such as bank loans) or other exogenous factors, such as the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which could potentially reduce municipal investor appetite for tax-exempt municipal bonds by corporate investors and over the longer term could potentially put additional pressure on issuers in states with high state and local taxes. These factors could deprive issuers access to funding at a level necessary to avoid defaulting on their obligations. While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions.
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

| Ambac Financial Group, Inc. 75 2018 Second Quarter FORM 10-Q |

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
Material additional losses caused by the above-described factors would have a material adverse effect on our results of operations and financial condition. For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at June 30, 2018, the possible increase in loss reserves could be approximately $1.3 billion. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions of the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at June 30, 2018, the possible increase in loss reserves could be approximately $95 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $30 million. However, there can be no assurance that losses may not exceed such amounts. Material additional losses caused by the above-described factors would have a material adverse effect on our results of operations and financial condition.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $195 million greater than the loss reserves at June 30, 2018. However, there can be no assurance that losses may not exceed such amount. Material additional losses caused by the above-described factors would have a material adverse effect on our results of operations and financial condition.
Long-term Debt. Long-term debt consists of senior and junior surplus notes issued by Ambac Assurance, the Ambac Note and Tier 2 notes issued in connection with the Rehabilitation Exit Transactions and the Secured Borrowing obligation. The carrying value of each of these as of June 30, 2018 and December 31, 2017 is below:

($ in millions)	June 30, 2018	December 31, 2017
Surplus notes	$517	$918
Ambac note	2,039	—
Tier 2 notes	240	—
Secured borrowing	—	74
Total Long-term Debt	$2,796	$992
The increase in long-term debt from December 31, 2017 is due to the issuance of new debt in connection with the Rehabilitation Exit Transactions. The increase in new debt was partially offset by the redemption of a portion of the senior surplus notes in connection with the Rehabilitation Exit Transactions, the repayment of the Secured Borrowing and the June 2018 redemption of $113 million of the Ambac Note.
VARIABLE INTEREST ENTITIES
Please refer to Note 3. Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for information regarding special purpose and variable interest entities.
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

| Ambac Financial Group, Inc. 76 2018 Second Quarter FORM 10-Q |

unassigned funds (surplus) balance, as of January 1, 2018, to $100 million with an offsetting reduction to gross paid-in and contributed surplus such that total surplus remained unchanged.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $1,282 million and $1,758 million at June 30, 2018, respectively, as compared to $700 million and $1,156 million at December 31, 2017, respectively. The drivers to the net increase were:

•
Statutory net income of $175 million. Statutory net income was positively impacted by the Second Amended Plan of Rehabilitation whereby Ambac Assurance settled its unpaid claims at a discount of approximately $288 million which was recognized as a reduction to losses incurred, partially offset by the loss on extinguishment of surplus notes received of $43.0 million and the one-time interest payment on surplus notes (other than junior surplus notes) of $14 million.

•
In connection with the Second Amended Plan of Rehabilitation, the par amount of Ambac Assurance's remaining surplus notes of $361 million was reclassified from liabilities to a component of policyholders surplus.

•
An increase of $65 million from increases in the fair value of investment securities that are recorded at the lower of amortized cost or fair value. This increase primarily resulted from fair value increases of Ambac-insured Puerto Rico bonds owned.

The execution of Surplus Note exchanges were accounted for as a debt modification since the creditors before and after the discount remain the same and the change in the terms were not considered substantial. Under debt modification accounting, no gain or loss is recorded at transaction execution and a new effective interest rate is established based on the cash flows of the new Ambac Note.
Ambac Assurance’s statutory policyholder surplus includes $368 million of junior surplus notes. The junior surplus notes, the remaining surplus notes, the Ambac Note, the Tier 2 Notes and the preferred stock issued by Ambac Assurance, are obligations that have claims on the resources of Ambac Assurance which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
Ambac Assurance statutory surplus is sensitive to multiple factors, including: (i) loss reserve development, (ii) approval by OCI of payments on surplus notes, including junior surplus notes, (iii) ongoing interest costs associated with the Ambac Note and Tier 2 Notes, including changes to interest rates as the Ambac Note is a floating rate obligation, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts or receive recoveries sufficient to pay or redeem the Ambac Note and Tier 2 Notes, (x)

realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed practices by the OCI.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £274 million at June 30, 2018 as compared to £266 million at December 31, 2017.  The increase in shareholders’ funds was primarily due to the receipt of premiums and investment return on fixed income and other investments together with unrealized foreign exchange gains on investments denominated in currencies other than Ambac UK's functional currency (British Pounds), offset by an increase in loss provisions. At June 30, 2018, the carrying value of cash and investments was £459 million, a decrease from £460 million at December 31, 2017. The decrease in cash and investments is due to sales of fund investments at the end of the quarter where the proceeds were not received until July (£14 million), offset by the continued receipt of premiums, net investment income and unrealized foreign exchange gains as noted above.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of available and eligible capital resources, regulatory capital requirements and regulatory capital deficits under Solvency II at March 31, 2018 represents the most recent available data for these items. The calculation of capital resources, regulatory capital requirements and regulatory capital deficit of Ambac UK as at June 30, 2018 will be finalized on August 11, 2018 and will be published on Ambac's website shortly thereafter.
Available capital resources under Solvency II were a surplus of £64 million at March 31, 2018 of which £35 million were eligible to meet solvency capital requirements. The eligible capital resources at March 31, 2018 were in comparison to regulatory capital requirements of £336 million. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £301 million at March 31, 2018. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

| Ambac Financial Group, Inc. 77 2018 Second Quarter FORM 10-Q |

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

	Three Months Ended June 30,
	2018		2017
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$4	$0.09	$7	$0.16
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	0.01	(5)	(0.10)
Insurance intangible amortization	23	0.50	33	0.73
Foreign exchange (gains) losses	9	0.18	(8)	(0.19)
Fair value (gain) loss on interest rate derivatives from Ambac CVA	—	—	43	0.94
Adjusted earnings (loss)	$36	$0.78	$70	$1.54

	Six Months Ended June 30,
	2018		2017
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$310	$6.73	$(118)	$(2.61)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	1	0.02	(3)	(0.06)
Insurance intangible amortization	52	1.13	71	1.57
Foreign exchange (gain) loss	4	0.07	(16)	(0.34)
Fair value (gain) loss on derivative products from Ambac CVA	—	—	45	0.99
Adjusted earnings (loss)	$366	$7.95	$(21)	$(0.45)

| Ambac Financial Group, Inc. 78 2018 Second Quarter FORM 10-Q |

Net income (loss) effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. Included within Net income (loss) attributable to common stockholders of these consolidated VIEs was $1 million and $2 million for the six months ended June 30, 2018 and 2017, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services - Insurance Topic of the ASC, included within Net income (loss) would have been $8 million and $6 million for the six months ended June 30, 2018 and 2017, respectively. The difference between these different accounting bases (including per share amounts) was $6 million ($0.14 per diluted share) and $3 million ($0.07 per diluted share), for the six months ended June 30, 2018 and 2017, respectively. This is supplemental information only and is not a component of Adjusted Earnings.
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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	June 30, 2018		December 31, 2017
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,800	$39.70	$1,381	$30.52
Adjustments:
Non-credit impairment fair value losses on credit derivatives	1	0.03	1	0.01
Insurance intangible asset	(786)	(17.34)	(847)	(18.71)
Net unearned premiums and fees in excess of expected losses	537	11.84	597	13.20
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(154)	(3.39)	(31)	(0.68)
Adjusted book value	$1,398	$30.84	$1,101	$24.34
Stockholders' equity effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. The impact on Total Ambac Financial Group, Inc. stockholders' equity of these consolidated VIEs was $123 million and $134 million at June 30, 2018 and December 31, 2017, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services Insurance Topic of the ASC, included within stockholders' equity would have been $164 million and $179 million at June 30, 2018 and December 31, 2017, respectively. The net difference between these different accounting bases (including per share amounts) was $41 million ($0.90 per share) and $45 million ($0.99 per share) at June 30, 2018 and December 31, 2017, respectively. This is supplemental information only and is not a component of Adjusted Book Value.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned

| Ambac Financial Group, Inc. 79 2018 Second Quarter FORM 10-Q |

premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2017 to June 30, 2018 was primarily driven by Adjusted earnings.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. As a result of the Rehabilitation Exit Transactions, as of June 30, 2018 Ambac's investment portfolio is lower and long-term debt has increased which has changed our exposure to interest rate risk compared to the sensitivities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
The interest rate derivatives portfolio is managed as a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). The interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.9 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at June 30, 2018.

The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at June 30, 2018:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$292	$196	$99	$—	$(103)	$(216)
Estimated net fair value	(517)	(613)	(710)	(809)	(912)	(1,025)

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of June 30, 2018, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
Item 4.     Controls and Procedures.
In connection with the preparation of this second quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

| Ambac Financial Group, Inc. 80 2018 Second Quarter FORM 10-Q |

risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K, other than as described below.
Risks Related to Ambac Common Shares
The issuance of additional shares of Ambac, including the shares of Ambac common stock underlying the warrants delivered pursuant to the AMPS Exchange, may dilute current shareholder value or have adverse effects on the market price of Ambac’s common stock.
If Ambac raises capital through the issuance of additional shares of common stock, whether for select business transactions, general corporate purposes, or in exchange for other securities (including the warrants delivered pursuant to the AMPS Exchange), the value of current stockholders’ interests may be diluted as Ambac is not required to offer any such shares to existing stockholders on a preemptive basis.
Ambac cannot predict the effect, if any, of future sales of its common stock, or the availability of shares for future sales, on the market price of its common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for its common stock.
Risks Related to Indebtedness
Our ability to generate the significant amount of cash needed to service our debt and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.
Ambac Assurance is highly leveraged and has greater indebtedness outstanding following consummation of the AMPS Exchange. Ambac Assurance’s ability to make payments on and refinance its debt, including surplus notes (which continue to accrete), and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow and on the performance of the insured portfolio. After giving effect to the AMPS Exchange, Ambac Assurance had $740.1 million principal balance of surplus notes (other than junior surplus notes) outstanding plus $368 million principal balance of junior surplus notes outstanding. Ambac Assurance’s cash flow generation will depend on receipt of premiums, investment returns, earnings from subsidiaries and potential litigation recoveries offset by policyholder claims, commutation payments and operating expenses, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control and many of which are event-driven.
Ambac Assurance has incurred, and may in the future incur, additional indebtedness that is senior to its surplus notes. For example, in February 2018, Ambac Assurance issued Tier 2 Notes and the Ambac Note. As of June 30, 2018, approximately $2,288.9 million of our indebtedness was senior to our surplus notes. The Tier 2 Notes and the Ambac Note are secured by potential litigation recoveries, the receipt of which is highly uncertain. Failure to achieve litigation recoveries in an amount sufficient to repay the Tier 2 Notes and the Ambac Note would materially weaken Ambac Assurance’s ability to service its indebtedness.
If Ambac Assurance cannot pay its policyholders’ claims or service its debt, it will have to take actions such as selling assets, restructuring or refinancing its debt or seeking additional capital. Any of these remedies may not, if necessary, be effected on commercially reasonable terms, or at all. Because of these and other factors beyond our control, Ambac Assurance may be unable to pay the principal, interest or other amounts on its indebtedness when due or ever.
Risks Related to Capital, Liquidity and Markets
AMPS that were not exchanged and cancelled in the AMPS Exchange may be acquired, redeemed or repaid on terms that may be viewed as more, or less, favorable than the terms of the applicable consideration offered in the AMPS Exchange.
Ambac or Ambac Assurance may acquire, redeem or repay AMPS that were not exchanged and cancelled in the AMPS Exchange through open market purchases, privately negotiated transactions, other tender or exchange offers, redemptions under the AMPS, or such other means as Ambac or Ambac Assurance (as the case may be) deems appropriate, subject to the restrictions in its governing documents, the restrictive covenants in its contracts and any applicable regulatory restrictions. Any such transactions will occur upon the terms and at the prices as Ambac or Ambac Assurance (as the case may be) may determine in its sole discretion, which may be more or less favorable than the terms of the AMPS Exchange, and in any case could be for cash or other consideration. Ambac or Ambac Assurance may choose to pursue any or none of these alternatives, or combinations thereof, in the future.
For a period of 180 days following the settlement date for the AMPS Exchange, the Supporting Holders have the right to receive additional consideration equal to the difference between the consideration paid to AMPS holders who tendered their AMPS in the AMPS Exchange before July 17, 2018 and any additional consideration paid to other holders of AMPS if Ambac or Ambac Assurance (as the case may be) were to repurchase or redeem AMPS held by other holders. Eligible holders who are not Supporting Holders but participate in the AMPS Exchange are not entitled to receive any future consideration for their AMPS. Any repurchase of AMPS in the future could require us to pay significantly greater consideration.
Risks Related to Taxation
The surplus notes received in the AMPS Exchange may not be fungible for U.S. federal income tax purposes with the other surplus notes that are currently outstanding.
The surplus notes received in the AMPS Exchange have a different issue price for U.S. federal income tax purposes than the surplus notes that are currently outstanding and, therefore, are expected to accrue original issue discount (“OID”) in an amount that differs from the amounts of OID accruing on the other surplus notes that are currently outstanding. Therefore, the surplus notes received in the AMPS Exchange may not be fungible with the other outstanding surplus notes for U.S. federal income tax purposes. Because the surplus notes received in the AMPS Exchange have the same CUSIP number as the other surplus notes that are currently outstanding, the surplus notes received in the AMPS Exchange will not be readily distinguishable from the other outstanding surplus notes. This could create uncertainty in the market and could adversely affect the liquidity and/or trading values of the surplus notes.
Risks Related to International Business
Uncertainty regarding the economic impact of “Brexit” may have an adverse effect on Ambac’s insured international portfolio and

| Ambac Financial Group, Inc. 81 2018 Second Quarter FORM 10-Q |

the value of its foreign investments, both of which primarily reside with its subsidiary Ambac UK.
In a non-binding referendum on the United Kingdom’s (“UK”) membership in the European Union (“EU”) in June 2016, a majority of those who voted approved the UK’s withdrawal from the EU. As a result of the referendum, in March 2017 the UK government gave the EU formal notification of its intent to leave with the expectation of formal withdrawal two years later on 29 March 2019. Also, in March 2017 the UK began initial (or phase one) negotiations with the EU regarding the terms of its departure (“Brexit”). On December 8, 2017 the EU and UK jointly announced, as set out in the Joint Report and Commission Communication (“Joint Report”), that “sufficient progress” in phase one of the separation negotiations between the parties had been made to permit Brexit negotiations to move on to a more detailed phase two beginning in January 2018.
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
While phase two Brexit separation discussions commenced in January 2018, these discussions will not include details of future, post-Brexit, trade relations. What is envisaged in the Joint Report next is “an agreement as early as possible in 2018 on transitional arrangements”. An outcome to those transitional arrangement discussions has not yet emerged. A further, separate, mandate for negotiations on a future post-transition trade framework was anticipated to begin by summer 2018 however that has been delayed as a result of the lack of progress on transitional arrangement negotiations.  In any event it is envisaged negotiations on the future trade framework would be concluded during the actual transitional phase, and would be influenced by the nature of the transitional arrangements agreed between the parties.
In the event no transitional arrangements or new agreements are put into place for insurers, Brexit will mean that the activities in the EEA of UK passporting insurers will become unlawful on March 29, 2019 (“no-deal Brexit”). They will lose their legal authorization to serve clients who benefit from policies issued by a UK incorporated insurers under freedom of services passporting rights (and thereby may be unable to legally collect premiums or pay claims) and if they have branches in EEA Member States they may be legally obliged to capitalize them as a so-called third country branch from an institution outside the EEA or close them down and no longer be legally represented in those jurisdictions.
In light of the materiality of the insurance sector to the UK economy and taking into account the significant amount of insurance business undertaken by EEA based insurers in the UK (which will be similarly affected) it is reasonable to assume transition arrangements will be put in place leading to insurers being able to continue to service EU policies beyond March 29, 2019 for at least a transition period and likely to their natural run-off in relation to policies written prior to March 29, 2019.  However, at this stage there is no certainty that such a transition agreement can be reached between the EU and the UK Government, indeed the UK financial regulatory authority is actively encouraging regulated firms to put into place contingency plans in light of no-deal Brexit risk, as are the EU and EU member states’ financial regulatory bodies.
Ambac UK has a branch in Italy, with one material policy remaining issued from the branch. The branch is not capitalized separately from Ambac UK. In the event of a no-deal Brexit the future nature and status of the branch is unclear. Ambac UK is in dialogue with the PRA over this matter in terms of contingency planning however there have been no clear determinations made to date.
Ambac UK has seven policies (including the one from the branch) in the EU written under current passporting rights the aggregate par value of which as at June 30, 2018 is $2.5 billion and as noted Ambac UK’s ability to service these contracts beyond March 29, 2019 is currently unclear unless and until legally binding Brexit transition agreements are put into place. During July 2018 one of these policies terminated early such that currently Ambac UK now has six policies outstanding (including the one from the branch) with aggregate par outstanding of $2.4 billion.
In addition to the direct impact on insurers cited above, general uncertainty and the perceptions as to the ultimate impact of Brexit may adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, and the EU.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
None.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers

| Ambac Financial Group, Inc. 82 2018 Second Quarter FORM 10-Q |

There following table summarized Ambac's activity of share purchases during the second quarter of 2018. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shared may be withheld to cover the employee's portion of withholding taxes. In the second quarter of 2018, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That may Yet be Purchased Under the Plan
April 2018	—	$—	—	—
May 2018	4,763	19.14	—	—
June 2018	—	—	—	—
Second Quarter 2018	4,763	$19.14	—	—

(1)	There were no other repurchases of equity securities made during the three months ended June 30, 2018. Ambac does not have a stock repurchase program.
Warrants
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10 million increase to the warrant repurchase program. As of June 30, 2018, Ambac had repurchased 985,331 warrants totaling $8.1 million leaving 4,053,476 warrants outstanding with an exercise price of $16.67 per share and expiration of April 30, 2023. The remaining aggregate authorization at June 30, 2018 is $11.9 million.
On August 3, 2018, Ambac and Ambac Assurance completed an exchange (the “AMPS Exchange”) of Ambac Assurance’s outstanding Auction Market Preferred Shares (“AMPS”) for Ambac Assurance’s 5.1% senior surplus notes . AMPS holders who tendered at or prior to 5:00 p.m. on July 17, 2018, received from Ambac cash and 37.3076 warrants (rounded down to the nearest whole warrant) to purchase an equivalent number of shares of Ambac common stock at an exercise price of $16.67 per share. In connection with the AMPS Exchange, Ambac paid $11.048 million in cash, issued 824,307 warrants, and received 1,386 AMPS. Ambac did not receive any cash proceeds from the issuance of the warrants.
The AMPS Exchange Offer was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as

amended (the “Act”), and only to holders of AMPS who were either (x) institutional “accredited investors” within the meaning of subsection (1), (2), (3) or (7) of Rule 501(a) under the Act, (y) a “qualified institutional buyer” within the meaning of Rule 144A of the Act, or (z) a non-U.S. person within the meaning of Rule 902 of the Act.
Each warrant represents the right to purchase one share of Ambac common stock. The warrants are exercisable for cash at any time on or prior to April 30, 2023 at an exercise price of $16.67 per share. The warrants also have a cashless exercise provision. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further discussion of the AMPS Exchange.

Item 3.	Defaults Upon Senior Securities — No matters require disclosure.

Item 5.	Other Information
The information included in Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” is hereby incorporated by reference.

| Ambac Financial Group, Inc. 83 2018 Second Quarter FORM 10-Q |

Item 6.	Exhibits

Exhibit Number	Description
10.1
Preferred Stock Repurchase and Support Agreement dated as of June 22, 2018, by and among Ambac Assurance Corporation (“AAC”), Ambac Financial Group, Inc. and the holders of one or more series of the AAC’s outstanding Auction Market Preferred Shares (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K, filed on June 25, 2018 and incorporated herein by reference).

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

AMBAC FINANCIAL GROUP, INC.

Dated:	August 8, 2018	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

| Ambac Financial Group, Inc. 84 2018 Second Quarter FORM 10-Q |