Form 10-Q
period 2018-09-30
AMBAC FINANCIAL GROUP INC
filed 2018-11-07
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-10777

AMBAC FINANCIAL GROUP INC
Exact name of Registrant as specified in its charter)

Delaware	13-3621676
(State of incorporation)	(I.R.S. employer identification no.)

One State Street Plaza, New York, New York	10004
(Address of principal executive offices)	(Zip code)

212-658-7470
(Registrant's telephone number, including area code)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act): (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of November 5, 2018, 45,336,278 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share data) (September 30, 2018 (Unaudited))	2018	2017
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $3,001,432 and $4,614,623)	$3,221,301	$4,652,172
Fixed income securities pledged as collateral, at fair value (amortized cost of $84,186 and $99,719)	84,186	99,719
Short-term investments, at fair value (amortized cost of $562,111 and $557,476)	562,060	557,270
Other investments (includes $372,774 and $396,689 at fair value)	411,604	431,630
Total investments	4,279,151	5,740,791
Cash and cash equivalents	52,505	623,703
Receivable for securities	46,376	11,177
Investment income due and accrued	10,709	16,532
Premium receivables	517,197	586,312
Reinsurance recoverable on paid and unpaid losses	25,511	40,997
Deferred ceded premium	45,204	52,195
Subrogation recoverable	1,898,611	631,213
Loans	10,082	10,358
Derivative assets	50,262	73,199
Current taxes	32,509	11,803
Insurance intangible asset	755,734	846,973
Other assets	22,191	46,614
Variable interest entity assets:
Fixed income securities, at fair value	2,718,377	2,914,145
Restricted cash	1,024	978
Loans, at fair value	4,563,091	11,529,384
Derivative assets	61,543	54,877
Other assets	3,387	1,123
Total assets	$15,093,464	$23,192,374
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$669,820	$783,155
Loss and loss expense reserves	1,868,484	4,745,015
Ceded premiums payable	34,306	37,876
Deferred taxes	27,537	33,659
Long-term debt	2,937,771	991,696
Accrued interest payable	356,711	436,984
Derivative liabilities	61,331	82,782
Other liabilities	61,533	67,583
Payable for securities purchased	31,292	1,932
Variable interest entity liabilities:
Accrued interest payable	2,817	589
Long-term debt, at fair value	5,585,860	12,160,544
Derivative liabilities	1,657,173	2,205,264
Other liabilities	20	37
Total liabilities	13,294,655	21,547,116
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,365,170 and 45,275,982	454	453
Additional paid-in capital	218,050	199,560
Accumulated other comprehensive income (loss)	97,825	(52,239)
Retained earnings	1,441,857	1,233,845
Treasury stock, shares at cost: 32,956 and 24,816	(527)	(471)
Total Ambac Financial Group, Inc. stockholders’ equity	1,757,659	1,381,148
Noncontrolling interest	41,150	264,110
Total stockholders’ equity	1,798,809	1,645,258
Total liabilities and stockholders’ equity	$15,093,464	$23,192,374
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2018	2017	2018	2017
Revenues:
Net premiums earned	$25,640	$52,989	$82,359	143,754
Net investment income:
Securities available-for-sale and short-term	49,985	80,999	222,278	235,092
Other investments	8,347	6,178	12,956	18,804
Total net investment income	58,332	87,177	235,234	253,896
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(266)	(25,664)	(1,617)	(48,581)
Portion of other-than-temporary impairment recognized in other comprehensive income	—	12,154	38	29,366
Net other-than-temporary impairment losses recognized in earnings	(266)	(13,510)	(1,579)	(19,215)
Net realized investment gains (losses)	30,201	6,150	82,211	5,434
Change in fair value of credit derivatives:
Realized gains and other settlements	99	134	296	1,467
Unrealized gains (losses)	151	45	(609)	6,388
Net change in fair value of credit derivatives	250	179	(313)	7,855
Net gains (losses) on interest rate derivatives	17,333	3,984	52,019	36,538
Net realized gains (losses) on extinguishment of debt	—	—	3,121	4,920
Other income (expense)	694	329	2,676	1,107
Income (loss) on variable interest entities	1,831	(4,049)	2,982	(1,567)
Total revenues	134,015	133,249	458,710	432,722
Expenses:
Losses and loss expenses (benefit)	33,501	209,806	(181,315)	410,917
Insurance intangible amortization	26,421	45,690	78,299	116,686
Operating expenses	28,368	34,074	90,865	93,502
Interest expense	65,673	29,145	176,192	88,951
Total expenses	153,963	318,715	164,041	710,056
Pre-tax income (loss)	(19,948)	(185,466)	294,669	(277,334)
Provision for income taxes	2,211	5,439	6,811	31,902
Net income (loss)	(22,159)	(190,905)	287,858	(309,236)
Less: exchange of auction market preferred shares	81,686	—	81,686	—
Net income (loss) attributable to common stockholders	$(103,845)	$(190,905)	$206,172	$(309,236)
Other comprehensive income (loss), after tax:
Net income (loss)	$(22,159)	$(190,905)	$287,858	$(309,236)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(625), $0, $(1,211) and $0	60,807	(434)	183,686	33,550
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0, $0 and $0	(8,873)	24,624	(29,806)	66,509
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $40, $0, $82 and $0	340	—	548	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0, $0 and $0	(303)	(338)	(1,464)	1,611
Total other comprehensive income (loss), net of income tax	51,971	23,852	152,964	101,670
Total comprehensive income (loss)	29,812	(167,053)	440,822	(207,566)
Less: exchange of auction market preferred shares	81,686	—	81,686	—
Total comprehensive income (loss) attributable to common stockholders	$(51,874)	$(167,053)	$359,136	$(207,566)
Net income (loss) per share attributable to common stockholders:
Basic	$(2.27)	$(4.20)	$4.52	$(6.82)
Diluted	$(2.27)	$(4.20)	$4.43	$(6.82)
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at June 30, 2018	$2,063,921	$1,545,702	$45,854	$—	$454	$208,328	$(527)	$264,110
Total comprehensive income	29,812	(22,159)	51,971	—	—	—	—	—
Stock-based compensation	1,710	—	—	—	—	1,710	—	—
Exchange of auction market preferred shares	(296,634)	(81,686)	—	—	—	8,012	—	(222,960)
Balance at September 30, 2018	$1,798,809	$1,441,857	$97,825	$—	$454	$218,050	$(527)	$41,150

Balance at June 30, 2017	$1,938,213	$1,437,641	$38,828	$—	$453	$197,652	$(471)	$264,110
Total comprehensive income	(167,053)	(190,905)	23,852	—	—	—	—	—
Stock-based compensation	977	—	—	—	—	977	—	—
Balance at September 30, 2017	$1,772,137	$1,246,736	$62,680	$—	$453	$198,629	$(471)	$264,110

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2018	$1,645,258	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)	$264,110
Total comprehensive income	440,822	287,858	152,964	—	—	—	—	—
Adjustment to initially apply ASU 2016-01	—	2,900	(2,900)	—	—	—	—	—
Stock-based compensation	10,475	—	—	—	—	10,475	—	—
Cost of shares (acquired) issued under equity plan	(1,116)	(1,060)	—	—	—	—	(56)	—
Issuance of common stock	1	—	—	—	1	—	—	—
Exchange of auction market preferred shares	(296,634)	(81,686)	—	—	—	8,012	—	(222,960)
Warrants exercised	3	—	—	—	—	3	—	—
Balance at September 30, 2018	$1,798,809	$1,441,857	$97,825	$—	$454	$218,050	$(527)	$41,150

Balance at January 1, 2017	$1,978,024	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)	$264,110
Total comprehensive income	(207,566)	(309,236)	101,670	—	—	—	—	—
Adjustment to initially apply ASU 2016-09	(137)	(137)	—	—	—	—	—	—
Stock-based compensation	3,362	—	—	—	—	3,362	—	—
Cost of shares (acquired) issued under equity plan	(1,547)	(1,572)	—	—	—	—	25	—
Issuance of common stock	1	—	—	—	1	—	—	—
Balance at September 30, 2017	$1,772,137	$1,246,736	$62,680	$—	$453	$198,629	$(471)	$264,110
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$206,172	$(309,236)
Exchange for auction market preferred shares	81,686	—
Net income (loss)	$287,858	$(309,236)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	531	766
Amortization of bond premium and discount	(120,418)	(133,901)
Share-based compensation	10,475	3,362
Deferred income taxes	(6,121)	210
Current income taxes	(20,977)	4,441
Unearned premiums, net	(107,114)	(137,127)
Losses and loss expenses, net	(1,559,039)	282,317
Ceded premiums payable	(3,570)	(3,936)
Investment income due and accrued	5,863	5,874
Premium receivables	69,827	62,205
Accrued interest payable	(22,935)	47,694
Amortization of insurance intangible assets	78,299	116,686
Net mark-to-market (gains) losses	609	(6,388)
Net realized investment gains	(82,211)	(5,434)
Other-than-temporary impairment charges	1,579	19,215
(Gain) loss on extinguishment of debt	(3,121)	(4,920)
Variable interest entity activities	(2,982)	1,567
Derivative assets and liabilities	(38)	(211,659)
Other, net	55,542	22,846
Net cash used in operating activities	(1,417,943)	(245,418)
Cash flows from investing activities:
Proceeds from sales of bonds	1,091,516	1,523,182
Proceeds from matured bonds	292,395	669,979
Purchases of bonds	(348,682)	(1,560,024)
Proceeds from sales of other invested assets	111,524	312,699
Purchases of other invested assets	(93,800)	(274,445)
Change in short-term investments	(4,548)	(285,775)
Loans, net	—	(6,230)
Change in cash collateral receivable	10,953	103,255
Proceeds from paydowns of consolidated VIE assets	187,260	177,229
Other, net	2,742	(8,524)
Net cash provided by investing activities	1,249,360	651,346
Cash flows from financing activities:
Net proceeds from issuance of Tier 2 notes	240,000	—
Proceeds from issuance of surplus notes	17,714	—
Paydowns of Ambac Note	(185,738)	—
Paydowns of a secured borrowing	(73,993)	(24,666)
Payments for investment agreement draws	—	(82,358)
Payments for extinguishment of surplus notes	(191,258)	(69,499)
Payments for debt issuance costs	(9,221)	—
Payments for auction market preferred shares	(11,048)	—
Tax payments related to shares withheld for share-based compensation plans	(1,116)	(1,268)
Proceeds from warrant exercises	3	—
Payments of consolidated VIE liabilities	(187,260)	(177,622)
Net cash used in financing activities	(401,917)	(355,413)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(652)	(1,602)
Net cash flow	(571,152)	48,913
Cash, cash equivalents, and restricted cash at beginning of period	624,681	95,898
Cash, cash equivalents, and restricted cash at end of period	$53,529	$144,811
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2018 Third Quarter FORM 10-Q |

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
On October 11, 2018, Ambac received a Private Letter Ruling (“PLR”) from the U.S. Internal Revenue Service (“IRS”) with regard to certain aspects of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 generally limits the use of a corporation’s net operating loss carryforwards when an ownership change occurs. An ownership change results if there is a cumulative increase of more than 50 percentage points in the amount of stock held by one or more “5% shareholders” of the corporation during a three-year testing period. A group of persons who have a formal or informal understanding to make a coordinated acquisition of stock is treated as a single entity for these purposes.
The PLR addresses the ownership of Ambac’s common stock by three separate groups of funds and accounts managed by three separate investment advisors. In the PLR the IRS ruled that, based on certain facts and representations, for purposes of Section 382 each investment advisor will not be treated as the owner of the shares which it holds on behalf of the funds and accounts it advises, and each group of funds and accounts will not be treated as a single entity. The conclusions in the PLR are based on the particular facts and circumstances set forth in Ambac’s request for the PLR, including those set forth in representations provided in writing by the investment advisors to Ambac, such as the current and expected future investment strategies of the funds and accounts managed by these investment advisors, the current and expected manner in which the funds and accounts, and the investment decisions regarding Ambac’s common stock, are managed by these investor advisors, and the current and expected tax classification of the funds managed by these investment advisors. The PLR does not address the application of Section 382 to any Ambac shareholder other than those specifically addressed in the PLR. Ambac reserves all rights under its Charter regarding transfers and

| Ambac Financial Group, Inc. 5 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

voting of its stock and other securities, including those unrelated to Section 382. Furthermore, receipt of the PLR does not affect any voting or ownership restrictions that may apply to holders of Ambac’s common stock pursuant to applicable law.
As a result of the PLR, neither the investment advisors specifically addressed therein nor the funds and accounts they advise will be treated by Ambac as 5% shareholders for purposes of Article XII of the Charter unless any representation provided to Ambac by an investment advisor ceases to be true, including that no individual fund or account owns 5% or more of Ambac’s common stock.
In February 2018, Ambac achieved one of its key strategic priorities, the exit from rehabilitation of the Segregated Account (as defined below).  Having accomplished this milestone, Ambac continues to pursue and prioritize its remaining key strategic priorities, namely:

•
Active runoff of Ambac Assurance and its subsidiaries through transaction terminations, policy commutations, reinsurance, settlements and restructurings, with a focus on our watch list credits and known and potential future adversely classified credits, that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;

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

| Ambac Financial Group, Inc. 6 2018 Third Quarter FORM 10-Q |

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
A newly formed special purpose entity Ambac LSNI, LLC ("Ambac LSNI") issued $2,154,332 of new secured notes (the “Secured Notes”), secured by all assets of the special purpose entity, which include a note issued by Ambac Assurance to the special purpose entity (the "Ambac Note"), which is secured by a pledge of Ambac Assurance’s right, title and interest in up to the first $1,400,000 of proceeds (net of reinsurance) from certain litigations in which Ambac Assurance seeks redress for breaches of representations and warranties and/or fraud related to residential mortgage-backed securitizations (the “RMBS Litigations”). In addition, the Ambac Note is secured by cash and securities having a market value of $221,676 as of September 30, 2018. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of the Secured Notes held by Ambac Assurance from time to time, and issued a financial guaranty insurance policy to a trustee for the benefit of holders of Secured Notes irrevocably guarantying all principal and interest payments in respect of the Secured Notes as and when such payments become due and owing.
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
Regulatory Approval of the Rehabilitation Exit Transactions, including a partial interest payment on Surplus Notes
OCI provided all approvals necessary to consummate the Rehabilitation Exit Transactions, to give effect to the BSA Waiver and Amendment, and to make a $13,501 pro-rata interest payment, representing approximately six months of interest, on the outstanding principal and accrued and unpaid interest of surplus notes that remained outstanding (of which $2,618 was received by Ambac for surplus notes that it owned that were considered extinguished for accounting purposes) after the closing of the Rehabilitation Exit Transactions on February 12, 2018.
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
On July 3, 2018, Ambac and Ambac Assurance commenced an offer to exchange (the “AMPS Exchange”) all of Ambac Assurance’s outstanding AMPS for surplus notes and, from Ambac, cash and warrants to purchase Ambac's common stock. Concurrently with the AMPS Exchange, Ambac Assurance solicited proxies (each a “Proxy” and together the “Proxies”) from the holders of the AMPS to vote in favor of a resolution

| Ambac Financial Group, Inc. 7 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

to be passed at a special meeting (“Special Meeting”) of Ambac Assurance’s shareholders (the “Proxy Solicitation”). The surplus notes offered in the AMPS Exchange have the same terms as other outstanding surplus notes of Ambac Assurance (other than junior surplus notes). The offering period for the AMPS Exchange expired on August 1, 2018 and the transaction closed on August 3, 2018 (the "Settlement Date").
In exchange for each $25 of liquidation preference (i.e., per share), AMPS, holders received from Ambac Assurance, surplus notes with a total outstanding amount (including accrued and unpaid interest thereon through on June 22, 2018 (the "Signing Date")) equal to $13.875 (the “Repurchase”). AMPS holders who tendered on or before July 17, 2018, representing 22,096 of the AMPS, also received from Ambac $0.500 in cash and 37.3076 warrants (rounded down to the nearest whole warrant) to purchase an equivalent number of shares of common stock of Ambac at an exercise price of $16.67 per share (the “AFG Purchase” and, together with the Repurchase, the “Purchases”).
As a result of the completion of the Purchases, Ambac:

1.	Repurchased 84.4% or 22,296 AMPS with an aggregate liquidation preference of $557,400, including $34,650 in aggregate liquidation preference in the AFG Purchase;

2.	Captured a nominal discount of approximately $227,000 (a discount of approximately $253,000 on a fair market value basis) on $557,400 of the total outstanding liquidation preference of AMPS; and

3.	Issued, in aggregate, $212,740 in current principal amount of surplus notes with accrued interest thereon on Settlement Date of $98,366, issued 824,307 warrants and paid $11,048 in cash.
Prior to the Purchases, the AMPS were reported on the balance sheet within non-controlling interests and were carried at their fair value at the date Ambac emerged from bankruptcy, which is lower than the fair value of the total consideration provided to the AMPS holders in the Purchases. The difference between the fair value of consideration provided to AMPS holders and the carrying amount of the AMPS has been reflected as a reduction to Net income attributable to common stockholders in the third quarter of 2018 for approximately $81,686.
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
Certain holders of AMPS agreed to support the Transactions and signed and became parties to a Preferred Stock Repurchase and Support Agreement, dated as of June 22, 2018 (the “Preferred Stock Repurchase and Support Agreement”), by and among certain holders of AMPS party thereto (each, a “Supporting Holder” and together, the “Supporting Holders”), Ambac and Ambac Assurance. The Supporting Holders, who represented approximately 89% in liquidation preference of outstanding AMPS as of the Signing Date, agreed under the Preferred Stock Repurchase and Support Agreement to vote in favor of the Transactions and also committed to tender at least 80% of the aggregate liquidation preference of outstanding AMPS.
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
Consolidation:
The consolidated financial statements include the accounts of Ambac and all other entities in which Ambac (directly or through its subsidiaries) has a controlling financial interest, including variable interest entities (“VIEs”) for which Ambac or an Ambac subsidiary is deemed the primary beneficiary in accordance with the Consolidation Topic of the Accounting Standards Codification ("ASC"). All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether the variable interest holder has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could

| Ambac Financial Group, Inc. 8 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

potentially be significant to the VIE, related party relationships and the design of the VIE. An entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE. Refer to Note 3. Variable Interest Entities, for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated and deconsolidated.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet was derived from audited financial statements.
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
Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(5,211) and $19,142 for the nine months ended September 30, 2018 and 2017, of which $(9,549) and $26,556 relate to the remeasurement of loss reserves, classified in Loss and loss expenses, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.

| Ambac Financial Group, Inc. 9 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2018	2017
Cash paid during the period for:
Income taxes	$31,408	$29,556
Interest on long-term debt and investment agreements	195,333	38,325
Non-cash financing activities:
Increase in long-term debt in exchange for auction market preferred shares	$187,220	$—
Decrease in long-term debt as a result of an exchange for investment securities	—	55,426
Rehabilitation exit transaction discharge of all Deferred Amounts and cancellation of certain General Account Surplus Notes	1,918,561	—
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$52,505	$107,018
Restricted cash	1,024	37,793
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$53,529	$144,811
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
Net Periodic Pension and Postretirement Costs
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The objective of the ASU is to increase transparency in the reporting of net pension cost and net postretirement cost (collectively "net benefit cost"). The ASU requires that the service cost component of net benefit cost be reported on the same line item as other compensation costs arising from services rendered by employees. It further requires that the other components of net benefit costs (i.e. interest costs, amortization of prior service cost, etc.) be presented separately from the service cost component and outside the subtotal of income from operations, if one is presented. Prior to adoption of this ASU, Ambac reported all postretirement costs in Operating expenses on the Consolidated Statements of Total Comprehensive Income (Loss). Adoption of this ASU resulted in a reclassification of other non-service related amounts from Operating expenses to Other income (expense) resulting in an increase to both Operating expenses and Other income (expense) of $283 and $680 for the three and nine months ended September 30, 2017.
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

| Ambac Financial Group, Inc. 10 2018 Third Quarter FORM 10-Q |

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
With respect to item v) above, Ambac has elected the fair value option for all VIE financial liabilities. For these VIE liabilities this ASU has resulted in a cumulative-effect reclassification of $2,900, net of deferred tax of $590, between Retained earnings and Accumulated other comprehensive income, with no net change to Total stockholders' equity as of January 1, 2018. For the nine months ended September 30, 2018 and going forward, the instrument-specific credit risk of fair value changes in VIE liabilities has been and will be reported in Accumulated other comprehensive income in accordance with this ASU, with all other fair value changes continuing to be reported through net income. There was no material impact on Ambac's financial statements for the other provisions of this ASU.
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

| Ambac Financial Group, Inc. 11 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Future Application of Accounting Standards:
Cloud Computing Arrangement Service Contracts
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance requires the capitalization of certain costs incurred only during the application development stage (e.g., costs of integration with on-premises software, coding, configuration, customization). That guidance also requires entities to expense costs during the preliminary project and post-implementation stages (e.g., costs of project planning, training, maintenance after implementation, data conversion) as they are incurred. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The ASU may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Ambac will adopt this ASU on January 1, 2020. The ASU is not expected to have a consequential impact on Ambac's financial statements.
Defined Benefit and Other Postretirement Plans Disclosures
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU modifies various disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Relevant disclosures that will be removed are: i) amounts in accumulated other comprehensive income expected to be recognized as net periodic benefit cost over the next fiscal year, and ii) the effects of a one percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of the net periodic pension cost and (b) benefit obligation for postretirement healthcare benefits. Relevant disclosures that will be added are an explanation of the reasons for significant gains and losses related to changes in the benefit obligations for the period. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The modified disclosures must be applied on a retrospective basis for all periods presented. Ambac has not determined whether it will early adopt this ASU. The ASU is not expected to have a consequential impact on Ambac's financial statements.
Fair Value Measurement Disclosures
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies various disclosure requirements on fair value measurements. Relevant disclosures that will be removed, modified and added are as follows:

•
Removals: 1) Amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) Policy for timing of transfers between levels, and 3) Valuation processes for Level 3 fair value measurements.

•
Modifications: 1) For investments in certain entities that calculate net asset value, disclosures are only required for the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse, only if the investee has communicated the timing to the reporting entity or publicly announced it, and 2) Clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and not possible future changes.

•
Additions: 1) Changes in unrealized gains and losses for the period included in other comprehensive income ("OCI") for recurring Level 3 fair value measurements held at the end of the reporting period and 2) Range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Alternatively, an entity may disclose other quantitative information (such as the median or arithmetic average) if it determines that it is a more reasonable and rational method to reflect the distribution of unobservable inputs used.

ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Disclosure amendments related to changes in unrealized gains and losses included in OCI for level 3 instruments, the range and weighted average of significant unobservable inputs, and the narrative description of measurement uncertainty should be applied prospectively only for the most recent interim or annual period presented. All other disclosure amendments should be applied retrospectively to all periods presented. Ambac has not determined whether it will early adopt this ASU. The ASU is not expected to have a consequential impact on Ambac's financial statements.
Equity-linked Instruments with Down Round Features
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the ASU, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common stockholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December

| Ambac Financial Group, Inc. 12 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

15, 2018. Early adoption is permitted, including adoption in any interim period. Ambac will adopt this ASU on January 1, 2019 and it is not expected to have a consequential impact on Ambac's financial statements.
Premium Amortization on Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for the premium on callable debt securities to the earliest call date. Under current GAAP, a reporting entity generally amortizes the premium as a yield adjustment over the contractual life (i.e. maturity) of the debt security and if that debt security is called, the entity would record a loss equal to the unamortized premium. The ASU does not change the accounting for callable debt securities held at a discount, which will continue to be amortized to maturity. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The ASU must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Ambac will adopt this ASU on January 1, 2019 and it is not expected to have a consequential impact on Ambac's financial statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This ASU significantly affects how reporting entities will measure credit losses for financial assets that are not accounted for at fair value through net income, which include loans, debt securities, trade receivables, net investments in leases, and certain off-balance sheet credit exposures. For financial assets measured at amortized cost, the ASU replaces the "incurred loss" model, which generally delayed recognition of the full amount of credit losses until the loss was probable of occurring, with an "expected loss" model, which reflects an entity's current estimate of all expected credit losses. Expected credit losses for amortized cost assets will be recorded as a valuation allowance, with subsequent increases or decreases in the allowance reflected in the income statement each period. For available-for-sale debt securities, credit losses under the ASU will be measured similarly to current GAAP. However, under the ASU, credit losses for available-for-sale securities will be recorded as a valuation allowance (similar to the amortized cost assets approach described above), rather than as a direct write-down of the security as is required under current GAAP. As a result, improvements to estimated credit losses for available-for-sale debt securities will be recognized immediately in the income statement rather than as interest income over time. The ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Ambac will adopt this ASU on January 1, 2020 and we are currently evaluating its impact on Ambac's financial statements. The significant implementation matters to be addressed include identifying the inventory of financial assets that will be affected by this standard, identifying new data requirements and data sources for implementing the expected loss model for those instruments not already using this model and identifying and documenting accounting process changes, including related controls.
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

| Ambac Financial Group, Inc. 13 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

FG VIEs:
Ambac’s subsidiaries provide financial guarantees in respect of assets held or debt obligations of VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structures provide certain financial protection to Ambac. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, Ambac will obtain certain control rights that enable Ambac to remediate losses. These rights may enable Ambac to direct the activities of the entity that most significantly impact the entity’s economic performance.

•
We determined that Ambac’s subsidiaries generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). As further described below, Ambac consolidated certain FG VIEs because we also had the power to direct the activities that most significantly impact the VIE’s economic performance due to either: (i) the transaction experiencing deterioration and breaching performance triggers, giving Ambac the ability to exercise certain control rights or (ii) the transaction not experiencing deterioration, however due to the passive nature of the VIE, Ambac's contingent control rights upon a future breach of performance triggers is considered to be the power over the most significant activity. FG VIEs which are consolidated include recourse liabilities and, in some cases, may include non-recourse liabilities. FG VIEs' liabilities that are insured by the Company are with recourse, because the Company guarantees the payment of principal and interest to the extent there is a shortfall in the FG VIEs' assets. FG VIEs' liabilities that are not insured by the Company are without recourse, because the payment of principal and interest of these liabilities is wholly dependent on the performance of the FG VIEs' assets. The Company’s exposure to consolidated FG VIEs is limited to the financial guarantees issued for recourse liabilities and any additional variable interests held by Ambac.

•
A VIE is deconsolidated in the period that Ambac no longer has such control rights, which could occur in connection with the execution of remediation activities on the transaction or amortization of insured exposure, either of which may reduce the degree of Ambac’s control over a VIE.

•	Assets and liabilities of FG VIEs that are consolidated are reported within Variable interest entity assets or Variable interest entity liabilities on the Consolidated Balance Sheets.

•
Ambac has elected the fair value option for all FG VIE financial assets and financial liabilities which are consolidated. The total fair value changes in the financial assets of such FG VIEs are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss). Prior to January 1, 2018, the total fair value changes in the financial liabilities of such FG VIEs were also reported within Income (loss) on variable interest entities. As further described in Note 2. Basis of Presentation and Significant Accounting Policies, effective January 1, 2018, Ambac adopted ASU 2016-01. Under this ASU, for financial liabilities where fair value option has been elected, the portion of the total change in fair value caused by changes in the instrument-specific credit risk is presented separately in Other comprehensive income (loss).

•
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

•
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

In connection with the exit from rehabilitation of the Segregated Account, as further described in Note 1. Background and Business Description in this From 10-Q and in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, Ambac evaluated the consolidation of certain VIEs. Under the Stipulation and Order, the OCI retained the authority requiring Ambac Assurance to obtain their approval with respect to the exercise of certain control rights in connection with policies that had previously been allocated to the Segregated Account. Accordingly, Ambac did not consolidate any additional VIEs as a result of the Segregated Account's exit from rehabilitation.
As of September 30, 2018 consolidated FG VIE assets and liabilities relating to eight consolidated entities were $7,347,422 and $7,245,870, respectively. As of December 31, 2017, consolidated FG VIE assets and liabilities relating to eleven consolidated entities were $14,500,507 and $14,366,434, respectively. As of September 30, 2018, seven and one consolidated FG VIEs related to transactions insured by Ambac UK and

| Ambac Financial Group, Inc. 14 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance, respectively. As of December 31, 2017, eight and three consolidated FG VIEs related to transactions insured by Ambac UK and Ambac Assurance, respectively. As of September 30, 2018, FG VIE assets and liabilities of $7,209,445 and $7,107,889, and as of December 31, 2017, FG VIE assets and liabilities of $14,160,152 and $14,026,704 related to transactions guaranteed by Ambac UK. The remaining balance of consolidated FG VIE assets and liabilities are related to transactions guaranteed by Ambac Assurance. Ambac is not primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
Below is a schedule detailing the change in fair value of the various financial instruments within the consolidated FG VIEs, along with gains (losses) from consolidating and deconsolidating FG VIEs that together comprise Income (loss) on variable interest entities for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) on changes related to:
Net change in fair value of VIE assets and liabilities	$386	$(4,049)	$1,854	$(1,567)
Less: Credit risk changes of fair value liabilities	(379)	—	(696)	—
Deconsolidations	1,824	—	1,824	—
Income (loss) on Variable Interest Entities	$1,831	$(4,049)	$2,982	$(1,567)

Ambac deconsolidated two VIEs for the three and nine months ended September 30, 2018. These VIEs were deconsolidated as a result of loss mitigation activities that eliminated or reduced Ambac's control rights that previously required Ambac to consolidate these entities. The 2018 balance sheet impact of these deconsolidations were a decline to total consolidated assets and liabilities by $6,471,015 and $6,451,078 in 2018, respectively. Ambac deconsolidated no VIEs for the three and nine months ended September 30, 2017.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Investments:
Corporate obligations	$2,718,377	$2,914,145
Total variable interest entity assets: fixed income securities	$2,718,377	$2,914,145

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of September 30, 2018 and December 31, 2017:

	Estimated Fair Value	Unpaid Principal Balance
September 30, 2018:
Loans	$4,563,091	$3,654,644
Long-term debt	5,585,860	4,831,033
December 31, 2017:
Loans	$11,529,384	$8,168,651
Long-term debt	12,160,544	9,387,884

Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to a VIE. The business purpose of this entity was to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because Ambac Assurance’s policies issued to this entity were previously allocated to the Segregated Account and, as discussed above, the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investment in this entity provides for

| Ambac Financial Group, Inc. 15 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At September 30, 2018 and December 31, 2017 the fair value of this entity was $4,887 and $5,979, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of debt outstanding was $406,350 and $420,600 at September 30, 2018 and December 31, 2017, respectively. In each case, Ambac sold assets to this entity. The assets are composed of utility obligations with a weighted average rating of BBB+ at September 30, 2018 and weighted average life of 2.4 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of September 30, 2018 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

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

In July 2015, Ambac Assurance entered into a secured borrowing transaction (the "Secured Borrowing") whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). Although the Securities were legally sold to the Trust, the Securities remained in Invested assets on the Consolidated Balance Sheets until they were sold to redeem the outstanding Notes. Refer to Note 8. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate secured by and entitling the Issuer to all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8%. Both the Trust and the Issuer were consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs and guaranteed the assets held by the VIEs. On June 22, 2018, Ambac Assurance exercised its right to terminate this structure though its right to sell a sufficient quantity of Securities to redeem the remaining outstanding Notes of the Issuer at par plus accrued interest.  Accordingly, proceeds from the sale of Securities were used to redeem the outstanding Notes. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $0 and $73,993 as of September 30, 2018 and December 31, 2017, respectively, and is reported in Long-Term Debt on the Consolidated Balance Sheets.
Variable Interests in Non-Consolidated VIEs
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports this interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $38,830 and $34,941 as of September 30, 2018 and December 31, 2017, respectively.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, to issue Secured Notes in connection with the Rehabilitation Exit Transactions. Prior to the Rehabilitation Exit Transactions, Ambac and Ambac Assurance owned securities that were insured by Ambac Assurance and allocated to the Segregated Account. As a result of the Rehabilitation Exit Transactions, Ambac Assurance and Ambac received $643,583 and $124,881, respectively, of par amount of Secured Notes issued by Ambac LSNI. Ambac does not consolidate the VIE and reports its holdings of Secured Notes as Fixed Income Securities in the Consolidated Balance Sheets. The carrying values of Secured Notes held by Ambac Assurance and Ambac as of September 30, 2018 were $598,321 and $115,683, respectively. In addition, unsettled amounts from the September 30, 2018 interest payment and partial principal redemption of the Secured Notes owned by Ambac Assurance and Ambac were $32,894 and $6,360, respectively, and are included in Receivable for securities on the Consolidated Balance Sheet as of September 30, 2018.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of September 30, 2018 and December 31, 2017:

| Ambac Financial Group, Inc. 16 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
September 30, 2018:
Global structured finance:
Collateralized debt obligations	$14,554	$—	$—	$(5)
Mortgage-backed—residential (5)	6,992,810	1,827,464	555,122	—
Other consumer asset-backed	1,745,767	16,349	245,775	—
Other commercial asset-backed	1,025,429	25,397	17,248	—
Other	2,181,409	55,516	299,138	6,048
Total global structured finance	11,959,969	1,924,726	1,117,283	6,043
Global public finance	24,551,420	315,578	345,308	(1,170)
Total	$36,511,389	$2,240,304	$1,462,591	$4,873

December 31, 2017:
Global structured finance:
Collateralized debt obligations	$35,555	$169	$1	$(15)
Mortgage-backed—residential	12,766,685	619,848	3,218,356	—
Other consumer asset-backed	2,266,610	23,405	328,732	—
Other commercial asset-backed	987,797	30,413	35,976	—
Other	2,513,304	60,086	306,457	10,311
Total global structured finance	18,569,951	733,921	3,889,522	10,296
Global public finance	25,629,816	335,347	371,056	(551)
Total	$44,199,767	$1,069,268	$4,260,578	$9,745

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

(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee insurance contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represent the amount recorded in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee insurance contracts on Ambac’s Consolidated Balance Sheets.

(4)	Net derivative assets (liabilities) represent the fair value recognized on credit derivative contracts and interest rate swaps on Ambac’s Consolidated Balance Sheets.

(5)
On February 12, 2018, Deferred Amounts and Interest Accrued on Deferred Amounts in the amount of $3,000,158 and $856,834, respectively were settled. This settlement impacted both insurance assets and insurance liabilities in the table above.

| Ambac Financial Group, Inc. 17 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended September 30, 2018:
Beginning Balance	$153,634	$9,479	$(114,567)	$(2,692)	$45,854
Other comprehensive income (loss) before reclassifications	90,742	—	(8,873)	—	81,869
Amounts reclassified from accumulated other comprehensive income (loss)	(29,935)	(303)	—	340	(29,898)
Net current period other comprehensive income (loss)	60,807	(303)	(8,873)	340	51,971
Balance at September 30, 2018	$214,441	$9,176	$(123,440)	$(2,352)	$97,825

Three Months Ended September 30, 2017:
Beginning Balance	$152,847	$11,316	$(125,335)	$—	$38,828
Other comprehensive income (loss) before reclassifications	(7,801)	—	24,624	—	16,823
Amounts reclassified from accumulated other comprehensive income (loss)	7,367	(338)	—	—	7,029
Net current period other comprehensive income (loss)	(434)	(338)	24,624	—	23,852
Balance at September 30, 2017	$152,413	$10,978	$(100,711)	$—	$62,680

Nine Months Ended September 30, 2018:
Beginning Balance	$30,755	$10,640	$(93,634)	$—	$(52,239)
Adjustment to opening balance, net of taxes (3)	—	—	—	(2,900)	(2,900)
Adjusted balance, beginning of period	30,755	10,640	(93,634)	(2,900)	(55,139)
Other comprehensive income (loss) before reclassifications	264,318	(556)	(29,806)	—	233,956
Amounts reclassified from accumulated other comprehensive income (loss)	(80,632)	(908)	—	548	(80,992)
Net current period other comprehensive income (loss)	183,686	(1,464)	(29,806)	548	152,964
Balance at September 30, 2018	$214,441	$9,176	$(123,440)	$(2,352)	$97,825

Nine Months Ended September 30, 2017:
Beginning Balance	$118,863	$9,367	$(167,220)	$—	$(38,990)
Other comprehensive income (loss) before reclassifications	19,769	2,625	66,509	—	88,903
Amounts reclassified from accumulated other comprehensive income (loss)	13,781	(1,014)	—	—	12,767
Net current period other comprehensive income (loss)	33,550	1,611	66,509	—	101,670
Balance at September 30, 2017	$152,413	$10,978	$(100,711)	$—	$62,680

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.

(2)	Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

(3)
Beginning in 2018, credit risk changes of fair value option liabilities are reflected as a component of Accumulated Other Comprehensive Income pursuant to the adoption of ASU 2016-01. See Note 2 to the Consolidated Financial Statements included in this Form 10-Q for further information regarding this change.

| Ambac Financial Group, Inc. 18 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(30,560)	$7,367	$(81,843)	$13,781	Net realized investment gains (losses) and other-than-temporary impairment losses
	625	—	1,211	—	Provision for income taxes
	$(29,935)	$7,367	$(80,632)	$13,781	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(241)	$(241)	$(723)	$(723)	Other income (2)
Actuarial (losses)	(62)	(97)	(185)	(291)	Other income (2)
	(303)	(338)	(908)	(1,014)	Total before tax
	—	—	—	—	Provision for income taxes
	(303)	(338)	$(908)	$(1,014)	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$380	$—	$630	$—	Credit Risk Changes of Fair Value Option Liabilities
	(40)	—	(82)	—	Provision for income taxes
	$340	$—	$548	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(29,898)	$7,029	$(80,992)	$12,767	Net of tax and noncontrolling interest

(1)
Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income with corresponding increases to the affected line items in the Consolidated Statement of Total Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
5. NET INCOME PER SHARE
As of September 30, 2018, 45,332,214 shares of Ambac's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,783 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. For the nine months ended September 30, 2018 and 2017, 194 and 0 warrants were exercised, respectively, resulting in an issuance of 194 and 0 shares of common stock, respectively.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10,000 increase to the warrant repurchase program. For the nine months ended September 30, 2018, Ambac did not repurchase any warrants. As of September 30, 2018, Ambac had repurchased 985,331 warrants at a total cost of $8,092, (average cost of $8.21 per warrant). The remaining aggregate authorization at September 30, 2018 was $11,939. In connection with the AMPS Exchange, Ambac issued 824,307 of the repurchased warrants on August 3, 2018. Refer to Note 1. Background and Business Description for further discussion of the AMPS Exchange.
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

| Ambac Financial Group, Inc. 19 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	45,749,252	45,404,315	45,635,483	45,355,671
Effect of potential dilutive shares (1):
Warrants	—	—	454,150	—
Restricted stock units	—	—	72,615	—
Performance stock units (2)	—	—	348,547	—
Diluted weighted average shares outstanding	45,749,252	45,404,315	46,510,795	45,355,671
Anti-dilutive shares excluded from the above reconciliation:
Stock options	126,667	126,667	126,667	126,667
Warrants	4,877,783	4,053,670	—	4,053,670
Restricted stock units	232,408	68,654	—	68,654
Performance stock units (2)	521,394	327,109	—	327,109

(1)
For the three months ended September 30, 2018 and the three and nine months ended September 30, 2017, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

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
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at September 30, 2018 and December 31, 2017, was 2.8% and 2.5%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2018 and December 31, 2017, was 8.7 years and 9.8 years, respectively.
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
In evaluating the credit quality of the premium receivables, management evaluates the obligor's ability to pay. For structured finance transactions, this evaluation will include a review of the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures, in the transaction's waterfall structure. The financial guarantee premium is generally senior in the waterfall. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. At September 30, 2018 and December 31, 2017, $8,027 and $9,331 respectively, of premium receivables were deemed uncollectable. As of September 30, 2018 and December 31, 2017, approximately 21% and 22% of the premium receivables, net of uncollectable receivables, related to transactions with non-investment grade internal ratings, mainly of structured finance transactions. Past due premiums on policies insuring non-investment grade obligations amounted to approximately $1,500 at September 30, 2018, of which approximately $1,100 was received in October 2018.

| Ambac Financial Group, Inc. 20 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Below is the gross premium receivable roll-forward for the affected periods:

	Nine Months Ended September 30,
	2018	2017
Beginning premium receivable	$586,312	$661,337
Premium receipts	(42,660)	(66,141)
Adjustments for changes in expected and contractual cash flows (1)	(34,088)	(24,407)
Accretion of premium receivable discount	11,211	12,326
Changes to uncollectable premiums	2,473	(103)
Other adjustments (including foreign exchange)	(6,051)	18,745
Ending premium receivable (2)	$517,197	$601,757

(1)	Adjustments for changes in expected and contractual cash flows primarily due to reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.

(2)
Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At September 30, 2018 and 2017, premium receivables include British Pounds of $136,925 (£104,988) and $153,964 (£114,847), respectively, and Euros of $32,613 (€28,085) and $36,815 (€31,154), respectively.

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three and nine months ended September 30, 2018 was $6,751 and $22,246, respectively, and for the three and nine months ended September 30, 2017 was $26,178 and $55,648, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow. The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date (a refunding) or a specified call date (a pre-refunding). Ambac has evaluated the provisions in policies issued on these obligations and determined those insurance policies have not been legally extinguished. For policies with refunding securities, premium revenue recognition is not impacted as the escrowed maturity date is the same as the previous legal maturity date. For policies with pre-refunding securities, the maturity date of the pre-refunded security has been shortened from its previous legal maturity. Although premium revenue recognition has not been accelerated in the period of the pre-refunding, it results in an increase in the rate at which the policy's remaining UPR is to be recognized.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$(22,954)	$27,559	$(24,696)	$57,282	$(19,304)	$87,506	$(12,184)	$156,582
Assumed	—	20	—	20	—	59	—	61
Ceded	(789)	1,939	(385)	4,313	(1,832)	5,206	(1,962)	12,889
Net premiums	$(22,165)	$25,640	$(24,311)	$52,989	$(17,472)	$82,359	$(10,222)	$143,754

The following table summarizes net premiums earned by location of risk for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$19,539	$31,929	$64,009	$108,556
United Kingdom	4,523	17,273	14,337	28,094
Other international	1,578	3,787	4,013	7,104
Total	$25,640	$52,989	$82,359	$143,754

| Ambac Financial Group, Inc. 21 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at September 30, 2018:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (1)
Three months ended:
December 31, 2018	$14,031	$14,672
Twelve months ended:
December 31, 2019	52,211	55,831
December 31, 2020	49,314	52,205
December 31, 2021	42,999	47,630
December 31, 2022	41,004	44,441
Five years ended:
December 31, 2027	181,091	180,584
December 31, 2032	140,309	120,582
December 31, 2037	79,454	67,135
December 31, 2042	28,784	23,960
December 31, 2047	13,631	12,632
December 31, 2052	3,621	4,647
December 31, 2057	91	297
Total	$646,540	$624,616

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

| Ambac Financial Group, Inc. 22 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

cash outflows. For such policies, a “Subrogation recoverable” asset is recorded for the difference between (i) the PV of expected net cash inflows and (ii) unpaid claims.
The approaches used to estimate expected future claims and expected future recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to material estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlements), expected severity of credits for each insurance contract and the timing of expected events including default, commutation and recovery. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at September 30, 2018 and December 31, 2017:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
September 30, 2018:
Loss and loss expense reserves	$—	$—	$2,278,763	$(305,024)	$(105,255)	$1,868,484
Subrogation recoverable	—	—	182,865	(2,081,476)	—	(1,898,611)
Totals	$—	$—	$2,461,628	$(2,386,500)	$(105,255)	$(30,127)

December 31, 2017:
Loss and loss expense reserves	$2,411,632	$667,988	$2,855,010	$(1,054,113)	$(135,502)	$4,745,015
Subrogation recoverable	615,391	171,755	102,171	(1,520,530)	—	(631,213)
Totals	$3,027,023	$839,743	$2,957,181	$(2,574,643)	$(135,502)	$4,113,802

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Nine Months Ended September 30,
	2018	2017
Beginning gross loss and loss expense reserves	$4,113,802	$3,696,038
Reinsurance recoverable	40,658	30,767
Beginning balance of net loss and loss expense reserves	4,073,144	3,665,271
Losses and loss expenses (benefit):
Current year	976	5,328
Prior years	(182,291)	405,589
Total (1) (2) (3)	(181,315)	410,917
Loss and loss expenses paid (recovered):
Current year	143	330
Prior years (3)	3,937,561	148,082
Total	3,937,704	148,412
Foreign exchange effect	(9,578)	26,556
Ending net loss and loss expense reserves	(55,453)	3,954,332
Reinsurance recoverable (4)	25,326	46,023
Ending gross loss and loss expense reserves (5)	$(30,127)	$4,000,355

(1)	Total losses and loss expenses (benefit) includes $(123) and $(21,189) for the nine months ended September 30, 2018 and 2017, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain R&Ws within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranties for the nine months ended September 30, 2018 and 2017 was $56,928 and $62,451, respectively.

(3)
On February 12, 2018, Deferred Amounts and Interest Accrued on Deferred Amounts in the amount of $3,000,158 and $856,834, respectively were settled in connection with the Rehabilitation Exit Transactions. 2018 includes a $288,204 loss and loss expense benefit on these settled Deferred Amounts.

(4)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $185 and $(47) as of September 30, 2018 and 2017, respectively, related to previously presented loss and loss expenses and subrogation.

(5)	Includes Euro denominated gross loss and loss expense reserves of $2,475 (€2,131) and $21,142 (€17,891) at September 30, 2018 and 2017, respectively.

| Ambac Financial Group, Inc. 23 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

For 2018, the net positive development in prior years was primarily a result of the discount recorded on the Rehabilitation Exit Transactions partially offset by negative development in the Public Finance and RMBS portfolios and interest accrued on Deferred Amounts prior to the Rehabilitation Exit Transactions.
For 2017, the net adverse development was primarily the result of negative development in certain public finance transactions, including Puerto Rico, and interest accrued on Deferred Amounts partially offset by positive development in certain Ambac UK transactions.
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at September 30, 2018 and December 31, 2017. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at September 30, 2018 and December 31, 2017 was 3.1% and 2.5%, respectively.

Surveillance Categories as of September 30, 2018
	I	IA	II	III	IV	V	Total
Number of policies	33	25	11	18	148	3	238
Remaining weighted-average contract period (in years) (1)	9	22	7	22	13	3	16
Gross insured contractual payments outstanding:
Principal	$1,058,679	$535,358	$356,714	$1,744,554	$5,609,816	$43,926	$9,349,047
Interest	493,847	558,077	151,446	6,980,654	2,209,528	15,229	10,408,781
Total	$1,552,526	$1,093,435	$508,160	$8,725,208	$7,819,344	$59,155	$19,757,828
Gross undiscounted claim liability	$4,130	$55,554	$37,858	$1,101,833	$2,359,788	$59,123	$3,618,286
Discount, gross claim liability	(552)	(14,667)	(3,450)	(513,413)	(724,685)	(5,110)	(1,261,877)
Gross claim liability before all subrogation and before reinsurance	3,578	40,887	34,408	588,420	1,635,103	54,013	2,356,409
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,814,915)	—	(1,814,915)
Discount, RMBS subrogation	—	—	—	—	38,667	—	38,667
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,776,248)	—	(1,776,248)
Less:
Gross other subrogation (3)	—	(9,585)	(23)	(123,326)	(597,581)	(13,003)	(743,518)
Discount, other subrogation	—	6,716	—	59,749	62,645	4,156	133,266
Discounted other subrogation, before reinsurance	—	(2,869)	(23)	(63,577)	(534,936)	(8,847)	(610,252)
Gross claim liability, net of all subrogation and discounts, before reinsurance	3,578	38,018	34,385	524,843	(676,081)	45,166	(30,091)
Less: Unearned premium revenue	(1,302)	(9,656)	(1,688)	(36,993)	(55,391)	(225)	(105,255)
Plus: Loss expense reserves	2,117	3,240	2,256	12,101	85,505	—	105,219
Gross loss and loss expense reserves	$4,393	$31,602	$34,953	$499,951	$(645,967)	$44,941	$(30,127)
Reinsurance recoverable reported on Balance Sheet (4)	$275	$4,279	$8,736	$27,837	$(15,616)	$—	$25,511

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)
Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $25,326 related to future loss and loss expenses and $185 related to presented loss and loss expenses and subrogation.

| Ambac Financial Group, Inc. 24 2018 Third Quarter FORM 10-Q |

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

Puerto Rico:
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities. Each has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges or general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted and may continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to a material increase in permanent losses causing a material adverse impact on our results of operations and financial condition. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including demographic trends, economic growth, tax policy and revenues, impact of reforms, fiscal plans, government actions, budgetary performance and flexibility, weather events, litigation outcomes, as well as federal funding of Commonwealth needs. In the near term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure, heightening its vulnerability to additional weather events. The longer term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, amongst other factors, the management, usage and efficacy of federal resources.
Also important to Puerto Rico's economic growth, government reform and creditor outcomes is the revised fiscal plan for the Commonwealth of Puerto Rico ("Revised Commonwealth Fiscal Plan"), certified by the Financial Oversight and Management Board for Puerto Rico ("Oversight

| Ambac Financial Group, Inc. 25 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Board") on October 23, 2018. The Revised Commonwealth Fiscal Plan outlines a series of reforms, projects the fiscal and economic impact of those reforms, and provides forecasts of resulting budgetary surpluses over a fiscal year series. However, as was the case with prior Commonwealth Fiscal Plans, the Revised Commonwealth Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to predict the long-term capacity and willingness of the Puerto Rico government and its instrumentalities to pay debt service on bonded debt and how their debt burden and financial flexibility might affect Ambac Assurance's claim potential, risk profile and long-term financial strength.
Substantial uncertainty exists with respect to the ultimate outcome for creditors in Puerto Rico, such as Ambac Assurance, due to, amongst other matters, legislation enacted by the Commonwealth and the federal government, including PROMESA, as well as actions taken pursuant to such laws, including Title III filings. Ambac Assurance is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests. As a result of litigation or other aspects of the restructuring processes, the difference among the credits insured by Ambac Assurance may not be respected. On October 19, 2018, the Oversight Board filed the COFINA Plan of Adjustment and Disclosure Statement as part of the COFINA Title III case. No assurance can be given that the filed COFINA Plan of Adjustment and Disclosure Statement or an amended COFINA Plan of Adjustment and Disclosure Statement acceptable to Ambac will be approved by the court. At this time, it is unclear what the impact of the COFINA restructuring will be on the non-COFINA Puerto Rico-related exposures Ambac Assurance insures.
Ambac Assurance is also participating in a mediation process with respect to potential debt restructurings. Mediation may not be productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could significantly or further impair our exposures causing losses that could have a material adverse impact on our results of operations and financial condition.
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
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the nine months ended September 30, 2018, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $41,939, which was primarily impacted by the continued uncertainty and volatility of the situation in Puerto Rico, partially offset by an increase in loss reserve discount rates. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at September 30, 2018, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,190,000. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of September 30, 2018 would decrease from $1,798,809 to $608,809.
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
Ambac has recorded R&W subrogation recoveries of $1,776,248 ($1,749,808 net of reinsurance) and $1,834,387 ($1,806,736 net of reinsurance) at September 30, 2018 and December 31, 2017, respectively. The balance of R&W subrogation recoveries and the related loss reserves at September 30, 2018 and December 31, 2017, are as follows:

	Gross Loss Reserves Before Subrogation Recoveries (1)	Subrogation Recoveries (2)(3)	Gross Loss Reserves After Subrogation Recoveries
At September 30, 2018	$131,245	$(1,776,248)	$(1,645,003)

At December 31, 2017	$1,366,483	$(1,834,387)	$(467,904)

(1)
Amount represents gross loss reserves for policies that have established a representation and warranty subrogation recovery. December 31, 2017 includes unpaid RMBS claims (including accrued interest thereon) on policies allocated to the Segregated Account, such balances have been settled via the Rehabilitation Exit Transactions.

| Ambac Financial Group, Inc. 26 2018 Third Quarter FORM 10-Q |

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

Below is the rollforward of R&W subrogation for the affected periods:

	Nine Months Ended September 30,
	2018	2017
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,834,387	$1,907,035
Changes recognized during the period:
Impact of sponsor actions	—	—
All other changes (1)	(58,139)	(62,919)
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,776,248	$1,844,116

(1)
All other changes which may impact R&W subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor, changes in discount rates and/or the projected timing of recoveries. All other changes may also include estimates of potential sponsor settlements that may not have been subject to a sampling approach. Those that have not been subject to a sampling approach are not material to Ambac’s financial results and therefore are included in this table.

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
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three and nine months ended September 30, 2018, the insurance intangible amortization expense was $26,421 and $78,299, respectively and for the three and nine months ended September 30, 2017, the insurance intangible amortization expense was $45,690 and $116,686, respectively. As of September 30, 2018 and December 31, 2017, the gross carrying value of the insurance intangible asset was $1,562,753 and $1,581,156, respectively. Accumulated amortization of the insurance intangible asset was $807,019 and $734,183, as of September 30, 2018 and December 31, 2017, respectively, resulting in a net insurance intangible asset of $755,734 and $846,973, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

	2018	2019	2020	2021	2022	Thereafter
Amortization expense (1)	$17,243	$65,216	$60,350	$54,975	$51,132	$506,818

(1)
Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing.

| Ambac Financial Group, Inc. 27 2018 Third Quarter FORM 10-Q |

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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2018 and December 31, 2017, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 28 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
September 30, 2018:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$970,464	$970,464	$—	$970,464	$—
Corporate obligations	1,319,368	1,319,368	—	1,319,368	—
Foreign obligations	34,007	34,007	32,906	1,101	—
U.S. government obligations	92,207	92,207	92,207	—	—
Residential mortgage-backed securities	278,775	278,775	—	278,775	—
Collateralized debt obligations	87,721	87,721	—	87,721	—
Other asset-backed securities	438,759	438,759	—	366,665	72,094
Fixed income securities, pledged as collateral:
U.S. government obligations	84,186	84,186	84,186	—	—
Short term investments	562,060	562,060	454,746	107,314	—
Other investments (1)	411,604	390,729	63,520	—	17,955
Cash and cash equivalents	52,505	52,505	31,094	21,411	—
Loans	10,082	12,189	—	—	12,189
Derivative assets:
Interest rate swaps—asset position	50,699	50,699	—	7,287	43,412
Interest rate swaps—liability position	(437)	(437)	—	(437)	—
Futures contracts	—	—	—	—	—
Other assets	4,887	4,887	—	—	4,887
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,718,377	2,718,377	—	—	2,718,377
Restricted cash	1,024	1,024	1,024	—	—
Loans	4,563,091	4,563,091	—	—	4,563,091
Derivative assets: Currency swaps-asset position	61,543	61,543	—	61,543	—
Total financial assets	$11,656,736	$11,637,968	$675,497	$3,221,212	$7,432,005
Financial liabilities:
Long term debt, including accrued interest	$3,294,482	$3,333,145	$—	$2,968,246	$364,899
Derivative liabilities:
Credit derivatives	1,175	1,175	—	—	1,175
Interest rate swaps—asset position	—	—	—		—
Interest rate swaps—liability position	59,728	59,728	—	59,728	—
Futures contracts	428	428	428	—	—
Liabilities for net financial guarantees written (2)	(644,090)	786,156	—	—	786,156
Variable interest entity liabilities:
Long-term debt	5,585,860	5,585,860	—	5,354,580	231,280
Derivative liabilities: Interest rate swaps—liability position	1,657,173	1,657,173	—	1,657,173	—
Total financial liabilities	$9,954,756	$11,423,665	$428	$10,039,727	$1,383,510
| Ambac Financial Group, Inc. 29 2018 Third Quarter FORM 10-Q |

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

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $309,254 and $310,441 as of September 30, 2018 and December 31, 2017, respectively, which are measured using NAV per share as a practical expedient.

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

| Ambac Financial Group, Inc. 30 2018 Third Quarter FORM 10-Q |

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2018, approximately 7%, 91% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2017, approximately 6%, 79% and 15% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2017, among the investments valued using internal valuation models were Ambac insured securities for which projected cash flows consisted solely of Deferred Amounts and interest thereon. These securities were internally valued based upon the valuation of Ambac Assurance's surplus notes and comprised 13% of the portfolio at December 31, 2017.
Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analysis by portfolio managers and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against alternative third party quotes (if available) and/or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by either the pricing source or Ambac management that the pricing source cannot provide a reasonable value for a security or cannot adequately support a quote, in which case Ambac would resort to using either other quotes or internal models. Results of price challenges are reviewed by portfolio managers and finance managers.
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: A portion of these securities were guaranteed under policies that were subject to the Segregated Account Rehabilitation Plan and had projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. As described in Note 1. Background and Business Description, upon consummation of the Rehabilitation Exit Transactions on February 12, 2018, all Deferred Amounts have been settled. The fair value of such securities classified as Level 3 was $709,950 at December 31, 2017. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan, were to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments were to be made.
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

| Ambac Financial Group, Inc. 31 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

December 31, 2017
a. Coupon rate:	2.05%
b. Average Life:	0.65 years
c. Yield:	10.00%
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $72,094 and $72,540 at September 30, 2018 and December 31, 2017, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at September 30, 2018 and December 31, 2017 include the following weighted averages:

September 30, 2018:		December 31, 2017:
a. Coupon rate:	5.97%	a. Coupon rate:	5.97%
b. Average Life:	16.48 years	b. Maturity:	17.02 years
c. Yield:	12.00%	c. Yield:	12.00%
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

| Ambac Financial Group, Inc. 32 2018 Third Quarter FORM 10-Q |

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
Information about the above described model inputs used to determine the fair value of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of September 30, 2018 and December 31, 2017 is summarized below:

	September 30, 2018	December 31, 2017
Number of CDS transactions	2	2
Notional outstanding	$303,650	$325,890
Weighted average reference obligation price	98.3	99.3
Weighted average life (WAL) in years	5.9	6.5
Weighted average credit rating	A	A
Weighted average relative change ratio	23.1%	23.6%
CVA percentage	6.75%	9.64%
Fair value of derivative liabilities	$1,175	$566
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
Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income (Loss). Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s Risk Management group tracks credit migration of CDS contracts’ reference obligations from period to period. Credits are assigned risk classifications by the Risk Management group. As of September 30, 2018, there are no CDS contracts on Ambac’s adversely classified credit listing.
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

| Ambac Financial Group, Inc. 33 2018 Third Quarter FORM 10-Q |

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
European ABS transactions: The fair value of such obligations classified as Level 3 was $231,280 and $2,757,688 at September 30, 2018 and December 31, 2017, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at September 30, 2018 and December 31, 2017 include the following weighted averages:

September 30, 2018:		December 31, 2017:
a. Coupon rate:	2.47%	a. Coupon rate:	0.40%
b. Maturity:	17.89 years	b. Maturity:	15.28 years
c. Yield:	3.35%	c. Yield:	4.82%

| Ambac Financial Group, Inc. 34 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at September 30, 2018 and December 31, 2017 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.1% and 3.1% at September 30, 2018 and December 31, 2017, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
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

| Ambac Financial Group, Inc. 35 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Three Months Ended September 30, 2018:
Balance, beginning of period	$68,802	$5,255	$45,613	$2,756,924	$10,751,199	$(2,517,638)	$11,110,155
Total gains/(losses) realized and unrealized:
Included in earnings	376	(368)	(2,080)	(7,811)	(29,439)	3,101	(36,221)
Included in other comprehensive income	3,218	—	—	(30,736)	(122,908)	28,064	(122,362)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(302)	—	(1,296)	—	(89,296)	17,841	(73,053)
Deconsolidation of VIEs	—	—	—	—	(5,946,465)	2,237,352	(3,709,113)
Balance, end of period	$72,094	$4,887	$42,237	$2,718,377	$4,563,091	$(231,280)	$7,169,406
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(368)	$(2,179)	$(7,811)	$(29,439)	$3,101	$(36,696)

Three Months Ended September 30, 2017:
Balance, beginning of period	$765,682	$6,691	$52,729	$2,722,316	$11,301,298	$(2,804,218)	$12,044,498
Total gains/(losses) realized and unrealized:
Included in earnings	8,330	(354)	2,031	(18,064)	137,513	(62,887)	66,569
Included in other comprehensive income	8,557	—	—	81,356	327,087	(84,793)	332,207
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(6,760)	—	(1,671)	—	(208,110)	5,514	(211,027)
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$775,809	$6,337	$53,089	$2,785,608	$11,557,788	$(2,946,384)	$12,232,247
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(354)	$1,889	$(18,064)	$137,513	$(62,887)	$58,097

| Ambac Financial Group, Inc. 36 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Nine Months Ended September 30, 2018:
Balance, beginning of period	$808,557	$5,979	$60,808	$2,914,145	$11,529,384	$(2,757,688)	$12,561,185
Total gains/(losses) realized and unrealized:
Included in earnings	35,842	(1,092)	(14,137)	(80,974)	(204,561)	180,314	(84,608)
Included in other comprehensive income	(52,804)	—	—	(97,199)	(371,610)	85,837	(435,776)
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(714,192)	—	(4,434)	(17,595)	(443,657)	22,905	(1,156,973)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(5,309)	—	—	—	—	—	(5,309)
Deconsolidation of VIEs	—	—	—	—	(5,946,465)	2,237,352	(3,709,113)
Balance, end of period	$72,094	$4,887	$42,237	$2,718,377	$4,563,091	$(231,280)	$7,169,406
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,092)	$(14,433)	$(80,974)	$(70,659)	$37,637	$(129,521)

Nine Months Ended September 30, 2017:
Balance, beginning of period	$762,703	$7,382	$(100,282)	$2,622,566	$10,658,963	$(2,582,220)	$11,369,112
Total gains/(losses) realized and unrealized:
Included in earnings	34,628	(1,045)	53,329	(49,518)	515,904	(143,194)	410,104
Included in other comprehensive income	25,654	—	—	228,487	913,477	(233,187)	934,431
Purchases	35,781	—	—	—	—	—	35,781
Sales	(79,319)	—	—	—	—	—	(79,319)
Settlements	(25,716)	—	100,042	(15,927)	(530,556)	12,217	(459,940)
Transfers into Level 3	22,078	—	—	—	—	—	22,078
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$775,809	$6,337	$53,089	$2,785,608	$11,557,788	$(2,946,384)	$12,232,247
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,045)	$5,640	$(49,518)	$515,904	$(143,194)	$327,787

| Ambac Financial Group, Inc. 37 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$68,802	$—	$68,802	$65,366	$700,316	$765,682
Total gains/(losses) realized and unrealized:
Included in earnings	376	—	376	420	7,910	8,330
Included in other comprehensive income	3,218	—	3,218	(383)	8,940	8,557
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(302)	—	(302)	(265)	(6,495)	(6,760)
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$72,094	$—	$72,094	$65,138	$710,671	$775,809
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level 3 - Investments by Class:
	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$72,540	$736,017	$808,557	$65,990	$696,713	$762,703
Total gains/(losses) realized and unrealized:
Included in earnings	1,115	34,727	35,842	1,129	33,499	34,628
Included in other comprehensive income	(666)	(52,138)	(52,804)	(1,217)	26,871	25,654
Purchases	—	—	—	—	35,781	35,781
Sales	—	—	—	—	(79,319)	(79,319)
Settlements	(895)	(713,297)	(714,192)	(764)	(24,952)	(25,716)
Transfers into Level 3	—	—	—	—	22,078	22,078
Balance, end of period	$72,094	$—	$72,094	$65,138	$710,671	$775,809
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

| Ambac Financial Group, Inc. 38 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Derivatives by Class:
	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$46,939	$(1,326)	$45,613	$61,735	$(9,006)	$52,729
Total gains/(losses) realized and unrealized:
Included in earnings	(2,330)	250	(2,080)	1,852	179	2,031
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,197)	(99)	(1,296)	(1,537)	(134)	(1,671)
Transfers into Level 3	—	—	—	—	—	—
Balance, end of period	$43,412	$(1,175)	$42,237	$62,050	$(8,961)	$53,089
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(2,330)	$151	$(2,179)	$1,852	$37	$1,889

Level 3 - Derivatives by Class:
	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$61,374	$(566)	$60,808	$(84,933)	$(15,349)	$(100,282)
Total gains/(losses) realized and unrealized:
Included in earnings	(13,824)	(313)	(14,137)	45,474	7,855	53,329
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(4,138)	(296)	(4,434)	101,509	(1,467)	100,042
Transfers into Level 3	—	—	—	—	—	—
Balance, end of period	$43,412	$(1,175)	$42,237	$62,050	$(8,961)	$53,089
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(13,824)	$(609)	$(14,433)	$5,715	$(75)	$5,640
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

| Ambac Financial Group, Inc. 39 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Realized Gains or (Losses) and Other Settlements on Credit Derivative Contracts	Unrealized Gains or (Losses) on Credit Derivative Contracts	Derivative Products Revenues (Interest Rate Swaps)	Income (Loss) on Variable Interest Entities	Other Income or (Loss)
Three Months Ended September 30, 2018:
Total gains or losses included in earnings for the period	$376	$99	$151	$(2,330)	$(34,149)	$(368)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	151	(2,330)	(34,149)	(368)

Three Months Ended September 30, 2017:
Total gains or losses included in earnings for the period	$8,330	$134	$45	$1,852	$56,562	$(354)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	37	1,852	56,562	(354)

Nine Months Ended September 30, 2018:
Total gains or losses included in earnings for the period	$35,842	$296	$(609)	$(13,824)	$(105,221)	$(1,092)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(609)	(13,824)	(113,996)	(1,092)

Nine Months Ended September 30, 2017:
Total gains or losses included in earnings for the period	$34,628	$1,467	$6,388	$45,474	$323,192	$(1,045)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(75)	5,715	323,192	(1,045)
| Ambac Financial Group, Inc. 40 2018 Third Quarter FORM 10-Q |

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
Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit Other-than temporary Impairments (1)
September 30, 2018:
Fixed income securities:
Municipal obligations	$858,255	$114,008	$1,799	$970,464	$—
Corporate obligations (2)	1,324,241	12,077	16,950	1,319,368	—
Foreign obligations	34,045	220	258	34,007	—
U.S. government obligations	93,574	413	1,780	92,207
Residential mortgage-backed securities	230,473	48,350	48	278,775	—
Collateralized debt obligations	87,642	83	4	87,721	—
Other asset-backed securities	373,202	66,280	723	438,759	—
	3,001,432	241,431	21,562	3,221,301	—
Short-term	562,111	5	56	562,060	—
	3,563,543	241,436	21,618	3,783,361	—
Fixed income securities pledged as collateral:
U.S. government obligations	84,186	—	—	84,186	—
Total fixed income securities pledged as collateral	84,186	—	—	84,186	—
Total available-for-sale investments	$3,647,729	$241,436	$21,618	$3,867,547	$—

December 31, 2017:
Fixed income securities:
Municipal obligations	$845,778	$3,456	$69,400	$779,834	$—
Corporate obligations	858,774	6,772	5,471	860,075	—
Foreign obligations	26,245	409	111	26,543	—
U.S. government obligations	86,900	261	1,753	85,408	—
Residential mortgage-backed securities	2,214,512	67,303	30,482	2,251,333	23,832
Collateralized debt obligations	50,754	283	—	51,037	—
Other asset-backed securities	531,660	66,899	617	597,942	—
	4,614,623	145,383	107,834	4,652,172	23,832
Short-term	557,476	3	209	557,270	—
	5,172,099	145,386	108,043	5,209,442	23,832
Fixed income securities pledged as collateral:
U.S. government obligations	99,719	—	—	99,719	—
Total fixed income securities pledged as collateral	99,719	—	—	99,719	—
Total available-for-sale investments	$5,271,818	$145,386	$108,043	$5,309,161	$23,832

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of September 30, 2018 and December 31, 2017.

(2)	Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.

| Ambac Financial Group, Inc. 41 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2018, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$724,270	$723,823
Due after one year through five years	1,139,043	1,142,011
Due after five years through ten years	288,308	283,434
Due after ten years	804,791	913,024
	2,956,412	3,062,292
Residential mortgage-backed securities	230,473	278,775
Collateralized debt obligations	87,642	87,721
Other asset-backed securities	373,202	438,759
Total	$3,647,729	$3,867,547

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2018:
Fixed income securities:
Municipal obligations	$33,030	$346	$27,415	$1,453	$60,445	$1,799
Corporate obligations	418,960	11,456	105,164	5,494	524,124	16,950
Foreign obligations	16,769	91	6,332	167	23,101	258
U.S. government obligations	22,855	1,084	52,693	696	75,548	1,780
Residential mortgage-backed securities	1,035	48	—	—	1,035	48
Collateralized debt obligations	2,996	4	—	—	2,996	4
Other asset-backed securities	9,974	25	79,442	698	89,416	723
	505,619	13,054	271,046	8,508	776,665	21,562
Short-term	201,107	56	—	—	201,107	56
Total temporarily impaired securities	$706,726	$13,110	$271,046	$8,508	$977,772	$21,618

| Ambac Financial Group, Inc. 42 2018 Third Quarter FORM 10-Q |

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
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of September 30, 2018 and December 31, 2017 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled.
As of September 30, 2018, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at September 30, 2018, $90,814 of the total fair value and $1,405 of the unrealized loss related to below investment grade and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2017, $1,855,694 of the total fair value and $100,503 of the unrealized loss related to below investment grade and non-rated securities. Most of the securities in a gross unrealized loss position that are below investment grade or non-rated are guaranteed by, or are funded with collateral that is guaranteed by Ambac Assurance. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Corporate obligations
The gross unrealized losses on corporate obligations as of September 30, 2018 are primarily the result of the increase in interest rates since purchase (or the Fresh Start Reporting Date of April 30, 2013 if owned as of that date). These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

| Ambac Financial Group, Inc. 43 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross realized gains on securities	$30,909	$14,430	$83,937	$25,374
Gross realized losses on securities	(2,171)	(4,932)	(5,200)	(16,160)
Net foreign exchange (losses) gains	1,463	(3,348)	3,474	(3,780)
Net realized gains (losses)	$30,201	$6,150	$82,211	$5,434
Net other-than-temporary impairments (1)	$(266)	$(13,510)	$(1,579)	$(19,215)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that Ambac will be required to sell before recovery of the amortized cost basis.

During the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments resulted in adverse changes in projected cash flows on certain impaired Ambac insured securities. Such changes in estimated claim payments on Ambac insured securities contributed to net other-than-temporary impairments for the three and nine months ended September 30, 2017, presented in the table above.
Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold securities that are in an unrealized loss position, which could also result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of September 30, 2018 and 2017 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$67,085	$52,070
Additions for credit impairments recognized on:
Securities not previously impaired	226	3,274
Securities previously impaired	97	11,596
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(53,222)	—
Balance, end of period	$14,186	$66,940

Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Cash and securities held directly in Ambac’s investment portfolio with a fair value of $95,074 and $120,645 at September 30, 2018 and December 31, 2017, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $5,893 and $5,974 at September 30, 2018 and December 31, 2017, respectively, were deposited with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $0 and $346,212 at September 30, 2018 and December 31, 2017, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a Secured Borrowing transaction that was terminated on June 22, 2018. These assets were held and the secured debt was issued by entities that qualified as VIEs and were consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3. Variable Interest Entities for further details of the Secured Borrowing transaction.
As further discussed in Note 1. Background and Business Description, Ambac LSNI, an unconsolidated VIE, issued Secured Notes in connection with the Rehabilitation Exit Transactions of February 12, 2018. Securities with a fair value of $221,676 at September 30, 2018 were pledged as collateral and as sources of funding to repay the Secured Notes. The securities may not be transferred or repledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of the Secured Notes held by Ambac Assurance. Unsettled proceeds in the amount of $32,894 from the September 30, 2018 interest payment and partial redemption of Secured Notes held by Ambac Assurance were included in Receivable for securities on the Consolidated Balance Sheet at September 30, 2018. Such amount was received in October 2018.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor

| Ambac Financial Group, Inc. 44 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2018 and December 31, 2017, respectively:

	Municipal Obligations	Corporate Obligations (3)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
September 30, 2018:
Ambac Assurance Corporation (2)	$915,525	$714,004	$612,587	$2,242,116	CC
National Public Finance Guarantee Corporation	16,306	—	—	16,306	BBB-
Assured Guaranty Municipal Corporation	5,998	—	—	5,998	BBB+
Total	$937,829	$714,004	$612,587	$2,264,420	CC

December 31, 2017:
Ambac Assurance Corporation (2)	$706,715	$32,660	$2,702,887	$3,442,262	CC
National Public Finance Guarantee Corporation	20,733	—	—	20,733	BBB-
Assured Guaranty Municipal Corporation	5,998	—	—	5,998	BBB+
Total	$733,446	$32,660	$2,702,887	$3,468,993	CC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes corporate obligations and asset-backed securities with a fair value of $141,373 and $170,280 at September 30, 2018 and December 31, 2017, respectively, insured by Ambac UK.

(3)	2018 includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by Ambac Assurance.
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

	Fair Value
Class of Funds	September 30, 2018	December 31, 2017	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$33,030	$33,154	quarterly	10 business days
Diversified hedge fund strategies (2)	—	53,054	semi-monthly	15 - 30 days
Interest rate products (3) (7)	179,856	136,603	daily, weekly or monthly	0 - 30 days
Illiquid investments (4)	66,922	67,787	quarterly	180 days
Insurance-linked investments (5)	32,360	22,666	quarterly	90-120 days
Equity market investments (6) (7)	60,605	53,675	daily	0 days
Total equity investments in pooled funds	$372,773	$366,939

(1)	Investments consist of UK property to generate income and capital growth.

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

(7)
Interest rate products include $2,914 at September 30, 2018 and $2,823 at December 31, 2017 and equity market investments include $60,605 at September 30, 2018 and $53,675 at December 31, 2017 that have readily determinable fair values priced through pricing vendors.

| Ambac Financial Group, Inc. 45 2018 Third Quarter FORM 10-Q |

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
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed income securities	$49,372	$81,054	$219,222	$236,876
Short-term investments	2,395	1,986	7,671	4,124
Loans	185	187	552	361
Investment expense	(1,967)	(2,228)	(5,167)	(6,269)
Securities available-for-sale and short-term	49,985	80,999	222,278	235,092
Other investments	8,347	6,178	12,956	18,804
Total net investment income	$58,332	$87,177	$235,234	$253,896

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net gains (losses) recognized during the period on trading securities	$7,014	$4,919	$9,067	$15,130
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	612	5,024	(2,067)	8,140
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$6,402	$(105)	$11,134	$6,990

| Ambac Financial Group, Inc. 46 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
September 30, 2018:
Derivative Assets:
Interest rate swaps	50,699	437	50,262	—	50,262
Total non-VIE derivative assets	$50,699	$437	$50,262	$—	$50,262
Derivative Liabilities:
Credit derivatives	$1,175	$—	$1,175	$—	$1,175
Interest rate swaps	60,165	437	59,728	58,935	793
Futures contracts	428	—	428	428	—
Total non-VIE derivative liabilities	$61,768	$437	$61,331	$59,363	$1,968
Variable Interest Entities Derivative Assets:
Currency swaps	$61,543	$—	$61,543	$—	$61,543
Total VIE derivative assets	$61,543	$—	$61,543	$—	$61,543
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,657,173	$—	$1,657,173	$—	$1,657,173
Total VIE derivative liabilities	$1,657,173	$—	$1,657,173	$—	$1,657,173

December 31, 2017:
Derivative Assets:
Interest rate swaps	$73,826	$627	$73,199	$—	$73,199
Total non-VIE derivative assets	$73,826	$627	$73,199	$—	$73,199
Derivative Liabilities:
Credit derivatives	$566	$—	$566	$—	$566
Interest rate swaps	81,495	627	80,868	79,912	956
Futures contracts	1,348	—	1,348	1,348	—
Total non-VIE derivative liabilities	$83,409	$627	$82,782	$81,260	$1,522
Variable Interest Entities Derivative Assets:
Currency swaps	$54,877	$—	$54,877	$—	$54,877
Total VIE derivative assets	$54,877	$—	$54,877	$—	$54,877
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,205,264	$—	$2,205,264	$—	$2,205,264
Total VIE derivative liabilities	$2,205,264	$—	$2,205,264	$—	$2,205,264

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $10,888 and $20,926 as of September 30, 2018 and December 31, 2017, respectively. There were no amounts held representing an obligation to return cash collateral as of September 30, 2018 and December 31, 2017.

| Ambac Financial Group, Inc. 47 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Non-VIEs:
Credit derivatives	Net change in fair value of credit derivatives	$250	$179	$(313)	$7,855
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on interest rate derivatives	3,157	3,394	9,320	40,643
Futures contracts	Net gains (losses) on interest rate derivatives	14,176	590	42,699	(4,105)
Total Non-VIE derivatives		17,333	3,984	52,019	36,538
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	1,140	(7,794)	6,666	(22,693)
Interest rate swaps	Income (loss) on variable interest entities	335,054	(24,851)	548,092	(10,321)
Total Variable Interest Entities		336,194	(32,645)	554,758	(33,014)
Total derivative contracts		$353,777	$(28,482)	$606,464	$11,379

Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at September 30, 2018 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following table summarizes the gross principal notional outstanding for CDS contracts, by Ambac rating as of September 30, 2018 and December 31, 2017:

Ambac Rating	September 30, 2018	December 31, 2017
AAA	$—	$—
AA	158,500	175,765
A	—	—
BBB (1)	145,150	150,125
Below investment grade (2)	—	—
Total	$303,650	$325,890

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

| Ambac Financial Group, Inc. 48 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Additionally, AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of September 30, 2018 and December 31, 2017 the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of derivative	September 30, 2018	December 31, 2017
Interest rate swaps—receive-fixed/pay-variable	$372,586	$379,497
Interest rate swaps—pay-fixed/receive-variable	1,462,639	1,428,264
US Treasury futures contracts—short	1,740,000	1,655,000

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of September 30, 2018 and December 31, 2017 are as follows:

	Notional
Type of VIE derivative	September 30, 2018	December 31, 2017
Interest rate swaps—receive-fixed/pay-variable	$1,431,360	$1,483,491
Interest rate swaps—pay-fixed/receive-variable	1,214,375	2,479,244
Currency swaps	359,907	394,541
Credit derivatives	10,487	12,100

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
As of September 30, 2018 and December 31, 2017, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $58,935 and $79,912, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $84,926 and $111,391, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on September 30, 2018, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
10. LONG-TERM DEBT
The carrying value of long-term debt was as follows:

	September 30, 2018	December 31, 2017
Ambac Assurance:
5.1% surplus notes due 2020	$473,893	$668,667
5.1% junior surplus notes due 2020	249,597	249,036
Ambac Note	1,968,614	—
Tier 2 Notes	245,667	—
Secured borrowing	—	73,993
Ambac Assurance long-term debt	$2,937,771	$991,696

Variable Interest Entities long-term debt	$5,585,860	$12,160,544

| Ambac Financial Group, Inc. 49 2018 Third Quarter FORM 10-Q |

Surplus Notes
Ambac Assurance surplus notes, with a par amount of $523,367 and $754,811 at September 30, 2018 and December 31, 2017, respectively, are reported in long-term debt on the Consolidated Balance Sheet and have a scheduled maturity of June 7, 2020. On February 12, 2018, the Rehabilitation Exit Transactions were consummated, resulting in a $463,624 reduction of consolidated surplus note par outstanding. On August 3, 2018, in connection with the AMPS Exchange, Ambac Assurance issued surplus notes with a par amount of $212,740. Also, during the nine months ended September 30, 2018, sales of surplus notes held by AFG and other transactions resulted in additional net issuance of $19,440 Ambac Assurance surplus note par value. Surplus notes outstanding are recorded at their fair value at the date of issuance. The discount on surplus notes is accreted into income using the effective interest method based on projected cash flows at the date of issuance. The weighted average imputed interest rate on surplus notes outstanding as of September 30, 2018 is 10.1%. All payments of principal and interest on these surplus notes are subject to the prior approval of the OCI. Annually from 2011 through 2018, OCI issued its disapproval of the requests of Ambac Assurance to pay the full interest on outstanding surplus notes on the annual scheduled interest payment date of June 7th. If the OCI does not approve the payment of interest on these surplus notes, such interest will accrue and compound annually until paid. In connection with the Rehabilitation Exit Transactions, Ambac Assurance made a one-time current interest payment on remaining surplus notes (other than junior surplus notes) of $13,501, of which $2,618 was received by Ambac for surplus notes that it owned and that are considered extinguished for accounting purposes.
Refer to Note 1. Background and Business Description for further discussion of both the Rehabilitation Exit Transactions and the AMPS Exchange.
Junior Surplus Notes
The junior surplus notes, with a par value of $367,512 and $370,237 at September 30, 2018 and December 31, 2017, respectively, are reported in long-term debt on the Consolidated Balance Sheets and have a scheduled maturity of June 7, 2020, subject to the following restrictions. Pursuant to the Second Amended Plan of Rehabilitation, Ambac Assurance became the obligor under the junior surplus notes (previously issued by the Segregated Account) as of February 12, 2018. Principal and interest payments on these junior surplus notes cannot be made until all Ambac Assurance surplus notes (other than junior surplus notes) are paid in full and after all of Ambac Assurance's future and existing senior indebtedness, policy and other priority claims have been paid in full. All payments of principal and interest on these junior surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the junior surplus notes, such interest will accrue and compound annually until paid. No such approval has been sought or obtained to pay interest on junior surplus notes since their issuance.

•
Par value at September 30, 2018 and December 31, 2017 includes $17,512 and $20,237, respectively, of junior surplus notes issued in connection with a settlement agreement (the “OSS Settlement Agreement”) entered into among Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) with respect to the termination of Ambac’s office lease with OSS. Part of these junior surplus notes ($2,530 current par value at September 30, 2018) are reducing periodically as rent payments under the replacement lease (beginning in January 2016) are made by Ambac Assurance. Par value of these junior surplus notes was reduced by $2,725 and $2,881 during the nine months ended September 30, 2018 and 2017, respectively, as rent payments were made by Ambac Assurance. These junior surplus notes were recorded at their fair value at the date of issuance. The discount on these notes are currently being accreted into income using the effective interest method at an imputed interest rate of 19.5%.

•
Par value at September 30, 2018 and December 31, 2017 includes $350,000 face amount of a junior surplus note originally issued to Ambac pursuant to Ambac's Chapter 11 Reorganization Plan in accordance with the Mediation Agreement dated September 21, 2011 among Ambac, Ambac Assurance, the Segregated Account, the Rehabilitator, the OCI and the Official Committee of Unsecured Creditors of Ambac, and that Ambac sold to a Trust on August 28, 2014. This junior surplus note was recorded at a discount to par based on its fair value on August 28, 2014. Ambac is accreting the discount on this junior surplus note into earnings using the effective interest method, based on an imputed interest rate of 8.4% .

Ambac Note
The Ambac Note, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, as more fully described in Note 1. Background and Business Description, with a par value of $1,968,614 at September 30, 2018, is reported in long-term debt on the Consolidated Balance Sheets and has a legal maturity of February 12, 2023. Interest on the Ambac Note is payable quarterly (on the last day of each quarter beginning with June 30, 2018) at an annual rate of 3-month U.S. Dollar LIBOR + 5.00%, subject to a 1.00% LIBOR floor. During the nine months ended September 30, 2018, $185,738 par value of the Ambac Note was redeemed. The maturity date for the Ambac Note is the earlier of (x) February 12, 2023, and (y) if the Secured Notes are then outstanding, the date that is five business days prior to the date for which OCI has approved the repayment of the outstanding principal amount of the surplus notes (other than junior surplus notes) issued by Ambac Assurance. Promptly, and in any event within four business days after the receipt (whether directly or indirectly) of any representation and warranty subrogation recoveries, Ambac Assurance shall (i) apply an amount (the “Mandatory Redemption Amount”) equal to the lesser of (a) the amount of such representation and warranty subrogation recoveries and (b) all outstanding principal and accrued and unpaid interest on the Ambac Note to redeem the Ambac Note, in whole or in part, as applicable; provided, that any non-cash representation and warranty subrogation recoveries shall be deemed to be received upon the receipt of the applicable appraisal.
The portion of the Ambac Note issued in connection with the exchange of surplus notes ("Ambac Note A") was accounted for as a debt modification since the creditors before and after the exchange remained the same and the change in terms was not considered substantial. A

| Ambac Financial Group, Inc. 50 2018 Third Quarter FORM 10-Q |

substantial change is considered to be a change in cash flows of equal to or greater than 10%, and because the change in cash flows was less than 10%, debt modification accounting is appropriate. Under debt modification accounting, Ambac Note A was recorded at a discount to par based on the carrying value of the surplus notes less the cash consideration paid. Furthermore, no gain or loss was recorded on the surplus note exchange and a new effective interest rate was established based on the cash flows of Ambac Note A. Any consideration paid directly related to the issuance of Ambac Note A was expensed as incurred. The portion of the Ambac Note issued in connection with the exchange of Deferred Amounts ("Ambac Note B") was recorded at fair value. The Deferred Amount exchange was accounted for as an extinguishment of the Deferred Amounts with the gain reflected as a benefit to loss and loss expenses. Any consideration paid directly related to the issuance of Ambac Note B was capitalized and amortized as part of the effective yield calculation. The aggregate discount on the entire Ambac Note (portions A and B) was accreted into earnings from the date of issuance through September 30, 2018 using the effective interest method, based on an imputed interest rate of 7.6%. As of September 30, 2018, the discount on the Ambac Note has been fully amortized.
Tier 2 Notes
The Tier 2 Notes, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, with a par value of $253,204 (including paid-in-kind interest of $13,204) at September 30, 2018, are reported in long-term debt on the Consolidated Balance Sheets and have a legal maturity of February 12, 2055. Interest on the Tier 2 Notes is at an annual rate of 8.50%. Interest payments will not be made in cash on interest payment dates and shall be paid-in-kind and compounded on the last day of each calendar quarter, unless (i) funds are available to make such payments in cash as a result of receiving recoveries in respect of the representation and warranty subrogation recoveries in excess of $1,600,000 or (ii) interest is paid in cash on surplus notes (other than in connection with the Rehabilitation Exit Transactions). The Tier 2 Notes may not be redeemed or repaid prior to December 17, 2020 unless Ambac Assurance pays a make-whole premium. Thereafter, the Tier 2 Notes may be redeemed, in whole or in part, at the option of Ambac Assurance, at a price equal to 100% of the aggregate principal amount redeemed, plus accrued and unpaid interest, if any. The Tier 2 Notes were recorded at a discount to par as any consideration paid that was directly related to the issuance of the Tier 2 Notes was capitalized and is part of the effective yield calculation. Ambac is accreting the discount on the Tier 2 Notes into earnings using the effective interest method, based on an imputed interest rate of 9.9%.
Secured Borrowing
The Secured Borrowing, with a par value of $0 and $73,993 at September 30, 2018 and December 31, 2017, respectively, is reported in long-term debt on the Consolidated Balance Sheets and had a legal maturity of July 25, 2047. Interest on the Secured Borrowing was payable monthly at an annual rate of one month U.S. Dollar LIBOR + 2.8%. On June 22, 2018, the Secured Borrowing was fully redeemed. Refer to Note 3. Variable Interest Entities for further discussion on the Secured Borrowing transaction.
Variable Interest Entities, Long-term Debt
The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on certain of the the variable interest obligations. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due and to the extent such obligations are guaranteed by Ambac. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $4,831,033 and $9,387,884 as of September 30, 2018 and December 31, 2017, respectively. The range of final maturity dates of the outstanding long-term debt associated with these VIEs is November 2018 to December 2047 as of September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, the interest rates on these VIEs’ long-term debt ranged from 1.25% to 8.35% and from 0.96% to 8.35%, respectively. Final maturities of VIE long-term debt for each of the five years following September 30, 2018 are as follows: 2019-$397,201; 2020-$0; 2021-$0; 2022-$0; 2023-$0.
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

As of September 30, 2018 Ambac had U.S. federal ordinary net loss carryforwards totaling approximately $3,549,614, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032.

| Ambac Financial Group, Inc. 51 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at September 30, 2018 and December 31, 2017 are presented below:

	September 30, 2018	December 31, 2017
Deferred tax liabilities:
Insurance intangible	$158,704	$177,864
Debentures	—	28,387
Unearned premiums and credit fees	50,386	51,485
Variable interest entities	17,265	22,817
Investments	51,704	28,798
Other	9,507	9,402
Total deferred tax liabilities	287,566	318,753
Deferred tax assets:
Net operating loss and capital carryforward	745,419	775,917
Loss reserves	230,768	264,624
Debentures	24,219	—
Compensation	7,935	5,585
Other	1,819	2,140
Subtotal deferred tax assets	1,010,160	1,048,266
Valuation allowance	750,131	763,172
Total deferred tax assets	260,029	285,094
Net deferred tax (liability)	$(27,537)	$(33,659)

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
In accordance with SEC issued guidance (SAB 118), which provides a one-year measurement period for companies to finalize the accounting for the impact of the TCJA, during the three months ended September 30, 2018, Ambac concluded that the tax effect related to limitations on executive compensation resulted in a reduction of the deferred tax asset for Compensation of $423. Ambac continues to record the income tax effect of provisions related to the TCJA's repatriation of Ambac UK's earnings and profits as an estimate.
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S.	$(39,832)	$(211,769)	$271,014	$(428,263)
Foreign	19,884	26,303	23,655	150,929
Total	$(19,948)	$(185,466)	$294,669	$(277,334)

| Ambac Financial Group, Inc. 52 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current taxes
U. S. federal	$—	$(617)	$—	$—
U.S. state and local	424	—	2,106	—
Foreign	6,164	6,056	8,669	31,902
Current taxes	6,588	5,439	10,775	31,902
Deferred taxes
Foreign	(4,377)	—	(3,964)	—
Deferred taxes	(4,377)	—	(3,964)	—
Provision for income taxes	$2,211	$5,439	$6,811	$31,902

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
For the nine months ended September 30, 2018, Ambac Assurance generated $131,201 of taxable income, resulting in additional accrued Tolling Payments, net of applicable credits, of $11,021, which, assuming Ambac Assurance's full year 2018 taxable income does not change, will be paid to Ambac in 2019. Ambac Assurance's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
As of September 30, 2018, the remaining balance of the $3,549,614 NOL allocated to Ambac Assurance was $2,151,004. As of September 30, 2018 Ambac's NOL was $1,398,610.
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

| Ambac Financial Group, Inc. 53 2018 Third Quarter FORM 10-Q |

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

•
Meade Communities LLC v. Ambac Assurance Corporation (Circuit Court, Anne Arundel County, Maryland, Case No. C-02-CV-15-003745). On January 22, 2018, the court granted Meade's motion for summary judgment finding that Ambac Assurance lacked standing on the basis that there had been an "Ambac Default" by virtue of certain orders of the Rehabilitation Court. On January 26, 2018, Ambac Assurance filed a Motion to Alter or Amend Judgment with the Maryland Court arguing that the Rehabilitation Court's January 22 Confirmation Order constituted grounds for altering the judgment to award summary judgment on the "Ambac Default" issue for Ambac Assurance. On February 7, 2018, the Rehabilitation Court entered a further order enjoining Meade from continuing to argue that an Ambac Default occurred by virtue of the Rehabilitation Court's prior orders and requiring Meade to file that order with the Maryland Court. On February 8, 2018, Meade complied and filed the January 22nd and February 7th Rehabilitation Court orders with the Maryland court. On February 12, 2018, the Maryland Court granted Ambac Assurance's motion to stay enforcement of the Court's January 22nd amended order concerning "Ambac Default" and granting Meade an extension until March 14, 2018 to oppose Ambac Assurance's Motion to Alter or Amend Judgment. On March 14, 2018, Meade filed its opposition brief. On May 10, 2018, the Maryland Court denied Ambac Assurance’s January 26, 2018 Motion to Alter or Amend Judgment and lifted the February 12, 2018 stay order. Ambac Assurance filed a notice of appeal on May 16, 2018 and, concurrently therewith, filed a Motion to Set Supersedeas Bond Amount pending the appeal. Plaintiff opposed such motion on May

| Ambac Financial Group, Inc. 54 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

31, 2018 and the court denied Ambac Assurance’s motion on June 15, 2018. Pursuant to an agreement to settle the case, Ambac agreed to dismiss its appeals and on July 9, 2018, the parties filed a consent motion to vacate the Circuit Court's prior orders, which was granted.

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

Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017). On November 13, 2017, Ambac Assurance and the other defendants filed motions to dismiss the first amended complaint asserting, among other claims, civil claims based on the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which Plaintiffs opposed. Oral argument was held on April 12, 2018. On July 17, 2018, the court granted Ambac Assurance’s and the other defendants’ motion to dismiss the first amended complaint without prejudice. Plaintiffs’ deadline to file a second amended complaint is currently November 16, 2018, but Plaintiffs have requested an extension.
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
Student Loans Exposure:
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). On September 20, 2018, the case was reassigned to a new judge, who invited additional letter submissions from the parties. Ambac Assurance submitted a letter on September 28, 2018, reiterating its request to intervene in the action. The CFPB also submitted a letter, which asserted that the court can resolve the outstanding intervention motions on the papers. In additional submissions, the CFPB and a firm purporting to represent the Defendant Trusts argued that the court should resolve a dispute relating to the payment of counsel fees out of Trust assets, so that the Trusts can secure representation for the case. On October 19, 2018, the court granted Ambac’s motion to intervene. On November 1, 2018 the court issued an oral order directing the parties to file by November 16, 2018 a joint proposed briefing schedule regarding the CFPB’s motion for entry of the proposed consent judgment, including a proposal for any discovery the parties wish to take in order to respond to the motion.
Nat’l Collegiate Master Student Loan Trust v. Pa. Higher Education Assistance Agency (PHEAA) (Delaware Court of Chancery, C.A. No. 12111-VCS, filed March 21, 2016).  On January 12, 2018, Plaintiffs filed a motion for injunctive or declaratory relief requiring Wilmington Trust Company, as Owner Trustee, and GSS Data Services, Inc., as Administrator, to resume processing for payment bills submitted by lawyers purporting to act on the Trusts’ behalf.  Oppositions to Plaintiffs’ motion were filed by Ambac and others on March 1, 2018.  Plaintiffs filed a reply brief in further support of their motion on March 16, 2018. At a hearing on April 3, 2018, the court denied Plaintiffs’ motion without prejudice. The court later entered an order memorializing its oral ruling on April 16, 2018. The court also granted Ambac’s motion to intervene on April 10, 2018 and Ambac filed its complaint in intervention on April 16, 2018. On June 15, 2018, the Owner Trustee filed a stipulation and proposed order addressing the selection of a Successor Owner Trustee. Among other provisions, the stipulation calls for the appointment of a Special Master to adjudicate disputes regarding "Owner Instructions," and raises the annual expense caps that apply to the Owner Trustee and Indenture Trustee. The stipulation was negotiated and agreed to by the Owner Trustee, the Indenture Trustee, the Administrator, Ambac Assurance, and various noteholders. Plaintiffs withdrew from the negotiations and later opposed the stipulation. The Owner Trustee proposed that the court schedule a hearing to consider any objections to the stipulation submitted by noteholders. The court held a hearing on September 21, 2018, and heard arguments regarding the stipulation at that time. The court ruled that a Special Master would be appointed, and invited the parties to submit

| Ambac Financial Group, Inc. 55 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

a revised stipulation and proposed order to conform to the court’s rulings at the hearing. The Owner Trustee and Plaintiffs each submitted competing draft orders on September 28, 2018.
Puerto Rico:
Bank of New York Mellon v. COFINA, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00133, filed May 16, 2017). On November 6, 2017, a number of parties, including Ambac Assurance, filed motions for summary judgment; Ambac Assurance argued that the Commonwealth’s and COFINA’s pre-petition actions constituted defaults under the COFINA bond resolution, and these defaults have ripened into events of default resulting in the senior COFINA bondholders’ absolute priority to the funds in BNY’s possession. Briefing on the summary judgment motions was completed on January 5, 2018. On September 27, 2018, in light of the pending agreement in principle between the Agent for COFINA and the Agent for the Commonwealth in adversary proceeding no. 1:17-ap-00257 (the "Commonwealth-COFINA Dispute" discussed below), the Court terminated the pending motions for summary judgment without prejudice. On October 19, 2018, the Oversight Board filed (i) a disclosure statement and plan of adjustment in the COFINA Title III case incorporating a resolution of the Commonwealth-COFINA Dispute, and (ii) a motion under Bankruptcy Rule 9019 in the Commonwealth Title III case for approval of the settlement of the Commonwealth-COFINA Dispute. The Commonwealth Agent is not presently a party to the settlement of the Commonwealth-COFINA Dispute incorporated into the COFINA disclosure statement and plan of adjustment and the Commonwealth Rule 9019 motion.
Peaje Investments LLC v. Puerto Rico Highways and Transportation Authority, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00151, filed May 31, 2017). On June 15, 2017, Ambac Assurance moved to intervene in an adversary proceeding brought by Peaje Investments (Peaje), a holder of 1968 Bonds issued by PRHTA, against PRHTA. On May 31, 2017, Peaje filed a complaint seeking relief with respect to its ownership of the 1968 Bonds, including a declaration that the toll road revenues pledged to the 1968 Bonds are “special revenues” under Section 922 of the Bankruptcy Code, an injunction preventing the diversion of toll revenues to the Commonwealth and ordering the application of the toll revenues to the 1968 Bonds, and various declarations and injunctions related thereto. Peaje also filed a motion for a temporary restraining order and preliminary injunction on the same day, seeking to enjoin PRHTA from diverting the toll revenues to the Commonwealth. A hearing on the motion for a temporary restraining order was held on June 5, 2017, at which time Peaje withdrew the motion for a temporary restraining order. In its motion to intervene, Ambac Assurance argued that issues in this case will have a significant impact on Ambac Assurance’s own interests with respect to PRHTA bonds. On July 21, 2017, the District Court denied Ambac Assurance's motion to intervene. On September 8, 2017, the District Court denied Peaje’s motion for a preliminary injunction, finding that Peaje had not demonstrated either (i) a likelihood of success on the merits of its underlying claim that the 1968 bonds are secured by a statutory lien, or (ii) that it would be irreparably harmed in the absence of a preliminary injunction. Peaje has appealed this denial of the preliminary injunction to the U.S. Court of Appeals for the First Circuit; the First Circuit held argument on the appeal on June 5, 2018. On August 8, 2018, the First Circuit affirmed the District Court’s ruling that Peaje does not have a statutory lien on toll revenues pledged for repayment of the 1968 PRHTA bonds. The First Circuit vacated the District Court’s rulings that Peaje failed to establish irreparable harm and that defendants had established adequate protection of Peaje’s interests, remanding these rulings to the District Court for further consideration in light of the First Circuit’s determination that Peaje does not hold a statutory lien.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00159, filed June 8, 2017). On July 28, 2017, Defendants moved to dismiss Ambac Assurance’s complaint; briefing on the motion to dismiss concluded on October 31, 2017, and oral argument on the motion was held on November 21, 2017. On February 27, 2018, the court granted Defendants’ motion to dismiss. As to certain of the claims, the District Court found that it lacks subject matter jurisdiction (i) to the extent the claims seek to invalidate the certification of the FEGP and prohibit certain actions under PROMESA due to alleged non-compliance with PROMESA requirements that are predicates to certification of the FEGP, or (ii) to the extent Ambac Assurance sought a determination of its lien rights over the PRHTA reserve accounts. As to other claims, the court found that Ambac Assurance had failed to state a claim upon which the District Court could grant relief, including that (i) as to constitutional issues, Ambac Assurance had failed to plead facts sufficient to allow the court to draw a reasonable inference that the Moratorium Legislation, Moratorium Orders, and Fiscal Plan Compliance Act were “unreasonable or unnecessary to effectuate an important government purpose” and had failed to allege plausibly that the FEGP is an exercise of Commonwealth legislative power, (ii) Ambac Assurance had failed to plead facts sufficient to show that the Moratorium Legislation and Moratorium Orders prohibited the payment of principal and interest or purported to bind creditors to any reduction of the outstanding obligations and therefore would have been preempted by PROMESA under PROMESA Section 303(1), and Ambac Assurance failed to plead plausible, ripe claims that the Moratorium Orders are unlawful under PROMESA section 303(3), (iii) the automatic stay is currently in effect and renders unavailable any cause of action pursuant to Section 407 of PROMESA, including claims by PRHTA bondholders that PRHTA should be compensated for any pledged special revenues transferred away from it in violation of applicable law, (iv) the court is not required or empowered under PROMESA or the Bankruptcy Code to order the payment of pledged special revenues to the PRHTA bondholders, and (v) Ambac Assurance had failed to plead facts sufficient to show that the PRHTA reserve accounts are the property of the bondholders. Finally, the District Court held that PROMESA section 305 prevented it from ordering any relief on Ambac’s claim that the PRHTA reserve accounts are held in trust for bondholders. On March 9, 2018, Ambac Assurance appealed this ruling to the First Circuit. Briefing is complete and oral argument will be held on December 5, 2018.
Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257, filed September 8, 2017) (the Commonwealth-COFINA Dispute). Motions for summary judgment were filed on February 21, 2018; a hearing on the summary judgment motions was held on April 10, 2018. On February 26, 2018, the COFINA Agent moved to certify questions of law to the Supreme Court of Puerto Rico regarding COFINA’s constitutionality under the Puerto Rico Constitution. On April 3, 2018, Ambac Assurance filed an

| Ambac Financial Group, Inc. 56 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

opposition to the motion to certify and, in the alternative, a cross-motion to certify alternative questions to the Supreme Court of Puerto Rico. Briefing on the motion to certify concluded on April 18, 2018; a hearing on the motion to certify was held on May 9, 2018. On May 24, 2018, the District Court denied the motion to certify questions of law to the Supreme Court of Puerto Rico. On June 5, 2018, the Commonwealth Agent and COFINA Agent filed a joint motion asking the court to hold its decision on the summary judgment motions in abeyance for 60 days on account of an agreement in principle between the Agents to settle the Commonwealth-COFINA dispute, which the court granted. Additional joint motions to hold the summary judgment motions in abeyance were filed on August 2, 2018 and September 6, 2018. On September 27, 2018, in light of the pending agreement in principle, the Court terminated the pending motions for summary judgment without prejudice. On October 19, 2018, the Oversight Board filed (i) a disclosure statement and plan of adjustment in the COFINA Title III case incorporating a resolution of the Commonwealth-COFINA Dispute, and (ii) a motion under Bankruptcy Rule 9019 in the Commonwealth Title III case for approval of the settlement of the Commonwealth-COFINA Dispute. The Commonwealth Agent is not presently a party to the settlement of the Commonwealth-COFINA Dispute incorporated into the COFINA disclosure statement and plan of adjustment and the Commonwealth Rule 9019 motion. On October 30, 2018, the Commonwealth Agent filed a statement in the Commonwealth Title III case indicating its intent to challenge the Oversight Board's authority to propose a settlement of the Commonwealth-COFINA Dispute for the District Court's approval.
Military Housing:
Ambac Assurance filed various lawsuits seeking specific performance of obligations of borrowers on loans related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond provided by Ambac Assurance, as required under the applicable loan documents. The parties to these cases reached a settlement resolving all claims and counterclaims between and among them with respect to the debt-service-reserve surety bonds and related issues (other than the aforementioned RICO action), which have resulted in agreed dismissals of the following cases with prejudice:

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

RMBS Litigation:
In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various residential mortgage-backed securities transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, including the following:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. On October 27, 2015, the court issued a decision dated October 22, 2015 granting in part and denying in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide (primary-liability claims), and issued a second decision granting Ambac Assurance’s partial motion for summary judgment and denying Bank of America’s motion for summary judgment regarding Ambac Assurance’s secondary-liability claims against Bank of America. Ambac Assurance and Countrywide filed notices of appeal of the October 22, 2015 decision relating to primary liability and Bank of America filed a notice of appeal of the October 27, 2015 decision relating to its secondary-liability to the New York Appellate Division, First Department. On May 16, 2017, the First Department issued rulings in both appeals, reversing a number of rulings that the trial court had made and affirming other rulings. On June 15, 2017, Ambac Assurance filed a motion with the First Department for leave to appeal certain rulings in the May 16, 2017 decision to the Court of Appeals, which Countrywide opposed. On July 25, 2017 the First Department granted Ambac Assurance’s motion. The Court of Appeals heard oral argument on June 6, 2018. On June 27, 2018, the Court of Appeals denied Ambac Assurance’s appeal and affirmed the rulings of the First Department. Trial is currently scheduled to commence on February 25, 2019. Defendants filed certain pre-trial motions on August 22, 2018 seeking to (1) strike Ambac’s jury demand for its fraudulent inducement claim; (2) strike Ambac’s jury demand for its successor liability claim; (3)

| Ambac Financial Group, Inc. 57 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

bifurcate the trials for Ambac’s primary and successor liability claims; (4) limit the loans for which Ambac may seek to recover damages; and (5) preclude Ambac from using sampling to prove liability or damages for breach of contract. Ambac opposed these motions on September 5, 2019 and the court heard oral argument on September 27, 2018. On October 2, 2018 Countrywide moved to dismiss Ambac’s fraudulent inducement claim as duplicative of its contract claim. Ambac opposed this motion and the court heard oral argument on November 5, 2018. The court has not issued any decisions on the pending motions.

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

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-00446 (SHS)), filed January 20, 2017, (the “2017 S.D.N.Y. Action”)); Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “2018 S.D.N.Y. Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). These three actions relate to U.S. Bank National Association’s (“U.S. Bank) proposed settlement of claims related to the Harborview Mortgage Loan Trust, Series 2005-10. On December 6, 2017, in the 2017 S.D.N.Y. Action, the court granted U.S. Bank’s motion for reconsideration and granted U.S. Bank’s motion to dismiss, and on January 18, 2018, the court issued an opinion memorializing the reasons for its decision. Ambac did not appeal that decision, and judgment was entered on March 5, 2018. On March 6, 2017, U.S. Bank filed the Minnesota Action, a trust instruction proceeding in Minnesota state court concerning the proposed settlement. On April 5, 2017, Ambac Assurance filed a motion to dismiss the Minnesota Action. On June 12, 2017, U.S. Bank filed an amended petition in the Minnesota Action, and on July 7, 2017 Ambac Assurance filed a renewed motion to dismiss, which U.S. Bank opposed. On November 13, 2017, the court denied the motion to dismiss the proceeding. On February 7, 2018, Ambac Assurance appealed this dismissal and U.S Bank opposed the appeal. On September 4, 2018, the Court of Appeals affirmed the dismissal. On September 17, 2018, Ambac Assurance filed a petition for review with the Minnesota Supreme Court, which U.S. Bank opposed. The petition for review remains pending. On September 6, 2018, the court granted U.S. Bank's motion for leave to file a Second Amended Petition seeking approval of its acceptance of a second offer to settle the separate litigation being prosecuted by U.S. Bank, as Trustee. On September 6, 2018, U.S. Bank filed its Second Amended Petition, and Ambac Assurance and certain other certificateholders objected to, or otherwise responded to, the petition. On June 8, 2018, Ambac Assurance filed the 2018 S.D.N.Y. Action asserting claims arising out of U.S. Bank’s acceptance of the second settlement offer and treatment of trust recoveries. Ambac asserts claims for declaratory judgment, breach of contract, and breach of fiduciary duty. On July 20, 2018, U.S. Bank filed a pre-motion letter indicating that it intends to file a motion to dismiss the complaint. Ambac filed a responsive letter on August 2, 2018, and a pre-motion conference and initial pretrial conference was held on August 14, 2018. On September 12, 2018, the court adjourned U.S. Bank's deadline to file a motion to dismiss to November 20, 2018.

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

•
Ambac Assurance Corporation v. Deutsche Bank National Trust Company (United States District Court for the Southern District of New York, Docket No. 18-cv-07457(VM)), filed August 15, 2018 (the “SDNY Action”); In re application of Deutsche Bank National Trust Company as Trustee of the Harborview Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018 (the “Trust Instruction Proceeding”). These two actions relate to Deutsche Bank National Trust Company’s (“DBNT”) proposed settlement of claims related to the Harborview Mortgage Loan Trust Series 2006-9.  On August 15, 2018, Ambac Assurance filed a complaint in the SDNY Action alleging that Deutsche Bank National Trust Company breached its obligations as trustee of the Harborview Mortgage Loan Trust 2006-9 (“Harborview 2006-9”) by failing to investigate and enforce breaches of representations and warranties in Harborview 2006-9, failing to immediately reject a proposed

| Ambac Financial Group, Inc. 58 2018 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

settlement related to Harborview 2006-9, and instituting an inadequate certificateholder approval process for the proposed settlement.  Ambac Assurance asserted claims for declaratory judgment, breach of contract, and breach of fiduciary duty.  On October 22, 2018, Ambac voluntarily dismissed its claims without prejudice pending resolution of the Trust Instruction Proceeding.  On August 23, 2018, DBNT filed a Petition commencing the Trust Instruction Proceeding, seeking judicial instruction pursuant to CPLR Article 77, inter alia, to accept the proposed settlement with respect of claims relating to Harborview 2006-9. On September 6, 2018, the Court entered an Order to Show Cause, setting out procedures for DBNT to give notice of the proceedings and for interested persons to appear.  On November 2, 2018, Ambac Assurance and other interested persons filed notices of intention to appear and answers to DBNT’s  petition.  In its answer, Ambac Assurance opposed DBNT’s request for an order instructing it to accept the proposed settlement and sought a period of discovery before resolution on the merits.
Other Litigation
U.S. Securities and Exchange Commission (the “SEC”) v. Citigroup Global Markets Inc. (“Citigroup”) (United States District Court Southern District of New York, Docket No. 11-CV-7387, filed in October 2011). This suit related to a collateralized debt obligation transaction arranged by Citigroup where Ambac Credit Products, LLC (insured by Ambac Assurance) provided credit protection through a credit default swap to a bank counterparty that was exposed to the transaction. The SEC and Citigroup reached a settlement of this action for $285,000. The presiding judge approved the settlement in August of 2014. A fair fund has been established to distribute the $285,000 (plus $2,550 received from a related proceeding). RCB Fund Services (the “Distribution Agent”) has been appointed as distribution agent for the fund and has invited investor participants in the CDO transaction to provide information regarding their investments in the CDO transaction. Ambac Assurance filed a submission with the requested information on February 28, 2018. The Distribution Agent, in consultation with the SEC, is to develop a distribution plan for the fair fund, which will be filed with the Court and will be subject to a comment period. The SEC filed a status report on August 13, 2018 to update the court on the process relating to the distribution plan.  The Distribution Agent stated that it intends to complete its review of the submissions it received from investors by the end of this year.   Once their review is complete, the Distribution Agent will formulate a plan of distribution, which will then be reviewed by the SEC prior to being filed with the court.   The submission states that Distribution Agent expects to file the plan of distribution and distribute the funds in the first quarter of 2019.  There is no guarantee that there will actually be a first quarter 2019 distribution as it depends on the judge and any objections that may be filed to the plan. While there can be no assurance as what the distribution plan will provide, or the timing or substance of what the court will decide, Ambac Assurance expects to receive a significant portion of the settlement funds. Ambac has not recorded any receivable for its estimated portion of these settlement funds.
NECA-IBEW Health & Welfare Fund v. Goldman, Sachs & Co., et al., (United States District Court for Southern District of New York, No. 1:08-cv-10783-LAP) and Police and Fire Retirement System of the City of Detroit v. Goldman, Sachs & Co. et al. (United States District Court for the Southern District of New York, No. 10 Civ. 4429-LAP).  In this class action, Plaintiffs alleged that the offering documents for various residential mortgage-backed securities sold by Goldman Sachs entities in 2007 and 2008 contained false and misleading statements.  The parties to the litigation reached a negotiated settlement for $272,000. The settlement class approved by the court included all persons who prior to December 11, 2008 purchased or otherwise acquired any of the securities at issue in the actions and were damaged thereby.   Ambac Assurance and its subsidiaries purchased or otherwise acquired certain securities at issue in the class action and were thereby included in the settlement class. Ambac submitted a claim form and in November 2018 received a distribution of approximately $26,721.
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

| Ambac Financial Group, Inc. 59 2018 Third Quarter FORM 10-Q |

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

| Ambac Financial Group, Inc. 60 2018 Third Quarter FORM 10-Q |

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
Asset Management:
Investment portfolios are subject to internal investment guidelines, as well as limits on types and quality of investments imposed by applicable insurance laws and regulations. As part of its investment strategy, and in accordance with the aforementioned guidelines, Ambac Assurance and Ambac Assurance UK Limited ("Ambac UK"), a subsidiary of Ambac Assurance, purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. The investment portfolios of Ambac Assurance and Ambac UK also hold fixed income securities and funds that include a variety of other assets including, but not limited to, corporate bonds, asset backed and mortgage backed securities, municipal bonds, high yield bonds, leveraged loans, equities, real estate and insurance-linked securities. Refer to Note 8. Investments to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further details of fixed income investments by asset class.
During the three and nine months ended September 30, 2018, Ambac (inclusive of its subsidiaries) did not acquire a significant amount of distressed Ambac-insured securities. As a result of the Rehabilitation Exit Transactions (as defined in Note 1. Background and Business Description), Ambac discharged all Deferred Amount (as defined in Note 1. Background and Business

Description) obligations for an effective consideration package comprised of cash, new Secured Notes (as defined in Note 1. Background and Business Description) and certain existing surplus notes, including those held by Ambac, and accordingly Ambac's ownership of Ambac-insured RMBS declined significantly. Furthermore, Ambac sold certain Ambac-insured RMBS securities during 2018 in connection with re-balancing the investment portfolio and certain Ambac-insured student loan securities in connection with a commutation transaction. At September 30, 2018, Ambac owned $273 million of Ambac-insured RMBS and approximately 30% of outstanding PRIFA and 58% of outstanding COFINA Ambac-insured bonds. Subject to applicable internal and regulatory guidelines and other constraints, Ambac will continue to opportunistically purchase Ambac-insured securities.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group focuses on the analysis, implementation and execution of commutations, risk reduction or defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure and execute such strategies. During 2018, Ambac's successes included:

•
Working closely with servicers and owners of Master Servicing Rights to exercise clean-up calls on 11 RMBS transactions, resulting in a benefit in losses and loss expenses of $10 million and reducing adversely classified net par exposure by $284 million;

•
Proactively working with issuers to expedite refundings or restructurings of Ambac-insured bonds. During 2018, Ambac negotiated with counterparties that resulted in the termination of several international RMBS and asset-backed policies on £182 million and £548 million of net par exposure, respectively;

•
Working with issuers and investors of Ambac-insured debt to commute $263 million of net par exposure, including $127 million of student loan exposures. Approximately $163 million related to adversely classified net par exposure;

•	Facilitating the refinancing of an Ambac UK insured debt, reducing adversely classified net par exposure by $36 million;

•
Sculpting the insured portfolio through quota share reinsurance. This included ceding approximately $139 million of structured finance exposure. In addition, in November 2018, Ambac Assurance ceded the full amount of certain public finance insurance policies to a third party reinsurer, totaling $1.5 billion of performing par exposure (principal and interest of $3.4 billion), which was mostly comprised of policies on non-callable capital appreciation bonds and includes $241 million par of adversely classified and watch list credits.

The following table provides a comparison of total and adversely classified credits ("ACC") net par outstanding in the insured portfolio at September 30, 2018 and December 31, 2017. Net par

| Ambac Financial Group, Inc. 61 2018 Third Quarter FORM 10-Q |

exposures within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions)	September 30, 2018	December 31, 2017	Variance
Total	$52.2	$62.7	$(10.5)	(17)%
ACC	11.1	14.1	(3.1)	(22)%
The overall reduction in total net par outstanding resulted from scheduled maturities, amortizations, commutations, reinsurance, refundings, refinancings and calls, including reductions as a result of the activities of Ambac and its subsidiaries as noted above.
The decrease in adversely classified credit exposures is primarily due to (i) results of active risk reductions; (ii) paydowns or calls by issuers, mostly related to residential mortgage-backed securities and (iii) the improved credit profile of certain residential mortgage-backed securities and their upgrade from the adversely classified credit listing.
Although our insured portfolio has generally performed satisfactorily in 2018, we continue to experience stress in certain insured exposures, particularly within our approximately $1.9 billion of exposure to Puerto Rico consisting of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
During 2018, Ambac repaid the remaining December 31, 2017 balance of the Secured Borrowing (as defined and described in Note 3. Variable Interest Entities) of $74 million and made a partial paydown of the Ambac Note (as defined in Note 1. Background and Business Description) by $186 million.
Ambac:
As of September 30, 2018 cash, investments and receivables of Ambac were $463 million.

($ in millions)
Cash and short-term investments	$152
Other investments (1)	257
Receivables (2)	54
Total	$463

(1)	Includes corporate securities and surplus notes (fair value of $63 million) and AMPS issued by Ambac Assurance that are eliminated in consolidation.

(2)
Includes accruals for tolling payments from Ambac Assurance in accordance with the Amended Tax Sharing Agreement ($41 million), investment income due and accrued and other receivables. Tolling payments are subject to review and approval by OCI as summarized below.

As a result of positive taxable income at Ambac Assurance in 2017, Ambac has accrued approximately $30 million in tax tolling payments. In May 2018, Ambac executed a waiver under Amended

Tax Sharing Agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018.  Ambac has also agreed to continue to defer the tolling payment for the use of net operating losses by Ambac Assurance until such time as OCI (as defined in Note 1. Background and Business Description) consents to the payment.
For the nine months ended September 30, 2018, Ambac Assurance recognized taxable income and accordingly Ambac has accrued $11 million of tolling payments. There are no assurances that Ambac Assurance will be able to generate taxable income for the full year of 2018 and therefore make future tolling payments to Ambac, including the accrued amount. Ambac Assurance's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the nine months ended September 30, 2018 included the following:

($ in millions)
Net income (1)	$(5)
Gain (loss) on foreign currency translation	(30)
Unrealized (losses) on non-functional currency available-for-sale securities	7
Impact on total comprehensive income (loss)	$(28)

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
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed

| Ambac Financial Group, Inc. 62 2018 Third Quarter FORM 10-Q |

net par outstanding by market at September 30, 2018 and December 31, 2017. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policy that insures the notes issued by Ambac LSNI as defined in Note 1. Background and Business Description:

($ in millions)	September 30, 2018	December 31, 2017
Public Finance (1) (2)	$27,391	$32,088
Structured Finance	10,720	13,816
International Finance	14,104	16,812
Total net par outstanding	$52,215	$62,716

(1)	Includes $5,778 and $5,829 of Military Housing net par outstanding at September 30, 2018 and December 31, 2017, respectively.

(2)
Includes $1,880 and $1,968 of Puerto Rico net par outstanding at September 30, 2018 and December 31, 2017, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

Total net par outstanding decreased $10,501 million from December 31, 2017.

•
Reductions in public finance net par outstanding included $3,094 million from calls of insured exposures, $316 million from refundings and pre-refundings of insured exposures and $1,287 million from scheduled paydown activity.

•	Reductions in structured finance net par primarily were due to RMBS commutations and paydowns of $1,495 million and investor-owned utilities calls and scheduled paydowns of $1,087 million.

•
Decreases in international finance were primarily due to the termination of Telereal Securitisation plc during the third quarter of 2018, the impact of foreign exchange rates of $500 million primarily related to changes in the British Pound, policy runoff including prepayments of investor-owned utility, sovereign/sub-sovereign and mortgage-backed securities.

Although insured net par outstanding has decreased during 2018, the size of the portfolio is significantly greater than the assets of Ambac. Accordingly, financial stress in the insured portfolio could have a material adverse effect on Ambac's financial condition and results of operations.

Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of September 30, 2018:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$38,847	$38,847
British Pounds		£8,511	11,100
Euros		€1,614	1,874
Australian Dollars	A$	545	394
Total			$52,215
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
Fiscal Plans
On June 29, 2018, the Oversight Board certified revised versions of the fiscal plans for the Commonwealth of Puerto Rico, the Puerto Rico Highways and Transportation Authority ("PRHTA") and other Commonwealth instrumentalities. Among other revisions, the fiscal plan for the Commonwealth of Puerto Rico ("Commonwealth Fiscal Plan") projected a cumulative 30-year surplus post-measures and structural reforms of $14 billion, which was a 65% reduction from the $36 billion surplus projected in the the fiscal plan for the Commonwealth of Puerto Rico certified on May 30, 2018. The new surplus projection was based on less optimistic economic projections, which resulted in large part from the Commonwealth Legislature’s failure to enact the repeal of Law 80 and make Puerto Rico an at-will labor jurisdiction.
On August 1, 2018, the Oversight Board sent a letter to Governor Rossello stating that the Oversight Board intended to certify revised fiscal plans for the Commonwealth of Puerto Rico, PRHTA and other Puerto Rico instrumentalities. The changes to the revised fiscal plan for the Commonwealth of Puerto Rico would incorporate material new information including full fiscal year 2018 actual financial performance data and revised federal disaster spending estimates, as well as correct a demographic forecasting error that contributed to a cumulative 30-year budget surplus overestimation of approximately $4 billion in the Commonwealth Fiscal Plan certified on June 29, 2018.
On October 18, 2018, the Oversight Board certified the COFINA Fiscal Plan, which anticipates a resolution of the Commonwealth-COFINA dispute litigated in adversary proceeding no. 1:17-ap-00257. The COFINA Fiscal Plan reflects a sharing of the sales and use tax, which historically has provided security and debt service for COFINA bonds, between COFINA and the Commonwealth (53.65%/46.35% of the statutory pledged sales tax base amount, respectively, with first dollars going to COFINA)

| Ambac Financial Group, Inc. 63 2018 Third Quarter FORM 10-Q |

and the issuance of new COFINA bonds backed by the COFINA portion of these taxes.
On October 23, 2018, the Oversight Board certified a revised fiscal plan for the Commonwealth of Puerto Rico (the “Revised Commonwealth Fiscal Plan”). Among other revisions, the Revised Commonwealth Fiscal Plan projects a new cumulative 30-year surplus post-measures and structural reforms of approximately $19 billion, which is net of 30 years of expected debt service payments on the new COFINA bonds (totaling $32.3 billion). The new surplus projection is based on various revised assumptions including a higher amount of federal disaster relief funding, 2018 actual tax collections and budgetary performance, and updated demographic data. As per the Revised Commonwealth Fiscal Plan, budget surpluses in the near-term are driven by assumptions regarding fiscal measures and structural reforms, along with federal aid and enhanced revenue actuals. The Revised Commonwealth Fiscal Plan also shows long-term budget deficits which appear to be driven by Oversight Board and/or Commonwealth assumptions regarding healthcare costs that outpace GNP growth, a lack of robust structural reforms, a phase out of disaster relief funding and declining Act 154 revenues.
However, as was the case with prior fiscal plans for the Commonwealth of Puerto Rico, the Revised Commonwealth Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to assess the possible impacts the changes and new assumptions may have on creditor outcomes or Ambac's financial condition, including liquidity, loss reserves and capital resources.
It is also unclear if and when the Oversight Board will certify revised fiscal plans for PRHTA and other Puerto Rico instrumentalities. No assurances can be given that Ambac's financial profile will not suffer a materially negative impact as an ultimate result of the COFINA Fiscal Plan, the Revised Commonwealth Fiscal Plan or changes to the fiscal plan for PRHTA.
Federal Aid
In the wake of hurricanes Irma and Maria, the federal government appropriated significant disaster recovery funds for Puerto Rico via three emergency supplemental spending bills. In addition to providing resources on the ground through FEMA’s Disaster Relief Fund (DRF), the U.S. Congress appropriated an additional $89.4 billion earlier this year to assist communities devastated by hurricanes Irma, Maria, and Harvey, as well as wildfires in the western U.S.  A significant portion of these funds are expected to directly benefit Puerto Rico.
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
On July 19, 2018, U.S. Treasury Secretary Mnuchin met with Governor Rosselló and other administration officials, after which the Governor announced a final agreement between the federal and commonwealth governments regarding Community Disaster Loan financing. While details regarding final loan terms are not known by Ambac, what is known is that the federal government has agreed to extend a credit line to the Commonwealth of Puerto Rico up to a maximum amount of $2.2 billion until March 31, 2020 to be used to meet any future liquidity emergency as determined by the Commonwealth of Puerto Rico. However, in order to access the credit line, the fund balance in the Treasury Single Account needs to be less than $1.1 billion. It was reported that the loan agreement is subject to ratification by the Commonwealth Legislature, the Oversight Board, and the Title III court once it becomes necessary to access the funds.
In the October 23, 2018 Revised Commonwealth Fiscal Plan, the assumption for total projected federal disaster relief aid is $74 billion, significantly higher than the total projected federal disaster relief aid of $54.4 billion in the June 29, 2018 version of the Commonwealth Fiscal Plan. While these federal funds are expected to support economic recovery and growth in Puerto Rico, there can be no assurances as to the certainty, timing or magnitude of benefits to creditor outcomes related to disaster aid and ensuing economic growth, if any.
Commonwealth Liquidity
The Oversight Board announced on February 9, 2018 that it retained Duff & Phelps, LLC to conduct an independent forensics analysis of the Commonwealth of Puerto Rico's government bank accounts. It has been publicly disclosed that Duff & Phelps, LLC and the Puerto Rico Fiscal Agency and Financial Advisory Authority ("FAFAA") have participated in discussions to coordinate this process. However, the progress of that analysis and any related findings have not been made public.
As of the September 28, 2018 bank account report published by FAFAA, the balances of bank accounts for various Puerto Rico government entities and instrumentalities totaled $10.96 billion. According to the report, various account balances are considered restricted for different government entities or due to Title III proceedings. However, it is unclear if these restricted designations are inaccurate or outdated. The report also groups account balances by government entity and provides limited information on what balances are used for. Consequently, the purported lack of access to restricted funds could limit the financial flexibility of the Commonwealth and its instrumentalities to provide essential and non-essential services. More generally, the lack of clear, consistent and complete information regarding account balances could further strain debt resolution timelines and potential severities for creditors, including Ambac.

| Ambac Financial Group, Inc. 64 2018 Third Quarter FORM 10-Q |

As of October 19, 2018, the Treasury Single Account cash position, as reported by the Puerto Rico Treasury Department, was $3.81 billion and above the $1.1 billion threshold to access Community Disaster Loan financing.
COFINA Debt Restructuring
The Commonwealth Agent and the COFINA Agent, who were appointed to advance the Commonwealth-COFINA dispute toward resolution, announced in a joint court filing on June 5, 2018 that they had reached an agreement in principle on settlement terms. In the filing, they asked Judge Swain to hold the court’s decision on the motions for summary judgment in the litigation in abeyance for 60 days, until August 4, 2018 (which Judge Swain granted on June 11, 2018). The Commonwealth Agent and the COFINA Agent also disclosed the terms of the proposed settlement, which contemplate COFINA and the Commonwealth agreeing to share the statutory pledged sales tax base amount, or PSTBA. Under the proposed settlement, COFINA would receive approximately 53.65% of the yearly scheduled PSTBA on a first-dollars basis, and the Commonwealth would receive 46.35% of that amount along with any residual of the 5.5% sales and use tax and the additional 4.5% sales and use tax surcharge. COFINA would also receive 100% of the cash held in trust at Bank of New York Mellon, which is currently the subject of an ongoing interpleader action.
On August 2, 2018, the Commonwealth Agent and the COFINA Agent filed a joint motion requesting an extension of the abeyance period from August 4, 2018 to September 13, 2018 (which Judge Swain granted on August 3, 2018). The abeyance period was later extended to October 3, 2018.
On October 19, 2018, following the certification of the COFINA Fiscal Plan, the Oversight Board filed the COFINA Plan of Adjustment and Disclosure Statement as part of the COFINA Title III case. The Oversight Board also filed a Rule 9019 Motion in the Commonwealth Title III case to approve the settlement of the Commonwealth-COFINA dispute. The filing of the COFINA Plan of Adjustment and Disclosure Statement as well as the settlement motion follow the execution of a settlement agreement between the Oversight Board and the COFINA Agent. That settlement agreement is based on the previously announced agreement in principle developed by the COFINA Agent and the Commonwealth Agent. The COFINA Plan of Adjustment is based on the settlement agreement as well as the preliminary agreement among COFINA bondholders announced August 8, 2018 and the subsequent plan support agreement and term sheet among the Oversight Board, FAFAA, COFINA, bond insurers (including Ambac Assurance), as well as certain COFINA and General Obligation creditors.
The COFINA Plan of Adjustment would split the PSTBA (53.65% allocated on a first-dollars basis to COFINA through and including 2058 and 46.35% allocated to the Commonwealth). The COFINA Plan of Adjustment also contemplates exchanging all existing COFINA senior and subordinate bonds for cash as well as new COFINA current interest and capital appreciation bonds. The cash and new COFINA bonds allocated to senior bondholders are expected to equal approximately 93% (assuming the new COFINA bonds trade at par) of such senior bondholders’ allowed claim, in the amount of the COFINA senior bond accreted value, as of, but not including, May 5, 2017 (the COFINA Title III petition date).

Ambac makes no representation and can give no assurances that the new COFINA bonds will trade at par.
As part of the COFINA Plan of Adjustment as filed, each holder of Ambac Assurance-insured senior COFINA bonds will have the option to elect to either (i) commute their rights in respect of the Ambac Assurance insurance policy associated with the existing senior COFINA bonds, which bonds will be cancelled and Ambac policy obligations released, in exchange for the new COFINA bonds, cash amounts to be paid by COFINA, plus additional consideration provided by Ambac Assurance equal to 5.25% of accreted value as of the COFINA petition date or (ii) exchange their senior COFINA bonds for certificates issued by a trust, which trust would receive distributions from COFINA under the new COFINA bonds, plus payments under the existing Ambac Assurance insurance policy as to the Ambac Assurance-insured senior COFINA bonds. Ambac makes no representation and can give no assurances that the new COFINA bonds will trade at par. Amounts payable under the existing Ambac Assurance policy on the payment dates of the Ambac Assurance-insured senior COFINA bonds held in the trust will be reduced by any and all amounts distributed from the trust. Under the proposed COFINA Plan of Adjustment, Ambac Assurance-insured bondholders who do not affirmatively elect the trust option, will be deemed to have elected the commutation option described above. There are no assurances that Ambac Assurance will be able to successfully commute insured senior COFINA exposures, whether as contemplated by the COFINA Plan of Adjustment or otherwise. The Disclosure Statement has been filed with the Title III court for approval, but has not yet been approved. The COFINA Plan of Adjustment and Disclosure Statement are subject to change. Final terms of the COFINA Plan of Adjustment and related documentation, which will effectuate the contemplated COFINA restructuring, remain subject to court approval.
At this time, it is unclear what impact the COFINA restructuring will have on Ambac Assurance’s insured Puerto Rico exposures due to the uncertainty regarding the final terms of the COFINA Plan of Adjustment, whether or not it and related documents will be approved, how many Ambac Assurance-insured bondholders commute their policy, the impact of the COFINA Plan of Adjustment on other Ambac Assurance insured Puerto Rico instrumentalities, and other uncertainties.
The current schedule of key remaining dates (subject to change) for consummation of the COFINA restructuring includes the following:

•	November 13, 2018: Due Date for Objections to Disclosure Statement & Objections to the Oversight Board’s 9019 Motion

•	November 20, 2018: Date for Disclosure Statement Hearing

•	January 16-17, 2019: Date for COFINA Confirmation Hearing & Hearing on Commonwealth 9019 Motion
No assurances can be given that any COFINA Plan of Adjustment, Disclosure Statement or 9019 Motion will be approved or that any final court outcome will not be severe and cause Ambac to experience losses materially exceeding current reserves.
Mediation

| Ambac Financial Group, Inc. 65 2018 Third Quarter FORM 10-Q |

On July 31, 2018, the Oversight Board published its second Annual Report to the President, Congress, and the Governor and the Legislature of Puerto Rico. The report noted that the Oversight Board leads negotiations for entities in Title III (such as the Commonwealth and COFINA) and that the Puerto Rico government has led the negotiations for entities that are outside of Title III. The status and timing of current and future mediation discussions has not been publicly disclosed.
No assurances can be given that negotiations will be successfully concluded, that Commonwealth and creditor parties will reach a definitive agreement on debt restructuring, that any negotiated transaction debt restructuring, definitive agreement or Plan of Adjustment (including the filed COFINA Plan of Adjustment) will be approved by the court and completed, or that any transaction or Plan of Adjustment will not have an adverse impact on Ambac's financial conditions or results.
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
Refer to Note 12. Commitments and Contingencies to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, for further information about Ambac's litigation relating to Puerto Rico.

Exposure Concentrations within each Market
The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at September 30, 2018:

($ in millions)	Bond Type	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	Lease and Tax-backed Revenue	BBB+	$1,639	3.1%
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	Lease and Tax-backed Revenue	BIG	805	1.5%
Massachusetts Commonwealth - GO	General Obligation	AA	792	1.5%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	Stadium	BBB	557	1.1%
Hickam Community Housing LLC	Housing Revenue	BBB	470	0.9%
Bragg Communities, LLC	Housing Revenue	A-	424	0.8%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	Lease and Tax-backed Revenue	BIG	414	0.8%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	Lease and Tax-backed Revenue	BIG	403	0.8%
New Jersey Economic Development Authority - School Facilities Construction	Lease and Tax-backed Revenue	BBB+	400	0.8%
Chicago, IL - GO	General Obligation	BBB-	360	0.7%
Total			$6,264	12.0%

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. “BIG” denotes credits deemed below investment grade.

Net par related to the top ten U.S. public finance exposures reduced $162 million from December 31, 2017. Changes in these exposure amounts will occur due to scheduled paydowns, calls and refundings executed during the period. During 2018 there was no change in the listing of exposures included within the top ten U.S. public finance exposures.

| Ambac Financial Group, Inc. 66 2018 Third Quarter FORM 10-Q |

The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at September 30, 2018:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	1.7%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	558	1.1%
Timberlake Financial, LLC	Structured Insurance	BBB	491	0.9%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	Mortgage Backed Securities	BBB	479	0.9%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1	Mortgage Backed Securities	BBB	330	0.6%
Niagara Mohawk Power Corporation	Investor Owned Utility	A	257	0.5%
Option One Mortgage Loan Trust 2007-FXD1	Mortgage Backed Securities	BIG	244	0.5%
Terwin Mortgage Trust Asset-Backed Certificates, Series 2006-6	Mortgage Backed Securities	BIG	216	0.4%
Impac CMB Trust Series 2005-7	Mortgage Backed Securities	BIG	212	0.4%
Countrywide Asset-Backed Certificates Trust 2005-16	Mortgage Backed Securities	BIG	208	0.4%
Total			$3,895	7.5%

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
Net par related to the top ten U.S. structured finance exposures reduced $435 million from December 31, 2017. The primary change in top U.S. structured finance exposures primarily relates to commutations and paydowns of RMBS during the nine months ended September 30, 2018 in addition to prepayments on three investor owned utilities. During 2018, due to calls, CenterPoint Energy Inc., Duke Energy Ohio, Inc. and Consolidated Edison Company of New York were removed from the top 10 largest U.S. structured finance exposures offset by the addition of Terwin Mortgage Trust Asset-Backed Certificates Trust 2005-16, Impac CMB Trust Series 2005-7 and Countrywide Asset-Backed Certificates Trust 2005-16.
The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at September 30, 2018. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,380	2.6%
Capital Hospitals plc (2)	UK-Infrastructure	A-	889	1.7%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	875	1.7%
Anglian Water	UK-Utility	A-	788	1.5%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	777	1.5%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	733	1.4%
National Grid Gas	UK-Utility	A-	728	1.4%
RMPA Services plc	UK-Infrastructure	BBB+	583	1.1%
Catalyst Healthcare (Manchester) Financing plc (2)	UK-Infrastructure	BBB-	536	1.0%
National Grid Electricity Transmission	UK-Utility	A-	488	0.9%
Total			$7,777	14.9%

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
Net par related to the top ten international finance exposures reduced $1,182 million from December 31, 2017. International exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. During 2018, due to the termination of Telereal Securitisation plc, Catalyst Healthcare (Manchester) Financing plc was added to the top ten international exposures.

| Ambac Financial Group, Inc. 67 2018 Third Quarter FORM 10-Q |

The concentration of net par amongst the top categories noted above (as a percentage of net par outstanding) has increased since December 31, 2017. Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade net par exposures at September 30, 2018 and December 31, 2017. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:
Note: AAA is less than 1% in both periods.

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice.

	Net Par Outstanding
Summary of Below Investment Grade Exposure ($ in millions)	September 30, 2018	December 31, 2017
Public Finance:
Lease and tax-backed (1)	$2,033	$2,144
General obligation (1)	439	491
Transportation	378	397
Housing (2)	315	317
Health care	2	24
Other	147	189
Total Public Finance	3,314	3,562
Structured Finance:
RMBS	4,500	6,916
Structured Insurance	900	900
Student loans	731	922
Other	—	9
Total Structured Finance	6,131	8,747
International Finance:
Other	1,038	1,200
Total International Finance	1,038	1,200
Total	$10,483	$13,509

(1)
Lease and tax-backed revenue includes $1,735 and $1,802 of Puerto Rico net par at September 30, 2018 and December 31, 2017, respectively. General obligation includes $145 and $166 of Puerto Rico net par at September 30, 2018 and December 31, 2017, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Relates to military housing net par.
The decrease in below investment grade exposures is primarily due to (i) the commutation or upgrade of certain residential mortgage-backed and student loan transactions and (ii) paydowns or calls by issuers, mostly related to residential mortgage-backed securities. Despite the decrease in below investment grade exposures, such exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.

| Ambac Financial Group, Inc. 68 2018 Third Quarter FORM 10-Q |

RESULTS OF OPERATIONS
Net loss in the third quarter of 2018 was $22 million compared to net loss of $191 million in the third quarter of 2017. On July 3, 2018, Ambac and Ambac Assurance commenced an offer to exchange (the “AMPS Exchange”) all of Ambac Assurance’s outstanding Auction Market Preferred Shares ("AMPS") for surplus notes and, from Ambac, cash and warrants to purchase Ambac's common stock. As a result of the completion of the AMPS Exchange, Ambac repurchased 84.4% or 22,296 AMPS with an aggregate liquidation preference of $557 million. Prior to the AMPS Exchange, the AMPS were reported on the balance sheet within non-controlling interests and were carried at their fair value at the date Ambac emerged from bankruptcy, which is lower than the fair value of the total consideration provided to the AMPS holders. The difference between the fair value of consideration provided to AMPS holders and the carrying amount of the AMPS has been reflected as a reduction to Net income attributable to common stockholders in the third quarter of 2018 for approximately $82 million. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further description of the AMPS Exchange.
Net loss attributable to common stockholders in the third quarter of 2018 was $104 million compared to net loss attributable to common stockholders of $191 million in the third quarter of 2017.
The third quarter 2018 net loss attributable to common stockholders as compared to the third quarter 2017 was primarily driven by (i) higher interest expense, (ii) lower net premiums earned, (iii) lower investment income and (iv) the difference between the fair value of consideration provided to AMPS holders and the carrying amount of the AMPS partially offset by (i) higher net realized investment gains, (ii) higher gains from interest rate derivatives, (iii) lower losses and loss expenses incurred, (iv) lower insurance intangible amortization, and (v) lower operating expenses.
Net income attributable to common stockholders for the nine months ended September 30, 2018 was $206 million compared to a net loss attributable to common stockholders of $309 million for the nine months ended September 30, 2017. The increase was primarily driven by (i) a losses and loss expenses benefit as compared to losses and loss expenses in the nine months ended September 30, 2017, (ii) higher net realized investment gains, and (iii) lower insurance intangible amortization, partially offset by (i) higher interest expense, (ii) lower net premiums earned, (iii) lower net investment income and (iv) the difference between the fair value of consideration provided to AMPS holders and the carrying amount of the AMPS.

A summary of our financial results is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Revenues:
Net premiums earned	$26	$53	$82	$144
Net investment income	58	87	235	254
Net other-than-temporary impairment losses	—	(14)	(2)	(19)
Net realized investment gains (losses)	30	6	82	5
Net gains (losses) on interest rate derivatives	17	4	52	37
Net realized gains (losses) on extinguishment of debt	—	—	3	5
Income (loss) on variable interest entities	2	(4)	3	(2)
Expenses:
Losses and loss expenses (benefit)	34	210	(181)	411
Insurance intangible amortization	26	46	78	117
Operating expenses	28	34	91	94
Interest expense	66	29	176	89
Provision for income taxes	2	5	7	32
Net income (loss)	(22)	(191)	288	(309)
Less: exchange of auction market preferred shares	82	—	82	—
Net income (loss) attributable to common stockholders	$(104)	$(191)	$206	$(309)
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2018 and 2017, respectively.
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

| Ambac Financial Group, Inc. 69 2018 Third Quarter FORM 10-Q |

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

•	Ambac incurred operating expenses for the nine months ended September 30, 2018, including for AAC and OCI financial advisors, of approximately $16.3 million.
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
Net premiums earned decreased $27 million and $61 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of net premiums earned by market:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Normal Premium Earned:
Public finance	$9	$15	$29	$51
Structured finance	4	6	14	17
International finance	6	7	18	21
Total normal premiums earned	19	27	60	88
Accelerated Earnings:
Public finance	4	10	18	39
Structured Finance	2	2	3	2
International finance	1	15	1	15
Accelerated earnings	7	26	22	56
Total net premiums earned	$26	$53	$82	$144
The decrease in normal premiums earned in the three and nine months ended September 30, 2018 is primarily attributable to the continued runoff of the portfolio. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Normal premiums are also impacted by the earnings of pre-refunded insured securities within Public Finance. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal premiums earned will increase over the remaining period of the related policy as the existing unearned premiums will be earned in the period between the pre-refunding date and the specified call date. Structured Finance normal premiums earned were impacted by continued runoff of the portfolio, particularly within the RMBS sector. International Finance normal premiums earned were reduced in the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 as a result of continued

| Ambac Financial Group, Inc. 70 2018 Third Quarter FORM 10-Q |

runoff of the portfolio, in particular a certain asset backed policy terminated in 2017 resulting in a reduction of premiums earned.
The decrease in public finance accelerated earnings in the three and nine months ended September 30, 2018 is primarily attributed to the decreased call volume of municipal bonds. International finance accelerated earnings in the three and nine months ended September 30, 2017 is primarily due to a termination of an asset backed policy during the three months Ended September 30, 2017 that resulted in a termination premium receipt, in premium currency of £12.6 million, and accelerated premiums of $11.2 million.
Net Investment Income. Net investment income decreased $29 million and $19 million for the three and nine months ended September 30, 2018 compared to the same periods in the prior year. The decrease for both the three and nine months ended September 30, 2018 is due primarily to the reduced size of the investment portfolio, including lower income on Ambac-insured RMBS, partially offset by income on Secured Notes resulting from the Rehabilitation Exit Transactions. The three and nine month periods ended September 30, 2018 also included higher income on Ambac-insured securities other than RMBS. The balance of Ambac-insured RMBS in the portfolio has been reduced in connection with the Rehabilitation Exit Transactions and subsequent sales. Income from other Ambac-insured securities increased due to higher holdings of Puerto Rico bonds.
Income from trading securities was $7 million and $9 million for the three and nine months ended September 30, 2018 compared to $5 million and $15 million for the three and nine months ended September 30, 2017. The decline for the nine months ended September 30, 2018 was primarily due to hedge fund losses in the 2018 period.
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
Net other-than-temporary impairments for the three month period ended September 30, 2018 related to management's intent to sell securities. For the nine month period ended September 30, 2018 and the three and six months ended September 30, 2017, net other-than-temporary impairments included credit related impairments on certain securities and also included some losses due to management's intent to sell securities.

Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Net (losses) on securities sold or called	$29	$10	$79	$9
Net foreign exchange gains (losses)	2	(3)	4	(4)
Total net realized gains (losses)	$30	$6	$82	$5
Net realized gains on securities sold for the three and nine months ended September 30, 2018 were primarily from sales of Ambac-insured RMBS.

Change in Fair Value of Credit Derivatives. The gains (loss) from change in fair value of credit derivatives for the three and nine months ended September 30, 2018 was less than a million dollars, as compared to the gains of less than a million dollars and $8 million for the three and nine months ended September 30, 2017. The gain for the nine months ended September 30, 2017 was primarily due to the termination of a credit derivative.
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
Net gain (loss) on interest rate derivatives for the three and nine months ended September 30, 2018 were $17 million and $52 million, respectively, compared to $4 million and $37 million for the three and nine months ended September 30, 2017, respectively. The net gains for the three and nine months ended September 30, 2018 reflect increases in interest rates and carrying costs that were higher than the comparable periods in 2017. The net gain for the nine months ended September 30, 2017 was primarily driven by the commutation of interest rate swaps with a structured finance vehicle counterparty. Excluding gains on the terminated swaps, the net gains (losses) on interest rate derivatives for the three and nine months ended September 30, 2017 were $4 million and $(6) million, reflecting the impact of modest increases in forward interest rates offset by carrying costs.
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $0 million and $3 million for the three and nine months ended September 30, 2018, respectively, compared to gains of $0 million and $5 million for the three and nine months ended September 30, 2017, respectively.

| Ambac Financial Group, Inc. 71 2018 Third Quarter FORM 10-Q |

The gains for the nine months ended September 30, 2018 related to surplus notes received by Ambac Assurance in settlement of Deferred Amounts held in its investment portfolio under the Rehabilitation Exit Transactions. The gains for the nine months ended September 30, 2017 included gains from the settlements of repurchased surplus notes below their carrying values and gains from the settlements of certain residual obligations related to previously called surplus notes.
Income (loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities. In consolidation, assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation. Additionally, terminations or other changes to Ambac's financial guarantee insurance policies that impact projected cash flows between a consolidated VIE and Ambac could result in gains or losses, even if such policy changes do not result in deconsolidation of the VIE.
Income (loss) on variable interest entities was $2 million and $3 million for the three and nine months ended September 30, 2018, compared to income (loss) of $(4) million and $(2) million for the three and nine months ended September 30, 2017. Income on variable interest entities for the three and nine months ended September 30, 2018 included gains on deconsolidation of VIEs as a result of financial guarantee policy terminations and discount accretion on remaining VIEs net assets. Loss on variable interest entities for the three and nine months ended September 30, 2017 included lower net asset values on two VIEs reflecting the ongoing risk management efforts aimed at reducing Ambac's insured exposure to these entities, partially offset by higher net asset values on other VIEs.
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
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of approximately $1.750 billion and $1.807 billion at September 30, 2018 and December 31, 2017, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information regarding the estimation process for R&W subrogation recoveries.
The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
RMBS (1)	$19	$(34)	$39	$(59)
Domestic Public Finance	9	213	42	434
Student Loans	4	2	3	24
Ambac UK and Other Credits	1	(15)	3	(121)
Interest on Deferred Amounts	—	45	21	132
Discount on Rehabilitation Exit Transactions	—	—	(288)	—
Totals (2)	$34	$210	$(181)	$411

(1)
The losses and loss expense (benefit) associated with changes in estimated representation and warranties was $39 and $57 for the three and nine months ended September 30, 2018, respectively, and $40 and $63 for the three and nine months ended September 30, 2017, respectively.

(2)
Includes loss expenses incurred of $53 and $100 for the three and nine months ended September 30, 2018, respectively and $30 and $64 for the three and nine months ended September 30, 2017, respectively.

Losses and loss expenses (benefit) for the three and nine months ended September 30, 2018 were driven by the following:

•	For the nine months ended September 30, 2018, higher projected losses in domestic public finance largely driven by Military Housing loss expenses incurred and additions to Puerto Rico loss reserves;

•
A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). Ambac recognized $3 and $10 million in foreign exchange losses for the three and nine months ended September 30, 2018;

| Ambac Financial Group, Inc. 72 2018 Third Quarter FORM 10-Q |

•
For the three and nine months ended September 30, 2018, there was adverse RMBS development as a result of a decrease in R&W subrogation recoveries and loss expenses incurred partially offset by favorable credit developments;

•
Discount achieved pursuant to the Rehabilitation Exit Transactions for the nine months ended September 30, 2018, partially offset by interest on Deferred Amounts through the Rehabilitation Exit Transactions date.

Losses and loss expenses (benefit) for the three and nine months ended September 30, 2017 were driven by the following:

•
Higher projected losses in domestic public finance largely driven by adverse development on insured Puerto Rico bonds and the Military Housing sector for the three and nine months ended September 30, 2017;

•	Interest on deferred amounts; partially offset by

•
Lower projected losses for the nine months ended September 30, 2017 in the Ambac UK portfolio primarily due to the confidential settlement of litigation brought by Ambac UK in the name of Ballantyne against JPMIM and from activities executed by the Ballantyne trust that indirectly reduced future expected claims on the Ambac insured notes;

•
Foreign exchange gains of $9 million and $27 million for the three and nine months ended September 30, 2017, respectively. A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates)

•
A benefit of approximately $50 million with respect to two transactions that benefited from a mortgage insurance settlement expected to be received as a reimbursement of claims paid. Five of our mortgage-backed transactions have active pool-level mortgage insurance; which consists of a master policy issued to the mortgage securitization trust that indemnifies the trust either on a first loss or mezzanine basis in the event that covered mortgage loans in the trust default. The mortgage insurance master policy includes various conditions such as exclusions, conditions for notification of loans in default and claims settlement. We have noted with regard to these securitization trusts, payments by mortgage insurers of claims presented by the securitization trusts have been inconsistent, resulting in higher claims presented under Ambac Assurance’s financial guarantee policies. During the three and nine months ended September 30, 2017, a settlement was reached between a provider of mortgage insurance and the trustee, among other parties, with respect to two of the mortgage-backed transactions.  The pool-level mortgage insurance has a negligible benefit to loss reserves for the remaining three transactions with pool-level mortgage insurance.

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Claims recorded (1) (2)	$241	$168	$359	$278
Subrogation received (3)	(35)	(38)	(110)	(156)
Net Claims Recorded	$205	$130	$249	$122

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

(2)
Claims recorded includes claims paid on Puerto Rico policies of $129 and $156 for the three and nine months ended September 30, 2018, respectively, and $128 and $142 for three and nine months ended September 30, 2017, respectively.

(3)	Subrogation received declined due to the continuous runoff of the RMBS insured portfolio and the impact of higher interest rates on excess spread.
Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides details of operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Compensation	$14	$17	$44	$42
Non-compensation	14	17	47	51
Gross operating expenses	28	34	90	93
Reinsurance commissions, net	1	—	1	—
Total operating expenses	$28	$34	$91	$94
Gross operating expense for the three months ended September 30, 2018 were $28 million, a decrease of $6 million from the three months ended September 30, 2017. The decrease was due to the following:

•
Lower compensation costs primarily due to lower salaries and post employment costs as a result of reduced headcount since second quarter of 2017, partially offset by an improvement in performance metrics on incentive compensation.

•	Lower non-compensation costs primarily due to $8 million of lower legal, consulting and advisory fees in connection with the exit from rehabilitation of the Segregated Account,

| Ambac Financial Group, Inc. 73 2018 Third Quarter FORM 10-Q |

of which $2 million relates to advisory services provided for the benefit of OCI, partially offset by $6 million of costs associated with the August 2018 AMPS Exchange. Refer to Note 1. Background and Business Description for a discussion of the August 2018 AMPS Exchange.
Gross operating expenses for the nine months ended September 30, 2018 were $90 million, a decrease of $3 million from the nine months ended September 30, 2017. The decrease was due to the following:

•
Higher compensation costs primarily due to (i) an increase of long term incentive compensation costs driven by an improvement in performance factors in addition to new awards issued; (ii) granting of incentive awards related to the Rehabilitation Exit Transactions; (iii) an increase in equity granted in lieu of a cash bonus due to a higher number of employees receiving equity as portion of their annual bonus, (iv) amounts related to the settlement of a previously granted performance restricted stock unit award issued to the former CEO that vested upon the Segregated Account's exit from rehabilitation. These costs were partially offset by lower salaries and lower post employment as a result of reduced headcount since the second quarter of 2017.

•
Lower non-compensation costs primarily due to (i) $9 million of lower legal, consulting and advisory fees in connection with the exit from rehabilitation of the Segregated Account and (ii) a reduction in litigation contingencies of $1.5 million. These lower fees were partially offset by $8 million of costs associated with the August 2018 AMPS Exchange.

With the conclusion of the Segregated Account rehabilitation, the duties of the Wisconsin Insurance Commissioner as rehabilitator of the Segregated Account have been discharged. Legal and consulting services provided for the benefit of OCI amounted to $0.5 million and $6.3 million during the three and nine months ended September 30, 2018, respectively, compared to $2.2 million and $6.7 million for the three and nine months ended September 30, 2017. Subsequent to the Segregated Account's exit from rehabilitation, advisory services for the benefit of OCI will continue, but at a reduced level.
Interest Expense. Interest expense includes accrued interest on the Ambac Note, Tier 2 Notes, secured borrowing notes and surplus notes issued by Ambac Assurance. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Surplus notes	$20	$28	$57	$85
Ambac note	40	—	102	—
Tier 2 notes	6	—	16	—
Secured borrowing	—	1	1	3
Total interest expense	$66	$29	$176	$89

The increase in interest expense for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily reflects the impact of the Rehabilitation Exit Transactions that resulted in the issuance of the Ambac Note and Tier 2 Notes partially offset by reduced surplus note balances. Surplus notes outstanding increased in the third quarter of 2018 due to surplus notes issued by Ambac Assurance in connection with the AMPS Exchange and resales of notes to the market. On June 22, 2018, the Secured Borrowing was fully redeemed. Refer to Note 10. Long-term Debt to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the Ambac Note and Tier 2 Notes.
Surplus note principal and interest payments require the approval of OCI. Except for a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after the Rehabilitation Exit Transactions, annually from 2011 through 2018, OCI issued its disapproval of the requests of Ambac Assurance to pay the full interest on outstanding surplus notes issued by Ambac on the annual scheduled interest payment date of June 7th. Ambac Assurance has not requested to pay interest on any junior surplus notes since their issuance. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $248 million and $116 million, respectively, at September 30, 2018.
Provision for Income Taxes. The provision for income taxes for the three and nine months ended September 30, 2018, was $2 million and $7 million, a decrease of $3 million and $25 million compared to the provision for income taxes reported for three and nine months ended September 30, 2017. The change for the three months ended September 30, 2018 compared to the prior year quarter was attributable to a deferred foreign tax benefit resulting from a change in the net assets of UK variable interest entities, and reduced current foreign income tax on lower Ambac UK income. The change for the nine months ended September 30, 2018 when compared to the prior year was driven primarily by foreign taxes related to the Ballantyne litigation settlement which occurred in the first quarter of 2017.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash, investments and receivables totaling $463 million as of September 30, 2018, and expense sharing and other arrangements with Ambac Assurance.
Ambac's investments include AMPS and surplus notes issued by Ambac Assurance and investments in Corolla Trust (as described more fully in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017). Securities issued or insured by Ambac Assurance are generally less liquid than investment grade and other traded investments.
Pursuant to the amended and restated tax sharing agreement among Ambac, Ambac Assurance and certain affiliates (the "Amended TSA"), Ambac Assurance is required to make payments ("tolling

| Ambac Financial Group, Inc. 74 2018 Third Quarter FORM 10-Q |

payments") to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”). Ambac has accrued $30 million of tolling payments based on NOLs used by Ambac Assurance in 2017. In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018.  Ambac has also agreed to defer the tolling payment for the use of net operating losses by Ambac Assurance in 2017 until such time as OCI consents to the payment.
Under an inter-company cost allocation agreement, Ambac is reimbursed by Ambac Assurance for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 million per year to cover expenses not otherwise reimbursed.
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
The principal uses of Ambac Assurance’s liquidity are the payment of operating and loss adjustment expenses, claims, commutation and related expense payments on insurance policies, ceded reinsurance premiums, principal and interest payments on the Ambac Note and Secured Borrowing (which was fully repaid in June 2018), surplus note principal and interest payments, Tier 2 Note payments, additional loans to affiliates and tolling payments due to Ambac under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 10. Long-term Debt to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further discussion of the payment terms and conditions on the Tier 2 Notes.

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
Our ability to realize representation and warranty subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating the amount of such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts or recover materially less than our estimated recoveries, our future available liquidity to pay claims and meet our other obligations would be reduced materially.
Ambac Financial Services ("AFS") Liquidity. AFS provides interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Additionally, AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. The principal uses of liquidity by AFS are payments on intercompany loans, payments under derivative contracts (primarily interest rate swaps and US Treasury futures), collateral posting and operating expenses. Management believes that AFS’ short and long-term liquidity needs can be funded from receipts from derivative contracts and intercompany loans of cash and securities from Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from OCI.

| Ambac Financial Group, Inc. 75 2018 Third Quarter FORM 10-Q |

Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Nine Months Ended September 30,
($ in million)	2018	2017
Cash provided by (used in):
Operating activities	$(1,418)	$(245)
Investing activities	1,249	651
Financing activities	(402)	(355)
Foreign exchange impact on cash and cash equivalents	(1)	(2)
Net cash flow	$(571)	$49
Operating activities
The following represents the significant cash activities during the nine months ended September 30, 2018 and 2017:

•
The cash outflow from the Rehabilitation Exit Transactions to third parties was $1,353.5 million of which $1,162.3 million is included in operating activities and $191.2 is included in financing activities as it related to payments for surplus note principal. See Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q and Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for details regarding the Rehabilitation Exit Transactions.

•
Payment of interest on long-term debt of $106 million, including $11 million on surplus notes made in connection with the Rehabilitation Exit Transactions, $94 million on the Ambac Note and $2 million on the secured borrowing which has been fully repaid as of September 30, 2018.

•	Net loss and loss expenses paid, including commutation payments, during the nine months ended September 30, 2018 and 2017 are detailed below:

	Nine Months Ended September 30,
($ in million)	2018	2017
Net loss and loss expenses paid (recovered):
Net losses paid (1)	$319	$264
Net subrogation received	(110)	(156)
Net loss expenses paid	86	40
Net cash flow	$295	$148

(1)	Net losses paid includes claims paid on Puerto Rico policies of $156 and $142 million for the nine months ended September 30, 2018 and 2017, respectively.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim and expense payments.
Financing Activities
Financing activities for the nine months ended September 30, 2018 include proceeds from the issuance of Tier 2 Notes of $240 million, paydowns of Ambac Note of $186 million, repayments of the Secured Borrowing of $74 million, payments for the extinguishment of surplus notes of $191 million (in connection with the Rehabilitation Exit Transactions) and paydowns of VIE debt obligations of $187 million.
Financing activities for the nine months ended September 30, 2017 include repayments of a secured borrowing of $25 million, payment for investment agreements of $82 million, payments for the extinguishment of surplus notes of $69 million and paydowns of VIE debt obligations of $178 million.
Credit Ratings and Collateral
AFS hedges its interest rate risk, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments, but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $95 million (cash and securities collateral of $11 million and $84 million, respectively), including independent amounts, under these contracts at September 30, 2018.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets decreased by approximately $8,099 million from December 31, 2017 to $15,093 million at September 30, 2018, primarily due to (i) the deconsolidation of two VIEs during 2018 (causing a reduction in assets of $6,471 million) and (ii) the net impact of the Rehabilitation Exit Transactions as discussed below. Other significant changes during the nine months ended September 30, 2018 were lower VIE assets as a result of currency changes (weakening of the British Pound), lower intangible assets as a result of amortization, and lower invested assets due to claim payments and debt redemptions, partially offset by gains from positive market value performance on invested assets.
Total liabilities decreased by approximately $8,252 million from December 31, 2017 to $13,295 million as of September 30, 2018, primarily as a result of (i) the deconsolidation of two VIEs during 2018 (causing a reduction in liabilities of $6,451 million); (ii) the Rehabilitation Exit Transactions as discussed below and (iii) the AMPS Exchange transaction which increased the carrying value of surplus notes and the related accrued interest by an aggregate of $286 million, respectively. Other significant changes during the nine months ended September 30, 2018 were lower VIE liabilities as a result of currency changes, lower unearned premiums from the runoff of the insured portfolio, lower loss reserves due to claim payments, the full redemption of the Secured

| Ambac Financial Group, Inc. 76 2018 Third Quarter FORM 10-Q |

Borrowing transaction on June 22, 2018 and partial paydowns on the Ambac Note, partially offset by higher accrued interest payable on surplus notes and new debt.
As of September 30, 2018 total stockholders’ equity was $1,799 million, compared with total stockholders’ equity of $1,645 million at December 31, 2017. This increase was due to Total Comprehensive Income during 2018, driven by net income and unrealized gains on investment securities, partially offset by translation losses related to Ambac's foreign subsidiaries. Noncontrolling interests, which is included within total stockholders' equity, declined by $223 million in 2018 as a result of the AMPS Exchange. Refer to Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for a full description of the AMPS Exchange.
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

•
Loss Reserves and Subrogation Recoverable were reduced and increased, respectively, as a result of the settlement of unpaid claims of the Segregated Account, which were approximately $3,867 million (including $840 million of accrued interest) at December 31, 2017. Loss Reserves included $3,080 million of unpaid claims and accrued interest at December 31, 2017. Subrogation Recoverable was net of $787 million of unpaid claims and accrued interest at December 31, 2017. Following the settlement of Deferred Amounts, Loss Reserves decreased $2,555 million and Subrogation Recoverable increased $1,312 million. As a result of the settlement of unpaid claims, certain policies which were previously in a liability position have transitioned to an asset position with a recoverable of $525 million at December 31, 2017.

•
Long-term debt was increased by the Ambac Note issued to Ambac LSNI with an initial carrying value of approximately $2,146 million and the issuance of Tier 2 Notes with an initial carrying value of approximately $231 million, partially offset by the consolidated reduction of surplus notes principal with a carrying value of approximately $413 million. Refer to Note 10. Long-term Debt to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information regarding Ambac's debt obligations.

Investment Portfolio. Ambac Assurance’s non-VIE investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio of primarily fixed income investments while employing asset/liability management practices to satisfy operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the jurisdictions in which it is licensed, primarily the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities given their relative risk/reward characteristics. Ambac Assurance’s investment policies are subject to oversight by OCI pursuant to the Settlement Agreement and the Stipulation and Order. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy.
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
Ambac Financial Group, Inc.'s non-VIE investment portfolio's primary objective is to preserve capital and liquidity for strategic uses, including investments in securities issued by or guaranteed by Ambac Assurance, while maximizing income.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at September 30, 2018 and December 31, 2017:

($ in millions)	September 30, 2018	December 31, 2017
Fixed income securities	$3,221	$4,652
Short-term	562	557
Other investments	412	432
Fixed income securities pledged as collateral	84	100
Total investments (1)	$4,279	$5,741

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £225 ($297) and €14 ($16) as of September 30, 2018 and £210 ($284) and €41 ($49) as of December 31, 2017.

| Ambac Financial Group, Inc. 77 2018 Third Quarter FORM 10-Q |

The following table represents the fair value of mortgage and other asset-backed securities at September 30, 2018 and December 31, 2017 by classification:

($ in millions)	September 30, 2018	December 31, 2017
Residential mortgage-backed securities:
RMBS—Second Lien	$142	$840
RMBS—First-lien—Alt-A	104	1,029
RMBS—First Lien—Sub Prime	33	382
Total residential mortgage-backed securities	279	2,251
Other asset-backed securities
Military Housing	238	243
Structured Insurance	141	138
Student Loans	32	152
Auto	22	32
Credit Cards	5	33
Total other asset-backed securities	439	598
Total (1)	$718	$2,849

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK for both periods presented. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and CCC- as of September 30, 2018, and C and CCC as of December 31, 2017, respectively. The ratings on insured securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating.

The following charts provide the ratings (1) distribution of the fixed income investment portfolio based on fair value at September 30, 2018 and December 31, 2017:

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 56% and 64% of the 2018 and 2017 combined fixed income portfolio, respectively.
The changes in ratings during the nine months ended September 30, 2018 were the result of (i) the Rehabilitation Exit Transactions with significant reductions in BIG Ambac-insured RMBS bonds ; and (ii) sales of Ambac-insured RMBS bonds partially offset by the receipt of the Secured Note issued from Ambac LSNI, which is not rated.
Refer to Note 8. Investments to the Unaudited Financial Statements included in Part 1, Item 1 in this Form 10-Q for information about Ambac's consolidated non-VIE investment portfolio.
Premium Receivables. Ambac either received premium upfront at time of issuance of the insurance policy or in installments over the

| Ambac Financial Group, Inc. 78 2018 Third Quarter FORM 10-Q |

policy term. For installment premium transactions, a premium receivable asset is established equal to the (i) present value of future contractual premiums due or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction. Ambac's premium receivables decreased to $517 million at September 30, 2018 from $586 million at December 31, 2017. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, adjustments for changes in expected and contractual cash flows, and the impact of currency exchange rates on non-US denominated future premiums, partially offset by accretion of premium receivable discount.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. Dollars
U.S. Dollars		$347	$347
British Pounds		£105	137
Euros		€28	33
Australian Dollars	A$	1	1
Total			$517
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $114.1 million from its reinsurers at

September 30, 2018.  As of September 30, 2018 and December 31, 2017, reinsurance recoverable on paid and unpaid losses were $26 million and $41 million, respectively. The decrease was primarily a result of the commutation of student loan exposures.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of September 30, 2018 and December 31, 2017, the net insurance intangible asset was $756 million and $847 million, respectively. Other than through amortization, variance in the insurance intangible asset is solely from translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Assets and Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative assets decreased from $73 million at December 31, 2017 to $50 million as of September 30, 2018. Derivative liabilities decreased from $83 million at December 31, 2017 to $61 million as of September 30, 2018. The decreases resulted primarily from higher interest rates during the nine months ended September 30, 2018.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. For periods prior to February 12, 2018, loss and loss expense reserves included the unpaid portion of interest accrued on Deferred Amounts established pursuant to the Segregated Account Rehabilitation Plan. The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of September 30, 2018 and December 31, 2017 were $(30) million and $4,114 million, respectively.

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)
September 30, 2018:
Loss and loss expense reserves	$—	$—	$2,279	$(305)	$(105)	$1,869
Subrogation recoverable	—	—	183	(2,082)	—	(1,899)
Totals	$—	$—	$2,462	$(2,387)	$(105)	$(30)

December 31, 2017:
Loss and loss expense reserves	$2,412	$668	$2,855	$(1,054)	$(136)	$4,745
Subrogation recoverable	615	172	102	(1,520)	—	(631)
Totals	$3,027	$840	$2,957	$(2,574)	$(136)	$4,114

(1)	Present value of future recoveries include R&W subrogation recoveries of $1,776 and $1,834 at September 30, 2018 and December 31, 2017, respectively.

(2)	Includes Euro denominated gross loss and loss expense reserves. US dollar equivalents of such reserves were $3 (€2) and $21 (€18) at September 30, 2018 and December 31, 2017, respectively.
The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Refer to the "Critical

Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial

| Ambac Financial Group, Inc. 79 2018 Third Quarter FORM 10-Q |

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

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 85% of our ever-to-date insurance claims recorded with RMBS comprising 79%. Although historically RMBS and student loan securities have been the largest source of claim activity there are reserves on Public Finance and Ambac UK credits that may result in significant claim payments in the future. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at September 30, 2018 and December 31, 2017:

	Gross Par Outstanding (1)(2)	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims	Accrued Interest	Claims and Loss Expenses	Recoveries
September 30, 2018:
RMBS	$3,966	$—	$—	$709	$(1,968)	$(14)	$(1,273)
Domestic Public Finance	3,658	—	—	1,081	(374)	(70)	637
Student Loans	534	—	—	279	(39)	(5)	235
Ambac UK and Other Credits	1,191	—	—	288	(6)	(16)	266
Loss expenses	—	—	—	105	—	—	105
Totals	$9,349	$—	$—	$2,462	$(2,387)	$(105)	$(30)

December 31, 2017:
RMBS	$5,243	$3,014	$837	$888	$(2,120)	$(21)	$2,598
Domestic Public Finance	4,265	13	3	1,278	(403)	(75)	816
Student Loans	701	—	—	361	(40)	(13)	308
Ambac UK and Other Credits	1,478	—	—	341	(11)	(27)	303
Loss expenses	—	—	—	89	—	—	89
Totals	$11,687	$3,027	$840	$2,957	$(2,574)	$(136)	$4,114

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $502 and $25, respectively, at September 30, 2018 and $590 and $41, respectively at December 31, 2017. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

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
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose

| Ambac Financial Group, Inc. 80 2018 Third Quarter FORM 10-Q |

facilities and interests. The decline in public finance gross loss reserves at September 30, 2018 as compared to December 31, 2017 was primarily related to the payment of claims, primarily Puerto

Rico. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	September 30, 2018		December 31, 2017
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$2,066	$526	$2,201	$650
General obligation	969	29	1,053	60
Transportation revenue	93	43	495	64
Housing	446	28	449	31
Other	84	11	67	11
Total	$3,658	$637	$4,265	$816

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.

Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves (present value of expected net cash flows) are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
It is possible that our estimated future losses for insurance policies discussed above could be understated, or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2018 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A of the Company's 2017 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q, as well as the following descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes. The occurrence of these stressed outcomes individually or collectively would have a material adverse effect on our results of operations and financial condition and may result in materially adverse consequence for the Company, including (without limitation) impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance.

RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward, are not unlikely if we used a different model or methodology to project losses. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,776 million as of September 30, 2018 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at September 30, 2018 could be approximately $30 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1.8 billion. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $30 million. There can be no assurance that losses may not exceed such amounts.
Public Finance Variability:
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to

| Ambac Financial Group, Inc. 81 2018 Third Quarter FORM 10-Q |

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
Material additional losses caused by the above-described factors would have a material adverse effect on our results of operations and financial condition. For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at September 30, 2018, the possible increase in loss reserves could be approximately $1.2 billion. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions of the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at September 30, 2018, the possible increase in loss reserves could be approximately $25 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $25 million. However, there can be no assurance that losses may not exceed such amounts.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $170 million greater than the loss reserves at September 30, 2018. However, there can be no assurance that losses may not exceed such amount.
Long-term Debt:
Long-term debt consists of senior and junior surplus notes issued by Ambac Assurance, the Ambac Note and Tier 2 notes issued in connection with the Rehabilitation Exit Transactions and the Secured Borrowing obligation. The carrying value of each of these as of September 30, 2018 and December 31, 2017 is below:

($ in millions)	September 30, 2018	December 31, 2017
Surplus notes	$723	$918
Ambac note	1,969	—
Tier 2 notes	246	—
Secured borrowing	—	74
Total Long-term Debt	$2,938	$992
The increase in long-term debt from December 31, 2017 is due to the impact of the Rehabilitation Exit Transactions that resulted in the issuance of the Ambac Note and Tier 2 Note plus subsequent

| Ambac Financial Group, Inc. 82 2018 Third Quarter FORM 10-Q |

accretion on the carrying value of these notes, partially offset by the redemption of a portion of the senior surplus notes then outstanding. Surplus notes outstanding increased in the third quarter of 2018 due to surplus notes issued by Ambac Assurance in connection with the AMPS Exchange and resales of notes to the market. These increases were partially offset by repayment of the Secured Borrowing and the optional redemptions of $186 million of the Ambac Note.
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
AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. For further information, see "Ambac Assurance Statutory Basis Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
In the third quarter of 2018, Ambac Assurance requested and received permission from OCI of a permitted practice to account for the exchange of Auction Market Preferred Shares ("AMPS") for 5.1% surplus notes in a manner that ensures compliance with certain state insurance regulations that require a minimum surplus level. Accordingly, Ambac recorded the excess of the consideration paid over the par value of the AMPS as follows: i) first as a reduction to gross paid-in and contributed surplus up to an amount that resulted in a gross paid-in and contributed surplus balance of not less than $75 million and ii) for any remaining excess, as a reduction to unassigned surplus.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $1,121 million and $1,606 million at September 30, 2018, respectively, as compared to $700 million and $1,156 million at December 31, 2017, respectively. The drivers to the net increase were:

•
In connection with the Second Amended Plan of Rehabilitation, the par amount of Ambac Assurance's surplus notes of $361 million was reclassified from liabilities to a component of policyholders surplus.

•
An increase of $68 million from increases in the fair value of investment securities that are recorded at the lower of amortized cost or fair value. This increase primarily resulted from fair value increases of Ambac-insured Puerto Rico bonds owned.

Ambac Assurance’s statutory policyholder surplus includes $368 million of junior surplus notes. Junior surplus notes, surplus notes, the Ambac Note, the Tier 2 Notes and preferred stock issued by Ambac Assurance, are obligations that have claims on the resources of Ambac Assurance which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
Ambac Assurance statutory surplus is sensitive to multiple factors, including: (i) loss reserve development, (ii) approval by OCI of payments on surplus notes and junior surplus notes, (iii) ongoing interest costs associated with the Ambac Note and Tier 2 Notes, including changes to interest rates as the Ambac Note is a floating rate obligation, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts or receive recoveries sufficient to pay or redeem the Ambac Note and Tier 2 Notes, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed practices by the OCI.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £293 million at September 30, 2018 as compared to £266 million at December 31, 2017.  The increase in shareholders’ funds was primarily due to the receipt of premiums and investment return on fixed income and other investments together with unrealized foreign exchange gains on investments

| Ambac Financial Group, Inc. 83 2018 Third Quarter FORM 10-Q |

denominated in currencies other than Ambac UK's functional currency (British Pounds), offset by an increase in loss provisions. At September 30, 2018, the carrying value of cash and investments was £498 million, an increase from £460 million at December 31, 2017. The increase in cash and investments is due to the continued receipt of premiums, net investment income and unrealized foreign exchange gains as noted above.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of available and eligible capital resources, regulatory capital requirements and regulatory capital deficits under Solvency II at June 30, 2018 represents the most recent available data for these items. The calculation of capital resources, regulatory capital requirements and regulatory capital deficit of Ambac UK as at September 30, 2018 will be finalized on November 9, 2018 and will be published on Ambac's website shortly thereafter.
Available capital resources under Solvency II were a surplus of £76 million at June 30, 2018 of which £54 million were eligible to meet solvency capital requirements. The eligible capital resources at June 30, 2018 were in comparison to regulatory capital requirements of £336 million. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £282 million at June 30, 2018. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

•
Foreign exchange (gains) losses: Elimination of the foreign exchange gains (losses) on the re-measurement of assets, liabilities and transactions in non-functional currencies. This adjustment eliminates the foreign exchange gains (losses) on all assets, liabilities and transactions in non-functional currencies, which enables users of our financial statements to better view the business results without the impact of fluctuations in foreign currency exchange rates and facilitates period-to-period comparisons of Ambac's operating performance.

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

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a dollar amount and per diluted share basis, for all periods presented:

| Ambac Financial Group, Inc. 84 2018 Third Quarter FORM 10-Q |

	Three Months Ended September 30,
	2018		2017
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(104)	$(2.27)	$(191)	$(4.20)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	—	—	—
Insurance intangible amortization	26	0.58	46	1.01
Foreign exchange (gains) losses	2	0.03	(5)	(0.11)
Adjusted earnings (loss)	$(76)	$(1.66)	$(150)	$(3.30)

	Nine Months Ended September 30,
	2018		2017
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$206	$4.43	$(309)	$(6.82)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	1	0.01	(3)	(0.06)
Insurance intangible amortization	78	1.68	117	2.57
Foreign exchange (gain) loss	5	0.12	(20)	(0.44)
Fair value (gain) loss on derivative products from Ambac CVA	—	—	45	0.99
Adjusted earnings (loss)	$290	$6.24	$(171)	$(3.76)
Net income (loss) effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. Included within Net income (loss) attributable to common stockholders of these consolidated VIEs was $3 million and $(1.6) million for the nine months ended September 30, 2018 and 2017, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services - Insurance Topic of the ASC, included within Net income (loss) would have been $20 million and $26 million for the nine months ended September 30, 2018 and 2017, respectively. The difference between these different accounting bases (including per share amounts) was $17 million ($0.36 per diluted share) and $28 million ($0.61 per diluted share), for the nine months ended September 30, 2018 and 2017, respectively. This is supplemental information only and is not a component of Adjusted Earnings.
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

•	Insurance intangible asset: Elimination of the financial guarantee insurance intangible asset that arose as a result of Ambac’s emergence from bank ruptcy and the implementation of Fresh Start reporting. This adjustment ensures that all financial guarantee contracts are accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC.

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

| Ambac Financial Group, Inc. 85 2018 Third Quarter FORM 10-Q |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	September 30, 2018		December 31, 2017
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,758	$38.77	$1,381	$30.52
Adjustments:
Non-credit impairment fair value losses on credit derivatives	1	0.03	1	0.01
Insurance intangible asset	(756)	(16.67)	(847)	(18.71)
Net unearned premiums and fees in excess of expected losses	503	11.10	597	13.20
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(214)	(4.73)	(31)	(0.68)
Adjusted book value	$1,292	$28.50	$1,101	$24.34
Stockholders' equity effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. The impact on Total Ambac Financial Group, Inc. stockholders' equity of these consolidated VIEs was $102 million and $134 million at September 30, 2018 and December 31, 2017, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services Insurance Topic of the ASC, included within stockholders' equity would have been $134 million and $179 million at September 30, 2018 and December 31, 2017, respectively. The net difference between these different accounting bases (including per share amounts) was $32 million ($0.71 per share) and $45 million ($0.99 per share) at September 30, 2018 and December 31, 2017, respectively. This is supplemental information only and is not a component of Adjusted Book Value.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2017 to September 30, 2018 was primarily driven by Adjusted earnings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. As a result of the

Rehabilitation Exit Transactions and the AMPS Exchange, as of September 30, 2018 Ambac's investment portfolio is lower and long-term debt has increased which has changed our exposure to interest rate risk compared to the sensitivities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
The interest rate derivatives portfolio is managed as a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). The interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.8 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at September 30, 2018.

| Ambac Financial Group, Inc. 86 2018 Third Quarter FORM 10-Q |

The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at September 30, 2018:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$310	$217	$122	$—	$(81)	$(191)
Estimated net fair value	(500)	(593)	(688)	(810)	(891)	(1,001)

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of September 30, 2018, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.

Item 4.	Controls and Procedures.
In connection with the preparation of this third quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Ambac Assurance is highly leveraged and has greater indebtedness outstanding following consummation of the Rehabilitation Exit Transactions and the AMPS Exchange. Ambac Assurance’s ability to make payments on and refinance its debt, including surplus notes (which continue to accrete), and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow and on the performance of the insured portfolio. At September 30, 2018, Ambac Assurance had $573.8 million principal balance of surplus notes (other than junior surplus notes) outstanding plus $367.5 million principal balance of junior surplus notes outstanding. Ambac Assurance’s cash flow generation will depend on receipt of premiums, investment returns, earnings from subsidiaries and potential litigation recoveries offset by policyholder claims, commutation payments and operating expenses, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control and many of which are event-driven.
Ambac Assurance has incurred, and may in the future incur, additional indebtedness that is senior to its surplus notes. For example, in February 2018, Ambac Assurance issued Tier 2 Notes
| Ambac Financial Group, Inc. 87 2018 Third Quarter FORM 10-Q |

and the Ambac Note. As of September 30, 2018, approximately $2,221.8 million of our indebtedness was senior to our surplus notes. The Tier 2 Notes and the Ambac Note are secured by potential litigation recoveries (and in the case of the Ambac Note, other assets), the receipt of which is highly uncertain. Failure to achieve litigation recoveries in an amount sufficient to repay the Tier 2 Notes and the Ambac Note would materially weaken Ambac Assurance’s ability to service its indebtedness.
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
As of September 30, 2018, we have estimated representation and warranty subrogation recoveries of $1,749.8 million (net of reinsurance) included in our financial statements. These recoveries are based on contractual claims arising from RMBS transactions that Ambac Assurance has insured, and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios, and do not represent the best or the worst possible outcomes with respect to any particular transaction or group of transactions. Our ability to recover these amounts and the time of the recoveries, if any, is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, intervention by OCI, which could impede Ambac Assurance's ability to take the actions required to realize such recoveries, and uncertainties inherent in the assumptions used in estimating such recoveries. For example, as described in Note 12. Commitments and Contingencies to the unaudited consolidated financial statements included in this Form 10-Q, the defendants in Ambac Assurance’s case against Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010) filed several pre-trial motions in August and October (the latest of which was based on rulings in September 2018 by an appellate court in New York that were adverse to the financial guarantor-plaintiffs (FGIC v. Morgan Stanley ABS Capital I Inc. (Case No. 652914/2014) and MBIA Insurance Corp. v. Credit Suisse Sec (USA) LLC (Case No. 603751/2009)) which, if decided adversely to Ambac Assurance, individually or collectively, could impair our ability to recover on our claims. Furthermore, the timing of decisions on these pre-trial motions and/or any appeals by Ambac Assurance or the defendants of the trial court’s decisions on the motions may delay the trial of the case and significantly prolong the timetable of any recovery. The amount of these subrogation recoveries is significant and if we were unable to recover such amounts, our stockholders’ equity as of September 30, 2018 would decrease from 1,798.8 million to $49.0 million.

We expect to recover material amounts of claims payments through remediation measures including the litigation described above as well as through cash flows in the securitization structures of transactions that Ambac Assurance insures. Realization of such expected recoveries is subject to various risks and uncertainties, including the rights and defenses of other parties with interests that conflict with Ambac Assurance's interests, the performance of the collateral and assets backing the obligations that Ambac Assurance insures, and the performance of servicers involved in securitizations in which Ambac Assurance participates as insurer. Additionally, our ability to realize recoveries in insured transactions may be impaired if orders of the Rehabilitation Court are not effective.
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

| Ambac Financial Group, Inc. 88 2018 Third Quarter FORM 10-Q |

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
The Joint Report is “a summary of the negotiations toward the legally binding withdrawal agreement” and is not itself legally binding, but rather is a position paper setting out current agreement between the EU and the UK Government in three priority areas (citizens’ rights, the financial settlement and the Irish border).  It also notes progress on other separation issues that have not yet been settled. Further details of the negotiations are provided in the House of Commons Briefing Paper Number 8183, 18 December 2017.
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
Ambac UK has a branch in Italy, with one policy remaining issued from the branch. The branch is not capitalized separately from Ambac UK. In the event of a no-deal Brexit the future nature and status of the branch is unclear. Ambac UK is in dialogue with the PRA over this matter in terms of contingency planning; however, there have been no clear determinations made to date.
Ambac UK has six policies (including the one from the branch) in the EU written under current passporting rights the aggregate par value of which as at September 30, 2018 is $2.4 billion and, as noted, Ambac UK’s ability to service these contracts beyond March 29, 2019 is currently unclear unless and until legally binding Brexit transition agreements are put into place.
In addition to the direct impact on insurers cited above, general uncertainty and the perceptions as to the ultimate impact of Brexit may adversely affect business activity, political stability, foreign exchange rates and economic conditions in the UK, the Eurozone, and the EU.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities — No matters require disclosure.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
There were no repurchases of equity securities made during the three months ended September 30, 2018. Ambac does not have a stock repurchase program.
Warrants
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10 million increase to the warrant repurchase program. As of September 30, 2018, Ambac had repurchased 985,331 warrants totaling $8.1 million leaving 4,877,783 warrants outstanding with an exercise price of $16.67 per share and expiration of April 30, 2023. The remaining aggregate authorization at September 30, 2018 is $11.9 million.
On August 3, 2018, Ambac and Ambac Assurance completed an exchange (the “AMPS Exchange”) of Ambac Assurance’s outstanding Auction Market Preferred Shares (“AMPS”) for

| Ambac Financial Group, Inc. 89 2018 Third Quarter FORM 10-Q |

Ambac Assurance’s 5.1% senior surplus notes. AMPS holders who tendered at or prior to 5:00 p.m. on July 17, 2018, received from Ambac cash and 37.3076 warrants (rounded down to the nearest whole warrant) to purchase an equivalent number of shares of Ambac common stock at an exercise price of $16.67 per share. In connection with the AMPS Exchange, Ambac paid $11.048 million in cash, issued 824,307 warrants, and received 1,386 AMPS. Ambac did not receive any cash proceeds from the issuance of the warrants.
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

Item 3.	Defaults Upon Senior Securities — No matters require disclosure.

Item 5.	Other Information — No matters require disclosure.

Item 6.	Exhibits

Exhibit Number	Description
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ Filed herewith. ++ Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	November 7, 2018	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

| Ambac Financial Group, Inc. 90 2018 Third Quarter FORM 10-Q |