Form 10-K
period 2018-12-31
AMBAC FINANCIAL GROUP INC
filed 2019-02-28
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-10777

AMBAC FINANCIAL GROUP INC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2018 was $899,844,448. As of February 25, 2019, there were 45,341,834 shares of Common Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s proxy statement for its 2019 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I			PART II (CONTINUED)
1	Business	2	7A	Quantitative and Qualitative Disclosures about Market Risk	66
	Introduction	2	8	Financial Statements and Supplementary Data	68
	Risk Management Group	5	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	140
	Insurance Regulatory Matters and Other Restrictions	7	9A	Controls and Procedures	140
	Investments and Investment Policy	8	9B	Other Information	140
	Employees	9	PART III
1A	Risk Factors	9	10	Directors, Executive Officers and Corporate Governance	140
1B	Unresolved Staff Comments	25	11	Executive Compensation	140
2	Properties	25	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	141
3	Legal Proceedings	26	13	Certain Relationships and Related Transactions, and Director Independence	141
4	Mine Safety Disclosures	26	14	Principal Accountant Fees and Services	141
PART II			PART IV
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26	15	Exhibits, Financial Statement Schedules	141
6	Selected Financial Data	28		Schedule I—Summary of Investments Other Than Investments in Related Parties	146
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29		Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	147
	Company Overview	29		Schedule IV—Reinsurance	152
	Executive Summary	29
	Critical Accounting Policies and Estimates	31	SIGNATURES		153
	Financial Guarantees in Force	37
	Results of Operations	48
	Liquidity and Capital Resources	54
	Balance Sheet	57
	Special Purpose and Variable Interest Entities	61
	Accounting Standards	61
	Ambac Assurance Statutory Basis Financial Results	62
	Ambac UK Financial Results Under UK Accounting Principles	63
	Non-GAAP Financial Measures	64

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of Ambac’s common stock and volatility in the price of Ambac’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation ("Ambac Assurance") or from transactions or opportunities apart from Ambac Assurance; (3) changes in Ambac Assurance’s estimated representation and warranty recoveries or loss reserves over time; (4) failure to recover claims paid on Puerto Rico exposures or incurrence of losses in amounts higher than expected; (5) adverse effects on Ambac’s share price resulting from future offerings of debt or equity securities that rank senior to Ambac’s common stock; (6) potential of rehabilitation proceedings against Ambac Assurance; (7) dilution of current shareholder value or adverse effects on Ambac’s share price resulting from the issuance of additional shares of common stock; (8) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (9) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers; (10) the Company's inability to realize the expected recoveries included in its financial statements; (11) insufficiency or unavailability of collateral to pay secured obligations; (12) credit risk throughout the Company’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including obligations of the Commonwealth of Puerto Rico and its instrumentalities and agencies as well as obligations relating to privatized military housing projects) and exposures to reinsurers; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) the risk that the Company’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (15) risks associated with adverse selection as the Company’s insured portfolio runs off; (16) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured portfolio; (17) disagreements or disputes with Ambac Assurance's primary insurance regulator; (18) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (19) the Company’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (20) the Company may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (21) the Company may not be able to generate the significant amount of cash needed to service its debt and financial obligations, and may not be able to refinance its indebtedness; (22) restrictive covenants in agreements and instruments may impair the Company’s ability to pursue or achieve its business strategies; (23) loss of control rights in transactions for which we provide insurance due to a finding that Ambac Assurance has defaulted; (24) the Company’s results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of the Company’s insurance intangible asset; (25) adverse tax consequences or other costs resulting from the characterization of the Company’s surplus notes or other obligations as equity; (26) risks attendant to the change in composition of securities in the Company’s investment portfolio; (27) changes in tax law; (28) changes in prevailing interest rates; (29) changes on inter-bank lending rate reporting practices or the method pursuant to which LIBOR rates are determined; (30) factors that may influence the amount of installment premiums paid to the Company; (31) default by one or more of Ambac Assurance's portfolio investments, insured issuers or counterparties; (32) market risks impacting assets in the Company’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (33) risks relating to determinations of amounts of impairments taken on investments; (34) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on the Company’s business, operations, financial position, profitability or cash flows; (35) actions of stakeholders whose interests are not aligned with broader interests of the Company's stockholders; (36) the Company’s inability to realize value from Ambac UK or other subsidiaries of Ambac Assurance; (37) system security risks; (38) market spreads and pricing on interest rate derivatives insured or issued by the Company; (39) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (40) changes in accounting principles or practices that may impact the Company’s reported financial results; (41) legislative and regulatory developments, including intervention by regulatory authorities; (42) the economic impact of “Brexit”; (43) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (44) the Company’s financial position that may prompt departures of key employees and may impact the Company’s ability to attract qualified executives and employees; (45) fluctuations in foreign currency

| Ambac Financial Group, Inc. 1 2018 FORM 10-K |

exchange rates could adversely impact the insured portfolio in the event of loss reserves or claim payments denominated in a currency other than US dollars and the value of non-US dollar denominated securities in our investment portfolio; and (46) other risks and uncertainties that have not been identified at this time.
PART I
Item 1.    Business
INTRODUCTION
Ambac Financial Group, Inc. (“Ambac,” "AFG" or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991. On May 1, 2013, Ambac emerged from Chapter 11 bankruptcy protection when the Second Modified Fifth Amended Plan of Reorganization became effective. Upon emergence Ambac had no outstanding debt at the holding company and significant net operating loss carry-forwards, of which $3.5 billion remain at December 31, 2018.
Management reviews financial information, allocates resources and measures financial performance on a consolidated basis. As a result, the Company has a single reportable segment.
Financial Guarantee Insurance:
Ambac’s provides financial guarantee policies through its principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance" or "AAC") and its wholly owned subsidiary Ambac Assurance UK Limited (“Ambac UK”), both of which have been in runoff since 2008. Ambac has another wholly-owned subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. Insurance policies issued provide an unconditional and irrevocable guarantee which protects the holder of a debt obligation against non-payment when due of the principal and interest on the obligations guaranteed. Pursuant to such guarantees, Ambac Assurance and its subsidiaries make payments if the obligor responsible for making payments fails to do so when scheduled. Revenues from financial guarantees consist of: (i) premiums earned from insurance contracts, net of reinsurance, whether received upfront or on an installment basis and (ii) amendment and consent fees. Expenses from financial guarantees consist of: (i) loss and commutation payments; (ii) loss-related expenses, including those relating to the remediation of problem credits; and (iii) insurance intangible amortization.
Ambac Assurance and its subsidiaries have been working toward reducing uncertainties within their insured portfolios through active monitoring of key exposures such as municipal entities with stressed financial conditions (including Puerto Rico) and asset-backed securities (including residential mortgage-backed securities ("RMBS") and student loan-backed securities). Additionally, Ambac Assurance and its subsidiaries are actively prosecuting legal claims (including RMBS related lawsuits), managing the regulatory frameworks applicable to the insurance entities, seeking to optimize capital allocation in a challenging environment that includes long duration obligations, and attempting to retain key employees.
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
Derivatives:
Interest rate derivative transactions are executed through Ambac Financial Services (“AFS”), a wholly-owned subsidiary of Ambac Assurance. The primary activity of AFS is to economically hedge interest rate risk in the financial guarantee and investment portfolios. Accordingly, interest rate derivatives are positioned to benefit from rising rates. Under agreements governing interest rate derivative positions, AFS generally must post collateral or margin in excess of the market value of the swaps and futures contracts. In addition, most of AFS’s counterparties currently possess the right to terminate their transactions with AFS, and in the event of a rehabilitation of Ambac Assurance some of AFS’s swaps could automatically terminate. A sudden termination of AFS’s derivatives, whether voluntarily or automatically, could result in losses. AFS has borrowed cash and securities from Ambac Assurance to help support its collateral and margin posting requirements, previous termination payments and other cash needs.
Credit derivative contracts were executed through Ambac Credit Products LLC (“ACP”), a wholly owned subsidiary of Ambac Assurance, for which fees are collected over the contract term. Credit derivative contract terms are substantially similar to financial guarantee insurance. Credit derivatives also permit certain counterparties to assert mark-to-market termination claims under certain conditions; however, the assertion of such mark-to-market claims based on the Segregated Account Rehabilitation Proceedings (as defined below) and related circumstances has been enjoined by the Second Amended Plan of Rehabilitation (as defined below) and orders of the Rehabilitation Court (as defined below). See discussion of “Ambac Assurance Liquidity” in Part II, Item 7 included in this Form 10-K for further information.
Ambac derives derivative revenues from (i)  changes in the fair value of the derivatives portfolio resulting from interest rate or credit changes and (ii) the value of future contract terminations or settlements which may differ from the carrying value of the those contracts.
Credit risks relating to interest rate derivative positions primarily relate to the default of a counterparty. Ambac's interest rate derivatives generally consist of centrally cleared swaps, US treasury futures and some over-the-counter ("OTC") swaps with financial guarantee customers or bank counterparties. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements or margin posting requirements. Cleared swaps, futures and OTC derivatives with bank counterparties require margin or collateral to be posted up to or in excess of the market value of the interest rate derivatives.

| Ambac Financial Group, Inc. 2 2018 FORM 10-K |

Interest rate derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Credit risk associated with customer derivatives, including credit derivatives, is managed through the risk management processes described in the Risk Management Group section below. In some cases, interest rate derivatives between Ambac and financial guarantee customers are placed through a third party financial intermediary and similarly do not require collateral posting.
Ambac manages a variety of market risks inherent in its businesses, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A in this Form 10-K for further information.
Corporate Strategy:
In February 2018, Ambac achieved one of its key strategic objectives: the exit from rehabilitation of Ambac Assurance’s Segregated Account (as defined below).  Having accomplished this milestone, Ambac continues to pursue and prioritize its remaining key strategic priorities, namely:

•
Active runoff of Ambac Assurance and its subsidiaries through transaction terminations, policy commutations, reinsurance, settlements and restructurings, with a focus on our watch list credits and known and potential future adversely classified credits, that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;

•	Ongoing rationalization of Ambac's and its subsidiaries' capital and liability structures;

•	Loss recovery through active litigation management and exercise of contractual and legal rights;

•	Ongoing review of the effectiveness and efficiency of Ambac's operating platform; and

•	Evaluation of opportunities in certain business sectors that meet acceptable criteria that will generate long-term stockholder value with attractive risk-adjusted returns.
With respect to our new business strategy, we have identified certain business sectors adjacent to Ambac's core business in which future opportunities will be evaluated. We have been evaluating strategic opportunities in credit, insurance, asset management and other financial services that we believe would be synergistic to Ambac and would leverage our core competencies. We will continue to be measured and disciplined in our approach as we pursue opportunities to deploy our capital with the goal of creating sustainable long-term shareholder value. Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to identify or execute a suitable transaction and/or obtain the financial and other resources that may be required to finance the acquisition or development of any new businesses or assets. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.

The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, ACP, Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, as well as the Stipulation and Order (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K) and in the indenture for the Tier 2 Notes (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K), each of which requires OCI (as defined below) and, under certain circumstances, holders of the debt instruments benefiting from such restrictions, to approve certain actions taken by or in respect of Ambac Assurance. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of Ambac. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
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
Segregated Account
In March 2010, Ambac Assurance established a segregated account pursuant to Wisconsin Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and Everspan and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Wisconsin Circuit Court for Dane County (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Ambac Assurance, itself, did not enter rehabilitation proceedings.
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

| Ambac Financial Group, Inc. 3 2018 FORM 10-K |

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
Enterprise Risk Management
The Company's policies and procedures relating to risk assessment and risk management are overseen by its Board of Directors. The Board of Directors take an enterprise-wide approach to risk management oversight that is designed to support the Company's business plans at a reasonable level of risk. A fundamental part of risk assessment and risk management is not only understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board of Directors periodically reviews the Company's business plan, factoring risk management into account. It also approves the Company's risk appetite statements, which articulate the Company's tolerance for certain risks and describes the general types of risk that the Company accepts, within certain parameters, or attempts to avoid.
While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibilities related to risk assessment and risk management, and management has responsibility for managing the risks to which the Company is exposed and reporting on such matters to the Board of Directors and applicable Board committees.

•
The Audit Committee oversees the management of risks associated with the integrity of Ambac’s financial statements and its compliance with legal and regulatory requirements. In addition, the Audit Committee discusses policies with respect to risk assessment and risk management, including major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee reviews with management, internal auditors and external auditors Ambac's accounting policies, Ambac's system of internal controls over financial reporting and the quality and appropriateness of disclosure and content in the financial statements and other external financial communications.

•
The Compensation Committee oversees the management of risk primarily associated with our ability to attract, motivate and retain quality talent (particularly executive talent) compensation structures that might lead to undue risk taking, and disclosure of our executive compensation philosophies, strategies and activities.

•
The Governance and Nominating Committee oversees the management of risk primarily associated with Ambac’s ability to attract and retain quality directors, Ambac’s corporate governance programs and practices and our compliance therewith. Additionally, the Governance and Nominating Committee oversees the processes for evaluation of the performance of the Board of Directors and its committees each year and considers risk management effectiveness as part of its evaluation. The Governance and Nominating Committee also performs oversight of the business ethics and compliance program, and reviews compliance with Ambac’s Code of Business Conduct.

•
The Strategy and Risk Policy Committee oversees the management of risk and risk appetite primarily with respect to strategic plans and initiatives, oversight of Ambac’s capital structure, financing and treasury matters and oversight of management's process for the identification, evaluation and mitigation of Ambac’s financial and commercial-related risks.

The full Board of Directors also receive quarterly updates from Board committees, and the Board provides guidance to individual committee activities as appropriate.
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

•
The Risk Committee's objective is to establish an interdisciplinary team of professionals from different parts of the company to provide oversight of the key risk remediation issues impacting Ambac. The purview of the committee is to review and approve risk remediation activities for the financial guarantee insured portfolio as well as review changes to Ambac Assurance's adversely classified, survey and watch list credits (as defined in Note 2. Basis of Presentation and Significant Accounting Policies). Additionally, the Risk Committee will provide oversight and review new risk remediation structures or approaches in connection with risk remediation plans or anticipated transactions. This committee was established in the fourth quarter of 2017. Previously, most risk remediation activities were approved by ALCO. Members of the Risk Committee include the Chief Executive Officer, Head of Risk Management, Chief Financial Officer and senior managers from throughout risk, corporate services, operations, investment management, legal and finance.

•	The Disclosure Committee's objective is to assist the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures.

| Ambac Financial Group, Inc. 4 2018 FORM 10-K |

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
RISK MANAGEMENT GROUP
Financial guarantee insurance was sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. Ambac’s financial guarantee insurance policies and credit derivative contracts expose the Company to the direct credit risk of the assets and/or obligor supporting the guaranteed obligation. In addition, insured transactions expose Ambac to indirect risks that may increase our overall risk, such as credit risk separate from, but correlated with, our direct credit risk, market, model, economic, natural disaster and mortality or other non-credit type risks. Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Guarantees in Force” section below for details on the financial guarantee insured portfolio.
The Risk Management Group is primarily responsible for the development, implementation and oversight of loss mitigation strategies, surveillance and remediation of the insured financial guarantee portfolio (including through the pursuit of recoveries in respect of paid claims and commutations of policies). Our ability to execute certain risk management activities may be limited by the restrictions set forth in the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
Ambac’s Risk Management Group ("RMG") has an organizational structure designed around four primary areas of focus: Surveillance, Risk Remediation, Credit Risk Management and Loss Reserving and Analytics.
Surveillance
This group's focus is on the early identification of potential stress or deterioration in connection with exposures in the insured portfolio and the related credit analysis associated with these and other insured portfolio exposures. Additionally, surveillance will evaluate the impact of changes in the economic, regulatory or political environment on the insured portfolio.
Analysts in this group perform periodic credit reviews of insured exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Risk-adjusted surveillance strategies have been developed for each bond type with review periods and scope of review based upon each bond type’s risk profile. The risk profile is assessed regularly in response to our own experience and judgments or external factors such as the economic environment and industry trends. Active surveillance enables analysts to track single credit migration and industry credit and performance trends.
The focus of a credit review is to assess performance, identify credit trends and recommend appropriate credit classifications, ratings and changes to a transaction or bond type’s review period and surveillance requirements. Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of the various credit classifications utilized by Ambac. If a problem is detected, the Surveillance group will then work with the Risk Remediation group on a loss mitigation plan, as necessary.
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
Risk remediation helps to reduce exposure to credits that have current negative developing trends, have the potential for future adverse development or are already adversely classified by, among other things, securing rights and remedies, both of which may help to mitigate losses in the event of further deterioration or event of default, or, as available, working with an issuer to refinance or retire debt.
Loss mitigation focuses on the analysis, implementation and execution of commutation and related claims reduction or defeasance strategies for policies with potential future claims. Loss mitigation prioritizes policies, or portions thereof, for commutation, refinancing or other claims reduction or defeasance strategies.
Restructuring or workout is the focused and active process of trying to minimize claims and maximize recoveries, typically following an event of default.
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

| Ambac Financial Group, Inc. 5 2018 FORM 10-K |

economic stakeholders to negotiate, structure and execute solutions, such as commutations.
Adversely classified, survey list and watch list credits are tracked closely by Surveillance analysts together with Risk Remediation analysts as part of the Risk Remediation process and are discussed at regularly scheduled meetings with Credit Risk Management (see discussion following in “Credit Risk Management”) and the Risk Committee (see discussion following in "Risk Committee"). In some cases, Risk Remediation will engage restructuring or workout experts, attorneys and/or other consultants with appropriate expertise in the targeted loss mitigation area to assist management in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.
In Risk Remediation, we have established cross-functional teams in key areas of focus, comprised of personnel both within the RMG and in other departments, to target proactive mitigation and remediation of losses and potential future losses associated with certain credits and sectors in the insured portfolio. Examples of such efforts include teams of professionals focused on (i) the review and enforcement of contractual representations and warranties ("R&W") supporting RMBS policies, (ii) RMBS servicing and remediation and (iii) the analysis and prioritization of policies with projected claims or the potential for future material adverse development to target and execute risk reduction, restructuring and commutation strategies. Members of these cross-functional teams will often work with external experts in the pursuit of risk reduction efforts.
For RMBS insured exposures, the team focuses on servicer oversight and transaction remediation. Analysts monitor the performance of servicers through a combination of (i) regular reviews of servicer performance; (ii) compliance certificates received from servicer management; (iii) independent rating agency information; (iv)  reviews of servicer financial information; and (v) onsite servicing diligence. In addition, the team actively works with servicers and other RMBS transaction sponsors to facilitate the exercise of clean-up calls and other risk and exposure reducing transactions, sometimes with Ambac Assurance financial support.
Ambac Assurance believes that the close monitoring of servicers, including measures to better align the interests, and other loss mitigation activities, constitute credible means of minimizing risks and losses related to insured RMBS.
A team of professionals is focused on recoveries from sponsors where Ambac Assurance believes material breaches of representations and warranties occurred with respect to certain RMBS policies.  The team engages with experienced consultants to perform the re-underwriting of loan files and consults with internal and external legal counsel with regard to loan putbacks as well as settlement and litigation strategies (refer to Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion on this topic).
Credit Risk Management ("CRM")
CRM manages the decision process for all material matters that affect credit exposures within the insured portfolio. While not responsible for the credit analysis or execution of risk remediation or loss mitigation strategies, CRM provides a forum for independent assessments, reviews and approvals and drives consistency and timeliness. The scope of credit matters under the purview of CRM includes material amendments, waivers and consents, evaluation of remediation or loss mitigation plans, credit review scheduling, credit classifications, rating designations, review of watch list or adversely classified credits, sector reviews and overall portfolio reviews.
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
Control Rights
In structured transactions, including certain structured public finance transactions, Ambac Assurance may be the control party as a result of insuring the transaction’s senior class or tranche of debt obligations. The control party may direct specified parties, usually the trustee, to take or not take certain actions following contractual defaults or trigger events. Control rights and the scope of direction and remedies vary considerably among our insured transactions. Because Ambac Assurance is party to and/or has certain rights in documents supporting transactions in the insured portfolio, Ambac Assurance frequently receives requests for amendments, waivers and consents (“AWCs”). Ambac Assurance’s risk management personnel review, analyze and process all requests for AWCs. As a part of the Segregated Account Rehabilitation Proceedings, the Rehabilitation Court enjoined certain actions by other parties to preserve Ambac Assurance’s control rights that could otherwise have lapsed or been compromised. Pursuant to the Second Amended Plan of Rehabilitation and orders of the Rehabilitation Court, such protections continue after the conclusion of the Segregated Account Rehabilitation Proceedings.
Watch List Credits
Credits that demonstrate the potential for long-term material adverse development, represent significant size or sector concentration, or have certain structural, credit or other complexities, but are otherwise currently performing, may be designated as a watch list credit as part of the CRM process. Watch list credits are closely monitored by the Surveillance for potential adverse development and are targets for proactive risk reduction efforts by the Risk Remediation group.
Adversely Classified Credits
Credits that are either in default or have developed problems that eventually may lead to a default are tracked closely by the appropriate Surveillance and Risk Remediation teams and discussed at meetings with CRM. Adversely classified credit meetings include members of CRM, Surveillance, Risk Remediation and legal, as necessary. As part of the review, relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification is considered. Internal and/or external counsel generally review the documents underlying any problem credit and, if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. The review schedule for adversely classified credits is tailored to the remediation plan to track and prompt timely action

| Ambac Financial Group, Inc. 6 2018 FORM 10-K |

and proper internal and external resourcing. A summary of developments regarding adversely classified credits and credit trends is also provided to the Risk Committee and Ambac’s and Ambac Assurance’s Board of Directors no less than quarterly.
The insured portfolio contains exposures that are correlated and/or concentrated. Risk Management's surveillance activities include identifying these types of exposures and identifying the risks that would or could trigger credit deterioration across these related exposures. When such risks materialize, an adverse credit classification may be designated across these correlated and/or concentrated exposures. This is the case with student loans and RMBS, for example, which have several correlations including those associated with consumer lending, unemployment and home prices. In the past, our not-for-profit healthcare and our leveraged lease exposures experienced periods of stress arising from their concentrated and/or correlated risks, when there were major changes to healthcare reimbursement programs, especially Medicaid, or significant weakness in consumer and business travel, in the case of the former and the latter, respectively. In the future, Ambac’s portfolio may be subject to similar credit deterioration arising from concentrated and/or correlated risks. Examples of other such risks that could impact our portfolio, and that our surveillance is designed to monitor include the impact of potential municipal bankruptcy contagion, the impact of tax reform on state and municipal bond issuers, or the impact of large scale domestic military cutbacks on our military housing portfolio or event risk such as natural disasters or other regional stresses. Most such risks cannot be predicted, and may materialize unexpectedly or develop rapidly. Although our surveillance allows us to connect the event and stress to the related exposures and assign an adverse credit classification and estimate losses across the affected credits, when necessary, we may not have adequate resources or contractual rights and remedies to mitigate loss arising from such risks.
Amendment, Waiver and Consent Review / Approval
The decision to approve or reject AWCs is based upon certain credit factors, such as the issuer’s ability to repay the bonds and the bond’s security features and structure. Members of Ambac' Surveillance group review, analyze and process all requests for AWCs. All AWCs are initially screened for materiality in the Surveillance group. Non-material AWCs require the approval of at least the Surveillance analyst and the Surveillance manager. Material AWCs are within the purview of CRM, as noted above. For material AWCs, CRM has established minimum requirements that may be modified to require more or varied approvals depending upon the matter’s complexity, size or other characteristics.
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
In addition, pursuant to the terms of the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes, Ambac Assurance must seek prior approval by OCI of certain corporate actions. The Settlement Agreement, Stipulation and Order and indenture for the Tier 2 Notes include covenants which restrict the operations of Ambac Assurance. The Settlement Agreement will remain in force until the surplus notes issued thereunder have been redeemed, repurchased or repaid in full. The Stipulation and Order will remain in force for so long as OCI determines it to be necessary. The indenture for the Tier 2 Notes will remain in force until the Tier 2 Notes have been redeemed, repurchased or repaid in full. Certain of the restrictions in the Settlement Agreement and indenture for the Tier 2 Notes may be waived with the approval of the OCI and/or the requisite percentage of holders of debt securities issued thereunder.
United Kingdom
The Prudential Regulatory Authority ("PRA") and Financial Conduct Authority ("FCA") (and their predecessor regulator the Financial Services Authority (“FSA”)) have exercised significant oversight of Ambac UK since 2008, after Ambac, Ambac Assurance and Ambac UK began experiencing financial stress. In 2009, Ambac UK’s license to write new business was curtailed by the FSA and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its insurance portfolio in the United Kingdom, and to do the same through a branch in Milan, Italy, and a number of other EU countries. EU legislation has allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions. See Item 1A. Risk Factors in Part I, Item 1A and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on regulatory restrictions.
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

| Ambac Financial Group, Inc. 7 2018 FORM 10-K |

right to cast 10% or more of the votes which may be cast by the holders of all shares of common stock of Ambac would be deemed to have control of Ambac Assurance and Everspan within the meaning of the Wisconsin Insurance Laws. The United Kingdom has similar requirements applicable in respect of Ambac, as the ultimate holding company of Ambac UK.
Common Stock Restrictions
Ambac’s Amended and Restated Certificate of Incorporation limits the rights of stockholders in significant ways. Article IV contains voting restrictions applicable to any person owning at least 10% of Ambac’s common stock so that such person (including any group consisting of such person and any other person with whom such person or any affiliate or associate of such person has any agreement, contract, arrangement or understanding with respect to acquiring, voting, holding or disposing of Ambac’s common stock) shall not be entitled to cast votes in excess of one vote less than 10% of the votes entitled to be cast by all common stock holders, except as otherwise approved by OCI.
Dividend Restrictions, Including Contractual Restrictions
Due to contractual and regulatory restrictions, Ambac Assurance has been unable to pay common dividends to Ambac since 2008 and will be unable to pay common dividends in 2019 without certain approvals, including the prior consent of the OCI, which is unlikely. Ambac Assurance’s ability to pay dividends is further restricted by the Settlement Agreement, the Stipulation and Order, the indenture for the Tier 2 Notes and the terms of its Auction Market Preferred Shares ("AMPS"). See Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on dividends.
As a result of these restrictions, Ambac Assurance is not expected to pay dividends to Ambac for the foreseeable future.
While the UK insurance regulatory laws impose no statutory restrictions on an insurer’s ability to declare a dividend, the PRA’s and FCA’s capital requirements in practice act as a restriction on the payment of dividends, where a firm has a lower level of regulatory capital than its regulatory capital requirement as is the case for Ambac UK. Further, the FSA amended Ambac UK’s license in 2010 such that the PRA must specifically approve (“non-objection”) any transfer of value and/or assets from Ambac UK to Ambac Assurance or any other Ambac group company, other than in respect of certain disclosed contracts between the two parties (such as in respect of a management services agreement between Ambac Assurance and Ambac UK). As a result, Ambac UK is not expected to pay any dividends to Ambac Assurance for the foreseeable future.
Pursuant to the Settlement Agreement and the indenture for the Tier 2 Notes, Ambac Assurance may not make any “Restricted Payment” (which includes dividends from Ambac Assurance to Ambac) in excess of $5 million in the aggregate per annum, other than Restricted Payments from Ambac Assurance to Ambac in an amount up to $7.5 million per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of Ambac Assurance's surplus notes (other than junior surplus notes) would also need to be redeemed at par. Any such payment on surplus notes would require either payment or collateralization of a proportional amount of the Tier

2 Notes (or interest thereon) in accordance with the terms of the Tier 2 Note indenture.
The Stipulation and Order requires OCI approval for the payment of any dividend or distribution on the common stock of Ambac Assurance.
Under the terms of Ambac Assurance’s AMPS, dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided, that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for, enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS.
INVESTMENTS AND INVESTMENT POLICY
As of December 31, 2018, the consolidated non-VIE investments of Ambac had an aggregate fair value of approximately $3.9 billion. Investments are managed both internally by officers of Ambac, who are experienced investment managers, and by external investment managers. All investments are made in accordance with the general objectives, policies, and guidelines for investments reviewed or overseen by Ambac's Board of Directors or the Board of Directors of the applicable subsidiary. These policies and guidelines include liquidity, credit quality, diversification and duration objectives and are periodically reviewed and revised as appropriate. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes procedures on residential mortgage-backed securities consistent with those utilized to assess the risk of our insured RMBS exposures.
As of December 31, 2018, the Ambac Assurance and Everspan non-VIE investment portfolio had an aggregate fair value of approximately $2.9 billion. Ambac Assurance’s and Everspan’s investment objectives are to achieve the highest risk-adjusted after-tax return on a diversified portfolio consistent with Ambac Assurance’s and Everspan’s risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. In addition to internal investment policies and guidelines, Ambac Assurance’s investment portfolio is subject to limits on the types and quality of investments imposed by applicable insurance laws and regulations, which may be waived by the applicable regulatory authority in certain instances. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy. Ambac Assurance purchases Ambac Assurance insured securities given their relative risk/reward characteristics. As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, changes to Ambac Assurance’s investment policies are subject to approval by OCI pursuant to covenants made by Ambac Assurance in the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. Such requirements could adversely impact the performance of the investment portfolio.
As of December 31, 2018, the non-VIE Ambac UK investment portfolio had an aggregate fair value of approximately $0.7 billion.

| Ambac Financial Group, Inc. 8 2018 FORM 10-K |

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
As of December 31, 2018, the non-VIE Ambac (parent company only) investment portfolio had an aggregate fair value of approximately $0.3 billion. The primary investment objective is to preserve capital for strategic uses while maximizing income. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Ambac invests in securities insured or issued by Ambac Assurance, including surplus notes ($0.06 billion fair value at December 31, 2018) and AMPS issued by Ambac Assurance that are eliminated in consolidation.
The following table provide certain information concerning the consolidated investments of Ambac:

	2018		2017
Investment Category ($ in millions) December 31,	Carrying Value (2)	Weighted Average Yield (1)	Carrying Value (2)	Weighted Average Yield (1)
Municipal obligations	$880	5.6%	$780	5.5%
Corporate securities	1,278	5.6%	860	3.2%
Foreign obligations	31	1.1%	27	1.0%
U.S. government obligations	94	1.9%	185	1.4%
Residential mortgage-backed securities	259	10.2%	2,251	14.1%
Asset-backed securities	574	7.9%	649	7.3%
Total long-term investments	3,116	6.2%	4,752	9.1%
Short-term investments	430	2.5%	557	1.3%
Other investments (3)	391	—%	432	—%
Total	$3,937	5.7%	$5,741	8.3%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term investments.

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

EMPLOYEES
As of December 31, 2018, Ambac had 102 employees in the United States and 11 employees in the UK. Ambac considers its employee relations to be satisfactory.
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
Ambac's principal business is in run-off and faces significant risks and uncertainties described elsewhere in Part I, Item 1A. Risk Factors. Although Ambac's common stock is listed on NASDAQ, there can be no assurance as to the liquidity of the trading market or the price at which such shares can be sold. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:

•	adverse developments in our financial condition or results of operations;

•	changes in the actual or perceived risk within our insured portfolio, particularly with regards to concentrations of credit risk, such as in Puerto Rico;

•	actual or perceived adverse developments with regards to Ambac Assurance's RMBS litigations;

•	changes to regulatory status;

•	changes in investors’ or analysts’ valuation measures for our stock;

•	market trends unrelated to our stock;

| Ambac Financial Group, Inc. 9 2018 FORM 10-K |

•	market and industry perception of our success, or lack thereof, in pursuing our business strategy; and

•	results and actions of other participants in our industry.
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
Increased loss development in the insured portfolio or significant losses or other events resulting from litigation, including the failure to achieve expected recoveries from existing litigations concerning insured residential mortgage-backed securities ("RMBS"), may prompt OCI to determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to Ambac Assurance, either preemptively or in response to any such event.
If, as a result of the occurrence of any such event(s), OCI decides to initiate rehabilitation proceedings with respect to Ambac Assurance, adverse consequences may result, including, without limitation and absent enforceable protective injunctive relief, the assertion of damages by counterparties (including mark-to-market claims with respect to insured transactions executed in ISDA format), the acceleration of losses based on early termination triggers, and the loss of control rights in insured transactions. Any such consequences may reduce any residual value of Ambac Assurance. Additionally, the rehabilitator would assume control of all of Ambac Assurance’s assets and management of Ambac Assurance. In exercising control, the rehabilitator would act for the benefit of policyholders, and would not take into account the interests of our securityholders. Such actions may result in material adverse consequences for our securityholders.
The issuance of additional shares of Ambac, including shares of Ambac common stock underlying issued and outstanding warrants, may dilute current shareholder value or have adverse effects on the market price of Ambac’s common stock.
If Ambac issues additional shares of common stock to raise capital, whether for select business transactions, general corporate purposes, in exchange for other securities, or in connection with the exercise of issued and outstanding warrants, the value of current stockholders’ interests may be diluted as Ambac is not required to offer any such shares to existing stockholders on a preemptive basis.
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
The value of Ambac's stock is dependent upon the residual value of its main operating subsidiary, Ambac Assurance; the receipt of payments to be made by Ambac Assurance pursuant to the intercompany tax sharing agreement (the "Amended TSA") and the intercompany expense sharing and cost allocation agreement (the "Cost Allocation Agreement"); the receipt of payments on the Owner Trust Certificate issued to Ambac by Corolla Trust (the "Owner Trust Certificate"), which was created in 2014 to monetize Ambac's ownership interest in junior surplus notes issued by the Segregated Account; the receipt of payments on investments made in securities issued or insured by Ambac Assurance; the receipt of dividends from Ambac Assurance; and the receipt of payments on other investments. There can be no assurance that Ambac will be able to realize residual value in Ambac Assurance, which is in run-off. There is a risk that Ambac Assurance will not be able to satisfy all of its obligations to policyholders, holders of its indebtedness (including surplus notes, junior surplus notes, the Ambac Note and the Tier 2 Notes) and holders of its preferred stock, even if Ambac Assurance is successful in achieving recoveries and mitigating losses. Our ability to achieve recoveries and mitigate losses is subject to significant risks and uncertainties, including as a result of varying potential perceptions of the value of Ambac Assurance’s guarantees and securities.
Due to the above considerations, as well as applicable legal and contractual restrictions described elsewhere herein, it is highly unlikely that Ambac Assurance will be able to pay Ambac any dividends for the foreseeable future. Furthermore, the payments to be made to Ambac under the Amended TSA and the intercompany Cost Allocation Agreement are subject to contingencies that are difficult to predict and, in certain instances, to OCI approval, making the amount and timing, if any, of such payments uncertain. Payments to be made under the Amended TSA, in particular, depend on the generation of future taxable income by Ambac Assurance above certain thresholds. Ambac Assurance’s ability to generate taxable income above such thresholds is uncertain. Due to these factors, there can be no assurance as to the amounts that Ambac will receive from Ambac Assurance under the Amended TSA. Moreover, the Cost Allocation Agreement provides that Ambac Assurance's reimbursement of Ambac's operating expenses after 2017 is subject to the approval of OCI and limited to $4.0 million per annum. We can provide no assurance as to whether OCI will approve such reimbursement or any portion thereof.
It is also uncertain whether and to what extent Ambac will realize value from the Owner Trust Certificate. The Owner Trust Certificate is subordinated to $299.2 million of senior secured notes issued by Corolla Trust plus interest thereon. Such notes and the Owner Trust Certificate are collateralized by and payable solely from a $350.0 million face amount junior surplus note plus interest thereon. Ambac Assurance became the obligor under the junior surplus notes on February 12, 2018 pursuant to the Second Amended Plan of Rehabilitation. No payment of interest on or principal of a junior surplus note may be made until all existing and future indebtedness of Ambac Assurance, including (but not limited to) senior ranking surplus notes, policy claims and claims having statutory priority, have been paid in full. All payments of principal and interest on junior surplus notes are subject to the prior approval of OCI. If OCI does not approve the payment of interest on junior surplus notes, such interest will accrue and compound annually until paid. Payments on the senior secured notes issued by Corolla Trust will only be made when and to the extent that Ambac Assurance makes payments on the junior surplus note held by Corolla Trust. The senior secured notes must be paid in full before any payments will be made on the Owner Trust Certificate. If Corolla Trust has failed to pay all interest and principal

| Ambac Financial Group, Inc. 10 2018 FORM 10-K |

outstanding on the senior secured notes within three business days of August 28, 2039, the senior secured noteholders may also take possession of and sell the junior surplus note. If such a sale were to occur, it is uncertain whether and to what extent there would be any value for the Owner Trust Certificate after satisfaction of the senior secured notes.
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
Risks Related to Insured Portfolio Losses
Loss reserves may not be adequate to cover potential losses, and changes in loss reserves may result in further volatility of net income and comprehensive income.
Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered adversely classified. Loss reserves established with respect to our non-derivative financial guarantee insurance policies are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default, management’s ability to execute policy commutations and/or restructurings, and estimated remediation recoveries for, among other things, breaches by RMBS issuers of representations and warranties. The objective of establishing loss reserve estimates is not to, and our loss reserves do not, reflect the worst possible outcome. While our reserving scenarios reflect a wide range of possible outcomes (on a probability weighted basis) reflecting the significant uncertainty regarding future developments and outcomes, our loss reserves may change materially based on future developments. As a result of inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that either the actual losses in our financial guarantee insurance portfolio will not exceed such reserves or that our reserves will not increase or decrease materially over time as circumstances, our assumptions, or our models change.

Additionally, inherent in our estimates of loss severities and remediation recoveries is the assumption that Ambac Assurance or its subsidiaries, as applicable, will retain control rights in respect of our insured portfolio. However, according to the terms of relevant transaction documents, Ambac Assurance or its subsidiaries, as applicable, may lose control rights in many insured transactions if, among other things, the relevant insurer is the subject of delinquency proceedings and/or other regulatory actions. If Ambac Assurance or its subsidiaries lose control rights, their ability to mitigate loss severities and realize remediation recoveries will be compromised, and actual ultimate losses in the insured portfolio could exceed current loss reserves. The Second Amended Plan of Rehabilitation of the Segregated Account and related orders of the Rehabilitation Court seek to restrain actions adverse to Ambac Assurance based on a loss of control rights due to the rehabilitation of the Segregated Account or related events or circumstances. If the Second Amended Plan of Rehabilitation and such orders do not successfully preclude such actions, Ambac Assurance could lose its control rights with respect to certain policies.
Some issuers of public finance obligations insured by Ambac Assurance are experiencing fiscal stress that could result in increased losses on those obligations or increased liquidity claims, including losses or claims resulting from payment defaults, Chapter 9 bankruptcy or other restructuring proceedings or loss of market access.
Some issuers of public finance obligations insured by Ambac Assurance have reported, or may report, budget shortfalls, significantly underfunded pensions or other fiscal stresses that imperil their ability to pay debt service or will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Government entities may also take other actions that may impact their own creditworthiness or the creditworthiness of related issuers. Some issuers of obligations insured by Ambac Assurance have declared a payment moratorium, defaulted or filed for bankruptcy or similar debt adjustment proceedings, raising concerns about their ultimate ability to service the debt insured by Ambac Assurance and Ambac Assurance's ability to recover claims paid in the future. If the issuers of the obligations in the public finance portfolio are unable to raise taxes, cut spending, or receive federal or state assistance, or if such issuers default or file for bankruptcy under Chapter 9 or for similar relief under other laws that allow for the adjustment of debts, Ambac Assurance may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect the Company's business, financial condition and results of operations.
Catastrophic environmental events, particularly those associated with hurricanes, earthquakes, wildfires and drought, that result in loss of human life, significant property damage, and/or material disruption of economic activity can have a material negative impact on the financial performance of issuers of public finance, investor owned utility, privatized military housing and other obligations insured by Ambac Assurance. Such stresses could result in liquidity claims or permanent losses on those obligations.
Ambac Assurance insures the obligations of a number of issuers that have been substantially affected by environmental events in 2017 and 2018, including certain municipalities in Texas as a result of flooding related to Hurricane Harvey in September 2017,

| Ambac Financial Group, Inc. 11 2018 FORM 10-K |

various obligations of the Commonwealth of Puerto Rico and the U.S. Virgin Islands impacted by hurricanes Irma and Maria in September and October 2017, certain California issuers affected by wildfires in 2017 and 2018, and an issuer in Florida impacted by Hurricane Michael in October 2018.
The short and long term impact of catastrophic environmental events on issuers and their obligations is by its very nature uncertain and is determined by a number of factors including, but not limited to, the level of Federal Government support via emergency disaster relief funding measures, both related to FEMA and otherwise, flood insurance, low interest loans, hazard mitigation, the level of state government support, the magnitude of commercial insurance recoveries, and the outcome of certain socio-economic variables. Consequently, if issuers affected by such catastrophic events do not receive adequate measures of support or realize the appropriate level of economic recovery, it could impact their ultimate ability to service the debt insured by Ambac Assurance and Ambac Assurance's ability to recover claims paid in the future.
In addition, certain catastrophic environmental events, notably wildfires, can result in significant potential liabilities for issuers such as investor owned utilities that increase bankruptcy risk and the potential default on obligations of the issuer, including obligations insured by Ambac Assurance. For example, Ambac Assurance insures approximately $32 million of obligations of Pacific Gas & Electric Company, which filed for bankruptcy protection on January 29, 2019, in part due to potentially significant liabilities associated with wildfires in 2017 and 2018 in its area of operations in California.
Ambac Assurance insures obligations of the Commonwealth of Puerto Rico, including certain of its authorities and public corporations that are either subject to a Title III bankruptcy protection proceeding under the Puerto Rico Oversight, Management and Stability Act ("PROMESA") or have otherwise suspended debt service payments. Ambac Assurance has made and may continue to be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. While we believe our reserves are adequate to cover losses on Puerto Rico insured bonds, there can be no assurance that Ambac Assurance may not incur additional losses in the future, particularly given the developing economic, political and legal circumstances in Puerto Rico. Such losses may have a material adverse effect on Ambac Assurance's results of operation and financial condition.
Ambac Assurance has exposure to the Commonwealth of Puerto Rico (the "Commonwealth"), including its authorities and public corporations. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees. Ambac Assurance had approximately $1.9 billion of net par exposure to the Commonwealth and these instrumentalities at December 31, 2018. Components of the overall Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. The outstanding net insured amount including accretion on capital appreciation bonds is approximately $2.6 billion at December 31, 2018. Total net insured lifetime debt service (net par and interest) to the Commonwealth of Puerto Rico and its instrumentalities was approximately $9.3 billion at December 31, 2018.
As a result of the developments described in these Risk Factors and elsewhere in this 10-K (see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Guarantees in Force, and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K), the Commonwealth of Puerto Rico and certain of its instrumentalities may continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance has made, and may continue to be required to make, significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including variability in economic growth and demographic trends, tax revenues, essential services expense as well as federal funding of Commonwealth needs.
Substantial uncertainty also exists with respect to the ultimate outcome for creditors in Puerto Rico due to legislation enacted by the Commonwealth and the United States, including PROMESA, as well as actions taken in reliance on such laws, including Title III filings. Ambac Assurance is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests. Ambac Assurance has been participating in a mediation process with respect to potential debt restructurings. Mediation may not be productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses.
On February 15, 2019, the United States Court of Appeals for the First Circuit issued an opinion in the consolidated appeals brought by certain parties who argued that the members of the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board") were appointed in violation of the U.S. Constitution’s Appointments Clause. The First Circuit ruled that the Oversight Board members (other than the ex-officio Member) must be, and were not, appointed in compliance with the Appointments Clause. The First Circuit declined to dismiss the Oversight Board’s Title III petitions and did not render ineffective any otherwise valid actions of the Oversight Board prior to the issuance of the ruling. The First Circuit stated that the ruling will not take effect for 90 days, “so as to allow the President and the Senate to validate the currently defective appointments or reconstitute the Board in accordance with the Appointments Clause." During the 90-day stay period, the Oversight Board may continue to operate as it had prior to the ruling. It is unclear how this ruling, both during the 90-day stay period and thereafter, will impact the restructuring process, mediation discussions and relevant litigation with respect to our Puerto Rico exposures. Certain parties to the litigation may petition the U.S. Supreme Court for a writ of certiorari, seeking a review of the First Circuit’s decision.
Given the numerous uncertainties existing with respect to the restructuring process and relevant litigations, no assurance can be given that ultimate debt service discounts will not be severe and cause Ambac to experience losses materially exceeding current reserves. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public

| Ambac Financial Group, Inc. 12 2018 FORM 10-K |

policy proposals could be adopted and could significantly or further impair our exposures. In addition, there are possible final legal determinations, including failing to recognize or properly differentiate legal structures and protections applicable to such exposures, that could result in losses exceeding our current reserves by a material amount and further increases to our loss reserves. In particular, in a Title III process, should court-approved plans of adjustment for the Commonwealth, Puerto Rico Highways and Transportation Authority ("PRHTA"), or any other issuers of Ambac-insured debt that file for Title III protection contemplate discounts to debt service implied by, or even worse than, the Commonwealth’s Revised Fiscal and Economic Growth Plan ("Revised FEGP"), the Fiscal Plan Compliance Act be upheld, or Ambac receive unfavorable judgments in the litigations to which it is a party, Ambac’s financial condition could be materially adversely affected. It is also possible that economic or demographic outcomes may be as, or worse than, forecasted in the Commonwealth’s Revised FEGP or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise. Even a negotiated restructuring to which Ambac agrees as part of a Title VI mediation or other process may involve material losses in excess of current reserves. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith our loss reserves may ultimately prove to be insufficient to cover our losses, potentially by a material amount, and may be subject to material volatility.
Implementation of P.L. 115-97, commonly referred to as the Tax Cuts and Jobs Act of 2017, may negatively impact the economic recovery of Puerto Rico, which could result in higher loss severities or an extended moratorium on debt service owed on Ambac Assurance-insured bonds of Puerto Rico and its instrumentalities.
The Tax Cuts and Jobs Act effectively treats Puerto Rico the same as it does any other foreign tax jurisdiction and otherwise makes it less attractive for U.S. taxpayers to move certain operations abroad by, among other things, imposing U.S. federal income tax on a current basis with respect to certain earnings of controlled foreign corporations. This may diminish the Commonwealth of Puerto Rico’s relative attractiveness as a location for foreign activity of a U.S. multinational group, including those with manufacturing facilities or other business on the island. The legislation was implemented in December 2017, at a difficult time as the Commonwealth of Puerto Rico was recovering from Hurricane Maria in October 2017, and, moreover, was amidst a multi-year financial crisis that is still ongoing. Consequently, the Tax Cuts and Jobs Act could have an adverse impact on the ongoing recovery of the Commonwealth of Puerto Rico by impeding much-needed economic growth, job growth, and revenue generation, which could potentially result in higher loss severities and/or an extended debt service moratorium for Puerto Rico creditors, including the Company.
Implementation of the Tax Cuts and Jobs Act of 2017 could have a negative impact on issuers of Ambac Assurance-insured municipal bonds.
Under the Tax Cuts and Jobs Act individuals who itemize their deductions on their Federal income tax returns will be limited to $10,000 of deductions for state and local taxes paid in a given year.

In states with high income tax rates, such as New York, Connecticut, New Jersey, Maryland, and California, there is a risk that municipal bond issuers could be impacted by lower tax revenues if there is significant out migration by residents to states or municipalities with lower tax rates. Lower tax revenues in these jurisdictions could lead to reduced financial flexibility, lower overall economic activity and increased credit risk, thereby potentially increasing risk to Ambac Assurance with respect to affected issuers with bonds insured by Ambac Assurance.
In addition, the Tax Cuts and Jobs Act reduced the maximum corporate federal income tax rate to 21% from 35%, which could reduce the demand for municipal bond investments by corporations, such as insurance companies, banks, and credit unions, which currently hold approximately 30% of all outstanding municipal bonds. The impact of reduced demand could result in higher borrowing costs for municipalities and/or reduced refinancing flexibility for issuers of municipal bonds, thereby potentially increasing risk to Ambac Assurance with respect to issuers with municipal bonds insured by Ambac Assurance.
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

| Ambac Financial Group, Inc. 13 2018 FORM 10-K |

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
One of our primary goals is to create shareholder value through transaction terminations, policy commutations, reinsurance, settlements and restructurings that we believe will improve our risk profile. As we take such actions to reduce known and potential risks, such actions may negatively impact our operating results or financial position in one or more reporting periods.
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
We use analytical models and tools to assist our projection of performance of our insured obligations and our investment portfolio but actual results could differ materially from the model and tool outputs and related analyses.
We rely on internally and externally developed complex financial models, including default models related to RMBS and a waterfall tool provided by a nationally recognized vendor for RMBS and student loan exposures, to project performance of our insured obligations and similar securities in our investment portfolio. These models and tools assume various conditions, probability scenarios, facts and circumstances, and there can be no assurance that such models or tools accurately predict or measure the quantum of losses, loss reserves and timing of losses. Differences in the models and tools that we employ, uncertainties or flaws in these financial models and tools, or faulty assumptions inherent in these financial models and tools or those determined by management could lead to material changes in projected outcomes, and could include increased losses, loss reserves and/or other than temporary investment impairments. Moreover, estimates of transaction performance depend in part on the interpretation of contracts and other bases of our legal rights. Such interpretations may prove to be incorrect or different interpretations may be employed by bond trustees and other transaction participants and, ultimately courts, which could lead to increased losses, loss reserves and/or investment impairments.
Political developments may materially adversely affect our insured portfolio.
Our insured exposures and our results of operations can be materially affected by political developments at the federal, state and/or local government levels. Government shutdowns, trade disputes, political turnover, judicial decisions, adverse changes in federal funding, or poor public policy decision making could disrupt the national and local economies where we have insured exposures. In addition, we are exposed to correlation risk as a result of the possibility that multiple credits may concurrently and/or consecutively experience losses or increased stress as a result of any such event or series of events.
Risks Related to Indebtedness
Ambac Assurance's ability to generate the significant amount of cash needed to service its debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond our control.
Ambac Assurance is highly leveraged and has greater indebtedness outstanding following consummation of the Rehabilitation Exit Transactions and the AMPS Exchange. Ambac Assurance’s ability to make payments on and refinance its debt, including surplus notes (which continue to accrete based on compounding interest when interest has not been paid), and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow and on the performance of the insured portfolio. Ambac Assurance’s cash flow generation will depend on receipt of premiums, investment returns, earnings from subsidiaries and potential litigation recoveries offset by policyholder claims, commutation payments, operating and loss adjustment expenses, and interest expense, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control and many of which are event-driven.
As of December 31, 2018, Ambac Assurance had approximately $2,198.9 million of indebtedness outstanding (the Tier 2 Notes and the Ambac Note) that are senior to its surplus notes. Ambac Assurance had $573.8 million principal balance of surplus notes (other than junior surplus notes) outstanding plus $366.6 million principal balance of junior surplus notes outstanding as of December 31, 2018. The Tier 2 Notes and the Ambac Note are secured by potential litigation recoveries (and in the case of the Ambac Note, other assets), the receipt of which is highly uncertain, as more fully discussed in Part I, Item 1A. Risk Factors. Failure to achieve litigation recoveries in an amount sufficient to repay the Tier 2 Notes and the Ambac Note would materially weaken Ambac Assurance’s ability to service its indebtedness.
If Ambac Assurance cannot pay its policyholders’ claims or service its debt, it will have to take actions such as selling assets, restructuring or refinancing its debt or seeking additional capital. Any of these remedies may not, if necessary, be effected on commercially reasonable terms, or at all. Because of these and

| Ambac Financial Group, Inc. 14 2018 FORM 10-K |

other factors beyond our control, Ambac Assurance may be unable to pay the principal, interest or other amounts on its indebtedness when due or ever.
We have substantial indebtedness, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future.
Our substantial indebtedness could have significant consequences for our financial condition and operational flexibility. For example, it could:

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
Despite current indebtedness levels, we may incur additional debt. While restrictive covenants in certain of our contracts currently provide limits on the amount of additional indebtedness Ambac Assurance may incur, we may obtain a waiver of those restrictions and incur additional indebtedness in the future. In addition, if Ambac incurred indebtedness, its ability to make scheduled payments on, or refinance, any such indebtedness may depend on the ability of our subsidiaries to make distributions or pay dividends, which in turn will depend on their future operating performance and contractual, legal and regulatory restrictions on the payment of distributions or dividends to which they may be subject. There can be no assurance that any such dividends or distributions would be made. This could further exacerbate the risks associated with our substantial leverage.
The Secured Notes and Tier 2 Notes are primarily secured by potential recoveries on Ambac Assurance’s RMBS litigations, and Ambac Assurance’s ability to obtain, and the timing of, any recovery on the RMBS litigations is subject to significant uncertainty.
The Secured Notes and Tier 2 Notes are primarily secured by Ambac Assurance’s potential recoveries in respect of RMBS litigations. Ambac Assurance's ability to obtain such recoveries and the timing of receipt of any such recoveries are subject to significant risks and uncertainty, as described below in Risks Related to Capital, Liquidity and Markets.
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
Holders of Secured Notes and Tier 2 Notes will have no authority to make decisions in respect of the RMBS litigations, will need to rely on Ambac Assurance to pursue the RMBS litigations and may only receive limited information concerning the RMBS litigations.
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

| Ambac Financial Group, Inc. 15 2018 FORM 10-K |

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
In addition to Ambac Assurance’s right to representation and warranty ("R&W") recoveries in respect of the RMBS litigations, which is inherently uncertain, the Ambac Note is also secured by securities having an estimated fair market value of approximately $210 million. However, no appraisal of the value of the securities has been made and there can be no assurances that the fair market value of these securities will not decrease significantly. The value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Consequently, liquidating the securities collateral securing the Ambac Note may not produce proceeds in an amount sufficient to pay any or all amounts due on the Secured Notes.
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
In addition, in the event of any such proceeding, it is possible that the rehabilitator, trustee, or competing creditors will assert that the value of the collateral with respect to the Ambac Note or the Tier 2 Notes, including Ambac Assurance’s rights to recoveries in respect of the RMBS litigations, is less than the then-current principal amount outstanding under the Ambac Note and the Secured Notes and/or the Tier 2 Notes on the date of the rehabilitation filing. Upon a finding by the court overseeing an Ambac Assurance rehabilitation that the Ambac Note and the Secured Notes and/or the Tier 2 Notes are under-collateralized, the claims in the rehabilitation proceeding with respect to the Ambac Note, the Secured Notes or the Tier 2 Notes may be bifurcated between a secured claim up to the value of the collateral and an unsecured claim for any deficiency. As a result, the claim of the holders of the Secured Notes or the Tier 2 Notes could be unsecured in whole or in part. The ability of the holders of the Secured Notes or Tier 2 Notes to realize upon any of the collateral securing the Ambac Note and the Secured Notes or Tier 2 Notes, as the case may be, may also be subject to bankruptcy and insolvency law limitations or similar limitations applicable in insurance company rehabilitation or liquidation proceedings.
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
Applicable law provides that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions undertaken by the secured party. There can be no assurance that the collateral agent in respect of the Secured Notes or Tier 2 Notes will have taken or will take all actions necessary to create properly perfected security interests in the proceeds from the RMBS litigations, which may result in the loss of the priority of the security interest in favor of the holders of the Secured Notes or the Tier 2 Notes, respectively, to which they would otherwise have been entitled. In particular, in the event of a rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding with respect to Ambac Assurance, if the proceeds from the RMBS litigations received by Ambac Assurance are determined not to be under the control of the issuer of the Secured Notes, a receiver or a creditor of Ambac Assurance may take the position that the Secured Notes issuer’s security interest in such proceeds or a portion thereof is not perfected and therefore that such proceeds do not secure the Ambac Note. With respect to the Tier 2 Notes, in the event of a rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding with respect to Ambac Assurance, if the proceeds from the RMBS litigations received by Ambac Assurance are determined not to be under the control of the collateral agent for the Tier 2 Notes, a receiver or a creditor of Ambac Assurance may take the position that such collateral agent’s security interest in such proceeds or a portion thereof is not perfected and therefore that such proceeds do not secure the Tier 2 Notes. Moreover, if the proceeds from the RMBS litigations are received after the initiation of a rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding with respect to Ambac Assurance, a receiver or a creditor of Ambac Assurance may take the position that such proceeds do not secure the Ambac Note or the Tier 2 Notes. If a court were to accept either of these positions, payments under the Ambac Note or Tier 2 Notes, as applicable, may be adversely affected and the Secured Notes or Tier 2 Notes, as the case may be, may become worthless.  In addition, a rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding with respect to Ambac Assurance or the issuer of the Secured Notes, as applicable, could lead to delays in payments due on the Secured Notes or Tier 2 Notes.

| Ambac Financial Group, Inc. 16 2018 FORM 10-K |

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
Subject to approval by OCI, Ambac Assurance is required to make interest and principal (to the extent due) payments in cash on surplus notes on an annual basis. Ambac Assurance will be required to continue to make such payments, as and when approved by OCI, until all of the surplus notes mature, are repaid in full or are otherwise repurchased or retired. Ambac Assurance is also obligated to make payments on junior surplus notes, subject to OCI approval, after the senior surplus notes and other indebtedness have been paid in full. Ambac Assurance may not have the ability to borrow, raise or otherwise have access to the funds necessary to pay such amounts when due.

Surplus notes may be acquired, redeemed or repaid on terms that may be viewed as more, or less, favorable than the terms of the consideration offered in the exchange offers consummated in February 2018 (the "Exchange Offers").
The Company may acquire, redeem or repay surplus notes through open market purchases, privately negotiated transactions, other tender or exchange offers, redemptions, repayment at maturity or such other means as the Company deems appropriate, subject to the restrictions in the Settlement Agreement, Stipulation and Order, indenture for the Tier 2 Notes and regulatory restrictions. Any such transactions will occur upon the terms and at the prices as the Company may determine in its sole discretion, which may be more or less favorable than the terms of the Exchange Offers, and could be for cash or other consideration. The Company may choose to pursue any or none of these alternatives, or combinations thereof, in the future.
Surplus notes are subordinated in right of payment to other claims, which could impair the right of the holders of such notes to receive interest and principal in the event of our insolvency or a similar occurrence.
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
On November 20, 2014, Ambac Assurance, with the approval of OCI, redeemed surplus notes (other than junior surplus notes) in an amount equal to 26.67% of the principal amount of the surplus notes, plus accrued interest thereon, outstanding as of July 20, 2014, or approximately $396 million owned by third parties. However, except for a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after the Exchange Offers, no other interest or principal payments on the surplus notes have been approved or made to date, and Ambac Assurance may not receive approval from OCI to make payments as and when scheduled. As a result, holders of surplus notes may not be paid in full at maturity or ever. If OCI does not approve regular payments on the surplus notes (other than junior surplus notes) within the next several years, the accretion of surplus notes may exceed our ability to ever repay in full the surplus notes. If Ambac Assurance becomes subject to

| Ambac Financial Group, Inc. 17 2018 FORM 10-K |

a rehabilitation or liquidation under the Wisconsin insurance law, prior to the repayment of surplus notes, holders of surplus notes may not receive any recoveries on their investments.
The effects of the amendments to the Settlement Agreement done in connection with the Exchange Offers could materially and adversely affect the credit risk inherent in, and significantly reduce protections afforded in, outstanding surplus notes.
Holders of outstanding surplus notes are subject to the terms of the Settlement Agreement as modified. Certain restrictive covenants and other related provisions in the Settlement Agreement, including covenants regarding mergers and consolidations and the incurrence of indebtedness, were modified or eliminated in connection with the Exchange Offers. As a result, holders of surplus notes are not entitled to the benefit of such provisions, which existed for the protection and benefit of holders of the surplus notes issued pursuant to the Settlement Agreement. The Settlement Agreement, as so amended, continues to govern the terms of all surplus notes issued thereunder that remain outstanding after the consummation of the Exchange Offers and Rehabilitation Exit Transactions. Accordingly, we may take certain actions in the future previously prohibited under the Settlement Agreement that could adversely affect the market prices of the surplus notes and otherwise increase the risks related to investments in the surplus notes.
Increases in interest rates will increase the cost of servicing our debt, could reduce our profitability, and could result in a decrease in the value of the Secured Notes.
The Secured Notes bear interest at a variable rate. As a result, increases in interest rates will increase the cost of servicing the Secured Notes and could adversely affect our profitability and cash flows. Each one percentage point increase in interest rates would result in an $19.4 million increase in the annual cash interest payments due on the Secured Notes.
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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR or the effect of any such alternatives on the value of LIBOR-linked securities. Any of the above changes or any other consequential changes to LIBOR or any alternative rate or benchmark as a result of any international, national, or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of investments in our investment portfolio, swaps we use for hedging, and the Secured Notes.
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
Ambac’s estimated R&W recovery may change over time, causing the perceived value of the collateral securing the Secured Notes and Tier 2 Notes to change, and any such change may be material.
Ambac reevaluates its estimated R&W recoveries on a quarterly basis in connection with the preparation of its financial statements. See “Critical Accounting Policies and Estimates” in Part II, Item 7, Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for the fiscal year ended December 31, 2018. As a result of any reevaluation, the estimated amount of Ambac’s R&W recovery may be adjusted upward or downward due to, among other things, changes in management's view of such estimated recoveries and/or changes in the loss reserves related to such recoveries, and any adjustment may be material. Changes in estimated R&W recoveries may result in material changes in Ambac’s financial condition, including its capital and liquidity. In addition, any adjustment to estimated R&W recoveries may alter

| Ambac Financial Group, Inc. 18 2018 FORM 10-K |

the perceived value of the collateral securing the Secured Notes and Tier 2 Notes before payment on the Secured Notes or Tier 2 Notes is made in full, which may affect the value of, and trading market, if any, for, the Secured Notes or Tier 2 Notes. Management makes no representation that the estimated R&W recoveries will not change, materially or at all, including in the near term. There can be no assurance that the estimated R&W recoveries securing the Secured Notes and Tier 2 Notes will equal or exceed the principal amount of the Secured Notes and Tier 2 Notes, respectively, at all times prior to maturity.
Risks Related to Capital, Liquidity and Markets
Our inability to realize the expected recoveries included in our financial statements could adversely impact our liquidity, financial condition and results of operations and the value of our securities, including the Secured Notes and Tier 2 Notes.
Ambac Assurance is pursuing claims in litigation with respect to certain RMBS transactions that it insured. These claims are based on, among other things, representations with respect to the characteristics of the securitized loans, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process, the compliance of loans with the prevailing underwriting policies, and compliance of the RMBS transaction counterparties with policies and procedures related to loan origination and securitization. In such cases, where contract claims are being pursued, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. However, generally the sponsors have not honored those obligations and have vigorously defended claims brought against them.
As of December 31, 2018, we have estimated RMBS R&W subrogation recoveries of $1,744.2 million (net of reinsurance) included in our financial statements. These estimated recoveries are based on the contractual claims brought in the aforementioned litigations and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios. The estimated recoveries we have recorded do not represent the best or the worst possible outcomes with respect to any particular transaction or group of transactions.
There can be no assurance that Ambac Assurance will be successful in prosecuting its claims in the RMBS litigations. The outcome of any litigation, including the RMBS litigations, is inherently unpredictable, including because of risks intrinsic in the adversarial nature of litigation. Motions made to the court, rulings and appeals could delay or otherwise impact any recovery by Ambac Assurance. Moreover, rulings that may be adverse to Ambac Assurance (in any of its RMBS litigations, as well as in other RMBS cases in which it is not a party) could affect Ambac Assurance’s ability to pursue its claims or alter settlement dynamics with RMBS litigation defendants. For example, as described in Note 16. Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, the defendants in Ambac Assurance’s case against Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010) are pursuing appeals of rulings issued in December 2018 on several pre-trial motions filed by defendants in August 2018 and October 2018. If the appeals were decided adversely to Ambac Assurance, in whole or in part, our ability to recover on our claims could be materially impaired. Furthermore, the timing of the decision on the appeals may significantly prolong the timetable of any recovery. The timing of decisions by trial courts and appellate courts is uncertain, and courts may take longer than expected to issue decisions. A trial court may take longer than expected to schedule a trial in a case due to the schedule of the judge and the need or desire of the court to decide, or await the decision by an appellate court of, outstanding issues in the case.
Any litigation award or settlement may be for an amount less than the amount necessary to pay the Secured Notes or the Tier 2 Notes, which could have a material adverse effect on our financial condition or results of operations and make it more difficult for Ambac Assurance to repay the Ambac Note (and therefore make it more difficult for the issuer of the Secured Notes to repay the Secured Notes) and/or the Tier 2 Notes and/or Ambac Assurance’s outstanding surplus notes, on a timely basis or at all. Additionally, while Ambac Assurance may pursue settlement negotiations, there can be no assurance that any settlement negotiations will materialize or that any settlement agreement can be reached on terms acceptable to Ambac Assurance, or at all. Depending on the length of time required to resolve these litigations, either through settlement or at trial, Ambac Assurance could incur greater litigation expenses than currently projected. If a case is brought to trial, Ambac Assurance’s ultimate recovery would be subject to the additional risks inherent in any trial, including adverse findings or determinations by the trier of fact or the court, which could adversely impact the value of our securities, including the Secured Notes and Tier 2 Notes.
Any litigation award is subject to risks of recovery, including that the sponsor is unable pay a judgment that Ambac Assurance may obtain in litigation. In some instances, Ambac Assurance also has claims against a parent or an acquirer of the counterparty. However, Ambac Assurance may not be successful in enforcing its claims against any successor entity.
The RMBS litigations could also be adversely affected if Ambac Assurance does not have sufficient resources to actively prosecute its claims or becomes subject to rehabilitation, liquidation, conservation or dissolution, or otherwise impaired by actions of OCI.
Our ability to realize the estimated RMBS R&W subrogation recoveries included in our financial statements and the time of the recoveries, if any, is subject to significant uncertainty, including the risks described above and uncertainties inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover all such amounts, our stockholders’ equity as of December 31, 2018 would decrease from $1,633.1 million to $(111.1) million.
We expect to recover material amounts of claims payments through remediation measures including the litigation described above as well as through cash flows in the securitization structures of transactions that Ambac Assurance insures. Realization of such expected recoveries is subject to various risks and uncertainties, including the rights and defenses of other parties with interests that conflict with Ambac Assurance's interests, the performance of the collateral and assets backing the obligations that Ambac Assurance insures, and the performance of servicers involved in

| Ambac Financial Group, Inc. 19 2018 FORM 10-K |

securitizations in which Ambac Assurance participates as insurer. Additionally, our ability to realize recoveries in insured transactions may be impaired if the continuing orders of the Rehabilitation Court are not effective.
Adverse developments with respect to such variables may cause our recoveries to fall below expectations, which could have a material adverse effect on our financial condition, including our capital and liquidity, and may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance, including the Secured Notes and Tier 2 Notes.
Ambac’s estimate of RMBS litigation recoveries is subject to significant uncertainty and changes to the estimate could adversely impact its liquidity, financial condition and results of operations.
For Ambac’s RMBS cases for which it records an RMBS R&W subrogation recovery in its financial statements, Ambac has obtained loan files from the relevant original pool and has conducted loan file reunderwriting to derive a breach rate that is extrapolated to estimate the damages Ambac expects to recover. Ambac does not estimate an RMBS R&W subrogation recovery for litigations where its sole claim is for fraudulent inducement.
The amount estimated for purposes of Ambac’s RMBS R&W subrogation recovery and the amount Ambac may ultimately receive is subject to significant uncertainty, as described in the immediately preceding risk factor. Ambac’s findings and assumptions regarding collateral performance and Ambac’s expectations with respect to the outcome of the RMBS litigations have a significant impact on Ambac’s estimated RMBS R&W subrogation recovery. If these findings, assumptions or estimates prove to be incorrect or otherwise do not support our claims, actual recoveries could differ materially from those estimated. Actual recoveries will ultimately depend on future events and there can be no assurance that our view of collateral performance or our estimated RMBS R&W subrogation recoveries will not differ from actual events. Although Ambac believes that its methodology for estimating recoveries is appropriate, the methodologies Ambac uses to estimate expected collateral losses and specific transaction performance may not be similar to methodologies used by Ambac’s competitors, counterparties or other market participants. The determination of expected RMBS R&W subrogation recoveries is an inherently subjective and complex process involving numerous estimates and assumptions and judgments by management, using both internal and external data sources to derive a specific transaction's cash flows. As a result, Ambac’s current estimates may not reflect Ambac’s ultimate recovery, and management makes no representation that the actual amounts recovered, if any, will not differ materially from those estimated. The failure of Ambac’s actual recoveries to meet or exceed its current estimates could result in a material adverse effect on Ambac’s financial condition, including its capital and liquidity.

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
In pursuing the objective of improving our financial position, we are seeking to commute or reduce insured exposures. De-risking transactions may not be feasible or economically viable. We cannot provide any assurance that any such transaction will be consummated in the future, or if it is, as to the timing, terms or conditions of any such transaction. Even if we consummate one or more of such transactions, doing so may ultimately prove to be unsuccessful in creating value for any or all of our stakeholders and may adversely affect our operating results or financial position.
Revenues and cash flow would be adversely impacted by a decline in realization of installment premiums.
Due to the installment nature of a significant percentage of its premium income, Ambac Assurance has an embedded future revenue stream. The amount of installment premiums actually realized by Ambac Assurance could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). Additionally, the Segregated Account rehabilitation may result in the loss of installment premium income from such insured transactions if the continuing orders of the Rehabilitation Court are not effective. Such reductions would result in lower revenues.
The composition of the securities in our investment portfolio exposes us to greater risk than before we invested in "alternative assets."
Each of Ambac Assurance and Ambac Assurance UK Limited (“Ambac UK”) maintains a portion of its investment portfolio in lower-rated securities and/or “alternative assets” in order to increase the risk-adjusted return on its portfolio. Investments in lower-rated securities and “alternative assets” could expose Ambac Assurance and/or Ambac UK to greater earnings volatility, increased losses and decreased liquidity in the investment portfolio.
We may have future capital needs and may not be able to obtain third-party financing or raise additional third-party capital on acceptable terms, or at all.
An inability to obtain third-party debt financing or raise additional third-party capital, when required by us or when business

| Ambac Financial Group, Inc. 20 2018 FORM 10-K |

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
The determination of the amount of impairments on our investments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments. In particular, we use financial models and tools to project impairments with respect to RMBS held in our investment portfolio, including Ambac Assurance guaranteed RMBS. Differences in the models and tools we employ and/or flaws in these models and tools and/or faulty assumptions inherent in these models and tools and those determined by management, could lead to increased impairments with respect to RMBS in our investment portfolio.
Risks Related to the Financial and Credit Markets
Changes in prevailing interest rate levels and market conditions could adversely impact our business results and prospects.
Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims, to pay debt obligations, to meet collateral posting requirements or to meet other liquidity needs, such investments would likely be sold at discounted prices. Additionally, increasing interest rates would have an adverse impact on our insured portfolio. For example, increasing interest rates could result in higher claim payments in respect of defaulted obligations that bear floating rates of interest. Higher interest rates can also lead to increased credit stress on consumer asset-backed transactions (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations), slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured and investment portfolios, and decreased refinancing activity.
Decreasing interest rates could result in early terminations of financial guarantee insurance policies in respect of which we are paid on an installment basis and do not receive a termination premium, thus reducing premium earned for these transactions. Decreases in prevailing interest rates may also limit growth of, or reduce, investment income and may adversely impact our interest rate swap portfolio.
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

| Ambac Financial Group, Inc. 21 2018 FORM 10-K |

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
The Settlement Agreement, Stipulation and Order and Indenture for the Tier 2 Notes contain restrictive covenants that may impair our ability to pursue our business strategies.
Pursuant to the terms of the Settlement Agreement, Stipulation and Order and indenture for the Tier 2 Notes, Ambac Assurance must seek prior approval by OCI of certain corporate actions. The Settlement Agreement, Stipulation and Order and indenture for the Tier 2 Notes also include covenants which restrict the operations of Ambac Assurance which, (i) in the case of the Settlement Agreement, remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full, (ii) in the case of the Stipulation and Order, remain in place until the OCI decides to relax such restrictions, and (iii) in the case of the indenture for the Tier 2 Notes, remain in force until the Tier 2 Notes have been redeemed, repurchased or repaid in full. Certain of these restrictions may be waived with the approval of holders of the applicable debt securities and/or OCI. If we are unable to obtain the required consents under the Settlement Agreement, the Stipulation and Order and/or the indenture for the Tier 2 Notes, we may not be able to execute our planned business strategies.
OCI has certain enforcement rights with respect to the Settlement Agreement and Stipulation and Order. Disputes may arise over the interpretation of such agreements, the exercise or purported exercise of rights thereunder, or the performance of or failure or purported failure to perform obligations thereunder. Any such dispute could have material adverse effects on the Company, whether through litigation, administrative proceedings, supervisory orders, failure to execute transactions sought by management, interference with corporate strategies, objectives or prerogatives, inefficient decision-making or execution, forced realignment of resources, increased costs, distractions to management, strained working relationships or otherwise. Such effects would also increase the risk that OCI would seek to initiate rehabilitation proceedings against Ambac Assurance.
System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.
We rely on our information technology systems for many enterprise-critical functions and a prolonged failure or interruption of these systems for any reason could cause significant disruption to our operations and have a material adverse effect on our business, financial condition and operating results. Our information technology and application systems may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Computer hackers may be able to penetrate our network’s system security and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, we sometimes receive and are required to protect confidential information from third parties. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could cause significant financial losses that are either not, or not fully, insured against, cause damage to our reputation, affect our relationships with third parties, lead to claims against us, result in regulatory action, or otherwise have a material adverse effect on our business or results of operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage. Moreover, although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion in the event of a disruption to our information technology and application systems.
We may incur losses resulting from operational risk due to inadequate or failed internal processes, breakdown of settlement or communication systems, or from external events leading to disruption of our business. Events subject to operational risk include:

•	Internal Fraud - misappropriation of assets, intentional mismarking of positions

•	External Fraud - theft of information, third-party theft and forgery

•	Clients, Products, & Business Practice - improper trade, fiduciary breaches

•	Damage to Physical Assets

•	Business Disruption & System Failures - software failures, hardware failures; and

•	Execution, Delivery, & Process Management - data entry errors, accounting errors, failed mandatory reporting, settlement errors, and negligence.
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

| Ambac Financial Group, Inc. 22 2018 FORM 10-K |

Our inability to attract and retain qualified executives and employees or the loss of any of these personnel could negatively impact our business.
Our ability to execute on our business strategies depends on the retention and recruitment of qualified executives and other professionals. We rely substantially upon the services of our current executive team. In addition to these officers, we require key staff with risk mitigation, structured finance, insurance, credit, investment, accounting, finance, legal and technical skills. As a result of Ambac’s financial situation, there is a higher risk that executive officers and other key staff will leave the Company and replacements may not be motivated to join the Company. The loss of the services of members of our senior management team or our inability to hire and retain other talented personnel could delay or prevent us from succeeding in executing our strategies, which could further negatively impact our business.
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
The Government of the United Kingdom (“UK”) continues to contend with inconclusively finding resolution in the UK Parliament and with the European Union (“EU”) for the terms of the UK’s departure from the EU (“Brexit”). Current Brexit discussions do not include details of future post-Brexit trade relations. Current negotiations are designed to reach agreement on transitional arrangements covering the UK’s exit from the EU, lasting only for a relatively brief period, currently mooted to endure from March 29, 2019, the anticipated date of formal UK departure from the EU, and end on December 31, 2020. Assuming a transition agreement is reached, a further, separate, negotiation on a future post-transition trade framework must then begin. It is envisaged that negotiation on the future trade framework would be concluded during the transitional phase, and would be influenced by the nature of the transitional arrangements agreed between the parties.
However there is a material risk that transitional Brexit negotiations are inconclusive so that on March 29, 2019 the UK automatically exits the EU without any transitional arrangement (a “no deal Brexit”), and also with no certain path to negotiating a future trade relationship with the EU.
Absent action by the EU or member states, in the event of a no deal Brexit the activities in the European Economic Area (“EEA”) of UK passporting insurers, including Ambac UK, will become unlawful on March 29, 2019. They will lose their legal authorization to serve clients who benefit from policies issued by UK incorporated insurers under freedom of services passporting rights (and thereby may be unable to legally collect premiums or pay claims).
At December 31, 2018, Ambac UK’s insured portfolio included six policies in the EU written under current passporting rights, with an aggregate par value of $2.4 billion. In respect of these six policies, there is premium receivable of $61 million and loss and loss expense reserves (net of subrogation recoverable) of $271 million.  Absent legally binding transitional arrangements Ambac UK may be unable to collect these premiums or pay the claims to which these premiums receivable and loss and loss expense reserves relate after March 29, 2019. Ambac UK’s ability to restructure these policies to mitigate this risk is limited. Nonpayment of claims under any of the affected policies could lead to the loss of control rights in the related transaction(s), which would expose Ambac UK to greater risk of loss. In addition, under applicable English law, a court may hold that Ambac UK has an enforceable obligation to pay claims irrespective of the EU regulatory position in law. Consequently Ambac UK could find itself in a position where it was not in receipt of premium on a relevant deal but chose to pay claims to avoid loss of control rights and/or other consequences of non-payment, notwithstanding the EU regulatory characterization in law.
Additionally, if UK insurers have branches in EEA Member States they may be legally obliged to either capitalize them, as a so-called third country branch from an institution whose home state is outside the EEA, or close them down and no longer be legally represented in those EU jurisdictions. Ambac UK has a branch in Italy, with one remaining policy issued from the branch. The branch is not capitalized separately from Ambac UK. In the event of a no-deal Brexit, the future nature and status of the branch is unclear, particularly with respect to the need for capitalization to support the one remaining branch policy. Given that Ambac UK is under capitalized in terms of applicable regulatory capital rules it will be difficult for the UK regulator to agree to assets leaving the company for this purpose.
There is a risk that absent agreement with the Italian regulator regarding the future of the branch, under law the Italian regulator could institute insolvent winding up proceedings against the branch as an unlicensed insurance business. In this scenario the one branch policy would then be terminated by operation of law notwithstanding the prejudicial outcome to policy holders. This chain of events could in turn trigger cross defaults with a consequential loss by Ambac UK of its controlling creditor rights in many or all transactions. This would greatly inhibit Ambac UK’s ability to exercise its rights in transactions generally, and in particular with respect to mitigating potential or actual loss in those transactions.
In light of no deal Brexit risk, the UK financial regulatory authority has been actively encouraging regulated firms to put into place contingency plans, as have been EU and EU member states’ financial regulatory bodies.
However on February 19, 2019, the European Insurance and Occupational Pensions Authority (“EIOPA”) made a series of recommendations to EU insurance regulators in light of Brexit.  These recommendations include the recommendation that regulatory authorities apply legal frameworks that facilitate the orderly run off (without time limit) branch operations and of insurance policies issued in EEA member states by UK insurers

| Ambac Financial Group, Inc. 23 2018 FORM 10-K |

prior to March 30, 2019 that terminate after this date.   The recommendations will require to be incorporated into EEA member states legal and regulatory frameworks in an appropriate manner to bring them into effect.  We can provide no assurance as to the manner or timing of such regulatory changes.
The Company is in discussion with the PRA and other relevant regulatory authorities to enable the continued orderly run off of its policies issued in the EEA under passporting rights as well as the Italian branch operation in line with this recommendation.
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
Under applicable regulatory capital rules (“Solvency II”) Ambac UK remains significantly deficient in terms of capital.  Ambac UK does not have a remedial plan other than to build its assets over time by on-going premium collections and earned investment income, as well as attempting to accelerate the run-off of its exposures.  Further, there currently is no prospect of any capital support from the Ambac group of affiliates.  The PRA is aware of Ambac UK’s position and prospects. The PRA supervisory statement SS7/15 “Supervision of firms in difficulty or run-off” notes that “there are many circumstances in which a run-off strategy is in the best interests of policyholders” and notes that the PRA will review such firms and that they “may be permitted to continue activities necessary to carry out existing contracts in a manner, and for so long as, the PRA considers necessary in order to afford an appropriate degree of protection to policyholders”.

Ambac UK clearly falls into this category and therefore Ambac UK’s current run off approach remains at all times subject to the PRA continuing to take no action in relation to its capital deficit and related Solvency II requirements. Alternative courses of action open to the PRA could adversely impact the anticipated run-off trajectory of Ambac UK and impact its value.
Risks Related to Taxation
Surplus notes received in the AMPS Exchange and by holders of Deferred Amounts pursuant to the Second Amended Plan of Rehabilitation along with other debt reissued by Ambac may not be fungible for U.S. federal income tax purposes with other surplus notes and debt currently outstanding.
Surplus notes received in the AMPS Exchange and by holders of Deferred Amounts pursuant to the Second Amended Plan of Rehabilitation along with other debt reissued by Ambac (together "Reissued Debt") have different issue prices for U.S. federal income tax purposes than the originally issued outstanding surplus notes and other debt and, therefore, are expected to accrue original issue discount (“OID”) in an amount that differs from the amounts of OID accruing on the originally issued surplus notes and other debt currently outstanding, as the case may be. Therefore, Reissued Debt may not be fungible with the other outstanding surplus notes and debt, as applicable, for U.S. federal income tax purposes. Because Reissued Debt has the same CUSIP numbers as other related surplus notes and debt currently outstanding, the Reissued Debt will not be readily distinguishable from the other outstanding surplus notes and debt, as applicable. This could create uncertainty in the market and could adversely affect the liquidity and/or trading values of surplus notes and other debt.
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
To the extent Ambac Assurance is no longer a member of the Ambac Consolidated Group, Ambac Assurance’s net operating loss carry-forwards ("NOLs") (and certain other available tax attributes of Ambac Assurance and the other members of the Ambac Assurance Consolidated Tax Group) may no longer be available for use by the Ambac Assurance Consolidated Tax Group or any of the remaining members of the Ambac Assurance

| Ambac Financial Group, Inc. 24 2018 FORM 10-K |

Consolidated Tax Group to reduce the U.S. federal income tax liabilities of the Ambac Assurance Consolidated Tax Group. Ambac, Ambac Assurance and their affiliates entered into a tax sharing agreement that would require Ambac to make certain tax elections that could mitigate the loss of NOLs and other tax attributes resulting from a deconsolidation of Ambac Assurance from the Ambac Consolidated Group. However, in the event of a deconsolidation, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Ambac Consolidated Group including certain favorable rules relating to transactions occurring between members of the Ambac Consolidated Group and members of the Ambac Assurance Consolidated Tax Group.
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
Ambac is exploring select business opportunities which may, amongst other things, permit utilization of its net operating loss carry-forwards. Such business opportunities may involve the acquisition of assets or existing businesses or the development of businesses through new or existing subsidiaries. It is not possible at this time to predict the future prospects or other characteristics of any such business opportunities. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of any future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. Efforts to pursue select business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our financial condition. No assurance can be given that Ambac will be able to complete such business opportunities, generate any earnings or be able to successfully integrate any such business into our current operating structure.
Moreover, Ambac’s ability to enter into new businesses, including new businesses apart from Ambac Assurance, is also subject to significant doubt, given the financial condition of Ambac Assurance, the difficulty of leveraging or monetizing Ambac’s other assets, and the uncertainty of its ability to raise capital. Due to these factors, as well as those relating to Ambac Assurance as described in this Item 1A. Risk Factors, the value of our securities is speculative.
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

Item 1B.	Unresolved Staff Comments — No matters require disclosure.
Item 2.    Properties
The executive office of Ambac is located at One State Street Plaza, New York, New York 10004, which consists of 103,484 square feet of office space, under lease agreements that expire in September 2019 (77,613 square feet) and December 2029 (25,871 square feet). Ambac will relocate in the third quarter of 2019 and has entered into a sublease agreement at One World Trade Center, New York, New York 10007, which consists of 46,927 square feet that will expire January 2030.  Ambac has sublet the remaining 25,871 square feet of space at One State Street Plaza through its expiration date.
Ambac leases additional space outside of New York for its data center at a secure facility under a lease agreement that expires in March 2020.
Additionally, Ambac maintains a disaster recovery site as part of its Disaster Recovery Plan, which is located approximately 100 miles from New York City under a lease that expires in September 2020. This remote warm-back-up facility is complete with user work stations, phone system, data center, internet connectivity and a power generator, capable of serving the needs of the disaster recovery team to support all business operations. The plan, facility and systems are revised and upgraded where necessary, and user tested annually to confirm their readiness.
Ambac UK maintains an office in London, England, which consists of 3,514 square feet of office space, under a lease agreement that expires in October 2020.

| Ambac Financial Group, Inc. 25 2018 FORM 10-K |

Item 3.    Legal Proceedings
Refer to Notes to the Consolidated Financial Statements—Note 16. Commitments and Contingencies included in Part II, Item 8 in this Form 10-K for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 4.    Mine Safety Disclosures — Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company's common stock is listed on NASDAQ under the symbol “AMBC.”
Holders
On February 25, 2019, there were 25 stockholders of record of Ambac’s common stock.
Dividends
The Company did not pay cash dividends on its common stock during 2018 and 2017. Information concerning restrictions on the payment of dividends from Ambac's insurance subsidiaries is set forth in Item 1 above under the caption “Dividend Restrictions, Including Contractual Restrictions" and in Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the fourth quarter of 2018. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the fourth quarter of 2018, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	October 2018	November 2018	December 2018	Fourth Quarter 2018
Total Shares Purchased (1)	2,067	—	—	2,067
Average Price Paid Per Share	$20.42	—	—	$20.42
Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	—	—	—	—
Maximum Number of Shares That may Yet be Purchased Under the Plan	—	—	—	—

(1)	There were no other repurchases of equity securities made during the three months ended December 31, 2018. Ambac does not have a stock repurchase program.

Warrants
Each warrant represents the right to purchase one share of Ambac common stock. The warrants are exercisable for cash at any time on or prior to April 30, 2023 at an exercise price of $16.67 per share. The warrants also have a cashless exercise provision.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of Ambac authorized an additional $10 million to the warrant repurchase program. As of December 31, 2018, Ambac had repurchased 985,331 warrants at a cost of $8.1 million The remaining aggregate authorization at December 31, 2018 is $11.9 million.
In connection with the AMPS Exchange, Ambac issued 824,307 of the repurchased warrants on August 3, 2018, leaving 4,877,783 warrants outstanding. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of the AMPS Exchange.

| Ambac Financial Group, Inc. 26 2018 FORM 10-K |

Stock Performance Graph
The following graph compares the performance of an investment in our common stock from the close of business on May 1, 2013, the date we emerged from bankruptcy through December 31, 2018, with the Russell 2000 Index and S&P Completion Index. The graph assumes $100 was invested on May 1, 2013 in our common Stock at the closing price of $20 per share and at the closing price for the Russell 2000 Index and S&P Completion Index. It also assumes that dividends (if any) were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

		December 31,
	5/1/13	2013	2014	2015	2016	2017	2018
Ambac Financial Group, Inc.	$100	$123	$123	$70	$113	$80	$86
Russell 2000 Index	$100	$127	$134	$127	$148	$167	$147
S&P Completion Index	$100	$123	$130	$124	$142	$165	$147

| Ambac Financial Group, Inc. 27 2018 FORM 10-K |

Item 6.    Selected Financial Data
The following financial information for the five years ended December 31, 2018, has been derived from Ambac’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8 in this Form 10-K.

	Year Ended December 31,
($ in millions, except per share data)	2018	2017	2016	2015	2014
Total Comprehensive Income Highlights:
Gross premiums written	$(23.8)	$(14.3)	$(53.8)	$(37.6)	$(288.3)
Net premiums earned	111.1	175.3	197.3	312.6	246.4
Net investment income (2)	272.7	361.0	313.4	266.3	300.9
Other than temporary impairment losses	(3.2)	(20.2)	(21.8)	(25.7)	(25.8)
Net realized investment gains	111.6	5.4	39.3	53.5	58.8
Net gains (losses) on derivative contracts	7.0	75.9	(30.2)	(0.8)	(157.2)
Net realized (losses) gains on extinguishment of debt (2)	3.1	4.9	4.8	0.1	(74.7)
Income (loss) on Variable Interest Entities ("VIEs")	3.4	19.7	(14.1)	31.6	(32.2)
Loss and loss expenses (benefit) (1) (2)	(223.6)	513.2	(11.5)	(768.7)	(545.6)
Operating expenses (2)	112.2	122.4	114.3	102.7	101.5
Interest expense (2)	242.3	119.9	124.3	116.5	127.5
Insurance intangible amortization	107.3	150.9	174.6	169.6	151.8
Goodwill impairment	—	—	—	514.5	—
Pre-tax income (loss)	272.5	(284.3)	105.0	510.1	493.3
Net income (loss)	267.4	(328.7)	74.3	492.7	483.7
Net income (loss) attributable to Common Shareholders	185.7	(328.7)	74.8	493.4	484.1
Total comprehensive income attributable to Ambac Financial Group, Inc.	192.1	(335.4)	20.6	288.3	692.7
Net income (loss) per share:
Basic	$4.07	$(7.25)	$1.66	$10.92	$10.73
Diluted	$3.99	$(7.25)	$1.64	$10.72	$10.31

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The expense (benefit) associated with changes to our estimated recoveries for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 were $62.5 million, $72.0 million, $(71.4) million, $(303.6) million, and $(481.7) million, respectively.

(2)
On February 12, 2018, Ambac Assurance executed the Rehabilitation Exit Transactions. These transactions directly resulted in: (i) a Loss and loss expense benefit of $288 million; (ii) operating expenses of $17 million and (iii) realized gains on extinguishment of debt of $3 million. Additionally, changes to the investment portfolio and to the composition of long-term debt arising from the transactions significantly impacted net investment income and interest expense for 2018 compared to prior years. Refer to Results of Operations included in Item 7 of this Form 10-K for a further discussion of the Rehabilitation Exit Transactions and their impact on financial results in 2018.

| Ambac Financial Group, Inc. 28 2018 FORM 10-K |

($ in millions) December 31	2018	2017	2016	2015	2014
Balance Sheet Highlights:
Total non-variable interest entity investments	$3,937.2	$5,740.8	$6,500.2	$5,644.7	$5,507.0
Cash and cash equivalents	63.1	623.7	91.0	35.7	73.9
Premium receivable	495.4	586.3	661.3	831.6	1,000.6
Insurance intangible asset	718.9	847.0	962.1	1,212.1	1,410.9
Goodwill	—	—	—	—	514.5
Subrogation recoverable (1)	1,933.0	631.2	684.7	1,229.3	953.3
Deferred ceded premium	61.1	52.2	69.6	96.8	123.3
Total VIE assets	7,093.3	14,500.5	13,367.8	14,288.5	15,126.1
Total assets	14,588.7	23,192.4	22,635.7	23,728.1	25,159.9
Unearned premiums	630.0	783.2	967.3	1,280.3	1,673.8
Losses and loss expense reserve (1)	1,826.1	4,745.0	4,380.8	4,088.1	4,752.0
Obligations under investment agreements	—	—	82.4	100.4	160.1
Long-term debt (2)	2,928.9	991.7	1,114.4	1,125.0	971.1
Derivative liabilities	76.7	82.8	319.3	353.4	406.9
Total VIE liabilities	6,981.2	14,366.4	13,235.4	14,259.8	15,085.7
Total liabilities	12,955.6	21,547.1	20,657.7	21,769.7	23,486.1
Total stockholders’ equity	1,633.1	1,645.3	1,978.0	1,958.3	1,673.7
Total liabilities and stockholders' equity	$14,588.7	$23,192.4	$22,635.7	$23,728.1	$25,159.9

(1)
Ambac records as a component of its loss reserves and subrogation recoverable, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $1,770.5 million, $1,834.4 million, $1,907.0 million, $2,829.6 million, and $2,523.5 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)
Long-term debt includes surplus notes issued to third parties by Ambac Assurance, notes outstanding to third parties arising from Ambac Assurance's secured borrowing transaction and the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions in 2018. In 2014, Ambac sold a $350.0 million junior surplus note issued to it by the Segregated Account to a newly formed Trust in exchange for cash of $224.3 million and a subordinated owner trust certificate issued by the Trust. Long-term debt for all years excludes the portion of long-term debt associated with variable interest entities.

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
Asset Management:
Investment portfolios are subject to internal investment guidelines, as well as limits on types and quality of investments imposed by applicable insurance laws and regulations. As part of its investment strategy, and in accordance with the aforementioned guidelines, Ambac Assurance and Ambac Assurance UK Limited ("Ambac UK"), purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. The investment portfolios of Ambac Assurance and Ambac UK also hold fixed income securities and pooled funds that include a variety of other assets including, but not limited to, corporate bonds, asset backed and

| Ambac Financial Group, Inc. 29 2018 FORM 10-K |

mortgage backed securities, municipal bonds, high yield bonds, leveraged loans, equities, real estate, insurance-linked securities and hedge funds. Refer to Note 10. Investments to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further details of fixed income investments by asset class.
During the year ended December 31, 2018, Ambac (inclusive of its subsidiaries) did not acquire a significant amount of distressed Ambac-insured securities. As a result of the Rehabilitation Exit Transactions (as defined in Note 1. Background and Business Description), Ambac discharged all Deferred Amount (as defined in Note 1. Background and Business Description) obligations for an effective consideration package comprised of cash, new Secured Notes (as defined in Note 1. Background and Business Description) and certain existing surplus notes, including those held by Ambac, and accordingly Ambac's ownership of Ambac-insured RMBS declined significantly. Furthermore, Ambac sold certain Ambac-insured RMBS securities during 2018 in connection with re-balancing the investment portfolio and certain Ambac-insured student loan securities in connection with a commutation transaction. At December 31, 2018, Ambac owned $254 million of Ambac-insured RMBS and approximately 37% of outstanding Puerto Rico Infrastructure Financing Authority ("PRIFA") and 58% of outstanding Ambac-insured bonds issued by the Puerto Rico Sales Tax Financing Corporation ("COFINA"). Subject to applicable internal and regulatory guidelines and other constraints, Ambac will continue to opportunistically purchase Ambac-insured securities.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group ("RMG") focuses on the analysis, implementation and execution of risk reduction, remediation and loss recovery strategies for the insured portfolio. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation measures in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure and execute such strategies. During 2018, Ambac's successes included:

•	Working closely with servicers and owners of Master Servicing Rights to exercise clean-up calls on 11 RMBS transactions, reducing adversely classified net par exposure by $284 million;

•
Proactively working with issuers to expedite refundings or restructurings of Ambac-insured international bonds. During 2018, Ambac negotiated with counterparties that resulted in the termination of several international RMBS and asset-backed policies on £182 million and £548 million of net par exposure, respectively;

•
Working with issuers and other transaction counterparties to expedite refundings or calls across a number of Ambac domestic public finance bonds, resulting in a reduction of watch list and adversely classified net par of approximately $1.0 billion;

•	Working with issuers and investors of Ambac-insured debt to commute $484 million of net par exposure, including $127 million of adversely classified student loan exposures; and

•	Facilitating the refinancing of a defaulted Ambac UK insured debt, reducing adversely classified net par exposure by $36 million;

•
Sculpting the risk profile of the insured portfolio through quota share reinsurance. This included ceding approximately $138 million of structured finance exposure and the full amount of certain public finance exposures totaling $1.5 billion of performing par exposure (principal and interest of $3.4 billion), which was mostly comprised of policies on non-callable capital appreciation bonds and included $232 million par of watch list and adversely classified credits.

The following table provides a comparison of total, adversely classified credits ("ACC") and watch list net par outstanding in the insured portfolio at December 31, 2018 and 2017. Net par exposures within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions) December 31,	2018	2017	Variance
Total	$46.9	$62.7	$(15.8)	(25)%
ACC	$10.9	$14.1	$(3.2)	(23)%
Watch List	$9.0	$11.1	$(2.1)	(19)%
The overall reduction in total net par outstanding resulted from scheduled maturities, amortizations, commutations, reinsurance, refundings, refinancings and calls, including reductions as a result of the activities of Ambac and its subsidiaries as noted above.
The decreases in adversely classified credit exposures and watch list credit exposures are primarily due to (i) results of active risk reductions; (ii) paydowns or calls by issuers; and (iii) for adversely classified credits, the improved credit profile of certain residential mortgage-backed securities and their upgrade from the adversely classified credit listing.
Although our insured portfolio generally performed satisfactorily in 2018, we continue to experience stress in certain insured exposures, particularly within our approximately $1.9 billion of exposure to Puerto Rico, consisting of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to. as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees. On February 4, 2019, the COFINA Plan of Adjustment ("POA") was confirmed by the United States District Court for the District of Puerto Rico and became effective on February 12, 2019. Several parties are presently appealing the confirmation of the POA and no assurances can be given regarding the results of such appeals. The POA and certain related commutation transactions resulted in a reduction of Ambac Assurance's insured exposure to COFINA by approximately 75% or $603 million to $202 million and a reduction in overall Puerto Rico exposure to $1.3 billion from $1.9 billion at December 31, 2018. Refer to Part II, Item 7. Financial Guarantees in Force in this Annual Report on Form 10-K for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico as well as the COFINA POA.

| Ambac Financial Group, Inc. 30 2018 FORM 10-K |

Ambac's RMG had additional successes in the first quarter of 2019 as follows:

•	Additional clean-up calls on two RMBS transactions on the watch list with net par outstanding at December 31, 2018 of $48 million;

•	Worked with the issuer of two watch list asset backed securitizations to expedite the refunding of the bonds with net par outstanding of $95 million at December 31, 2018; and

•	Worked with an issuer to commute, via a first quarter 2019 refunding, an adversely classified public finance transaction with net par outstanding of $350 million at December 31, 2018.
During 2018, Ambac repaid the remaining December 31, 2017 balance of the Secured Borrowing (as defined and described in Note 3. Variable Interest Entities) of $74 million and made partial paydowns of the Ambac Note (as defined in Note 1. Background and Business Description) by $214 million.
Ambac:
As of December 31, 2018 cash, investments and receivables of Ambac were $455 million.

($ in millions)
Cash and short-term investments	$208
Other investments (1)	202
Receivables (2)	45
Total	$455

(1)
Includes corporate securities and securities insured or issued by Ambac Assurance, including surplus notes (fair value of $57 million) and AMPS issued by Ambac Assurance that are eliminated in consolidation.

(2)
Includes accruals for tolling payments from Ambac Assurance in accordance with the intercompany Tax Sharing Agreement ($44 million), investment income due and accrued and other receivables. Tolling payments are subject to review and approval by OCI as summarized below.

As a result of positive taxable income at Ambac Assurance in 2017, Ambac accrued approximately $30 million in tax tolling payments. In May 2018, Ambac executed a waiver under the intercompany Tax Sharing Agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018.  Ambac also agreed to continue to defer the tolling payment for the use of net operating losses in 2017 by Ambac Assurance until such time as OCI (as defined in Note 1. Background and Business Description) consents to the payment.
For the year ended December 31, 2018, Ambac Assurance recognized taxable income and accordingly Ambac has accrued $14 million of tolling payments. Pursuant to the Stipulation and Order, Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
Financial Statement Impacts of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the year ended December 31, 2018 included the following:

($ in millions)
Net income (1)	$(7)
Changes in other comprehensive income:
Gain (losses) on foreign currency translation	(48)
Unrealized gains (losses) on non-functional currency available-for-sale securities	12
Total changes in other comprehensive income	(36)
Impact on total comprehensive income (loss)	$(43)

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

Future changes to currency rates, including as a result of a no deal Brexit, may adversely affect our financial results. Refer to Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" for further information on the impact of future currency rate changes on Ambac's financial instruments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac's Consolidated Financial Statements have been prepared in accordance with GAAP. This section highlights accounting estimates management views as critical because they are most important to the portrayal of the Company's financial condition; and require management to make difficult and subjective judgments regarding matters that are inherently uncertain and subject to change. These estimates are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates from time to time.
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
Valuation of Losses and Loss Expense Reserves (including Subrogation Recoverables):
The loss and loss expense reserves, including subrogation recoverables ("loss reserves"), discussed in this section relate only to Ambac’s non-derivative insurance policies issued to beneficiaries, including unconsolidated VIEs. Ambac's loss reserves include loss reserve components of an insurance policy, consisting of the present value ("PV") of expected net cash flows to be paid (or received) under an insurance contract and unpaid

| Ambac Financial Group, Inc. 31 2018 FORM 10-K |

claims. The PV of expected net cash flows represents the PV of expected cash outflows (future losses) less the PV of expected cash inflows (future recoveries) discounted at a risk-free discount rate. Unpaid claims represents claims that were not paid for policies allocated to the Segregated Account (as defined in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Report on Form 10-K), including Deferred Amounts (as defined in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Report on Form 10-K) and accrued interest. In 2018, all Deferred Amounts were settled via the Rehabilitation Exit Transactions (as defined in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Report on Form 10-K); therefore, unpaid claims are no longer included as a component of loss reserves. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Form 10-K for further information on the Rehabilitation Exit Transactions. While unpaid claims were known and therefore not a subjective estimate, expected future losses, net of expected future recoveries, are inherently uncertain. As such, the remaining discussion is limited to addressing expected future losses, net of expected future recoveries.
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

As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. The loss reserves for many transactions are derived from the issuer’s creditworthiness. For public finance issuers, loss reserves will consider not only creditworthiness but also political dynamics and economic status and prospects. The loss reserves for transactions which have no direct issuer support, such as most structured finance exposures, including RMBS and student loan exposures, are derived from the default activity and loss given default of underlying collateral supporting the transactions. In addition, many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves as well as our ability to execute workout strategies and commutations. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic prosperity. Reinsurance contracts mitigate our loss reserve but since Ambac currently has minimal exposure ceded to reinsurers on credits with loss reserves, the existing reinsurance contracts are unlikely to have a significant effect on loss reserve volatility. Loss reserve volatility will also be materially impacted by changes in interest rates from period to period.

The table below indicates the gross par outstanding and gross loss reserves (including loss expenses) related to policies in Ambac’s loss and loss expense reserves at December 31, 2018 and 2017:

	2018		2017
($ in millions) December 31	Gross Par Outstanding(1)(2)	Gross Loss and Loss Expense Reserves(1)(3)(4)	Gross Par Outstanding(1)(2)	Gross Loss and Loss Expense Reserves(1)(3)(4)(5)
RMBS	$3,716	$(1,313)	$5,243	$2,598
Domestic Public Finance	3,987	639	4,265	816
Student Loans	530	228	701	308
Ambac UK and Other Credits	1,170	273	1,478	303
Loss expenses	—	66	—	89
Totals	$9,403	$(107)	$11,687	$4,114

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $540 and $23, respectively, at December 31, 2018 and $590 and $41, respectively at December 31, 2017. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.

(3)
Loss and Loss Expense reserves at December 31, 2018 of $(107) are included in the balance sheet in the following line items: Loss and loss expense reserves: $1,826 and Subrogation recoverable: $1,933. Loss and Loss Expense reserves at December 31, 2017 of $4,114 are included in the balance sheet in the following line items: Loss and loss expense reserves: $4,745 and Subrogation recoverable: $631.

(4)
Ambac records as a component of its loss and loss expense reserves, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $1,771 and $1,834 at December 31, 2018 and 2017, respectively.

(5)
Included in Gross Loss and Loss Expense Reserves are unpaid claims of $3,867 at December 31, 2017 related to policies allocated to the Segregated Account of Ambac Assurance (as defined in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Report on Form 10-K), inclusive of accrued interest payable on Deferred Amounts of $840.

| Ambac Financial Group, Inc. 32 2018 FORM 10-K |

See Note 2. Basis of Presentation and Significant Accounting Policies for a description of the cash flow and statistical methodologies used to develop loss reserves. Most of our reserved credits with large loss reserves utilize the cash flow method of reserving. Alternative cash flow scenarios are developed to represent the range of possible outcomes and resultant future claims payments and timing. Scenarios and probabilities of each are adjusted regularly to reflect changes in status, outlook and our analysis and views. Significant judgment is used to develop the cash flow assumptions and related probabilities, and there can be no certainty that the modeled scenarios or probabilities will not deviate materially from ultimate outcomes.
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
In estimating loss reserves, we also incorporate scenarios which represent the potential outcome of remediation strategies. Remediation scenarios may include; (i) a potential refinancing of the transaction by the issuer; (ii) the issuer’s ability to redeem outstanding securities at a discount, thereby increasing the structure’s ability to absorb future losses; and (iii) our ability to terminate or restructure the policy in whole or in part (e.g., commutation). The remediation scenarios and the related probabilities of occurrence vary by policy depending on on-going and expected discussions and negotiations with issuers and/or investors. In addition to commutation negotiations that are underway with various counterparties in various forms, our reserve estimates may also include scenarios which incorporate our ability and/or expectation to commute additional exposure with other counterparties.
RMBS Expected Loss Estimate
Ambac insures RMBS transactions collateralized by first-lien mortgages. Ambac has also insured RMBS transactions collateralized predominantly by second-lien mortgage loans such as closed-end seconds and home equity lines of credit. A second-lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second-lien loan is subordinate to the first-lien loan outstanding on the home. Borrowers are obligated to make monthly payments on both their first and second-lien loans. If the borrower defaults on the payments due under these loans and the property is subsequently liquidated, the liquidation proceeds are first utilized to pay off the first-lien loan (as well as other costs) and any remaining funds are applied to pay off the second-lien loan. As a result of this subordinate position to the first-lien loan, second-lien loans may carry a significantly higher severity in the event of a loss, approaching or exceeding 100%.
Ambac primarily utilizes a cash flow model (“RMBS cash flow model”) to develop estimates of projected losses for both our first and second lien transactions. First, the RMBS cash flow model projects collateral performance utilizing: (i) the transaction’s underlying loans' characteristics and status, (ii) projected home price appreciation (“HPA”) and (iii) projected interest rates. Depending in the amount of collateral information available for each transaction, we project such performance either at the loan-level or the deal-level. In the absence of specific loan-level information, the deal-level approach evaluates a loan pool as if it were a single loan, selecting certain aggregated deal-level characteristics to then perform a series of statistical analyses. The deal-level approach projects performance using a roll-rate that evaluates the possible future state of a loan based on its current status and three variables: average FICO (credit score), average current consolidated loan to value ratio (“CLTV”) and an overall quality indicator. Projected servicer-level behavior may also have an impact on transaction performance.
We source HPA projections from a market accepted vendor and interest rate projections are developed from market sources. We use three HPA projection scenarios to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with lower probabilities to the stress and upside cases.
For the liabilities of the transaction which we insure, we generally utilize waterfall projections generated from a tool provided by a market accepted vendor. In some cases, we may utilize an alternative waterfall structure when our legal and commercial analysis of the transaction’s payment structure differs from the vendor’s waterfall structure.
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
Expected Representation and Warranty Subrogation Recoveries:
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W") described herein. Generally, the sponsor of an RMBS transaction provided representations with respect to the securitized

| Ambac Financial Group, Inc. 33 2018 FORM 10-K |

loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations or warranties. Ambac does not estimate an RMBS R&W subrogation recovery for litigations where its sole claim is for fraudulent inducement, since any remedies under such claims would be non-contractual.
The RMBS R&W subrogation recovery estimate is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, intervention by OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainties inherent in the assumptions used in estimating such recoveries. Failure to realize RMBS R&W subrogation recoveries for any reason or the realization of RMBS R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition and may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance. Refer to Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information regarding the estimation process for RMBS R&W subrogation recoveries, and to Part I, Item 1A. Risk Factors for more information about risks relating to our RMBS R&W subrogation recoveries.
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

In evaluating our student loan portfolio, our losses are projected using a cash flow modeling approach. In order to project collateral performance under the cash flow approach, we use a default projection tool that constructs lifetime cohort default curves based on loan and deal-level historical performance data. To determine ultimate losses on the transactions, the cohort default curves are used to extrapolate future default behavior. Additionally, a regression-based model is used to estimate recoveries on defaulted loans. This regression-based recovery forecast is grounded in deal-level performance data. The transaction losses are then incorporated into a waterfall tool to develop loss estimates for our exposures. This waterfall tool allows us to capture the impact of each transaction’s specific structure (e.g., the waterfall priority of payments, triggers, redemption priority) to generate our specific projected claims profile in various base, upside and downside scenarios.
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
Variability of Expected Losses and Recoveries
Ambac’s management believes that loss reserves are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
It is possible that our estimated future losses for insurance policies discussed above could be understated, or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2018 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have worst case outcomes in all cases, it is possible we could have worst case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes. The occurrence of these stressed outcomes individually or collectively would have a material adverse effect on our results of operations and financial condition and may result in materially adverse consequence for the Company, including (without limitation) impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance.

| Ambac Financial Group, Inc. 34 2018 FORM 10-K |

RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward, are not unlikely if we were to use a different model or methodology to project losses. We regularly assess models and methodologies and may change our approach and/or model at any time. Additionally, our RMBS R&W actual subrogation recoveries could be significantly lower than our estimate of $1,744.2 million as of December 31, 2018 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at December 31, 2018 could be approximately $30 million. Combined with the absence of any RMBS R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1.8 billion. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $30 million. There can be no assurance that losses may not exceed such amounts.
Public Finance Variability:
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, economic, fiscal or socioeconomic events or trends.
Our experience with the city of Detroit in its bankruptcy proceeding was unfavorable and renders future outcomes with other public finance issuers even more difficult to predict and may increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan of adjustment, but nevertheless required us to incur a loss for a significant portion of our exposure. An additional troubling precedent in the Detroit case, as well as other municipal bankruptcies, is the preferential treatment of certain creditor classes, especially the public pensions. The cost of pensions and the need to address frequently sizable unfunded or underfunded pensions is often a key driver of stress for many municipalities and their related authorities, including entities to whom we have significant exposure, such as Chicago, its school district, the State of New Jersey and many others. Less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors. In addition, cities may be more inclined to use bankruptcy to resolve their financial stresses if they believe preferred outcomes for various creditor groups can be achieved.

We expect municipal bankruptcies and defaults to continue to be challenging to project given the unique political, economic, fiscal, governance and public policy differences among municipalities as well as the complexity, long duration and relative infrequency of the cases themselves in forums with a scarcity of legal precedent.
Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market, resulting from reduced or no access to alternative forms of credit (such as bank loans) or other exogenous factors, such as the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which contributed in part to the overall 21.6% decline in municipal issuance volume in 2018. The primary contributor of the Tax Cuts and Jobs Act to lower municipal volumes in 2018 was the elimination of tax-exempt advance refundings. In addition, the Tax Cuts and Jobs Act could potentially reduce municipal investor appetite for tax-exempt municipal bonds by corporate investors and over the longer term could potentially put additional pressure on issuers in states with high state and local taxes. These factors could deprive issuers access to funding at a level necessary to avoid defaulting on their obligations. While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions.
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy, limited capital markets access, political risk and aftereffects of the damage caused by hurricanes Irma and Maria. These factors, taken together with the payment moratorium on certain debt payments of the Commonwealth and its instrumentalities, ongoing Puerto Rico Oversight, Management, and Economic Stability Act ("PROMESA") Title III proceedings, and certain other provisions under PROMESA, the potential for a restructuring of debt insured by Ambac Assurance, either with or without its consent, and the possibility of protracted litigation as a result of which its rights may be materially impaired, may cause losses to exceed current reserves in a material manner.
On February 4, 2019, the COFINA Plan of Adjustment ("POA") under Title III was confirmed by the United States District Court for the District of Puerto Rico and became effective on February 12, 2019. Several parties are presently appealing the confirmation of the POA and no assurances can be given regarding the outcome of such appeals. The POA, which emerged from a consensually negotiated Plan Support Agreement executed in August 2018, resolved the COFINA Title III case and restructuring. Among other things, the POA and certain related commutation transactions resulted in a reduction of Ambac Assurance's insured exposure to COFINA by approximately 75% and provided for a nominal initial recovery amount in new COFINA bonds and cash equivalent to approximately 93% of the Petition Date (May 5, 2017) claim amount on the remaining approximately 25% non-commuted policy portion of Ambac Assurance's insured exposure to COFINA. The Ambac Assurance-insured COFINA bonds that comprise such non-commuted exposure, together with such remaining policy portion of Ambac Assurance's COFINA exposure, have been deposited into a trust, as have the non-commuted bondholders' portion of the new bonds issued by COFINA and cash paid by COFINA under the POA, in exchange for which the non-commuted Ambac-insured bondholders

| Ambac Financial Group, Inc. 35 2018 FORM 10-K |

received units of the trust in return representing undivided fractional interests in the trust property. Cash flows from the new COFINA bonds and cash will be passed through to unit-holders over time and will reduce amounts owed under the Ambac Assurance policy with respect to the Ambac Assurance-insured COFINA bonds. There are no assurances that future debt restructurings for other Ambac Assurance-insured Puerto Rico instrumentalities subject to Title III proceedings or otherwise will reach a similar negotiated structure and outcome; any such restructurings could therefore cause losses to exceed current reserves in a material manner.
See "Financial Guarantees in Force" below for further details on the legal, economic, fiscal, and political developments that have impacted or may impact Ambac Assurance’s insured Puerto Rico bonds.
Material additional losses caused by the above-described factors would have a material adverse effect on our results of operations and financial condition. For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at December 31, 2018, the possible increase in loss reserves could be approximately $1.0 billion. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions of the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at December 31, 2018, the possible increase in loss reserves could be approximately $25 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $25 million. There can be no assurance that losses may not exceed such amount.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $170 million greater than the loss reserves at December 31, 2018. However, there can be no assurance that losses may not exceed such amount.
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

The level of judgment in estimating fair value is largely dependent on the amount of observable market information available to fair value a financial instrument, which is also determinative of where the financial instrument is classified in the fair value hierarchy. Level 3 instruments are valued using models which use one or more significant inputs or value drivers that are unobservable and therefore require significant judgment. Level 3 financial instruments which are material include uncollateralized interest rate swaps, investments and loan receivables of consolidated VIEs and certain VIE debt obligations. Model-derived valuations of Level 3 financial instruments incorporate estimates of the effects of Ambac's own credit risk and/or counterparty credit risk, which can be complex and judgmental. Furthermore, Level 3 loan receivables of consolidated VIEs incorporate estimates of Ambac's financial guarantee cash flows, including future premiums and losses. Such cash flow estimates require judgments regarding prepayments of VIE debt, loss probabilities and loss severities, all of which are inherently uncertain.
All models and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in information and modeling techniques. The re-evaluation process includes a quarterly meeting of senior Finance personnel to review and approve changes to models and key assumptions.
As a result of the significant judgment for the above-described instruments, the actual trade value of the financial instrument in the market, or exit value of the financial instrument owned by Ambac, may be significantly different from its recorded fair value.
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
The Tax Cut and Jobs Act ("TCJA") was enacted in December 2018 and introduced significant changes to the U.S. tax code effective January 1, 2018. The U.S. NOL component of the deferred tax asset expires if not utilized 20 years from when the NOL was generated. However, NOLs generated from non-insurance activity after the effective date of the TCJA are carried forward indefinitely. Valuation allowances are established to reduce deferred tax assets to an amount that “more likely than not” will be realized. On a quarterly basis, management identifies and considers all available evidence, both positive and negative, in making the determination with significant weight given to evidence that can be objectively verified. Negative evidence includes the potential for unrecognized future insurance losses; uncertainty regarding timing and magnitude of RMBS R&W litigation recoveries; no new financial guarantee business and

| Ambac Financial Group, Inc. 36 2018 FORM 10-K |

execution risk of any new business venture. Positive evidence includes the Segregated Account's exit from rehabilitation further described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Report on Form 10-K.
The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income within the carry forward periods available under the tax law. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the U.S. deferred tax asset and therefore has a full valuation allowance. To the extent significant uncertainties such as Puerto Rico losses, RMBS R&W litigation and new business ventures are resolved, Ambac may have the ability to establish a history of making reliable estimates of future income which could ultimately result in a reduction to the deferred tax asset valuation allowance. See Note 14. Income Taxes for additional information on the Company's deferred income taxes, including the effects of the TCJA.
FINANCIAL GUARANTEES IN FORCE
The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2018 and 2017. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated by Ambac. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions) December 31,	2018	2017
Public Finance (1)(2)	$23,442	$32,088
Structured Finance	9,947	13,816
International Finance	13,538	16,812
Total net par outstanding	$46,927	$62,716

(1)	Includes $5,759 and $5,829 of Military Housing net par outstanding at December 31, 2018 and 2017, respectively.

(2)
Includes $1,880 and $1,968 of Puerto Rico net par outstanding at December 31, 2018 and 2017, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. As discussed below under Puerto Rico, the COFINA POA was confirmed by the United States District Court for the District of Puerto Rico on February 4, 2019 and became effective on February 12, 2019. The POA and certain related commutation transactions resulted in a reduction of Ambac Assurance's insured exposure to COFINA by approximately 75% or $603 to $202.

U.S. Public Finance Insured Portfolio
Ambac’s portfolio of U.S. public finance exposures is $23,442 million, representing 50% of Ambac’s net par outstanding as of December 31, 2018 and a 27% reduction from the amount outstanding at December 31, 2017. This reduction in exposure was due to additional reinsurance acquired, exposure runoff, and early terminations (calls, refundings and pre-refundings). While

Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general obligation, revenue, and lease and tax-backed obligations of state and local government entities, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public interests. See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for exposures by bond type.
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
Not-for-profit transactions are generally supported by the not-for-profit entities’ net revenues and may also include specific pledges, liens and/or mortgages. The entity typically serves a well-defined market and promulgates a public purpose mission. These transactions may afford Ambac contractual protections such as financial covenants and control rights in the event of issuer breaches and defaults. Risk factors in these transactions derive from the creditworthiness of the issuer, including but not limited to, its financial condition, leverage, management, business mix, competitive position, industry and socioeconomic trends, government programs and other factors. Examples of these types of transactions include not-for-profit hospitals, universities, associations and charities.
Public/private transactions are generally structured to achieve their targeted public interest objective without direct support from the public sector. Some examples of this type of financing include affordable housing, private education, privatized military housing and student housing. Protections within these financings provided to Ambac usually include the strength of the financed asset’s essentiality and public purpose and may include financial covenants, collateral and control rights. Risk factors include financial underperformance, event risk and a shift in the asset’s mission or essentiality. One example of this type of financing is U.S. military housing.

•
Ambac insures approximately $6 billion net par of privatized military housing debt. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated in most cases by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). In a small number of cases rental payments also come from civilians, including retired service personnel, living on a particular base. Collateral for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include ongoing base essentiality, military deployments, the U.S.

| Ambac Financial Group, Inc. 37 2018 FORM 10-K |

government’s commitment to fund the BAH, marketability/attractiveness of the on-base housing units versus off-base housing, construction completion, environmental remediation, utility and other operating costs and housing management.
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees.
Fiscal Plans
On October 18, 2018, the Oversight Board certified the COFINA Fiscal Plan, which anticipated a resolution of the Commonwealth-COFINA dispute litigated in adversary proceeding no. 1:17-ap-00257. The COFINA Fiscal Plan reflects a sharing of the sales and use tax, which historically has provided security and debt service for COFINA bonds, between COFINA and the Commonwealth (53.65% / 46.35% of the statutory pledged sales tax base amount, respectively, with first dollars going to COFINA) and the issuance of new COFINA bonds backed by the COFINA portion of these taxes.
On October 23, 2018, the Oversight Board certified a revised fiscal plan for the Commonwealth of Puerto Rico (the “Revised Commonwealth Fiscal Plan”). Among other revisions from earlier certified fiscal plans in May and June 2018, the Revised Commonwealth Fiscal Plan projected a new cumulative 30-year surplus, post-measures and structural reforms, of approximately $19 billion, which is net of 30 years of expected debt service payments on the new COFINA bonds (as described below and totaling $32.3 billion). The new surplus projection is based on various revised assumptions including a higher amount of federal disaster relief funding, 2018 actual tax collections and budgetary performance, and updated demographic data. As per the Revised Commonwealth Fiscal Plan, budget surpluses in the near-term are driven by assumptions regarding fiscal measures and structural reforms, along with federal aid and enhanced revenue actuals. The Revised Commonwealth Fiscal Plan also shows long-term budget deficits which appear to be driven by Oversight Board and/or Commonwealth assumptions regarding healthcare costs that outpace Gross National Product ("GNP") growth, a lack of robust structural reforms, a phase out of disaster relief funding, and declining revenues from the Act 154 excise tax paid by multinationals operating in the Commonwealth.
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
It is also unclear if and when the Oversight Board will certify revised fiscal plans for Puerto Rico Highways and Transportation Authority ("PRHTA") and other Puerto Rico instrumentalities that have debt outstanding that is insured by Ambac Assurance. It is unknown if and when other Puerto Rico instrumentalities, which have debt outstanding insured by Ambac Assurance, will be filed under Title III and what effect their fiscal plans may have on Ambac's financial position. No assurances can be given that Ambac's financial profile will not suffer a materially negative impact as an ultimate result of the Revised Commonwealth Fiscal Plan or any future changes to the Revised Commonwealth Fiscal Plan or fiscal plans for PRHTA or other Puerto Rico instrumentalities.
Federal Aid
In the October 23, 2018 Revised Commonwealth Fiscal Plan, the assumption for total projected federal disaster relief aid spending from fiscal years 2018 through 2032 is $74 billion. This consists of $45.8 billion in projected FEMA Public Assistance program spending through FEMA’s Disaster Relief Fund (DRF). The Revised Commonwealth Fiscal Plan also projects $20 billion in spending from the U.S. Department of Housing and Urban Development’s Community Development Block Grant - Disaster Recovery (CDBG-DR) program, which has allocated aid funding to Puerto Rico for recovery and mitigation. In addition, the Revised Commonwealth Fiscal Plan projects $3.2 billion spending from the FEMA Individual Assistance program , which provides support to individuals and families who have sustained uncovered losses due to disasters, and $5 billion in other federal funding. In addition, the Commonwealth of Puerto Rico continues to benefit from other federal government programs for infrastructure improvement initiatives or recovery efforts.
While these federal funds are expected to support economic recovery and growth in Puerto Rico, there can be no assurances as to the certainty, timing, usage, efficacy or magnitude of benefits to creditor outcomes related to disaster aid and ensuing economic growth, if any.
Tax Reform
See Part I, Item 1A. Risk Factors in this Form 10-K for a description of the risks to Ambac's Puerto Rico exposures due to tax reform.
Commonwealth Liquidity
The Oversight Board announced on February 9, 2018 that it retained Duff & Phelps, LLC to conduct an independent forensics analysis of the Commonwealth of Puerto Rico's government bank accounts. It has been publicly disclosed that Duff & Phelps, LLC and the Puerto Rico Fiscal Agency and Financial Advisory Authority ("FAFAA") have participated in discussions to coordinate this process. On February, 15, 2019, the Oversight Board filed a complaint in the United States District Court for the District of Puerto Rico to compel the Puerto Rico Senate to provide its bank account balances. The Oversight Board stated that the Puerto Rico Senate bank account balance is a necessary element of a forensic investigation into the liquidity of the Puerto Rico government and its instrumentalities and entities, led by Duff & Phelps, LLC. The related Oversight Board press release disclosed that except for the Puerto Rico Senate, all 163 public entities which received requests for account balance and financial information have responded and provided data, including the Puerto Rico House of Representatives and the judicial branch. The progress of the analysis by Duff & Phelps, LLC and any related findings and financial information have not yet been made public.

| Ambac Financial Group, Inc. 38 2018 FORM 10-K |

As of the December 31, 2018 bank account report published by FAFAA, the balances of bank accounts for various Puerto Rico government entities and instrumentalities totaled $12.1 billion. According to the report, various account balances are considered restricted for different government entities or due to Title III proceedings. However, it is unclear if these restricted designations are inaccurate or outdated since any legal analysis that may have been conducted to determine the restricted or unrestricted nature of funds in non-Treasury Single Account bank accounts has not been made publicly available. Consequently, the purported lack of access to restricted funds could limit the financial flexibility of the Commonwealth and its instrumentalities to provide essential and non-essential services. More generally, the lack of clear, consistent and complete information regarding account balances could further strain debt resolution timelines and potential severities for creditors, including Ambac.
As of February 1, 2019, the Treasury Single Account cash position, as reported by the Puerto Rico Treasury Department, was $4.2 billion and above the $1.1 billion threshold to access Community Disaster Loan financing. While details regarding final Community Disaster Loan terms are not known by Ambac, what is known is that the federal government has agreed to extend a credit line to the Commonwealth of Puerto Rico up to a maximum amount of $2.2 billion until March 31, 2020 to be used to meet any future liquidity emergency as determined by the Commonwealth of Puerto Rico. However, in order to access the credit line, the fund balance in the Treasury Single Account needs to be less than $1.1 billion.
COFINA Debt Restructuring
On October 19, 2018, following the certification of the COFINA Fiscal Plan, the Oversight Board filed the COFINA Plan of Adjustment ("POA") and Disclosure Statement as part of the COFINA Title III case. The Oversight Board also filed a Rule 9019 Motion in the Commonwealth Title III case to approve the settlement of the Commonwealth-COFINA dispute. The filing of the COFINA POA and Disclosure Statement as well as the settlement motion followed the execution of a settlement agreement between the Oversight Board and the COFINA Agent. That settlement agreement was based on the previously announced agreement in principle developed by the COFINA Agent and the Commonwealth Agent. The COFINA POA was based on the settlement agreement as well as the preliminary agreement among COFINA bondholders announced August 8, 2018 and the subsequent Plan Support Agreement and term sheet among the Oversight Board, FAFAA, COFINA, bond insurers (including Ambac Assurance), as well as certain COFINA and General Obligation creditors.
Under the COFINA POA, the Pledged Sales Tax Base Amount ("PSTBA) is split with 53.65% allocated on a first-dollars basis to COFINA through and including 2058 and 46.35% allocated to the Commonwealth. The COFINA POA contemplated exchanging all existing COFINA senior and subordinate bonds for cash as well as new COFINA current interest and capital appreciation bonds ("new COFINA bonds"). The cash and new COFINA bonds allocated to senior bondholders equaled approximately 93% (considering the new COFINA bonds at par) of such senior bondholders’ allowed claim, in the amount of the COFINA senior bond accreted value, as of, but not including, May 5, 2017 (the COFINA Title III Petition Date).

Pursuant to the COFINA POA, each holder of Ambac Assurance-insured senior COFINA bonds had the option to elect by January 11, 2019 to either (i) commute their rights in respect of the Ambac Assurance insurance policy associated with the existing senior COFINA bonds, which bonds would be discharged and Ambac Assurance policy obligations with respect thereto would be released, in exchange for new COFINA bonds, cash amounts to be paid by COFINA, plus additional cash consideration provided by Ambac Assurance equal to 5.25% of the accreted value of the Ambac Assurance-insured senior COFINA bonds as of the COFINA Petition Date or (ii) agree to deposit their Ambac Assurance-insured senior COFINA bonds into a a trust in exchange for units issued by the trust (the "COFINA Class 2 Trust"), which trust would receive the new COFINA bonds and the cash amounts to be paid by COFINA that such bondholders would have otherwise received to the extent they had elected the recovery under clause (i) above (thereby entitling the COFINA Class 2 Trust to receive debt service payments from COFINA with respect to the new COFINA bonds deposited into the trust), plus any accelerated policy payments (made solely at Ambac Assurance's own discretion) or claim payments due under the existing Ambac Assurance insurance policy for the deficiency relating to the existing senior COFINA bonds at the relevant scheduled payment dates (2047 through 2054). Any claims payable under the existing Ambac Assurance policy for the Ambac Assurance-insured senior COFINA bonds held in the trust will be reduced by all amounts distributed or deemed distributed from the trust to the holders of the trust units from the new COFINA bonds and cash as well as accelerated policy payments made by Ambac Assurance at its own discretion. Ambac makes no representation and can give no assurances that the new COFINA bonds or COFINA Class 2 Trust units, both of which are not insured by Ambac Assurance, will trade at par or any other price. Under the COFINA POA, Ambac Assurance-insured bondholders who did not affirmatively elect the trust option in clause (ii) above were deemed to have elected the commutation option described in clause (i) above. As of the January 11, 2019 election date, 74.9% of Ambac Assurance-insured senior COFINA bondholders, by measure of insured par, elected the commutation option or did not affirmatively elect to exchange their bonds for units of the COFINA Class 2 Trust.
On January 16-17, 2019, the hearings for the confirmation of the COFINA POA and the Commonwealth 9019 motion were held. On February 4, 2019, the COFINA Plan of Adjustment was confirmed and the Commonwealth 9019 motion was approved by Judge Laura Taylor Swain of the U.S. District Court for the District of Puerto Rico. On February 12, 2019, the COFINA POA went effective, concurrent with the completion of the commutation described above. Several parties are presently appealing the confirmation of the POA. As a result, Ambac Assurance's insured COFINA bond exposure decreased by $603 million net par to approximately $202 million net par (a reduction of $5.5 billion of net principal and interest to $1.8 billion of net principal and interest). Ambac Assurance's remaining policy obligation of $202 million net par is an asset of the COFINA Class 2 Trust, which holds a ratable distribution of cash and new COFINA bonds, which can be used to partially offset Ambac’s remaining insurance liability.
Several parties are presently appealing the confirmation of the POA and no assurances can be given regarding the results of such appeals. At this time, it is unclear what impact the COFINA

| Ambac Financial Group, Inc. 39 2018 FORM 10-K |

restructuring will have on the prospective recoveries of Ambac Assurance's other insured Puerto Rico instrumentalities.
Mediation
The status, timing and subject of any current or future mediation discussions have not been officially disclosed. No assurances can be given that negotiations will be successfully concluded, that Commonwealth, Oversight Board and creditor parties will reach definitive agreements on additional debt restructurings, that any additional negotiated transaction debt restructuring, definitive agreement or Plan of Adjustment will be approved by the court and completed, or that any transaction or Plan of Adjustment will not have an adverse impact on Ambac's financial conditions or results.
Other Developments
On February 15, 2019, the United States Court of Appeals for the First Circuit issued an opinion in the consolidated appeals brought by certain parties who argued that the members of the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board") were appointed in violation of the U.S. Constitution’s Appointments Clause. The First Circuit ruled that the Oversight Board members (other than the ex-officio Member) must be, and were not, appointed in compliance with the Appointments Clause. The First Circuit declined to dismiss the Oversight Board’s Title III petitions and did not render ineffective any otherwise valid actions of the Oversight Board prior to the issuance of the ruling. The First Circuit stated that the ruling will not take effect for 90 days, “so as to allow the President and the Senate to validate the currently defective appointments or reconstitute the Board in accordance with the Appointments Clause." During the 90-day stay period, the Oversight Board may continue to operate as it had prior to the ruling. It is unclear how this ruling will impact, whether during or after such 90-day stay period, the restructuring process, mediation discussions and relevant litigation with respect to our Puerto Rico exposures.
Ambac Post-COFINA Title III Litigation Update
Ambac Assurance is party to ten litigations related to its Puerto Rico exposures, and is currently seeking to intervene in an eleventh. Three of these litigations are COFINA-related cases that have been, or will soon be, dismissed by operation of the COFINA Plan of Adjustment (“POA”) that was confirmed on February 4, 2019, and became effective on February 12, 2019. Several parties are presently appealing the confirmation of the POA. A fourth is another COFINA-related case that had been stayed pending resolution of an interpleader action related to COFINA funds, but which will be permitted to proceed by operation of the POA now that the interpleader action has been resolved. The two remaining active litigations are an appeal relating to the Puerto Rico Highways and Transportation Authority pending before the United States Court of Appeals for the First Circuit, and an adversary proceeding relating to the Puerto Rico Public Buildings Authority pending before the United States District Court for the District of Puerto Rico. The remainder of these litigations are stayed under Title III of PROMESA. Ambac is unable to predict when and how the issues raised in these cases (other than those already dismissed by operation of the POA) will be resolved. If Ambac Assurance is unsuccessful in any of these proceedings, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a material negative impact.
Refer to Note 16. Commitments and Contingencies to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K, for further information about Ambac's litigation relating to Puerto Rico.
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the year ended December 31, 2018, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $36.7 million, which was significantly impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition.

| Ambac Financial Group, Inc. 40 2018 FORM 10-K |

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

($ in millions)	Range of Maturity	Ambac Ratings (1)	Net Par Outstanding (2)	Net Par and Interest Outstanding (3)(8)	Ever-to-Date Net Claims Paid(4)
Exposures Subject to Priority Debt Provision (5)
PR Highways and Transportation Authority (1968 Resolution - Highway Revenue) (6)	2021-2027	BIG	$4	$10	$23
PR Highways and Transportation Authority (1998 Resolution - Senior Lien Transportation Revenue) (6)	2019-2042	BIG	410	704	78
PR Infrastructure Financing Authority (Special Tax Revenue) (7)	2019-2044	BIG	403	918	156
PR Convention Center District Authority (Hotel Occupancy Tax)	2019-2031	BIG	113	165	31
Total			930	1,797	288
Exposures Not Subject to Priority Debt Provision
Commonwealth of Puerto Rico - General Obligation Bonds	2019-2023	BIG	56	61	7
PR Public Buildings Authority - Guaranteed by the Commonwealth of Puerto Rico	2019-2035	BIG	89	159	67
PR Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA) (9)	2047-2054	BIG	805	7,321	—
Total			950	7,541	74
Total Net Exposure to The Commonwealth of Puerto Rico and Related Entities			$1,880	$9,338	$362

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

(2)
Net Par includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Accretion of the capital appreciation bonds would increase the related net par by $753 at December 31, 2018.

(3)
Net Par and Interest Outstanding ("P&I") represents the total insured future debt service remaining over the lifetime of the bonds. P&I for capital appreciation bonds does not represent the accreted amount as noted in footnote (2) but rather the amount due at respective maturity dates.

(4)	In addition to ever-to-date net claims paid, Ambac made net claim payments of $25 during January 2019.

(5)
Commonly known as "clawback" provision pursuant to Section 8 of Article VI of the Constitution of the Commonwealth of Puerto Rico. Under this provision, in case the available revenues (the Spanish version uses the term “resources”)  including surplus for any fiscal year are insufficient to meet the appropriations made for that year, interest on the public debt and amortization thereof shall first be paid, and other disbursements shall thereafter be made in accordance with the order of priorities established by law.  These exposures are also subject to Act No. 5-2017, as amended, also known as the Financial Emergency and Fiscal Responsibility Act of 2017, which declares an emergency period that has been subsequently re-extended until June 30, 2019 from its prior December 31, 2018 deadline.   Pursuant to Act 5-2017, all executive orders issued under Act No. 21-2016 (as amended, known as the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act), shall continue in full force and effect until amended, rescinded or superseded.

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

(8)
Net Par and Interest Outstanding excludes the effects of a 10% current interest rate on $60 net par of PR Public Building Authority ("PBA") bonds with a maturity date of July 1, 2035, resulting from the absence of a remarketing. Should a remarketing not occur before the maturity of the bonds, the Net Par and Interest Outstanding for PBA exposure would increase by $44.7.

(9)
As mentioned above, the COFINA POA was confirmed by the United States District Court for the District of Puerto Rico on February 4, 2019 and became effective on February 12, 2019. The POA and certain related commutation transactions resulted in a reduction of Ambac Assurance's insured net par exposure to COFINA by approximately 75% or $603 to $202 (net par and interest reduction of $5,525 to $1,797).

| Ambac Financial Group, Inc. 41 2018 FORM 10-K |

The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2018:

($ in millions)	Bond Type	Ambac Ratings (1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA) (3)	Lease and Tax-backed Revenue	BIG	$805	1.7%
New Jersey Transportation Trust Fund Authority - Transportation System	Lease and Tax-backed Revenue	BBB+	783	1.7%
Massachusetts Commonwealth - GO	General Obligation	AA	586	1.2%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	Stadium	BBB	557	1.2%
Hickam Community Housing LLC	Housing Revenue	BBB	469	1.0%
Bragg Communities, LLC	Housing Revenue	A-	422	0.9%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	Lease and Tax-backed Revenue	BIG	414	0.9%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	Lease and Tax-backed Revenue	BIG	403	0.9%
New Jersey Economic Development Authority - School Facilities Construction	Lease and Tax-backed Revenue	BBB+	400	0.9%
Massachusetts Port Authority Special Facility Revenue Bonds	Transportation Revenue	BIG	350	0.7%
Total			$5,189	11.1%

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

(3)
As mentioned above, the COFINA POA was confirmed by the United States District Court for the District of Puerto Rico on February 4, 2019 and became effective on February 12, 2019. The POA and certain related commutation transactions resulted in a reduction of Ambac Assurance's insured net par exposure to COFINA by approximately 75% or $603 to $202.

U.S. Structured Finance Portfolio
Ambac’s portfolio of U.S. structured finance exposures is $9,947 million, representing 21% of Ambac’s net par outstanding as of December 31, 2018, and a 28% reduction from the amount outstanding at December 31, 2017. This reduction in exposure was primarily related to residential mortgage-backed securities ("RMBS") policies, which was attributable to continued prepayments and claims presented on insured RMBS bonds as well as commutations and clean-up calls, both negotiated and non-negotiated, of certain RMBS transactions with less than 10% of their original mortgage pool balances remaining. In addition, the refinancing of various investor-owned utility exposures and commutation and reinsurance of other structured finance transactions contributed to this overall reduction in U.S. structured finance exposure.
Current insured exposures include securitizations of mortgage loans, home equity loans, student loans, leases, operating assets, collateralized loan obligations (“CLO”), and other asset-backed financings, in each case where the majority of the underlying collateral risk is situated in the United States. Included within the lease securitization sector are pooled aircraft. Additionally, Ambac’s structured finance insured portfolio includes secured and unsecured debt issued by investor-owned utilities. It also includes structured insurance transactions, including transactions providing insurance on the notes of trusts that were established in connection with the reinsurance of defined blocks of life insurance and that were used to fund regulatory reserves associated with level premium term life insurance policies (commonly referred to as Regulation XXX reserves).
See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2018.
Structured finance securitization exposures generally entail three forms of risk: (i) asset risk, which relates to the amount and quality of the underlying assets; (ii) structural risk, which relates to the extent to which the transaction’s legal structure and credit support provide protection from loss; and (iii) servicer risk, which is the risk that poor performance at the servicer or manager level contributes to a decline in cash flow available to the transaction. Ambac Assurance seeks to mitigate and manage these risks through its risk management practices.
Securitized securities are usually designed to help protect the investors and, therefore, the guarantor from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets. The servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to a trustee for the benefit of the issuer. One potential issue is whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or stayed from remitting to investors cash collections held by it or received by it after the servicer or the

| Ambac Financial Group, Inc. 42 2018 FORM 10-K |

originator becomes subject to bankruptcy or insolvency proceedings. Another potential issue is whether the originator sold ineligible assets to the securitization transaction that subsequently deteriorated, and, if so, whether the originator has the willingness or financial wherewithal to meet its contractual obligations to repurchase those assets out of the transaction. Structural protection in a transaction, such as control rights that are typically held by the senior note holders, or guarantor in insured transactions, will determine the extent to which underlying asset performance can be influenced upon non-performance to improve the revenues available to cover debt service.

Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions that contain risks to first and second lien mortgages. Ambac's total net par exposure to RMBS at December 31, 2018 was approximately $5.5 billion ($3.2 billion, $2.1 billion, $0.2 billion are first lien, second lien and other respectively), a decrease of 24% during 2018. At December 31, 2018, 85% of RMBS net par exposure relates to securitizations issued during 2005 through 2007.

The following table presents the top five servicers by net par outstanding at December 31, 2018, for U.S. structured finance exposures:

Servicer ($ in millions)	Bond Type	Net Par Outstanding	% of Total Net Par Outstanding
Specialized Loan Servicing, LLC	Mortgage-backed	$1,219	2.6%
Bank of America N.A.	Mortgage-backed	1,188	2.5%
Wells Fargo Bank	Mortgage-backed	828	1.8%
Ocwen Loan Servicing, LLC	Mortgage-backed	808	1.7%
Pennsylvania Higher Education Assistance Agency	Student Loan	793	1.7%
The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2018:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	1.9%
Timberlake Financial, LLC	Structured Insurance	BBB	465	1.0%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	Mortgage Backed Securities	BBB	458	1.0%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	450	1.0%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1	Mortgage Backed Securities	BBB	317	0.7%
Option One Mortgage Loan Trust 2007-FXD1	Mortgage Backed Securities	BIG	235	0.5%
Terwin Mortgage Trust Asset-Backed Certificates, Series 2006-6	Mortgage Backed Securities	BIG	214	0.5%
Impac CMB Trust Series 2005-7	Mortgage Backed Securities	BIG	204	0.4%
Countrywide Asset-Backed Certificates Trust 2005-16	Mortgage Backed Securities	BIG	198	0.4%
Ownit Mortgage Trust 2006-OT1	Mortgage Backed Securities	BIG	182	0.4%
Total			$3,623	7.7%

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

International Finance Insured Portfolio
Ambac’s portfolio of international finance insured exposures is $13,538 million, representing 29% of Ambac’s net par outstanding as of December 31, 2018 and a 19% reduction from the amount outstanding at December 31, 2017. This reduction in exposure was primarily the result of policy terminations within investor-owned utilities and asset-backed securities as well as a strengthening of the US dollar. Ambac’s international finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, asset-securitizations, utility obligations, whole business securitizations (e.g., securitizations of substantially all of the operating assets of a corporation) and sub-sovereign credit. Ambac has no insured exposure related to emerging markets. See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2018.
When underwriting transactions in the international markets, Ambac considered the specific risks related to the particular

| Ambac Financial Group, Inc. 43 2018 FORM 10-K |

country and region that could impact the credit of the issuer. These risks include the legal and political environment, capital markets dynamics, foreign exchange issues and the degree of governmental support. Ambac continues to assess these risks through its ongoing risk management.
Ambac UK, which is regulated in the United Kingdom (“UK”), had been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the UK and the European Union with $13,193 million net par outstanding in those markets at December 31, 2018, of which $900 million relates to a structured insurance US risk transaction. The portfolio of insured exposures underwritten by Ambac UK is financially supported exclusively by the assets of Ambac UK and no capital support arrangements are in place with any other Ambac affiliate.
Other European Union Exposures (“EU”)
Ambac's international net par exposures are principally in the United Kingdom ($10,965 million); however, we also have exposures with credit risk based in various other EU member states, including Austria, France, Germany and Italy ($1,564 million).  Italy, with net par exposures of $811 million, in particular has experienced economic, fiscal and political strains since the 2008 global financial crisis such that the likelihood of default on an insured sub-sovereign obligation in that country is higher than when the policy was underwritten.
Ambac does not guarantee any sovereign bonds of the above EU countries.
Brexit:
In March 2017 the UK government gave the European Union (“EU”) formal notification of its intention to leave the EU with the expectation of formal withdrawal two years later on March 29, 2019 (“Brexit”). In November 2018 the UK Government and EU agreed upon the terms of a legal binding treaty ("Withdrawal

Agreement") setting out the terms of a transition period to apply to the UK between March 29, 2019 and December 31, 2020. The effect of the withdrawal agreement, if ratified, will be to retain the rights and obligations between the UK and the EU within this transition period.
The withdrawal agreement remains subject to ratification by the UK Parliament, EU Council and EU Parliament. If the withdrawal agreement is not ratified and no transitional arrangement is put into place, Brexit may mean that the activities in the EEA of UK passporting insurers may become unlawful on March 29, 2019. They may lose their legal authorization to serve clients who benefit from policies issued by a UK incorporated insurer under freedom of services and freedom of establishment passporting rights (and thereby maybe unable to legally collect premiums or pay claims) and if they have branches in EEA Member States they may be legally obliged to close them down and no longer be legally represented in those jurisdictions.
However on February 19, 2019, the European Insurance and Occupational Pensions Authority (“EIOPA”) made a series of recommendations to EU insurance regulators in light of Brexit.  These recommendations include the recommendation that regulatory authorities apply legal frameworks that facilitate the orderly run off (without time limit) of branch operations and of insurance policies issued in EEA member states by UK insurers prior to March 30, 2019 that terminate after this date.   The recommendations will require to be incorporated into EEA member states legal and regulatory frameworks in an appropriate manner to bring them into effect.  If introduced as expected, these measures will retain Ambac UK's right to collect premium and pay claims on policies issued under EU passporting rights.
As of December 31, 2018 Ambac UK's insured portfolio included 6 financial guarantee obligations with a gross par outstanding of $2.4 billion issued under EU passporting rules.

The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2018. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,337	2.8%
Capital Hospitals plc (2)	UK-Infrastructure	A-	871	1.9%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	855	1.8%
Anglian Water	UK-Utility	A-	772	1.6%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	753	1.6%
National Grid Gas	UK-Utility	A-	713	1.5%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	712	1.5%
RMPA Services plc	UK-Infrastructure	BBB+	570	1.2%
Catalyst Healthcare (Manchester) Financing plc (2)	UK-Infrastructure	BBB-	525	1.1%
National Grid Gas	UK-Utility	A-	478	1.0%
Total			$7,586	16.2%

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

| Ambac Financial Group, Inc. 44 2018 FORM 10-K |

Additional Insured Portfolio Information
Average Life of Insured Portfolio
Ambac underwrote and priced financial guarantees based on the assumption that the guarantees would remain in force until the maturity of the underlying bonds. Ambac estimates that the average life of its guarantees on par in force at December 31, 2018 is approximately 11 years. The average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for non-contractual reductions, refundings or terminations of insured issues. RMBS policies incorporate assumptions on expected prepayments over the remaining life of the insured obligation.
The following table depicts amortization of existing guaranteed net par outstanding:

Net Par Outstanding Amortization (1) ($ in millions)	Estimated Net Amortization
2019	$3,318
2020	3,280
2021	3,202
2022	3,013
2023	2,038

2019-2023	$14,851
2024-2028	10,001
2029-2033	7,091
2034-2038	9,803
After 2038	5,181
Total	$46,927

(1)
Depicts amortization of existing guaranteed portfolio, assuming no advance refundings, as of December 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay guaranteed obligations.

Geographic Area
The following table sets forth the geographic distribution of Ambac's existing guaranteed net par outstanding as of December 31, 2018:

Geographic Area ($ in millions)	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
Domestic:
Mortgage and asset-backed (1)	$5,747	12.2%
California	3,719	7.9%
New York	2,577	5.5%
Colorado	2,430	5.2%
New Jersey	2,051	4.4%
Puerto Rico (2)	1,880	4.0%
Texas	1,543	3.3%
Illinois	1,174	2.5%
Florida	1,161	2.5%
Pennsylvania	1,157	2.5%
Massachusetts	1,132	2.4%
Other domestic	8,818	18.8%
Total Domestic	33,389	71.2%
International:
United Kingdom	10,965	23.4%
Italy	811	1.7%
Austria	712	1.5%
Australia	384	0.8%
France	312	0.7%
Internationally diversified (3)	213	0.5%
Other international	141	0.3%
Total International Finance	13,538	28.8%
Total	$46,927	100.0%

(1)
Mortgage and asset-backed obligations includes guarantees with multiple locations of risk within the United States and is primarily comprised of residential mortgage and commercial asset-backed securitizations.

(2)
As mentioned above, the COFINA POA was confirmed by the United States District Court for the District of Puerto Rico on February 4, 2019 and became effective on February 12, 2019. The POA and certain related commutation transactions resulted in a reduction of Ambac Assurance's insured net par exposure to COFINA by 75% or $603 to $202.

(3)	Internationally diversified may include components of U.S. exposure.

| Ambac Financial Group, Inc. 45 2018 FORM 10-K |

Exposure Currency
The table below shows the distribution by currency of Ambac's existing guaranteed net par outstanding as of December 31, 2018:

Currency ($ in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars	Percentage of Net Par Amount Outstanding
U.S. Dollars		$34,024	$34,024	72.5%
British Pounds		£8,387	10,695	22.8%
Euros		€1,592	1,824	3.9%
Australian Dollars	A$	545	384	0.8%
Total			$46,927	100.0%

Ratings Distribution
The following tables provide a rating distribution of existing net par outstanding based upon internal Ambac credit ratings at December 31, 2018 and 2017 and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at December 31, 2018 and 2017. BIG is defined as those exposures with an internal credit rating below BBB-:

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

Summary of Below Investment Grade Exposure:

	Net Par Outstanding - December 31,
Bond Type ($ in millions)	2018	2017
Public Finance:
Lease and tax-backed (1)	$2,025	$2,144
General obligation (1)	434	491
Transportation	378	397
Housing (2)	314	317
Health care	25	24
Other	146	189
Total Public Finance	3,322	3,562
Structured Finance:
RMBS	4,205	6,916
Structured Insurance	900	900
Student loans	714	922
Other	53	9
Total Structured Finance	5,872	8,747
International Finance:
Other	924	1,200
Total International Finance	924	1,200
Total	$10,118	$13,509

(1)
Tax-backed includes $1,735 and $1,802 of Puerto Rico net par at December 31, 2018 and 2017, respectively. General obligation includes $145 and $166 of Puerto Rico net par at December 31, 2018 and 2017, respectively. Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at

| Ambac Financial Group, Inc. 46 2018 FORM 10-K |

the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. As mentioned above the COFINA POA was confirmed by the United States District Court for the District of Puerto Rico on February 4, 2019 and became effective on February 12, 2019. The POA and certain related commutation transactions resulted in a reduction of Ambac Assurance's insured net par exposure to COFINA by approximately 75% or $603 to $202 (included in tax-backed).

(2)	Includes $314 and $317 of military housing net par at December 31, 2018 and 2017, respectively.
The decrease in below investment grade exposures is primarily due to reductions to residential mortgage-backed securities during the year as a result of prepayments by issuers, clean-up calls, commutations and claims presented to Ambac Assurance. Despite the decrease in below investment grade net par, such exposure remained flat in relative proportion to the aggregate insured portfolio of 22% at December 31, 2018 and December 31, 2017. Based on our experience, below investment grade exposures typically run-off at a slower pace than investment grade exposures and therefore Ambac is subject to the risk that its insured portfolio will increasingly become concentrated in higher risk below investment grade exposures. This risk may result in greater volatility in our results from operations and have adverse effects on our financial condition.
Ceded Reinsurance
Ambac Assurance has reinsurance in place pursuant to surplus share treaties and facultative agreements. As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under these reinsurance agreements. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to $114.3 million from its reinsurers at December 31, 2018. As of December 31, 2018, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $5,128 million, with the largest reinsurer accounting for $3,076 million or 5.9% of gross par outstanding at December 31, 2018.

The following table shows the distribution, by bond type, of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2018:

Bond Type ($ in millions)	Ceded Par Amount Outstanding	% of Gross Par Ceded
Public Finance:
General obligation	$1,402	25%
Lease and tax-backed revenue	961	11%
Housing revenue	958	13%
Higher education	228	16%
Utility revenue	210	15%
Transportation revenue	208	11%
Health care revenue	13	3%
Other	104	12%
Total Public Finance	4,084	15%
Structured Finance:
Student loan	357	28%
Investor-owned utilities	226	11%
Asset-backed	167	41%
Mortgage-backed and home equity	63	1%
Other	172	11%
Total Structured Finance	985	9%
Total Domestic	5,069	13%
International Finance:
Investor-owned and public utilities	24	1%
Transportation	22	1%
Asset-backed	12	1%
Total International Finance	58	1%
Total	$5,127	10%

| Ambac Financial Group, Inc. 47 2018 FORM 10-K |

RESULTS OF OPERATIONS

($ in millions) Year Ended December 31,	2018	2017	2016
Revenues:
Net premiums earned	$111	$175	$197
Net investment income	273	361	313
Net other-than-temporary impairment losses	(3)	(20)	(22)
Net realized investment gains (losses)	112	5	39
Net gains (losses) on derivative contracts	7	76	(30)
Other (2)	8	5	23
Income (loss) on variable interest entities	3	20	(14)
Expenses:
Losses and loss expenses (benefit)	(224)	513	(11)
Insurance intangible amortization	107	151	175
Operating expenses	112	122	114
Interest expense	242	120	124
Provision for income taxes	5	44	31
Net income (loss)	267	(329)	74
Less: Net income attributable to the noncontrolling interest	—	—	(1)
Less: exchange of auction market preferred shares (1)	$82	$—	$—
Net income (loss) attributable to common stockholders	$186	$(329)	$75

(1)
In connection with the AMPS Exchange, the difference between the fair value of consideration provided to AMPS holders and the carrying amount of the AMPS has been reflected as a reduction to Net income attributable to common stockholders in the third quarter of 2018 for approximately $82. Refer to Note 1. Background and Business Description for a discussion of the AMPS Exchange.

(2)	Includes Net gain (losses) on the extinguishment of debt and other income (expense).
The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for 2018, 2017 and 2016. Some amounts may not add due to rounding.
Rehabilitation Exit Transactions. On February 12, 2018, Ambac Assurance executed the following Rehabilitation Exit Transactions (as more fully discussed in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Annual Report:

•
The Second Amended Plan of Rehabilitation became effective and a series of transactions were consummated which provided holders of beneficial interests in Deferred Amounts (other than Ambac, but including Ambac Assurance) a total effective consideration package, in full satisfaction and discharge of each $1.00 of Deferred Amounts (including accretion), of (i) $0.40 in cash, (ii) $0.41 in principal amount of new Secured Notes and (iii) $0.125 currently outstanding surplus notes (from certain holders of surplus notes). Such consideration package provided a discount of $0.065 (set first against accretion of Deferred Amounts). Ambac received $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts (including accretion) that it held, and provided a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims. This transaction was accounted for as an extinguishment of Deferred Amounts and the discount of approximately $288 million from the settlement was reflected as a benefit to loss and loss expenses in the Consolidated Statements of Comprehensive Income (Loss) in 2018. In connection with these transactions, Ambac Assurance received $196 million of principal and accrued and unpaid interest on general account surplus notes. Ambac Assurance recognized a gain on the extinguishment of these surplus notes of $3 million.

•
Exchanges were consummated pursuant to which holders of surplus notes received the same effective package as holders of beneficial interests in Deferred Amounts, including a discount of $0.065 for each $1.00 of principal amount and accrued and unpaid interest on the surplus notes tendered. These exchanges resulted in Ambac Assurance's cancellation of $809.5 million of principal and accrued and unpaid interest of general account surplus notes. These exchanges were accounted for as a debt modification since the creditors before and after the discount remained the same and the change in the terms were not considered substantial. A substantial change is considered to be a change in cash flows of equal to or greater than 10% as a result of the modification of terms. As the change in cash flows was less than 10%, debt modification accounting was appropriate. Under debt modification accounting, no gain or loss was recorded, and a new effective interest rate was established based on the cash flows of the Ambac Note, which secures the Secured Notes issued.

•
Ambac Assurance issued $240 million of new debt secured by certain of Ambac Assurance’s rights to RMBS R&W subrogation recoveries above $1.6 billion ("Tier 2 Notes"). The proceeds received from this issuance were used to help fund the cash portion of the consideration paid pursuant to the Second Amended Plan of Rehabilitation and exchanges noted above. Refer to Note 13. Long-term Debt to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

•	Ambac incurred operating expenses for the year ended December 31, 2018, including for AAC and OCI financial advisors, of approximately $17 million.
In order to execute these transactions, Ambac established a special purpose entity, Ambac LSNI, LLC, for the sole purpose of the issuance of $2,154 million of Secured Notes, of which Ambac Assurance received $644 million and Ambac received $125 million. Ambac does not consolidate Ambac LSNI, LLC; therefore, the full amount of the debt is included in long term debt and Secured Notes currently held by Ambac and Ambac Assurance are included in invested assets on the consolidated balance sheet.
Net Premiums Earned. Net premiums earned primarily represent the amortization into income of insurance premiums. Net premiums earned for the year ended December 31, 2018, decreased by $64 million or 36.6% as compared to net premiums earned for

| Ambac Financial Group, Inc. 48 2018 FORM 10-K |

the year ended December 31, 2017. Net premiums earned for the year ended December 31, 2017, decreased by $22 million or 11.2% as compared to net premiums earned for the year ended December 31, 2016.
We present accelerated premiums, which result from calls and other accelerations of insured obligations separate from normal net premiums earned. When an insured bond has been retired, any remaining unearned premium revenue ("UPR") is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Included within accelerated premiums, were negative accelerations of $2 million, $1 million, and $8 million, for the years ended December 31, 2018, 2017 and 2016, respectively.
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

•	New ceded reinsurance of insurance risk which reduces normal net premiums earned over the remaining period of the related policies.

•
The strengthening or weakening of the U.S. dollar relative to the British Pound since Ambac's wholly-owned UK subsidiary, Ambac UK, operates in the United Kingdom and the British Pound is its functional currency.

Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below, including a breakdown of net premiums earned by market:

($ in millions) Year Ended December 31,	2018	2017	2016
Public finance	$37	$62	$85
Structured finance	17	22	28
International finance	23	27	32
Total normal premiums earned	$77	$111	$145
Public Finance	$29	$47	$53
Structured Finance	5	3	4
International Finance	1	15	(4)
Accelerated earnings	$35	$65	$52
Total net premiums earned	$111	$175	$197
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed income securities classified as available-for-sale, including investments in Ambac-insured securities. Investments in Ambac-insured securities are made opportunistically based on their risk/reward characteristics. As described further below, investment income from holdings of Ambac-insured securities for the periods presented have primarily been driven by RMBS and Puerto Rico bonds insured by Ambac Assurance and, in 2018, the Secured Notes issued by Ambac LSNI. Also, included in net investment income are net gains and (losses) on pooled investment funds and certain other investments that are classified as trading securities with changes in fair value recognized in earnings. Trading securities are included in Other investments on the Consolidated Balance Sheets. Most trading securities are in the Ambac UK portfolio and consist of pooled fund investments in diversified asset classes including equities, hedge funds, loans, insurance-linked securities and property.
Net investment income from Ambac-insured securities, available for sale and short-term securities other than Ambac-insured and Other investments is summarized the table below:

($ in millions) Year Ended December 31,	2018	2017	2016
Securities available-for-sale: Ambac-insured (including Secured Notes)	$220	$262	$195
Securities available-for-sale and short-term other than Ambac-insured	51	76	86
Other investments (includes trading securities)	2	23	32
Net investment income	$273	$361	$313
Net investment income decreased $88 million for the year ended December 31, 2018 compared to 2017 and increased $48 million for the year ended December 31, 2017 compared to 2016. Net investment income for the year ended December 31, 2018 was significantly impacted by the Rehabilitation Exit Transactions which reduced the overall size of the investment portfolio as a result of: (i) net cash paid on the transactions and (ii) the decline in carrying value of investments in Ambac-insured RMBS due to the settlement of embedded deferred claims, partially offset by Secured Notes received. Primarily as a result of these changes in the portfolio, 2018 investment income from all securities available for sale declined compared to 2017. These declines were partially offset by income earned in 2018 on Secured Notes. The year ended December 31, 2018 also included higher income on Ambac-insured Puerto Rico bonds due to Ambac's higher average holdings as most of these bonds were purchased over the course of 2017. The decline in net performance on trading securities in 2018 compared to 2017 arose primarily from losses on Ambac UK hedge fund and equity index fund investments. Other asset classes held in trading also underperformed relative to 2017.
The increase in income in 2017 was due to a greater allocation to higher-yielding Ambac-insured securities, partially offset by lower net gains on trading securities. Investment income increased on Ambac-insured RMBS securities driven primarily by reprojected cash flows in the fourth quarter of 2017 reflecting the anticipated Rehabilitation Exit Transactions. Income from Ambac-insured securities also reflects additional purchases of Puerto Rico bonds over the course of 2017 and additional purchases by Ambac UK of its insured bonds. Net income from trading securities declined in 2017 primarily due to catastrophe-driven losses on insurance-linked securities and lower returns on loans and equities, net of foreign exchange effects. The strengthening British pound sterling

| Ambac Financial Group, Inc. 49 2018 FORM 10-K |

in 2017 partially offset strong equity market gains in Ambac UK's pooled fund holdings compared to 2016, when results were favorably impacted by the declining British pound.
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
Ambac's other-than-temporary impairments for the years ended December 31, 2018, 2017 and 2016 related to credit losses on certain Ambac-wrapped securities stemming primarily from cash flow projections and to the company’s intent to sell certain securities that were in an unrealized loss position as of the impairment evaluation dates. During the Segregated Account Rehabilitation Proceedings (as defined in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Report on Form 10-K), changes in the estimated timing of claim payments resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Ambac estimated the timing of such claim payment receipts, but the actual timing of such payments were at the sole discretion of the Rehabilitator (as defined in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Report on Form 10-K). Refer to Note 1. Background and Business Description to the Consolidated Financial Statements for more information on the Segregated Account and the Segregated Account Rehabilitation Proceedings.
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
Net Realized Investment Gains. The following table provides a breakdown of net realized gains, for the periods presented:

($ in millions) Year Ended December 31,	2018	2017	2016
Net gains on securities sold or called	$105	$10	$9
Foreign exchange gains (losses)	7	(5)	30
Total net realized gains	$112	$5	$39
Net gains during the year ended December 31, 2018 were primarily from sales of Ambac-insured RMBS. Additionally, 2018 gains included a $27 million recovery from a class-action settlement relating to certain RMBS securities previously held in the investment portfolio.

Net gains during the year ended December 31, 2017 included the impact of sales of securities to fund the February 12, 2018 Rehabilitation Exit Transactions as further described in Note 1. Background and Business Description of the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Net gains during the year ended December 31, 2016 included foreign exchange related gains of $23 million on short-term and trading securities held by Ambac UK and denominated in non-functional currencies (primarily US dollars and euros) and $8 million of realized currency gains related to available-for-sale securities that were sold by Ambac UK during the year.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts includes results from the Company's interest rate derivatives portfolio and its runoff credit derivatives portfolio as presented in the following table:

($ in millions) Year Ended December 31,	2018	2017	2016
Net gains (losses) on interest rate derivatives	$7	$60	$(50)
Net gains (losses) on credit derivatives	—	16	20
Total net gains (losses)	$7	$76	$(30)
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

•
Net gains on interest rate derivatives for the year ended December 31, 2018 were $7 million, compared to the net gain of $60 million for the year ended December 31, 2017. While interest rates rose in both 2018 and 2017, overall gains for 2018 were lower as a result of $42 million of gains realized in 2017 on certain swaps commuted with a structured finance vehicle, higher carrying costs in 2018 and an increase in counterparty credit adjustments on certain uncollateralized derivative assets compared to decreases in 2017.

•
The interest rate derivatives loss for 2016 was primarily driven by the impact of lower credit spreads that reduced the Ambac CVA on derivative liabilities and the carrying cost of the portfolio. Despite substantial interest rate movements within 2016, the overall change in rates from the beginning to the end of the year did not have a significant impact on full year results.

The fair value of derivatives include valuation adjustments to reflect Ambac’s own credit risk and counterparty credit risk. Within the interest rate derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of the Ambac CVA in the valuation of interest rate derivatives contributed (losses) gains of $(34) million in 2016. Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by

| Ambac Financial Group, Inc. 50 2018 FORM 10-K |

derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gain (loss) on interest rate derivatives of $(2) million, $4 million, and $3 million for 2018, 2017and 2016, respectively.
The net gain/(loss) from change in fair value of credit derivatives for the year ended December 31, 2018 was less than $(1) million, as compared to the gains of $16 million and $20 million for the years ended December 31, 2017 and 2016, respectively. The gain for 2017 was mainly due to the reversal of unrealized losses from swap terminations, including the remaining adversely classified credit in the portfolio, $1.0 million of termination fees received and reference obligation price improvements. The gain for 2016 reflects increased pricing levels and a stronger credit assessment on an adversely classified credit in the portfolio, partially offset by the impact of lower Ambac CVA discount rates.
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $3 million for the year ended December 31, 2018, compared to gains of $5 million and $5 million for the years ended December 31, 2017 and 2016, respectively. The gains for the year ended December 31, 2018 related to surplus notes received by Ambac Assurance in settlement of Deferred Amounts held in its investment portfolio in connection with the Rehabilitation Exit Transactions. The gains for the years ended December 31, 2017 and 2016 included gains from the settlements of purchased surplus notes below their carrying values and gains from the settlements of certain residual obligations related to previously called surplus notes.
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
Income (loss) on variable interest entities was $3 million, $20 million and $(14) million for the years ended December 31, 2018, 2017 and 2016, respectively.

•
Income on variable interest entities for the year ended December 31, 2018 included gains on deconsolidation of VIEs as a result of financial guarantee policy terminations and discount accretion on remaining VIE net assets.

•
Income on variable interest entities for the year ended December 31, 2017 is due primarily to a higher net asset value of a VIE related to an increase in projected financial guarantee insurance premiums.

•
Loss on variable interest entities for the year ended December 31, 2016 reflected a decrease in the fair value of net assets primarily due to the decrease in the CVA applied to certain VIE note liabilities that included significant projected financial guarantee claims. Other than those transactions involving significant projected financial guarantee claims, the fair value of VIE net assets increased producing net gains in 2016.

Refer to Note 3. Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on the accounting for VIEs.
Losses and Loss Expenses (Benefit). Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Losses and loss expenses include interest on Deferred Amounts (as defined in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Report on Form 10-K) pursuant to the Segregated Account Rehabilitation Plan (as defined in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Report on Form 10-K) that were discharged on February 12, 2018.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties described herein. Ambac does not estimate an RMBS R&W subrogation recovery where its sole claim is for fraudulent inducement. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded RMBS R&W subrogation recoveries, net of reinsurance, of $1.744 billion and $1.807 billion at December 31, 2018 and 2017, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information regarding the estimation process for RMBS R&W subrogation recoveries.
Losses and loss expenses (benefit) for the year ended December 31, 2018, 2017 and 2016 were $(224) million, $513 million and $(12) million, respectively. The following table provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

| Ambac Financial Group, Inc. 51 2018 FORM 10-K |

($ in millions) Year Ended December 31,	2018	2017	2016
RMBS (1)	$(8)	$(41)	$(299)
Domestic Public Finance	37	476	169
Student Loans	(4)	25	(112)
Ambac UK and Other Credits	19	(125)	60
Interest on Deferred Amounts	21	178	171
Discount on Rehabilitation Exit Transaction	$(288)	$—	$—
Totals (2)	$(224)	$513	$(12)

(1)
The loss and loss expense (benefit) associated with changes in estimated representation and warranties for the year ended December 31, 2018, 2017 and 2016 was $62 million, $72 million, and $(71) million, respectively.

(2)	Includes loss expenses incurred of $92 million, $82 million and $52 million for the year ended December 31, 2018, 2017 and 2016, respectively.
Losses and loss expenses for 2018 were driven by the following:

•	Discount achieved pursuant to the Rehabilitation Exit Transactions, partially offset by interest on Deferred Amounts through the Rehabilitation Exit Transactions effective date;

•	Higher projected losses in domestic public finance largely driven by Military Housing loss expenses incurred and adverse development on a certain general obligation and transportation risks;

•	Favorable RMBS credit development, partially offset by a decrease in RMBS R&W subrogation recoveries, and loss expenses incurred;

•
$15 million of foreign exchange losses related to Ambac UK loss reserves denominated in currencies other than its functional currency of British Pounds, resulting in incurred losses (gains) when the British Pound depreciates (appreciates).

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

•
$30 million of foreign exchange gains related to Ambac UK loss reserves denominated in currencies other than its functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates);

•	A $50 million benefit due to reimbursements of claims paid with respect to two transactions that benefited from a mortgage insurance settlement.

Losses and loss expenses (benefit) for 2016 were driven by the following:

•
Lower projected losses in the RMBS portfolio due to improved deal performance, higher RMBS R&W subrogation recoveries and a settlement of a non-representation and warranty dispute with regards to an Ambac insured RMBS transaction;

•	The positive impact of executed commutations and an improved outlook with regards to our risk remediation efforts on student loan policies;

•	Higher projected losses in domestic public finance largely driven by adverse development in Puerto Rico;

•	Interest on Deferred Amounts;

•	Increased projected losses in the Ambac UK portfolio primarily due to foreign exchange losses of $78 million partially offset by lower interest rates.
The following table provides details of net claims recorded, net of reinsurance for the affected periods:

($ in millions) Year Ended December 31,	2018	2017	2016
Claims recorded (1)(2)	$384	$344	$392
Subrogation received (3)(4)	(140)	(244)	(1,355)
Net Claims Recorded	$243	$100	$(964)

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

(2)	Claims recorded includes claims paid on Puerto Rico policies of $157, $143 and $63 for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Subrogation received declined due to the continuous runoff of the RMBS insured portfolio and the impact of higher interest rates on excess spread.

(4)
Subrogation received for the year ended December 31, 2017 includes $50 ($50 gross of reinsurance) related to a reimbursement of claims due to a mortgage insurance settlement. Subrogation received for the year ended December 31, 2016 includes $993 ($995 gross of reinsurance) received from the settlement of representation and warranty related litigation with JP Morgan and $99 ($100 gross of reinsurance) related to the Countrywide Investor Settlement.

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides details of operating expenses for the periods presented:

| Ambac Financial Group, Inc. 52 2018 FORM 10-K |

($ in millions) Year Ended December 31,	2018	2017	2016
Compensation	$55	$54	$61
Non-compensation	$56	$68	$52
Gross operating expenses (1)	$111	$122	$113
Reinsurance commissions, net	1	—	2
Total operating expenses	$112	$122	$114

(1)
Includes expenses related to Rehabilitation Exit Transactions of $10, $25, and $3 for the years ended December 31, 2018, 2017 and 2016, respectively, and expenses related to the AMPS Exchange of $8, $0 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively.

Gross operating expenses for the year ended December 31, 2018 are $111 million, a decrease of $11 million from gross operating expenses for the year ended December 31, 2017. The decrease was primarily due to the following:

•
Lower non-compensation costs primarily due to a $21 million reduction in legal, consulting and advisory costs related to the exit from rehabilitation of the Segregated Account, of which $5 million relates to advisory services provided for the benefit of OCI, partially offset by costs of $8 million associated with the August 2018 AMPS Exchange.

•
Slightly higher compensation costs related to higher incentive compensation costs driven by (i) an improvement in performance metrics; (ii) granting of incentive awards related to the Rehabilitation Exit Transactions; (iii) the timing of recognition of equity based compensation in lieu of cash bonuses; and (iv) amounts related to the settlement of a previously granted performance based restricted stock unit award issued to the former CEO that vested upon the Segregated Account's exit from rehabilitation; partially offset by lower salaries and post employment costs, including severance as a result of reduced headcount.

Gross operating expenses for the year ended December 31, 2017 were $122 million, an increase of $9 million from gross operating expenses for the year ended December 31, 2016. The increase was primarily due to the following:

•
Higher non-compensation costs primarily due to (i) $22 million incremental legal, consulting and advisory costs related to the Rehabilitation Exit Transactions, (ii) $5 million incremental OCI legal and consulting costs primarily in connection with the Rehabilitation Exit Transactions, and (iii) $4 million increase in state taxes primarily due to a $2 million reduction of accrued state income taxes in 2016 due to the final resolution of state insurance tax assessments. These increased costs were partially offset by (i) a reduction in litigation contingencies of $8 million and (ii) a reduction in costs associated with stockholder activism of $6 million in 2016.

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
With the conclusion of the Segregated Account rehabilitation, the duties of the Wisconsin Insurance Commissioner as rehabilitator of the Segregated Account have been discharged. Legal and consulting services provided for the benefit of OCI amounted to $7 million, $12 million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Subsequent to the Segregated Account's exit from rehabilitation, advisory services for the benefit of OCI will continue, but at a reduced level.
Interest Expense. Interest expense primarily includes accrued interest on the Ambac Note, Tier 2 Notes, secured borrowing notes and surplus notes issued by Ambac Assurance. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

($ in millions) Year Ended December 31,	2018	2017	2016
Surplus notes	$80	$113	$119
Ambac note	139	—	—
Tier 2 notes (1)	22	2	—
Secured borrowing	1	4	5
Other	—	—	1
Total interest expense	$242	$120	$124

(1)
The amounts include unfunded commitment fees applicable prior to the issuance of the Tier 2 notes of $1 million, $2 million and $0 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

The increase in interest expense for the year ended December 31, 2018, compared to 2017 primarily reflects the impact of the Rehabilitation Exit Transactions that resulted in the issuance of the Ambac Note and Tier 2 Notes partially offset by reduced surplus note balances. Surplus notes outstanding increased in the second half of 2018 due to surplus notes issued by Ambac Assurance in connection with the AMPS Exchange and Ambac sales of notes to the market. On June 22, 2018, the secured borrowing notes were fully redeemed. Refer to Note 13. Long-term Debt to the Consolidated Financial Statements for further information on the Ambac Note and Tier 2 Notes.
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
Surplus note principal and interest payments require the approval of OCI. Except for a one-time payment of approximately six

| Ambac Financial Group, Inc. 53 2018 FORM 10-K |

months of interest on the outstanding surplus notes (excluding the junior surplus notes) immediately after the Rehabilitation Exit Transactions, annually from 2011 through 2018, OCI issued its disapproval of the requests of Ambac Assurance to pay the full interest on outstanding surplus notes issued by Ambac on the annual scheduled interest payment date of June 7th. Ambac Assurance has not requested to pay interest on any junior surplus notes since their issuance. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $262 million and $122 million, respectively, at December 31, 2018.
Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2018, 2017 and 2016 was $5 million, $44 million, and $31 million, respectively. The income tax provision for these periods included AMT of $(2) million, $(29) million, $4 million, respectively. The income tax for the year ended December 31, 2018, and 2017 reflect discrete benefit of $2 million, and a discrete estimated cost of $2 million, respectively, resulting from the TCJA, further described in Note 14. Income Taxes. The income tax for the year ended December 31, 2018, 2017 and 2016, includes provisions for income tax due in respect of Ambac UK of $5 million, $72 million, and $26 million, respectively. Ambac UK fully utilized operating losses brought forward from prior periods in the first quarter of 2016, resulting in income tax being payable.
At December 31, 2018 the Company had $3.5 billion of U.S. Federal net ordinary operating loss carryforwards, including $1.3 billion at Ambac Financial Group and $2.2 billion at Ambac Assurance.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash, investments and receivables totaling $455 million as of December 31, 2018 and expense sharing and other arrangements with Ambac Assurance.
Ambac's investments include securities directly and indirectly issued by and/or insured by Ambac Assurance some of which are eliminated in consolidation. Securities issued or insured by Ambac Assurance are generally less liquid than investment grade and other traded investments.

Pursuant to the amended and restated tax sharing agreement among Ambac, Ambac Assurance and certain affiliates (the "Amended TSA"), Ambac Assurance is required to make payments ("tolling payments") to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”). Ambac has accrued $30 million of tolling payments based on NOLs used by Ambac Assurance in 2017. In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018.  Ambac has also agreed to defer the tolling payment for the use of net operating losses by Ambac Assurance in 2017 until such time as OCI consents to the payment. Ambac has accrued $14 million of additional tolling payments in 2018, subject to OCI's review of Ambac's 2018 tax positions.
Under an inter-company cost allocation agreement, Ambac is reimbursed by Ambac Assurance for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 million per year to cover expenses not otherwise reimbursed.
It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore cash and investments, payments under the intercompany cost allocation agreement and future tolling payments, if any, will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” in this Annual Report on Form 10-K, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in this Annual Report on Form 10-K, for more information on dividend payment restrictions.
The principal use of liquidity is the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac, and the making of investments, including securities issued or insured by Ambac Assurance. Future uses of liquidity may include the acquisition or capitalization of new businesses. Contingencies could cause material liquidity strains.

| Ambac Financial Group, Inc. 54 2018 FORM 10-K |

The following table includes aggregated information about contractual obligations for Ambac and its subsidiaries at December 31, 2018, excluding variable interest entities consolidated as a result of Ambac Assurance’s financial guarantee contracts. These obligations include payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments under Ambac Assurance’s surplus notes, the Ambac Note and Tier 2 Notes and payments due under operating leases. The table and commentary below reflect scheduled payments and maturities based on the original payment terms specified in the underlying agreements and contracts, or expected required payment dates if earlier.

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Surplus note obligations(1)	$3,827	$279	$558	$—	$2,990
Ambac note obligations(2)	2,563	151	303	2,109	—
Tier 2 note obligations(3)	5,394	—	—	—	5,394
Operating lease obligations(4)	23	6	4	3	10
Purchase obligations(5)	3	3	—	—	—
Postretirement benefits(6)	4	—	—	1	2
Loss and loss expenses(7)	3,448	309	201	160	2,778
Income taxes	—	—	—	—	—
Total	$15,262	$748	$1,066	$2,273	$11,174

(1)
Amounts on surplus notes (excluding junior surplus notes) include principal on their scheduled maturity date and interest on scheduled payment date, including payment of previously deferred interest totaling $239 million on the next scheduled payment date of June 7, 2019. Also includes all principal and interest on junior surplus notes on the date all future and existing senior indebtedness of Ambac Assurance, policy and other priority claims against Ambac Assurance have been paid in full (included in the more than 5 years column). All payments of principal and interest on surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the surplus notes, such interest will accrue and compound annually until paid. Except for a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after the Rehabilitation Exit Transactions, annually from 2011 through 2018, OCI disapproved scheduled interest payments.

(2)
Includes principal on Ambac note as of December 31, 2018 to be paid on its legal maturity date of February 12, 2023, and scheduled interest payments. Interest amounts on this variable rate debt are projected at a rate of 7.80% which is based on the index rate in effect at the balance sheet date. These notes are subject to mandatory redemption provisions that could significantly accelerate the timing of required payments, as described further in Note 13. Long-Term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.

(3)
Includes principal and compounded paid-in-kind interest on Tier 2 notes to be paid on their legal maturity date of February 12, 2055. These notes are subject to mandatory redemption provisions that could significantly accelerate the timing of required payments, as described further in Note 13. Long-Term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.

(4)
Amount represents future lease payments on lease agreements existing as of December 31, 2018. In January 2019 Ambac entered into a sub-lease agreement for office space at One World Trade Center, New York, NY set to expire in January 2030 which includes future lease payments of approximately $27 million.

(5)	Purchase obligations represent future expenditures for contractually scheduled fixed terms and amounts due for various technology-related maintenance agreements and other outside services.

(6)	Amount represents future payments relating to Ambac Assurance's postretirement medical reimbursements to current retirees over the next 10 years.

(7)
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

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance policies, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments, including from litigation and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity.
The principal uses of Ambac Assurance’s liquidity are the payment of operating and loss adjustment expenses, claims, commutation and related expense payments on insurance policies, ceded reinsurance premiums, principal and interest payments on the Ambac Note, surplus note principal and interest payments, Tier 2 Note payments, additional loans to affiliates and tolling payments due to Ambac under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 13. Long-term Debt to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further discussion of the payment terms and conditions of the Tier 2 Notes.

| Ambac Financial Group, Inc. 55 2018 FORM 10-K |

Ambac Assurance manages its liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times.
Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Refer to Note 1. Background and Business Description for a discussion of the August 2018 AMPS Exchange that reduced the liquidation preference of the AMPS from $660.3 million at June 30, 2018 to $102.9 million as of August 1, 2018. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” in this Annual Report on Form 10-K, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in this Annual Report on Form 10-K, for more information on dividend payment restrictions.
Our ability to realize RMBS R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating the amount of such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts or recover materially less than our estimated recoveries, our future available liquidity to pay claims and meet our other obligations would be reduced materially. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K for more information about risks relating to our RMBS R&W subrogation recoveries.
Ambac Financial Services ("AFS") Liquidity. AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. These derivatives include, interest rate swaps previously provided to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. The principal uses of liquidity by AFS are payments on intercompany loans, payments under derivative contracts (primarily interest rate swaps and US Treasury futures), collateral posting and operating expenses. AFS borrows cash and securities from Ambac Assurance to meet liquidity needs under an established lending agreement with defined borrowing limits that has received non-disapproval from OCI.

Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

($ in million) Year Ended December 31,	2018	2017	2016
Cash provided by (used in):
Operating activities	$(1,543)	$(221)	$830
Investing activities	1,588	1,163	(453)
Financing activities	(585)	(412)	(319)
Effect of foreign exchange on cash and cash equivalents	—	(1)	(4)
Net cash flow	$(541)	$529	$54
Operating activities
The following represents the significant cash activities during the years ended December 31, 2018, 2017 and 2016 :

•
Cash outflow from the Rehabilitation Exit Transactions to third parties was $1,354 million of which $1,162 million is included in operating activities and $191 is included in financing activities as it related to payments for surplus note principal. See Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for details regarding the Rehabilitation Exit Transactions;

•
During the year ended December 31, 2018, Ambac made payment of interest on long-term debt of $143 million, including $11 million on surplus notes made in connection with the Rehabilitation Exit Transactions, $130 million on the Ambac Note and $2 million on the secured borrowing which was fully repaid in June 2018;

•	During the year ended December 31, 2017, Ambac made payments of $94 million to commute interest rate swaps with a special purpose entity;

•
During the year ended December 31, 2017, Ambac made payments of $105 million to extinguish (on a consolidated basis) principal and interest of surplus notes and settled certain residual obligations related to previously called surplus notes ($69 million principal and $35 million interest). The interest amount reduces operating cash flows and the principal reduced financing cash flows; and

•	Net loss and loss expenses paid, including commutation payments, during the years ended December 31, 2018, 2017 and 2016 are detailed below:

($ in million) Year Ended December 31,	2018	2017	2016
Net losses paid (1)	$344	$311	$365
Net subrogation received	(140)	(244)	(1,355)
Net loss expenses paid	117	67	50
Net cash flow	$321	$134	$(940)

(1)	Net losses paid includes claims paid on Puerto Rico policies of $157, $143 and $63 million for the year ended December 31, 2018, 2017 and 2016, respectively.

•	During the year ended December 31, 2018, 2017 and 2016 tax payments amounted to $35 million, $40 million and $21 million respectively.

| Ambac Financial Group, Inc. 56 2018 FORM 10-K |

Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim or commutation payments.
Financing Activities
Financing activities for the year ended December 31, 2018 included proceeds from the issuance of Tier 2 Notes of $240 million, paydowns of Ambac Note of $214 million, repayments of the Secured Borrowing of $74 million, payments for the extinguishment of surplus notes of $191 million (in connection with the Rehabilitation Exit Transactions) and paydowns of VIE debt obligations of $349 million.
Financing activities for the year ended December 31, 2017 included paydowns on a secured borrowing of $29 million, payments for investment agreements of $82 million, payments for extinguishment of surplus notes of $69 million and paydowns of VIE debt obligations of $230 million.
Financing Activities for the year ended December 31, 2016 included repayments of secured borrowing of $29 million, payments for investment agreements of $18 million, payments for the extinguishment of surplus notes of $20 million, acquisition of Ambac warrants of $3 million, and paydowns of VIE debt obligations of $249 million.
Principal and interest due on the debt issued in connection with the Rehabilitation Exit Transactions as well as future payments on the remaining surplus notes will impact Ambac's future cash flows.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled $103 million (cash and securities classified as cash equivalents), including independent amounts, under these contracts at December 31, 2018.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding derivative contracts.

BALANCE SHEET
Total assets decreased by approximately $8,604 million from December 31, 2017 to $14,589 million at December 31, 2018, primarily due to (i) the deconsolidation of four VIEs during 2018 (causing a reduction in assets of $6,620 million) and (ii) the net impact of the Rehabilitation Exit Transactions as discussed below. Other significant changes during 2018 were lower VIE assets as a result of currency changes (weakening of the British Pound), lower intangible assets as a result of amortization, and lower invested assets due to claim payments and debt redemptions.
Total liabilities decreased by approximately $8,592 million from December 31, 2017 to $12,956 million as of December 31, 2018, primarily as a result of (i) the deconsolidation of four VIEs during 2018 (causing a reduction in liabilities of $6,600 million), (ii) the Rehabilitation Exit Transactions as discussed below and (iii) the AMPS Exchange transaction which increased the carrying value of surplus notes and the related accrued interest by an aggregate of $286 million, respectively. Other significant changes during 2018 were lower VIE liabilities as a result of currency changes, lower unearned premiums from the runoff of the insured portfolio, lower loss reserves due to claim payments, the full redemption of the Secured Borrowing transaction on June 22, 2018 and partial paydowns on the Ambac Note, partially offset by higher accrued interest payable on surplus notes and new debt.
As of December 31, 2018 total stockholders’ equity was $1,633 million, compared with total stockholders’ equity of $1,645 million at December 31, 2017. This decrease was primarily driven by the AMPS Exchange transaction which reduced total stockholders' equity by $297 million and translation losses related to Ambac's foreign subsidiaries, partially offset by net income and unrealized gains on investment securities.
Rehabilitation Exit Transactions. As more fully discussed in Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K on February 12, 2018, the Second Amended Plan of Rehabilitation became effective and the Rehabilitation Exit Transactions were consummated. The Rehabilitation Exit Transactions had a significant impact on the comparability of Ambac's financial results between 2018 and prior years. The Rehabilitation Exit Transactions impacted the following balance sheet accounts:

•
Invested assets and cash were reduced by a total of $1,801 million driven by (i) a cash outflow of $1,354 million and (ii) the settlement of Ambac-insured RMBS securities held in the investment portfolio of $1,455 million, partially offset by the receipt of $768 million par amount of the Secured Notes and proceeds from the issuance of Tier 2 notes of $240 million.

•
Loss Reserves and Subrogation Recoverable were reduced and increased, respectively, as a result of the settlement of unpaid claims of the Segregated Account, which were approximately $3,867 million, including $840 million of accrued interest at December 31, 2017 ($3,857 million at February 12, 2018). Loss Reserves included $3,080 million of unpaid claims and accrued interest at December 31, 2017. Subrogation Recoverable was net of $787 million of unpaid claims and accrued interest at December 31, 2017. Following the settlement of Deferred Amounts, Loss Reserves decreased $2,555 million and Subrogation Recoverable increased $1,312 million. As a result

| Ambac Financial Group, Inc. 57 2018 FORM 10-K |

of the settlement of unpaid claims, certain policies which were previously in a liability position have transitioned to an asset position with a recoverable of $525 million at December 31, 2017.

•
Long-term debt was increased by $1,748 million driven by (i) the Ambac Note issued to Ambac LSNI with an initial carrying value of approximately $2,146 million and (ii) the issuance of Tier 2 Notes with an initial carrying value of approximately $231 million, partially offset by the consolidated reduction of surplus notes principal and interest with a carrying value of approximately $629 million. Refer to Note 13. Long-term Debt to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further information regarding Ambac's debt obligations.

Investment Portfolio. Ambac Assurance’s investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio of primarily fixed income investments while employing asset/liability management practices to satisfy operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the jurisdictions in which it is licensed, primarily the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, which in certain instances may be exceeded with the approval of the applicable regulatory authority, Ambac Assurance opportunistically purchases Ambac Assurance insured securities given their relative risk/reward characteristics. Ambac Assurance’s investment policies are subject to oversight by OCI pursuant to the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy.
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
Ambac Financial Group, Inc.'s investment portfolio's primary objective is to preserve capital and liquidity for strategic uses, including investments in securities issued by or guaranteed by Ambac Assurance, while maximizing income.
Refer to Note 10. Investments in this Form 10-K located in Part II. Item 8 for information about Ambac's consolidated investment portfolio. Ambac's investment polices and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at December 31, 2018 and 2017:

($ in millions) December 31,	2018	2017
Fixed income securities	$3,116	$4,652
Short-term	430	557
Other investments	391	432
Fixed income securities pledged as collateral	—	100
Total investments (1)	$3,937	$5,741

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £204 ($259) and €14 ($16) as of December 31, 2018 and £210 ($284) and €41 ($49) as of December 31, 2017.
Ambac invests in various asset classes in its fixed income securities portfolio, including securities covered by guarantees issued by Ambac Assurance and Ambac UK and other financial guarantors ("insured securities"). Other investments include diversified equity interests in pooled funds. Refer to Note 10. Investments in this 10-K located in Part II. Item 8 for information about insured securities by guarantor and fixed income and equity interests by asset class. The following table represents the fair value of mortgage and asset-backed securities at December 31, 2018 and 2017 by classification:

($ in millions) December 31,	2018	2017
Residential mortgage-backed securities:
RMBS—Second Lien	$136	$840
RMBS—First-lien—Alt-A	93	1,029
RMBS—First Lien—Sub Prime	31	382
Total residential mortgage-backed securities	259	2,251
Other asset-backed securities
Military Housing	241	243
Structured Insurance	145	138
Student Loans	32	152
Auto	20	32
Credit Cards	5	33
Total other asset-backed securities	442	598
Total (1)	$701	$2,849

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK for both years presented. Refer to Note 10. Investments in this 10-K located in Part II. Item 8 for further details of Ambac-insured securities held in the investment portfolio.

| Ambac Financial Group, Inc. 58 2018 FORM 10-K |

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and CCC- as of December 31, 2018, and C and CCC as of December 31, 2017, respectively.
The following tables provide the ratings(1) distribution of the fixed income investment portfolio based on fair value at December 31, 2018 and 2017.

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)
Below investment grade and not rated bonds insured by Ambac represent 57% and 64% of the 2018 and 2017 combined portfolio, respectively. The decrease in the percentage of not rated and below investment grade holdings since December 31, 2017 is driven by reductions in Ambac-insured RMBS resulting from the Rehabilitation Exit Transactions and subsequent sales, partially offset by the receipt of Secured Notes issued by Ambac LSNI.

Premium Receivables. Ambac either received premium upfront at time of issuance of the insurance policy or in installments over the policy term. For installment premium transactions, a premium receivable asset is established equal to the (i) present value of future contractual premiums due or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction. Ambac's premium receivables decreased to $495 million at December 31, 2018 from $586 million at December 31, 2017. As further discussed in Note 7. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, adjustments for changes in expected and contractual cash flows and the impact of currency exchange rates on non-US denominated future premiums, partially offset by accretion of premium receivable discount.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. dollars
U.S. Dollars		$333	$333
British Pounds		£103	131
Euros		€27	31
Australian Dollars	A$	1	—
Total			$495
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $114 million from its reinsurers at December 31, 2018.  Collateral is based on reinsurance contracts, but generally includes reinsurers share of loss and loss expense reserves and statutory unearned premiums and contingency reserves, amongst other considerations. As of December 31, 2018 and 2017, reinsurance recoverable on paid and unpaid losses were $23 million and $41 million, respectively. The decrease was primarily a result of the commutation of student loan exposures.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The net intangible asset at December 31, 2018 and 2017 was $719 million and $847 million, respectively. The decrease was primarily driven by amortization expense of $107 million and translation losses from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. For periods prior to February 12, 2018, loss and loss expense reserves included the unpaid portion of interest accrued on Deferred Amounts established pursuant to the Segregated Account Rehabilitation Plan. The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of December 31, 2018 and 2017 were $(107) million and $4,114 million, respectively. Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

| Ambac Financial Group, Inc. 59 2018 FORM 10-K |

	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)
December 31, 2018:
Loss and loss expense reserves	$—	$—	$2,246	$(313)	$(107)	$1,826
Subrogation recoverable	—	—	176	(2,109)	—	(1,933)
Totals	$—	$—	$2,422	$(2,422)	$(107)	$(107)

December 31, 2017:
Loss and loss expense reserves	$2,412	$668	$2,855	$(1,054)	$(136)	$4,745
Subrogation recoverable	615	172	102	(1,520)	—	(631)
Totals	$3,027	$840	$2,957	$(2,574)	$(136)	$4,114

(1)	Present value of future recoveries include R&W subrogation recoveries of $1,771 and $1,834 at December 31, 2018 and 2017, respectively.

The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Please refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in addition to Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts, respectively of the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on loss and loss expenses.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance bond types. These bond types represent 93% of our ever-to-date insurance claims recorded with RMBS comprising 79%.

The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at December 31, 2018 and 2017:

		Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)	Gross Par Outstanding (1)(2)	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries
December 31, 2018:
RMBS	$3,716	$—	$—	$696	$(1,995)	$(14)	$(1,313)
Domestic Public Finance	3,987	—	—	1,095	(383)	(73)	639
Student Loans	530	—	—	271	(39)	(4)	228
Ambac UK and Other Credits	1,170	—	—	294	(5)	(16)	273
Loss expenses	—	—	—	66	—	—	66
Totals	$9,403	$—	$—	$2,422	$(2,422)	$(107)	$(107)

December 31, 2017:
RMBS	$5,243	$3,014	$837	$888	$(2,120)	$(21)	$2,598
Domestic Public Finance	4,265	13	3	1,278	(403)	(75)	816
Student Loans	701	—	—	361	(40)	(13)	308
Ambac UK and Other Credits	1,478	—	—	341	(11)	(27)	303
Loss expenses	—	—	—	89	—	—	89
Totals	$11,687	$3,027	$840	$2,957	$(2,574)	$(136)	$4,114

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $540 and $23 respectively, at December 31, 2018 and $590 and $41, respectively at December 31, 2017. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.

(3)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.

| Ambac Financial Group, Inc. 60 2018 FORM 10-K |

RMBS
Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions collateralized by first and second liens. The decrease in RMBS gross loss reserves was primarily related to the settlement of Deferred Amounts and interest accrued on Deferred Amounts in connection with the Rehabilitation Exit Transactions executed on February 12, 2018.
We established an RMBS R&W subrogation recovery as further discussed in "Critical Accounting Policies and Estimates" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in addition to Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts, respectively, of the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. Our ability to realize RMBS R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the OCI which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K for more information about risks relating to our RMBS R&W subrogation recoveries.
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The decrease in public finance gross loss reserves at December 31, 2018 as compared to December 31, 2017 was primarily related to the payment of claims, primarily Puerto Rico. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

($ in millions) Issuer Type December 31,	2018		2017
	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$2,062	$528	$2,201	$650
General obligation	904	24	1,053	60
Transportation revenue	471	49	495	64
Housing	445	26	449	31
Other	105	12	67	11
Total	$3,987	$639	$4,265	$816

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
Long-term Debt:
Long-term debt consists of senior and junior surplus notes issued by Ambac Assurance, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions and the Secured Borrowing obligation. The carrying value of each of these as of December 31, 2018 and 2017 is below:

($ in millions)	December 31, 2018	December 31, 2017
Surplus notes	$737	$918
Ambac note	1,940	—
Tier 2 notes	252	—
Secured borrowing	—	74
Total Long-term Debt	$2,929	$992

The increase in long-term debt from December 31, 2017 is primarily due to the impact of the Rehabilitation Exit Transactions that resulted in the issuance of the Ambac Note and Tier 2 Note and the redemption of a portion of the senior surplus notes then outstanding. Through December 31, 2018 the Ambac Note was partially reduced by redemptions of $214 million and the Tier 2 notes balance increased due to paid-in-kind interest and discount accretion. Surplus notes outstanding increased subsequent to the Rehabilitation Exit Transactions due to issuances by Ambac Assurance in connection with the third quarter 2018 AMPS Exchange and Ambac's resales of notes to the market. The Secured Borrowing was fully repaid in 2018.

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

| Ambac Financial Group, Inc. 61 2018 FORM 10-K |

AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance and Everspan's statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. OCI has prescribed or permitted additional accounting practices for Ambac Assurance and Everspan which are described in Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. As a result of these prescribed and permitted practices, Ambac Assurance’s policyholder surplus at December 31, 2018 and 2017 was less than NAIC SAP by $42 million and $104 million, respectively.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $1,152 million and $1,648 million at December 31, 2018, respectively, as compared to $700 million and $1,156 million at December 31, 2017, respectively. The drivers to the net increase were Ambac Assurance’s statutory net income and reclassifications of $361 million of surplus notes from liabilities to a component of policyholders surplus partially offset by a decline in fair value of below investment grade bond investments of $72 million and contributions to contingency reserves.
Ambac Assurance’s statutory policyholder surplus includes $367 million of junior surplus notes. These junior surplus notes, as well as preferred stock issued by Ambac Assurance with a liquidation preference of $137.5 million, are obligations that have claims on the resources of Ambac Assurance which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
As further discussed in Financial Guarantees in Force above in the Management Discussion and Analysis section of this Form 10-K, pursuant to the COFINA Plan of Adjustment that was effective on February 12. 2019, each holder of Ambac Assurance-insured senior COFINA bonds had the option to elect to either (i) commute their rights in respect of the Ambac Assurance insurance policy associated with the existing senior COFINA bonds, which bonds would be discharged and Ambac policy obligations with respect thereto would be released, in exchange for new COFINA bonds, cash amounts to be paid by COFINA, plus additional cash consideration provided by Ambac Assurance equal to 5.25% of the accreted value of the Ambac Assurance-insured senior COFINA bonds as of the COFINA petition date or (ii) exchange their senior COFINA bonds for units issued by a trust (the "COFINA Class 2 Trust"), which trust would receive the new COFINA bonds and the cash amounts to be paid by COFINA that such holders would have otherwise received to the extent they had elected the recovery under clause (i) above (thereby entitling the trust to receive debt service payments from COFINA with respect to the new COFINA bonds deposited into the trust).

•
The commutation transactions resulted in a reduction of Ambac Assurance's insured exposure to COFINA by approximately 75% and an incurred loss of $37.3 million in 2019, which will be offset by accelerated earned premiums of $29.6 million on the insured exposures being commuted.

•
The non-commuted portion of Ambac Assurance's policy (approximately 25%) or net par exposure of $202 million will remain in force. This remaining policy portion of Ambac Assurance's COFINA exposure together with old COFINA bonds have been deposited into a trust together with the new COFINA bonds and cash and the non-commuted Ambac-insured bondholders receiving units of the trust in return. Cash flows from the new COFINA bonds and cash will be passed through to unit-holders over time and will reduce amounts owed under the remaining Ambac Assurance policy.

Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development, (ii) approval by OCI of principal or interest payments on existing surplus notes, (iii) approval by OCI of principal or interest payments on existing junior surplus notes, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (ix) settlements or resolutions of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed SAP practices by the OCI.
As of December 31, 2018, total unpaid interest, which will require OCI approval for payment, for surplus notes outstanding to third parties and junior surplus notes was $239 million and $108 million, respectively, at the scheduled interest payment date of June 7, 2018. Under SAP, these amounts will be recorded as a liability once approval for payment has been granted by OCI.
The significant differences between GAAP and SAP are that under SAP:

•
Loss reserves are only established for losses on guaranteed obligations that have experienced a payment default in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (5.1% as prescribed by OCI). Loss reserves are established for non-defaulted policies on the date when a binding commutation contract is signed by the counterparty. Under GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 2.8%.

•	Mandatory contingency reserves are required based upon the type of obligation insured, whereas GAAP does not require such a reserve. Releases of the contingency reserves are

| Ambac Financial Group, Inc. 62 2018 FORM 10-K |

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

AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £262.7 million at December 31, 2018 as compared to £266.3 million at December 31, 2017. The reduction in Ambac UK’s shareholders’ funds was primarily due to the increase in loss provisions over the year driven by a lower discount rate, offset by net income arising from the receipt of premiums and investment return in the period. At December 31, 2018, the carrying value of cash and investments was £498 million, an increase from £460 million at December 31, 2017. The increase in cash and investments is due to the continued receipt of premiums, investment returns from Ambac UK's investment portfolio, unrealized foreign exchange gains on investments denominated in currencies other then Ambac UK's functional currency (British Pounds) in the period, offset by loss expenses, tax and overhead payments.
The significant differences between U.S. GAAP and UK GAAP are that under UK GAAP:

•
Loss reserves are only established for losses on guaranteed obligations when, in the judgment of management, a monetary default in the timely payment of debt service is likely to occur, which would result in Ambac UK incurring a loss. A loss provision is established in an amount that is sufficient to cover the present value (currently using a discount rate of 2.46%) of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. The discount rate is equal to the lower of the rate of return on invested assets for either the current year or the period covering the current year plus the four previous years. Under U.S. GAAP, loss reserves are established (net of U.S. GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 2.8% for Ambac UK related transactions.

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

| Ambac Financial Group, Inc. 63 2018 FORM 10-K |

payment. Under U.S. GAAP, premium revenues for both upfront and installment premiums are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of capital resources, regulatory capital requirements and regulatory capital deficits under Solvency II at December 31, 2018 will be be published on Ambac's website during March. Final annual Solvency II data and Ambac UK's annual Solvency and Financial Condition Report will be published on Ambac's website on April 22, 2019.
Available capital resources under Solvency II were a surplus of £110.2 million at December 31, 2018 (based on the quarterly Solvency II filing made on February 11, 2019 which may be subject to update in the final annual Solvency II filing noted above) an improvement from a surplus of £55.1 million at January 1, 2018. Of these available capital resources the value eligible to meet solvency capital requirements at December 31, 2018 was £110.2 million in comparison to £17.0 million as at January 1, 2018. Eligible capital resources at December 31, 2018 and January 1, 2018 are in comparison to regulatory capital requirements of £357.4 million and £346.3 million, respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £247.2 million and £329.3 million at December 31, 2018 and January 1, 2018, respectively. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

•
Insurance intangible amortization: Elimination of the amortization of the financial guarantee insurance intangible asset that arose as a result of the implementation of Fresh Start reporting. These adjustments ensure that all financial guarantee contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC.

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

| Ambac Financial Group, Inc. 64 2018 FORM 10-K |

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a total dollar amount and per diluted share basis, for all periods presented:

	2018		2017		2016
($ in millions, except per share data) Year Ended December 31,	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$186	$3.99	$(329)	$(7.25)	$75	$1.64
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	1	0.02	(11)	(0.24)	(8)	(0.16)
Insurance intangible amortization	107	2.30	151	3.33	175	3.82
Foreign exchange (gains) losses	7	0.16	(21)	(0.47)	39	0.86
Fair value (gain) loss on interest rate derivatives from Ambac CVA	—	—	45	0.99	34	0.73
Adjusted Earnings (Loss)	$301	$6.47	$(165)	$(3.64)	$315	$6.89

Net income (loss) effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. Included within Net income (loss) attributable to common stockholders of these consolidated VIEs was $3 million, $20 million, and $(14) million for the years ended December 31, 2018, 2017 and 2016, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services - Insurance Topic of the ASC, the impact would have been $20 million, $50 million and $148 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net impact of these different accounting bases on Net income attributable to common stockholders (including per share amounts) was $16 million ($0.35 per share), $31 million ($0.68 per diluted share) and $162 million ($3.54 per diluted share), for the years ended December 31, 2018, 2017 and 2016, respectively. This is supplemental information only and is not a component of Adjusted Earnings.
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

| Ambac Financial Group, Inc. 65 2018 FORM 10-K |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	2018		2017
($ in millions, except per share data) December 31,	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,592	$35.12	$1,381	$30.52
Adjustments:
Non-credit impairment fair value losses on credit derivatives	1	0.03	1	0.01
Insurance intangible asset	(719)	(15.87)	(847)	(18.71)
Net unearned premiums and fees in excess of expected losses	462	10.19	597	13.20
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(86)	(1.89)	(31)	(0.68)
Adjusted Book Value	$1,251	$27.58	$1,101	$24.34
Stockholders' equity effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. The impact on Total Ambac Financial Group, Inc. stockholders' equity of these consolidated VIEs was $112 million and $134 million at December 31, 2018 and 2017, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services Insurance Topic of the ASC, the impact on AFG stockholders' equity would have been $148 million and $179 million at December 31, 2018 and 2017, respectively. The net change of these different accounting bases (including per share amounts) was $36 million ($0.79 per share) and $45 million ($0.99 per share), at December 31, 2018 and 2017, respectively. This is supplemental information only and is not a component of Adjusted Book Value.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2017 to December 31, 2018 was primarily driven by Adjusted earnings.

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
Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio (which produce net fair value losses as rates increase) and long-term debt and the interest rate derivatives portfolio (which produce net fair value gains as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio, most notably for RMBS and student loan policies. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
The interest rate derivatives portfolio is managed as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). The interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.9 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at December 31, 2018.

| Ambac Financial Group, Inc. 66 2018 FORM 10-K |

The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2018:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
300 Basis Point Rise	$265	$(701)
200 Basis Point Rise	179	(787)
100 Basis Point Rise	91	(875)
Base Scenario	—	(966)
100 Basis Point Decline(1)	(94)	(1,060)
200 Basis Point Decline(1)	(191)	(1,157)

(1)	Incorporates an interest rate floor of 0%
Due to the low interest rate environment as of December 31, 2018, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The following table summarizes the estimated change in fair values on Ambac’s net derivative liabilities assuming immediate parallel shifts in reference obligation credit spreads related to written credit derivatives and counterparty credit spreads related to uncollateralized interest rate derivatives at December 31, 2018. It is more likely that actual changes in credit spreads will vary by obligor:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
250 Basis Point Widening	$(17)	$(34)
50 Basis Point Widening	(4)	(21)
Base Scenario	—	(17)
250 Basis Point Narrowing	3	(5)
Also included in the fair value of derivatives is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Generally, the need for an Ambac credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. As a result of runoff of uncollateralized interest rate and credit default swap liabilities, Ambac’s credit valuation adjustment included in the determination of fair value has resulted in $0.1 million reduction to derivative liabilities as of December 31, 2018. An increase in Ambac credit spreads as much as 250 basis points would result in less than a $1 million impact to the fair value of derivatives at December 31, 2018. Refer to Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on measurement of the credit valuation adjustment.
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings other than Ambac guaranteed securities at December 31, 2018. It is more likely that actual changes in credit spreads will vary by security:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
250 Basis Point Widening	$(104)	$2,581
50 Basis Point Widening	(21)	2,664
Base Scenario	—	2,685
50 Basis Point Narrowing	20	2,705
250 Basis Point Narrowing	74	2,759
Foreign Currency Risk:
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets of Ambac UK. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in spot foreign exchange rates to U.S. dollars as of December 31, 2018.

($ in millions)	Estimated change in fair value
Change in Foreign Exchange Rates Against U.S. Dollar
20% Decrease	$(56)
10% Decrease	(28)
10% Increase	28
20% Increase	56

| Ambac Financial Group, Inc. 67 2018 FORM 10-K |

Item 8.     Financial Statements and Supplementary Data

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm			69

Consolidated Financial Statements
Consolidated Balance Sheets	71	Consolidated Statements of Stockholders’ Equity	73
Consolidated Statements of Total Comprehensive Income (Loss)	72	Consolidated Statements of Cash Flows	74

Notes to Consolidated Financial Statements
Note 1. Background and Business Description	75	Note 10. Investments	117
Note 2. Basis of Presentation and Significant Accounting Policies	78	Note 11. Derivative Instruments	122
Note 3. Variable Interest Entities	90	Note 12. Loans	125
Note 4. Comprehensive Income	94	Note 13. Long-term Debt	125
Note 5. Net Income Per Share	95	Note 14. Income Taxes	127
Note 6. Financial Guarantees in Force	96	Note 15. Employment Benefit Plans	129
Note 7. Financial Guarantee Insurance Contracts	97	Note 16. Commitments and Contingencies	132
Note 8. Insurance Regulatory Restrictions	104	Note 17. Quarterly Information (Unaudited)	139
Note 9. Fair Value Measurements	107

| Ambac Financial Group, Inc. 68 2018 FORM 10-K |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Ambac Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
February 28, 2019

| Ambac Financial Group, Inc. 69 2018 FORM 10-K |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
New York, New York
February 28, 2019

| Ambac Financial Group, Inc. 70 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in thousands, except share data) December 31,	2018	2017
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $3,020,744 and $4,614,623)	$3,115,675	$4,652,172
Fixed income securities pledged as collateral, at fair value (amortized cost of $0 and $99,719)	—	99,719
Short-term investments, at fair value (amortized cost of $430,405 and $557,476)	430,331	557,270
Other investments (includes $351,049 and $396,689 at fair value)	391,217	431,630
Total investments	3,937,223	5,740,791
Cash and cash equivalents	63,089	623,703
Restricted cash	19,405	—
Receivable for securities	3,351	11,177
Investment income due and accrued	11,576	16,532
Premium receivables	495,391	586,312
Reinsurance recoverable on paid and unpaid losses	23,133	40,997
Deferred ceded premium	61,134	52,195
Subrogation recoverable	1,932,960	631,213
Loans	9,913	10,358
Derivative assets	59,468	73,199
Current taxes	47,040	11,803
Insurance intangible asset	718,931	846,973
Other assets	112,788	46,614
Variable interest entity assets:
Fixed income securities, at fair value	2,737,286	2,914,145
Restricted cash	999	978
Loans, at fair value	4,287,664	11,529,384
Derivative assets	66,302	54,877
Other assets	1,058	1,123
Total assets	$14,588,711	$23,192,374
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$629,971	$783,155
Loss and loss expense reserves	1,826,078	4,745,015
Ceded premiums payable	32,913	37,876
Deferred taxes	40,130	33,659
Long-term debt	2,928,929	991,696
Accrued interest payable	375,808	436,984
Derivative liabilities	76,699	82,782
Other liabilities	62,085	67,583
Payable for securities purchased	1,707	1,932
Variable interest entity liabilities:
Accrued interest payable	556	589
Long-term debt, at fair value	5,268,596	12,160,544
Derivative liabilities	1,712,062	2,205,264
Other liabilities	30	37
Total liabilities	12,955,564	21,547,116
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,365,170 and 45,275,982	454	453
Additional paid-in capital	219,429	199,560
Accumulated other comprehensive income (loss)	(48,715)	(52,239)
Retained earnings	1,421,302	1,233,845
Treasury stock, shares at cost: 28,892 and 24,816	(473)	(471)
Total Ambac Financial Group, Inc. stockholders’ equity	1,591,997	1,381,148
Noncontrolling interest	41,150	264,110
Total stockholders’ equity	1,633,147	1,645,258
Total liabilities and stockholders’ equity	$14,588,711	$23,192,374
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 71 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss)

(Dollars in thousands, except share data) Year Ended December 31,	2018	2017	2016
Revenues:
Net premiums earned	$111,089	$175,277	$197,287
Net investment income:
Securities available-for-sale and short-term	270,525	337,774	281,049
Other investments	2,192	23,179	32,318
Total net investment income	272,717	360,953	313,367
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(3,260)	(54,625)	(89,700)
Portion of other-than-temporary impairment recognized in other comprehensive income	22	34,454	67,881
Net other-than-temporary impairment losses recognized in earnings	(3,238)	(20,171)	(21,819)
Net realized investment gains (losses)	111,624	5,366	39,284
Net gains (losses) on derivative contracts	6,990	75,937	(30,167)
Net realized gains on extinguishment of debt	3,121	4,920	4,845
Other income	4,922	214	18,070
Income (loss) on variable interest entities	3,436	19,670	(14,093)
Total revenues	510,661	622,166	506,774
Expenses:
Losses and loss expenses (benefit)	(223,613)	513,186	(11,489)
Insurance intangible amortization	107,281	150,854	174,608
Operating expenses	112,204	122,436	114,285
Interest expense	242,256	119,941	124,344
Total expenses	238,128	906,417	401,748
Pre-tax income (loss)	272,533	(284,251)	105,026
Provision for income taxes	5,134	44,464	30,709
Net income (loss)	267,399	(328,715)	74,317
Less: net gain (loss) attributable to noncontrolling interest	—	—	(526)
Less: loss on exchange of auction market preferred shares	81,686	—	—
Net income (loss) attributable to common stockholders	$185,713	$(328,715)	$74,843
Other comprehensive income (loss), after tax:
Net income (loss)	$267,399	$(328,715)	$74,317
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $2,366, $0 and $0	55,148	(81,520)	67,900
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0 and $0	(47,893)	73,586	(122,128)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $161, $0 and $0	935	—	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0 and $0	(1,766)	1,273	23
Total other comprehensive income (loss), net of income tax	6,424	(6,661)	(54,205)
Total comprehensive income (loss)	273,823	(335,376)	20,112
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net gain	—	—	(526)
Less: loss on exchange of auction market preferred shares	81,686	—	—
Total comprehensive income (loss) attributable to common stockholders	$192,137	$(335,376)	$20,638
Net income (loss) per share attributable to common stockholders:
Basic	$4.07	$(7.25)	$1.66
Diluted	$3.99	$(7.25)	$1.64
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 72 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2018	$1,645,258	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)	$264,110
Total comprehensive income	273,823	267,399	6,424	—	—	—	—	—
Adjustment to initially apply ASU 2016-01	—	2,900	(2,900)	—	—	—	—	—
Stock-based compensation	11,854	—	—	—	—	11,854	—	—
Cost of shares (acquired) issued under equity plan	(1,158)	(1,156)	—	—	—	—	(2)	—
Issuance of common stock	1	—	—	—	1	—	—	—
Exchange of auction market preferred shares	(296,634)	(81,686)	—	—	—	8,012	—	(222,960)
Warrants exercised	3	—	—	—	—	3	—	—
Balance at December 31, 2018	$1,633,147	$1,421,302	$(48,715)	$—	$454	$219,429	$(473)	$41,150

Balance at January 1, 2017	$1,978,024	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)	$264,110
Total comprehensive income	(335,376)	(328,715)	(6,661)	—	—	—	—	—
Adjustment to initially apply ASU 2018-02	—	6,588	(6,588)	—	—	—	—	—
Adjustment to initially apply ASU 2016-09	(137)	(137)	—	—	—	—	—	—
Stock-based compensation	4,293	—	—	—	—	4,293	—	—
Cost of shares (acquired) issued under equity plan	(1,547)	(1,572)	—	—	—	—	25	—
Issuance of common stock	1	—	—	—	1	—	—	—
Balance at December 31, 2017	$1,645,258	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)	$264,110

Balance at January 1, 2016	$1,958,346	$1,478,439	$15,215	$—	$450	$190,813	$(118)	$273,547
Total comprehensive income	20,112	74,843	(54,205)	—	—	—	—	(526)
Adjustment to initially apply ASU 2014-13	—	6,442	—	—	—	—	—	(6,442)
Stock-based compensation	5,253	—	—	—	—	5,253	—	—
Cost of shares (acquired) issued under equity plan	(505)	(127)	—	—	—	—	(378)	—
Cost of warrants acquired	(2,717)	(1,916)	—	—	—	(801)	—	—
Issuance of common stock	2	—	—	—	2	—	—	—
Deconsolidation of a variable interest entity	(2,469)	—	—	—	—	—	—	(2,469)
Warrants exercised	2	—	—	—	—	2	—	—
Balance at December 31, 2016	$1,978,024	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)	$264,110
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 73 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Dollars in thousands) Year Ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$185,713	$(328,715)	$74,843
Noncontrolling interest in subsidiaries’ earnings	—	—	(526)
Exchange for auction market preferred shares	81,686	—	—
Net income (loss)	267,399	(328,715)	74,317
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	699	992	1,220
Amortization of bond premium and discount	(136,772)	(182,997)	(150,061)
Share-based compensation	11,854	4,293	5,253
Deferred income taxes	6,572	31,939	(485)
Current income taxes	(35,498)	(26,272)	9,727
Unearned premiums, net	(162,542)	(168,208)	(289,140)
Losses and loss expenses, net	(1,633,203)	399,982	853,978
Ceded premiums payable	(4,963)	(4,653)	(10,965)
Investment income due and accrued	4,967	9,425	(750)
Premium receivables	91,300	76,900	172,331
Accrued interest payable	9,168	49,969	66,439
Amortization of insurance intangible assets	107,281	150,854	174,608
Net mark-to-market (gains) losses	893	(14,783)	(19,194)
Net realized investment gains	(111,624)	(5,366)	(39,284)
Other-than-temporary impairment charges	3,238	20,171	21,819
(Gain) loss on extinguishment of debt	(3,121)	(4,920)	(4,845)
Variable interest entity activities	(3,436)	(19,670)	14,093
Derivative assets and liabilities	(17,488)	(223,247)	(7,625)
Other, net	62,013	13,036	(41,130)
Net cash used in operating activities	(1,543,263)	(221,270)	830,306
Cash flows from investing activities:
Proceeds from sales of bonds	1,247,506	2,138,936	867,882
Proceeds from matured bonds	431,736	813,990	1,317,215
Purchases of bonds	(528,156)	(2,053,693)	(2,574,285)
Proceeds from sales of other invested assets	158,846	349,799	131,703
Purchases of other invested assets	(140,338)	(299,424)	(281,570)
Change in short-term investments	126,742	(126,891)	(206,002)
Change in cash collateral receivable	(57,736)	122,844	27,372
Proceeds from paydowns of consolidated VIE assets	348,873	234,670	261,556
Other, net	383	(16,792)	3,042
Net cash provided by (used in) investing activities	1,587,856	1,163,439	(453,087)
Cash flows from financing activities:
Net proceeds from issuance of Tier 2 notes	240,000	—	—
Proceeds from issuance of surplus notes	24,190	—	—
Paydowns of Ambac Note	(214,062)	—	—
Paydowns of a secured borrowing	(73,993)	(28,992)	(29,482)
Payments for investment agreement draws	—	(82,358)	(17,964)
Payments for extinguishment of surplus notes	(191,258)	(69,499)	(19,550)
Payments for debt issuance costs	(9,221)	—	—
Payments for auction market preferred shares	(11,048)	—	—
Tax payments related to shares withheld for share-based compensation plans	(1,116)	(1,268)	—
Proceeds from warrant exercises	3	—	2
Cost of warrants acquired	—	—	(2,717)
Payments of consolidated VIE liabilities	(348,873)	(230,063)	(249,271)
Net cash used in financing activities	(585,378)	(412,180)	(318,982)
Effect of foreign exchange on cash and cash equivalents	(403)	(1,206)	(3,905)
Net cash flow	(541,188)	528,783	54,332
Cash, cash equivalents, and restricted cash at beginning of period	624,681	95,898	41,566
Cash, cash equivalents, and restricted cash at end of period	$83,493	$624,681	$95,898
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 74 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991.
Ambac provides financial guarantee insurance policies through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance" or "AAC") and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned subsidiary, Everspan Financial Guarantee Corp., which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance and Ambac UK from being able to write new business. The inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition and by the terms of the Settlement Agreement, dated as of June 7, 2010, as amended (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the Stipulation and Order among the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”), Ambac and Ambac Assurance that became effective on February 12, 2018, as amended (the “Stipulation and Order”), the terms of the indenture for the Tier 2 Notes (as defined below), which are substantially similar to the terms of the Settlement Agreement in this regard, and the terms of its Auction Market Preferred Shares ("AMPS"). It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
Management reviews financial information, allocates resources and measures financial performance on a consolidated basis. As a result, the Company has a single reportable segment.
Limitations on Voting and Transfer of Common Stock
Ambac’s Amended and Restated Certificate of Incorporation limits voting and transfer rights of stockholders in significant ways. Article IV contains voting restrictions applicable to any person owning at least 10% of Ambac’s common stock so that such person (including any group consisting of such person and any other person with whom such person or any affiliate or associate of such person has any agreement, contract, arrangement or understanding with respect to acquiring, voting, holding or disposing of Ambac’s common stock) shall not be entitled to cast votes in excess of one vote less than 10% of the votes entitled to be cast by all common stock holders, except as otherwise approved by the OCI. Article XII contains substantial restrictions on the ability to transfer Ambac’s common stock. In order to preserve certain tax benefits, subject to limited exceptions, any attempted transfer of common stock shall be prohibited and void to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons shall become a holder of 5% or more of the Company’s common stock or (ii) the percentage stock ownership interest in Ambac of any holder of 5% or more of the Company’s common stock shall be increased (a “Prohibited Transfer”). These restrictions shall not apply to an attempted transfer if the transferor or the transferee obtains the written approval of Ambac’s Board of Directors to such transfer. A purported transferee of a Prohibited Transfer shall not be recognized as a stockholder of Ambac for any purpose whatsoever in respect of the securities which are the subject of the Prohibited Transfer (the “Excess Securities”). Until the Excess Securities are acquired by another person in a transfer that is not a Prohibited Transfer, the purported transferee of a Prohibited Transfer shall not be entitled with respect to such Excess Securities to any rights of stockholders of Ambac, including, without limitation, the right to vote such Excess Securities and to receive dividends or distributions, whether liquidating or otherwise, in respect thereof, if any. Once the Excess Securities have been acquired in a transfer that is not a Prohibited Transfer, the securities shall cease to be Excess Securities. If the Board determines that a transfer of securities constitutes a Prohibited Transfer then, upon written demand by Ambac, the purported transferee shall transfer or cause to be transferred any certificate or other evidence of ownership of the Excess Securities within the purported transferee’s possession or control, together with any distributions paid by Ambac with respect to such Excess Securities, to an agent designated by Ambac. Such agent shall thereafter sell such Excess Securities and the proceeds of such sale shall be distributed as set forth in the Amended and Restated Certificate of Incorporation. If the purported transferee of a Prohibited Transfer has resold the Excess Securities before receiving such demand, such person shall be deemed to have sold the Excess Securities for Ambac’s agent and shall be required to transfer to such agent the proceeds of such sale, which shall be distributed as set forth in the Amended and Restated Certificate of Incorporation.
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
The PLR addresses the ownership of Ambac’s common stock by three separate groups of funds and accounts managed by three separate investment advisors. In the PLR the IRS ruled that, based on certain facts and representations, for purposes of Section 382 each investment advisor will not be treated as the owner of the shares which it holds on behalf of the funds and accounts it advises, and each group of funds and accounts will not be treated as a single entity. The conclusions in the PLR are based on the particular facts and circumstances set forth in Ambac’s request for the PLR,

| Ambac Financial Group, Inc. 75 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

including those set forth in representations provided in writing by the investment advisors to Ambac, such as the current and expected future investment strategies of the funds and accounts managed by these investment advisors, the current and expected manner in which the funds and accounts, and the investment decisions regarding Ambac’s common stock, are managed by these investor advisors, and the current and expected tax classification of the funds managed by these investment advisors. The PLR does not address the application of Section 382 to any Ambac shareholder other than those specifically addressed in the PLR. Ambac reserves all rights under its Charter regarding transfers and voting of its stock and other securities, including those unrelated to Section 382. Furthermore, receipt of the PLR does not affect any voting or ownership restrictions that may apply to holders of Ambac’s common stock pursuant to applicable law.
As a result of the PLR, neither the investment advisors specifically addressed therein nor the funds and accounts they advise will be treated by Ambac as 5% shareholders for purposes of Article XII of the Charter unless any representation provided to Ambac by an investment advisor ceases to be true, including that no individual fund or account owns 5% or more of Ambac’s common stock.
Strategies to Enhance Shareholder Value
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

•	Ongoing rationalization of Ambac's and its subsidiaries' capital and liability structures;

•	Loss recovery through active litigation management and exercise of contractual and legal rights;

•	Ongoing review of the effectiveness and efficiency of Ambac's operating platform; and

•	Evaluation of opportunities in certain business sectors that meet acceptable criteria that will generate long-term stockholder value with attractive risk-adjusted returns.
With respect to our new business strategy, we have identified certain business sectors adjacent to Ambac's core business in which future opportunities will be evaluated. We have been evaluating strategic opportunities in credit, insurance, asset management and other financial services that we believe would be synergistic to Ambac and would leverage our core competencies. We will be measured and disciplined in our approach as we consider and pursue opportunities to deploy our capital with the goal of creating sustainable long-term shareholder value. Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to identify or execute a suitable transaction and/or obtain the financial and other resources that may be required to finance the acquisition or development of any new businesses or assets.

The execution of Ambac’s objective to increase the value of its investment in Ambac Assurance is subject to the rights of OCI under the Stipulation and Order, which requires OCI to approve certain actions taken by or in respect of Ambac Assurance, as well as restrictions in the Settlement Agreement and in the indenture for the Tier 2 Notes. Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of Ambac Assurance’s and its subsidiaries' creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Decisions by OCI could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.
The Segregated Account
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Wisconsin Insurance Commissioner, acting as rehabilitator (the "Rehabilitator") commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court, which was confirmed on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Policy obligations not allocated to the Segregated Account remained in the General Account of Ambac Assurance, and such policies in the General Account were not subject to and, therefore, were not directly impacted by the Segregated Account Rehabilitation Plan.
On February 12, 2018, the rehabilitation of the Segregated Account was concluded pursuant to an amendment to the Segregated Account Rehabilitation Plan (the "Second Amended Plan of Rehabilitation"). The conclusion of the rehabilitation followed the successful completion of Ambac's surplus note exchange offers and consent solicitation, which, together with the satisfaction of all conditions precedent to the effectiveness of the Second Amended Plan of Rehabilitation, including the discharge of all unpaid policy claims of the Segregated Account, including accretion amounts thereon ("Deferred Amounts"), completed the restructuring transactions (the "Rehabilitation Exit Transactions") announced by Ambac on July 19, 2017.
In exchange for an effective consideration package of 40% cash, 41% Secured Notes (as defined below) and 12.5% General Account Surplus Notes (as defined below), paid in respect of outstanding Deferred Amounts and General Account Surplus

| Ambac Financial Group, Inc. 76 2018 FORM 10-K |

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

•
Cancellation of $552,320 in principal amount outstanding, plus accrued and unpaid interest of $257,200 thereon, of Ambac Assurance's 5.1% surplus notes due 2020 (the "General Account Surplus Notes"); and

•
An effective discount of 6.5% on Deferred Amounts (applied first against accretion) and on the outstanding amount of principal and accrued and unpaid interest on tendered General Account Surplus Notes.

Ambac received $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts (including accretion) that it held, and provided a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims. Ambac did not participate in the voluntary surplus note exchange offers. Until the earlier of (i) June 8, 2020 and (ii) the date on which at least 25% of the principal amount of General Account Surplus Notes (other than junior surplus notes) are no longer outstanding, Ambac has agreed to hold and not sell General Account Surplus Notes (other than junior surplus notes) which, as of June 30, 2017, had an aggregate of $60,000 of principal amount and accrued and unpaid interest outstanding.
A newly formed special purpose entity, Ambac LSNI, LLC ("Ambac LSNI") issued $2,154,332 of new secured notes (the “Secured Notes”), secured by all assets of the special purpose entity, which include a note issued by Ambac Assurance to the special purpose entity (the "Ambac Note"), which is secured by a pledge of Ambac Assurance’s right, title and interest in up to the first $1,400,000 of proceeds (net of reinsurance) from certain litigations in which Ambac Assurance seeks redress for breaches of representations and warranties and/or fraud related to residential mortgage-backed securitizations (the “RMBS Litigations”). In addition, the Ambac Note is secured by cash and securities having a market value of $209,983 as of December 31, 2018. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of the Secured Notes held by Ambac Assurance from time to time, and issued a financial guaranty insurance policy to a trustee for the benefit of holders of Secured Notes irrevocably guarantying all principal and interest payments in respect of the Secured Notes as and when such payments become due and owing.
Prior to the Rehabilitation Exit Transactions, Ambac and Ambac Assurance owned securities that were insured by Ambac Assurance and allocated to the Segregated Account. As a result of the Rehabilitation Exit Transactions, Ambac and Ambac Assurance received $124,881 and $643,583, respectively, of par amount of Secured Notes issued by Ambac LSNI. The current holdings of these secured notes are reported in Investments in the Consolidated Balance Sheets at their fair value.
Stipulation and Order
Upon consummation of the Rehabilitation Exit Transactions, the Stipulation and Order became effective. The Stipulation and Order includes affirmative covenants, as well as restrictions on certain business activities and transactions, of Ambac and Ambac Assurance. The Stipulation and Order has no fixed term and may be terminated or modified only with the approval of OCI. OCI reserved the right to modify or terminate the Stipulation and Order in a manner consistent with the interests of policyholders, creditors and the public generally.
Tier 2 Financing
On the effective date of the Rehabilitation Exit Transactions, Ambac Assurance issued $240,000 of senior notes (the “Tier 2 Notes”) secured by Ambac Assurance’s rights, title and interest in the cash and non-cash proceeds (net of reinsurance) above $1,600,000 received in connection with the RMBS Litigations. The indenture for the Tier 2 Notes limits certain activities of Ambac Assurance and its subsidiaries, such as issuing indebtedness; engaging in mergers and similar transactions; disposing of assets; making restricted payments; and creating or permitting liens (among other restrictions and limitations). The indenture for the Tier 2 Notes includes certain allowances with respect to these activities and generally requires the approval of OCI and, in some cases, holders of the Tier 2 Notes, for consents, waivers or amendments.
Bank Settlement Agreement Waiver and Amendment
As part of the Rehabilitation Exit Transactions, Ambac and Ambac Assurance received sufficient consents from holders of General Account Surplus Notes for a waiver and amendment (the "BSA Waiver and Amendment") of the Settlement Agreement. Among other provisions, the BSA Waiver and Amendment includes amendments to the Settlement Agreement that (i) eliminate the requirement for Ambac Assurance to have "unaffiliated qualified directors" on its Board of Directors; (ii) eliminate the prohibition on new business activities; (iii) modify the restrictions on the incurrence of indebtedness and other material obligations; (iv) modify the restrictions on liens securing permitted indebtedness; (v) modify restrictions applicable to junior surplus notes; and (vi) modify restrictions on mergers or similar transactions. After giving effect to the BSA Waiver and Amendment, the Settlement Agreement continues to limit certain activities of Ambac Assurance and its subsidiaries, such as issuing indebtedness; engaging in mergers and similar transactions; disposing of assets; making restricted payments; creating or permitting liens; engaging in transactions with affiliates; modifying or creating tax sharing agreements; and taking certain actions with respect to surplus notes (among other restrictions and limitations). The Settlement Agreement includes certain allowances with respect to these activities and generally requires the approval of OCI and, in some cases, holders of surplus notes issued pursuant to the Settlement Agreement, for consents, waivers or amendments.
Final Decree and Order
On June 22, 2018, the Rehabilitation Court entered the Final Decree and Order discharging the Wisconsin Insurance Commissioner as Rehabilitator and the Special Deputy Commissioner for the Segregated Account and formally closing the case that was commenced by OCI in the Rehabilitation Court in 2010.

| Ambac Financial Group, Inc. 77 2018 FORM 10-K |

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
In exchange for each $25 of liquidation preference (i.e., per share), AMPS holders received from Ambac Assurance General Account Surplus Notes with a total outstanding amount (including accrued and unpaid interest thereon through on June 22, 2018 (the "Signing Date")) equal to $13.875 (the “Repurchase”). AMPS holders who tendered on or before July 17, 2018, representing 22,096 of the AMPS, also received from Ambac $0.500 in cash and 37.3076 warrants (rounded down to the nearest whole warrant) to purchase an equivalent number of shares of common stock of Ambac at an exercise price of $16.67 per share (the “AFG Purchase” and, together with the Repurchase, the “Purchases”).
As a result of the completion of the Purchases, Ambac:

1)	Repurchased 84.4% or 22,296 AMPS with an aggregate liquidation preference of $557,400, including $34,650 in aggregate liquidation preference in the AFG Purchase;

2)	Captured a nominal discount of approximately $227,000 (a discount of approximately $253,000 on a fair market value basis) on $557,400 of the total outstanding liquidation preference of AMPS; and

3)
Issued, in aggregate, $212,740 in current principal amount of General Account Surplus Notes with accrued interest thereon on Settlement Date of $98,366, issued 824,307 warrants and paid $11,048 in cash.

The AMPS are reported on the balance sheet within non-controlling interests and are carried at their fair value at the date Ambac emerged from bankruptcy in April 2013, which is lower than the fair value of the total consideration provided to the AMPS holders in the Purchases. The difference between the fair value of consideration provided to AMPS holders and the carrying amount of the AMPS was reflected as a reduction to Net income attributable to common stockholders in the third quarter of 2018 for approximately $81,686.
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Ambac’s consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures. Such estimates that are particularly susceptible to change are used in connection with certain fair value measurements, valuation of loss reserves for non-derivative insurance policies and the valuation allowance on the deferred tax asset, any of which individually could be material.
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

| Ambac Financial Group, Inc. 78 2018 FORM 10-K |

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
Ambac Unconsolidated Financial Information:
Financial information of Ambac is presented in Schedule II to this Form 10-K as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016. Investments in subsidiaries are accounted for using the equity method of accounting.
Investments:
The Investments - Debt Securities Topic of the ASC requires that all debt instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac’s non-VIE debt investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by the Investments - Debt Securities Topic of the ASC. Available-for-sale debt securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income in Stockholders’ Equity and computed using amortized cost as the basis. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the remaining term of the securities. For structured debt securities with a large underlying pool of homogenous loans, such as mortgage-backed and asset-backed securities, premiums and discounts are adjusted for the effects of actual and anticipated prepayments on a retrospective basis. For other fixed income securities, such as corporate and municipal bonds, premiums and discounts are amortized or accreted over the remaining term of the securities even if they are callable.
Ambac’s non-VIE investment portfolio also includes equity interests in pooled investment funds which are accounted for in accordance with the Investments - Equity Securities Topic of the ASC. Such equity interests are reported as Other investments on the Consolidated Balance Sheet at fair value with changes in fair value reported through Net investment income on the Statement of Comprehensive Income.
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

Ambac has a formal impairment review process for fixed income available for sale securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of impairment that may be other than temporary in accordance with the Investments - Debt Securities Topic of the ASC. Factors considered to identify and assess securities for other than temporary impairment include: (i) fair values that have declined by 20% or more below amortized cost; (ii) market values that have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor, as applicable, and an analysis of projected defaults on the underlying collateral; (v) scheduled interest payments are past due; (vi) whether Ambac has the intent to sell the security; and (vii) whether it is more likely than not that Ambac will be required to sell a security before the anticipated recovery of its amortized cost basis. If we believe a decline in the fair value of a particular investment is temporary, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income in Stockholders’ Equity on our Consolidated Balance Sheets. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an other-than-temporary impairment charge is recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the credit impairment loss is recognized in earnings, and the other-than-temporary amount related to all other factors is recognized in other comprehensive income. For fixed income securities that have other-than-temporary impairments in a period, the previous amortized cost of the security less the amount of the other-than-temporary impairment recorded through earnings becomes the investment’s new amortized cost basis. Ambac accretes the new amortized cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security.
The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the impact of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to Ambac insured securities owned, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments. Prior to the discharge and settlement of the Segregated Account's claim obligations on February 12, 2018, the estimate of Ambac's Segregated Account claim payments, including interest on Deferred Amounts, was an important consideration in the evaluation of other than temporary impairment as such payments were at the sole discretion of the Rehabilitator. Refer to Note 1. Background and Business Description for more information on the Segregated Account and the Segregated Account Rehabilitation

| Ambac Financial Group, Inc. 79 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Proceedings. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including Ambac's intention to sell securities and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Net Premiums:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at December 31, 2018 and 2017, was 2.7%. and 2.5%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2018 and 2017, was 8.7 years and 9.8 years, respectively.
Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable include residential mortgage-backed securities. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk-free rate corresponding to the initial weighted average life of the related policy.
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
Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset is established which is initially recorded as the cash amount paid. For installment premiums, a ceded premiums payable liability and offsetting deferred ceded premium asset are initially established in an amount equal to: i) the present value of future contractual premiums due or ii) if the underlying insured obligation is a homogenous pool of assets, the present value of expected premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both upfront and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time as the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums.
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

•
Loans reported at their outstanding principal balance less unamortized discount (non-VIE loans). Interest income is earned using the effective interest method based upon interest accrued on the unpaid principal balance adjusted for accretion of discounts. A loan is considered impaired when, based on the financial condition of the borrower, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement.

•
Loans held by VIEs consolidated as required under the Consolidation Topic of the ASC are carried at fair value under the fair value option election with changes in fair value recorded in Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income.

| Ambac Financial Group, Inc. 80 2018 FORM 10-K |

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

•
Credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under the Derivatives and Hedging Topic of the ASC. Changes in fair value of credit derivatives are recorded within Net gains (losses) on derivative contracts on the Consolidated Statements of Total Comprehensive Income.

•
Ambac maintains a portfolio consisting primarily of interest rate swaps and futures contracts to economically hedge interest rate risk in the financial guarantee and investment portfolios. This portfolio also includes legacy interest rate swaps with asset-backed securitization issuers, states, municipalities and their authorities which were written in connection with their financings. Changes in fair value of all interest rate derivatives are recorded within net gains (losses) on derivative contracts on the Consolidated Statements of Total Comprehensive Income.

•
VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within their securitization structure. Changes in fair value of consolidated VIE derivatives are included within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income.

All derivatives are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by counterparty only when a legal right of offset exists. Variation payments on centrally cleared swaps and futures contracts are considered settlements of the associated derivative balances and are reflected as a reduction to derivative liabilities or assets on the Consolidated Balance Sheets. For other derivatives, Ambac has determined that the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement and are included in "Other assets" on the Consolidated Balance Sheets. Refer to Note 11. Derivative Instruments for further discussion of the Company’s use of derivative instruments and their impact of the consolidated financial statements. Refer to Note 9. Fair Value Measurements for further description of the methodologies used to determine the fair value of derivative contracts, including model inputs and assumptions where applicable.
Insurance Intangible Asset:
At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying values of our financial guarantee insurance and reinsurance contracts continue to be reported and measured in accordance with their existing accounting policies. Pursuant to the Financial Services-Insurance Topic of the ASC, the insurance intangible is to be measured on a basis consistent with the related financial guarantee insurance and reinsurance contracts. The insurance intangible asset is amortized using a level yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts and is applied to groups of contracts with similar characteristics.
Restricted Cash:
Cash that we do not have the right to use for general purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes consolidated variable interest entity cash restricted to support the obligations of the consolidated VIEs.
Loss and Loss Expenses:
The loss and loss expense reserve (“loss reserve”) policy relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The policy for derivative contracts is discussed in the “Derivative Contracts” section above. A loss reserve is recorded on the balance sheet on a policy-by-policy basis. Loss reserve components of an insurance policy include unpaid claims and the present value ("PV") of expected net cash flows to be paid under an insurance contract, further described below:

•
Unpaid claims represent the sum of (i) claims not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and (ii) accrued interest on Deferred Amounts (generally at an effective rate of 5.1%.) as required by the Segregated Account Rehabilitation Plan that became effective on June 12, 2014. Unpaid claims are measured based on the cost of settling the claims, which is principal plus accrued interest. As a result of the Rehabilitation Exit Transactions, as of February 12, 2018, all unpaid claims for policies allocated to the Segregated Account were fully satisfied and discharged. Subsequent to the Rehabilitation Exit Transactions, unpaid claims are no longer included as a component of loss reserves. Refer to Note 1. Background and Business Description for further discussion of the Segregated Account rehabilitation.

•
The PV of expected net cash flows represents the PV of expected cash outflows less the PV of expected cash inflows. The PV of expected net cash flows are impacted by: (i) expected future claims to be paid under an insurance contract, including the impact of potential settlement outcomes upon future installment premiums, (ii) expected recoveries from contractual breaches of RMBS representations and warranties by transaction sponsors, which is discussed further in the “RMBS Representation and Warranty Subrogation Recoveries” section below, (iii) excess spread within the underlying transaction's cash flow structure, and (iv) other subrogation recoveries, including other litigation recoveries and expected receipts from third parties within the underlying transaction's cash flow structure. Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included

| Ambac Financial Group, Inc. 81 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

negotiations and/or pursuing litigation. Ambac does not estimate recoveries for litigations where its sole claim is for fraudulent inducement, since any remedies under such claims would be non-contractual.
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

•
Watch list - credits that demonstrate the potential for future material adverse development due to such factors as long-term uncertainty about a particular sector, a certain structural element or concern related to the issuer or transaction or the overall financial and economic sustainability.

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

| Ambac Financial Group, Inc. 82 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The population of credits evaluated in Ambac’s loss reserve process are: (i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by senior RMG officers. For certain credit exposures, Ambac’s additional monitoring, loss remediation efforts and probabilities of potential settlement outcomes may provide information relevant to adjust this estimate of “base case” statistical expected losses. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted scenarios to determine an adjusted statistical expected loss that better reflects management’s view of a given transaction’s expected losses, as well as the potential for additional remediation activities (e.g., commutations).
The second approach entails the use of cash-flow based models to estimate expected losses (future claims, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s RMG group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or third party models and tools to project future losses and resultant claim payment estimates. We utilize cash flow models for residential mortgage-backed (RMBS), student loan, Puerto Rico and other exposures. RMBS and student loan models use historical performance of the collateral pools in order to then derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In other cases, such as many public finance exposures, including our Puerto Rico exposures, we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the fiscal, economic, legal and political framework. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance an insured issue, Ambac’s ability to execute a potential settlement (i.e., commutation) of the insurance policy, including the impact on future installment premiums, and/or other restructuring scenarios. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors.
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
RMBS Representation and Warranty Subrogation Recoveries:
Ambac records, as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties described herein. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations and warranties with respect to loan characteristics, the absence of borrower fraud in the underlying loan pools and other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations or warranties. Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions which exhibited exceptionally poor performance. Factors which Ambac believes to be indicative of poor performance include (i) high levels of early payment defaults, (ii) significant numbers of loan liquidations or charge-offs and resulting high levels of losses and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations.
Generally, subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans for repurchase to the contractual counterparty bearing the repurchase obligation, which is typically the transaction sponsor. To effect a repurchase, depending on the transaction, the sponsor is obligated to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for loans that has already been liquidated or charged-off, the amount of the realized loss (which in certain cases may exclude accrued unpaid interest). In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is

| Ambac Financial Group, Inc. 83 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for previously paid claims. Notwithstanding the reimbursement of previous claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall. Ambac may also receive payments directly from transaction sponsors in settlement of their repurchase obligations pursuant to negotiated settlement agreements or otherwise as a result of related litigation.
While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not honored those obligations without actual or threatened litigation. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has initiated and will continue to pursue lawsuits seeking compliance with the repurchase obligations in the securitization documents.
Ambac has performed the above-mentioned, detailed examinations on a variety of second-lien and first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency, or are otherwise deemed to have the financial wherewithal to live up to their repurchase obligations. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the parent, each of these large institutions has significant financial resources and may have an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would ultimately assume financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ ability to honor the obligations of the original sponsor. Certain successor financial institutions have made significant payments to certain claimants to settle breaches of representations and warranties perpetrated by sponsors that have been acquired by such financial institutions. For example, Ambac received a significant payment in 2016 from JP Morgan to settle RMBS-related litigation. As a result of these factors, we do not make significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors.

Our ability to realize RMBS R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize RMBS R&W subrogation recoveries for any reason or the realization of RMBS R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition and may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance.
The approach used to estimate RMBS R&W subrogation recoveries is based on obtaining loan files from the original pool and conducting loan file re-underwriting to derive a breach rate to be extrapolated to determine an estimated repurchase obligation. We limit the estimated repurchase obligation by ever-to-date incurred losses.
Multiple probability-weighted scenarios are developed by applying various realization factors to the estimated repurchase obligation. The realization factors in these scenarios reflect Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including, but not limited to, (i) discussions with external legal counsel and their views on ultimate settlement and/or litigation outcomes, (ii) assessment of the strength of the specific case and (iii) experience in settling similar claims. The probability weightings are developed based on the unique facts and circumstances for each transaction. The sum of these probability-weighted scenarios represents the undiscounted RMBS R&W subrogation recovery, which is then discounted using a factor derived from a risk-free discount rate term structure that corresponds to the date of each respective recovery. Discount factors are updated for the current risk-free rate each reporting period.
Long-Term Debt:
Long-term debt issued by Ambac is carried at par value less unamortized discount. Accrued interest and discount accretion on long-term debt is reported as Interest expense on the Consolidated Statements of Total Comprehensive Income. To the extent Ambac repurchases or redeems its long-term debt, such repurchases or redemptions may be settled for an amount different than the carrying value of the obligation. Any difference between the payment and carrying value of the obligation is reported in Net realized gains (losses) on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income.
Long-term debt issued by VIEs consolidated as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, is carried at fair value with changes in fair value recorded as Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income.

| Ambac Financial Group, Inc. 84 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Noncontrolling Interest:
At December 31, 2018 and 2017, Ambac Assurance had 4,115 and 26,411 shares of issued and outstanding AMPS with a liquidation preference of $102,875 and $660,275 (reported as noncontrolling interest of $41,150 and $264,110 on Ambac's balance sheet), respectively. The auction occurs every 28 days. Due to the dislocation in the auction rate markets and the Company’s financial condition, the dividend rate on the auction market preferred has continuously been reset at the maximum rate of one-month LIBOR plus 200 basis points.
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
Incentive Compensation:
Incentive compensation is a key component of our compensation strategy. Our incentive compensation awards generally have two components: short term incentive compensation (consisting of an annual cash bonus and awards of deferred stock units for certain officers) and long term incentive plan awards (consisting of cash awards and restricted and performance stock units). Annual decisions with regard to incentive compensation are generally made in the first quarter of each year and are based on Company performance and individual and business unit performance of the prior year.
The Ambac 2013 Incentive Compensation Plan (the “Equity Plan”) provides for the granting of stock options, restricted stock, stock appreciation rights, restricted and performance units and other awards that are valued or determined by reference to Ambac's common stock to employees and directors. In March 2014, Ambac developed a long term incentive compensation plan (“LTIP”) as a sub-plan of the 2013 Plan. This LTIP allows for both cash and equity awards to US employees. In 2015, Ambac UK's Board of Directors adopted a long term incentive plan which provides cash based performance awards to Ambac UK employees.
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
The types of awards granted to employees are as follows:

•
Deferred stock units granted vest upon grant and will settle and convert to Ambac common stock annually over a two-year period (50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date). The fair value of these grants is recognized as compensation expense on the date of grant since no future service is required.

•	Restricted stock units granted only require future service and accordingly the respective fair value is recognized as compensation expense over the relevant service period.

•
Performance stock units granted and performance cash awards require both future service and achieving specified performance targets to vest and accordingly compensation costs are only recognized when the achievement of the performance conditions are considered probable. Once deemed probable, such compensation costs are recognized as compensation expense over the relevant service period. Compensation costs are initially based on the probable outcome of the performance conditions and adjusted for subsequent changes in the estimated or actual outcome each reporting period as necessary. Changes in the estimated or actual outcome of a performance condition are recognized by reflecting a retrospective adjustment to compensation cost in the current period.

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
Foreign currency translation: Functional currency assets and liabilities of Ambac’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments, net of deferred taxes, are included as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Functional currencies operating results of foreign subsidiaries are translated using average exchange rates.
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions

| Ambac Financial Group, Inc. 85 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

gains/(losses)") are $(7,155), $21,116 and $(39,128) for the years ended December 31, 2018, 2017 and 2016, of which $(15,448), $28,939, and $(77,578) relate to the remeasurement of loss reserves, classified in Loss and loss expenses, respectively. Foreign currency transaction gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.
Income Taxes:
Ambac files a consolidated U.S. Federal income tax return with its subsidiaries. Ambac UK files tax returns in both the United Kingdom and Italy (for its Milan branch). Current tax assets and liabilities are recognized for taxes refundable or payable for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on current and deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In December 2017, the Tax Cut and Jobs Act ("TCJA") was enacted that introduced significant changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits effective January 1, 2018. As such, we incorporated the effects of the TCJA in our current and deferred tax evaluation for the year ended December 31, 2017.
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
Net Income Per Share:
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares used for basic earnings per share plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants issued in 2013, vested and unvested options, unvested restricted stock units and unvested performance stock units granted under employee and director compensation plans.

Supplemental Disclosure of Cash Flow Information:

(Dollars in thousands) Year Ended December 31,	2018	2017	2016
Cash paid during the period for:
Income taxes	$34,980	$40,334	$21,437
Interest on long-term debt and investment agreements	231,734	39,112	4,537
Non-cash financing activities:
Increase in long-term debt in exchange for auction market preferred shares	187,220	—	—
Decrease in long-term debt as a result of an exchange for investment securities	—	55,426	—
Rehabilitation exit transaction discharge of all Deferred Amounts and cancellation of certain General Account Surplus Notes	1,918,561	—	—
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flow:
Cash and cash equivalents	$63,089	$623,703	$91,025
Restricted cash	19,405	—	—
Variable Interest Entity Restricted cash	999	978	4,873
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$83,493	$624,681	$95,898

| Ambac Financial Group, Inc. 86 2018 FORM 10-K |

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
Net Periodic Pension and Postretirement Costs
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The objective of the ASU is to increase transparency in the reporting of net pension cost and net postretirement cost (collectively "net benefit cost"). The ASU requires that the service cost component of net benefit cost be reported on the same line item as other compensation costs arising from services rendered by employees. It further requires that the other components of net benefit costs (i.e. interest costs, amortization of prior service cost, etc.) be presented separately from the service cost component and outside the subtotal of income from operations, if one is presented. Prior to adoption of this ASU, Ambac reported all postretirement costs in Operating expenses on the Consolidated Statements of Total Comprehensive Income (Loss). Adoption of this ASU resulted in a reclassification of other non-service related amounts from Operating expenses to Other income (expense) resulting in an increase to both Operating expenses and Other income (expense) of $920 and $625 for the years ended December 31, 2017 and 2016, respectively.
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

| Ambac Financial Group, Inc. 87 2018 FORM 10-K |

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
With respect to item v) above, Ambac has elected the fair value option for all VIE financial liabilities. For these VIE liabilities this ASU has resulted in a cumulative-effect reclassification of $2,900, net of deferred tax of $590, between Retained earnings and Accumulated other comprehensive income, with no net change to Total stockholders' equity as of January 1, 2018. Going forward, the instrument-specific credit risk of fair value changes in VIE liabilities will be reported in Accumulated other comprehensive income in accordance with this ASU, with all other fair value changes continuing to be reported through net income. There was no material impact on Ambac's financial statements for the other provisions of this ASU.
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
Future Application of Accounting Standards:
VIE Related Party Guidance
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities. To determine whether a decision-making fee is a variable interest, under the new guidance a reporting entity must consider indirect interests held through related parties under common control on a proportional basis rather than as a direct interest in its entirety (as currently required in GAAP). These amendments create alignment between determining whether a decision making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a VIE. ASU 2018-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Ambac will adopt this ASU on January 1, 2020. The ASU is not expected to have a consequential impact on Ambac's financial statements.
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

| Ambac Financial Group, Inc. 88 2018 FORM 10-K |

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
Equity-linked Instruments with Down Round Features
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the ASU, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common stockholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. Ambac will adopt this ASU on January 1, 2019 and it will not have a consequential impact on Ambac's financial statements.
Premium Amortization on Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for the premium on callable debt securities to the earliest call date. Under current GAAP, a reporting entity generally amortizes the premium as a yield adjustment over the contractual life (i.e. maturity) of the debt security and if that debt security is called, the entity would record a loss equal to the unamortized premium. The ASU does not change the accounting for callable debt securities held at a discount, which will continue to be amortized to maturity. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The ASU must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Ambac will adopt this ASU on January 1, 2019 and it will not have a consequential impact on Ambac's financial statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This ASU significantly affects how reporting entities will measure credit losses for financial assets that are not accounted for at fair value through net income, which include loans, debt securities, trade receivables, net investments in leases, and certain off-balance sheet credit exposures. For financial assets measured at amortized cost, the ASU replaces the "incurred loss" model, which generally delayed recognition of the full amount of credit losses until the loss was probable of occurring, with an "expected loss" model, which reflects an entity's current estimate of all expected credit losses. Expected credit losses for amortized cost assets will be recorded as a valuation allowance, with subsequent increases or decreases in the allowance reflected in the income statement each period. For available-for-sale debt securities, credit losses under the ASU will be measured similarly to current GAAP. However, under the ASU, credit losses for available-for-sale debt securities will be recorded as a valuation allowance (similar to the amortized cost assets approach described above), rather than as a direct write-down of the security as is required under current GAAP. As a result, improvements to estimated credit losses for available-for-sale debt securities will be recognized immediately in the income statement rather than as interest income over time. The ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Ambac will adopt this ASU on January 1, 2020 and we are currently evaluating its impact on Ambac's financial statements. The significant implementation matters to be addressed include identifying the inventory of financial assets that will be affected by this standard, identifying new data requirements and data sources for implementing the expected loss model for those

| Ambac Financial Group, Inc. 89 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

instruments not already using this model and identifying and documenting accounting process changes, including related controls.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU was subsequently amended by ASU 2016-02, Land Easement Practical Expedient; ASU 2010-10, Codification Improvements to Topic 842; ASU 2018-11, Targeted Improvements; and ASU 2018-20, Narrow-Scope Improvements for Lessors (collectively the "New Lease Standard"). The primary difference between current U.S. GAAP and the New Lease Standard is the recognition of lease assets and lease liabilities for those leases classified as operating leases with a term longer than 12 months. For those operating leases, a lessee is required to: 1) recognize a right-of-use asset ("ROU") and a lease liability, initially measured at the present value of the lease payments, on the balance sheet, 2) recognize a single lease cost, calculated so that the cost is allocated over the lease term generally on a straight-line basis and 3) classify all cash payment within operating activities in the statement of cash flows. For leases classified as finance leases under the New Lease Standard, the balance sheet presentation and expense recognition pattern is similar to capital leases under current GAAP.
The New Lease Standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Under the transition guidance, a reporting entity must use a modified retrospective approach and may choose to initially apply the New Lease Standard either at (1) the beginning of the earliest comparative period presented, which is January 1, 2017 or (2) its effective date, which is January 1, 2019 . If a reporting entity chooses the first option it must recast its comparative period financial statements and provide disclosures for those comparative periods. Ambac has chosen the second option and will initially apply the New Lease Standard on January 1, 2019. Consequently financial information and disclosures will not be provided for dates and periods prior to January 1, 2019.
There are a number of optional practical expedients that can be elected at transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
We do not expect that the New Lease Standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.
On adoption, we currently expect to recognize lease liabilities ranging from $15,000 to $25,000, with corresponding ROU assets within a similar range.

The New Lease Standard also provides practical expedients for a reporting entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. For those leases that qualify for that exemption, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.
Other significant implementation matters we are currently addressing are identifying and documenting accounting process changes, including related controls.
3. VARIABLE INTEREST ENTITIES
Ambac, with its subsidiaries, has engaged in transactions with variable interest entities ("VIEs") in various capacities.

•	Ambac most commonly provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs ("FG VIEs");

•	Ambac sponsors special purpose entities that issued notes to investors for various purposes; and

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

| Ambac Financial Group, Inc. 90 2018 FORM 10-K |

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
In connection with the exit from rehabilitation of the Segregated Account, as further described in Note 1. Background and Business Description, Ambac evaluated the consolidation of certain VIEs. Under the Stipulation and Order, the OCI retained the authority requiring Ambac Assurance to obtain their approval with respect to the exercise of certain control rights in connection with policies that had previously been allocated to the Segregated Account. Accordingly, Ambac did not consolidate any additional VIEs as a result of the Segregated Account's exit from rehabilitation.
As of December 31, 2018 consolidated FG VIE assets and liabilities relating to 7 consolidated entities were $7,093,309 and $6,981,244, respectively. As of December 31, 2017, consolidated FG VIE assets and liabilities relating to 11 consolidated entities were $14,500,507 and $14,366,434, respectively. As of December 31, 2018, seven and zero consolidated FG VIEs related to transaction insured by Ambac UK and Ambac Assurance, respectively. As of December 31, 2017, and eight and three consolidated FG VIEs related to transaction insured by Ambac UK and Ambac Assurance, respectively. As of December 31, 2018, FG VIE assets and liabilities of $7,093,309 and $6,981,244, and as of December 31, 2017, FG VIE assets and liabilities of $14,160,152 and $14,026,704 related to transactions guaranteed by Ambac UK. The remaining balance of consolidated FG VIE assets and liabilities at December 31, 2017 are related to transactions guaranteed by Ambac Assurance. Ambac is not primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of these consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
Below is a schedule detailing the change in fair value of the various financial instruments within the consolidated FG VIEs, along with gains (losses) from consolidating and deconsolidating FG VIEs, that together comprise Income (loss) on variable interest entities for for the affected periods:

| Ambac Financial Group, Inc. 91 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Year Ended December 31,	2018	2017	2016
Income (loss) on changes related to:
Net change in fair value of VIE assets and liabilities	$2,782	$19,670	$(14,093)
Less: Credit risk changes of fair value liabilities	(1,170)	—	—
Deconsolidation	1,824	—	—
Income (loss) on Variable Interest Entities	$3,436	$19,670	$(14,093)
Ambac deconsolidated four, one and one VIEs for the years ended December 31, 2018, 2017 and 2016, respectively. These VIEs were deconsolidated as a result of guaranteed bond retirements or loss mitigation activities that eliminated or reduced Ambac's control rights that previously required Ambac to consolidate these entities. During 2018, one deconsolidation was related to guaranteed bond retirement and three deconsolidations were due to loss mitigation activities and resulted in the gains on deconsolidation noted in the above table. The 2018 balance sheet impact of these deconsolidations were a decline to total consolidated assets and liabilities by $6,619,857 and $6,599,925 from December 31, 2017 to December 31, 2018. The deconsolidations occurring in 2017 and 2016 were related to guaranteed bond retirements which resulted in no gain or loss.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of December 31, 2018 and 2017:

December 31,	2018	2017
Investments:
Corporate obligations	$2,737,286	$2,914,145
Total variable interest entity assets: fixed income securities	$2,737,286	$2,914,145
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of December 31, 2018 and 2017:

	Estimated Fair Value	Unpaid Principal Balance
December 31, 2018:
Loans	$4,287,664	$3,402,413
Long-term debt	5,268,596	4,552,643
December 31, 2017:
Loans	11,529,384	8,168,651
Long-term debt	$12,160,544	$9,387,884
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of December 31, 2018 and 2017:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
December 31, 2018:
Global structured finance:
Collateralized debt obligations	$9,787	$—	$—	$(2)
Mortgage-backed—residential (5)	6,713,437	1,859,121	546,682	—
Other consumer asset-backed	1,700,984	15,435	238,234	—
Other commercial asset-backed	873,343	20,735	12,264	—
Other	2,122,648	53,462	301,260	7,170
Total global structured finance	11,420,199	1,948,753	1,098,440	7,168
Global public finance	24,145,956	309,071	335,437	(1,457)
Total	$35,566,155	$2,257,824	$1,433,877	$5,711

| Ambac Financial Group, Inc. 92 2018 FORM 10-K |

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

Ambac Sponsored VIEs:
Consolidated VIEs:
In July 2015, Ambac Assurance entered into a secured borrowing transaction (the "Secured Borrowing") whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). Although the Securities were legally sold to the Trust, the Securities remained in Invested assets on the Consolidated Balance Sheets until they were sold to redeem the outstanding Notes. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate secured by and entitling the Issuer to all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities was payable monthly at an annual rate of one month LIBOR + 2.8%. Both the Trust and the Issuer were consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs and guaranteed the assets held by the VIEs. On June 22, 2018, Ambac Assurance exercised its right to terminate this structure though its right to sell a sufficient quantity of Securities to redeem the remaining outstanding Notes of the Issuer at par plus accrued interest. Accordingly, proceeds from the sale of Securities were used to redeem the outstanding Notes. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $0 and $73,993 as of December

31, 2018 and 2017, respectively, and is reported in Long-Term Debt on the Consolidated Balance Sheets.
Non-Consolidated VIEs:
A subsidiary of Ambac transferred financial assets to a VIE. The business purpose of this entity was to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because Ambac Assurance’s policies issued to this entity were allocated to the Segregated Account and, as discussed above, the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 9. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At December 31, 2018 and 2017 the fair value of this entity was $4,516 and $5,979, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

| Ambac Financial Group, Inc. 93 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

•
Total principal amount of debt outstanding was $393,010 and $420,600 at December 31, 2018 and 2017, respectively. In each case, Ambac sold assets to this entity. The assets are composed of utility obligations with a weighted average rating of BBB+ at December 31, 2018 and weighted average life of 2.1 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of December 31, 2018 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

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

On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its owner trust certificate as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $40,168 and $34,941 as of December 31, 2018 and 2017, respectively. Additionally, at December 31, 2018 and 2017 Ambac held $0 and $35,000 of the debt issued by this VIE.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, to issue Secured Notes in connection with the Rehabilitation Exit Transactions described further in Note 1. Background and Business Description. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its holdings of Secured Notes within Fixed Income Securities in the Consolidated Balance Sheets. The carrying values of Secured Notes held by Ambac Assurance and Ambac as of December 31, 2018 were $584,622 and $71,851, respectively. Ambac's debt obligation to the VIE (the Ambac Note) had a carrying value of $1,940,289 and is reported within Long-Term Debt on the Consolidated Balance Sheets.
4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Year Ended December 31, 2018:
Beginning Balance	$30,755	$10,640	$(93,634)	$—	$(52,239)
Adjustment to opening balance, net of taxes (3)	—	—	—	(2,900)	(2,900)
Adjusted balance, beginning of period	30,755	10,640	(93,634)	(2,900)	(55,139)
Other comprehensive income before reclassifications	135,903	(556)	(47,893)	—	87,454
Amounts reclassified from accumulated other comprehensive income	(80,755)	(1,210)	—	935	(81,030)
Net current period other comprehensive income	55,148	(1,766)	(47,893)	935	6,424
Balance at December 31, 2018	$85,903	$8,874	$(141,527)	$(1,965)	$(48,715)

Year ended December 31, 2017:
Beginning Balance	$118,863	$9,367	$(167,220)	$—	$(38,990)
Other comprehensive income before reclassifications	(96,325)	2,625	73,586	—	(20,114)
Amounts reclassified from accumulated other comprehensive income	14,805	(1,352)	—	—	13,453
Adjustment to initially adopt ASU 2018-02	(6,588)	—	—	—	(6,588)
Net current period other comprehensive income (loss)	(88,108)	1,273	73,586	—	(13,249)
Balance at December 31, 2017	$30,755	$10,640	$(93,634)	$—	$(52,239)

| Ambac Financial Group, Inc. 94 2018 FORM 10-K |

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

(3)
Beginning in 2018, credit risk changes of fair value option liabilities are reflected as a component of Accumulated Other Comprehensive Income pursuant to the adoption of ASU 2016-01. Refer to Note 2. Basis of Presentation and Significant Accounting Policies for further information regarding this change.

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Year Ended December 31,
	2018	2017
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(81,665)	$14,805	Net realized investment gains (loses)
	910	—	Provision for income taxes
	$(80,755)	$14,805	Net of tax and noncontrolling interest (3)
Amortization of Postretirement Benefit
Prior service cost	$(963)	$(963)	Other income (2)
Actuarial gains (losses)	(247)	(389)	Other income (2)
	(1,210)	(1,352)	Total before tax
	—	—	Provision for income taxes
	$(1,210)	$(1,352)	Net of tax and noncontrolling interest (3)
Credit Risk Changes of Fair Value Option Liabilities
	$1,096	$—	Credit risk changes of fair value option liabilities
	(161)	—	Provision for income taxes
	$935	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(81,030)	$13,453	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.
5. NET INCOME PER SHARE
As of December 31, 2018, 45,336,278 shares of Ambac's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,783 shares of new common stock at an exercise price of $16.67 per share were outstanding. For the three years ended December 31, 2018, 2017 and 2016, 194, 0 and 136 warrants were exercised, respectively, resulting in an issuance of 194, 0 and 136 shares of common stock, respectively.

On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. On November 3, 2016, the Board of Directors of Ambac authorized a $10,000 increase to the warrant repurchase program. For the years ended December 31, 2018 and 2017, Ambac did not repurchase any warrants. As of December 31, 2018, Ambac had repurchased 985,331 warrants at a total cost of $8,092, (average cost of $8.21 per warrant). The remaining aggregate authorization at December 31, 2018 was $11,939. In connection with the AMPS Exchange, Ambac issued 824,307 of the repurchased warrants at a price of $9.72 per warrant on August 3, 2018. Refer to Note 1. Background and Business Description for further discussion of the AMPS Exchange.

| Ambac Financial Group, Inc. 95 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

Year Ended December 31,	2018	2017	2016
Basic weighted average shares outstanding	45,665,883	45,367,932	45,212,414
Effect of potential dilutive shares(1):
Warrants	441,104	—	312,619
Stock options	—	—	447
Restricted stock units	77,572	—	116,105
Performance stock units (2)	375,276	—	81,939
Diluted weighted average shares outstanding	46,559,835	45,367,932	45,723,524
Anti-dilutive shares excluded from the above reconciliation
Stock options	16,667	126,667	110,000
Warrants	—	4,053,670	—
Restricted stock units	—	68,654	—
Performance stock units (2)	—	322,943	—

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

6. FINANCIAL GUARANTEES IN FORCE
Financial guarantees outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Financial guarantees outstanding includes the exposure of policies that insure capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Financial guarantees outstanding exclude the exposures of policies that insure bonds which have been called, pre-refunded or refunded. The gross par amount of financial guarantees outstanding was $52,055,000 and $67,140,000 at December 31, 2018 and 2017, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $46,927,000 and $62,716,000 at December 31, 2018 and 2017, respectively.
As of December 31, 2018 and 2017, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

Net Par Outstanding December 31,	2018	2017
Public Finance:
Lease and tax-backed revenue	$7,565,000	$11,893,000
Housing revenue (1)	6,159,000	6,312,000
General obligation	4,214,000	6,257,000
Transportation revenue	1,754,000	2,002,000
Utility revenue	1,178,000	2,212,000
Higher education	1,168,000	1,642,000
Health care revenue	459,000	807,000
Other	945,000	963,000
Total Public Finance	23,442,000	32,088,000
Structured Finance:
Mortgage-backed and home equity	5,510,000	7,267,000
Investor-owned utilities	1,754,000	3,274,000
Structured Insurance	1,365,000	1,420,000
Student loan	934,000	1,238,000
Asset-backed (2)	237,000	443,000
Other	147,000	174,000
Total Structured Finance	9,947,000	13,816,000
International Finance:
Sovereign/sub-sovereign	5,250,000	5,664,000
Investor-owned and public utilities	4,499,000	5,696,000
Transportation	1,613,000	1,777,000
Asset-backed (2)	1,550,000	2,609,000
Mortgage-backed and home equity	—	246,000
Other	626,000	820,000
Total International Finance	13,538,000	16,812,000
Total	$46,927,000	$62,716,000

(1)	Includes $5,759,000 and $5,829,000 of Military Housing net par at December 31, 2018 and 2017, respectively.

(2)	At December 31, 2018 and 2017, all asset-backed net par amounts outstanding relate to commercial asset-based transactions.
As of December 31, 2018 and 2017, the International Finance guaranteed portfolio by location of risk was as outlined in the table below:

Net Par Outstanding December 31,	2018	2017
United Kingdom	$10,965,000	$13,554,000
Italy	811,000	877,000
Austria	712,000	770,000
Australia	384,000	608,000
France	312,000	329,000
Internationally diversified (1)	213,000	368,000
Other international	141,000	306,000
Total International Finance	$13,538,000	$16,812,000

(1)	Internationally diversified obligations represent pools of geographically diversified exposures which may include components of U.S. exposure.

| Ambac Financial Group, Inc. 96 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Gross financial guarantees in force (principal and interest) were $87,543,000 and $108,550,000 at December 31, 2018 and 2017, respectively. Net financial guarantees in force (after giving effect to reinsurance) were $77,972,000 and $101,223,000 as of December 31, 2018 and 2017, respectively.
In the United States, California, New York and Colorado were the states with the highest aggregate net par amounts in force, accounting for 7.9%, 5.5% and 5.2% of the total at December 31, 2018, respectively. No other state accounted for more than 5.0%. The highest single insured risk represented 2.8% of the aggregate net par amount guaranteed.
7. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

Year Ended December 31,	2018	2017	2016
Beginning premium receivable	$586,312	$661,337	$831,575
Premium receipts	(56,441)	(81,597)	(77,038)
Adjustments for changes in expected and contractual cash flows	(41,762)	(30,334)	(78,528)
Accretion of premium receivable discount	14,668	16,162	18,637
Changes to uncollectable premiums	2,167	(141)	6,054
Other adjustments (including foreign exchange)	(9,553)	20,885	(39,363)
Ending premium receivable (1)	$495,391	$586,312	$661,337

(1)
Gross premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At December 31, 2018, 2017 and 2016 premium receivables include British Pounds of $131,458 (£103,088), $151,852 (£112,342) and $177,878 (£144,393), respectively, and Euros of $30,597 (€26,708), $36,001 (€29,976) and $34,866 (€33,108), respectively.

In structured finance transactions, the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures of insured structured finance obligations, is generally senior in the waterfall. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. At December 31, 2018 and 2017, $7,136 and $9,331 respectively, of premium receivables were deemed uncollectable. As of December 31, 2018 and 2017, approximately 20% and 22%, respectively, of the premium receivables, net of uncollectible premiums, related to transactions with non-investment grade internal ratings, mainly structured finance transactions. Past due premiums on policies insuring non-investment grade obligations amounted to less than $100 at December 31, 2018.
The effect of reinsurance on premiums written and earned was as follows:

Year Ended December 31,	Direct	Assumed	Ceded	Net Premiums
2018:
Written	$(23,828)	$—	$16,860	$(40,688)
Earned	118,977	79	7,967	$111,089
2017:
Written	(14,313)	—	(2,104)	$(12,209)
Earned	190,496	106	15,325	$175,277
2016:
Written	(53,837)	—	(8,772)	$(45,065)
Earned	215,564	85	18,362	$197,287
Ambac’s accelerated premium revenue for retired obligations for the years ended December 31, 2018, 2017 and 2016, was $32,482, $64,494 and $52,416, respectively.
The following table summarizes net premiums earned by location of risk:

Year Ended December 31,	2018	2017	2016
United States	$87,539	$134,099	$168,646
United Kingdom	18,580	32,928	24,470
Other international	4,970	8,250	4,171
Total	$111,089	$175,277	$197,287

| Ambac Financial Group, Inc. 97 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at December 31, 2018:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
March 31, 2019	$14,616	$12,179
June 30, 2019	11,795	12,504
September 30, 2019	12,262	12,458
December 31, 2019	12,121	12,321
Twelve months ended:
December 31, 2020	48,030	47,064
December 31, 2021	41,828	43,285
December 31, 2022	39,867	40,692
December 31, 2023	38,268	37,994
Five years ended:
December 31, 2028	168,545	156,237
December 31, 2033	127,753	104,420
December 31, 2038	64,142	54,562
December 31, 2043	24,907	20,764
December 31, 2048	11,335	10,965
December 31, 2053	2,251	3,310
December 31, 2058	31	82
Total	$617,751	$568,837

(1)	Future premiums to be collected are undiscounted and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet.

(2)
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

Loss and Loss Expense Reserves:
A loss reserve is recorded on the balance sheet on a policy-by-policy basis as further described in Note 2. Basis of Presentation and Significant Accounting Policies. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at December 31, 2018 and 2017:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
December 31, 2018:
Loss and loss expense reserves	$—	$—	$2,246,335	$(313,595)	$(106,662)	$1,826,078
Subrogation recoverable	—	—	175,694	(2,108,654)	—	(1,932,960)
Totals	$—	$—	$2,422,029	$(2,422,249)	$(106,662)	$(106,882)

December 31, 2017:
Loss and loss expense reserves	$2,411,632	$667,988	$2,855,010	$(1,054,113)	$(135,502)	$4,745,015
Subrogation recoverable	615,391	171,755	102,171	(1,520,530)	—	(631,213)
Totals	$3,027,023	$839,743	$2,957,181	$(2,574,643)	$(135,502)	$4,113,802

| Ambac Financial Group, Inc. 98 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods.

Year Ended December 31,	2018	2017	2016
Beginning gross loss and loss expense reserves	$4,113,802	$3,696,038	$2,858,813
Reinsurance recoverable	40,658	30,767	44,059
Beginning balance of net loss and loss expense reserves	$4,073,144	$3,665,271	$2,814,754
Losses and loss expenses (benefit) incurred:
Current year	4,884	5,691	6,675
Prior years (3)	(228,497)	507,495	(18,164)
Total (1)(2)	(223,613)	513,186	(11,489)
Loss and loss expenses (recovered) paid:
Current year	204	825	5,371
Prior years (3)	3,963,341	133,427	(944,955)
Total	3,963,545	134,252	(939,584)
Foreign exchange effect	(15,491)	28,939	(77,578)
Ending net loss and loss expense reserves	$(129,505)	$4,073,144	$3,665,271
Reinsurance recoverable (4)	22,623	40,658	30,767
Ending gross loss and loss expense reserves (5)	$(106,882)	$4,113,802	$3,696,038

(1)	Total losses and loss expenses (benefit) includes $1,657, $(20,348) and $5,421 for the years ended December 31, 2018, 2017 and 2016, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranty recoveries for the year ended December 31, 2018, 2017 and 2016 was $62,493, $72,003 and $(71,369), respectively.

(3)
2018 loss and loss expenses (recovered) paid includes the settlement of Deferred Amounts and Interest Accrued on Deferred Amounts in the amount of $3,000,158 and $856,834, respectively in connection with the Rehabilitation Exit Transactions through a combination of cash, surplus notes and secured notes. 2018 loss and loss expenses incurred includes a $288,204 loss and loss expense benefit on these settled Deferred Amounts.

(4)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $510, $339 and $(349) as of December 31, 2018, 2017 and 2016, respectively, related to previously presented loss and loss expenses and subrogation.

(5)	Includes Euro denominated gross loss and loss expense reserves of $3,328 (€2,905), $21,116 (€17,582) and $21,375 (€20,297) at December 31, 2018, 2017 and 2016, respectively.
For 2018, the net positive development in prior years was primarily a result of the discount recorded on the Rehabilitation Exit Transactions partially offset by negative development in the Public Finance portfolio and interest accrued on Deferred Amounts prior to the Rehabilitation Exit Transactions.
For 2017, the net adverse development in prior years was primarily the result of negative development in certain public finance transactions, including Puerto Rico, and interest accrued on Deferred Amounts partially offset by positive developments in certain Ambac UK transactions, including a benefit of $144,600 related to a confidential settlement of litigation brought by Ambac UK in the name of Ballantyne Re plc ("Ballantyne") that will reduce the ultimate Ballantyne claims Ambac UK is expecting to pay.
For 2016, the net positive development in prior years was primarily the result of lower projected losses in the RMBS portfolio due to improved deal performance and higher RMBS R&W subrogation recoveries and the impact of executed commutations in the student loan portfolio. This was partially offset by negative development in Puerto Rico, the adverse impact of foreign currency rate movements on the Ambac UK portfolio and interest accrued on Deferred Amounts.

| Ambac Financial Group, Inc. 99 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at December 31, 2018 and 2017. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at December 31, 2018 and 2017 was 2.8% and 2.5%, respectively.

	Surveillance Categories as of December 31, 2018
	I	IA	II	III	IV	V	Total
Number of policies	21	28	18	16	145	3	231
Remaining weighted-average contract period (in years) (1)	9	19	9	22	14	3	16
Gross insured contractual payments outstanding:
Principal	$916,530	$708,249	$622,820	$1,705,464	$5,407,202	$43,140	$9,403,405
Interest	487,702	631,708	293,293	6,979,130	2,177,539	13,401	10,582,773
Total	$1,404,232	$1,339,957	$916,113	$8,684,594	$7,584,741	$56,541	$19,986,178
Gross undiscounted claim liability	$4,019	$63,712	$36,000	$992,019	$2,295,968	$56,510	$3,448,228
Discount, gross claim liability	(481)	(13,008)	(3,069)	(433,709)	(637,548)	(4,143)	(1,091,958)
Gross claim liability before all subrogation and before reinsurance	$3,538	$50,704	$32,931	$558,310	$1,658,420	$52,367	$2,356,270
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,809,937)	—	(1,809,937)
Discount, RMBS subrogation	—	—	—	—	39,391	—	39,391
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,770,546)	—	(1,770,546)
Less:
Gross other subrogation (3)	—	(10,816)	—	(136,541)	(624,654)	(12,880)	(784,891)
Discount, other subrogation	—	7,318	—	67,008	55,088	3,774	133,188
Discounted other subrogation, before reinsurance	—	(3,498)	—	(69,533)	(569,566)	(9,106)	(651,703)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$3,538	$47,206	$32,931	$488,777	$(681,692)	$43,261	$(65,979)
Less: Unearned premium revenue	(943)	(10,073)	(5,085)	(36,365)	(53,987)	(209)	(106,662)
Plus: Loss expense reserves	1,369	4,253	2,564	(5,926)	63,499	—	65,759
Gross loss and loss expense reserves	$3,964	$41,386	$30,410	$446,486	$(672,180)	$43,052	$(106,882)
Reinsurance recoverable reported on Balance Sheet (4)	$367	$7,285	$4,223	$26,096	$(14,838)	$—	$23,133

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions including RMBS.

(4)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $22,623 related to future loss and loss expenses and $510 related to presented loss and loss expenses and subrogation.

| Ambac Financial Group, Inc. 100 2018 FORM 10-K |

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

Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted and may continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy claim payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to a material increase in permanent losses, causing a material adverse impact on our results of operations and financial condition. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including demographic trends, economic growth, tax policy and revenues, impact of reforms, fiscal plans, government actions, budgetary performance and flexibility, weather events, litigation outcomes, as well as federal funding of Commonwealth needs. In the near term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure, heightening its vulnerability to additional weather events. The longer term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, amongst other factors, the management, usage and efficacy of federal resources.
Also important to Puerto Rico's economic growth, government reform and creditor outcomes is the revised fiscal plan for the Commonwealth of Puerto Rico ("Revised Commonwealth Fiscal Plan"), certified by the Financial Oversight and Management

| Ambac Financial Group, Inc. 101 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Board for Puerto Rico ("Oversight Board") on October 23, 2018. The Revised Commonwealth Fiscal Plan outlines a series of reforms, projects the fiscal and economic impact of those reforms, and provides forecasts of resulting budgetary surpluses over a fiscal year series. However, as was the case with prior Commonwealth Fiscal Plans, the Revised Commonwealth Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to predict the long-term capacity and willingness of the Puerto Rico government and its instrumentalities to pay debt service on bonded debt and how their debt burden and financial flexibility might affect Ambac Assurance's claim potential, risk profile and long-term financial strength.
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
COFINA Debt Restructuring
On October 19, 2018, following the certification of the COFINA Fiscal Plan, the Oversight Board filed the COFINA Plan of Adjustment ("POA") and Disclosure Statement as part of the COFINA Title III case. The Oversight Board also filed a Rule 9019 Motion in the Commonwealth Title III case to approve the settlement of the Commonwealth-COFINA dispute. The filing of the COFINA POA and Disclosure Statement as well as the settlement motion followed the execution of a settlement agreement between the Oversight Board and the COFINA Agent. That settlement agreement is based on the previously announced agreement in principle developed by the COFINA Agent and the Commonwealth Agent. The COFINA POA is based on the settlement agreement as well as the preliminary agreement among COFINA bondholders announced August 8, 2018 and the subsequent Plan Support Agreement and term sheet among the Oversight Board, FAFAA, COFINA, bond insurers (including Ambac Assurance), as well as certain COFINA and General Obligation creditors.
The COFINA POA contemplated exchanging all existing COFINA senior and subordinate bonds for cash as well as new COFINA current interest and capital appreciation bonds ("new COFINA bonds"). The cash and new COFINA bonds allocated to senior bondholders equaled approximately 93% (considering the new COFINA bonds at par) of such senior bondholders’ allowed claim, in the amount of the COFINA senior bond accreted value, as of, but not including, May 5, 2017 (the COFINA Title III Petition Date).
Pursuant to the COFINA POA, each holder of Ambac Assurance-insured senior COFINA bonds had the option to elect by January 11, 2019 to either (i) commute their rights in respect of the Ambac Assurance insurance policy associated with the existing senior COFINA bonds, which bonds would be discharged and Ambac

Assurance policy obligations with respect thereto would be released, in exchange for new COFINA bonds, cash amounts to be paid by COFINA, plus additional cash consideration provided by Ambac Assurance equal to 5.25% of the accreted value of the Ambac Assurance-insured senior COFINA bonds as of the COFINA Petition Date or (ii) agree to deposit their Ambac Assurance-insured senior COFINA bonds into a a trust in exchange for units issued by the trust (the "COFINA Class 2 Trust"), which trust would receive the new COFINA bonds and the cash amounts to be paid by COFINA that such bondholders would have otherwise received to the extent they had elected the recovery under clause (i) above (thereby entitling the COFINA Class 2 Trust to receive debt service payments from COFINA with respect to the new COFINA bonds deposited into the trust), plus any accelerated policy payments (made solely at Ambac Assurance's own discretion) or claim payments due under the existing Ambac Assurance insurance policy for the deficiency relating to the existing senior COFINA bonds at the relevant scheduled payment dates (2047 through 2054). Any claims payable under the existing Ambac Assurance policy for the Ambac Assurance-insured senior COFINA bonds held in the trust will be reduced by all amounts distributed or deemed distributed from the trust to the holders of the trust units from the new COFINA bonds and cash as well as accelerated policy payments made by Ambac Assurance at its own discretion. Ambac makes no representation and can give no assurances that the new COFINA bonds or COFINA Class 2 Trust units, both of which are not insured by Ambac Assurance, will trade at par or any other price. Under the COFINA POA, Ambac Assurance-insured bondholders who did not affirmatively elect the trust option in clause (ii) above were deemed to have elected the commutation option described in clause (i) above. As of the January 11, 2019 election date, 74.9% of Ambac Assurance-insured senior COFINA bondholders, by measure of insured par, elected the commutation option or did not affirmatively elect to exchange their bonds for units of the COFINA Class 2 Trust.
On February 4, 2019, the COFINA Plan of Adjustment was confirmed and the Commonwealth 9019 motion was approved by Judge Laura Taylor Swain of the U.S. District Court for the District of Puerto Rico. On February 12, 2019, the COFINA POA went effective, concurrent with the completion of the commutation described above. Several parties are presently appealing the confirmation of the POA and no assurances can be given regarding the results of such appeals. As a result, Ambac Assurance's insured COFINA bond exposure decreased significantly and Ambac Assurance's remaining policy obligation shall be an asset of the COFINA Class 2 Trust, which holds a ratable distribution of cash and new COFINA bonds, which can be used to partially offset Ambac’s remaining insurance liability.
At this time, it is unclear what impact the COFINA restructuring will have on the prospective recoveries of Ambac Assurance's other insured Puerto Rico instrumentalities.
While our reserving scenarios reflect a wide range of possible outcomes, reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith as well as the uncertainties emanating from the aftereffects of the damage caused by hurricanes Maria and Irma, our loss reserves may ultimately prove to be insufficient to cover

| Ambac Financial Group, Inc. 102 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

our losses, potentially by a material amount, and may be subject to material volatility.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the year ended December 31, 2018, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $36,674, which was primarily impacted by the continued uncertainty and volatility of the situation in Puerto Rico, partially offset by an increase in loss reserve discount rates. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at December 31, 2018, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,000,000. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of December 31, 2018 would decrease from $1,633,147 to $633,147.
However, there can be no assurance that losses may not exceed such amount.
Representation and Warranty Recoveries:
Ambac records estimated RMBS R&W subrogation recoveries for breaches of R&W by sponsors of certain RMBS transactions. For a discussion of the approach utilized to estimate RMBS R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies. RMBS R&W subrogation may include estimates of potential sponsor settlements, but have not been subject to a sampling approach. However, such estimates are not material to Ambac’s financial results and therefore are included in the below table.
Ambac has recorded RMBS R&W subrogation recoveries of $1,770,546, ($1,744,243 net of reinsurance) and $1,834,387, ($1,806,736 net of reinsurance) at December 31, 2018 and 2017, respectively.
Below is the rollforward of RMBS R&W subrogation for the affected periods:

Year ended December 31,	2018	2017	2016
Discounted RMBS subrogation recovery (gross of reinsurance) at beginning of year	$1,834,387	$1,907,035	$2,829,575
Impact of sponsor actions (1)	—	—	(995,000)
All other changes (2)	(63,841)	(72,648)	72,460
Discounted RMBS subrogation recovery (gross of reinsurance) at end of year	$1,770,546	$1,834,387	$1,907,035

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

(2)
All other changes which may impact RMBS R&W subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor and/or the projected timing of recoveries. All other changes may also include estimates of potential sponsor settlements that may not have been subject to a sampling approach or have been executed but the settlement amounts have not yet been received. Those that have not been subject to a sampling approach are not material to Ambac’s financial results and therefore are included in this table.

Assumed Reinsurance:
Assumed par outstanding was $219,100 and $219,100 at December 31, 2018 and 2017, respectively.
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
Ambac Assurance’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $84,267 at December 31, 2018. Credit exposure existed at December 31, 2018 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. At December 31, 2018, there were ceded reinsurance balances payable of $32,913 offsetting this credit exposure.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac Assurance (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (ii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to $114,294 from its reinsurers at December 31, 2018. As of December 31, 2018, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $5,128,000 with the largest reinsurer accounting for $3,076,000 or 5.9% of gross par outstanding at December 31, 2018.

| Ambac Financial Group, Inc. 103 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2018 and its rating levels obtained from each reinsurers website as of February 25, 2019:

Reinsurers	Percentage Ceded Par	Net Unsecured Reinsurance Recoverable (1)
Assured Guaranty Re Ltd	60.0%	$—
Build America Mutual Assurance Company (2)	28.2	18,815
Assured Guaranty Corporation	7.1	—
Sompo Japan Nipponkoa Insurance, Inc.	4.7	—
Total	100%	$18,815

(1)
Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac Assurance.

(2)	Build America Mutual Assurance Company has an S&P rating of AA.
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the years ended December 31, 2018, 2017 and 2016, the insurance intangible amortization expense was $107,281, $150,854 and $174,608, respectively. As of December 31, 2018 and 2017, the gross carrying value of the insurance intangible asset was $1,551,576 and $1,581,156, respectively. Accumulated amortization of the insurance intangible asset was $832,645 and $734,183, as of December 31, 2018 and 2017, respectively, resulting in a net insurance intangible asset of $718,931 and $846,973, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

Amortization expense (1)
2019	$63,665
2020	58,755
2021	53,419
2022	49,681
2023	46,342
Thereafter	447,069

(1)
The insurance intangible asset will be amortized using a level yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts as described in Note 2. Basis of Presentation and Significant Accounting Policies. Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing from the amounts provided in the table above.

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
In addition, pursuant to the terms of the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes, Ambac Assurance must seek prior approval by OCI of certain corporate actions. The Settlement Agreement, Stipulation and Order and indenture for the Tier 2 Notes include covenants which restrict the operations of Ambac Assurance. The Settlement Agreement will remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full. The Stipulation and Order will remain in force for so long as OCI determines it to be necessary. The indenture for the Tier 2 Notes will remain in force until the Tier 2 Notes have been redeemed, repurchased or repaid in full. Certain of the restrictions in the Settlement Agreement and the indenture for the Tier 2 Notes

| Ambac Financial Group, Inc. 104 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

may be waived with the approval of the OCI and/or the requisite percentage of holders of the related debt securities.
New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance and Everspan. The New York financial guarantee insurance law also establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. At December 31, 2018, Ambac Assurance is in compliance with applicable aggregate risk limits but not in compliance with applicable single risk limits. Through run-off of the portfolio, Ambac Assurance will continue to seek the reduction in its exposure for compliance with applicable single and aggregate risk limits, but may not be able to do so. Everspan is in compliance with all of such limits.
Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by Wisconsin Insurance law and OCI actions thereunder. A Wisconsin insurance company uses such statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting its financial condition and results of operations, including for determining its solvency under Wisconsin Insurance Law. The State of Wisconsin has adopted the applicable National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures manual (“NAIC SAP”) as a component of prescribed practices by the State of Wisconsin. Ambac Assurance’s statutory policyholder surplus was $1,152,346 at December 31, 2018, as compared to $699,614 as of December 31, 2017. Statutory policyholder surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, investments, consolidation of subsidiaries and variable interest entities, premiums earned and surplus notes differently.
The OCI has prescribed or permitted accounting practices for Ambac Assurance. As a result of the prescribed and permitted practices discussed below, Ambac Assurance’s statutory surplus at December 31, 2018 and 2017 was lower by $41,814 and lower by $104,097, respectively, than if Ambac Assurance had reported such amounts in accordance with NAIC SAP.
Prescribed Accounting Practices:
OCI has prescribed the following accounting practice that differ from NAIC SAP for Ambac Assurance:

•
Paragraph 8 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of each calendar year. Additionally, in accordance with paragraph 13.e of Statutory Accounting

Principles No. 97 "Investments in Subsidiary, Controlled and Affiliated Entities" and paragraph 8 of Statutory Accounting Principles No. 5R “Liabilities, Contingencies and Impairments of Assets - Revised”, Ambac Assurance records probable losses on its subsidiaries for which it guarantees their obligations. Ambac Assurance also discounts probable losses on guarantees of subsidiary obligations using a discount rate equal to the average rate of return on its admitted assets. Ambac Assurance’s average rates of return on its admitted assets at December 31, 2018 and 2017 were 5.87% and 9.52%, respectively. OCI has directed Ambac Assurance to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees.

•
Paragraph 4 of Statement of Statutory Accounting Principles No. 41 “Surplus Notes” (“SSAP 41”) states that proceeds received by the issuer of surplus notes must be in the form of cash or other admitted assets having readily determinable values and liquidity satisfactory to the commissioner of the state of domicile. Under statutory accounting principles, surplus notes issued in conjunction with commutations or the settlement of obligations would be valued at zero upon issuance pursuant to paragraph 4, SSAP 41. OCI has directed the Company to record surplus notes issued in connection with commutations or the settlement of obligations at full par value upon issuance. The surplus notes issued have a claim against surplus senior to the preferred and common shareholders.

•
Paragraph 35 of Statement of Statutory Accounting Principles No. 43R ”Loan-backed and Structured Securities” states that when an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment ("OTTI") recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. Beginning June 11, 2014, as a result of the amended Segregated Account Rehabilitation Plan, OCI has directed the Company to not evaluate investments in Ambac Assurance insured securities with policies that were allocated to the Segregated Account for OTTI and require all such investments be reported at amortized cost regardless of its NAIC risk designation. This accounting determination was intended to recognize that Ambac Assurance continues to maintain statutory loss reserves without adjustment for the economic effects of its ownership of the insured investment securities, improve transparency to the users of the statutory financial statements and to minimize operational risks. Effective February 12, 2018, with the Segregated Account's exit from Rehabilitation, this prescribed practice is no longer applicable for OTTI evaluations going forward.

•
OCI has prescribed an accounting practice related to the total liabilities and total surplus of the Segregated Account that are reported as discrete components of Ambac Assurance’s liabilities and surplus in Ambac Assurance’s statutory basis financial statements. Pursuant to this prescribed practice, the results of the Segregated Account were not included in Ambac Assurance’s financial statements if Ambac Assurance’s surplus is (or would be) less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders was not less than the Minimum Surplus Amount, payments by

| Ambac Financial Group, Inc. 105 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance to the Segregated Account under agreements between the parties are not capped. Effective February 12, 2018 with the Segregated Account's exit from rehabilitation, this prescribed practice is no longer applicable.
Permitted Accounting Practices:
OCI has allowed the following permitted practices that differ from NAIC SAP for Ambac Assurance:

•
Wisconsin accounting practices for changes to contingency reserves differ from NAIC SAP. Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. Under the Wisconsin Administrative Code, contributions to and releases from the contingency reserve are to be recorded through underwriting income. Ambac Assurance received permission from OCI to record contributions to and releases from the contingency reserve, in accordance with NAIC SAP.

•
Ambac Assurance received permission from OCI to report investment holdings of Ambac Assurance insured securities as a separate invested asset on the balance sheet rather than combined with other bond investments. This permitted practice only impacts the balance sheet classification and has no impact on the valuation of the securities to which it applies or to statutory surplus.

•
Effective upon the exit of the Segregated Account from rehabilitation and the merger of the Segregated Account with and into Ambac Assurance, Ambac Assurance received permission from OCI to restate its unassigned funds (surplus) balance to $100,000 with an offsetting reduction to gross paid-in and contributed surplus such that total surplus remains unchanged.

•
In connection with the AMPS Exchange in 2018, Ambac Assurance received permission from OCI of a permitted practice to account for the exchange of AMPS for 5.1% surplus notes in a manner that ensures compliance with certain state insurance regulations that require a minimum surplus level. Accordingly, Ambac Assurance recorded the excess of the consideration paid over the par value of the AMPS as follows: i) first as a reduction to gross paid-in and contributed surplus up to an amount that resulted in a gross paid-in and contributed surplus balance of not less than $75,000 and ii) for any remaining excess, as a reduction to unassigned surplus. This permitted practice only impacts the balance sheet classification and has no impact on statutory surplus.

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
Dividend Restrictions, Including Contractual Restrictions
Due to losses experienced by Ambac Assurance, Ambac Assurance has been unable to pay common dividends to Ambac since 2008 and will be unable to pay common dividends in 2019 without the prior consent of the OCI, which is unlikely. Ambac Assurance’s ability to pay dividends is further restricted by the Settlement Agreement (as described below), by the indenture for the Tier 2 Notes (as described below), by the terms of its AMPS (as described below) and by the Stipulation and Order. See Note 1. Background and Business Description for further information.
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

| Ambac Financial Group, Inc. 106 2018 FORM 10-K |

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
Pursuant to the Settlement Agreement, Ambac Assurance may not make any “Restricted Payment” (which includes dividends from Ambac Assurance to Ambac) in excess of $5,000 in the aggregate per annum, other than Restricted Payments from Ambac Assurance to Ambac in an amount up to $7,500 per annum solely to pay operating expenses of Ambac. Concurrent with making any such

Restricted Payment, a pro rata amount of Ambac Assurance's surplus notes would also need to be redeemed at par. The indenture for the Tier 2 Notes contains a similar restrictive covenant and further requires a proportional payment of the Tier 2 Notes (or interest thereon) when payments are made on the surplus notes.
Under the terms of Ambac Assurance’s AMPS, dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided, that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for, enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS.
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
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed income securities representing municipal, asset-backed and corporate obligations, certain interest rate swap contracts and most long-term debt of financial guarantee variable interest entities consolidated under the Consolidation Topic of the ASC.

●	Level 3
Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts, certain uncollateralized interest rate swap contracts, equity interests in Ambac sponsored special purpose entities and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities include fixed income securities, loan receivables, and certain long-term debt of financial guarantee variable interest entities consolidated under the Consolidation Topic of the ASC.

| Ambac Financial Group, Inc. 107 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2018 and 2017, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2018:
Financial assets:
Fixed income securities:
Municipal obligations	$879,919	$879,919	$—	$879,919	$—
Corporate obligations	1,278,122	1,278,122	—	1,278,122	—
Foreign obligations	30,834	30,834	29,922	912	—
U.S. government obligations	94,394	94,394	94,394	—	—
Residential mortgage-backed securities	258,607	258,607	—	258,607	—
Collateralized debt obligations	131,356	131,356	—	131,356	—
Other asset-backed securities	442,443	442,443	—	370,372	72,071
Short term investments	430,331	430,331	304,880	125,451	—
Other investments (1)	391,217	367,315	71,108	—	16,266
Cash, cash equivalents and restricted cash	82,494	82,494	52,661	29,833	—
Loans	9,913	11,620	—	—	11,620
Derivative assets:
Interest rate swaps—asset position	59,468	59,468	—	12,008	47,460
Other assets	4,516	4,516	—	—	4,516
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,737,286	2,737,286	—	—	2,737,286
Restricted cash	999	999	999	—	—
Loans	4,287,664	4,287,664	—	—	4,287,664
Derivative assets:
Currency swaps-asset position	66,302	66,302	—	66,302	—
Total financial assets	$11,185,865	$11,163,670	$553,964	$3,152,882	$7,176,883
Financial liabilities:
Long term debt, including accrued interest	$3,304,737	$3,259,966	$—	$2,909,272	$350,694
Derivative liabilities:
Credit derivatives	1,459	1,459	—	—	1,459
Interest rate swaps—liability position	71,861	71,861	—	71,861	—
Futures contracts	3,379	3,379	3,379	—
Other contracts	—	—	—	—	—
Liabilities for net financial guarantees written (2)	(718,388)	558,824	—	—	558,824
Variable interest entity liabilities:
Long-term debt	5,268,596	5,268,596	—	5,051,504	217,092
Derivative liabilities:
Interest rate swaps—liability position	1,712,062	1,712,062	—	1,712,062	—
Total financial liabilities	$9,643,706	$10,876,147	$3,379	$9,744,699	$1,128,069

| Ambac Financial Group, Inc. 108 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2017:
Financial assets:
Fixed income securities:
Municipal obligations	$779,834	$779,834	$—	$779,834	$—
Corporate obligations	860,075	860,075	450	859,625	—
Foreign obligations	26,543	26,543	25,615	928	—
U.S. government obligations	85,408	85,408	85,408	—	—
Residential mortgage-backed securities	2,251,333	2,251,333	—	1,515,316	736,017
Collateralized debt obligations	51,037	51,037	—	51,037	—
Other asset-backed securities	597,942	597,942	—	525,402	72,540
Fixed income securities, pledged as collateral:
U.S. government obligations	99,719	99,719	99,719	—	—
Short term investments	557,270	557,270	389,299	167,971	—
Other investments (1)	431,630	413,977	56,498	29,750	17,288
Cash and cash equivalents	623,703	623,703	615,073	8,630	—
Loans	10,358	10,284	—	—	10,284
Derivative assets:
Interest rate swaps—asset position	73,199	73,199	—	11,825	61,374
Other assets	5,979	5,979	—	—	5,979
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,914,145	2,914,145	—	—	2,914,145
Restricted cash	978	978	978	—	—
Loans	11,529,384	11,529,384	—	—	11,529,384
Derivative assets:
Currency swaps-asset position	54,877	54,877	—	54,877	—
Total financial assets	$20,953,414	$20,935,687	$1,273,040	$4,005,195	$15,347,011
Financial liabilities:
Long term debt, including accrued interest	$1,428,680	$1,369,499	$—	$1,046,511	$322,988
Derivative liabilities:
Credit derivatives	566	566	—	—	566
Interest rate swaps—asset position	(627)	(627)	—	(627)	—
Interest rate swaps—liability position	81,495	81,495	—	81,495	—
Futures contracts	1,348	1,348	1,348	—	—
Other contracts	—	—	—	—	—
Liabilities for net financial guarantees written (2)	3,435,438	4,842,402	—	—	4,842,402
Variable interest entity liabilities:
Long-term debt	12,160,544	12,160,544	—	9,402,856	2,757,688
Derivative liabilities:
Interest rate swaps—liability position	2,205,264	2,205,264	—	2,205,264	—
Total financial liabilities	$19,312,708	$20,660,491	$1,348	$12,735,499	$7,923,644

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $279,941 and $310,441 as of December 31, 2018 and 2017, respectively, which are measured using NAV per share as a practical expedient.

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

| Ambac Financial Group, Inc. 109 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Determination of Fair Value:
When available, Ambac uses quoted active market prices specific to the financial instrument to determine fair value, and classifies such items within Level 1. The determination of fair value for financial instruments categorized in Level 2 or 3 involves judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different values for financial instruments. In addition, the use of internal valuation models may require assumptions about hypothetical or inactive markets. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value.
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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At December 31, 2018, approximately 8%, 90%, and 2% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2017, approximately 6%, 79%, and 15% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: A portion of these securities were guaranteed under policies that were subject to the Segregated Account Rehabilitation Plan and had projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. As described in Note 1. Background and Business Description, upon consummation of the Rehabilitation Exit Transactions on February 12, 2018, all Deferred Amounts have been settled. The fair value of such securities classified as Level 3 was $0 and $709,950 at December 31, 2018 and 2017, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan effective in 2017, were to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made.
The remaining portion of Level 3 residential mortgage-backed securities as of December 31, 2017 was an Ambac-insured re-REMIC containing distressed mortgage-backed securities as collateral. The security was transfered from Level 3 to Level 2

| Ambac Financial Group, Inc. 110 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

during 2018. The fair value of this security was $26,067 as of December 31, 2017. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at December 31, 2018 were as follows:

December 31, 2017:
a. Coupon rate	2.05%
b. Average Life	0.65 years
c. Yield	10.00%
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $72,071 and $72,540 at December 31, 2018 and 2017, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at December 31, 2018 and 2017 include the following weighted averages:

December 31, 2018:
a. Coupon rate	5.97%
b. Average Life	16.29 years
c. Yield	12.00%

December 31, 2017:
a. Coupon rate	5.97%
b. Average Life	17.02 years
c. Yield	12.00%
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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps, credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The fair value of credit derivative liabilities was reduced by $138 and $60 at December 31, 2018 and 2017, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swap liabilities are collateralized and are not adjusted with an Ambac CVA at December 31, 2018 and 2017.
Interest rate swaps that are not centrally cleared are valued using vendor-developed models that incorporate interest rates and yield curves that are observable and regularly quoted. These models provide the net present value of the derivatives based on contractual terms and observable market data. Generally, the need for counterparty (or Ambac) CVAs on interest rate derivatives is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Certain of these derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments.
Ambac's remaining credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and expected life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only two remaining credit derivatives with internal credit ratings of AA or better at December 31, 2018. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and

| Ambac Financial Group, Inc. 111 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

assumed contracts, net cash flows for each policy includes future: (i) installment premium receipts, (ii) gross claim payments, (iii) subrogation receipts, and (iv) unpaid claims on claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and interest thereon. The timing of future claim payments of the Segregated Account was at the sole discretion of the Rehabilitator until the Segregated Account rehabilitation was concluded on February 12, 2018. For ceded reinsurance contracts, net cash flows for each policy includes future: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each assumed or ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. A profit margin was developed based on discussions with the third-party institutions with valuation expertise and discussions with industry participants. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
This methodology is based on management’s expectations of how a market participant would estimate net cash flows. We are aware of a number of factors that may cause such fair or exit value to differ, perhaps materially. For example, since no financial guarantor with Ambac Assurance’s credit quality is writing or otherwise obtaining financial guarantee business (e.g. reinsurance or novation of policies from other insurers) we do not have access to observable pricing data points.
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
Variable Interest Entity Assets and Liabilities:
The financial assets and liabilities of VIEs consolidated under the Consolidation Topic of the ASC consist primarily of fixed income securities, loans, derivative and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based on internal discounted cash flow models. Comparable to the sensitivities of investments in fixed income securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for VIE debt. VIE debt instruments considered Level 3 include notes secured primarily by European ABS. Information about the valuation inputs for the various VIE debt categories classified as Level 3 is as follows:
European ABS transactions: The fair value of such obligations classified as Level 3 was $217,092 and $2,757,688 at December 31, 2018 and 2017, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at December 31, 2018 and 2017 include the following weighted averages:

December 31, 2018
a. Coupon rate	2.20%
b. Maturity	18.93 years
c. Yield	3.18%

December 31, 2017
a. Coupon rate	0.40%
b. Maturity	15.28 years
c. Yield	4.82%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at December 31, 2018 and 2017 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and

| Ambac Financial Group, Inc. 112 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.1% and 3.1% at December 31, 2018 and 2017, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2018, 2017 and 2016. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2018	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$808,557	$5,979	$60,808	$2,914,145	$11,529,384	$(2,757,688)	$12,561,185
Total gains/(losses) realized and unrealized:
Included in earnings	36,222	(1,463)	(9,142)	16,010	(201,482)	189,438	29,583
Included in other comprehensive income	(52,908)	—	—	(158,333)	(469,665)	90,901	(590,005)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(714,491)	—	(5,665)	(34,536)	(624,108)	22,905	(1,355,895)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(5,309)	—	—	—	—	—	(5,309)
Deconsolidation of VIEs	—	—	—	—	(5,946,465)	2,237,352	(3,709,113)
Balance, end of period	$72,071	$4,516	$46,001	$2,737,286	$4,287,664	$(217,092)	$6,930,446
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,463)	$(9,530)	$16,010	$(62,653)	$46,761	$(10,875)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2017	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$762,703	$7,382	$(100,282)	$2,622,566	$10,658,963	$(2,582,220)	$11,369,112
Total gains/(losses) realized and unrealized:
Included in earnings	65,195	(1,403)	62,847	70,928	550,021	35,009	782,597
Included in other comprehensive income	6,392	—	—	253,429	1,004,284	(254,093)	1,010,012
Purchases	35,781	—	—	—	—	—	35,781
Issuances	—	—	—	—	—	—	—
Sales	(79,319)	—	—	—	—	—	(79,319)
Settlements	(29,963)	—	98,243	(32,778)	(683,884)	43,616	(604,766)
Transfers into Level 3	47,768	—	—	—	—	—	47,768
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$808,557	$5,979	$60,808	$2,914,145	$11,529,384	$(2,757,688)	$12,561,185
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,403)	$8,913	$70,928	$547,004	$36,851	$662,293

| Ambac Financial Group, Inc. 113 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2016	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
Total gains/(losses) realized and unrealized:
Included in earnings	54,600	(1,314)	(15,374)	508,873	1,166,898	(842,748)	870,935
Included in other comprehensive income	40,518	—	—	(474,863)	(1,944,821)	486,218	(1,892,948)
Purchases	99,018	—	—	—	—	—	99,018
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(28,682)	—	14,284	—	(253,438)	216,582	(51,254)
Transfers into Level 3	108,365	—	—	—	—	—	108,365
Transfers out of Level 3	—	—	—	—	—	737,898	737,898
Balance, end of period	$762,703	$7,382	$(100,282)	$2,622,566	$10,658,963	$(2,582,220)	$11,369,112
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,314)	$(16,351)	$508,873	$1,166,898	$(842,748)	$815,358
The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level-3 Investments by Class
	2018			2017
Year Ended December 31,	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$72,540	$736,017	$808,557	$65,990	$696,713	$762,703
Total gains/(losses) realized and unrealized:
Included in earnings	1,495	34,727	36,222	1,433	63,762	65,195
Included in other comprehensive income	(770)	(52,138)	(52,908)	6,130	262	6,392
Purchases	—	—	—	—	35,781	35,781
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	(79,319)	(79,319)
Settlements	(1,194)	(713,297)	(714,491)	(1,013)	(28,950)	(29,963)
Transfers into Level 3	—	—	—	—	47,768	47,768
Transfers out of Level 3	—	(5,309)	(5,309)	—	—	—
Balance, end of period	$72,071	$—	$72,071	$72,540	$736,017	$808,557
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

| Ambac Financial Group, Inc. 114 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 Investments by Class
Year Ended December 31, 2016	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$—	$488,884	$488,884
Total gains/(losses) realized and unrealized:
Included in earnings	1,908	52,692	54,600
Included in other comprehensive income	(5,597)	46,115	40,518
Purchases	—	99,018	99,018
Issuances	—	—	—
Sales	—	—	—
Settlements	(1,028)	(27,654)	(28,682)
Transfers into Level 3	70,707	37,658	108,365
Transfers out of Level 3	—	—	—
Balance, end of period	$65,990	$696,713	$762,703
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—

Level-3 Derivatives by Class
	2018			2017
Year Ended December 31,	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$61,374	$(566)	$60,808	$(84,933)	$(15,349)	$(100,282)
Total gains/(losses) realized and unrealized:
Included in earnings	(8,637)	(505)	(9,142)	46,475	16,372	62,847
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(5,277)	(388)	(5,665)	99,832	(1,589)	98,243
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$47,460	$(1,459)	$46,001	$61,374	$(566)	$60,808
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(8,637)	$(893)	$(9,530)	$6,716	$2,197	$8,913

| Ambac Financial Group, Inc. 115 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 Derivatives by Class
Year Ended December 31, 2016	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(64,649)	$(34,543)	$(99,192)
Total gains/(losses) realized and unrealized:
Included in earnings	(35,480)	20,106	(15,374)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	15,196	(912)	14,284
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance, end of period	$(84,933)	$(15,349)	$(100,282)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(35,480)	$19,129	$(16,351)
Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3. Non-agency RMBS securities transferred from Level 2 into Level 3 in 2017, and out of Level 3 into Level 2 in 2018, include an Ambac-insured re-REMIC collateralized by distressed mortgage-backed securities. Non-agency RMBS transferred into Level 3 in 2017 and 2016 consist of certain investments in Ambac-wrapped RMBS securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. Other asset-backed securities transferred into Level 3 in 2016 consist of a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. These invested assets were internally valued as management either could not obtain or could not corroborate the reasonableness of third party quotes.
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

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income (Expense)
Year Ended December 31, 2018
Total gains (losses) included in earnings for the period	$36,222	$(9,142)	$3,966	$(1,463)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(9,530)	118	(1,463)

Year Ended December 31, 2017
Total gains (losses) included in earnings for the period	$65,195	$62,847	$655,956	$(1,403)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	8,913	654,753	(1,403)

Year Ended December 31, 2016
Total gains (losses) included in earnings for the period	$54,600	$(15,374)	$833,023	$(1,314)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(16,351)	833,023	(1,314)

| Ambac Financial Group, Inc. 116 2018 FORM 10-K |

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
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2018 and 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-Credit Other- than-temporary Impairments (1)
December 31, 2018
Fixed income securities:
Municipal obligations	$882,631	$14,364	$17,076	$879,919	$5
Corporate obligations (2)	1,288,882	6,444	17,204	1,278,122	—
Foreign obligations	30,496	399	61	30,834	—
U.S. government obligations	93,636	1,371	613	94,394
Residential mortgage-backed securities	221,825	37,575	793	258,607	27
Collateralized debt obligations	133,075	8	1,727	131,356	—
Other asset-backed securities	370,199	72,868	624	442,443	—
	3,020,744	133,029	38,098	3,115,675	32
Short-term	430,405	23	97	430,331	—
Total available-for-sale investments	$3,451,149	$133,052	$38,195	$3,546,006	$32

December 31, 2017
Fixed income securities:
Municipal obligations	$845,778	$3,456	$69,400	$779,834	$—
Corporate obligations	858,774	6,772	5,471	860,075	—
Foreign obligations	26,245	409	111	26,543	—
U.S. government obligations	86,900	261	1,753	85,408	—
Residential mortgage-backed securities	2,214,512	67,303	30,482	2,251,333	23,832
Collateralized debt obligations	50,754	283	—	51,037	—
Other asset-backed securities	531,660	66,899	617	597,942	—
	4,614,623	145,383	107,834	4,652,172	23,832
Short-term	557,476	3	209	557,270	—
	5,172,099	145,386	108,043	5,209,442	23,832
Fixed income securities pledged as collateral:
U.S. government obligations	99,719	—	—	99,719	—
Total collateralized investments	99,719	—	—	99,719	—
Total available-for-sale investments	$5,271,818	$145,386	$108,043	$5,309,161	$23,832

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2018 and 2017.

(2)	Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exist Transactions.

| Ambac Financial Group, Inc. 117 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2018, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$508,478	$508,138
Due after one year through five years	1,094,712	1,093,945
Due after five years through ten years	301,303	296,305
Due after ten years	821,557	815,212
	2,726,050	2,713,600
Residential mortgage-backed securities	221,825	258,607
Collateralized debt obligations	133,075	131,356
Other asset-backed securities	370,199	442,443
Total	$3,451,149	$3,546,006
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2018
Fixed income securities:
Municipal obligations	$537,904	$15,878	$28,533	$1,198	$566,437	$17,076
Corporate obligations	306,506	8,634	190,273	8,570	496,779	17,204
Foreign obligations	1,161	1	5,163	60	6,324	61
U.S. government obligations	5,643	135	58,495	478	64,138	613
Residential mortgage-backed securities	34,852	793	—	—	34,852	793
Collateralized debt obligations	123,848	1,727	—	—	123,848	1,727
Other asset-backed securities	13,813	33	77,479	591	91,292	624
	1,023,727	27,201	359,943	10,897	1,383,670	38,098
Short-term	115,374	97	—	—	115,374	97
Total	$1,139,101	$27,298	$359,943	$10,897	$1,499,044	$38,195

| Ambac Financial Group, Inc. 118 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2017
Fixed income securities:
Municipal obligations	$667,335	$68,578	$32,525	$822	$699,860	$69,400
Corporate obligations	292,028	3,377	87,272	2,094	379,300	5,471
Foreign obligations	8,122	81	1,700	30	9,822	111
U.S. government obligations	74,188	1,653	5,525	100	79,713	1,753
Residential mortgage-backed securities	668,524	12,524	418,617	17,958	1,087,141	30,482
Other asset-backed securities	26,655	58	88,023	559	114,678	617
	1,736,852	86,271	633,662	21,563	2,370,514	107,834
Short-term	251,926	209	—	—	251,926	209
Total	$1,988,778	$86,480	$633,662	$21,563	$2,622,440	$108,043
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of December 31, 2018 and 2017 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of December 31, 2018, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at December 31, 2018, $660,063 of the total fair value and $17,838 of the unrealized loss related to below investment grade and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2017, $1,855,694 of the total fair value and $100,503 of the unrealized loss related to below investment grade and non-rated securities. As discussed further below, most of the securities in a gross unrealized loss position that are below investment grade or non-rated are guaranteed by Ambac Assurance. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Municipal obligations
The gross unrealized losses on municipal obligations as of December 31, 2018 are primarily on Puerto Rico bonds that are guaranteed by Ambac Assurance. Management assessed whether these securities suffered credit impairment as of December 31, 2018 based on the value of cash and securities received in the February 2019 commutation transactions executed in connection with the COFINA Plan of Adjustment. Management has determined that the amortized cost bases of these securities are fully recoverable.
Corporate obligations
The gross unrealized losses on corporate obligations as of December 31, 2018 are primarily the result of the increase in interest rates since purchase. These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.

| Ambac Financial Group, Inc. 119 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

Year Ended December 31,	2018	2017	2016
Gross realized gains on securities	$111,417	$29,080	$17,344
Gross realized losses on securities	(6,511)	(18,945)	(8,239)
Foreign exchange (losses) gains	6,718	(4,769)	30,179
Net realized gains	$111,624	$5,366	$39,284
Net other-than-temporary impairments (1)	$(3,238)	$(20,171)	$(21,819)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

During the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments resulted in adverse changes in projected cash flows on certain impaired Ambac insured securities. Such changes in estimated claim payments on Ambac insured securities contributed to net other-than-temporary impairments for the years ended December 31, 2017 and 2016 presented in the table above.
Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold securities that are in an unrealized loss position, which could result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of December 31, 2018 and 2017 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Year Ended December 31,	2018	2017	2016
Balance, beginning of period	$67,085	$52,070	$31,176
Additions for credit impairments recognized on:
Securities not previously impaired	1,210	3,310	3,572
Securities previously impaired	226	11,705	17,322
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(56,067)	—	—
Balance, end of period	$12,454	$67,085	$52,070

Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Cash, cash equivalents and securities held directly in Ambac’s investment portfolio with a combined fair value of $102,904 and $120,645 at December 31, 2018 and 2017, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $5,975 and $5,974 at December 31, 2018 and 2017, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $0 and $346,212 at December 31, 2018 and 2017, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a securitization transaction. The securities may not be sold or repledged by the trust. These assets were held and the secured debt was issued by entities that qualified as VIEs and are consolidated in Ambac’s consolidated financial statements. Refer to Note 3. Variable Interest Entities for a further description of this transaction.
As further discussed in Note 1. Background and Business Description, Ambac LSNI, an unconsolidated VIE, issued Secured Notes in connection with the Rehabilitation Exit Transactions of February 12, 2018. Securities with a fair value of $209,983 at December 31, 2018 were pledged as collateral and as sources of funding to repay the Secured Notes. The securities may not be transferred or repledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of the Secured Notes held by Ambac Assurance. The amount of such proceeds from the December 31, 2018 interest payment and partial redemption of Secured Notes held by Ambac Assurance was $19,405 and is included in Restricted cash on the Consolidated Balance Sheet at December 31, 2018.

| Ambac Financial Group, Inc. 120 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2018 and 2017, respectively:

	Municipal obligations	Corporate obligations (3)	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating (1)
December 31, 2018:
Ambac Assurance Corporation (2)	$833,241	$656,473	$599,185	$2,088,899	CC
National Public Finance Guarantee Corporation	15,600	—	—	15,600	BBB-
Total	$848,841	$656,473	$599,185	$2,104,499	CC

December 31, 2017:
Ambac Assurance Corporation (2)	$706,715	$32,660	$2,702,887	$3,442,262	CC
National Public Finance Guarantee Corporation	20,733	—	—	20,733	BBB-
Assured Guaranty Municipal Corporation	5,998	—	—	5,998	BBB+
Total	$733,446	$32,660	$2,702,887	$3,468,993	CC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes corporate obligations and asset-backed securities with a fair value of $144,672 and $170,280 at December 31, 2018 and 2017, respectively, insured by Ambac UK.

(3)	2018 includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by Ambac Assurance.
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

Class of Funds	December 31, 2018	December 31, 2017	Redemption frequency	Redemption notice period
Real estate properties (1)	$16,123	$33,154	quarterly	10 business days
Diversified hedge fund strategies (2)	—	53,054	semi-monthly	15 - 30 days
Interest rate products (3) (7)	177,357	136,603	daily, weekly or monthly	0 - 30 days
Illiquid investments (4)	84,297	67,787	quarterly	180 days
Insurance-linked investments (5)	29,318	22,666	quarterly	90-120 days
Equity market investments (6) (7)	43,954	53,675	daily	0 days
Total equity investments in pooled funds	$351,049	$366,939

(1)	Investments consist of UK property to generate income and capital growth.

(2)
Investments seek diversified exposure to hedge fund core strategies to produce high risk-adjusted returns, with low long-term correlation to traditional markets and with targeted volatility levels. Funds may have the right to defer redemptions under certain circumstances. Ambac sold its position in this fund in 2018.

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

(4)
This class seeks to obtain high long-term total return through investments with low liquidity and defined term, resulting in expected capital distributions to subscribers between 2020 and 2023. Redemptions were not able to occur prior to the expiration of the investment lock-up period in May 2018.

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

| Ambac Financial Group, Inc. 121 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(6)	Investments represent a diversified exposure to global equity market returns through holdings of various regional market index funds.

(7)
Interest rate products include $27,154 at December 31, 2018 and $2,823 at December 31, 2017 and equity market investments include $43,954 at December 31, 2018 and $53,675 at December 31, 2017 that have readily determinable fair values priced through pricing vendors.

Ambac also holds an equity interest in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes that is accounted for under the equity method. At December 31, 2017, Ambac also held debt securities issued by the trust that were accounted for as trading.
Investment Income:
Net investment income was comprised of the following for the affected periods:

Year Ended December 31,	2018	2017	2016
Fixed income securities	$265,380	$337,454	$288,554
Short-term investments	11,014	7,898	1,505
Loans	730	520	337
Investment expense	(6,599)	(8,098)	(9,347)
Securities available-for-sale and short-term	270,525	337,774	281,049
Other investments	2,192	23,179	32,318
Total net investment income	$272,717	$360,953	$313,367

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

Year Ended December 31,	2018	2017	2016
Net gains (losses) recognized during the period on trading securities	$(3,035)	$18,242	$27,654
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	615	4,854	7,474
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$(3,650)	$13,388	$20,180
11. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of December 31, 2018 and 2017.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
December 31, 2018:
Derivative Assets:
Interest rate swaps	$59,768	$300	$59,468	$—	$59,468
Total non-VIE derivative assets	$59,768	$300	$59,468	$—	$59,468
Derivative Liabilities:
Credit derivatives	$1,459	$—	$1,459	$—	$1,459
Interest rate swaps	72,161	300	71,861	67,126	4,735
Futures contracts	3,379	—	3,379	3,379	—
Total non-VIE derivative liabilities	$76,999	$300	$76,699	$70,505	$6,194
Variable Interest Entities Derivative Assets:
Currency swaps	$66,302	$—	$66,302	$—	$66,302
Total VIE derivative assets	$66,302	$—	$66,302	$—	$66,302
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,712,062	$—	$1,712,062	$—	$1,712,062
Total VIE derivative liabilities	$1,712,062	$—	$1,712,062	$—	$1,712,062

| Ambac Financial Group, Inc. 122 2018 FORM 10-K |

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
Amounts recognized for the right to reclaim cash and cash equivalents collateral or the obligation to return cash and cash equivalents collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash and cash equivalents collateral and posted margin, recorded in “Other assets” were $102,904 and $20,926 as of December 31, 2018 and 2017, respectively. There were no amounts held representing an obligation to return cash and cash equivalents collateral as of December 31, 2018 and 2017.
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the year ended December 31, 2018 and 2017:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss) – Year Ended December 31,
		2018	2017	2016
Non-VIE derivatives:
Change in fair value of credit derivatives:
Realized gains and other settlements		$388	$1,589	$912
Unrealized gains (losses)		(893)	14,783	19,194
Credit derivatives	Net gains (losses) on derivative contracts	(505)	16,372	20,106
Interest rate swaps	Net gains (losses) on derivative contracts	600	48,870	(50,082)
Futures contracts	Net gains (losses) on derivative contracts	6,895	10,695	(191)
Total non-VIE derivatives		6,990	75,937	(30,167)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	11,425	(25,530)	58,990
Interest rate swaps	Income (loss) on variable interest entities	493,203	(126,664)	(574,554)
Total Variable Interest Entities		504,628	(152,194)	(515,564)
Total derivative contracts		$511,113	$(59,885)	$(525,625)

Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at December 31, 2018 include ratings based collateral-posting triggers or otherwise require Ambac to

| Ambac Financial Group, Inc. 123 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
The portfolio of our credit derivatives were written on a “pay-as-you-go” basis. Similar to a financial guarantee insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation.
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following summarizes the gross principal notional outstanding for CDS contracts, by Ambac rating as of December 31, 2018 and 2017:

Ambac Rating December 31,	2018	2017
AAA	$—	$—
AA	295,342	175,765
A	—	—
BBB (1)	—	150,125
Below investment grade (2)	—	—
Total	$295,342	$325,890

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

Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps and US Treasury futures contracts to provide an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of December 31, 2018 and 2017 the notional amounts of its derivatives are as follows:

	Notional - December 31,
Type of Derivative	2018	2017
Interest rate swaps—receive-fixed/pay-variable	$493,368	$379,497
Interest rate swaps—pay-fixed/receive-variable	1,121,532	1,428,264
US Treasury futures contracts—short	1,760,000	1,655,000

On June 27, 2017, Ambac entered into a termination agreement with various parties in connection with the commutation of interest rate swaps between an asset-backed issuer and AFS. Ambac paid $94,407 under the termination agreement and reported a gain on the terminated swaps of $43,443 within net gains (losses) on derivative contracts on the Consolidated Statements of Total Comprehensive Income (Loss).
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within their securitization structure. The notional for VIE derivatives outstanding as of December 31, 2018 and 2017 are as follows:

	Notional - December 31,
Type of VIE Derivative	2018	2017
Interest rate swaps—receive-fixed/pay-variable	$1,399,532	$1,483,491
Interest rate swaps—pay-fixed/receive-variable	1,176,748	2,479,244
Currency swaps	344,992	394,541
Credit derivatives	10,254	12,100
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
As of December 31, 2018 and 2017, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $67,071 and $79,912, respectively, related to which Ambac had posted cash, cash equivalents and securities as collateral with a fair value of $92,657 and $111,391, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on December 31, 2018, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

| Ambac Financial Group, Inc. 124 2018 FORM 10-K |

12. LOANS
Loans had been extended: (i) by VIEs which are consolidated by Ambac under ASC Topic 810 as a result of Ambac’s financial guarantees of the VIEs’ note liabilities and/or assets and (ii) to certain institutions in connection with various transactions.
Loans extended by consolidated VIEs are generally carried at fair value on the Consolidated Balance Sheets. See Note 3. Variable Interest Entities for further information about VIEs for which the assets and liabilities are carried at fair value.
Other loans had an outstanding principal balance of $19,191 and $20,184 at December 31, 2018 and 2017, respectively. The effective interest rate on these loans ranged from 6.51% to 8.60% and 6.51% to 8.07% at December 31, 2018 and 2017, respectively. The maturity date of these loans ranged from June 2026 to December 2046 as of December 31, 2018. Collectability of these loans is evaluated on an ongoing basis; no loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2018 and 2017.
13. LONG-TERM DEBT
The carrying value of long-term debt was as follows:

December 31,	2018	2017
Ambac Assurance:
5.1% surplus notes due 2020	$487,110	$668,667
5.1% junior surplus notes due 2020	249,785	249,036
Ambac Note	1,940,289	—
Tier 2 Notes	251,745	—
Secured borrowing	—	73,993
Ambac Assurance long-term debt	$2,928,929	$991,696

Variable Interest Entities long-term debt	$5,268,596	$12,160,544
Surplus Notes
Ambac Assurance surplus notes, with a par amount of $530,744 and $754,811 at December 31, 2018 and 2017, respectively have a scheduled maturity of June 7, 2020. On February 12, 2018, the Rehabilitation Exit Transactions were consummated, resulting in a $463,624 reduction of consolidated surplus notes par outstanding. On August 3, 2018, in connection with the AMPS Exchange, Ambac Assurance issued surplus notes with a par amount of $212,740. Also, during the year ended December 31, 2018, sales of surplus notes held by Ambac and other transactions resulted in additional net issuance of $26,817 Ambac Assurance surplus note par value. In 2017, Ambac purchased $147,236 par amount of these surplus notes. The retirement of certain notes as part of the Rehabilitation Exit Transactions in 2018 and Ambac purchases in 2017 resulted in gains of $3,121 and $3,815 for the years ended December 31, 2018 and 2017, respectively, recognized in Net realized gains (losses) on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income.
Surplus notes outstanding are recorded at their fair value at the date of issuance. The discount on surplus notes is accreted into income using the effective interest method based on projected cash flows at the date of issuance. The weighted average imputed interest rate on surplus notes outstanding as of December 31, 2018 is 10.1%. All payments of principal and interest on these surplus notes are subject to the prior approval of the OCI. Annually from 2011 through 2018, OCI issued its disapproval of the requests of Ambac Assurance to pay the full interest on outstanding surplus notes on the annual scheduled interest payment date of June 7th. If the OCI does not approve the payment of interest on these surplus notes, such interest will accrue and compound annually until paid. In connection with the Rehabilitation Exit Transactions, Ambac Assurance made a one-time current interest payment on remaining surplus notes (other than junior surplus notes) of $13,501, of which $2,618 was received by Ambac for surplus notes that it owned and that are considered extinguished for accounting purposes.
Refer to Note 1. Background and Business Description for further discussion of both the Rehabilitation Exit Transactions and the AMPS Exchange.
Junior Surplus Notes
The junior surplus notes have a par value of $366,644 and $370,237 at December 31, 2018 and 2017, respectively. Pursuant to the Second Amended Plan of Rehabilitation, Ambac Assurance became the obligor under the junior surplus notes (originally issued by the Segregated Account) as of February 12, 2018. These junior surplus notes have a scheduled maturity of June 7, 2020, subject to the following restrictions. Principal and interest payments on these junior surplus notes cannot be made until all Ambac Assurance surplus notes (other than junior surplus notes) are paid in full and after all of Ambac Assurance's future and existing senior indebtedness, policy and other priority claims have been paid in full. All payments of principal and interest on these junior surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the junior surplus notes, such interest will accrue and compound annually until paid. No such approval has been sought or obtained to pay interest on junior surplus notes since their issuance.

•
Par value at December 31, 2018 and 2017 includes $16,644 and $20,237, respectively, of junior surplus notes issued in connection with a settlement agreement (the “OSS Settlement Agreement”) entered into among Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) with respect to the termination of Ambac’s office lease with OSS. Part of these junior surplus notes ($1,661 current par value at December 31, 2018) are reducing periodically as rent payments under the replacement lease (beginning in January 2016) are made by Ambac Assurance. Par value of these junior surplus notes was reduced by $3,593 and $3,799 during the year ended December 31, 2018 and 2017, respectively, as rent payments were made by Ambac Assurance. These junior surplus notes were recorded at their fair value at the date of issuance. The discount on these notes are currently being accreted into income using the effective interest method at an imputed interest rate of 19.5%.

•
Par value at December 31, 2018 and 2017 includes $350,000 face amount of a junior surplus note originally issued to Ambac pursuant to Ambac's Chapter 11 Reorganization Plan in accordance with the Mediation Agreement dated

| Ambac Financial Group, Inc. 125 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

September 21, 2011 among Ambac, Ambac Assurance, the Segregated Account, the Rehabilitator, the OCI and the Official Committee of Unsecured Creditors of Ambac, and that Ambac sold to a Trust on August 28, 2014. This junior surplus note was recorded at a discount to par based on its fair value on August 28, 2014. Ambac is accreting the discount on this junior surplus note into earnings using the effective interest method, based on an imputed interest rate of 8.4%.
Ambac Note
The Ambac Note, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, as more fully described in Note 1. Background and Business Description, has a par value of $1,940,289 at December 31, 2018, and has a legal maturity of February 12, 2023. Interest on the Ambac Note is payable quarterly (on the last day of each quarter beginning with June 30, 2018) at an annual rate of 3-month U.S. Dollar LIBOR + 5.00%, subject to a 1.00% LIBOR floor. During the year ended December 31, 2018, $214,062 par value of the Ambac Note was redeemed. The maturity date for the Ambac Note is the earlier of (x) February 12, 2023, and (y) if the Secured Notes are then outstanding, the date that is five business days prior to the date for which OCI has approved the repayment of the outstanding principal amount of the surplus notes (other than junior surplus notes) issued by Ambac Assurance. Promptly, and in any event within four business days after the receipt (whether directly or indirectly) of any representation and warranty subrogation recoveries, Ambac Assurance shall (i) apply an amount (the “Mandatory Redemption Amount”) equal to the lesser of (a) the amount of such representation and warranty subrogation recoveries and (b) all outstanding principal and accrued and unpaid interest on the Ambac Note to redeem the Ambac Note, in whole or in part, as applicable; provided, that any non-cash representation and warranty subrogation recoveries shall be deemed to be received upon the receipt of the applicable appraisal.
The portion of the Ambac Note issued in connection with the exchange of surplus notes ("Ambac Note A") was accounted for as a debt modification since the creditors before and after the exchange remained the same and the change in terms was not considered substantial. A substantial change is considered to be a change in cash flows of equal to or greater than 10%, and because the change in cash flows was less than 10%, debt modification accounting is appropriate. Under debt modification accounting, Ambac Note A was recorded at a discount to par based on the carrying value of the surplus notes less the cash consideration paid. Furthermore, no gain or loss was recorded on the surplus note exchange and a new effective interest rate was established based on the cash flows of Ambac Note A. Any consideration paid directly related to the issuance of Ambac Note A was expensed as incurred. The portion of the Ambac Note issued in connection with the exchange of Deferred Amounts ("Ambac Note B") was recorded at fair value. The Deferred Amount exchange was accounted for as an extinguishment of the Deferred Amounts with the gain reflected as a benefit to loss and loss expenses. Any consideration paid directly related to the issuance of Ambac Note B was capitalized and amortized as part of the effective yield calculation. The aggregate discount on the entire Ambac Note (portions A and B) was accreted into earnings from the date of issuance through September 30, 2018 using the effective interest method, based on an imputed interest rate of 7.6%. As of December 31, 2018 the discount on the Ambac Note has been fully amortized.
Tier 2 Notes
The Tier 2 Notes, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, with a par value of $258,585 (including paid-in-kind interest of $18,585) at December 31, 2018 have a legal maturity of February 12, 2055. Interest on the Tier 2 Notes is at an annual rate of 8.50%. Other than upon payment of principal at redemption or maturity, interest payments will not be made in cash on interest payment dates and shall be paid-in-kind and compounded on the last day of each calendar quarter. The Tier 2 Notes were recorded at a discount to par as any consideration paid that was directly related to the issuance of the Tier 2 Notes was capitalized and is part of the effective yield calculation. Ambac is accreting the discount on the Tier 2 Notes into earnings using the effective interest method, based on an imputed interest rate of 9.9%.
The Tier 2 Notes are subject to mandatory redemption triggers upon: (i) receipt of subject representation and warranty subrogation recoveries in excess of $1,600,000 ("Tier 2 Net Proceeds") or (ii) payment of principal or interest on Ambac Assurance surplus notes (other than junior surplus notes). Promptly, and in any event within five business days after the receipt (whether directly or indirectly) of Tier 2 Net Proceeds, Ambac Assurance shall deposit an amount equal to the Tier 2 Net Proceeds to a collateral account, provided, that any non-cash representation and warranty subrogation recoveries shall be deemed to be received upon the receipt of the applicable appraisal. Similarly, within five business dates after a surplus note payment (other than in connection with the Rehabilitation Exit Transactions), Ambac Assurance shall deposit an amount based on the percentage of surplus notes paid applied to the outstanding balance of the Tier 2 Notes to a collateral account. In both cases, the amount deposited shall not be in excess of the amount required to redeem all outstanding Tier 2 Notes. Also, such amounts shall be used to initiate a redemption.
The Tier 2 Notes may also be redeemed, in whole or in part, at the option of Ambac Assurance. Both mandatory and optional redemptions may be made at a price equal to 100% of the aggregate principal amount redeemed, plus accrued and unpaid interest, if any, plus a make-whole premium. Make-whole premiums are calculated based on future interest payments through the contractual call date ("Initial Call Date"). The Initial Call Date at issuance of December 17, 2020 extends ratably beginning the first anniversary of issuance to September 17, 2021 by the second anniversary, and to March 17, 2022 by the third anniversary of issuance. There are no extensions of the Initial Call Date beyond March 17, 2022. The Initial Call Date for redemptions is determined based on the date the applicable amounts are deposited to the collateral account.
Secured Borrowing
The secured borrowing, with a par value of $0 and $73,993 at December 31, 2018 and 2017, respectively had a legal maturity of July 25, 2047. Interest on the secured borrowing was payable monthly at an annual rate of one month LIBOR + 2.8%. On June 22, 2018, the Secured Borrowing was fully redeemed. Refer to

| Ambac Financial Group, Inc. 126 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Note 3. Variable Interest Entities for further discussion on the secured borrowing transaction.
Variable Interest Entities, Long-term Debt
The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on certain of the variable interest obligations. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due and to the extent such obligations are guaranteed by Ambac. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $4,552,643 and $9,387,884 as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the ranges of final maturity dates of the outstanding long-term debt associated with these VIEs were September 2019 to December 2047 as of December 31, 2018, and November 2018 to December 2047 as of December 31, 2017. As of December 31, 2018 and 2017, the interest rates on these VIEs’ long-term debt ranged from 1.36% to 7.93% and from 0.96% to 8.35%, respectively. Final maturities of VIE long-term debt for each of the five years following December 31, 2018 are as follows: 2019-$255,040; 2020-$0; 2021-$0; 2022-$0; 2023-$124,233.
14. INCOME TAXES
Ambac files a consolidated U.S. Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2013
New York City	2014
United Kingdom	2015
Italy	2014
U.S. Tax Reform
On December 22, 2017, H.R. 1. (commonly referred to as the Tax Cut and Jobs Act or "TCJA") was enacted and significantly changed the tax code effective January 1, 2018. Given the complexity of the TCJA and the limited time between its enactment and the filing of the 2017 financial statements, the SEC issued guidance (SAB 118), which provided a one-year measurement period for companies to finalize the accounting for the impact of the TCJA.

In connection with our preliminary analysis of the TCJA, during 2017 Ambac recorded an estimated discrete current benefit of $29,581 related to the repeal of the Alternative Minimum Tax ("AMT") and a deferred tax expense of $31,418 attributable to Ambac UK, resulting in an estimated net cost of $1,886.
Ambac completed its accounting of the TCJA during 2018, including the mandatory repatriation of Ambac UK's historical earnings and the limitations on executive compensation, which had previously been disclosed as estimates. A discrete benefit for the TCJA of $1,902 was recorded during 2018 related to the repeal of AMT. Upon the filing of its 2018 through 2021 federal income tax returns, Ambac will receive a total $37,019 of AMT refunds, inclusive of $5,536 of payments relating to the filing of its 2017 tax return.
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

Year Ended December 31,	2018	2017	2016
U.S.	$264,089	$(450,978)	$77,161
Foreign	8,444	166,727	27,865
Total	$272,533	$(284,251)	$105,026
Provision (Benefit) for Income Taxes
The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2018	2017	2016
Current taxes
U. S. federal	$(1,902)	$(29,581)	$3,934
U.S. state and local	2,480	2,013	707
Foreign	(835)	40,613	26,088
Total current taxes	(257)	13,045	30,729
Deferred taxes
Foreign	5,391	31,419	(20)
Total deferred taxes	$5,391	$31,419	$(20)
Provision for income taxes	$5,134	$44,464	$30,709

| Ambac Financial Group, Inc. 127 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2018, 2017 and 2016 is as follows:

Year Ended December 31,	2018	2017	2016
Total income taxes charged to net income	$5,134	$44,464	$30,709
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities	11,832	(30,838)	41,602
Unrealized gains (losses) on foreign currency translations	—	25,776	(58,527)
Change in retirement benefits	(371)	446	3,278
Credit Risk Changes to Fair Value Options	161	—	—
Valuation allowance to equity	(9,095)	4,616	13,647
Total charged to stockholders’ equity:	2,527	—	—
Total effect of income taxes	$7,661	$44,464	$30,709
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The tax provisions in the accompanying Consolidated Statements of Total Comprehensive Loss reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2018		2017		2016
Year Ended December 31,	Amount	%	Amount	%	Amount	%
Tax on income from continuing operations at statutory rate	$57,232	21.0%	$(99,488)	35.0%	$36,759	35.0%
Changes in expected tax resulting from:
Tax-exempt interest	(6,850)	(2.5)%	(6,004)	2.1%	(1,561)	(1.5)%
Foreign taxes	10,494	3.9%	(17,742)	6.2%	26,183	24.9%
Substantiation adjustment	(60,077)	(22.0)%	36,124	(12.7)%	(171,687)	(163.5)%
Valuation allowance	5,278	1.9%	127,675	(44.9)%	139,584	132.9%
Change in Tax Law	(1,902)	(0.7)%	1,886	(0.7)%	—	—%
Other, net	959	0.4%	2,013	(0.7)%	1,431	1.4%
Tax expense on income from continuing operations	$5,134	1.9%	$44,464	(15.7)%	$30,709	29.2%

Unrecognized Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2018, 2017 and 2016 is as follows:

Year Ended December 31,	2018	2017	2016
Balance, beginning of period	$—	$—	$—
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Balance, end of period	$—	$—	$—

Included in these balances at December 31, 2018, 2017 and 2016 are $0, $0 and $0, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the years ended December 31, 2018, 2017 and 2016, Ambac recognized interest of approximately $0, $0 and $0, respectively. Ambac had approximately $0, $0 and $0, for the payment of interest accrued at December 31, 2018, 2017 and 2016, respectively.

| Ambac Financial Group, Inc. 128 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2018 and 2017 are presented below:

December 31,	2018	2017
Deferred tax liabilities:
Insurance intangible	$150,975	$177,864
Debentures	—	28,387
Variable interest entities	19,051	22,817
Investments	26,145	28,798
Unearned premiums and credit fees	48,121	51,485
Other	7,649	9,402
Total deferred tax liabilities	251,941	318,753
Deferred tax assets:
Net operating loss and capital carryforward	718,978	775,917
Loss reserves	227,401	264,624
Debentures	22,564	—
Compensation	9,500	5,585
Other	1,818	2,140
Subtotal deferred tax assets	980,261	1,048,266
Valuation allowance	768,450	763,172
Total deferred tax assets	211,811	285,094
Net deferred tax liability	$40,130	$33,659
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. With respect to Ambac's domestic subsidiaries subject to U.S. tax, as a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax asset and therefore maintains a full valuation allowance. The remaining net deferred tax liability of $40,130 is attributable to Ambac U.K.
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
Any net operating loss carryforwards ("NOLs") generated by Ambac Assurance after September 30, 2011 are utilized prior to any Allocated NOLs for which Tolling Payments will be due. Ambac Assurance utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2018, generating cumulative taxable income of $1,486,879. Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits. Through December 31, 2018, Ambac Assurance utilized all of the $479,000 Tier A NOL and $1,007,879 of the $1,057,000 Tier B NOL resulting in Tolling Payments, net of applicable credits, of $100,145, of which $71,454 was paid to Ambac in 2016. and $28,691 was paid in 2017. For the tax years ended December 31, 2017 and 2018, Ambac Assurance recorded additional estimated Tolling Payments of $30,496, and $13,885, respectively. In May 2018 Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make $30,496 payment by June 1, 2018. Ambac has also agreed to continue to defer the tolling payment for the use of net operating losses by Ambac Assurance until such time as OCI consent to the payment. The 2018 accrued tolling payment of $13,885 is also subject to OCI's review and consent.
As of December 31, 2018 Ambac had U.S. federal net operating loss tax carryforwards of approximately $3,423,704, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032. The remaining balance of the NOL allocated to Ambac Assurance was $2,163,121 and Ambac was $1,260,583.
15. EMPLOYMENT BENEFIT PLANS
Postretirement Health Care and Other Benefits:
Ambac provides postretirement and postemployment / severance benefits, including health and life benefits for certain employees who meet certain age and service requirements. None of the plans are currently funded. Postretirement and postemployment benefits expenses, including severance benefits paid, was $936, $5,223 and $9,465 for the years ended December 31, 2018, 2017 and 2016, respectively.
Effective August 1, 2005, new employees were not eligible for postretirement benefits. The current postretirement benefit requires retirees to purchase their own medical insurance policy with a portion of their premium being reimbursed by Ambac. The unfunded accumulated postretirement benefit obligation was $8,720 as of December 31, 2018. The assumed health care cost trend rates range from 5.4% in 2019, decreasing ratably to 4.5% in 2025. Increasing the assumed health care cost trend rate by one

| Ambac Financial Group, Inc. 129 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2018, by $170 and the 2018 benefit expense by $11. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2018 by $237 and the 2018 benefit expense by $17.
The following table sets forth projected benefit payments from Ambac’s postretirement plan over the next ten years for current retirees:

2019	$364
2020	364
2021	377
2022	404
2023	429
2024-2028	2,464
Total	$4,402
The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Citigroup pension liability index with similar duration to that of the benefit plan. The rates used for the projected plan benefit obligations at the measurement date for December 31, 2018 and 2017 were 4.00% and 3.50%, respectively.
Savings Incentive Plan:
Substantially all employees of Ambac Assurance are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac Assurance makes employer matching contributions equal 100% of the employees’ contributions, up to 3% of such participants’ compensation, as defined in the plan, plus 50% of contributions up to an additional 2% of compensation, subject to limits set by the Internal Revenue Code. The total cost of the Savings Incentive Plan was $1,029, $691 and $911 for the years December 31, 2018, 2017 and 2016, respectively.
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
Employees, directors and consultants of Ambac are eligible to participate in Ambac’s 2013 Incentive Compensation Plan (“2013 Plan”) subject to the discretion of the compensation committee of Ambac’s Board of Directors. The 2013 Plan provides for incentives and rewards that are valued or determined by reference to Ambac common stock as traded on the NASDAQ exchange. There are 4,000,000 shares of Ambac’s common stock authorized for awards under the 2013 Plan of which 1,972,068 shares are available for future grant as of December 31, 2018.
In March 2014, Ambac developed a long term incentive compensation plan (“LTIP”) as a sub-plan of the 2013 Plan. The LTIP is intended to be an annual program that allows for both cash and equity performance awards to certain US employees. Beginning with grants issued in 2017, the entire LTIP award was issued as equity performance awards to employees.
In 2015, Ambac UK 's Board of Directors adopted a long term incentive plan which provides cash based performance awards to Ambac UK employees. Cash based compensation expense related to performance awards granted to Ambac UK employees was $1,096, $2,159 and $283 for the years ended December 31, 2018, 2017 and 2016, respectively.
The amount of stock-based compensation expense and corresponding after-tax expense are as follows:

Year Ended December 31,	2018	2017 (1)	2016
Stock options	$—	$—	$—
Restricted stock units	6,234	1,640	3,463
Performance awards (2) (3)	5,620	2,653	1,790
Total stock-based compensation	$11,854	$4,293	$5,253
Total stock-based compensation (after-tax)	$11,854	$4,293	$5,194

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

(2)
Represents expense related to performance stock units portion of performance awards. Certain performance awards are split evenly between performance stock units and cash. Cash based compensation expense related to performance awards granted to US employees was $1,453, $1,565 and $1,790 for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	A performance award issued to Ambac's former Chief Executive Officer in the form of performance stock units was expensed during 2018.
Stock Options:
Stock options were awarded in years prior to 2016 to directors that had an expiry term of seven years from the grant date, subject to earlier expiration upon the recipient's departure from the Company. The Company intends to use Treasury shares first and then, if necessary, issue new shares to satisfy stock option exercises.

| Ambac Financial Group, Inc. 130 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

A summary of stock option activity for 2018 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of period	126,667	$24.03
Granted	—	—
Exercised	—	—
Forfeited or expired	(110,000)	24.55
Outstanding at end of period	16,667	$20.63	$—
Exercisable	16,667	$20.63	$—	1.97
All stock options granted were fully vested as of December 31, 2018. Total unrecognized compensation costs related to unvested stock options granted were $0 as of December 31, 2018. No stock options were exercised during the years ended December 31, 2018, 2017 and 2016, respectively.
Restricted Stock Units (“RSUs”):
RSUs are awarded annually to certain employees for (i) a portion of their annual bonus and special awards for exceptional performance and (ii) a portion of their long term incentive compensation. For those granted in connection with (i) above, awards vest upon grant, but settlement is deferred, other than for employment tax withholdings, into two equal installments generally on the first and second anniversary date of the grant. For those granted in connection with (ii) above, awards generally vest in equal installments over a three year period. Such vesting is expressly conditioned upon the respective employees continued service with Ambac through the applicable vesting date.
RSUs are awarded annually to directors that vest on the last day of April of the following year. These RSUs will not settle until the respective director’s termination from the board of directors or, if earlier, upon a change in control. All RSUs provide for accelerated vesting upon a change in control, death or disability or involuntary removal other than for cause (not including removal pursuant to a shareholder vote at a regularly scheduled annual meeting of shareholders). Upon termination (other than for cause), the unvested RSUs shall partially vest as of the date of such termination in an amount equal to the number of then outstanding unvested RSUs multiplied by a fraction, the numerator of which shall be the number of calendar days which have lapsed since the grant date and the denominator of which shall be the total number of calendar days of the original vesting period.
As of December 31, 2018, 645,028 RSUs remained outstanding, of which (i) 209,093 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 435,935 units did not require future service and are deferred for future settlement. As of December 31, 2017, 221,803 RSUs remained outstanding, of which (i) 68,654 units required future service as a condition to the delivery of the underlying shares of common stock,and (ii) 153,149 units did not require future service and are deferred for future settlement.

A summary of RSU activity for 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	221,803	$18.93
Granted	461,116	16.35
Delivered or returned to plan (1)	(36,454)	17.53
Forfeited	(1,437)	15.09
Outstanding at end of period	645,028	$17.17

(1)
When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2018, Ambac purchased 22,929 of shares from employees that settled restricted stock units to meet the required tax withholdings.

Ambac’s closing share price on the grant date was used to estimate the fair value of the service condition based RSU on the grant date. The weighted average grant date fair value of RSUs granted during 2018, 2017 and 2016 was $16.35, $20.22 and $14.34, respectively. As of December 31, 2018, there was $1,760 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 1.8 years. The fair value for RSUs vested and delivered during the year ended December 31, 2018, 2017 and 2016 was $609, $2,536 and $2,965, respectively.
Performance Stock Awards ("PSUs"):
Performance awards granted vest in 3 years and actual awards will be based on performance at both Ambac and Ambac Assurance. Actual awards can payout 0% to 200% of the number of units granted.
Ambac performance will be evaluated relative to cumulative earnings before interest, taxes, depreciation and amortization over the vesting period (exclusive of Ambac Assurance and its subsidiaries' earnings), which is intended to reward participants on generating pre-tax income. Over the same period, Ambac Assurance performance will be evaluated according to changes in a ratio or value of Ambac Assurance's assets relative to its insurance and financial obligations, which is intended to reward participants for increases in the relative value of Ambac Assurance. Other than voluntary termination or involuntary termination for cause, and provided that the participant meets certain minimum service requirements, the performance awards shall partially vest as of the date of such termination in the proportion of the number of calendar days which have lapsed since the grant date and the denominator of which shall be the total number of calendar days of the original vesting period. Settlement of the 2016 performance award shall be within 60 days after the end of the performance period, including those with a partial vesting. 2017 and 2018 performance awards, shall be settled within 75 days after the end of the performance period, including those with a partial vesting.
In 2015, a performance award was granted to the former Chief Executive Officer. This award vested on February 12, 2018 upon the emergence of the Segregated Account from rehabilitation.

| Ambac Financial Group, Inc. 131 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

A summary of PSU activity for 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	322,943	$21.06
Granted (1)	302,002	15.09
Delivered (2)	(121,690)	24.63
Forfeited (1)	(15,573)	18.20
Performance adjustment (3)	29,317	24.66
Outstanding at end of period	516,999	$17.02

(1)	Represents performance share units at 100% of units granted for LTIP Awards.

(2)
Reflects the number of performance shares attributable to the performance goals attained over the completed performance period and for which service conditions have been met. When performance stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2018, Ambac purchased 50,297 of shares from employees that settled performance based restricted stock units to meet the required tax withholdings.

(3)	Represents the increase (decrease) in shares issued for awards granted in 2015 based upon the attainment of performance metrics at the end of the performance period.
As of December 31, 2018 there was $4,313 of total unrecognized compensation costs related to the PSU portion of unvested performance awards, which are expected to be recognized over a weighted average period of 1.7 years.
16. COMMITMENTS AND CONTINGENCIES
Ambac is responsible for leases on the rental of office space. The executive office of Ambac is located in New York City under a lease agreement that was modified and extended in 2015 to allow Ambac to remain in the same office space through September 2019 and on one floor through the end of 2029. Ambac will relocate its executive office in the third quarter of 2019 and in January 2019, has entered into a sublease agreement at One World Trade Center, New York. In January 2019, Ambac has sublet the remaining space at One State Street Plaza through its expiration date of 2029. Rent payments under the One State Street Plaza lease made through September 2019 will result in the periodic reduction of junior surplus notes that were previously issued to the landlord, beginning in January 2016.  Ambac leases additional space for its data center, disaster recovery site and for its international location under lease agreements that expire periodically through October 2020. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

2019	$5,651
2020	2,101
2021	1,562
2022	1,565
2023	1,568
Thereafter	10,167
Total	$22,614

Ambac rent expense for the aforementioned leases amounted to $2,466, $2,717 and $3,008 for the years ended December 31, 2018, 2017 and 2016, respectively.
Litigation Against Ambac
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017).  Plaintiffs, the corporate developers of various military housing projects, filed an amended complaint on October 27, 2017 against Ambac Assurance, a former employee of Ambac Assurance, and certain unaffiliated persons and entities, asserting claims for (i) violation of 18 U.S.C §§ 1962(c) and 1962(d) (civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspiracy to commit civil RICO), (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) fraudulent misrepresentation, (v) fraudulent concealment and (vi) conspiracy to commit fraud.  The claims relate to bonds and debt certificates (insured by Ambac Assurance) that were issued to finance the renovation and construction of housing at certain military bases. Plaintiffs allege that defendants secretly conspired to overcharge plaintiffs for the financing of the projects and directed the excess profits to themselves.  Plaintiffs allege defendants generated these excess profits by supposedly charging inflated interest rates, manipulating “shadow ratings,” charging unnecessary fees, rigging the Guaranteed Investment Contract (“GIC”) bidding process, and hiding evidence of their alleged wrongdoing. Plaintiffs seek, among other things, compensatory damages, disgorgement of profits and fees, punitive damages, trebled damages and attorneys’ fees. Ambac and the other defendants filed motions to dismiss the amended complaint on November 13, 2017. On July 17, 2018, the court granted Ambac Assurance’s and the other defendants’ motion to dismiss the first amended complaint without prejudice. On December 17, 2018, Plaintiffs filed a second amended complaint. Ambac and the other defendants filed a motion to dismiss the second amended complaint on February 15, 2019.
Ambac Assurance’s estimates of projected losses for RMBS transactions consider, among other things, the RMBS transactions’ payment waterfall structure, including the application of interest and principal payments and recoveries, and depend in part on our interpretations of contracts and other bases of our legal rights. From time to time, bond trustees and other transaction participants have employed different contractual interpretations and have commenced, or threatened to commence, litigation to resolve these differences. It is not possible to predict whether additional disputes will arise, nor the outcomes of any potential litigation. It is possible that there could be unfavorable outcomes in this or other disputes or proceedings and that our interpretations may prove to be incorrect, which could lead to changes to our estimate of loss reserves.
Ambac Assurance has periodically received various regulatory inquiries and requests for information with respect to investigations and inquiries that such regulators are conducting. Ambac Assurance has complied with all such inquiries and requests for information.
The Company is involved from time to time in various routine legal proceedings, including proceedings related to litigation with

| Ambac Financial Group, Inc. 132 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

present or former employees. Although the Company’s litigation with present or former employees is routine and incidental to the conduct of its business, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for, among other things, termination of employment that is wrongful or in violation of implied contracts.
It is not reasonably possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for litigation against the Company which are probable and reasonably estimable, and management's estimated range of loss for such matters, are not material to the operating results or financial position of the Company. For the litigation matters the Company is defending that do not meet the “probable and reasonably estimable” accrual threshold and where no loss estimates have been provided above, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes. Under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims above and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.
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
Puerto Rico:
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037, filed January 7, 2016). Ambac Assurance, along with co-plaintiffs Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed a complaint for declaratory and injunctive relief to protect its rights against the illegal clawback of certain revenue by the Commonwealth of Puerto Rico.  Defendants moved to dismiss on January 29, 2016. On October 4, 2016, the court denied the Defendants’ motions to dismiss. On October 14, 2016, Defendants filed a Notice of Automatic Stay, asserting that Plaintiffs’ claims have been rendered moot and further asserting that the case was automatically stayed under section 405 of the Puerto Rico Oversight, Management and Economic Stability Act ("PROMESA"). On October 28, 2016, Plaintiffs informed the court that neither party was currently challenging the stay, and expressly reserved their right to seek to lift the stay at any time. Plaintiffs also objected to Defendants’ assertion that the case should be dismissed as moot. PROMESA’s litigation stay expired on May 2, 2017. On May 3, 2017, the Financial Oversight and Management

Board for the Commonwealth of Puerto Rico (the “Oversight Board”) filed a petition to adjust the Commonwealth’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against the Commonwealth. On May 17, 2017, the court issued an order staying this case until further order of the court.
Ambac Assurance Corporation v. Puerto Rico Highways and Transportation Authority (United States District Court, District of Puerto Rico, No. 16-cv-1893, filed May 10, 2016). Ambac Assurance filed a complaint against the Puerto Rico Highways and Transportation Authority ("PRHTA") on May 10, 2016, alleging breach of fiduciary duty and breach of contract in connection with PRHTA’s extension of an existing toll road concession agreement. The complaint alleges that it was inappropriate for PRHTA to enter into the extension agreement in its current state of financial distress because PRHTA has no control over, and is unlikely to receive, the proceeds of the transaction. Ambac Assurance also filed related motions seeking the appointment of a provisional receiver for PRHTA and expedited discovery. On May 21, 2017, the Oversight Board filed a petition to adjust PRHTA’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against PRHTA. On May 24, 2017, the court issued an order staying this case until further order of the court.
Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374, filed July 20, 2016). On October 7, 2016, certain General Obligation bondholder Plaintiffs in an action to which Ambac Assurance was not then a party filed a motion for leave to amend an existing complaint, adding the Puerto Rico Sales Tax Financing Corporation ("COFINA"), COFINA’s executive director, and the trustee for the COFINA bonds as Defendants, and asserting numerous claims that challenged the legal validity of the COFINA structure and seek injunctive relief requiring the sales and use tax proceeds securing COFINA’s bonds to be transferred to the Puerto Rico Treasury. On February 17, 2017, the court permitted Ambac Assurance to intervene. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico, and on May 5, 2017, a petition under Title III of PROMESA was filed on behalf of COFINA, resulting in an automatic stay of litigation against the Commonwealth and COFINA (respectively). On May 17, 2017, the court issued an order staying this case until further order of the court. On October 19, 2018, the Oversight Board filed (i) a disclosure statement and a plan of adjustment for COFINA (the “COFINA Plan”) in the COFINA Title III case incorporating a resolution of the dispute between the Commonwealth and COFINA concerning entitlement to sales and use taxes (the “Commonwealth-COFINA Dispute”), and (ii) a motion under Bankruptcy Rule 9019 in the Commonwealth Title III case for approval of the settlement of the Commonwealth-COFINA Dispute (the “9019 Motion”). On February 4, 2019 the District Court granted the 9019 Motion and confirmed the COFINA Plan, which resolves the dispute in this case. The COFINA Plan became effective on February 12, 2019. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1567, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint seeking a declaration that the Commonwealth’s Fiscal and

| Ambac Financial Group, Inc. 133 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Economic Growth Plan (the "FEGP") and a recently enacted statute called the “Fiscal Plan Compliance Law” are unconstitutional and unlawful because they violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and are unlawful transfers of property from COFINA to the Commonwealth in violation of PROMESA. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico, and on May 5, 2017, a petition under Title III of PROMESA was filed on behalf of COFINA, resulting in an automatic stay of litigation against COFINA. On May 17, 2017, the court issued an order staying this case until further order of the court. On February 4, 2019, the District Court granted the 9019 Motion and confirmed the COFINA Plan. The COFINA Plan became effective on February 12, 2019. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order. Ambac Assurance anticipates that this case will be voluntarily dismissed in the near future given the effectiveness of the COFINA Plan.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1568, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint alleging that various moratorium laws and executive orders enacted by the Commonwealth to claw back funds from the Puerto Rico Infrastructure Financing Authority ("PRIFA"), PRHTA, and Puerto Rico Convention Center District Authority ("PRCCDA") bonds violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and unlawfully transfer PRHTA, PRCCDA, and PRIFA property to the Commonwealth. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico and on May 21, 2017, a petition under Title III of PROMESA was filed on behalf of PRHTA, resulting in an automatic stay of litigation against the Commonwealth and PRHTA (respectively). On May 17, 2017, the court issued an order staying this case until further order of the court.
Ambac Assurance Corporation v. U.S. Department of Treasury et al. (United States District Court, District of Columbia, No. 17-809, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint against the U.S. Department of Treasury and Steven Mnuchin, in his official capacity as Secretary of the Treasury, alleging that Puerto Rico’s ongoing diversion of rum taxes from PRIFA violates the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, and seeking an equitable lien on all rum taxes possessed by the U.S. Treasury, and an injunction preventing their transfer to the Commonwealth. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico. On May 24, 2017, the Oversight Board filed a statement requesting that the court take notice of the stay resulting from the Commonwealth’s Title III filing. On May 25, 2017, the court issued an order staying this case pending the final disposition of the Title III proceedings.
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York. No. 1:17-cv-03804, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint in New York State Supreme Court, New York County, against the trustee for the COFINA bonds, Bank of New York Mellon ("BNY"), alleging breach of fiduciary, contractual, and other duties for failing to adequately and appropriately protect the holders of certain Ambac Assurance-insured senior COFINA bonds. On May 19, 2017, BNY filed a notice of removal of this action from New York state court to the United States District Court for the Southern District of New York. On May 30, 2017, the United States District Court for the District of Puerto Rico entered an order in an adversary proceeding brought by BNY (No. 1:17-ap-00133) staying this litigation pending further order of the court. The COFINA Plan became effective on February 12, 2019, and, pursuant to the District Court’s confirmation order, this litigation is permitted to continue, with Ambac’s claims against BNYM being limited to those for gross negligence, willful misconduct and intentional fraud. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order.
Bank of New York Mellon v. COFINA, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00133, filed May 16, 2017). On May 16, 2017, BNY filed an interpleader action styled as an adversary proceeding against COFINA and certain creditors of COFINA, including Ambac Assurance, that have made competing claims of entitlement to funds held by BNY in order to determine the parties’ respective entitlements to the funds. BNY also sought a release of liability in association with the COFINA funds in its possession.. On September 27, 2018, the court terminated competing motions for summary judgment without prejudice in light of the pending agreement in principle between the agent for COFINA and the agent for the Commonwealth in adversary proceeding no. 1:17-ap-00257 (the “Commonwealth-COFINA Dispute,” discussed below). On October 19, 2018, the Oversight Board filed (i) a disclosure statement and the COFINA Plan in the COFINA Title III case incorporating a resolution of the Commonwealth-COFINA Dispute, and (ii) the 9019 Motion in the Commonwealth Title III case for approval of the settlement of the Commonwealth-COFINA Dispute. On February 4, 2019 the District Court granted the 9019 Motion and confirmed the COFINA Plan, which resolves the dispute in this case. The COFINA Plan became effective on February 12, 2019. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order. On February 20, 2019, on the joint motion of BNY and COFINA, the District Court dismissed this case with prejudice.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00159, filed June 8, 2017). On June 8, 2017, Ambac Assurance filed an adversary complaint in the Commonwealth’s Title III case against the Commonwealth, PRHTA, the Oversight Board, AAFAF, and other Commonwealth government officers. Ambac Assurance challenges the Commonwealth’s clawback of funds from the PRIFA, PRHTA, and PRCCDA bonds under the Contracts, Takings, and Due Process Clauses of the U.S. Constitution and under PROMESA. The complaint further seeks a declaration that revenues pledged to the PRHTA bonds are “special revenues” under Sections 922 and 928 of the Bankruptcy Code, and an injunction compelling Defendants to remit the pledged special revenues to PRHTA for payment of the PRHTA bonds. On July 7, 2017, Ambac Assurance filed an amended complaint that added an additional claim for relief: a declaration that the funds held in the PRHTA reserve accounts are property of the PRHTA bondholders. On July 28, 2017, Defendants moved to dismiss Ambac Assurance’s complaint, which Ambac Assurance opposed.

| Ambac Financial Group, Inc. 134 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

On February 27, 2018, the District Court granted Defendants’ motion to dismiss. On March 9, 2018, Ambac Assurance appealed this ruling to the First Circuit Court of Appeals. Oral argument was held before the First Circuit on January 15, 2019.
Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257, filed September 8, 2017) (the Commonwealth-COFINA Dispute). On August 10, 2017, the court approved a stipulation between the Oversight Board, the Commonwealth, COFINA, and certain creditor parties, including Ambac Assurance, to resolve the Commonwealth-COFINA Dispute regarding entitlement to sales and use taxes. The stipulation provided that separate agents for COFINA and the Commonwealth would litigate the dispute while preserving the ability of interested parties, to participate in the litigation. On September 8, 2017, the Commonwealth Agent filed an adversary proceeding against the COFINA Agent challenging the COFINA structure on various grounds. The Commonwealth Agent filed a revised complaint on October 25, 2017, making technical corrections to the original complaint. Ambac Assurance made a motion to intervene in this action, which the court granted on November 21, 2017. The Commonwealth Agent filed an amended complaint on January 16, 2018, largely re-stating its original causes of action to fall within the parameters of the dispute set by the court. After extensive motion practice, on September 27, 2018, the court terminated competing summary judgment motions without prejudice in light of a pending agreement in principle between the Commonwealth Agent and COFINA Agent. On October 19, 2018, the Oversight Board filed (i) a disclosure statement and the COFINA Plan in the COFINA Title III case incorporating a resolution of the Commonwealth-COFINA Dispute, and (ii) a the 9019 Motion in the Commonwealth Title III case for approval of the settlement of the Commonwealth-COFINA Dispute. On February 4, 2019, the District Court granted the 9019 Motion and confirmed the COFINA Plan, which resolves the dispute in this case. The COFINA Plan became effective on February 12, 2019. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order.
Student Loans Exposure:
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The Consumer Financial Protection Bureau (“CFPB”) filed a complaint against fifteen National Collegiate Student Loan Trusts, regarding alleged improprieties and deficiencies in servicing practices.   Simultaneous with the filing of its complaint, CFPB also filed a motion for entry of a proposed consent judgment that would grant monetary damages and injunctive relief against the Trusts. Ambac Assurance guaranteed certain securities issued by three of the Trusts and indirectly insures six other Trusts.  Ambac Assurance filed a motion to intervene in the action on September 20, 2017. On September 20, 2018, the case was reassigned to a new judge, who invited additional letter submissions from the parties. Ambac Assurance submitted a letter on September 28, 2018, reiterating its request to intervene in the action. The CFPB also submitted a letter, which asserted that the court can resolve the outstanding intervention motions on the papers. In additional submissions, the CFPB and a firm purporting to represent the Defendant Trusts argued that the court should resolve a dispute relating to the payment of counsel fees out of Trust assets, so that the Trusts can secure representation for the case. On October 19, 2018, the court granted Ambac’s motion to intervene. On November 29, 2018, following submissions from the parties regarding the CFPB’s motion for entry of the proposed consent judgment and regarding discovery necessary to respond to the motion, the court set a bifurcated discovery and briefing schedule. Discovery is now proceeding as to certain threshold issues, to be followed by briefing on the CFPB’s motion to approve the consent judgment.
Nat’l Collegiate Master Student Loan Trust v. Pa. Higher Education Assistance Agency (PHEAA) (Delaware Court of Chancery, C.A. No. 12111-VCS, filed March 21, 2016).  Plaintiffs purporting to act on behalf of fifteen National Collegiate Student Loan Trusts filed a lawsuit against PHEAA, a servicer of loans in the Trusts, alleging improprieties and deficiencies in servicing practices and seeking an order compelling PHEAA to submit to an emergency audit.  PHEAA submitted papers contesting the validity of certain transfers to Plaintiffs of beneficial ownership interests in the Trusts.  In addition, the Owner Trustee of the Trusts, Wilmington Trust Company, WTC, citing irreconcilable differences with Plaintiffs, has resigned from its role as Owner Trustee and moved for appointment of a successor Owner Trustee.  On October 9, 2017, the court directed the parties to meet and confer to develop a process for selecting an interim Owner Trustee.  Ambac Assurance guaranteed certain securities issued by three of the Trusts and indirectly insures certain securities in six other Trusts.  Ambac Assurance filed a motion to intervene in the action on October 23, 2017, for the limited purpose of being heard regarding the appointment of a successor Owner Trustee and regarding WTC’s contractual commitment and obligation to remain in that role until such appointment is made. On October 30, 2017, the court denied without prejudice a stipulation filed by Plaintiffs and WTC purporting to address the Owner Trustee issue, and instructed that all interested parties be given notice and an opportunity to participate in discussions to formulate a process for selecting a successor Owner Trustee. On November 7, 2017, the court ruled in Plaintiffs’ favor and confirmed the validity of the ownership transfers that PHEAA had disputed.  On January 12, 2018, Plaintiffs filed a motion for injunctive or declaratory relief requiring WTC, as Owner Trustee, and GSS Data Services, Inc., as Administrator, to resume processing for payment bills submitted by lawyers purporting to act on the Trusts’ behalf.  At a hearing on April 3, 2018, the court denied Plaintiffs’ motion without prejudice and on April 16, 2018 entered an order memorializing its oral ruling. The court also granted Ambac Assurance’s motion to intervene on April 10, 2018 and Ambac Assurance filed its complaint in intervention on April 16, 2018.
On June 15, 2018, the Owner Trustee filed a stipulation and proposed order addressing the selection of a Successor Owner Trustee. Among other provisions, the stipulation calls for the appointment of a Special Master to adjudicate disputes regarding Owner Instructions, and raises the annual expense caps that apply to the Owner Trustee and Indenture Trustee. The court heard arguments on the stipulation on September 21, 2018, ruled that a Special Master would be appointed, and invited the parties to submit a revised stipulation and proposed order to conform to the court’s rulings at the hearing. After considering competing draft orders submitted by the Owner Trustee and Plaintiffs, on

| Ambac Financial Group, Inc. 135 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

November 14, 2018, the court issued an order appointing Hon. Joseph J. Farnan, Jr. as Special Master and granting him authority to resolve non-dispositive disputes among the parties, including disputes concerning instructions to the Owner Trustee.
RMBS Litigation:
In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, Case No. 651217/2012, filed April 16, 2012). Ambac Assurance has asserted claims for breach of contract, fraudulent inducement, indemnification, reimbursement and has requested the repurchase of loans that breach representations and warranties as required under the contracts. On July 18, 2013 the court granted in part and denied in part Defendants’ motion to dismiss (filed on July 13, 2012). The court dismissed Ambac Assurance’s claims for indemnification and limited Ambac Assurance’s claim for breach of loan-level warranties to the repurchase protocol, but denied dismissal of Ambac Assurance’s other contractual claims and fraudulent inducement claim. Discovery is ongoing.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). Ambac Assurance’s Second Amended Complaint, filed on May 28, 2013, asserted claims against Countrywide and Bank of America (as successor to Countrywide’s liabilities) for breach of contract, fraudulent inducement, indemnification and reimbursement, and breach of representations and warranties. Ambac Assurance also requested the repurchase of loans that breach representations and warranties as required under the contracts. On May 1, 2015, the parties filed motions for partial summary judgment regarding Ambac Assurance’s claims against Countrywide (primary-liability claims) and its secondary-liability claims against Bank of America. In decisions issued on October 27, 2015, the court granted in part and denied in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide and granted Ambac Assurance’s motion for partial summary judgment on its secondary-liability claims against Bank of America and denied Bank of America’s motion for summary judgment regarding this claim. Each party appealed certain aspects of the court’s decisions to the New York Appellate Division, First Department. On May 16, 2017, the First Department issued rulings in both appeals, reversing a number of rulings that the trial court had made and affirming other rulings. On June 15,

2017, Ambac Assurance sought leave from the First Department to appeal certain rulings in its May 16, 2017 decision to the Court of Appeals, which the First Department granted on July 25, 2017. On June 27, 2018, the Court of Appeals denied Ambac Assurance’s appeal and affirmed the rulings of the First Department. Defendants filed certain pre-trial motions on August 22, 2018 seeking to (1) strike Ambac Assurance’s jury demand for its fraudulent inducement claim; (2) strike Ambac Assurance’s jury demand for its successor liability claim; (3) bifurcate the trials for Ambac Assurance’s primary and successor liability claims; (4) limit the loans for which Ambac Assurance may seek to recover damages; and (5) preclude Ambac Assurance from using sampling to prove liability or damages for breach of contract. On October 2, 2018 Countrywide moved to dismiss Ambac Assurance’s fraudulent-inducement claim as duplicative of its contract claim. On December 30, 2018, the court denied all six of Defendants’ pre-trial motions in their entirety. Defendants filed notices of appeal of the court's December 30, 2018 decisions. On January 24, 2019, the court ordered that trial be put off until the First Department resolves Defendants’ appeals from the court’s denial of their pre-trial motions, on the condition that the appeals are perfected for the May 2019 Term at the First Department. Defendants filed their opening appeal briefs in the First Department on February 19, 2019.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). Ambac Assurance has asserted claims for material breach of contract and has requested the repurchase of loans that breach representations and warranties under the contracts. Ambac Assurance also asserted alter ego claims against Nomura Holding America, Inc. Defendants filed a motion to dismiss on July 12, 2013. On September 22, 2014, plaintiffs filed an amended complaint which added (in addition to the claims previously asserted) a claim for fraudulent inducement. On October 31, 2014 defendants filed a motion to strike the amended complaint and on November 10, 2014 also filed a motion to dismiss the fraudulent-inducement claim. On June 3, 2015, the court denied defendants’ July 2013 motion to dismiss Ambac Assurance’s claim for breaches of representations and warranties, but granted the defendants’ motion to dismiss Ambac Assurance’s claims for breach of the repurchase protocol and for alter ego liability against Nomura Holding. On December 29, 2016, the court denied Nomura’s motion to strike Ambac Assurance’s amended complaint and its motion to dismiss the fraudulent-inducement claim. Nomura appealed the June 2015 decision to the extent it denied its motion to dismiss, filing its opening appellate brief on March 23, 2017. On December 7, 2017, the First Department affirmed the trial court’s June 3, 2015 decision. Discovery is ongoing.

•
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Supreme Court of the State of New York, County of New York, Case No. 652321/2015, filed on June 30, 2015). On June 30, 2015, Ambac Assurance and the Segregated Account filed a Summons with Notice in New York Supreme

| Ambac Financial Group, Inc. 136 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Court (the “2015 New York Action”), asserting claims identical to claims they asserted in a litigation filed on December 30, 2014 in Wisconsin Circuit Court for Dane County, Case No 14 CV 3511 (the “Wisconsin Action”). Specifically, in each action Ambac Assurance asserted a claim for fraudulent inducement in connection with its issuance of insurance policies relating to five residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendant. On July 21, 2015, plaintiffs filed a complaint in the 2015 New York Action and a motion to stay the 2015 New York Action pending appeal and litigation of the Wisconsin Action. Countrywide opposed plaintiffs’ motion to stay and on August 10, 2015, Countrywide filed a motion to dismiss the complaint. On September 20, 2016, the court granted Ambac Assurance’s motion to stay and held Countrywide’s motion to dismiss in abeyance pending resolution of the Wisconsin Action. Following the dismissal of the Wisconsin Action on March 13, 2018, the court in the 2015 New York Action vacated its stay on March 30, 2018, and restored Countrywide’s motion to dismiss to the calendar. The parties submitted supplemental letter briefs on April 11, 2018 addressing newly-issued relevant authority.

•
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 653979/2014, filed on December 30, 2014). Ambac Assurance asserted a claim for fraudulent inducement in connection with Ambac Assurance’s issuance of insurance policies relating to eight residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuits against the same defendants. On February 20, 2015, the Countrywide defendants filed a motion to dismiss the complaint, which Bank of America joined on February 23, 2015. On December 20, 2016, the court denied defendants’ motion to dismiss. Discovery is ongoing.

•
Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “SDNY Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). These two actions relate to U.S. Bank National Association’s (“U.S. Bank”) acceptance of a proposed settlement in a separate litigation that U.S. Bank is prosecuting, as trustee, related to the Harborview Mortgage Loan Trust, Series 2005-10 (“Harborview 2005-10”), a residential mortgage-backed securitization for which Ambac Assurance issued an insurance policy. On March 6, 2017, U.S. Bank filed a petition commencing the Minnesota Action, a trust instruction proceeding in Minnesota state court concerning the proposed settlement, and on June 12, 2017, U.S. Bank filed an amended petition.  Ambac Assurance filed a motion to dismiss the Minnesota Action. On November 13, 2017, the court denied Ambac Assurance’s motion to dismiss the Minnesota Action. On February 7, 2018, Ambac Assurance appealed this decision, and on September 4, 2018, the Minnesota Court of Appeals affirmed the lower court's decision. On September

17, 2018, Ambac Assurance filed a petition for review with the Minnesota Supreme Court, which was denied on November 13, 2018. On February 11, 2019, Ambac Assurance filed a petition for certiorari with the United States Supreme Court. On September 6, 2018, the court granted U.S. Bank's motion for leave to file a Second Amended Petition seeking approval of its acceptance of a proposed settlement to settle the separate litigation being prosecuted by U.S. Bank, as Trustee. On September 6, 2018, U.S. Bank filed its Second Amended Petition, and Ambac Assurance and certain other certificateholders objected to, or otherwise responded to, the petition. Discovery in the Minnesota Action is ongoing. On June 8, 2018, Ambac Assurance filed the SDNY Action asserting claims arising out of U.S. Bank’s acceptance of the proposed settlement and treatment of trust recoveries. Ambac Assurance asserts claims for declaratory judgment, breach of contract, and breach of fiduciary duty. On November 20, 2018, U.S. Bank filed a motion to dismiss the complaint, which Ambac Assurance opposed on December 18, 2018. The motion remains pending. Discovery in the SDNY Action is stayed.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). Ambac Assurance has asserted claims for breach of contract, breach of fiduciary duty, declaratory judgment, and violation of the Streit Act in connection with defendant’s failure to enforce rights and remedies and defendant’s treatment of trust recoveries, as trustee of five residential mortgage-backed securitizations for which Ambac Assurance issued insurance policies. On September 15, 2017, U.S. Bank filed a motion to dismiss. On June 29, 2018, the court granted in part and denied in part U.S. Bank’s motion to dismiss. The court dismissed the breach-of-fiduciary duty claim in part as duplicative of the breach-of-contract claim; dismissed the breach-of-contract claim as untimely only to the extent that it was premised on U.S. Bank's obligation to certify that mortgage documents were properly delivered to the Trusts; dismissed the Streit Act claims; and otherwise denied the motion to dismiss. Discovery is ongoing.

•
In re application of Deutsche Bank National Trust Company as Trustee of the Harborview Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018 (the “Trust Instruction Proceeding”). This action relates to Deutsche Bank National Trust Company’s (“DBNT”) proposed settlement of claims related to the Harborview Mortgage Loan Trust Series 2006-9 (“Harborview 2006-09”).  On August 23, 2018, DBNT filed a Petition commencing the Trust Instruction Proceeding, seeking judicial instruction pursuant to CPLR Article 77, inter alia, to accept the proposed settlement with respect of claims relating to Harborview 2006-9. On September 6, 2018, the court entered an Order to Show Cause, setting out procedures for DBNT to give notice of the proceedings and for interested persons to appear.  On November 2, 2018, Ambac Assurance and other interested persons filed notices of intention to appear and answers to DBNT’s  petition, and on November 29, 2018 various parties filed responses to answers.  In its

| Ambac Financial Group, Inc. 137 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

answer, Ambac Assurance opposed DBNT’s request for an order instructing it to accept the proposed settlement on the basis that DBNT breached its obligations by failing to investigate and enforce breaches of representations and warranties in Harborview 2006-09, failing to immediately reject the proposed settlement, and instituting an inadequate certificateholder approval process. Ambac  sought a period of discovery before resolution on the merits.
Other Litigation
U.S. Securities and Exchange Commission (the “SEC”) v. Citigroup Global Markets Inc. (“Citigroup”) (United States District Court Southern District of New York, Docket No. 11-CV-7387, filed in October 2011). This suit related to a collateralized debt obligation transaction arranged by Citigroup where Ambac Credit Products, LLC (insured by Ambac Assurance) provided credit protection through a credit default swap to a bank counterparty that was exposed to the transaction. The SEC and Citigroup reached a settlement of this action for $285,000. The presiding judge approved the settlement in August of 2014. A fair fund has been established to distribute the $285,000 (plus $2,550 received from a related proceeding). RCB Fund Services (the “Distribution Agent”) has been appointed as distribution agent for the fund and has invited investor participants in the CDO transaction to provide information regarding their investments in the CDO transaction. Ambac Assurance filed a submission with the requested information on February 28, 2018. The Distribution Agent, in consultation with the SEC, is to develop a distribution plan for the fair fund, which will be filed with the Court and will be subject to a comment period. The SEC filed a status report on August 13, 2018 to update the court on the process relating to the distribution plan.  The Distribution Agent stated that it intended to complete its review of the submissions it received from investors by the end of 2018.  Following completion of its review, the Distribution Agent will formulate a plan of distribution, which will then be reviewed by the SEC prior to being filed with the court.  The submission states that Distribution Agent expects to file the plan of distribution and distribute the funds in the first quarter of 2019.  There is no guarantee that there will actually be a first quarter 2019 distribution as it depends on whether any objections are filed to the plan of distribution and court approval. While there can be no assurance as what the distribution plan will provide, or the timing or substance of what the court will decide, Ambac Assurance expects to receive a significant portion of the settlement funds. Ambac has not recorded any receivable for its estimated portion of these settlement funds.
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

| Ambac Financial Group, Inc. 138 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

17. QUARTERLY INFORMATION (Unaudited)

	2018 Quarters				2017 Quarters
($ in thousands)	First	Second	Third	Fourth	First	Second	Third	Fourth
Gross premiums written	$4,261	$(611)	$(22,954)	$(4,524)	$5,584	$6,928	$(24,696)	$(2,129)
Net premiums earned	30,883	25,836	25,640	28,730	47,613	43,152	52,989	31,523
Net investment income	110,240	66,662	58,332	37,483	81,559	85,160	87,177	107,057
Net other than temporary impairment losses	(299)	(1,014)	(266)	(1,659)	(3,942)	(1,763)	(13,510)	(956)
Net realized investment gains (losses)	4,862	47,148	30,201	29,413	(4,896)	4,180	6,150	(68)
Net gains (losses) on derivative contracts	25,191	8,932	17,583	(44,716)	(462)	40,692	4,163	31,544
Net realized gains (losses) on extinguishment of debt	3,115	6	—	—	2,741	2,179	—	—
Income (loss) on Variable Interest Entities	574	577	1,831	454	3,701	(1,219)	(4,049)	21,237
Losses and loss expenses (benefit)	(247,395)	32,579	33,501	(42,298)	135,011	66,100	209,806	102,269
Insurance intangible amortization	28,636	23,242	26,421	28,982	37,525	33,471	45,690	34,168
Operating expenses	36,434	26,063	28,368	21,339	28,124	31,304	34,074	28,934
Interest expense	48,073	62,446	65,673	66,064	31,572	28,234	29,145	30,990
Pre-tax income (loss)	308,309	6,308	(19,948)	(22,136)	(105,860)	13,992	(185,466)	(6,917)
Net income (loss)	305,704	4,313	(22,159)	(20,459)	(125,441)	7,110	(190,905)	(19,479)
Net income (loss) attributable to Common Shareholders	$305,704	$4,313	$(103,845)	$(20,459)	$(125,441)	$7,110	$(190,905)	$(19,479)
Net income (loss) per share:
Basic	$6.72	$0.09	$(2.27)	$(0.45)	$(2.77)	$0.16	$(4.20)	$(0.43)
Diluted	$6.70	$0.09	$(2.27)	$(0.45)	$(2.77)	$0.16	$(4.20)	$(0.43)

| Ambac Financial Group, Inc. 139 2018 FORM 10-K |

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — No matters require disclosure.
Item 9A.     Controls and Procedures
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
Ambac’s Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO. Ambac’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018 and, the CEO and CFO have concluded that at that date Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Ambac management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control - Integrated Framework. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which expressed an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Ambac's internal control over financial reporting.

Item 9B.	Other Information — No matters require disclosure.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information relating to Ambac’s executive officers and directors, including its audit committee and audit committee financial experts will be in Ambac’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2018 (the “2019 Proxy Statement”) and is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information relating to Ambac’s executive officer and director compensation will be in the 2019 Proxy Statement and is incorporated herein by reference.

| Ambac Financial Group, Inc. 140 2018 FORM 10-K |

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of Ambac’s common stock and information relating to the security ownership of Ambac’s management will be in the 2019 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018 regarding securities issued under our 2013 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Third Column)
Equity compensation plans approved by security holders	2013 Incentive Compensation Plan (1)	1,695,693 (2) (3)	$20.63 (4)	1,972,068
Equity compensation plans not approved by security holders	None	---	---	---
Total		1,695,693 (2) (3)	$20.63 (4)	1,972.068

(1)
Our 2013 Incentive Compensation Plan was approved by the stockholders of Ambac on December 18, 2013. The total number of shares of Ambac common stock available for issuance under the 2013 Incentive Compensation Plan is 4,000,000.

(2)
Represents, as of December 31, 2018, the number of outstanding restricted stock unit awards, stock options and the maximum number of performance stock units that may be issued if certain performance goals are achieved. Refer to Note 15. Employment Benefit Plans to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for a description of the grants made under the 2013 Incentive Compensation Plan. This amount includes 645,028 restricted stock units, 16,667 options and 1,033,998 performance stock units which are based on the maximum number of shares potentially payable under the awards.

(3)
Each restricted stock unit, stock option and performance stock unit awarded under our 2013 Incentive Compensation Plan was granted at no cost to the persons receiving them. Restricted stock units represent the contingent right to receive the equivalent number of shares of Ambac common stock and may vest after the passage of time. Stock options represent the right to acquire an equivalent number of shares of Ambac common stock at a specified exercise price. Performance stock units granted pursuant to the Company's Long Term Incentive Plan represent the contingent right to receive a number of shares of Ambac common stock ranging from 0% to 200% of the number of units granted depending upon the achievement of certain company-wide performance goals at the end of a specified performance period.

(4)
Reflects the weighted-average price of all outstanding options that had been granted but not forfeited, expired or exercised. Performance shares and restricted stock units are not included in determining the weighted-average price as they have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information relating to Ambac with respect to certain relationships and related transactions and director independence will be in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be in the 2019 Proxy Statement and is incorporated herein by reference.
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

| Ambac Financial Group, Inc. 141 2018 FORM 10-K |

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

	4.16+	Promissory Note and Security Agreement dated as of February 12, 2018, of Ambac Assurance Corporation in favor of Ambac LSNI, LLC
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

| Ambac Financial Group, Inc. 142 2018 FORM 10-K |

(b)	Exhibits

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

10.16
Ambac Financial Group, Inc. Severance Pay Plan (Applicable to termination on or after January 1, 2010) (filed as Exhibit 10.26 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.17
Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.23 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.18
Lease Modification dated as of September 8, 2015 to the Lease dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation (filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.19
Form of 2015 Long-Term Incentive Compensation Agreement between Ambac Financial Group, Inc. and each of the Company's executive officers (filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.20
Form of 2016 Long-Term Incentive Compensation Agreement between Ambac Financial Group, Inc. and each of the Company's executive officers (filed as Exhibit 10.27 to Ambac Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.21
Form of 2017 Long-Term Incentive Compensation Agreement between Ambac Financial Group, Inc. and each of the Company's executive officers (filed as Exhibit 10.27 to Ambac Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.22
Voting Support Settlement Agreement, dated as of March 28, 2016, by and between Ambac Financial Group, Inc. and Cornwall Master LP (filed as Exhibit 10.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on March 29, 2016 and incorporated herein by reference).

10.23
Employment Agreement dated as of November 1, 2016 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and David Trick (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

| Ambac Financial Group, Inc. 143 2018 FORM 10-K |

(b)	Exhibits

10.24
Employment Agreement dated as of December 8, 2016, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference).

10.25
Employment Agreement dated as of January 4, 2017 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Stephen Ksenak (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on January 6, 2017 and incorporated herein by reference).

10.26
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

10.27
Tier 2 Commitment Letter, dated as of July 19, 2017 from funds affiliated with or managed by investors party thereto (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on July 19, 2017 and incorporated herein by reference).

10.28
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

10.29
Financial Guaranty Insurance Policy, dated February 12, 2018, issued by Ambac Assurance Corporation (filed as exhibit 10.1 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

10.30
Collateral Agreement, dated as of February 12, 2018, made by Ambac LSNI, LLC in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent for the secured parties (filed as exhibit 10.2 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

10.31
Pledge Agreement, dated as of February 12, 2018, made by Ambac Assurance Corporation in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent (filed as exhibit 10.3 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

10.32
Collateral Agreement, dated as of February 12, 2018, made by Ambac Assurance Corporation in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent for the secured parties (filed as exhibit 10.4 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

10.33
Waiver and Amendment, dated as of February 12, 2018, among Ambac Assurance Corporation, Ambac Credit Products, LLC, Ambac Financial Group, Inc. and the other signatories party thereto (filed as exhibit 10.5 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference).

10.34
Second Amended Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation dated September 25, 2017, and effective as of February 12, 2018. (filed as Exhibit 10.38 to Ambac Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.35
Order Granting the Rehabilitator’s Motion to Further Amend the Plan of Rehabilitation and confirming the Second Amended Plan of Rehabilitation, as amended, Case No. 10-CV-1576 (Dane County, Wisconsin) dated January 22, 2018. (filed as Exhibit 10.39 to Ambac Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.36
Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of the Rehabilitation of the Segregated Account of Ambac Assurance Corporation effective as of February 12, 2018. (filed as Exhibit 10.40 to Ambac Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.37+
Amendment No. 1 to the Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of the Rehabilitation of the Segregated Account of Ambac Assurance Corporation effective as of February 12, 2018.

10.38
Form of 2018 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q, filed on May 9, 2018 and incorporated herein by reference).

10.39
Form of 2018 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q, filed on May 9, 2018 and incorporated herein by reference).

10.40
Form of 2018 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak (filed as Exhibit 10.3 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q, filed on May 9, 2018 and incorporated herein by reference).

10.41
Form of 2018 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith (filed as Exhibit 10.4 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q, filed on May 9, 2018 and incorporated herein by reference).

| Ambac Financial Group, Inc. 144 2018 FORM 10-K |

(b)	Exhibits

10.42
Form of 2018 Deferred Stock Unit Award Agreement between Ambac Financial Group, Inc. and each of the Company’s executive officers (filed as Exhibit 10.5 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q, filed on May 9, 2018 and incorporated herein by reference).

10.43
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

99.5
Press Release dated February 28, 2018, announcing the appointment of Joan Lamm-Tennant, effective March 1, 2018, to the Board of Directors of Ambac Financial Group, Inc. (filed as Exhibit 99.5 to Ambac Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

Other exhibits, filed or furnished, as indicated:
	21.1+	List of Subsidiaries of Ambac Financial Group, Inc.
	23.1+	Consent of Independent Registered Public Accounting Firm
	24.1+	Power of Attorney for directors of Ambac Financial Group, Inc.
	31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934
	31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934
	32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ Filed herewith. ++ Furnished herewith.

| Ambac Financial Group, Inc. 145 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
Other Than Investments in Related Parties
December 31, 2018

Type of Investment ($ in Thousands)	Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Municipal obligations	$882,631	$879,919	$879,919
Corporate obligations	1,288,882	1,278,122	1,278,122
Foreign obligations	30,496	30,834	30,834
U.S. government obligations	93,636	94,394	94,394
Residential mortgage-backed securities	221,825	258,607	258,607
Collateralized debt obligations	133,075	131,356	131,356
Other asset-backed securities	370,199	442,443	442,443
Short-term	430,405	430,331	430,331
Other	362,847	391,217	391,217
Total	$3,813,996	$3,937,223	$3,937,223

| Ambac Financial Group, Inc. 146 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Balance Sheets

($ in thousands, except share data) December 31,	2018	2017
Assets:
Fixed income securities, at fair value (amortized cost: 2018—$151,007 and 2017—$239,476)	$148,194	$230,055
Short-term investments, at cost (approximates fair value)	192,996	69,531
Other investments	40,168	64,691
Total investments	381,358	364,277
Cash	14,942	3,949
Investment in subsidiaries	1,147,883	968,392
Investment income due and accrued	820	329
Current taxes receivable (1)	44,353	29,576
Other assets	3,205	14,946
Total assets	$1,592,561	$1,381,469
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other liabilities	564	321
Total liabilities	564	321
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,365,170 and 45,275,982	454	453
Additional paid-in capital	219,429	199,560
Accumulated other comprehensive income (loss)	(48,715)	(52,239)
Retained earnings	1,421,302	1,233,845
Treasury stock, shares at cost: 28,892 and 24,816	(473)	(471)
Total Ambac Financial Group, Inc. stockholders’ equity	1,591,997	1,381,148
Total liabilities and stockholders’ equity	$1,592,561	$1,381,469

(1)
As of December 31, 2018, and December 31, 2017, $44,381, and $30,496 , respectively, relate to receivables from the Registrant's wholly-owned subsidiary, Ambac Assurance Corporation, pursuant to the intercompany tax sharing agreement, with the difference being state income taxes.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 147 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Comprehensive Income

($ in thousands) Year Ended December 31,	2018	2017	2016
Revenues:
Investment income	$27,525	$24,411	$13,493
Other income	35	—	—
Other than temporary impairments	(918)	(550)	(289)
Net realized gains (losses)	(933)	(6,575)	(7)
Total revenues	25,709	17,286	13,197
Expenses:
Operating expenses	8,315	3,913	11,486
Total expenses	8,315	3,913	11,486
Income (loss) before income taxes and equity in undistributed net loss of subsidiaries	17,394	13,373	1,711
Federal income tax provision (benefit)	(11,102)	(29,398)	(28,739)
Income before equity in undistributed net income of subsidiaries	28,496	42,771	30,450
Equity in undistributed net income (loss) of subsidiaries	157,217	(371,486)	44,393
Net income (loss)	$185,713	$(328,715)	$74,843

Other comprehensive income (loss), after tax:
Net income (loss)	$185,713	$(328,715)	$74,843
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $2,366, $0 and $0	55,148	(81,520)	67,900
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0 and $0	(47,893)	73,586	(122,128)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $161, $0 and $0	935	—	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0 and $0	(1,766)	1,273	23
Total other comprehensive income (loss)	6,424	(6,661)	(54,205)
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$192,137	$(335,376)	$20,638
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 148 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Stockholders' Equity

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2018	$1,381,148	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)
Total comprehensive income (loss)	192,137	185,713	6,424	—	—	—	—
Adjustment to initially apply ASU 2016-01	—	2,900	(2,900)	—	—	—	—
Stock-based compensation	11,854	—	—	—	—	11,854	—
Cost of shares (acquired) issued under equity plan	(1,158)	(1,156)	—	—	—	—	(2)
Issuance of common stock	1	—	—	—	1	—	—
Issuance of warrants	8,012	—	—	—	—	8,012	—
Warrants exercised	3	—	—	—	—	3	—
Balance at December 31, 2018	$1,591,997	$1,421,302	$(48,715)	$—	$454	$219,429	$(473)

Balance at Balance at January 1, 2017	$1,713,914	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)
Total comprehensive income	(335,376)	(328,715)	(6,661)	—	—	—	—
Adjustment to initially apply ASU 2018-02	—	6,588	(6,588)	—	—	—	—
Adjustment to initially apply ASU 2016-09	(137)	(137)	—	—	—	—	—
Stock-based compensation	4,293	—	—	—	—	4,293	—
Cost of shares (acquired) issued under equity plan	(1,547)	(1,572)	—	—	—	—	25
Issuance of common stock	1	—	—	—	1	—	—
Balance at December 31, 2017	$1,381,148	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)

Balance at January 1, 2016	$1,684,799	$1,478,439	$15,215	$—	$450	$190,813	$(118)
Total comprehensive income	20,638	74,843	(54,205)	—	—	—	—
Adjustment to initially apply ASU 2014-13	6,442	6,442	—	—	—	—	—
Stock-based compensation	5,253	—	—	—	—	5,253	—
Cost of shares (acquired) issued under equity plan	(505)	(127)	—	—	—	—	(378)
Cost of warrants acquired	(2,717)	(1,916)	—	—	—	(801)	—
Issuance of common stock	2	—	—	—	2	—	—
Warrants exercised	2	—	—	—	—	2	—
Balance at December 31, 2016	$1,713,914	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 149 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statements of Cash Flow

($ in thousands) Year Ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$185,713	$(328,715)	$74,843
Adjustments to reconcile net income loss to net cash used in operating activities:
Equity in undistributed net (income) loss of non-debtor subsidiaries	(157,217)	371,486	(44,393)
Amortization of bond premium and discount	(7,284)	(16,724)	(7,208)
Other-than-temporary impairment charges	918	550	289
Net realized gains (losses)	933	6,575	7
Increase (decrease) in current income taxes payable	(14,776)	(854)	42,126
Share-based compensation	11,854	4,293	5,253
Investment income due and accrued	(491)	(57)	(149)
(Increase) decrease in other assets	11,741	(10,814)	646
Other, net	247	(9,960)	5,814
Net cash provided by (used in) operating activities	31,638	15,780	77,228
Cash flows from investing activities:
Proceeds from matured bonds	230,448	186,747	269,459
Purchases of bonds	(136,534)	(195,853)	(279,582)
Change in short-term investments	(123,465)	(2,961)	(18,491)
Change in other investments	24,523	(34,688)	(4,664)
Purchase of auction market preferred shares of Ambac Assurance	(11,048)	—	—
Other, net	(4,572)	2,673	(9,009)
Net cash provided by (used in) investing activities	(20,648)	(44,082)	(42,287)
Cash flows from financing activities:
Cost of warrants acquired	—	—	(2,717)
Proceeds from warrant exercise	3	—	2
Net cash (used in) financing activities	3	—	(2,715)
Net cash flow	10,993	(28,302)	32,226
Cash at beginning of period	3,949	32,251	25
Cash at end of period	$14,942	$3,949	$32,251

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,674	$784	$635
Non-cash financing activity:
Issuance of warrants in connection with purchase of auction market preferred shares of Ambac Assurance	$8,012	$—	$—
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 150 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Notes to Condensed Financial Information
(Dollar Amounts in Thousands)
The condensed financial information of Ambac Financial Group, Inc. (“Ambac” or the “Registrant”) as of December 31, 2018 and 2017 and for the three years in the period ended December 31, 2018, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto included in this 2018 Annual Report on Form 10-K for the year ended December 31, 2018.
Ambac, headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991.
Income Taxes
Ambac files a consolidated Federal income tax return with its U.S. subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. As of December 31, 2018 Ambac had a U.S. loss carryforwards totaling $3,423,704, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032. The net operating loss carryforwards ("NOLs") allocable to AFG as of December 31, 2018 were $1,260,583.
Pursuant to the intercompany tax sharing agreement, to the extent Ambac Assurance generated taxable income after September 30, 2011, which offset the allocated $3,650,000 of NOLs, (or the proportionate amount of AMT NOL (as defined)), it is obligated to make payments (“Tolling Payments”), subject to certain credits, to the Registrant in accordance with a four Tier, A through D, NOL usage table. NOLs in excess of the allocated $3,650,000 may be utilized, subject to the Registrant's consent, not to be unreasonably withheld, for a payment of 25% of the benefit received.
Ambac Assurance has utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2018 (post determination date NOLs); however, additional post determination date NOLs may be generated in the future. During this time period, Ambac Assurance's cumulative net taxable income was approximately $1,486,879, which utilized all of the $479,000 allocated Tier A NOL and $1,007,879 of the $1,057,000 allocated Tier B NOL and resulted in accrued Tolling Payments, net of applicable credits. Of the credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits.
At December 31, 2018, $44,381 of tolling payments are owed by Ambac Assurance to Ambac. In May 2018 Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make the $30,496 payment for the 2017 tax year by June 1, 2018 until such time as OCI consents to the payment. The 2018 accrued tolling payment of $13,885 is also subject to OCI's consent.

| Ambac Financial Group, Inc. 151 2018 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV— REINSURANCE
Years Ended December 31, 2018, 2017 and 2016

Insurance Premiums Written ($ in Thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2018	$(23,828)	$16,860	$—	$(40,688)	—%

Year Ended December 31, 2017	(14,313)	(2,104)	$—	(12,209)	—%

Year Ended December 31, 2016	(53,837)	(8,772)	—	(45,065)	—%

| Ambac Financial Group, Inc. 152 2018 FORM 10-K |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	February 28, 2019	By:	/S/ DAVID TRICK
David Trick
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. STEIN*	Chairman of the Board and Director	February 28, 2019
Jeffrey S. Stein

/S/ CLAUDE LEBLANC	President, Chief Executive Officer and Director	February 28, 2019
Claude LeBlanc	(Principal Executive Officer)

/S/ DAVID TRICK	Executive Vice President and Chief Financial Officer	February 28, 2019
David Trick	(Principal Financial Officer)

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer	February 28, 2019
Robert B. Eisman	(Principal Accounting Officer)

/S/ ALEXANDER D. GREENE*	Director	February 28, 2019
Alexander D. Greene

/S/ IAN D. HAFT*	Director	February 28, 2019
Ian D. Haft

/S/ DAVID L. HERZOG*	Director	February 28, 2019
David L. Herzog

/S/ C. JAMES PRIEUR*	Director	February 28, 2019
C. James Prieur

/S/ JOAN LAMM-TENNANT*	Director	February 28, 2019
Joan Lamm-Tennant

/S/ STEPHEN M. KSENAK
*By: Stephen M. Ksenak	Attorney-in-fact	February 28, 2019

| Ambac Financial Group, Inc. 153 2018 FORM 10-K |