Form 10-Q
period 2019-03-31
AMBAC FINANCIAL GROUP INC
filed 2019-05-09
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-10777

AMBAC FINANCIAL GROUP INC
Exact name of Registrant as specified in its charter)

Delaware			133621676
(State of incorporation)			(I.R.S. employer identification no.)

One State Street Plaza	New York	NY	10004
(Address of principal executive offices)			(Zip code)

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	AMBC	NASDAQ
As of May 6, 2019, 45,520,541 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries		3	Quantitative and Qualitative Disclosures About Market Risk	67
	Consolidated Balance Sheets (Unaudited)	1	4	Controls and Procedures	67
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	2
	Consolidated Statements of Stockholders' Equity (Unaudited)	3	PART II. OTHER INFORMATION
	Consolidated Statements of Cash Flows (Unaudited)	4	1	Legal Proceedings	67
	Notes to Unaudited Consolidated Financial Statements	5	1A	Risk Factors	68
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	42	2	Unregistered Sales of Equity Securities and Use of Proceeds	69
	Cautionary Statement Pursuant To The Private Securities Litigation Reform Act Of 1995	42	3	Defaults Upon Senior Securities	69
	Executive Summary	43	6	Exhibits	70
	Critical Accounting Policies and Estimates	45
	Financial Guarantees in Force	45	SIGNATURES		70
	Results of Operations	51
	Liquidity and Capital Resources	56
	Balance Sheet	58
	Variable Interest Entities	64
	Accounting Standards	64
	Ambac Assurance Statutory Basis Financial Results	64
	Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	64
	Non-GAAP Financial Measures	65

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share data) (March 31, 2019 (Unaudited))	2019	2018
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $2,480,532 and $3,020,744)	$2,619,811	$3,115,675
Fixed income securities pledged as collateral, at fair value (amortized cost of $83,901 and $0)	83,901	—
Short-term investments, at fair value (amortized cost of $908,209 and $430,405)	908,235	430,331
Other investments (includes $387,045 and $351,049 at fair value)	428,556	391,217
Total investments	4,040,503	3,937,223
Cash and cash equivalents	21,840	63,089
Restricted cash	—	19,405
Premium receivables	487,397	495,391
Reinsurance recoverable on paid and unpaid losses	26,788	23,133
Deferred ceded premium	58,868	61,134
Subrogation recoverable	1,916,117	1,932,960
Derivative assets	76,400	59,468
Current taxes	42,830	47,040
Insurance intangible asset	689,255	718,931
Other assets	90,977	137,628
Variable interest entity assets:
Fixed income securities, at fair value	3,128,995	2,737,286
Restricted cash	3,254	999
Loans, at fair value	4,375,761	4,287,664
Derivative assets	59,228	66,302
Other assets	4,686	1,058
Total assets	$15,022,899	$14,588,711
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$591,397	$629,971
Loss and loss expense reserves	1,694,163	1,826,078
Ceded premiums payable	31,745	32,913
Deferred taxes	39,201	40,130
Long-term debt	2,929,227	2,928,929
Accrued interest payable	391,335	375,808
Derivative liabilities	86,534	76,699
Other liabilities	71,402	63,792
Variable interest entity liabilities:
Accrued interest payable	2,785	556
Long-term debt (includes $5,401,992 and $5,268,596 at fair value)	5,737,263	5,268,596
Derivative liabilities	1,781,903	1,712,062
Other liabilities	56	30
Total liabilities	13,357,011	12,955,564
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,560,960 and 45,365,170	456	454
Additional paid-in capital	223,545	219,429
Accumulated other comprehensive income (loss)	22,542	(48,715)
Retained earnings	1,376,244	1,421,302
Treasury stock, shares at cost: 40,419 and 28,892	(813)	(473)
Total Ambac Financial Group, Inc. stockholders’ equity	1,621,974	1,591,997
Noncontrolling interest	43,914	41,150
Total stockholders’ equity	1,665,888	1,633,147
Total liabilities and stockholders’ equity	$15,022,899	$14,588,711
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2019	2018
Revenues:
Net premiums earned	$27,758	$30,883
Net investment income:
Securities available-for-sale and short-term	46,552	110,551
Other investments	8,290	(311)
Total net investment income	54,842	110,240
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(29)	(341)
Portion of other-than-temporary impairment recognized in other comprehensive income	—	42
Net other-than-temporary impairment losses recognized in earnings	(29)	(299)
Net realized investment gains (losses)	17,233	4,862
Net gains (losses) on derivative contracts	(16,159)	25,191
Net realized gains (losses) on extinguishment of debt	—	3,115
Other income (loss)	802	(509)
Income (loss) on variable interest entities	15,921	574
Total revenues	100,368	174,057
Expenses:
Losses and loss expenses (benefit)	12,407	(247,395)
Insurance intangible amortization	36,278	28,636
Operating expenses	24,915	36,434
Interest expense	67,978	48,073
Total expenses	141,578	(134,252)
Pre-tax income (loss)	(41,210)	308,309
Provision for income taxes	1,991	2,605
Net income (loss) attributable to common stockholders	$(43,201)	$305,704
Other comprehensive income (loss), after tax:
Net income (loss)	$(43,201)	$305,704
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(598) and $(1,708)	56,163	122,304
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0 and $0	14,571	32,056
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $32 and $230	156	1,114
Changes to postretirement benefit, net of income tax provision (benefit) of $0 and $0	367	(859)
Total other comprehensive income, net of income tax	71,257	154,615
Total comprehensive income attributable to common stockholders	$28,056	$460,319
Net income per share attributable to common stockholders:
Basic	$(0.94)	$6.72
Diluted	$(0.94)	$6.70
Weighted average number of common shares outstanding:
Basic	45,832,297	45,471,083
Diluted	45,832,297	45,653,471
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2019	$1,633,147	$1,421,302	$(48,715)	$—	$454	$219,429	$(473)	$41,150
Total comprehensive income	28,056	(43,201)	71,257	—	—	—	—	—
Stock-based compensation	4,116	—	—	—	—	4,116	—	—
Cost of shares (acquired) issued under equity plan	(2,197)	(1,857)	—	—	—	—	(340)	—
Issuance of common stock	2	—	—	—	2	—	—	—
Re-issuance of Ambac Assurance auction market preferred shares	2,764	—	—	—	—	—	—	2,764
Balance at March 31, 2019	$1,665,888	$1,376,244	$22,542	$—	$456	$223,545	$(813)	$43,914

Balance at January 1, 2018	$1,645,258	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)	$264,110
Total comprehensive income	460,319	305,704	154,615	—	—	—	—	—
Adjustment to initially apply ASU 2016-01	—	2,900	(2,900)
Stock-based compensation	4,612	—	—	—	—	4,612	—	—
Cost of shares (acquired) issued under equity plan	(1,025)	(985)	—	—	—	—	(40)	—
Issuance of common stock	1	—	—	—	1	—	—	—
Balance at March 31, 2018	$2,109,165	$1,541,464	$99,476	$—	$454	$204,172	$(511)	$264,110
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$(43,201)	$305,704
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	159	181
Amortization of bond premium and discount	(11,846)	(77,427)
Share-based compensation	4,116	4,612
Deferred income taxes	(935)	1,145
Current income taxes	4,232	(8,439)
Unearned premiums, net	(36,289)	(18,329)
Losses and loss expenses, net	(118,801)	(1,371,840)
Ceded premiums payable	(1,168)	(1,425)
Premium receivables	7,979	5,601
Accrued interest payable	28,971	(63,126)
Amortization of insurance intangible assets	36,278	28,636
Net mark-to-market (gains) losses	(382)	452
Net realized investment gains	(17,233)	(4,862)
Other-than-temporary impairment charges	29	299
(Gain) loss on extinguishment of debt	—	(3,115)
Variable interest entity activities	(15,921)	(574)
Derivative assets and liabilities	12,305	438
Other, net	56,579	10,507
Net cash used in operating activities	(95,128)	(1,191,562)
Cash flows from investing activities:
Proceeds from sales of bonds	641,032	296,078
Proceeds from matured bonds	34,681	103,995
Purchases of bonds	(182,556)	(77,469)
Proceeds from sales of other invested assets	1,749	31,327
Purchases of other invested assets	(28,559)	(11,758)
Change in short-term investments	(477,910)	236,262
Change in cash collateral receivable	56,771	(979)
Proceeds from paydowns of consolidated VIE assets	67,172	79,917
Other, net	(225)	(377)
Net cash provided by investing activities	112,155	656,996
Cash flows from financing activities:
Net proceeds from issuance of Tier 2 notes	—	240,000
Paydowns of Ambac Note	(13,146)	—
Paydowns of a secured borrowing	—	(8,797)
Payments for extinguishment of surplus notes	—	(191,258)
Payments for debt issuance costs	—	(9,221)
Issuance of auction market preferred shares of Ambac Assurance	2,764	—
Tax payments related to shares withheld for share-based compensation plans	(2,198)	(1,025)
Payments of consolidated VIE liabilities	(63,022)	(79,917)
Net cash used in financing activities	(75,602)	(50,218)
Effect of foreign exchange on cash, cash equivalents and restricted cash	176	(278)
Net cash flow	(58,399)	(585,062)
Cash, cash equivalents, and restricted cash at beginning of period	83,493	624,681
Cash, cash equivalents, and restricted cash at end of period	$25,094	$39,619
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
The following description provides an update of Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 2018, and should be read in conjunction with the complete descriptions provided in the Form 10-K. Capitalized terms used but not defined herein and in the other footnotes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q shall have the meanings ascribed thereto in the Company’s Annual Report on Form 10-K for the year ended December 2018.
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
With respect to our new business strategy, we have identified certain business sectors adjacent to Ambac's core business in which opportunities are being evaluated. We are actively evaluating strategic opportunities in credit, insurance, asset management and other financial services that we believe are synergistic to Ambac and would leverage our core competencies. We are being measured and disciplined in our approach as we consider and pursue opportunities to deploy our capital with the goal of creating sustainable long-term shareholder value. Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to identify or execute a suitable transaction and/or obtain the financial and other resources that may be required to finance the acquisition or development of any new businesses or assets.
The execution of Ambac’s objective to increase the value of its investment in Ambac Assurance is subject to the rights of the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) under the Stipulation and Order, which requires OCI to approve certain actions taken by or in respect of Ambac Assurance, as well as restrictions in the Settlement Agreement and in the indenture for the Tier 2 Notes. Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of Ambac Assurance’s and its subsidiaries' creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Decisions by OCI could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.
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
Consolidation:
The consolidated financial statements include the accounts of Ambac and all other entities in which Ambac (directly or through its subsidiaries) has a controlling financial interest, including variable interest entities (“VIEs”) for which Ambac or an Ambac subsidiary is deemed the primary beneficiary in accordance with the Consolidation Topic of the Accounting Standards Codification ("ASC"). All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder is the primary beneficiary involves performing a qualitative analysis

| Ambac Financial Group, Inc. 5 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether the variable interest holder has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE. An entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE. See Note 3. Variable Interest Entities, for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated and deconsolidated.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet was derived from audited financial statements.
The election to use the fair value option is made on an instrument by instrument based under ASC 825-10. At December 31, 2018, all VIE invested assets and long-term debt were reported under the fair value option as disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K. During the three months ended March 31, 2019, Ambac consolidated a new VIE that holds investments in fixed income securities that management has classified as available-for-sale under the Investments - Debt Securities Topic of the ASC. Long-term debt of the newly consolidated VIE is carried at par value less unamortized discount. See Note 3. Variable Interest Entities, for further discussion of the accounting elections used and the presentation of VIEs in these unaudited consolidated financial statements.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $1,960 and $5,014 for the three months ended March 31, 2019 and 2018, of which $5,583 and $11,012 relate to the remeasurement of loss reserves, classified in Loss and loss expenses, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.

| Ambac Financial Group, Inc. 6 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31,
	2019	2018
Cash paid during the period for:
Income taxes	$852	$9,718
Interest on long-term debt	37,850	100,958
Non-cash financing activities:
Exchange of investments in Puerto Rico COFINA bonds for new bonds issued in the Plan of Adjustment	$510,215	$—
Rehabilitation exit transaction discharge of all Deferred Amounts and cancellation of certain General Account Surplus Notes	—	1,918,561
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$21,840	$38,485
Variable Interest Entity Restricted cash	3,254	1,134
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$25,094	$39,619

Reclassifications:
Reclassifications have been made to prior years' amounts to conform to the current year's presentation.
Recently Adopted Accounting Standards:
Effective January 1, 2019, Ambac adopted the following accounting standards:
Equity-linked Instruments with Down Round Features
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the ASU, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common stockholders in basic EPS. Adoption of this ASU did not impact Ambac's financial statements.
Premium Amortization on Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for the premium on callable debt securities to the earliest call date. Under previous GAAP, a reporting entity generally amortized the premium as a yield adjustment over the contractual life (i.e. maturity) of the debt security and if that debt security is called, the entity would record a loss equal to the unamortized premium. The ASU does not change the accounting for callable debt securities held at a discount, which will continue to be amortized to maturity. Adoption of this ASU did not have a consequential impact on Ambac's financial statements.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU was subsequently amended by ASU 2018-01, Land Easement Practical Expedient; ASU 2018-10, Codification Improvements to Topic 842; ASU 2018-11, Targeted Improvements; ASU 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Leases (Topic 842): Codification Improvements (collectively the "New Lease Standard"). The primary difference between previous U.S. GAAP and the New Lease Standard is the recognition of lease assets and lease liabilities for those leases classified as operating leases with a term longer than 12 months. For those operating leases, a lessee is required to: 1) recognize a right-of-use asset ("ROU") and a lease liability, initially measured at the present value of the lease payments, on the balance sheet, 2) recognize a single lease cost, calculated so that the cost is allocated over the lease term generally on a straight-line basis and 3) classify all cash payment within operating activities in the statement of cash flows. For leases classified as finance leases under the New Lease Standard, the balance sheet presentation and expense recognition pattern is similar to capital leases under current GAAP.
Under the transition guidance, a reporting entity must use a modified retrospective approach and may choose to initially apply the New Lease Standard either at (1) the beginning of the earliest comparative period presented, which is January 1, 2017 or (2) its effective date, which is January 1, 2019 . If a reporting entity chooses the first option it must recast its comparative period financial statements and provide disclosures for those comparative periods. Ambac chose the second option and initially applied the New Lease Standard on January 1, 2019. Consequently financial information and disclosures were not provided for dates and periods prior to January 1, 2019.
There are a number of optional practical expedients that were elected at transition. We elected the ‘package of practical expedients’, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the hindsight practical expedient allowing us to use the benefit of hindsight in determining the probability of exercising any lessee options to extend or terminate the lease, or purchase the underlying asset. We did not use the practical expedient pertaining to land easements as it was not applicable to Ambac.

| Ambac Financial Group, Inc. 7 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The new New Lease Standard did not have a material effect on our financial statements. The most significant effects related to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases of approximately $15,000 at transition and (2) providing significant new disclosures about our leasing activities.
See Note 11. Leases for further information.
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

•
Additions: 1) Changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and 2) Range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Alternatively, an entity may disclose other quantitative information (such as the median or arithmetic average) if it determines that it is a more reasonable and rational method to reflect the distribution of unobservable inputs used.

ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Disclosure amendments related to changes in unrealized gains and losses included in other comprehensive income for Level 3 instruments, the range and weighted average of significant unobservable inputs, and the narrative description of measurement uncertainty should be applied prospectively only for the most recent interim or annual period presented. All other disclosure amendments should be applied retrospectively to all periods presented. Ambac has not determined whether it will early adopt this ASU. The ASU is not expected to have a consequential impact on Ambac's financial statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit

| Ambac Financial Group, Inc. 8 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Losses on Financial Instruments, subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses This ASU significantly affects how reporting entities will measure credit losses for financial assets that are not accounted for at fair value through net income, which include loans, debt securities, trade receivables, net investments in leases, and certain off-balance sheet credit exposures. For financial assets measured at amortized cost, the ASU replaces the "incurred loss" model, which generally delayed recognition of the full amount of credit losses until the loss was probable of occurring, with an "expected loss" model, which reflects an entity's current estimate of all expected credit losses. Expected credit losses for amortized cost assets will be recorded as a valuation allowance, with subsequent increases or decreases in the allowance reflected in the income statement each period. For available-for-sale debt securities, credit losses under the ASU will be measured similarly to current GAAP. However, under the ASU, credit losses for available-for-sale debt securities will be recorded as a valuation allowance (similar to the amortized cost assets approach described above), rather than as a direct write-down of the security as is required under current GAAP. As a result, improvements to estimated credit losses for available-for-sale debt securities will be recognized immediately in the income statement rather than as interest income over time. The ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Ambac will adopt this ASU on January 1, 2020 and we are currently evaluating its impact on Ambac's financial statements. The significant implementation matters to be addressed include identifying the inventory of financial assets that will be affected by this standard, identifying new data requirements and data sources for implementing the expected loss model for those instruments not already using this model and identifying and documenting accounting process changes, including related controls.
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

•
We determined that Ambac’s subsidiaries generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). As further described below, Ambac consolidates certain FG VIEs in cases where we also have the power to direct the activities that most significantly impact the VIE’s economic performance due to one or more of the following: (i) the transaction experiencing deterioration and breaching performance triggers, giving Ambac the ability to exercise certain control rights, (ii) Ambac being involved in the design of the VIE and receiving control rights from its inception, such as may occur from loss remediation activities, or (iii) the transaction not experiencing deterioration, however due to the passive nature of the VIE, Ambac's contingent control rights upon a future breach of performance triggers is considered to be the power over the most significant activity. FG VIEs which are consolidated may include non-recourse assets or liabilities. FG VIEs' liabilities (and in some cases assets) that are insured by the Company are with recourse, because the Company guarantees the payment of principal and interest . FG VIEs' assets and liabilities that are not insured by the Company are without recourse, because Ambac has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. The Company’s exposure to consolidated FG VIEs is limited to the financial guarantees issued for recourse assets and liabilities and any additional variable interests held by Ambac.

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

•
The election to use the fair value option is made on an instrument by instrument basis. Ambac has elected the fair value option for consolidated FG VIE financial assets and financial liabilities, except in cases where Ambac was involved in the design of the VIE and was granted control rights at its inception.

◦
When the fair value option is elected, changes in the fair value of the FG VIE's financial assets and liabilities are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss), except for the portion of the total change in fair value of financial liabilities caused by changes in the instrument-specific credit risk which is presented separately in Other comprehensive income (loss).

◦
In cases where the fair value option has not been elected, the FG VIE's invested assets are fixed income securities and are considered available-for-sale as defined by the Investments - Debt Securities Topic of the ASC. These assets are reported in the

| Ambac Financial Group, Inc. 9 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

financial statements at fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income in Stockholders' Equity. The financial liabilities of these FG VIEs consist of long term debt obligations and are carried at par less unamortized discount. Income from the FG VIE's available-for-sale securities (including investment income, realized gains and losses and other-than -temporary impairments as applicable) and interest expense on long term debt are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).

•
Upon initial consolidation of a FG VIE, Ambac recognizes a gain or loss in earnings for the difference between: (i) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and (ii) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a FG VIE, we recognize a gain or loss for the difference between: (i) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and (ii) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).

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
In connection with the exit from rehabilitation of the Segregated Account, as further described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, Ambac evaluated the consolidation of certain VIEs. Under the Stipulation and Order, the OCI retained the authority requiring Ambac Assurance to obtain their approval with respect to the exercise of certain control rights in connection with policies that had previously been allocated to the Segregated Account. Accordingly, Ambac did not consolidate any additional VIEs as a result of the Segregated Account's exit from rehabilitation.
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

| Ambac Financial Group, Inc. 10 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and Ambac Assurance:

	March 31, 2019			December 31, 2018
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
Fixed income securities, at fair value:
Corporate obligations, fair value option	$2,858,404	$—	$2,858,404	$2,737,286	$—	$2,737,286
Municipal obligations, available-for-sale (1)	—	270,591	270,591	—	—	—
Total FG VIE fixed income securities, at fair value	2,858,404	270,591	3,128,995	2,737,286	—	2,737,286
Restricted cash	1,056	2,198	3,254	999	—	999
Loans, at fair value (2)	4,375,761	—	4,375,761	4,287,664	—	4,287,664
Derivative assets	59,228	—	59,228	66,302	—	66,302
Other assets	3,320	1,366	4,686	1,058	—	1,058
Total FG VIE assets	$7,297,769	$274,155	$7,571,924	$7,093,309	$—	$7,093,309

Accrued interest payable	$2,785	$—	$2,785	$556	$—	$556
Long-term debt:
Long-term debt, at fair value (3)	5,401,992	—	5,401,992	5,268,596	—	5,268,596
Long-term debt, at par less unamortized discount	—	335,271	335,271	—	—	—
Total long-term debt	5,401,992	335,271	5,737,263	5,268,596	—	5,268,596
Derivative liabilities	1,781,903	—	1,781,903	1,712,062	—	1,712,062
Other liabilities	56	—	56	30	—	30
Total FG VIE liabilities	$7,186,736	$335,271	$7,522,007	$6,981,244	$—	$6,981,244
Number of FG VIEs consolidated	7	1	8	7	—	7

(1)
Available-for-sale FG VIE fixed income securities consist of municipal obligations with an amortized cost basis of $259,474 and aggregate gross unrealized gains and (losses) of $11,117 and $(0), respectively at March 31, 2019. All such securities had contractual maturities due after ten years as of March 31, 2019.

(2)	The unpaid principal balances of loan assets carried at fair value were $3,432,240 as of March 31, 2019 and $3,402,413 as of December 31, 2018.

(3)	The unpaid principal balances of long-term debt carried at fair value were $4,605,291 as of March 31, 2019 and $4,552,643 as of December 31, 2018.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended March 31,
	2019	2018
Net change in fair value of VIE assets and liabilities reported under the fair value option	$1,836	$1,918
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income	(171)	(1,344)
Net change in fair value of VIE assets and liabilities reported in earnings	1,665	574
Investment income on available-for-sale securities	1,859	—
Interest expense on long-term debt carried at par less unamortized cost	(2,356)	—
Other expenses	(111)	—
Gain (loss) from consolidating FG VIEs	14,864	—
Income (loss) on Variable Interest Entities	$15,921	$574

As discussed in Note 3. Variable Interest Entities, effective February 12, 2019, Ambac was required to consolidate one VIE which resulted in a gain of $14,864. The 2019 balance sheet impact of this consolidation was an increase to total consolidated assets and liabilities by $292,003 and $363,628 in 2019, respectively. Ambac deconsolidated no VIEs for the three months ended March 31, 2019 and 2018.

| Ambac Financial Group, Inc. 11 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of March 31, 2019 and December 31, 2018:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
March 31, 2019:
Global structured finance:
Collateralized debt obligations	$2,437	$—	$—	$—
Mortgage-backed—residential	6,418,261	1,842,283	492,435	—
Other consumer asset-backed	1,615,109	14,754	234,639	—
Other commercial asset-backed	481,633	9,247	6,774	—
Other	2,083,055	53,206	299,939	7,021
Total global structured finance	10,600,495	1,919,490	1,033,787	7,021
Global public finance	23,927,824	315,807	343,946	(1,077)
Total	$34,528,319	$2,235,297	$1,377,733	$5,944

December 31, 2018:
Global structured finance:
Collateralized debt obligations	$9,787	$—	$—	$(2)
Mortgage-backed—residential	6,713,437	1,859,121	546,682	—
Other consumer asset-backed	1,700,984	15,435	238,234	—
Other commercial asset-backed	873,343	20,735	12,264	—
Other	2,122,648	53,462	301,260	7,170
Total global structured finance	11,420,199	1,948,753	1,098,440	7,168
Global public finance	24,145,956	309,071	335,437	(1,457)
Total	$35,566,155	$2,257,824	$1,433,877	$5,711

(1)
Maximum exposure to loss represents the maximum future payments of principal and interest on insured obligations and derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.

(2)	Insurance assets represent the amount included in “Premium receivables” and “Subrogation recoverable” for financial guarantee insurance contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represent the amount included in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee insurance contracts on Ambac’s Consolidated Balance Sheets.

(4)	Net derivative assets (liabilities) represent the fair value recognized on credit derivative contracts and interest rate swaps on Ambac’s Consolidated Balance Sheets.

Ambac Sponsored VIEs:
Non-consolidated VIEs:
A subsidiary of Ambac transferred financial assets to a VIE. The business purpose of this entity was to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because Ambac Assurance’s policies issued to this entity were allocated to the Segregated Account and, as discussed above, the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At March 31, 2019 and December 31, 2018 the fair value of this entity was $4,148 and $4,516, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of debt outstanding was $400,600 and $393,010 at March 31, 2019 and December 31, 2018, respectively. In each case, Ambac sold assets to this entity, which are composed of utility obligations with a weighted

| Ambac Financial Group, Inc. 12 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

average rating of BBB+ at March 31, 2019 and weighted average life of 1.9 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of March 31, 2019 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

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

On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its owner trust certificate as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $41,511 and $40,168 as of March 31, 2019 and December 31, 2018, respectively.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, to issue Secured Notes in connection with the Rehabilitation Exit Transactions. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its holdings of Secured Notes within Fixed Income Securities in the Consolidated Balance Sheets. The carrying value of Secured Notes held by Ambac was $583,550 and $656,473 at March 31, 2019 and December 31, 2018, respectively. Ambac's debt obligation to the VIE (the Ambac Note) had a carrying value of $1,927,144 and $1,940,289 at March 31, 2019 and December 31, 2018, respectively, and is reported within Long-term debt on the Consolidated Balance Sheets.
4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended March 31, 2019:
Beginning Balance	$85,903	$8,874	$(141,527)	$(1,965)	$(48,715)
Other comprehensive income (loss) before reclassifications	73,367	689	14,571	—	88,627
Amounts reclassified from accumulated other comprehensive income (loss)	(17,204)	(322)	—	156	(17,370)
Net current period other comprehensive income (loss)	56,163	367	14,571	156	71,257
Balance at March 31, 2019	$142,066	$9,241	$(126,956)	$(1,809)	$22,542

Three Months Ended March 31, 2018:
Beginning Balance	$30,755	$10,640	$(93,634)	$—	$(52,239)
Adjustments to opening balance, net of taxes (3)	—	—	—	(2,900)	(2,900)
Adjusted balance, beginning of period	30,755	10,640	(93,634)	(2,900)	(55,139)
Other comprehensive income (loss) before reclassifications	125,159	(556)	32,056	—	156,659
Amounts reclassified from accumulated other comprehensive income (loss)	(2,855)	(303)	—	1,114	(2,044)
Net current period other comprehensive income (loss)	122,304	(859)	32,056	1,114	154,615
Balance at March 31, 2018	$153,059	$9,781	$(61,578)	$(1,786)	$99,476

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.

(2)	Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

(3)
Beginning in 2018, credit risk changes of fair value option liabilities are reflected as a component of Accumulated Other Comprehensive Income pursuant to the adoption of ASU 2016-01. See Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in this Form 10-Q for further information regarding this change.

| Ambac Financial Group, Inc. 13 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended March 31,
	2019	2018
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(16,693)	$(4,563)	Net realized investment gains (losses) and other-than-temporary impairment losses
	(511)	1,708	Provision for income taxes
	$(17,204)	$(2,855)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(241)	$(241)	Other income (2)
Actuarial (losses)	(81)	(62)	Other income (2)
	(322)	(303)	Total before tax
	—	—	Provision for income taxes
	$(322)	$(303)	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$188	$1,344	Credit Risk Changes of Fair Value Option Liabilities
	(32)	(230)	Provision for income taxes
	$156	$1,114	Net of tax and noncontrolling interest
Total reclassifications for the period	$(17,370)	$(2,044)	Net of tax and noncontrolling interest

(1)
Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income with corresponding increases to the affected line items in the Consolidated Statement of Total Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

5. NET INCOME PER SHARE
As of March 31, 2019, 45,520,541 shares of Ambac's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,783 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares increased during the three months ended March 31, 2019 due to settlements of employee restricted stock units.
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

The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended March 31,
	2019	2018
Basic weighted average shares outstanding	45,832,297	45,471,083
Effect of potential dilutive shares (1):
Stock options	—	—
Warrants	—	—
Restricted stock units	—	45,713
Performance stock units (2)	—	136,675
Diluted weighted average shares outstanding	45,832,297	45,653,471
Anti-dilutive shares excluded from the above reconciliation:
Stock options	16,667	126,667
Warrants	4,877,783	4,053,476
Restricted stock units	271,763	—
Performance stock units (2)	478,739	—

(1)
For the three months ended March 31, 2019, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

| Ambac Financial Group, Inc. 14 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(2)
Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.

6. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at March 31, 2019 and December 31, 2018, was 2.6% and 2.7%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2019 and December 31, 2018, was 8.8 years and 8.7 years, respectively.
In evaluating the credit quality of the premium receivables, management evaluates the obligor's ability to pay. For structured finance transactions, this evaluation will include a review of the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures, in the transaction's waterfall structure. The financial guarantee premium is generally senior in the waterfall. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. At March 31, 2019 and December 31, 2018, $7,467 and $7,136 respectively, of premium receivables were deemed uncollectable. As of March 31, 2019 and December 31, 2018, approximately 19% and 20% of the premium receivables, net of uncollectable receivables, related to transactions with non-investment grade internal ratings, mainly structured finance transactions. Past due premiums on policies insuring non-investment grade obligations amounted to less than $100 at March 31, 2019.

Below is the gross premium receivable roll-forward for the affected periods:

	Three Months Ended March 31,
	2019	2018
Beginning premium receivable	$495,391	$586,312
Premium receipts	(13,204)	(15,381)
Adjustments for changes in expected and contractual cash flows (1)	470	(1,289)
Accretion of premium receivable discount	3,228	3,846
Changes to uncollectable premiums	(352)	604
Other adjustments (including foreign exchange)	1,864	6,615
Ending premium receivable (2)	$487,397	$580,707

(1)	Adjustments for changes in expected and contractual cash flows primarily due to reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.

(2)
Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At March 31, 2019 and 2018, premium receivables include British Pounds of $141,527 (£108,825) and $163,926 (£116,815), respectively, and Euros of $30,062 (€26,807) and $36,679 (€29,767), respectively.

When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three months ended March 31, 2019 and 2018 was $12,223 and $9,392, respectively.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended March 31,
	2019		2018
	Written	Earned	Written	Earned
Direct	$3,346	$29,433	$4,261	$32,609
Assumed	—	20	—	19
Ceded	(501)	1,695	(819)	1,745
Net premiums	$3,847	$27,758	$5,080	$30,883

| Ambac Financial Group, Inc. 15 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table summarizes net premiums earned by location of risk for the respective periods:

	Three Months Ended March 31,
	2019	2018
United States	$28,244	$24,718
United Kingdom	4,190	4,856
Other international	(4,676)	1,309
Total	$27,758	$30,883

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at March 31, 2019:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (1)
Three months ended:
June 30, 2019	$12,906	$12,178
September 30, 2019	11,923	12,015
December 31, 2019	11,852	11,875
Twelve months ended:
December 31, 2020	46,963	46,762
December 31, 2021	41,005	42,504
December 31, 2022	39,159	39,760
December 31, 2023	37,641	37,075
Five years ended:
December 31, 2028	166,827	152,126
December 31, 2033	128,064	101,459
December 31, 2038	67,195	51,134
December 31, 2043	26,556	16,644
December 31, 2048	11,831	7,130
December 31, 2053	2,252	1,817
December 31, 2058	31	50
Total	$604,205	$532,529

(1)
Future premiums to be collected are undiscounted and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2018. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

| Ambac Financial Group, Inc. 16 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Loss and Loss Expense Reserves:
The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at March 31, 2019 and December 31, 2018:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Claims and Loss Expenses	Recoveries
March 31, 2019:
Loss and loss expense reserves	$2,045,886	$(274,846)	$(76,877)	$1,694,163
Subrogation recoverable	175,114	(2,091,231)	—	(1,916,117)
Totals	$2,221,000	$(2,366,077)	$(76,877)	$(221,954)

December 31, 2018:
Loss and loss expense reserves	$2,246,335	$(313,595)	$(106,662)	$1,826,078
Subrogation recoverable	175,694	(2,108,654)	—	(1,932,960)
Totals	$2,422,029	$(2,422,249)	$(106,662)	$(106,882)

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Three Months Ended March 31,
	2019	2018
Beginning gross loss and loss expense reserves	$(106,882)	$4,113,802
Reinsurance recoverable	22,623	40,658
Beginning balance of net loss and loss expense reserves	(129,505)	4,073,144
Losses and loss expenses (benefit):
Current year	681	778
Prior years	11,726	(248,173)
Total (1) (2) (3)	12,407	(247,395)
Loss and loss expenses paid (recovered):
Current year	28	—
Prior years (3)	64,409	3,631,177
Total	64,437	3,631,177
Foreign exchange effect	5,502	11,016
Ending net loss and loss expense reserves	(176,033)	205,588
Impact of VIE consolidation	(72,159)	—
Reinsurance recoverable (4)	26,238	38,735
Ending gross loss and loss expense reserves	$(221,954)	$244,323

(1)	Total losses and loss expenses (benefit) includes $(4,996) and $1,354 for the three months ended March 31, 2019 and 2018, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W"s) by transaction sponsors within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranties for the three months ended March 31, 2019 and 2018 was $4,407 and $800, respectively.

(3)
On February 12, 2018, Deferred Amounts and Interest Accrued on Deferred Amounts in the amount of $3,000,158 and $856,834, respectively were settled in connection with the Rehabilitation Exit Transactions. 2018 includes a $288,204 loss and loss expense benefit on these settled Deferred Amounts.

(4)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $550 and $90 as of March 31, 2019 and 2018, respectively, related to previously presented loss and loss expenses and subrogation.

For 2019, the net negative development in prior years was primarily a result of deterioration in Public Finance credits, partially offset by positive development in the RMBS and Ambac UK portfolios.
For 2018, the net positive development in prior years was primarily a result of the discount recorded on the Rehabilitation Exit Transactions partially offset by negative development in the RMBS portfolio and interest accrued on Deferred Amounts prior to the Rehabilitation Exit Transactions.

| Ambac Financial Group, Inc. 17 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at March 31, 2019 and December 31, 2018. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at March 31, 2019 and December 31, 2018 was 2.5% and 2.8%, respectively.

Surveillance Categories as of March 31, 2019
	I	IA	II	III	IV	V	Total
Number of policies	33	28	12	16	147	3	239
Remaining weighted-average contract period (in years) (1)	9	18	8	18	14	3	15
Gross insured contractual payments outstanding:
Principal	$934,336	$754,502	$177,251	$909,382	$5,299,368	$43,140	$8,117,979
Interest	514,643	646,737	87,602	443,526	2,144,310	13,401	3,850,219
Total	$1,448,979	$1,401,239	$264,853	$1,352,908	$7,443,678	$56,541	$11,968,198
Gross undiscounted claim liability	$6,344	$56,257	$25,466	$591,366	$2,182,417	$56,510	$2,918,360
Discount, gross claim liability	(620)	(7,729)	(1,897)	(202,850)	(564,236)	(3,455)	(780,787)
Gross claim liability before all subrogation and before reinsurance	5,724	48,528	23,569	388,516	1,618,181	53,055	2,137,573
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,803,302)	—	(1,803,302)
Discount, RMBS subrogation	—	—	—	—	37,280	—	37,280
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,766,022)	—	(1,766,022)
Less:
Gross other subrogation (3)	—	—	—	(46,914)	(598,954)	(12,880)	(658,748)
Discount, other subrogation	—	—	—	6,295	48,954	3,444	58,693
Discounted other subrogation, before reinsurance	—	—	—	(40,619)	(550,000)	(9,436)	(600,055)
Gross claim liability, net of all subrogation and discounts, before reinsurance	5,724	48,528	23,569	347,897	(697,841)	43,619	(228,504)
Less: Unearned premium revenue	(3,791)	(9,639)	(1,640)	(7,219)	(54,395)	(193)	(76,877)
Plus: Loss expense reserves	1,809	5,330	902	2,362	73,024	—	83,427
Gross loss and loss expense reserves	$3,742	$44,219	$22,831	$343,040	$(679,212)	$43,426	$(221,954)
Reinsurance recoverable reported on Balance Sheet (4)	$216	$8,901	$3,758	$27,138	$(13,225)	$—	$26,788

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)
Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $26,238 related to future loss and loss expenses and $550 related to presented loss and loss expenses and subrogation.

| Ambac Financial Group, Inc. 18 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Surveillance Categories as of December 31, 2018
	I	IA	II	III	IV	V	Total
Number of policies	21	28	18	16	145	3	231
Remaining weighted-average contract period (in years) (1)	9	19	9	22	14	3	16
Gross insured contractual payments outstanding:
Principal	$916,530	$708,249	$622,820	$1,705,464	$5,407,202	$43,140	$9,403,405
Interest	487,702	631,708	293,293	6,979,130	2,177,539	13,401	10,582,773
Total	$1,404,232	$1,339,957	$916,113	$8,684,594	$7,584,741	$56,541	$19,986,178
Gross undiscounted claim liability	$4,019	$63,712	$36,000	$992,019	$2,295,968	$56,510	$3,448,228
Discount, gross claim liability	(481)	(13,008)	(3,069)	(433,709)	(637,548)	(4,143)	(1,091,958)
Gross claim liability before all subrogation and before reinsurance	3,538	50,704	32,931	558,310	1,658,420	52,367	2,356,270
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,809,937)	—	(1,809,937)
Discount, RMBS subrogation	—	—	—	—	39,391	—	39,391
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,770,546)	—	(1,770,546)
Less:
Gross other subrogation (3)	—	(10,816)	—	(136,541)	(624,654)	(12,880)	(784,891)
Discount, other subrogation	—	7,318	—	67,008	55,088	3,774	133,188
Discounted other subrogation, before reinsurance	—	(3,498)	—	(69,533)	(569,566)	(9,106)	(651,703)
Gross claim liability, net of all subrogation and discounts, before reinsurance	3,538	47,206	32,931	488,777	(681,692)	43,261	(65,979)
Less: Unearned premium revenue	(943)	(10,073)	(5,085)	(36,365)	(53,987)	(209)	(106,662)
Plus: Loss expense reserves	1,369	4,253	2,564	(5,926)	63,499	—	65,759
Gross loss and loss expense reserves	$3,964	$41,386	$30,410	$446,486	$(672,180)	$43,052	$(106,882)
Reinsurance recoverable reported on Balance Sheet (4)	$367	$7,285	$4,223	$26,096	$(14,838)	$—	$23,133

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

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
Also important to Puerto Rico's economic growth, government reform and creditor outcomes is the revised Fiscal Plan for the Commonwealth of Puerto Rico ("Revised Commonwealth Fiscal Plan"), certified by the Financial Oversight and Management Board for Puerto Rico ("Oversight Board") on October 23, 2018. The Revised Commonwealth Fiscal Plan outlines a series of reforms, projects the fiscal and economic impact of those reforms, and provides forecasts of resulting budgetary surpluses over a fiscal year series. However, as was the case with prior Commonwealth Fiscal

| Ambac Financial Group, Inc. 19 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Plans, the Revised Commonwealth Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to predict the long-term capacity and willingness of the Puerto Rico government and its instrumentalities to pay debt service on bonded debt and how their debt burden and financial flexibility might affect Ambac Assurance's claim potential, risk profile and long-term financial strength.
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
Ambac Assurance is participating in a mediation process with respect to potential debt restructurings. Mediation may not be productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could significantly or further impair our exposures causing losses that could have a material adverse impact on our results of operations and financial condition.
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
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the three months ended March 31, 2019, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $69,304, which was primarily impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at March 31, 2019, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $950,000. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of March 31, 2019 would decrease from $1,665,888 to $715,888. However, there can be no assurance that losses may not exceed such amount.

COFINA Debt Restructuring
On January 16-17, 2019, the hearings for the confirmation of the COFINA Plan of Adjustment ("POA") and the Commonwealth 9019 motion were held. On February 4, 2019, the COFINA POA was confirmed and the Commonwealth 9019 motion was approved by the U.S. District Court for the District of Puerto Rico. On February 12, 2019, the COFINA POA went effective. Pursuant to the POA, all existing COFINA senior and subordinate bonds were discharged and exchanged for cash and new COFINA current interest and capital appreciation bonds ("new COFINA bonds"). The cash and new COFINA bonds allocated to COFINA senior bondholders equaled approximately 93% (considering the new COFINA bonds at par) of such senior bondholders’ allowed claim, in the amount of the COFINA senior bond accreted value, as of, but not including, May 5, 2017 (the COFINA Title III Petition Date).
Pursuant to the POA, each holder of Ambac Assurance-insured senior COFINA bonds had the option to elect by January 11, 2019 to either (i) commute their rights in respect of the Ambac Assurance insurance policy associated with the existing senior COFINA bonds, which bonds would be discharged and Ambac Assurance policy obligations with respect thereto would be released, in exchange for new COFINA bonds, cash amounts to be paid by COFINA plus additional cash consideration provided by Ambac Assurance equal to 5.25% of the accreted value of the Ambac Assurance-insured senior COFINA bonds as of the COFINA Petition Date or (ii) agree to deposit their Ambac Assurance-insured senior COFINA bonds into a a trust in exchange for units issued by the trust (the "COFINA Class 2 Trust"), which trust would receive the new COFINA bonds and the cash amounts to be paid by COFINA that such bondholders would have otherwise received to the extent they had elected the recovery under clause (i) above (thereby entitling the COFINA Class 2 Trust to receive debt service payments from COFINA with respect to the new COFINA bonds deposited into the trust), plus any accelerated policy payments (made solely at Ambac Assurance's own discretion) or claim payments due under the existing Ambac Assurance insurance policy for the deficiency relating to the existing senior COFINA bonds at the relevant scheduled payment dates (2047 through 2054). Any claims payable under the existing Ambac Assurance policy for the Ambac Assurance-insured senior COFINA bonds held in the trust will be reduced by all amounts distributed or deemed distributed from the trust to the holders of the trust units from the new COFINA bonds and cash as well as accelerated policy payments made by Ambac Assurance at its own discretion. Ambac makes no representation and can give no assurances that the new COFINA bonds or COFINA Class 2 Trust units, both of which are not insured by Ambac Assurance, will trade at par or any other price. Under the COFINA POA, Ambac Assurance-insured bondholders who did not affirmatively elect the trust option in clause (ii) above were deemed to have elected the commutation option described in clause (i) above. Approximately 75% of Ambac Assurance-insured senior COFINA bondholders, by measure of insured par, elected the commutation option or did not affirmatively elect to exchange their bonds for units of the COFINA Class 2 Trust.
As a result of the POA commutation and subsequent redemptions of obligations of the COFINA Class 2 Trust, Ambac Assurance's net par outstanding was reduced to $184,997 as of March 31, 2019. Ambac Assurance's remaining policy obligation of $184,997 net par is an asset of the COFINA Class 2 Trust, which holds a ratable

| Ambac Financial Group, Inc. 20 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

distribution of new COFINA bonds, the interest and principal from which can be used to partially offset Ambac’s remaining insurance liability. As further discussed in Note 3. Variable Interest Entities, Ambac Assurance is required to consolidate the COFINA Class 2 Trust.
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
Ambac has recorded R&W subrogation recoveries of $1,766,022 ($1,739,836 net of reinsurance) and $1,770,546 ($1,744,243 net of reinsurance) at March 31, 2019 and December 31, 2018, respectively.
Below is the rollforward of R&W subrogation for the affected periods:

	Three Months Ended March 31,
	2019	2018
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,770,546	$1,834,387
Impact of sponsor actions (1)	—	—
All other changes (2)	(4,524)	(877)
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,766,022	$1,833,510

(1)	Sponsor actions include loan repurchases, direct payments to Ambac and other contributions from sponsors.

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
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three months ended March 31, 2019 and 2018, the insurance intangible amortization expense was $36,278 and $28,636, respectively. As of March 31, 2019 and December 31, 2018, the gross carrying value of the insurance intangible asset was $1,561,070 and $1,551,576, respectively. Accumulated amortization of the insurance intangible asset was $871,815 and $832,645, as of March 31, 2019 and December 31, 2018, respectively, resulting in a net insurance intangible asset of $689,255 and $718,931, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

Amortization expense (1)
2019 (nine months)	$47,410
2020	58,672
2021	53,229
2022	49,565
2023	46,241
Thereafter	434,138

(1)
Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing.

| Ambac Financial Group, Inc. 21 2019 First Quarter FORM 10-Q |

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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2019 and December 31, 2018, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 22 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
March 31, 2019:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$424,884	$424,884	$—	$424,884	$—
Corporate obligations	1,233,544	1,233,544	—	1,233,544	—
Foreign obligations	31,292	31,292	30,379	913	—
U.S. government obligations	100,429	100,429	100,429	—	—
Residential mortgage-backed securities	256,285	256,285	—	256,285	—
Collateralized debt obligations	132,977	132,977	—	132,977	—
Other asset-backed securities	440,400	440,400	—	368,545	71,855
Fixed income securities, pledged as collateral:
U.S. government obligations	83,901	83,901	83,901	—	—
Short term investments	908,235	908,235	864,065	44,170	—
Other investments (1)	428,556	404,775	102,257	—	17,730
Cash, cash equivalents and restricted cash	21,840	21,840	15,891	5,949	—
Derivative assets:
Interest rate swaps—asset position	73,218	73,218	—	19,107	54,111
Futures contracts	3,182	3,182	3,182	—	—
Other assets - equity in sponsored VIE	4,148	4,148	—	—	4,148
Other assets-Loans	10,124	12,187	—	—	12,187
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,858,404	2,858,404	—	—	2,858,404
Fixed income securities: Municipal obligations	270,591	270,591	—	270,591	—
Restricted cash	3,254	3,254	3,254	—	—
Loans	4,375,761	4,375,761	—	—	4,375,761
Derivative assets: Currency swaps-asset position	59,228	59,228	—	59,228	—
Total financial assets	$11,720,253	$11,698,535	$1,203,358	$2,816,193	$7,394,196
Financial liabilities:
Long term debt, including accrued interest	$3,320,562	$3,324,313	$—	$2,942,229	$382,084
Derivative liabilities:
Credit derivatives	1,077	1,077	—	—	1,077
Interest rate swaps—asset position	—	—	—		—
Interest rate swaps—liability position	85,457	85,457	—	85,457	—
Futures contracts	—	—	—	—
Liabilities for net financial guarantees written (2)	(839,056)	509,830	—	—	509,830
Variable interest entity liabilities:
Long-term debt (includes $5,401,992 carried at fair value)	5,737,263	5,785,582	—	5,561,135	224,447
Derivative liabilities: Interest rate swaps—liability position	1,781,903	1,781,903	—	1,781,903	—
Total financial liabilities	$10,087,206	$11,488,162	$—	$10,370,724	$1,117,438

| Ambac Financial Group, Inc. 23 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
December 31, 2018:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$879,919	$879,919	$—	$879,919	$—
Corporate obligations	1,278,122	1,278,122	—	1,278,122	—
Foreign obligations	30,834	30,834	29,922	912	—
U.S. government obligations	94,394	94,394	94,394	—	—
Residential mortgage-backed securities	258,607	258,607	—	258,607	—
Collateralized debt obligations	131,356	131,356	—	131,356	—
Other asset-backed securities	442,443	442,443	—	370,372	72,071
Short term investments	430,331	430,331	304,880	125,451	—
Other investments (1)	391,217	367,315	71,108	—	16,266
Cash and cash equivalents	82,494	82,494	52,661	29,833	—
Derivative assets:
Interest rate swaps—asset position	59,468	59,468	—	12,008	47,460
Other assets - equity in sponsored VIE	4,516	4,516	—	—	4,516
Other assets-Loans	9,913	11,620	—	—	11,620
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,737,286	2,737,286	—	—	2,737,286
Restricted cash	999	999	999	—	—
Loans	4,287,664	4,287,664	—	—	4,287,664
Derivative assets: Currency swaps—asset position	66,302	66,302	—	66,302	—
Total financial assets	$11,185,865	$11,163,670	$553,964	$3,152,882	$7,176,883
Financial liabilities:
Long term debt, including accrued interest	$3,304,737	$3,259,966	$—	$2,909,272	$350,694
Derivative liabilities:
Credit derivatives	1,459	1,459	—	—	1,459
Interest rate swaps—liability position	71,861	71,861	—	71,861	—
Futures contracts	3,379	3,379	3,379	—
Liabilities for net financial guarantees written (2)	(718,388)	558,824	—	—	558,824
Variable interest entity liabilities:
Long-term debt	5,268,596	5,268,596	—	5,051,504	217,092
Derivative liabilities: Interest rate swaps—liability position	1,712,062	1,712,062	—	1,712,062	—
Total financial liabilities	$9,643,706	$10,876,147	$3,379	$9,744,699	$1,128,069

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $284,788 and $279,941 as of March 31, 2019 and December 31, 2018, respectively, which are measured using NAV per share as a practical expedient.

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
Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, equity interests in pooled investment funds, derivative instruments, certain variable interest entity assets and liabilities and interests in Ambac sponsored special purpose entities. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by

| Ambac Financial Group, Inc. 24 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However, many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
We reflect Ambac’s own creditworthiness in the fair value of financial liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline (increase) in Ambac’s creditworthiness as perceived by market participants will generally result in a higher (lower) CVA, thereby lowering (increasing) the fair value of Ambac’s financial liabilities as reported.
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At March 31, 2019, approximately 8%, 90% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2018, approximately 8%, 90% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $71,855 and $72,071 at March 31, 2019 and December 31, 2018, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at March 31, 2019 and December 31, 2018 include the following weighted averages:

March 31, 2019:
a. Coupon rate:	5.97%
b. Average Life:	16.11 years
c. Yield:	12.00%

December 31, 2018:
a. Coupon rate:	5.97%
b. Maturity:	16.29 years
c. Yield:	12.00%
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

| Ambac Financial Group, Inc. 25 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The fair value of credit derivative liabilities was reduced by $93 and $138 at March 31, 2019 and December 31, 2018, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swap liabilities are collateralized and are not adjusted with an Ambac CVA at March 31, 2019 and December 31, 2018.
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
Ambac's remaining credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and expected life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only two remaining credit derivatives with internal credit ratings of AA or better at March 31, 2019. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, net cash flows for each policy includes future: (i) installment premium receipts, (ii) gross claim payments, and (iii) subrogation receipts. For ceded reinsurance contracts, net cash flows for each policy includes future: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each assumed or ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. A profit margin was developed based on discussions with the third-party institutions with valuation expertise and discussions with industry participants. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of Ambac guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
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
Long-term Debt:
Long-term debt includes Ambac Assurance senior surplus notes and junior surplus notes and the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions. The fair values of senior surplus notes, the Ambac Note and Tier 2 Notes are classified as Level 2. The fair value of junior surplus notes are classified as Level 3.
Other Financial Assets and Liabilities:
The fair values of Loans and Ambac’s equity interest in Ambac sponsored VIEs are estimated based upon internal valuation models and are classified as Level 3.
Variable Interest Entity Assets and Liabilities:
The financial assets and liabilities of VIEs consolidated under the Consolidation Topic of the ASC consist primarily of fixed income securities, loans, derivative and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance or Ambac UK. The fair values of VIE debt instruments

| Ambac Financial Group, Inc. 26 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based on internal discounted cash flow models. Comparable to the sensitivities of investments in fixed income securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for VIE debt. VIE debt instruments considered Level 3 include fixed rate notes secured by various asset types, primarily European ABS. Information about the valuation inputs for the various VIE debt categories classified as Level 3 is as follows:
European ABS transactions: The fair value of such obligations classified as Level 3 was $224,447 and $217,092 at March 31, 2019 and December 31, 2018, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at March 31, 2019 and December 31, 2018 include the following weighted averages:

March 31, 2019:
a. Coupon rate:	2.20%
b. Maturity:	18.68 years
c. Yield:	3.05%

December 31, 2018:
a. Coupon rate:	2.20%
b. Maturity:	18.93 years
c. Yield:	3.18%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative liability fair value balances at March 31, 2019 and December 31, 2018 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Internal valuations of VIE assets (fixed income securities or loans), therefore, are generally derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.0% and 3.1% at March 31, 2019 and December 31, 2018, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

| Ambac Financial Group, Inc. 27 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2019 and 2018. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other Assets(1)	Derivatives	Investments	Loans	Long-term Debt	Total
Three Months Ended March 31, 2019:
Balance, beginning of period	$72,071	$4,516	$46,001	$2,737,286	$4,287,664	$(217,092)	$6,930,446
Total gains/(losses) realized and unrealized:
Included in earnings	383	(368)	8,187	66,919	88,281	(3,053)	160,349
Included in other comprehensive income	(270)	—	—	54,199	85,061	(4,302)	134,688
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(329)	—	(1,154)	—	(85,245)	—	(86,728)
Balance, end of period	$71,855	$4,148	$53,034	$2,858,404	$4,375,761	$(224,447)	$7,138,755
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(368)	$8,096	$66,919	$88,281	$(3,053)	$159,875

Three Months Ended March 31, 2018:
Balance, beginning of period	$808,557	$5,979	$60,808	$2,914,145	$11,529,384	$(2,757,688)	$12,561,185
Total gains/(losses) realized and unrealized:
Included in earnings	35,184	(358)	(9,375)	(69,026)	(202,588)	159,985	(86,178)
Included in other comprehensive income	(52,508)	—	—	110,644	423,892	(103,877)	378,151
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(713,603)	—	(1,525)	—	(192,357)	5,064	(902,421)
Balance, end of period	$77,630	$5,621	$49,908	$2,955,763	$11,558,331	$(2,696,516)	$11,950,737
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(358)	$(9,481)	$(69,026)	$(202,588)	$159,985	$(121,468)

(1)	Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE.

| Ambac Financial Group, Inc. 28 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$72,071	$—	$72,071	$72,540	$736,017	$808,557
Total gains/(losses) realized and unrealized:
Included in earnings	383	—	383	457	34,727	35,184
Included in other comprehensive income	(270)	—	(270)	(370)	(52,138)	(52,508)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(329)	—	(329)	(306)	(713,297)	(713,603)
Balance, end of period	$71,855	$—	$71,855	$72,321	$5,309	$77,630
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level 3 - Derivatives by Class:
	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$47,460	$(1,459)	$46,001	$61,374	$(566)	$60,808
Total gains/(losses) realized and unrealized:
Included in earnings	7,714	473	8,187	(9,029)	(346)	(9,375)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,063)	(91)	(1,154)	(1,419)	(106)	(1,525)
Balance, end of period	$54,111	$(1,077)	$53,034	$50,926	$(1,018)	$49,908
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$7,714	$382	$8,096	$(9,029)	$(452)	$(9,481)

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
There were no transfers between Levels 1, 2 and 3 for the periods presented. All transfers between fair value hierarchy Levels 1, 2 and 3 are recognized at the beginning of each accounting period.

| Ambac Financial Group, Inc. 29 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Loss)
Three Months Ended March 31, 2019:
Total gains or losses included in earnings for the period	$383	$8,187	$152,147	$(368)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	8,096	152,147	(368)

Three Months Ended March 31, 2018:
Total gains or losses included in earnings for the period	$35,184	$(9,375)	$(111,629)	$(358)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	(9,481)	(111,629)	(358)

| Ambac Financial Group, Inc. 30 2019 First Quarter FORM 10-Q |

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
Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit Other-than temporary Impairments (1)
March 31, 2019:
Fixed income securities:
Municipal obligations	$406,315	$20,356	$1,787	$424,884	$—
Corporate obligations (2)	1,223,640	14,312	4,408	1,233,544	—
Foreign obligations	30,719	599	26	31,292	—
U.S. government obligations	99,808	1,185	564	100,429
Residential mortgage-backed securities	216,904	39,504	123	256,285	123
Collateralized debt obligations	133,736	28	787	132,977	—
Other asset-backed securities	369,410	71,623	633	440,400	—
	2,480,532	147,607	8,328	2,619,811	123
Short-term	908,209	43	17	908,235	—
	3,388,741	147,650	8,345	3,528,046	123
Fixed income securities pledged as collateral:
U.S. government obligations	83,901	—	—	83,901	—
Total fixed income securities pledged as collateral	83,901	—	—	83,901	—
Total available-for-sale investments	$3,472,642	$147,650	$8,345	$3,611,947	$123

December 31, 2018:
Fixed income securities:
Municipal obligations	$882,631	$14,364	$17,076	$879,919	$5
Corporate obligations (2)	1,288,882	6,444	17,204	1,278,122	—
Foreign obligations	30,496	399	61	30,834	—
U.S. government obligations	93,636	1,371	613	94,394	—
Residential mortgage-backed securities	221,825	37,575	793	258,607	27
Collateralized debt obligations	133,075	8	1,727	131,356	—
Other asset-backed securities	370,199	72,868	624	442,443	—
	3,020,744	133,029	38,098	3,115,675	32
Short-term	430,405	23	97	430,331	—
Total available-for-sale investments	$3,451,149	$133,052	$38,195	$3,546,006	$32

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of March 31, 2019 and December 31, 2018.

(2)	Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.

| Ambac Financial Group, Inc. 31 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2019, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,076,361	$1,076,545
Due after one year through five years	999,235	1,006,812
Due after five years through ten years	316,441	323,494
Due after ten years	360,555	375,434
	2,752,592	2,782,285
Residential mortgage-backed securities	216,904	256,285
Collateralized debt obligations	133,736	132,977
Other asset-backed securities	369,410	440,400
Total	$3,472,642	$3,611,947

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2019:
Fixed income securities:
Municipal obligations	$20,997	$951	$25,865	$836	$46,862	$1,787
Corporate obligations	39,639	550	256,406	3,858	296,045	4,408
Foreign obligations	401	4	3,980	22	4,381	26
U.S. government obligations	12,793	360	53,861	204	66,654	564
Residential mortgage-backed securities	4,375	122	243	1	4,618	123
Collateralized debt obligations	101,939	787	—	—	101,939	787
Other asset-backed securities	3,840	9	83,645	624	87,485	633
	183,984	2,783	424,000	5,545	607,984	8,328
Short-term	99,429	17	—	—	99,429	17
Total temporarily impaired securities	$283,413	$2,800	$424,000	$5,545	$707,413	$8,345

| Ambac Financial Group, Inc. 32 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2018:
Fixed income securities:
Municipal obligations	$537,904	$15,878	$28,533	$1,198	$566,437	$17,076
Corporate obligations	306,506	8,634	190,273	8,570	496,779	17,204
Foreign obligations	1,161	1	5,163	60	6,324	61
U.S. government obligations	5,643	135	58,495	478	64,138	613
Residential mortgage-backed securities	34,852	793	—	—	34,852	793
Collateralized debt obligations	123,848	1,727	—	—	123,848	1,727
Other asset-backed securities	13,813	33	77,479	591	91,292	624
	1,023,727	27,201	359,943	10,897	1,383,670	38,098
Short-term	115,374	97	—	—	115,374	97
Total temporarily impaired securities	$1,139,101	$27,298	$359,943	$10,897	$1,499,044	$38,195
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of March 31, 2019 and December 31, 2018 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled.
As of March 31, 2019, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at March 31, 2019, $121,037 of the total fair value and $2,086 of the unrealized loss related to below investment grade and non-rated securities. The remainder of gross unrealized losses as of March 31, 2019, are primarily on investment grade fixed-rate securities purchased during periods of lower interest rates. Management believes that the timely receipt of all principal and interest on these positions is probable.
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
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended March 31,
	2019	2018
Gross realized gains on securities	$24,219	$11,054
Gross realized losses on securities	(4,288)	(1,388)
Net foreign exchange (losses) gains	(2,698)	(4,804)
Net realized gains (losses)	$17,233	$4,862
Net other-than-temporary impairments (1)	$(29)	$(299)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

| Ambac Financial Group, Inc. 33 2019 First Quarter FORM 10-Q |

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
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of March 31, 2019 and 2018 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$12,454	$67,085
Additions for credit impairments recognized on:
Securities not previously impaired	—	226
Securities previously impaired	—	64
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(49)	(23,742)
Balance, end of period	$12,405	$43,633

Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Cash, cash equivalents and securities held directly in

Ambac’s investment portfolio with a fair value of $111,014 and $102,904 at March 31, 2019 and December 31, 2018, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $6,046 and $5,975 at March 31, 2019 and December 31, 2018, respectively, were deposited with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1,403 at March 31, 2019 were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $207,759 and $209,983 at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral and as sources of funding to repay the Secured Notes issued by Ambac LSNI. The securities may not be transferred or repledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of interest payments and partial redemptions of the Secured Notes held by Ambac Assurance. The amount of such proceeds held by Ambac Assurance was $0 and $19,405 at March 31, 2019 and December 31, 2018, respectively, and is included in Restricted cash on the Consolidated Balance Sheet.

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2019 and December 31, 2018, respectively:

	Municipal Obligations	Corporate Obligations (3)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
March 31, 2019:
Ambac Assurance Corporation (2)	$166,770	$583,550	$599,512	$1,349,832	CCC-
National Public Finance Guarantee Corporation	13,839	—	—	13,839	BBB-
Total	$180,609	$583,550	$599,512	$1,363,671	CCC-

December 31, 2018:
Ambac Assurance Corporation (2)	$833,241	$656,473	$599,185	$2,088,899	CC
National Public Finance Guarantee Corporation	15,600	—	—	15,600	BBB-
Total	$848,841	$656,473	$599,185	$2,104,499	CC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes corporate obligations and asset-backed securities with a fair value of $144,530 and $144,672 at March 31, 2019 and December 31, 2018, respectively, insured by Ambac UK.

(3)	Represents Ambac's holdings of secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by Ambac Assurance.

| Ambac Financial Group, Inc. 34 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Equity Interests:
Ambac's investment portfolio includes equity interests in various pooled investment funds, which are classified as trading. The fair value and additional information about such investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using NAV per share as a practical expedient. There are no unfunded commitments applicable to any of these investments for the periods disclosed.

	Fair Value
Class of Funds	March 31, 2019	December 31, 2018	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$16,150	$16,123	quarterly	10 business days
Interest rate products (2) (6)	207,704	177,357	daily, weekly or monthly	0 - 30 days
Illiquid investments (3)	85,323	84,297	quarterly	180 days
Insurance-linked investments (4)	28,746	29,318	quarterly	90-120 days
Equity market investments (5) (6)	49,122	43,954	daily	0 days
Total equity investments in pooled funds	$387,045	$351,049

(1)	Investments consist of UK property to generate income and capital growth.

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

(3)
This class seeks to obtain high long-term total return through investments with low liquidity and defined term, resulting in expected capital distributions to subscribers in the second half of 2019 and 2023.

(4)
This class aims to provide returns from the insurance and reinsurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments. Redemption periods are quarterly, subject to 90-day notice for January/July redemption dates and 120-day notice for April/October redemption dates.

(5)	Investments represent a diversified exposure to global equity market returns through holdings of various regional market index funds.

(6)
Interest rate products include $53,135 at March 31, 2019 and $27,154 at December 31, 2018 and equity market investments include $49,122 at March 31, 2019 and $43,954 at December 31, 2018 that have readily determinable fair values priced through pricing vendors.

Ambac also holds an equity interest in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which is accounted for under the equity method.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended March 31,
	2019	2018
Fixed income securities	$43,666	$109,351
Short-term investments	4,113	2,840
Loans	184	187
Investment expense	(1,411)	(1,827)
Securities available-for-sale and short-term	46,552	110,551
Other investments	8,290	(311)
Total net investment income	$54,842	$110,240

Net investment income from Other investments primarily represents changes in fair value on securities classified as trading or under the fair value option plus income from the above noted equity interests in an unconsolidated trust. The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

	Three Months Ended March 31,
	2019	2018
Net gains (losses) recognized during the period on trading securities	$6,947	$(1,579)
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	631	1,933
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$6,316	$(3,512)

| Ambac Financial Group, Inc. 35 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
March 31, 2019:
Derivative Assets:
Interest rate swaps	$73,607	$389	$73,218	$—	$73,218
Futures contracts	3,182	—	3,182	—	3,182
Total non-VIE derivative assets	$76,789	$389	$76,400	$—	$76,400
Derivative Liabilities:
Credit derivatives	$1,077	$—	$1,077	$—	$1,077
Interest rate swaps	85,846	389	85,457	73,510	11,947
Total non-VIE derivative liabilities	$86,923	$389	$86,534	$73,510	$13,024
Variable Interest Entities Derivative Assets:
Currency swaps	$59,228	$—	$59,228	$—	$59,228
Total VIE derivative assets	$59,228	$—	$59,228	$—	$59,228
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,781,903	$—	$1,781,903	$—	$1,781,903
Total VIE derivative liabilities	$1,781,903	$—	$1,781,903	$—	$1,781,903

December 31, 2018:
Derivative Assets:
Interest rate swaps	$59,768	$300	$59,468	$—	$59,468
Total non-VIE derivative assets	$59,768	$300	$59,468	$—	$59,468
Derivative Liabilities:
Credit derivatives	$1,459	$—	$1,459	$—	$1,459
Interest rate swaps	72,161	300	71,861	67,126	4,735
Futures contracts	3,379	—	3,379	3,379	—
Total non-VIE derivative liabilities	$76,999	$300	$76,699	$70,505	$6,194
Variable Interest Entities Derivative Assets:
Currency swaps	$66,302	$—	$66,302	$—	$66,302
Total VIE derivative assets	$66,302	$—	$66,302	$—	$66,302
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,712,062	$—	$1,712,062	$—	$1,712,062
Total VIE derivative liabilities	$1,712,062	$—	$1,712,062	$—	$1,712,062

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $27,113 and $102,904 as of March 31, 2019 and December 31, 2018, respectively. There were no amounts held representing an obligation to return cash collateral as of March 31, 2019 and December 31, 2018.

| Ambac Financial Group, Inc. 36 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended March 31,
		2019	2018
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$473	$(346)
Interest rate swaps	Net gains (losses) on derivative contracts	(2,732)	4,543
Futures contracts	Net gains (losses) on derivative contracts	(13,900)	20,994
Total Non-VIE derivatives		$(16,159)	$25,191
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$(7,074)	$(8,617)
Interest rate swaps	Income (loss) on variable interest entities	(69,841)	49,809
Total Variable Interest Entities		(76,915)	41,192
Total derivative contracts		$(92,601)	$66,037

Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at March 31, 2019, include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The gross principal notional outstanding for CDS contracts was $282,587 and $295,342 as of March 31, 2019 and December 31, 2018, respectively, all of which had internal Ambac ratings of AA in both periods.
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps and US Treasury futures contracts to provide an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of March 31, 2019 and December 31, 2018 the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	March 31, 2019	December 31, 2018
Interest rate swaps—receive-fixed/pay-variable	$341,909	$493,368
Interest rate swaps—pay-fixed/receive-variable	1,269,180	1,121,532
US Treasury futures contracts—short	1,575,000	1,760,000

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2019 and December 31, 2018 are as follows:

	Notional
Type of VIE Derivative	March 31, 2019	December 31, 2018
Interest rate swaps—receive-fixed/pay-variable	$1,427,299	$1,399,532
Interest rate swaps—pay-fixed/receive-variable	1,189,113	1,176,748
Currency swaps	344,714	344,992
Credit derivatives	10,457	10,254

Contingent Features in Derivatives Related to Ambac Credit Risk
Ambac’s over-the-counter interest rate swaps are centrally cleared when eligible. Certain interest rate swaps remain with professional swap-dealer counterparties and direct customer counterparties. These non-cleared swaps are generally executed under standardized derivative documents including collateral support and master netting agreements. Under these agreements, Ambac is required to post collateral in the event net unrealized losses exceed predetermined threshold levels. Additionally, given that Ambac

| Ambac Financial Group, Inc. 37 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Assurance is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.
As of March 31, 2019 and December 31, 2018, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $74,725 and $67,071, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $101,631 and $92,657, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on March 31, 2019, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
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

As of March 31, 2019 Ambac estimates it had U.S. federal ordinary net loss carryforwards totaling approximately $3,503,900, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032, with the exception of the tax loss generated during the three months ended March 31, 2019 of $80,197, which if Ambac remains in a loss position at year end 2019, will expire in 2040.
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

Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended March 31,
	2019	2018
U.S.	$(63,404)	$297,741
Foreign	22,194	10,568
Total	$(41,210)	$308,309

Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended March 31,
	2019	2018
Current taxes
U. S. federal	$—	$—
U.S. state and local	(3,526)	1,037
Foreign	6,466	(39)
Current taxes	2,940	998
Deferred taxes
Foreign	(949)	1,607
Deferred taxes	(949)	1,607
Provision for income taxes	$1,991	$2,605

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

As a result of positive taxable income at Ambac Assurance in 2017 and 2018, Ambac has accrued approximately $44,381 in tax tolling payments. In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make the 2017 payment of approximately $27,868 by June 1, 2018.  Ambac has also agreed to continue to defer the tolling payment for the 2017 use

| Ambac Financial Group, Inc. 38 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

of Allocated NOLs by Ambac Assurance until such time as OCI consents to the payment.
Ambac has accrued $13,885 of tolling payments based on Allocated NOLs used by Ambac Assurance in 2018, which are required to be paid by May 31, 2019. Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
For the three months ended March 31, 2019, Ambac Assurance generated a taxable loss of $89,326, therefore no additional Tolling Payments have been accrued.
Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
As of March 31, 2019, the remaining balance of the $3,650,000 NOL allocated to Ambac Assurance was $2,252,447. As of March 31, 2019 Ambac's NOL was $1,251,453.
11. LEASES
Ambac adopted the New Lease Standard as further described in Note 2, Basis of Presentation and Significant Accounting Policies. A contract contains a lease if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Ambac's evaluation of whether certain contracts contain leases may require judgment regarding what party controls the asset and whether the asset is physically distinct.
The New Lease Standard provides practical expedients that affect a reporting entity’s ongoing accounting. For contracts where Ambac is the lessee, we have elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify for that exemption, we will not recognize ROU assets or lease liabilities. For all contracts where Ambac is the lessee and lessor we have also elected the practical expedient to not separate lease and non-lease components.
Lessee information:
Ambac is the lessee in operating leases of corporate offices, data centers and equipment. Our leases, in effect at March 31, 2019, have remaining lease terms ranging from 1 to 11 years. One data center lease has an automatic renewal of one-year unless either party elects to terminate by providing 120 days notice prior to the renewal. This renewal feature is not recognized in the lease liability or right-of-use asset as it is not reasonably certain we will elect to renew. No other leases contain extension or termination provisions.
Lease costs are included in operating expenses on the consolidated statement of comprehensive income. The components of lease costs, net of sub-lessor income, is as follows:

Three Months Ended	March 31, 2019
Operating lease cost	$1,526
Variable Lease Cost	179
Sublease income	(65)
Total lease cost	$1,640

Ambac is required to make variable lease payments under certain leases which primarily related to variable costs of the lessor. Such costs include taxes, insurance, maintenance and electricity.
Supplemental information related to leases is as follows:

Three Months Ended	March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,543
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	14,360

Supplemental balance sheet information related to leases is as follows:

March 31, 2019
Operating leases:
Operating lease right of use assets	$13,100
Operating lease liabilities	13,545
Weighted average remaining lease term:
Operating leases	8.7 years
Weighted average discount rate:
Operating leases	8.0%

Operating lease right of use assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, on the consolidated balance sheet. The discount rate used to initially measure the right of use assets and lease liabilities was based on Ambac's estimated secured borrowing rate. The Ambac Note, more fully described in Note 1. Background and Business Description in the Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, was a significant data point in estimating this rate.
Future undiscounted lease payments to be made are as follows:

As of March 31,	Operating Leases
2019 (nine months)	$3,580
2020	1,781
2021	1,436
2022	1,436
2023	1,436
Thereafter	9,294
Total lease payments	18,963
Less: imputed interest	(5,418)
Total	$13,545

Excluded from the above is an operating lease, relating to office space, that has not commenced as of March 31, 2019 with total lease payments of $24,379 and imputed interest of $9,440. This lease commenced in April 2019 with a lease term of 10.8 years.

| Ambac Financial Group, Inc. 39 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Lessor information:
Ambac is the lessor in one operating sublease of corporate office space which has a remaining term of 10.8 years. There are no extension or termination provisions.
Future undiscounted lease payments to be received are as follows:

As of March 31,	Operating Leases
2019 (nine months)	$172
2020	1,038
2021	1,051
2022	1,076
2023	1,126
Thereafter	7,571
Total lease receipts	$12,034

12. COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 2018, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
Litigation Against Ambac
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017).  On February 15, 2019, Ambac Assurance and the other defendants filed a motion to dismiss the second amended complaint (filed on December 17, 2018, following the court’s dismissal of the first amended complaint without prejudice on July 17, 2018). On April 16, 2019, Plaintiffs filed a brief in opposition to the defendants’ motion to dismiss the second amended complaint. The reply briefs of Ambac Assurance and the other defendants are due May 16, 2019, and a hearing on the motion to dismiss the second amended complaint is scheduled for July 18, 2019.
From time to time, Ambac is subject to allegations concerning its corporate governance that may lead to litigation, including derivative litigation, and while the monetary impacts may not be material, the matters may distract management and the Board of Directors from their principal focus on Ambac's business, strategy and objectives.
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
Puerto Rico:
Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374, filed July 20, 2016). Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and the Puerto Rico Fiscal Agency and Financial Advisory Authority ("AAFAF") moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated.
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York. No. 1:17-cv-03804, filed May 2, 2017). Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these

| Ambac Financial Group, Inc. 40 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

appeals as equitably moot because the COFINA Plan has been consummated.
Bank of New York Mellon v. COFINA, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00133, filed May 16, 2017). Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated.
Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257, filed September 8, 2017) (the Commonwealth-COFINA Dispute). On February 21, 2019, on the joint motion of the agents for the Commonwealth and COFINA, the Oversight Board, AAFAF, and all participating interested parties, the District Court dismissed this case with prejudice. Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated.
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the Official Committee of Unsecured Creditors for the Commonwealth (the “Committee”), as Plaintiffs, together filed a complaint against the Puerto Rico Public Buildings Authority (“PBA”) seeking declaratory judgment that the leases between PBA and its lessees-many of whom are agencies and instrumentalities of the Commonwealth-are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On March 12, 2019, Ambac Assurance and other interested parties were permitted to intervene in order to argue that the PBA leases are valid leases, and are entitled to administrative expense treatment under the Bankruptcy Code. Certain intervenor-defendants filed counterclaims for declarations to this effect, and a motion for judgment on the pleadings. Motion practice in connection with both is ongoing.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by Ambac Assurance. The court subsequently ordered certain consolidated procedures permitting parties in interest an opportunity to participate in litigation of the objection. On April 11, 2019, Ambac Assurance filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed.
RMBS Litigation:
In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits:

•
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 653979/2014, filed on December 30, 2014). Discovery has been completed. The court has not yet set a schedule for summary judgment or for trial.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). In August and October 2018, Defendants filed pre-trial motions seeking to (1) strike Ambac Assurance’s jury demand for its fraudulent-inducement claim; (2) strike Ambac Assurance’s jury demand for its successor-liability claim; (3) bifurcate the trials for Ambac Assurance’s primary- and successor-liability claims; (4) limit the loans for which Ambac Assurance may seek to recover damages; (5) preclude Ambac Assurance from using sampling to prove liability or damages for breach of contract; and (6) dismiss Ambac Assurance’s fraudulent-inducement claim as duplicative of its contract claim. On December 30, 2018, the court denied all six of these pre-trial motions in their entirety and Defendants appealed. On January 24, 2019, the court ordered that trial be put off until the First Department resolves Defendants’ appeals, provided that Defendants perfected the appeals for the May 2019 Term at the First Department. Defendants perfected their appeals for the May Term by filing their opening appeal briefs in the First Department on February 19, 2019; Ambac Assurance filed its opposition brief on March 20, 2019; and Defendants filed their reply briefs on March 29, 2019. Oral argument on Defendants’ appeals of these six pre-trial motions was held in the First Department on May 2, 2019.

•
Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “SDNY Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). On February 11, 2019, Ambac Assurance filed a petition for certiorari with the United States Supreme Court for review of the denial of Ambac Assurance’s motion to dismiss the Minnesota Action. On March 21, 2019, the United States Supreme Court directed U.S. Bank to respond to this petition for certiorari; the deadline for U.S. Bank to do so is May 22, 2019.

| Ambac Financial Group, Inc. 41 2019 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

•
In re application of Deutsche Bank National Trust Company as Trustee of the Harborview Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018.  In opposing DBNT’s request for an order instructing it to accept the proposed settlement concerning Harborview 2006-9, Ambac Assurance sought a period of discovery before resolution on the merits. Ambac Assurance has issued document requests to DBNT and subpoenas for documents to Countrywide Home Loans and Bank of America N.A. At an initial conference on April 15, 2019, the court encouraged the parties to meet and confer regarding a case schedule pursuant to which discovery would be completed within four months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. (“Ambac” or “the Company”) for the periods indicated. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K for the year ended December 31, 2018, the CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q.
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
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2018 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of Ambac’s common stock and volatility in the price of Ambac’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation ("Ambac Assurance") or from transactions or opportunities apart from Ambac Assurance; (3) changes in Ambac Assurance’s estimated representation and warranty recoveries or loss reserves over time; (4) failure to recover claims paid on Puerto Rico exposures or incurrence of losses in amounts higher than expected; (5) adverse effects on Ambac’s share price resulting from future offerings of debt or equity securities that rank senior to Ambac’s common stock; (6) potential of rehabilitation proceedings against Ambac Assurance; (7) dilution of current shareholder value or adverse effects on Ambac’s share price resulting from the issuance of additional shares of common stock; (8) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (9) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers, including an increased risk of loss on revenue bonds of distressed public finance issuers due to a recent judicial decision adverse to revenue bond holders; (10) the Company's inability to realize the expected recoveries included in its financial statements; (11) insufficiency or unavailability of collateral to pay secured obligations; (12) credit risk throughout the Company’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including obligations of the Commonwealth of Puerto Rico and its instrumentalities and agencies as well as obligations relating to privatized military housing projects) and exposures to reinsurers; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) the risk that the Company’s risk management policies and practices do not anticipate certain risks

| Ambac Financial Group, Inc. 42 2019 First Quarter FORM 10-Q |

and/or the magnitude of potential for loss; (15) risks associated with adverse selection as the Company’s insured portfolio runs off; (16) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured portfolio; (17) disagreements or disputes with Ambac Assurance's primary insurance regulator; (18) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (19) the Company’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (20) the Company may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (21) the Company may not be able to generate the significant amount of cash needed to service its debt and financial obligations, and may not be able to refinance its indebtedness; (22) restrictive covenants in agreements and instruments may impair the Company’s ability to pursue or achieve its business strategies; (23) loss of control rights in transactions for which we provide insurance due to a finding that Ambac Assurance has defaulted; (24) the Company’s results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of the Company’s insurance intangible asset; (25) adverse tax consequences or other costs resulting from the characterization of the Company’s surplus notes or other obligations as equity; (26) risks attendant to the change in composition of securities in the Company’s investment portfolio; (27) changes in tax law; (28) changes in prevailing interest rates; (29) changes on inter-bank lending rate reporting practices or the method pursuant to which LIBOR rates are determined; (30) factors that may influence the amount of installment premiums paid to the Company; (31) default by one or more of Ambac Assurance's portfolio investments, insured issuers or counterparties; (32) market risks impacting assets in the Company’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (33) risks relating to determinations of amounts of impairments taken on investments; (34) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on the Company’s business, operations, financial position, profitability or cash flows; (35) actions of stakeholders whose interests are not aligned with broader interests of the Company's stockholders; (36) the Company’s inability to realize value from Ambac UK or other subsidiaries of Ambac Assurance; (37) system security risks; (38) market spreads and pricing on interest rate derivatives insured or issued by the Company; (39) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (40) changes in accounting principles or practices that may impact the Company’s reported financial results; (41) legislative and regulatory developments, including intervention by regulatory authorities; (42) the economic impact of “Brexit”; (43) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (44) the Company’s financial position that may prompt departures of key employees and may impact the Company’s ability to attract qualified executives and employees; (45) fluctuations in foreign currency exchange rates could adversely impact the insured portfolio in the event of loss reserves or claim payments denominated in a currency other than US dollars and the value of non-US dollar denominated securities in our investment portfolio; and (46) other risks and uncertainties that have not been identified at this time.
EXECUTIVE SUMMARY
Company Overview:
See Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q and Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the Company and our key strategic priorities to achieve our primary goal to maximize stockholder value.
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
At March 31, 2019, Ambac owned $568 million of distressed Ambac-insured bonds, including $139 million Puerto Rico bonds insured by Ambac Assurance and $145 million Ballantyne Re Plc bonds insured by Ambac UK. Subject to applicable internal and regulatory guidelines and other constraints, Ambac will continue to opportunistically purchase Ambac-insured securities.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group focuses on the analysis, implementation and execution of commutations, risk reduction or defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure and execute such strategies. During 2019, Ambac's successes included:
| Ambac Financial Group, Inc. 43 2019 First Quarter FORM 10-Q |

•
On February 12, 2019, the COFINA Plan of Adjustment ("POA") became effective. The POA, including certain related commutation transactions, and subsequent distributions resulted in a reduction of Ambac Assurance's insured exposure to COFINA by approximately 77% or $620 million to $185 million and a reduction in overall Puerto Rico exposure from $1.9 billion to $1.3 billion at March 31, 2019. Refer to Part II, Item 7. Financial Guarantees in Force in Ambac's 2018 Annual Report on Form 10-K for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico as well as the COFINA POA;

•	Worked with an issuer to commute, via a refunding, an adversely classified public finance transaction with net par outstanding of $350 million at December 31, 2018;

•	Worked with an issuer to refinance two watch list asset backed lease securitizations with net par outstanding of $95 million at December 31, 2018;

•	Worked closely with servicers and owners of Master Servicing Rights to exercise clean-up calls on two watch list RMBS transactions with net par outstanding at December 31, 2018 of $48 million; and

•
Benefited from the final paydown and refunding, respectively, of two watch list exposures that were subject to risk remediation efforts, including an aircraft asset backed securitization transaction and a public finance transportation transaction with total net par outstanding at December 31, 2018 of $102 million.

The following table provides a comparison of total, adversely classified credits ("ACC") and watch list credits net par outstanding in the insured portfolio at March 31, 2019 and December 31, 2018. Net par exposures within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions)	March 31, 2019	December 31, 2018	Variance
Total	$44.5	$46.9	$(2.5)	(5)%
ACC	9.5	10.9	(1.3)	(12)%
Watch list	9.2	9.0	0.2	2%
The overall reduction in total net par outstanding resulted from scheduled maturities, amortizations, commutations, refundings and calls, including reductions as a result of the activities of Ambac and its subsidiaries as noted above.
The decrease in adversely classified credit exposures is primarily due to (i) results of active risk reductions; (ii) paydowns or calls by issuers, mostly related to residential mortgage-backed securities and (iii) the improved credit profile of certain residential mortgage-backed securities and their upgrade from the adversely classified credit listing. The increase in watch list credit exposures is primarily due to the addition of various lease and tax-backed and mortgage-backed exposures partially offset by active risk reductions and paydowns or calls by issuers.
Although our insured portfolio has generally performed satisfactorily in 2019, we continue to experience stress in certain insured exposures, particularly within our exposure to Puerto Rico consisting of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
Ambac:
As of March 31, 2019 cash, investments and receivables of Ambac were $469 million.

($ in millions)
Cash and short-term investments	$291
Other investments (1)	113
Receivables (2)	65
Total	$469

(1)	Includes surplus notes (fair value of $60 million) issued by Ambac Assurance that are eliminated in consolidation.

(2)
Includes accruals for tolling payments from Ambac Assurance in accordance with the Amended Tax Sharing Agreement ($44 million), expense sharing receivables from AAC ($4 million), which was received in April 2019, investment income due and accrued and other receivables and a receivable of $16 million in connection with the sale of Ambac's ownership of AMPS issued by Ambac Assurance that settled in April 2019.

As a result of a taxable loss at Ambac Assurance in the first quarter of 2019, Ambac has not accrued any additional tax tolling payments. There are no assurances that Ambac Assurance will be able to generate taxable income for 2019 and therefore make future tolling payments to Ambac. Ambac's tax positions are subject to review by the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”), which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the three months ended March 31, 2019 included the following:

($ in millions)
Net income (1)	$2
Gain (loss) on foreign currency translation	15
Unrealized (losses) on non-functional currency available-for-sale securities	(5)
Impact on total comprehensive income (loss)	$12

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

Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A in the Company’s Annual Report

| Ambac Financial Group, Inc. 44 2019 First Quarter FORM 10-Q |

on Form 10-K for the year ended December 31, 2018 for further information on the impact of future currency rate changes on Ambac's financial instruments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of material estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2018.
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at March 31, 2019 and December 31, 2018. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policy that insures the notes issued by Ambac LSNI as defined in Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018:

($ in millions)	March 31, 2019	December 31, 2018
Public Finance (1) (2)	$21,552	$23,442
Structured Finance	9,477	9,947
International Finance	13,444	13,538
Total net par outstanding	$44,473	$46,927

(1)	Includes $5,742 and $5,759 of Military Housing net par outstanding at March 31, 2019 and December 31, 2018, respectively.

(2)
Includes $1,260 and $1,880 of Puerto Rico net par outstanding at March 31, 2019 and December 31, 2018, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

Total net par outstanding decreased $2,454 million from December 31, 2018.

•
Reductions in public finance net par outstanding included $839 million from calls of insured exposures, $620 million relating to COFINA, $350 million relating to the commutation via refunding of an adversely classified public finance transportation transaction, $25 million relating to a remediation related refunding of a watch list public finance transaction and $411 million from scheduled paydown activity.

•
Reductions in structured finance net par primarily were due to RMBS commutations and paydowns of $260 million and remediation related paydowns or refundings of two watch list asset backed securitizations totaling $95 million.

•
Decreases in international finance were primarily due to policy runoff including paydowns, including a risk remediation related reduction to an aircraft asset-backed securitization totaling $77 million, partially offset by an increase in foreign exchange rates of $175 million, primarily related to changes in the British Pound.

Although insured net par outstanding has decreased during 2019, the size of the portfolio is significantly greater than the equity of Ambac. Accordingly, financial stress in the insured portfolio could have a material adverse effect on Ambac's financial condition and results of operations.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of March 31, 2019:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$31,497	$31,497
British Pounds		£8,308	10,805
Euros		€1,591	1,784
Australian Dollars	A$	545	387
Total			$44,473
Ambac discloses its exposures by currency to help interested parties understand its insured book of business. These insured exposures do not represent the cash outflows that may result from such insurance policies.
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1.3 billion as of March 31, 2019. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees. Refer to Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
Financial Developments
COFINA Debt Restructuring
On January 16-17, 2019, the hearings for the confirmation of the COFINA Plan of Adjustment ("POA") and the Commonwealth 9019 motion were held. On February 4, 2019, the COFINA POA was confirmed and the Commonwealth 9019 motion was approved by the U.S. District Court for the District of Puerto Rico. On February 12, 2019, the COFINA POA went effective. As a result of the POA and related transactions, Ambac Assurance's insured COFINA bond exposure decreased by $603 million net par to approximately $202 million net par (a reduction of $5.5 billion of

| Ambac Financial Group, Inc. 45 2019 First Quarter FORM 10-Q |

net principal and interest to $1.8 billion of net principal and interest). Subsequent redemptions of obligations of the COFINA Class 2 Trust (as further described in the Financial Guarantees in Force section included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 2018) brought COFINA net par outstanding down to $185 million as of March 31, 2019. Ambac Assurance's remaining policy obligation of $185 million net par is an asset of the COFINA Class 2 Trust, which also holds a ratable distribution of cash and new COFINA bonds, the interest and principal from which can be used to partially offset Ambac’s remaining insurance liability.
At this time, it is unclear what impact the COFINA restructuring will have on the prospective recoveries of Ambac Assurance's other insured Puerto Rico instrumentalities.
Fiscal Plan
On March 28, 2019, the Puerto Rico Fiscal Agency and Financial Advisory Authority (AAFAF) published a revised draft of the Commonwealth Fiscal Plan dated March 27, 2019. The draft is a revised version of the March 10, 2019 Commonwealth Fiscal Plan draft that was subject to a March 15, 2019 notice of violation from the Oversight Board stating that the March 10, 2019 draft required significant revisions. The March 27, 2019 draft Commonwealth Fiscal Plan projects a pre-debt service cash flow surplus of $11.7 billion over the six-year period from fiscal 2019 through fiscal 2024 and an annual pre-debt service deficit starting in fiscal 2035.
As was the case with prior fiscal plans for the Commonwealth of Puerto Rico, the revised draft of the Commonwealth Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to assess the possible impact that Fiscal Plan changes may have on creditor outcomes or Ambac's financial condition, including liquidity, loss reserves and capital resources.
It is unclear what the final certified Commonwealth Fiscal Plan will project, if there will be subsequent Fiscal Plan revisions and re-certifications by the Oversight Board, and what the related implications may be for Ambac's insured exposures. The Oversight Board has stated it expects to certify the Commonwealth Fiscal Plan on May 9, 2019. Natalie Jaresko, the Oversight Board’s executive director, stated publicly on March 18, 2019, that the Oversight Board intends to seek confirmation of a Commonwealth Plan of Adjustment by the end of 2019.
The Oversight Board expects to certify a new Fiscal Plan for the Puerto Rico Highways and Transportation Authority ("PRHTA") on May 28, 2019. It is unknown if and when a PRHTA Plan of Adjustment will be filed by the Oversight Board or confirmed by the court overseeing the Title III proceedings. It is also unknown if and when other Puerto Rico instrumentalities, which have debt outstanding insured by Ambac Assurance, will be filed under Title III and what effect their Fiscal Plans may have on Ambac's financial position. No assurances can be given that Ambac's financial profile will not suffer a materially negative impact as an ultimate result of the Commonwealth Fiscal Plan or any future changes or revisions to the Commonwealth Fiscal Plan or Fiscal Plans for PRHTA or other Puerto Rico instrumentalities.

Commonwealth Liquidity
On February, 15, 2019, the Oversight Board filed a complaint in the United States District Court for the District of Puerto Rico to compel the Puerto Rico Senate to provide its bank account balances. On April 4, 2019, the Oversight Board and Puerto Rico Senate President Senator Thomas Rivera-Schatz filed a joint stipulation to dismiss without prejudice the Oversight Board’s suit to compel the Puerto Rico Senate to provide bank account balances and other financial information. According to the stipulation, the Puerto Rico Senate has provided the requested information to the Oversight Board, instructed the applicable financial institutions to provide updates to that information on no less than a monthly basis and agreed to continue providing information regarding restrictions on funds in its bank accounts.
As of the February 28, 2019, bank account report published by AAFAF the balances of bank accounts for various Puerto Rico government entities and instrumentalities totaled $11.8 billion. According to the report, various account balances are considered restricted for different government entities or due to Title III proceedings. However, it is unclear if these restricted designations are inaccurate or outdated since any legal analysis that may have been conducted to determine the restricted or unrestricted nature of funds in non-Treasury Single Account bank accounts has not been made publicly available. Consequently, the purported lack of access to restricted funds could limit the financial flexibility of the Commonwealth and its instrumentalities to provide essential and non-essential services. More generally, the lack of clear, consistent and complete information regarding account balances could further strain debt resolution timelines and potential severities for creditors, including Ambac.
On March 15, 2019, the Oversight Board announced the release of the Duff & Phelps, LLC report on the bank and investment account balances held by 164 Commonwealth entities and instrumentalities but signaled that the comprehensive forensic investigation into the liquidity of the Puerto Rico government would continue. The Oversight Board said the report is one element of the probe into the sources and uses of public funds, and legal restrictions on these funds to protect the ability of the Government to provide public services to the people of Puerto Rico. The report uses labels for summarized bank account information, including "Reconciled" which refers to bank account information which has been reconciled to information received from a financial institution. After reconciling the financial information provided by the Commonwealth and the financial institutions holding the funds, the report found a total 1,159 accounts with a total value of about $10.2 billion belonging to the Commonwealth entities and instrumentalities, as of June 30, 2018. The report said the cash balances were self-reported by the Commonwealth entities as restricted and unrestricted, but this classification continues under analysis. The report states that it does not purport to determine if any of the funds are restricted or contended to be restricted in litigation. The unreconciled cash position totals $11.6 billion, while the reconciled figure totals $10.2 billion, according to the report. The unreconciled unrestricted cash position is $4.8 billion, according to the report, while the reconciled unrestricted cash position is $4.6 billion.
As of April 12, 2019, the Treasury Single Account cash position, as reported by the Puerto Rico Treasury Department, was $5.9

| Ambac Financial Group, Inc. 46 2019 First Quarter FORM 10-Q |

billion and still exceeds the $1.1 billion threshold to access Community Disaster Loan financing.
Political Developments
Increased political uncertainty and unconstructive rhetoric at the federal and local level may have a potential impact on federal support the Commonwealth needs going forward. Gubernatorial mid-term turnover of Puerto Rico agency heads and Governor Rossello’s cabinet Secretaries, now at 40 and counting, is unprecedented. Appointing new or inexperienced government leaders could result in poor public policy or financial management and performance, which may in turn impact creditor outcomes or Ambac's financial condition, including liquidity, loss reserves and capital resources.
In addition, aggressive or accusatory statements made by both Governor Rossello and President Trump have contributed to a U.S. Congressional impasse over a broad disaster-aid package that has been held up by a partisan feud over including hurricane-recovery funding for Puerto Rico. Republicans and Democrats have failed to reach a resolution on the multi-billion dollar legislation, which would provide money for recovery in areas across the U.S. hit by hurricanes, wildfires, floods, and other natural disasters. Republicans and President Trump have repeatedly rebuffed Democratic efforts to include additional funding for Puerto Rico. At issue is whether the Puerto Rico government has properly spent the federal funding it has received in the past. The Trump administration has repeatedly said Puerto Rico does not need additional funds. It is unclear how this issue will be resolved, if and how it may impact or delay distribution of federal aid already authorized and appropriated, and how the current political discord may impact future federal legislation regarding federal funding of Commonwealth needs.
Ambac Post-COFINA Title III Litigation Update
Ambac Assurance is or was a party to eleven litigations related to its Puerto Rico exposures, and recently filed a notice of participation in a twelfth. Four of these litigations are COFINA-related cases that have been, or will soon be, dismissed by operation of the COFINA Plan of Adjustment (“POA”) that was confirmed on February 4, 2019, and became effective on February 12, 2019. Several parties are presently appealing the confirmation of the POA. A fifth is another COFINA-related case that had been stayed pending resolution of an interpleader action related to COFINA funds, but which will be permitted to proceed by operation of the POA now that the interpleader action has been resolved. The three remaining active litigations are an appeal relating to the Puerto Rico Highways and Transportation Authority pending before the United States Court of Appeals for the First Circuit; an adversary proceeding relating to the Puerto Rico Public Buildings Authority pending before the United States District Court for the District of Puerto Rico; and an omnibus claim objection to claims premised on certain Commonwealth general obligation bonds, also pending before the United States District Court for the District of Puerto Rico. The remainder of these litigations are stayed under Title III of PROMESA. Ambac is unable to predict when and how the issues raised in these cases (other than those already dismissed by operation of the POA) will be resolved. If Ambac Assurance is unsuccessful in any of these proceedings, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a material negative impact.

Refer to Note 16. Commitments and Contingencies to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K and Note 12. Commitments and Contingencies to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information about Ambac's litigation relating to Puerto Rico.
Other Legal Developments
On December 21, 2018, the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”) and the Official Committee of Unsecured Creditors of All Title III Debtors (Other than COFINA) (the “Committee”) filed an adversary proceeding in the Commonwealth’s Title III case alleging that the leases securing the bonds issued by the Puerto Rico Public Buildings Authority (“PBA”) are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On March 12, 2019, Ambac Assurance (among others) was permitted to intervene in the adversary proceeding to defend its interests as a holder and insurer of PBA bonds.
On January 15, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by Ambac Assurance. The court subsequently ordered certain consolidated procedures permitting parties in interest an opportunity to participate in litigation of the objection. On April 11, 2019, Ambac Assurance filed a notice of participation in support of the objection.
On February 15, 2019, the United States Court of Appeals for the First Circuit issued an opinion in the consolidated appeals brought by certain parties who argued that the members of the Oversight Board were appointed in violation of the U.S. Constitution’s Appointments Clause. The First Circuit ruled that the Oversight Board members (other than the ex-officio Member) must be, and were not, appointed in compliance with the Appointments Clause. The First Circuit declined to dismiss the Oversight Board’s Title III petitions and did not render ineffective any otherwise valid actions of the Oversight Board prior to the issuance of the ruling. The First Circuit stated that the ruling will not take effect for 90 days, “so as to allow the President and the Senate to validate the currently defective appointments or reconstitute the Board in accordance with the Appointments Clause." The First Circuit held that during the 90-day stay period, the Oversight Board may continue to operate as it had prior to the ruling. The First Circuit subsequently extended the stay period by an additional 60 days, until July 15, 2019. On April 23, 2019, the Oversight Board filed a petition for certiorari in the United States Supreme Court, and has sought to stay the effectiveness of the First Circuit’s ruling until the Supreme Court proceedings have concluded. It is unclear how this ruling will impact the restructuring process, mediation discussions and relevant litigation with respect to Ambac's Puerto Rico exposures.
On March 26, 2019, the U.S. Court of Appeals for the First Circuit, affirming a decision by the U.S. District Court overseeing the PROMESA Title III proceedings for the PRHTA, found that under Sections 928(a) and 922(d) of the U.S. Bankruptcy Code, municipal issuers of revenue bonds secured by special revenues

| Ambac Financial Group, Inc. 47 2019 First Quarter FORM 10-Q |

are permitted, but not required, to apply special revenues to pay debt service on such revenue bonds during the pendency of bankruptcy proceedings for such municipal issuers. The complainants had sought an order compelling PRHTA, as the debtor, to continue to make debt service payments on its revenue bonds from pledged special revenues during the pendency of its Title III case, but the First Circuit affirmed the District Court’s dismissal of the complaint, holding that it could not compel the issuer to make such payments. The First Circuit has not yet ruled on Ambac’s appeal involving similar issues. It is unclear how this ruling may ultimately impact Ambac's revenue bond municipal exposures, inclusive of Puerto Rico.
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the quarter ended March 31, 2019, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $69 million, which was impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition.
Ballantyne Re Plc
On April 10, 2019, Ambac UK entered into a lock-up agreement with Ballantyne Re plc ("Ballantyne"), Assured Guaranty Europe plc and Assured Guaranty Corp., certain Ballantyne Class A Noteholders, Security Life of Denver Insurance Company ("SLD") and Swiss Re Life and Health America Inc. ("SRLHA") in connection with a proposed restructuring transaction in respect of Ballantyne’s obligations under its Class A-1 Notes, Class A-2a Notes, Class A-2b Notes, Class A-3a Notes, Class A-3b Notes,

Class A-3c Notes and Class A-3d Notes (together, the "Scheme Notes") (the "Restructuring"). The Class A-2a Notes, the Class A-3a Notes, the Class A-3b Notes, the Class A-3c Notes and the Class A-3d Notes have a guarantee from Ambac UK (the "Ambac UK Guaranteed Notes").
The key features of the Restructuring are as follows:

•	the novation of the indemnity reinsurance agreement between Ballantyne and SLD dated November 19, 2008 (as amended) to SRLHA (the "Novation");

•
the disbursement of the assets from Ballantyne's reinsurance trust account to effectuate the Novation and make payment to the holders of Scheme Notes in full and final satisfaction of their claims against Ballantyne; and

•	the commutation of the obligations of Ambac UK in respect of the Ambac UK Guaranteed Notes.
The Restructuring is proposed to be implemented through an Irish scheme of arrangement (the "Scheme") under Part 9 of the Irish Companies Act 2014, requiring the consent of the requisite majorities of the relevant Class A Noteholders at each Scheme meeting. There can be no assurance that the Scheme will be approved or the Restructuring will be implemented on the terms proposed or at all.
If the Scheme is approved and following implementation of the Restructuring, it is intended that Ballantyne will be wound-up by way of a solvent liquidation.
In the event of the successful implementation of the Restructuring, Ambac UK would cease to have exposure with respect to the obligations of Ballantyne. Consummation of the Restructuring would result in a significant reduction to Ambac UK's loss and loss expense reserves which would positively impact Ambac's future earnings.

Exposure Concentrations within each Market
The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at March 31, 2019:

($ in millions)	Bond Type	Ambac Ratings (1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	Lease and Tax-backed Revenue	BBB+	$783	1.8%
Massachusetts Commonwealth - GO	General Obligation	AA	586	1.3%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	Stadium	BBB	549	1.2%
Hickam Community Housing LLC	Housing Revenue	BBB	468	1.1%
Bragg Communities, LLC	Housing Revenue	A-	420	0.9%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	Lease and Tax-backed Revenue	BIG	414	0.9%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	Lease and Tax-backed Revenue	BIG	403	0.9%
New Jersey Economic Development Authority - School Facilities Construction	Lease and Tax-backed Revenue	BBB+	400	0.9%
Monterey Bay, CA - Military Housing	Housing Revenue	BBB+	327	0.7%
Fort Bliss/White Sand Missile Range Housing LP	Housing Revenue	BBB+	309	0.7%
Total			$4,659	10.5%

| Ambac Financial Group, Inc. 48 2019 First Quarter FORM 10-Q |

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
Net par related to the top ten U.S. public finance exposures reduced $530 million from December 31, 2018. Changes in these exposure amounts will occur due to scheduled paydowns, calls and refundings executed during the period. During 2019, due to deal restructurings and commutations, Puerto Rico Sales Tax Financing Corporation Senior Sales Tax Revenue (COFINA) and Massachusetts Port Authority Special Facility Revenue Bonds, respectively, were removed from the top ten largest U.S. public finance exposures offset by the addition of Monterey Bay, CA - Military Housing and Fort Bliss/White Sand Missile Range Housing LP.
The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at March 31, 2019:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	2.0%
Timberlake Financial, LLC	Structured Insurance	BBB	458	1.0%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	450	1.0%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	Mortgage Backed Securities	BBB	440	1.0%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1	Mortgage Backed Securities	BBB	304	0.7%
Option One Mortgage Loan Trust 2007-FXD1	Mortgage Backed Securities	BIG	231	0.5%
Terwin Mortgage Trust Asset-Backed Certificates, Series 2006-6	Mortgage Backed Securities	BIG	212	0.5%
Impac CMB Trust Series 2005-7	Mortgage Backed Securities	BIG	197	0.4%
Countrywide Asset-Backed Certificates Trust 2005-16	Mortgage Backed Securities	BIG	192	0.4%
Ownit Mortgage Trust 2006-OT1	Mortgage Backed Securities	BIG	182	0.4%
Total			$3,566	8.0%

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
Net par related to the top ten U.S. structured finance exposures reduced $57 million from December 31, 2018. The change in top U.S. structured finance exposures primarily relates to paydowns of RMBS during the three months ended March 31, 2019. During 2019 there was no change in the listing of exposures included within the top ten largest U.S. structured finance exposures.
The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at March 31, 2019. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,340	3.0%
Capital Hospitals plc (2)	UK-Infrastructure	A-	876	2.0%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	861	1.9%
Anglian Water	UK-Utility	A-	788	1.8%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	737	1.7%
National Grid Gas	UK-Utility	A-	728	1.6%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	697	1.6%
RMPA Services plc	UK-Infrastructure	BBB+	573	1.3%
Catalyst Healthcare (Manchester) Financing plc (2)	UK-Infrastructure	BBB-	525	1.2%
National Grid Electricity Transmission	UK-Utility	A-	490	1.1%
Total			$7,615	17.1%

| Ambac Financial Group, Inc. 49 2019 First Quarter FORM 10-Q |

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
Net par related to the top ten international finance exposures increased $29 million from December 31, 2018. International exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. During 2019, there was no change in the listing of exposures included within the top ten largest international exposures.
The concentration of net par amongst the top categories noted above (as a percentage of net par outstanding) has increased since December 31, 2018 for both structured finance and international exposures and decreased since December 31, 2018 for public finance exposures. Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.

| Ambac Financial Group, Inc. 50 2019 First Quarter FORM 10-Q |

Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade net par exposures at March 31, 2019 and December 31, 2018. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:
Note: AAA is less than 1% in both periods.

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice.

	Net Par Outstanding
Summary of Below Investment Grade Exposure ($ in millions)	March 31, 2019	December 31, 2018
Public Finance:
Lease and tax-backed (1)	$1,399	$2,025
General obligation (1)	430	434
Housing (2)	192	314
Transportation	27	378
Health care	25	25
Other	142	146
Total Public Finance	2,215	3,322
Structured Finance:
RMBS	4,028	4,205
Structured Insurance	900	900
Student loans	689	714
Other	36	53
Total Structured Finance	5,653	5,872
International Finance:
Other	825	924
Total International Finance	825	924
Total	$8,693	$10,118

(1)
Lease and tax-backed revenue includes $1,116 and $1,735 of Puerto Rico net par at March 31, 2019 and December 31, 2018, respectively. General obligation includes $145 and $145 of Puerto Rico net par at March 31, 2019 and December 31, 2018, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Relates to military housing net par.
The decrease in below investment grade exposures is primarily due to (i) the commutation or restructuring of certain lease and tax-backed and transportation transactions (including the COFINA commutation), (ii) upgrades of certain military housing exposure and (iii) paydowns or calls by issuers, mostly related to residential mortgage-backed and other asset-backed securities. Despite the decrease in below investment grade exposures, such exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.
RESULTS OF OPERATIONS
Net loss attributable to common stockholders for the three months ended March 31, 2019 was $(43) million compared to net income attributable to common stockholders of $306 million for the three months ended March 31, 2018. The decrease was primarily driven by (i) losses and loss expenses for the three months ended March 31, 2019 compared to a losses and loss expenses benefit in the three months ended March 31, 2018, (ii) lower net investment income, (iii) net losses on derivative contracts compared to net gains for the three months ended March 31, 2018, and (iv) higher interest expense, partially offset by (i) higher net realized investment gains, (ii) higher gains on consolidated VIEs and (iii) lower operating expenses.

| Ambac Financial Group, Inc. 51 2019 First Quarter FORM 10-Q |

A summary of our financial results is shown below:

	Three Months Ended March 31,
($ in millions)	2019	2018
Revenues:
Net premiums earned	$28	$31
Net investment income	55	110
Net realized investment gains (losses)	17	5
Net gains (losses) on derivative contracts	(16)	25
Net realized gains (losses) on extinguishment of debt	—	3
Income (loss) on variable interest entities	16	1
Expenses:
Losses and loss expenses (benefit)	12	(247)
Insurance intangible amortization	36	29
Operating expenses	25	36
Interest expense	68	48
Provision for income taxes	2	3
Net income (loss) attributable to common stockholders	$(43)	$306
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2019 and 2018, respectively.
Rehabilitation Exit Transactions. On February 12, 2018, Ambac Assurance executed the Rehabilitation Exit Transactions under which Deferred Amounts and a substantial portion of Ambac Assurance senior surplus notes were settled at a discount, with holders (other than Ambac) receiving in exchange, a consideration package of cash and debt securities (as more fully discussed in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018). As described further below, the completion of the Rehabilitation Exit Transactions, including the related changes to invested assets, loss reserves and debt of the Company, has a significant impact on the comparability of the results of operation for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
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
Net premiums earned decreased $3 million for the three months ended March 31, 2019, respectively, compared to the same period in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of net premiums earned by market:

	Three Months Ended March 31,
($ in millions)	2019	2018
Normal Premium Earned:
Public finance	$8	$10
Structured finance	3	5
International finance	5	6
Total normal premiums earned	16	22
Accelerated Earnings:
Public finance	18	9
Structured Finance	—	1
International finance	(6)	—
Accelerated earnings	12	9
Total net premiums earned	$28	$31
The decrease in normal premiums earned in the three months ended March 31, 2019, is primarily attributable to the continued runoff of the portfolio in all markets. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Public Finance normal earned premiums were also impacted by a large reinsurance cession in the fourth quarter of 2018.
The increase in public finance accelerated earnings in the three months ended March 31, 2019, is primarily related to de-risking activity including the COFINA restructuring. International negative accelerated earnings in the three months ended March 31, 2019, is related to the termination of a commercial asset-backed exposure.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed income securities classified as available-for-sale, including investments in Ambac-insured securities. Investments in Ambac-insured securities are made opportunistically based on their risk/reward characteristics. As described further below, investment income from holdings of Ambac-insured securities for the periods presented have primarily been driven by RMBS, Puerto Rico bonds and the Secured Notes issued by Ambac LSNI. Also, included in net investment income are net gains and (losses) on pooled investment funds and certain other investments that are classified as trading securities with changes in fair value recognized in earnings. Trading securities are included in Other investments on the Consolidated Balance Sheets. Most trading securities are in the Ambac UK portfolio and consist of pooled fund investments in diversified asset classes including equities, hedge funds (liquidated in the fourth quarter of 2018), loans, insurance-linked securities and property.
Net investment income from Ambac-insured securities, available for sale and short-term securities other than Ambac-insured and Other investments is summarized in the table below:

| Ambac Financial Group, Inc. 52 2019 First Quarter FORM 10-Q |

	Three Months Ended March 31,
($ in millions)	2019	2018
Securities available-for-sale: Ambac-insured (including Secured Notes)	$29	$98
Securities available-for-sale and short-term other than Ambac-insured	18	12
Other investments (includes trading securities)	8	—
Net investment income	$55	$110
Net investment income decreased $55 million for the three months ended March 31, 2019, compared to the same periods in the prior year. The decrease is due primarily to the reduced amount of Ambac-insured RMBS resulting from the 2018 Rehabilitation Exit Transactions and subsequent sales. Additionally, income from other Ambac-insured securities declined as a result of the February 2019 commutation of Ambac-insured COFINA bonds, most of which were held for the full three months ended March 31, 2018. Partially offsetting these decreases on Ambac-insured securities is higher income on Secured Notes, including a positive impact from increases to interest rates.
Available-for-sale and short term securities for the three months ended March 31, 2019, improved over the comparable period, benefiting from both higher market reinvestment rates and a greater allocation to higher yielding assets, including new uninsured COFINA bonds received in connection with the commutation transaction.
Income from other investments was higher for the three months ended March 31, 2019, primarily due to gains on equity index funds compared to losses for the three months ended March 31, 2018. Results from other asset classes were mixed, including improved performance of loans and high-income funds and declines in insurance-linked and UK property funds.
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
Net other-than-temporary impairments for the three month period ended March 31, 2019, related to management's intent to sell securities. For the three month period ended March 31, 2018, net other-than-temporary impairments included credit related impairments on certain securities and also included some losses due to management's intent to sell securities.

Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended March 31,
($ in millions)	2019	2018
Net gains on securities sold or called	$20	$10
Net foreign exchange gains (losses)	(3)	(5)
Total net realized gains (losses)	$17	$5
Net realized gains on securities sold or called for the three months ended March 31, 2019 included $19 million of net gains related to the impact of the COFINA Plan of Adjustment and sales of Ambac-insured Puerto Rico COFINA bonds and sales of new uninsured COFINA bonds received in the commutation.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts includes results from the Company's interest rated derivatives portfolio and its runoff credit derivatives portfolio as presented in the following table:

	Three Months Ended March 31,
($ in millions)	2019	2018
Net gains (losses) on interest rate derivatives	(17)	26
Net gains (losses) on credit derivatives	—	—
Total net gains (losses)	(16)	25
The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. Results in Net gains (losses) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the net liability position of the portfolio, and the impact of the Ambac CVA and counterparty credit adjustments as discussed below.
Net gains (losses) on interest rate derivatives for the three months ended March 31, 2019, were ($17) million, compared to $26 million for the three months ended March 31, 2018. The net loss for the three months ended March 31, 2019, reflects declines in forward interest rates, partially offset by lower carrying costs compared to the three months ended March 31, 2018, which experienced increases in interest rates.
The fair value of derivatives include valuation adjustments to reflect Ambac’s own credit risk and counterparty credit risk. Within the interest rate derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. There was no Ambac CVA included in the fair value of interest rate derivatives for the periods presented. Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on interest rate derivatives of $(0.7) million and $(0.3) million for the three months ended March 31, 2019 and 2018, respectively.

| Ambac Financial Group, Inc. 53 2019 First Quarter FORM 10-Q |

The net gain/(loss) from change in fair value of credit derivatives three months ended March 31, 2019 and 2018 was less than a million in both periods.
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $0 million and $3 million for the three months ended March 31, 2019 and 2018, respectively. The gains for the three months ended March 31, 2018, related to surplus notes received by Ambac Assurance in settlement of Deferred Amounts held in its investment portfolio in connection with the Rehabilitation Exit Transactions.
Income (loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities. In consolidation, assets and liabilities of the VIEs are initially reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation. Additionally, terminations or other changes to Ambac's financial guarantee insurance policies that impact projected cash flows between a consolidated VIE and Ambac could result in gains or losses, even if such policy changes do not result in deconsolidation of the VIE.
Income (loss) on variable interest entities was $16 million for the three months ended March 31, 2019, compared to income of $1 million for the three months ended March 31, 2018. Income on variable interest entities for the three months ended March 31, 2019, was primarily driven by the VIE consolidation gain of 14.9 million related to the restructuring of Puerto Rico COFINA debt. Under the restructuring, Ambac-insured COFINA bonds that were not commuted were deposited into a newly formed trust, called the COFINA Class 2 Trust. This Trust is a VIE that Ambac has determined must be consolidated. Refer to Part I, Item 2, “Management's Discussion and Analysis — Financial Guarantees in Force" in this Quarterly Report on Form 10-Q for further discussion of the COFINA Debt Restructuring. Income on variable interest entities for the three months ended March 31, 2018 included higher net asset values on most VIEs reflecting lower credit spreads and strengthening of the British Pound Sterling consistent with that implicit in the fair value of the VIE long-term debt obligations.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Losses and loss expenses for the three months ended March 31, 2018 included interest on Deferred Amounts pursuant to the Segregated Account Rehabilitation Plan that were discharged on February 12, 2018.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of approximately $1.740 billion and $1.744 billion at March 31, 2019 and December 31, 2018, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for more information regarding the estimation process for R&W subrogation recoveries.
The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended March 31,
($ in millions)	2019	2018
RMBS (1)	$(39)	$46
Domestic Public Finance	69	(11)
Student Loans	(4)	3
Ambac UK and Other Credits	(15)	(17)
Interest on Deferred Amounts	—	21
Discount on Rehabilitation Exit Transactions	—	(288)
Totals (2)	$12	$(247)

(1)	The losses and loss expense (benefit) associated with changes in estimated representation and warranties was $4 and $1 for the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes loss expenses incurred of $29 and $8 for the three months ended March 31, 2019 and 2018, respectively.
Losses and loss expenses (benefit) for the three months ended March 31, 2019 were driven by the following:

•	Higher projected losses in domestic public finance largely driven by additions to Puerto Rico revenue bond loss reserves; partially offset by:

•	Favorable RMBS development as a result of credit improvement and the impact on excess spread from declines in interest rates reduced by an increase in loss expenses;

•	Favorable development within Ambac UK and Other Credits primarily from certain Ambac UK credits; and

•	A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British

| Ambac Financial Group, Inc. 54 2019 First Quarter FORM 10-Q |

Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). Ambac recognized $6 million in foreign exchange gain for the three months ended March 31, 2019.
Losses and loss expenses (benefit) for the three months ended March 31, 2018 were driven by the following:

•	Discount achieved pursuant to the Rehabilitation Exit Transactions;

•	Lower projected losses in domestic public finance largely driven by the favorable impact of higher discount rates partially offset by some adverse development on Puerto Rico policies; and

•
A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). Ambac recognized $11 million in foreign exchange gains for the three months ended March 31, 2018; partially offset by,

•	Higher projected losses in the RMBS portfolio largely driven by the impact of interest rates on excess spread; and

•	Interest on Deferred Amounts through the Rehabilitation Exit Transactions date.

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended March 31,
($ in millions)	2019	2018
Claim and commutation payments (1)	$123	$57
Subrogation received (2)	(68)	(39)
Net Claims Recorded	$54	$18

(1)	Claim and commutation payments includes claims and commutation payments on Puerto Rico policies of $86 and $27 for the three months ended March 31, 2019 and 2018, respectively.

(2)	For the three months ended March 31, 2019, subrogation received includes $23 related to the COFINA Plan of Adjustment.
Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides details of operating expenses for the periods presented:

	Three Months Ended March 31,
($ in millions)	2019	2018
Compensation	$14	$16
Non-compensation	10	21
Gross operating expenses (1)	25	36
Reinsurance commissions, net	—	—
Total operating expenses	$25	$36
Gross operating expense for the three months ended March 31, 2019, were $25 million, a decrease of $11 million from the three months ended March 31, 2018. The decrease was due to the following:

•
Lower compensation costs primarily due to (i) lower salaries as a result of reduced headcount; (ii) a decrease in equity granted in lieu of a cash bonus; and (iii) amounts related to the settlement of a previously granted performance based award issued to the former CEO that vested in 2017 upon the Segregated Account's exit from rehabilitation. These costs were partially offset by an improvement in performance metrics on incentive compensation during the three months ended March 31, 2019.

•
Lower non-compensation costs primarily due to $12 million of lower legal, consulting and advisory fees in connection with the exit from rehabilitation of the Segregated Account, of which $4 million relates to advisory services provided for the benefit of OCI.

With the conclusion of the Segregated Account rehabilitation, the duties of the Wisconsin Insurance Commissioner as rehabilitator of the Segregated Account have been discharged. Legal and consulting services provided for the benefit of OCI amounted to $0.5 million and $4.5 million during the three months ended March 31, 2019 and 2018, respectively.
Interest Expense. Interest expense includes accrued interest on the Ambac Note, Tier 2 Notes, secured borrowing and surplus notes issued by Ambac Assurance. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended March 31,
($ in millions)	2019	2018
Surplus notes	$24	$21
Ambac note	38	22
Tier 2 notes (1)	6	4
Secured borrowing	—	1
Total interest expense	$68	$48

(1)	The amounts include unfunded commitment fees applicable prior to the issuance of the Tier 2 notes of $1 million in the three months ended March 31, 2018.

The increase in interest expense for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily reflects the impact of the Rehabilitation Exit Transactions that resulted in the issuance of the Ambac Note and Tier 2 Notes. Additionally, surplus notes outstanding increased in the third quarter of 2018 due to surplus notes issued by Ambac Assurance in connection with the AMPS Exchange and resales of notes to the market. On June 22, 2018, the Secured Borrowing was fully redeemed. Refer to Note 13 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. for further information on the Ambac Note and Tier 2 Notes.
Surplus note principal and interest payments require the approval of OCI. Except for a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after the Rehabilitation Exit

| Ambac Financial Group, Inc. 55 2019 First Quarter FORM 10-Q |

Transactions, annually from 2011 through 2018, OCI issued its disapproval of the requests of Ambac Assurance to pay the full interest on outstanding surplus notes issued by Ambac on the annual scheduled interest payment date of June 7th. Ambac Assurance has not requested to pay interest on any junior surplus notes since their issuance. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $271 million and $127 million, respectively, at March 31, 2019.
Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2019, was $2 million, a decrease of $1 million compared to the provision for income taxes reported for three months ended March 31, 2018. The change for the three months ended March 31, 2019, compared to the prior year quarter was attributable to reduction in state and local taxes, resulting from a change in the treatment of interest on certain surplus notes, partially offset by higher foreign taxes, resulting primarily from favorable Ambac UK loss reserve development.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash, investments and receivables totaling $469 million as of March 31, 2019, and expense sharing and other arrangements with Ambac Assurance.
Ambac's investments include securities directly and indirectly issued by and/or insured by Ambac Assurance some of which are eliminated in consolidation. Securities issued or insured by Ambac Assurance are generally less liquid than investment grade and other traded investments.
Pursuant to the amended and restated tax sharing agreement among Ambac, Ambac Assurance and certain affiliates (the "Amended TSA"), Ambac Assurance is required to make payments ("tolling payments") to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”). Ambac has accrued $28 million of tolling payments based on NOLs used by Ambac Assurance on its 2017 tax return, as filed. In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018.  Ambac has also agreed to defer the tolling payment for the use of net operating losses by Ambac Assurance in 2017 until such time as OCI consents to the payment. Ambac has accrued $16 million of tolling payments based on NOLs used by Ambac Assurance in 2018, which is required to be paid by May 31, 2019. Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
Under an inter-company cost allocation agreement, Ambac is reimbursed by Ambac Assurance for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 million per year to cover expenses not otherwise reimbursed. OCI approved this $4 million reimbursement, which was paid in April 2019 and included as a receivable to Ambac in the above noted assets.
It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore cash and investments, payments under the intercompany cost allocation agreement and future tolling payments, if any, will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for more information on dividend payment restrictions.
The principal use of liquidity is the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac, and the making of investments. Contingencies could cause material liquidity strains.
Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on its liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance policies, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments, including from litigation and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity.
The principal uses of Ambac Assurance’s liquidity are the payment of operating and loss adjustment expenses, claims, commutation and related expense payments on insurance policies, ceded reinsurance premiums, principal and interest payments on the Ambac Note, surplus note principal and interest payments, Tier 2 Note payments, additional loans to affiliates and tolling payments due to Ambac under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 13. Long-term Debt in the Notes to Consolidated Financial Statements, included in Part II, Item 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of the payment terms and conditions of the Tier 2 Notes.
Ambac Assurance manages its liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times.
Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” in the

| Ambac Financial Group, Inc. 56 2019 First Quarter FORM 10-Q |

Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for more information on dividend payment restrictions.
Our ability to realize RMBS representation and warranty ("R&W") subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating the amount of such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts or recover materially less than our estimated recoveries, our future available liquidity to pay claims and meet our other obligations would be reduced materially. See Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for more information about risks relating to our RMBS R&W subrogation recoveries
Ambac Financial Services ("AFS") Liquidity. AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. These derivatives include, interest rate swaps previously provided to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. The principal uses of liquidity by AFS are payments on intercompany loans, payments under derivative contracts (primarily interest rate swaps and US Treasury futures), collateral posting and operating expenses. AFS borrows cash and securities from Ambac Assurance to meet liquidity needs under an established lending agreement with defined borrowing limits that has received non-disapproval from OCI.
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Three Months Ended March 31,
($ in million)	2019	2018
Cash provided by (used in):
Operating activities	$(95)	$(1,192)
Investing activities	112	657
Financing activities	(76)	(50)
Foreign exchange impact on cash and cash equivalents	—	—
Net cash flow	$(58)	$(585)
Operating activities
The following represents the significant cash activities during the three months ended March 31, 2019 and 2018:

•
During the three months ended March 31, 2018, the cash outflow from the Rehabilitation Exit Transactions to third parties was $1,354 million of which $1,162 million is included in operating activities and $191 is included in financing activities as it related to payments for surplus note principal. See Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q and Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for details regarding the Rehabilitation Exit Transactions.

•	During the three months ended March 31, 2019, Ambac made payment of interest on long-term debt of $38 million on the Ambac Note.

•
During the three months ended March 31, 2018, Ambac made payment of interest on long-term debt of $13 million, including $11 million on surplus notes made in connection with the Rehabilitation Exit Transactions and $2 million on the secured borrowing which has been fully repaid in June 2018.

•	Net loss and loss expenses paid, including commutation payments, during the three months ended March 31, 2019 and 2018 are detailed below:

	Three Months Ended March 31,
($ in million)	2019	2018
Net loss and loss expenses paid (recovered):
Net losses paid (1)	$123	$92
Net subrogation received	(68)	(39)
Net loss expenses paid	10	10
Net cash flow	$64	$63

(1)	Net losses paid includes commutation and claim payments on Puerto Rico policies of $86 and $27 for the three months ended March 31, 2019 and 2018, respectively.

(2)	For or the three months ended March 31, 2019, subrogation received includes $23 related to the COFINA Plan of Adjustment.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim and expense payments.
Financing Activities
Financing activities for the three months ended March 31, 2019, include proceeds of $2.8 from Ambac's issuance of 201 shares of AMPS, paydowns of the Ambac Note of $13 million and paydowns of VIE debt obligations of $63 million.
Financing activities for the three months ended March 31, 2018, include proceeds from the issuance of Tier 2 Notes of $240 million, repayments of a secured borrowing of $9 million, payments for the extinguishment of surplus notes of $191 million, paydowns of VIE debt obligations of $80 million and $9 million of debt issuance costs.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps

| Ambac Financial Group, Inc. 57 2019 First Quarter FORM 10-Q |

and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $111 million (cash and securities collateral of $27 million and $84 million, respectively), including independent amounts, under these contracts at March 31, 2019.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets increased by approximately $434 million from December 31, 2018 to $15,023 million at March 31, 2019, primarily due to the consolidation of one VIE (causing an increase in assets of $274 million). Other significant changes during the three months ended March 31, 2019, were higher VIE assets as a result of currency changes (strengthening of the British Pound) and gains from positive market value performance on invested assets, partially offset by and lower intangible assets, reductions from claim payments and other net cash used in operations.
Total liabilities increased by approximately $401 million from December 31, 2018 to $13,357 million as of March 31, 2019, primarily due to the consolidation of one VIE (causing an increase in liabilities of $335 million). Other significant changes during the three months ended March 31, 2019, were higher VIE liabilities as a result of currency changes and higher accrued interest payable on surplus notes, partially offset by lower unearned premiums from the runoff of the insured portfolio, lower loss reserves (from both claim payments and the elimination of loss reserves from the newly consolidated VIE) and partial paydowns on the Ambac Note.
As of March 31, 2019, total stockholders’ equity was $1,666 million, compared with total stockholders’ equity of $1,633 million at December 31, 2018. This increase was due to Total Comprehensive Income during 2019, driven by unrealized gains on investment securities and translation gains related to Ambac's foreign subsidiaries partially offset by the net loss for the period. Noncontrolling interests, which is included within total stockholders' equity, increased by $2.8 million as a result of the re-issuance of 201 shares of Ambac owned Ambac Assurance AMPS. Ambac's remaining 1,185 shares of owned AMPS were re-issued in April 2019, which will result in an additional increase to noncontrolling interest of $16.1 million.
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
Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about Ambac's consolidated investment portfolio. Ambac's investment polices and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at March 31, 2019 and December 31, 2018:

($ in millions)	March 31, 2019	December 31, 2018
Fixed income securities	$2,620	$3,116
Short-term	908	430
Other investments	429	391
Fixed income securities pledged as collateral	84	—
Total investments (1)	$4,041	$3,937

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £209 ($272) as of March 31, 2019, and £204 ($259) as of December 31, 2018.

| Ambac Financial Group, Inc. 58 2019 First Quarter FORM 10-Q |

Ambac invests in various asset classes in its fixed income securities portfolio, including securities covered by guarantees issued by Ambac Assurance and Ambac UK. Other investments include diversified equity interests in pooled funds. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about securities insured by Ambac's subsidiaries and fixed income and equity interests by asset class.
The following table represents the fair value of mortgage and other asset-backed securities at March 31, 2019 and December 31, 2018 by classification:

($ in millions)	March 31, 2019	December 31, 2018
Residential mortgage-backed securities:
RMBS—Second Lien	$136	$136
RMBS—First-lien—Alt-A	92	93
RMBS—First Lien—Sub Prime	28	31
Total residential mortgage-backed securities	256	259
Other asset-backed securities
Military Housing	242	241
Structured Insurance	144	145
Student Loans	32	32
Credit Cards	15	5
Auto	7	20
Total other asset-backed securities	440	442
Total (1)	$696	$701

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK for both periods presented. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and CCC- as of March 31, 2019, and CC and CCC- as of December 31, 2018, respectively.

The following charts provide the ratings (1) distribution of the fixed income investment portfolio based on fair value at March 31, 2019 and December 31, 2018:

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)
Below investment grade and not rated bonds insured by Ambac represent 36% and 57% of the 2019 and 2018 combined fixed income portfolio, respectively. The decrease in the percentage of below investment grade and increases in the percentages of not rated and AAA-rated holdings since December 31, 2018 were driven by the COFINA restructuring where BIG Ambac-insured bonds were exchanged for new COFINA non-rated bonds and cash, with a majority of the new non-rated bonds being sold prior to March 31, 2019. Cash proceeds from the restructuring and sales resulted in the higher percentage of AAA-rated short-term investments at March 31, 2019.

| Ambac Financial Group, Inc. 59 2019 First Quarter FORM 10-Q |

Premium Receivables. Ambac's premium receivables decreased to $487 million at March 31, 2019, from $495 million at December 31, 2018. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, partially offset by accretion of premium receivable discount.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. Dollars
U.S. Dollars		$315	$315
British Pounds		£109	142
Euros		€27	30
Australian Dollars	A$	1	—
Total			$487
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $116.4 million from its reinsurers at March 31, 2019.  As of March 31, 2019 and December 31, 2018, reinsurance recoverable on paid and unpaid losses were $27 million and $23 million, respectively. The increase was primarily a result of the adverse development in public finance exposures.
Insurance Intangible Asset. Upon Ambac's exit from Chapter 11 bankruptcy on May 1, 2013 (the Fresh Start Reporting Date), an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of March 31, 2019 and December 31, 2018, the net insurance intangible asset was $689 million and $719 million, respectively. Other than through amortization, variance in the insurance intangible asset is solely from translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Assets and Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative assets increased from $59 million at December 31, 2018, to $76 million as of March 31, 2019. Derivative liabilities increased from $77 million at December 31, 2018, to $87 million as of March 31, 2019. The net increases resulted primarily from lower interest rates during the three months ended March 31, 2019.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs.
The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 6. Financial Guarantee Insurance Contracts, respectively of the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information on loss and loss expenses.
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of March 31, 2019 and December 31, 2018, were $(222) million and $(107) million, respectively.

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
($ in millions) Balance Sheet Line Item	Claims and Loss Expenses	Recoveries (1)
March 31, 2019:
Loss and loss expense reserves	$2,046	$(275)	$(77)	$1,694
Subrogation recoverable	175	(2,091)	—	(1,916)
Totals	$2,221	$(2,366)	$(77)	$(222)

December 31, 2018:
Loss and loss expense reserves	$2,246	$(313)	$(107)	$1,826
Subrogation recoverable	176	(2,109)	—	(1,933)
Totals	$2,422	$(2,422)	$(107)	$(107)

(1)	Present value of future recoveries include R&W subrogation recoveries of $1,766 and $1,771 at March 31, 2019 and December 31, 2018, respectively.

| Ambac Financial Group, Inc. 60 2019 First Quarter FORM 10-Q |

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance bond types. These bond types represent 94% of our ever-to-date insurance claims recorded, with RMBS comprising 78%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at March 31, 2019 and December 31, 2018:

	Gross Par Outstanding (1)(2)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims and Loss Expenses	Recoveries
March 31, 2019:
RMBS	$3,581	$656	$(1,992)	$(15)	$(1,351)
Domestic Public Finance	2,895	937	(333)	(42)	562
Student Loans	514	268	(38)	(4)	226
Ambac UK and Other Credits	1,128	277	(3)	(16)	258
Loss expenses	—	83	—	—	83
Totals	$8,118	$2,221	$(2,366)	$(77)	$(222)

December 31, 2018:
RMBS	$3,716	$696	$(1,995)	$(14)	$(1,313)
Domestic Public Finance	3,987	1,095	(383)	(73)	639
Student Loans	530	271	(39)	(4)	228
Ambac UK and Other Credits	1,170	294	(5)	(16)	273
Loss expenses	—	66	—	—	66
Totals	$9,403	$2,422	$(2,422)	$(107)	$(107)

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $509 and $26, respectively, at March 31, 2019, and $540 and $23, respectively at December 31, 2018. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

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

Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The decline in public finance gross loss reserves at March 31, 2019 as compared to December 31, 2018 was primarily related to the COFINA debt restructuring, payments of claims and the commutation of a transportation credit, partially offset by increases in Puerto Rico revenue bond loss reserves. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

| Ambac Financial Group, Inc. 61 2019 First Quarter FORM 10-Q |

	March 31, 2019		December 31, 2018
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$1,248	$455	$2,062	$528
General obligation	922	25	904	24
Housing	443	28	445	26
Transportation revenue	88	41	471	49
Other	194	13	105	12
Total	$2,895	$562	$3,987	$639

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves (present value of expected net cash flows) are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2019, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the following descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," in Part II, Item 7 of the Company's 2018 Annual Report on Form 10-K for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes and in "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q
The occurrence of these stressed outcomes individually or collectively would have a material adverse effect on our results of operations and financial condition and may result in materially adverse consequence for the Company, including (without limitation) impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/

or illiquidity of the mortgage market. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward, are not unlikely if we used a different model or methodology to project losses. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,740 million, net of reinsurance, as of March 31, 2019, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at March 31, 2019 could be approximately $40 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1.8 billion. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $40 million. There can be no assurance that losses may not exceed such amounts.
Public Finance Variability:
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends.
Our experience with the city of Detroit in its bankruptcy proceeding was not favorable and renders future outcomes with other public finance issuers even more difficult to predict and may increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan of adjustment, but nevertheless required us to incur a loss for a significant portion of our exposure. An additional troubling precedent in the Detroit case, as well as other municipal bankruptcies, is the preferential treatment of certain creditor classes, especially the public pensions. The cost of

| Ambac Financial Group, Inc. 62 2019 First Quarter FORM 10-Q |

pensions and the need to address frequently sizable unfunded or underfunded pensions is often a key driver of stress for many municipalities and their related authorities, including entities to whom we have significant exposure, such as Chicago, its school district, the State of New Jersey and many others. Less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors. Variability of outcomes applies to even what is generally considered more secure municipal financings, such as dedicated sales tax revenue bonds that capture sales tax revenues for debt service ahead of any amounts being deposited into the general fund of an issuer. In the case of the Puerto Rico COFINA sales tax bonds that were part of the Commonwealth of Puerto Rico's Title III proceedings, Ambac Assurance and other creditors agreed to settle at a recovery rate equal to about 93% of prepetition amounts owed on the Ambac insured senior COFINA bonds. In the COFINA case, the senior bonds still received a reduction or "haircut" despite the existence of junior COFINA bonds, which received a recovery rate equal to about 56% of pre-petition amounts owed. The amounts were confirmed as part of the COFINA Plan of Adjustment on February 4, 2019.
In addition, municipal entities may be more inclined to use bankruptcy to resolve their financial stresses if they believe preferred outcomes for various creditor groups can be achieved. We expect municipal bankruptcies and defaults to continue to be challenging to project given the unique political, economic, fiscal, legal, governance and public policy differences among municipalities as well as the complexity, long duration and relative infrequency of the cases themselves in forums with a scarcity of legal precedent.
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
In addition, a more recent judicial decision in connection with the PRHTA Title III proceedings could cause the loss reserves on our public finance credits to be underestimated. On March 26, 2019, the U.S. Court of Appeals for the First Circuit, affirming a decision by the U.S. District Court overseeing the PROMESA Title III proceedings for the PRHTA, found that under Sections 928(a) and 922(d) of the U.S. Bankruptcy Code, municipal issuers of revenue bonds secured by special revenues are permitted, but not required, to apply special revenues to pay debt service on such revenue bonds during the pendency of bankruptcy proceedings for such municipal issuers. The complainants had sought an order compelling PRHTA, as the debtor, to continue to make debt service payments on its revenue bonds from pledged special revenues during the pendency of its Title III case, but the First Circuit affirmed the District Court’s dismissal of the complaint, holding that it could not compel the issuer to make such payments. The First Circuit's decision challenges what had been a commonly understood notion in the municipal finance marketplace that municipal revenues bondholders secured by special revenues (as defined in Chapter 9 of the U.S. Bankruptcy Code) would continue to receive payment during a bankruptcy of the municipal issuer. This decision introduces significant uncertainty into the public finance market and it may make it more difficult for municipal instrumentalities to procure revenue bond financings in the future and increases the credit risk to bondholders of existing special revenue bonds, particularly those from weaker issuers. In the wake of the decision, rating agencies have announced their intention to review ratings given to bonds issued across the country, highlighting the potential contagion effect of Puerto Rico.
While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions.
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy, loss of capital markets access and the severe damage caused by hurricanes Irma and Maria. These factors, taken together with the payment moratorium on debt payments of the Commonwealth and its instrumentalities, ongoing PROMESA Title III proceedings, and certain other provisions under PROMESA, the potential for a restructuring of debt insured by Ambac Assurance, either with or without its consent, and the possibility of protracted litigation as a result of which its rights may be materially impaired, may cause losses to exceed current reserves in a material manner. See "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further details on the legal, economic and fiscal developments that have impacted or may impact Ambac Assurance’s insured Puerto Rico bonds. In this Form 10-Q, refer to "Financial Guarantees in Force" in Part I, Item 2 in Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 12. Commitments and Contingencies to the Consolidated Financial Statements for further updates related to Puerto Rico.
Material additional losses caused by the above-described factors would have a material adverse effect on our results of operations and financial condition. For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at March 31, 2019, the possible increase in loss reserves could be approximately $950 million. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions by the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at March 31, 2019, the possible increase in loss reserves could be approximately $20 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $20 million.

| Ambac Financial Group, Inc. 63 2019 First Quarter FORM 10-Q |

However, there can be no assurance that losses may not exceed such amounts.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $180 million greater than the loss reserves at March 31, 2019. However, there can be no assurance that losses may not exceed such amount.
Long-term Debt:
Long-term debt consists of senior and junior surplus notes issued by Ambac Assurance, and the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions. The carrying value of each of these as of March 31, 2019 and December 31, 2018 is below:

($ in millions)	March 31, 2019	December 31, 2018
Surplus notes	$744	$737
Ambac note	1,927	1,940
Tier 2 notes	258	252
Total Long-term Debt	$2,929	$2,929
The increase in long-term debt from December 31, 2018 is due to the accretion on the carrying value of surplus notes and Tier 2 Notes, partially offset by the optional redemptions of $13 million of the Ambac Note.
VARIABLE INTEREST ENTITIES
Please refer to Note 3. Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for information regarding special purpose and variable interest entities.
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
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $1,084 million and $1,601 million at March 31, 2019, respectively, as compared to $1,152 million and $1,648 million at December 31, 2018, respectively. The drivers to the net decrease in policyholder surplus were:

•
Statutory net loss of $63 million attributable to loss and loss expenses, primarily due to adverse development on Puerto Rico credits, including the COFINA settlement, partially offset by investment income and premiums earned;

•	Contributions to contingency reserves;

•	Partially offset by increases of $16 million in the fair value of investment securities that are recorded at the lower of amortized cost or fair value.
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
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £283 million at March 31, 2019 as compared to £263 million at December 31, 2018.  The increase in shareholders’

| Ambac Financial Group, Inc. 64 2019 First Quarter FORM 10-Q |

funds was primarily due to a reduction in loss provisions over the period coupled with the receipt of premiums and investment return on fixed income and other investments. At March 31, 2019, the carrying value of cash and investments was £503 million, an increase from £498 million at December 31, 2018. The increase in cash and investments is due to the continued receipt of premiums and net investment income as noted above offset to some extent by unrealized foreign exchange losses.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.
Available capital resources under Solvency II were a surplus of £101 million at March 31, 2019, of which £95 million were eligible to meet solvency capital requirements. This is an improvement from December 31, 2018 when available capital resources were a surplus of £95 million of which £90 million were eligible to meet solvency capital requirements. The eligible capital resources at March 31, 2019 and December 31, 2018, were in comparison to regulatory capital requirements of £358 million and £357 million respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £263 million and £267 million at March 31, 2019 and December 31, 2018, respectively. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

•
Foreign exchange (gains) losses: Elimination of the foreign exchange gains (losses) on the re-measurement of assets, liabilities and transactions in non-functional currencies. This adjustment eliminates the foreign exchange gains (losses) on all assets, liabilities and transactions in non-functional currencies, which enables users of our financial statements to better view the results without the impact of fluctuations in foreign currency exchange rates and facilitates period-to-period comparisons of Ambac's operating performance.

| Ambac Financial Group, Inc. 65 2019 First Quarter FORM 10-Q |

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended March 31,
	2019		2018
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(43)	$(0.94)	$306	$6.70
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	(0.01)	—	0.01
Insurance intangible amortization	36	0.79	29	0.63
Foreign exchange (gains) losses	(2)	(0.04)	(5)	(0.12)
Adjusted earnings (loss)	$(9)	$(0.20)	$330	$7.22
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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	March 31, 2019		December 31, 2018
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,622	$35.63	$1,592	$35.12
Adjustments:
Non-credit impairment fair value losses on credit derivatives	1	0.02	1	0.03
Insurance intangible asset	(689)	(15.13)	(719)	(15.87)
Net unearned premiums and fees in excess of expected losses	461	10.12	462	10.19
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(142)	(3.12)	(86)	(1.89)
Adjusted book value	$1,253	$27.52	$1,251	$27.58
The increase in Adjusted Book Value was primarily attributable to changes to foreign exchange rates and the impact of lower interest rates on the value of expected installment premiums, partially offset by the Adjusted Loss for the three months ended March 31, 2019.

Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned

| Ambac Financial Group, Inc. 66 2019 First Quarter FORM 10-Q |

premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. As a result of the February 12, 2019 COFINA commutation transaction, as of March 31, 2019 Ambac's investment portfolio contains a lower amount of Ambac-insured securities. Reallocation of the portfolio composition following this commutation has changed our disclosures relating to sensitivities of interest rates compared to that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The interest rate derivatives portfolio is managed as a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). The interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.8 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at March 31, 2019.

The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at March 31, 2019:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
300 basis point rise	$137	$(152)
200 basis point rise	88	(201)
100 basis point rise	42	(247)
Base scenario	—	(289)
100 basis point decline(1)	(41)	(330)
200 basis point decline(1)	(84)	(373)

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of March 31, 2019, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.

Item 4.	Controls and Procedures.
In connection with the preparation of this first quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings
Please refer to Note 12. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 16. Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion on legal proceedings against Ambac and its subsidiaries.

| Ambac Financial Group, Inc. 67 2019 First Quarter FORM 10-Q |

Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2018, which are hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K, other than as described below:
Risks Related to Portfolio Losses
Certain judicial decisions related to the Commonwealth of Puerto Rico's PROMESA Title III proceedings may materially adversely affect our Public Finance insured portfolio
On March 26, 2019, the U.S. Court of Appeals for the First Circuit, affirming a decision by the U.S. District Court overseeing the PROMESA Title III proceedings for the Puerto Rico Highways and Transportation Authority (“PRHTA”), found that under Sections 928(a) and 922(d) of the U.S. Bankruptcy Code, municipal issuers of revenue bonds secured by special revenues are permitted, but not required, to apply special revenues to pay debt service on such revenue bonds during the pendency of bankruptcy proceedings for such municipal issuers. The complainants had sought an order compelling PRHTA, as the debtor, to continue to make debt service payments on its revenue bonds from pledged special revenues during the pendency of its Title III case, but the First Circuit affirmed the District Court’s dismissal of the complaint, holding that it could not compel the issuer to make such payments. The First Circuit's decision challenges what had been a commonly understood notion in the municipal finance marketplace that municipal revenues bondholders secured by special revenues (as defined in Chapter 9 of the U.S. Bankruptcy Code) would continue to receive payment during a bankruptcy of the municipal issuer. Although the First Circuit’s decision covers only Maine, Massachusetts, New Hampshire, Puerto Rico and Rhode Island, it introduces significant uncertainty into the public finance market, may make it more difficult for municipal instrumentalities to procure revenue bond financings in the future and increases the credit risk to bondholders of existing special revenue bonds, particularly those from weaker issuers. In the wake of the decision, rating agencies have already taken ratings actions on, or announced their intention to review ratings given to, bonds issued across the country highlighting the potential contagion effect of the various Puerto Rico proceedings under PROMESA.
It is unclear how this ruling may ultimately impact Ambac's revenue bond municipal exposures, inclusive of Puerto Rico. However, potential impacts could include ratings downgrades, decreased or more costly access to capital markets to certain issuers to refinance the insured debt or raise new debt, and lower recoveries in a restructuring or bankruptcy. At March 31, 2019, Ambac Assurance insured approximately $5.4 billion of net par of bonds of special revenue issuers, including $706 million net par of watch list exposure and $636 million net par of adversely classified exposure, $516 million of which was Puerto Rico exposure.
Risk Related to International Business
Uncertainty regarding the economic impact of "Brexit" may have ad adverse effect on Ambac's insured international portfolio and the value of its foreign investment, both of which primarily reside with its subsidiary Ambac UK
The Government of the United Kingdom (“UK”) continues to contend with inconclusively finding resolution in the UK Parliament and with the European Union (“EU”) for the terms of the UK’s departure from the EU (“Brexit”). Current Brexit discussions do not include details of future post-Brexit trade relations. Current negotiations are designed to reach agreement on transitional arrangements covering the UK’s exit from the EU. Assuming a transition agreement is reached, a further, separate, negotiation on a future post-transition trade framework must then begin. It is envisaged that negotiation on the future trade framework would be concluded during the transitional phase, and would be influenced by the nature of the transitional arrangements agreed between the parties.
On April 10, 2019, the European Union agreed to a United Kingdom Government request to extend the deadline for the occurrence in law of Brexit, being the date on which the United Kingdom leaves the European Union.  The revised date is October 31, 2019 ("Exit Date"), however the Exit Date may be triggered earlier in the event the United Kingdom Parliament approves the draft departure treaty agreed between the European Union and the United Kingdom Government, something which the United Kingdom government has so far been unable to persuade Parliament to do.
There is a material risk that transitional Brexit negotiations are inconclusive so that on October 31, 2019 the UK automatically exits the EU without any transitional arrangement (a “no deal Brexit”), and also with no certain path to negotiating a future trade relationship with the EU.
Absent action by the EU or member states, in the event of a no deal Brexit, the activities in the European Economic Area (“EEA”) of UK passporting insurers, including Ambac UK, will become unlawful on the Exit Date. They will lose their legal authorization to serve clients who benefit from policies issued by UK incorporated insurers under freedom of services passporting rights (and thereby may be unable to legally collect premiums or pay claims).
At March 31, 2019, Ambac UK’s insured portfolio included six policies in the EU written under current passporting rights, with an aggregate par value of $2.3 billion. In respect of these six policies, there is premium receivable of $59 million and loss and loss expense reserves (net of subrogation recoverable) of $257 million.  Absent legally binding transitional arrangements Ambac UK may be unable to collect these premiums or pay the claims to which these premiums receivable and loss and loss expense reserves relate after the Exit Date. Ambac UK’s ability to restructure these policies to mitigate this risk is limited. Nonpayment of claims under any of the affected policies could lead to the loss of control rights in the related transaction(s), which would expose Ambac UK to greater risk of loss. In addition, under applicable English law, a court may hold that Ambac UK has an

| Ambac Financial Group, Inc. 68 2019 First Quarter FORM 10-Q |

enforceable obligation to pay claims irrespective of the EU regulatory position in law. Consequently Ambac UK could find itself in a position where it was not in receipt of premium on a relevant deal but chose to pay claims to avoid loss of control rights and/or other consequences of non-payment, notwithstanding the EU regulatory characterization in law.
The European Insurance and Occupational Pensions Authority (“EIOPA”) has made a series of recommendations to EU insurance regulators in light of Brexit.  Acting on these recommendations European regulatory authorities have put in place (or are putting in place) legal frameworks that facilitate the orderly run off of branch operations and of insurance policies issued in EEA member states by UK insurers. The effect of these legal frameworks is to allow the continued run off of insurance policies issued in EEA member states by UK insurers prior to Exit Date that terminate after this date in the event that the draft departure agreement has not been approved prior to Exit Date.
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
In light of no deal Brexit risk, the UK financial regulatory authority has been actively encouraging regulated firms to put into place contingency plans, as have been EU and EU member states’ financial regulatory bodies. The Company is in discussion with the PRA and other relevant regulatory authorities to enable the continued orderly run off of its policies issued in the EEA under passporting rights as well as the Italian branch operation in line with the EIOPA recommendations and legal frameworks which have been, or are planned to be, put in place by EEA member states.
In addition to the direct impact on insurers cited above, general uncertainty and the perceptions as to the ultimate impact of Brexit may adversely affect business activity, political stability, foreign exchange rates and economic conditions in the UK, the Eurozone, and the EU, which may result in additional credit stress on Ambac UK's insured portfolio and may ultimately adversely impact Ambac's results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities — No matters require disclosure.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the first quarter of 2019. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the first quarter of 2019, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	January 2019	February 2019	March 2019	First Quarter 2019
Total Shares Purchased (1)	—	67,122	43,470	110,592
Average Price Paid Per Share	$—	19.72	20.11	$19.87
Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	—	—	—	—
Maximum Number of Shares That may Yet be Purchased Under the Plan	—	—	—	—

(1)	There were no other repurchases of equity securities made during the three months ended March 31, 2019. Ambac does not have a stock repurchase program.
Warrants
Each warrant represents the right to purchase one share of Ambac common stock. The warrants are exercisable for cash at any time on or prior to April 30, 2023, at an exercise price of $16.67 per share. The warrants also have a cashless exercise provision.
On November 3, 2016, the Board of Directors of Ambac authorized a $10 million increase to the previously established warrant repurchase program. As of March 31, 2019, Ambac had repurchased 985,331 warrants totaling $8.1 million. In connection with the AMPS Exchange, Ambac issued 824,307 of the repurchased warrants on August 3, 2018, leaving 4,877,783 warrants outstanding. The remaining aggregate repurchase authorization at March 31, 2019 is $11.9 million. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Form 10-K for the year ended December 31, 2018 for further discussion of the AMPS Exchange.

Item 3.	Defaults Upon Senior Securities — No matters require disclosure.

Item 5.	Other Information — No matters require disclosure.

| Ambac Financial Group, Inc. 69 2019 First Quarter FORM 10-Q |

Item 6.	Exhibits

Exhibit Number	Description
(3) Articles of Incorporation and bylaws:
3.2
Amended By-laws of Ambac Financial Group, Inc. (filed as Exhibit 3.2 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

Other exhibits, filed or furnished, as indicated:
10.1+	Form of 2019 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.2+	Form of 2019 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith.
10.3+	Form of 2019 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.4+	Form of 2019 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith.
10.5+	Form of 2019 Deferred Stock Unit Award Agreement between Ambac Financial Group, Inc. and each of the Company’s executive officers.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ Filed herewith. ++ Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	May 9, 2019	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

| Ambac Financial Group, Inc. 70 2019 First Quarter FORM 10-Q |