Form 10-Q
period 2019-06-30
AMBAC FINANCIAL GROUP INC
filed 2019-08-08
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-10777

AMBAC FINANCIAL GROUP INC
Exact name of Registrant as specified in its charter)

Delaware			13-3621676
(State of incorporation)			(I.R.S. employer identification no.)

One State Street Plaza	New York	NY	10004
(Address of principal executive offices)			(Zip code)

(212)	658-7470
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock par value $0.01 per share	AMBC	NASDAQ
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
As of August 5, 2019, 45,551,260 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries		3	Quantitative and Qualitative Disclosures About Market Risk	74
	Consolidated Balance Sheets (Unaudited)	1	4	Controls and Procedures	75
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	2
	Consolidated Statements of Stockholders' Equity (Unaudited)	3	PART II. OTHER INFORMATION
	Consolidated Statements of Cash Flows (Unaudited)	4	1	Legal Proceedings	75
	Notes to Unaudited Consolidated Financial Statements	5	1A	Risk Factors	75
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	47	2	Unregistered Sales of Equity Securities and Use of Proceeds	76
	Cautionary Statement Pursuant To The Private Securities Litigation Reform Act Of 1995	48	3	Defaults Upon Senior Securities	77
	Executive Summary	49	6	Exhibits	77
	Critical Accounting Policies and Estimates	50
	Financial Guarantees in Force	50	SIGNATURES		78
	Results of Operations	58
	Liquidity and Capital Resources	63
	Balance Sheet	65
	Variable Interest Entities	71
	Accounting Standards	71
	Ambac Assurance Statutory Basis Financial Results	71
	Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	71
	Non-GAAP Financial Measures	72

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share data) (June 30, 2019 (Unaudited))	2019	2018
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $2,465,967 and $3,020,744)	$2,604,177	$3,115,675
Fixed income securities pledged as collateral, at fair value (amortized cost of $84,418 and $0)	84,418	—
Short-term investments, at fair value (amortized cost of $772,214 and $430,405)	772,299	430,331
Other investments (includes $426,563 and $351,049 at fair value)	469,438	391,217
Total investments	3,930,332	3,937,223
Cash and cash equivalents	17,514	63,089
Restricted cash	—	19,405
Premium receivables	441,526	495,391
Reinsurance recoverable on paid and unpaid losses	27,215	23,133
Deferred ceded premium	56,272	61,134
Subrogation recoverable	1,984,826	1,932,960
Derivative assets	72,376	59,468
Current taxes	14,092	47,040
Insurance intangible asset	454,830	718,931
Other assets	190,566	137,628
Variable interest entity assets:
Fixed income securities, at fair value	3,138,714	2,737,286
Restricted cash	28,500	999
Loans, at fair value	4,288,572	4,287,664
Derivative assets	62,941	66,302
Other assets	4,790	1,058
Total assets	$14,713,066	$14,588,711
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$556,908	$629,971
Loss and loss expense reserves	1,494,106	1,826,078
Ceded premiums payable	30,795	32,913
Deferred taxes	31,716	40,130
Long-term debt	2,946,620	2,928,929
Accrued interest payable	407,096	375,808
Derivative liabilities	88,245	76,699
Other liabilities	137,757	63,792
Variable interest entity liabilities:
Accrued interest payable	529	556
Long-term debt (includes $5,308,724 and $5,268,596 at fair value)	5,648,083	5,268,596
Derivative liabilities	1,818,273	1,712,062
Other liabilities	22	30
Total liabilities	13,160,150	12,955,564
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,571,743 and 45,365,170	456	454
Additional paid-in capital	226,794	219,429
Accumulated other comprehensive income (loss)	19,088	(48,715)
Retained earnings	1,246,990	1,421,302
Treasury stock, shares at cost: 22,558 and 28,892	(380)	(473)
Total Ambac Financial Group, Inc. stockholders’ equity	1,492,948	1,591,997
Noncontrolling interest	59,968	41,150
Total stockholders’ equity	1,552,916	1,633,147
Total liabilities and stockholders’ equity	$14,713,066	$14,588,711
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2019	2018	2019	2018
Revenues:
Net premiums earned	$7,833	$25,836	$35,591	56,719
Net investment income	86,459	66,662	141,301	176,902
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	(1,010)	(29)	(1,351)
Portion of other-than-temporary impairment recognized in other comprehensive income	—	(4)	—	38
Net other-than-temporary impairment losses recognized in earnings	—	(1,014)	(29)	(1,313)
Net realized investment gains (losses)	35,860	47,148	53,093	52,010
Net gains (losses) on derivative contracts	(35,412)	8,932	(51,571)	34,123
Net realized gains (losses) on extinguishment of debt	—	6	—	3,121
Other income (expense)	(8,908)	2,491	(8,106)	1,982
Income (loss) on variable interest entities	3,294	577	19,215	1,151
Total revenues	89,126	150,638	189,494	324,695
Expenses:
Losses and loss expenses (benefit)	(133,480)	32,579	(121,073)	(214,816)
Insurance intangible amortization	226,242	23,242	262,520	51,878
Operating expenses	29,090	26,063	54,005	62,497
Interest expense	67,381	62,446	135,359	110,519
Total expenses	189,233	144,330	330,811	10,078
Pre-tax income (loss)	(100,107)	6,308	(141,317)	314,617
Provision for income taxes	28,322	1,995	30,313	4,600
Net income (loss) attributable to common stockholders	$(128,429)	$4,313	$(171,630)	$310,017
Other comprehensive income (loss), after tax:
Net income (loss)	$(128,429)	$4,313	$(171,630)	$310,017
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(7,005), $1,122, $(7,603) and $(586)	15,238	575	71,401	122,879
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0, $0 and $0	(18,533)	(52,989)	(3,962)	(20,933)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $33, $(188), $65 and $42	163	(906)	319	208
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0, $0 and $0	(322)	(302)	45	(1,161)
Total other comprehensive income, net of income tax	(3,454)	(53,622)	67,803	100,993
Total comprehensive income (loss) attributable to common stockholders	$(131,883)	$(49,309)	$(103,827)	$411,010
Net income (loss) per share attributable to common stockholders:
Basic	$(2.79)	$0.09	$(3.74)	$6.80
Diluted	$(2.79)	$0.09	$(3.74)	$6.73
Weighted average number of common shares outstanding:
Basic	45,986,043	45,683,058	45,909,595	45,577,656
Diluted	45,986,043	46,472,375	45,909,595	46,097,647
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at March 31, 2019	$1,665,888	$1,376,244	$22,542	$—	$456	$223,545	$(813)	$43,914
Total comprehensive income	(131,883)	(128,429)	(3,454)	—	—	—	—	—
Stock-based compensation	3,249	—	—	—	—	3,249	—	—
Cost of shares (acquired) issued under equity plan	(392)	(825)	—	—	—	—	433	—
Re-issuance of Ambac Assurance auction market preferred shares	16,054	—	—	—	—	—	—	16,054
Balance at June 30, 2019	$1,552,916	$1,246,990	$19,088	$—	$456	$226,794	$(380)	$59,968

Balance at March 31, 2018	$2,109,165	$1,541,464	$99,476	$—	$454	$204,172	$(511)	$264,110
Total comprehensive income	(49,309)	4,313	(53,622)	—	—	—	—	—
Stock-based compensation	4,153	—	—	—	—	4,153	—	—
Cost of shares (acquired) issued under equity plan	(91)	(75)	—	—	—	—	(16)	—
Warrants exercised	3	—	—	—	—	3	—	—
Balance at June 30, 2018	$2,063,921	$1,545,702	$45,854	$—	$454	$208,328	$(527)	$264,110

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2019	$1,633,147	$1,421,302	$(48,715)	$—	$454	$219,429	$(473)	$41,150
Total comprehensive income	(103,827)	(171,630)	67,803	—	—	—	—	—
Stock-based compensation	7,365	—	—	—	—	7,365	—	—
Cost of shares (acquired) issued under equity plan	(2,589)	(2,682)	—	—	—	—	93	—
Issuance of common stock	2	—	—	—	2	—	—	—
Re-issuance of Ambac Assurance auction market preferred shares	18,818	—	—	—	—	—	—	18,818
Balance at June 30, 2019	$1,552,916	$1,246,990	$19,088	$—	$456	$226,794	$(380)	$59,968

Balance at January 1, 2018	$1,645,258	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)	$264,110
Total comprehensive income	411,010	310,017	100,993	—	—	—	—	—
Adjustment to initially apply ASU 2016-01	—	2,900	(2,900)	—	—	—	—	—
Stock-based compensation	8,765	—	—	—	—	8,765	—	—
Cost of shares (acquired) issued under equity plan	(1,116)	(1,060)	—	—	—	—	(56)	—
Issuance of common stock	1	—	—	—	1	—	—	—
Warrants exercised	3	—	—	—	—	3	—	—
Balance at June 30, 2018	$2,063,921	$1,545,702	$45,854	$—	$454	$208,328	$(527)	$264,110
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$(171,630)	$310,017
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	286	363
Amortization of bond premium and discount	(55,095)	(102,602)
Share-based compensation	7,365	8,765
Deferred income taxes	(809)	(880)
Current income taxes	33,000	(23,564)
Unearned premiums, net	(68,222)	(57,310)
Losses and loss expenses, net	(388,314)	(1,435,042)
Ceded premiums payable	(2,118)	(2,282)
Premium receivables	53,910	32,432
Accrued interest payable	42,396	(89,633)
Amortization of insurance intangible assets	262,520	51,878
Net mark-to-market (gains) losses	(598)	760
Net realized investment gains	(53,093)	(52,010)
Other-than-temporary impairment charges	29	1,313
(Gain) loss on extinguishment of debt	—	(3,121)
Variable interest entity activities	(19,215)	(1,151)
Derivative assets and liabilities	(764)	(120)
Other, net	95,491	50,599
Net cash used in operating activities	(264,861)	(1,311,588)
Cash flows from investing activities:
Proceeds from sales of bonds	689,226	623,495
Proceeds from matured bonds	274,259	214,066
Purchases of bonds	(426,727)	(163,917)
Proceeds from sales of other invested assets	48,475	51,402
Purchases of other invested assets	(117,386)	(18,862)
Change in short-term investments	(342,091)	164,860
Change in cash collateral receivable	64,955	781
Proceeds from paydowns of consolidated VIE assets	122,085	137,983
Other, net	(221)	5,543
Net cash provided by investing activities	312,575	1,015,351
Cash flows from financing activities:
Net proceeds from issuance of Tier 2 notes	—	240,000
Proceeds from issuance of Ambac UK debt	12,180	—
Proceeds from issuance of surplus notes	—	4,571
Paydowns of Ambac note	(21,914)	(113,457)
Paydowns of a secured borrowing	—	(73,993)
Payments for extinguishment of surplus notes	—	(191,258)
Payments for debt issuance costs	—	(9,221)
Issuance of auction market preferred shares of Ambac Assurance	18,818	—
Tax payments related to shares withheld for share-based compensation plans	(2,198)	(1,116)
Proceeds from warrant exercises	—	3
Payments of consolidated VIE liabilities	(92,042)	(137,984)
Net cash used in financing activities	(85,156)	(282,455)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(37)	(539)
Net cash flow	(37,479)	(579,231)
Cash, cash equivalents, and restricted cash at beginning of period	83,493	624,681
Cash, cash equivalents, and restricted cash at end of period	$46,014	$45,450
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2019 Second Quarter FORM 10-Q |

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
Ambac’s subsidiary, Ambac Assurance Corporation (“Ambac Assurance" or "AAC") and its subsidiary, Ambac Assurance UK Limited (“Ambac UK”), are both financial guarantee insurance companies in run-off. Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned subsidiary, Everspan Insurance Company, which has been in runoff since its acquisition in 1997. Management reviews financial information, allocates resources and measures financial performance on a consolidated basis. As a result, the Company has a single reportable segment.
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

| Ambac Financial Group, Inc. 5 2019 Second Quarter FORM 10-Q |

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet was derived from audited financial statements.
The election to use the fair value option is made on an instrument by instrument based under ASC 825-10. At December 31, 2018, all VIE invested assets and long-term debt were reported under the fair value option as disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K. During the six months ended June 30, 2019, Ambac consolidated a new VIE that holds investments in fixed income securities that management has classified as available-for-sale under the Investments - Debt Securities Topic of the ASC. Long-term debt of the newly consolidated VIE is carried at par value less unamortized discount. See Note 3. Variable Interest Entities, for further discussion of the accounting elections used and the presentation of VIEs in these unaudited consolidated financial statements.
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
Noncontrolling Interest:
At June 30, 2019 and December 31, 2018, Ambac Assurance had 5,501 and 4,115 shares of issued and outstanding Auction Market Preferred Shares ("AMPS") with a liquidation preference of $137,525 and $102,875 (reported as noncontrolling interest of $59,968 and $41,150 on Ambac's balance sheet). The increase resulted from the re-issuance of $1,386 shares of Ambac owned AMPS during 2019.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $13,108 and $(3,591) for the six months ended June 30, 2019 and 2018, of which $23,155 and $2,011 relate to investments, $(9,783) and $512 relate to premiums receivable and $(774) and $(6,359) relate to the remeasurement of loss reserves, classified in Net realized investment gains (losses), Other income and Losses and loss expenses, respectively. The 2019 foreign currency transactions gains primarily relate to the Ballantyne restructuring and commutation. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.

| Ambac Financial Group, Inc. 6 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Six Months Ended June 30,
	2019	2018
Cash paid during the period for:
Income taxes	$852	$26,910
Interest on long-term debt	74,426	157,896
Non-cash financing activities:
Exchange of investments in Puerto Rico COFINA bonds for new bonds issued in the Plan of Adjustment	$510,215	$—
Rehabilitation exit transaction discharge of all Deferred Amounts and cancellation of certain General Account Surplus Notes	—	1,918,561

	June 30,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$17,514	$44,398
Restricted cash	—	—
Variable Interest Entity Restricted cash	28,500	1,052
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$46,014	$45,450

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
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU was subsequently amended by ASU 2018-01, Land Easement Practical Expedient; ASU 2018-10, Codification Improvements to Topic 842; ASU 2018-11, Targeted Improvements; ASU 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Leases (Topic 842): Codification Improvements (collectively the "New Lease Standard"). The primary difference between previous U.S. GAAP and the New Lease Standard is the recognition of lease assets and lease liabilities for those leases classified as operating leases with a term longer than 12 months. For those operating leases, a lessee is required to: 1) recognize a right-of-use asset ("ROU") and a lease liability, initially measured at the present value of the lease payments, on the balance sheet, 2) recognize a single lease cost, calculated so that the cost is allocated over the lease term generally on a straight-line basis and 3) classify all cash payments within operating activities in the statement of cash flows. For leases classified as finance leases under the New Lease Standard, the balance sheet presentation and expense recognition pattern is similar to capital leases under previous U.S. GAAP.
Under the transition guidance, a reporting entity must use a modified retrospective approach and may choose to initially apply the New Lease Standard either at (1) the beginning of the earliest comparative period presented, which is January 1, 2017 or (2) its effective date, which is January 1, 2019. If a reporting entity chooses the first option it must recast its comparative period financial statements and provide disclosures for those comparative periods. Ambac chose the second option and initially applied the New Lease Standard on January 1, 2019. Consequently financial information and disclosures were not provided for dates and periods prior to January 1, 2019.

| Ambac Financial Group, Inc. 7 2019 Second Quarter FORM 10-Q |

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

Defined Benefit and Other Postretirement Plans Disclosures
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU modifies various disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Relevant disclosures that will be removed are: i) amounts in accumulated other comprehensive income expected to be recognized as net periodic benefit cost over the next fiscal year and ii) the effects of a one percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of the net periodic pension cost and (b) benefit obligation for postretirement healthcare benefits. Relevant disclosures that will be added are an explanation of the reasons for significant gains and losses related to changes in the benefit obligations for the period. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The modified disclosures must be applied on a retrospective basis for all periods presented. Ambac has not determined whether it will early adopt this ASU. The ASU is not expected to have a consequential impact on Ambac's financial statements.
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

•
Modifications: 1) For investments in certain entities that calculate net asset value, disclosures are only required for the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse, only if the investee has communicated the timing to the reporting entity or publicly announced it and 2) Clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and not possible future changes.

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

| Ambac Financial Group, Inc. 8 2019 Second Quarter FORM 10-Q |

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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; and ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (collectively "the ASU").
The ASU significantly affects how reporting entities will measure credit losses for financial assets that are not accounted for at fair value through net income, which include loans, debt securities, premium receivables, net investments in leases, and certain off-balance sheet credit exposures. The ASU does not apply to credit losses on financial guarantee insurance contracts accounted for under ASC 944. For financial assets measured at amortized cost, the ASU replaces the "incurred loss" model, which generally delayed recognition of the full amount of credit losses until the loss was probable of occurring, with an "expected loss" model, which reflects an entity's current estimate of all expected credit losses. Expected credit losses for amortized cost assets will be recorded as a valuation allowance, with subsequent increases or decreases in the allowance reflected in the income statement each period. For available-for-sale debt securities, credit losses under the ASU will be measured similarly to current GAAP. However, under the ASU, credit losses for available-for-sale debt securities will be recorded as a valuation allowance (similar to the amortized cost assets approach described above), rather than as a direct write-down of the security as is required under current GAAP. As a result, improvements to estimated credit losses for available-for-sale debt securities will be recognized immediately in the income statement rather than as interest income over time. The ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Ambac will adopt this ASU on January 1, 2020 and we are currently evaluating its impact on Ambac's financial statements. We have preliminarily identified the inventory of financial assets that will be affected by this standard. The remaining significant implementation matters to be addressed include identifying new data requirements and data sources for implementing the expected loss model for those instruments not already using this model and identifying and documenting accounting process changes, including related controls.

3. VARIABLE INTEREST ENTITIES
Ambac, with its subsidiaries, has engaged in transactions with variable interest entities ("VIEs,") in various capacities.

•	Ambac provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs ("FG VIEs");

•	Ambac sponsors special purpose entities that issued notes to investors for various purposes; and

•
Ambac is an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE.

FG VIEs:
Ambac’s subsidiaries provide financial guarantees in respect of assets held or debt obligations of VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structures provide certain financial protection to Ambac. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, Ambac will obtain certain control rights that enable Ambac to remediate losses. These rights may enable Ambac to direct the activities of the entity that most significantly impact the entity’s economic performance. Under a 2018 Stipulation and Order, the OCI requires Ambac Assurance to obtain their approval with respect to the exercise of certain significant control rights in connection with policies that had previously been allocated to the Segregated Account. Accordingly, Ambac Assurance does not have the right to direct the most significant activities of those FG VIEs.

•
We determined that Ambac’s subsidiaries generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). As further described below, Ambac consolidates certain FG VIEs in cases where we also have the power to direct the activities that most significantly impact the VIE’s economic performance due to one or more of the following: (i) the transaction experiencing deterioration and breaching performance triggers, giving Ambac the ability to exercise certain control rights, (ii) Ambac being involved in the design of the VIE and receiving control rights from its inception, such as may occur from loss remediation activities, or (iii) the transaction not experiencing deterioration, however due to the passive nature of the VIE, Ambac's contingent control rights upon a future breach of performance triggers is considered to be the power over the most significant activity. FG VIEs which are consolidated may include non-recourse assets or liabilities. FG VIEs' liabilities (and in some cases assets) that are insured by the Company are with recourse, because the Company guarantees the payment of principal and interest. FG VIEs' assets and liabilities that are not insured by the Company are without recourse, because Ambac has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. The Company’s exposure to consolidated FG VIEs is limited to the

| Ambac Financial Group, Inc. 9 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

financial guarantees issued for recourse assets and liabilities and any additional variable interests held by Ambac.

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

◦
In cases where the fair value option has not been elected, the FG VIE's invested assets are fixed income securities and are considered available-for-sale as defined by the Investments - Debt Securities Topic of the ASC. These assets are reported in the financial statements at fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income in Stockholders' Equity. The financial liabilities of these FG VIEs consist of long term debt obligations and are carried at par less unamortized discount. Income from the FG VIE's available-for-sale securities (including investment income, realized gains and losses and other-than-temporary impairments as applicable) and interest expense on long term debt are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).

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

| Ambac Financial Group, Inc. 10 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and Ambac Assurance:

	June 30, 2019			December 31, 2018
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
Fixed income securities, at fair value:
Corporate obligations, fair value option	$2,881,889	$—	$2,881,889	$2,737,286	$—	$2,737,286
Municipal obligations, available-for-sale (1)	—	256,825	256,825	—	—	—
Total FG VIE fixed income securities, at fair value	2,881,889	256,825	3,138,714	2,737,286	—	2,737,286
Restricted cash	983	27,517	28,500	999	—	999
Loans, at fair value (2)	4,288,572	—	4,288,572	4,287,664	—	4,287,664
Derivative assets	62,941	—	62,941	66,302	—	66,302
Other assets	1,052	3,738	4,790	1,058	—	1,058
Total FG VIE assets	$7,235,437	$288,080	$7,523,517	$7,093,309	$—	$7,093,309

Accrued interest payable	$529	$—	$529	$556	$—	$556
Long-term debt:
Long-term debt, at fair value (3)	5,308,724	—	5,308,724	5,268,596	—	5,268,596
Long-term debt, at par less unamortized discount	—	339,359	339,359	—	—	—
Total long-term debt	5,308,724	339,359	5,648,083	5,268,596	—	5,268,596
Derivative liabilities	1,818,273	—	1,818,273	1,712,062	—	1,712,062
Other liabilities	22	—	22	30	—	30
Total FG VIE liabilities	$7,127,548	$339,359	$7,466,907	$6,981,244	$—	$6,981,244
Number of FG VIEs consolidated	7	1	8	7	—	7

(1)
Available-for-sale FG VIE fixed income securities consist of municipal obligations with an amortized cost basis of $236,465 and aggregate gross unrealized gains and (losses) of $20,360 at June 30, 2019. All such securities had contractual maturities due after ten years as of June 30, 2019.

(2)	The unpaid principal balances of loan assets carried at fair value were $3,342,724 as of June 30, 2019 and $3,418,044 as of December 31, 2018.

(3)	The unpaid principal balances of long-term debt carried at fair value were $4,474,815 as of June 30, 2019 and $4,552,643 as of December 31, 2018.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net change in fair value of VIE assets and liabilities reported under the fair value option	$2,924	$(450)	$4,760	$1,468
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income	(223)	1,027	(394)	(317)
Net change in fair value of VIE assets and liabilities reported in earnings	2,701	577	4,366	1,151
Investment income on available-for-sale securities	3,527	—	5,386	—
Net realized investment gains (losses)	1,863	—	1,863	—
Interest expense on long-term debt carried at par less unamortized cost	(4,089)	—	(6,445)	—
Other expenses	(708)	—	(819)	—
Gain (loss) from consolidating FG VIEs	—	—	14,864	—
Income (loss) on Variable Interest Entities	$3,294	$577	$19,215	$1,151

On February 12, 2019, in connection with the COFINA POA, the COFINA Class 2 Trust was established. Ambac was required to consolidate the COFINA Class 2 Trust, which resulted in a gain of $14,864. The 2019 balance sheet impact of this additional VIE on the date of consolidation was an increase to total consolidated assets and liabilities by $292,003 and $363,628, respectively. Ambac deconsolidated no VIEs for the six months ended June 30, 2019 and 2018.

| Ambac Financial Group, Inc. 11 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of June 30, 2019 and December 31, 2018:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
June 30, 2019:
Global structured finance:
Collateralized debt obligations	$—	$—	$—	$—
Mortgage-backed—residential	6,114,419	1,910,305	507,709	—
Other consumer asset-backed	1,530,894	14,925	230,914	—
Other commercial asset-backed	382,244	6,811	6,627	—
Other	818,606	20,408	17,177	8,237
Total global structured finance	8,846,163	1,952,449	762,427	8,237
Global public finance	23,631,977	310,868	338,416	(861)
Total	$32,478,140	$2,263,317	$1,100,843	$7,376

December 31, 2018:
Global structured finance:
Collateralized debt obligations	$9,787	$—	$—	$(2)
Mortgage-backed—residential	6,713,437	1,859,121	546,682	—
Other consumer asset-backed	1,700,984	15,435	238,234	—
Other commercial asset-backed	873,343	20,735	12,264	—
Other	2,122,648	53,462	301,260	7,170
Total global structured finance	11,420,199	1,948,753	1,098,440	7,168
Global public finance	24,145,956	309,071	335,437	(1,457)
Total	$35,566,155	$2,257,824	$1,433,877	$5,711

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

Ambac Sponsored Non-consolidated VIEs:
In 1994, Ambac established a VIE to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order, as discussed above. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At June 30, 2019 and December 31, 2018 the fair value of this entity was $3,771 and $4,516, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of debt outstanding was $391,480 and $393,010 at June 30, 2019 and December 31, 2018, respectively. In each case, Ambac sold assets to this entity, which are composed of utility obligations with a weighted average rating of BBB+ at June 30, 2019 and weighted average life of 1.6 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the

| Ambac Financial Group, Inc. 12 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of June 30, 2019 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

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

On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its owner trust certificate as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $42,875 and $40,168 as of June 30, 2019 and December 31, 2018, respectively.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI. Ambac LSNI issued Secured Notes in connection with the Rehabilitation Exit Transactions. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its holdings of Secured Notes within Fixed Income Securities in the Consolidated Balance Sheets. The carrying value of Secured Notes held by Ambac was $575,138 and $656,473 at June 30, 2019 and December 31, 2018, respectively. Ambac's debt obligation to the VIE (the Ambac Note) had a carrying value of $1,918,357 and $1,940,289 at June 30, 2019 and December 31, 2018, respectively, and is reported within Long-term debt on the Consolidated Balance Sheets.

| Ambac Financial Group, Inc. 13 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended June 30, 2019:
Beginning Balance	$142,066	$9,241	$(126,956)	$(1,809)	$22,542
Other comprehensive income (loss) before reclassifications	51,098	—	(18,533)	—	32,565
Amounts reclassified from accumulated other comprehensive income (loss)	(35,860)	(322)	—	163	(36,019)
Net current period other comprehensive income (loss)	15,238	(322)	(18,533)	163	(3,454)
Balance at June 30, 2019	$157,304	$8,919	$(145,489)	$(1,646)	$19,088

Three Months Ended June 30, 2018:
Beginning Balance	$153,059	$9,781	$(61,578)	$(1,786)	$99,476
Other comprehensive income (loss) before reclassifications	46,709	—	(52,989)	—	(6,280)
Amounts reclassified from accumulated other comprehensive income (loss)	(46,134)	(302)	—	(906)	(47,342)
Net current period other comprehensive income (loss)	575	(302)	(52,989)	(906)	(53,622)
Balance at June 30, 2018	$153,634	$9,479	$(114,567)	$(2,692)	$45,854

Six Months Ended June 30, 2019:
Beginning Balance	$85,903	$8,874	$(141,527)	$(1,965)	$(48,715)
Other comprehensive income (loss) before reclassifications	124,465	689	(3,962)	—	121,192
Amounts reclassified from accumulated other comprehensive income (loss)	(53,064)	(644)	—	319	(53,389)
Net current period other comprehensive income (loss)	71,401	45	(3,962)	319	67,803
Balance at June 30, 2019	$157,304	$8,919	$(145,489)	$(1,646)	$19,088

Six Months Ended June 30, 2018:
Beginning Balance	$30,755	$10,640	$(93,634)	$—	$(52,239)
Adjustments to opening balance, net of taxes (3)	—	—	—	(2,900)	(2,900)
Adjusted balance, beginning of period	30,755	10,640	(93,634)	(2,900)	(55,139)
Other comprehensive income before reclassifications	173,576	(556)	(20,933)	—	152,087
Amounts reclassified from accumulated other comprehensive income	(50,697)	(605)	—	208	(51,094)
Net current period other comprehensive income	$122,879	$(1,161)	$(20,933)	$208	$100,993
Balance at June 30, 2018	$153,634	$9,479	$(114,567)	$(2,692)	$45,854

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.

(2)	Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

(3)	Beginning in 2018, credit risk changes of fair value option liabilities are reflected as a component of Accumulated Other Comprehensive Income pursuant to the adoption of ASU 2016-01.
| Ambac Financial Group, Inc. 14 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(40,883)	$(47,256)	$(57,576)	$(50,111)	Net realized investment gains (losses) and other-than-temporary impairment losses
	5,023	1,122	4,512	(586)	Provision for income taxes
	$(35,860)	$(46,134)	$(53,064)	$(50,697)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(241)	$(241)	$(482)	$(482)	Other income (2)
Actuarial (losses)	(81)	(61)	(162)	(123)	Other income (2)
	(322)	(302)	(644)	(605)	Total before tax
	—	—	—	—	Provision for income taxes
	$(322)	$(302)	$(644)	$(605)	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$196	$(1,094)	$384	$250	Credit Risk Changes of Fair Value Option Liabilities
	(33)	188	(65)	(42)	Provision for income taxes
	$163	$(906)	$319	$208	Net of tax and noncontrolling interest
Total reclassifications for the period	$(36,019)	$(47,342)	$(53,389)	$(51,094)	Net of tax and noncontrolling interest

(1)
Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income with corresponding increases to the affected line items in the Consolidated Statement of Total Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

5. NET INCOME PER SHARE
As of June 30, 2019, 45,549,185 shares of Ambac's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,783 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares increased during the six months ended June 30, 2019 due to settlements of employee restricted stock units.
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares used for basic earnings per share plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, vested and unvested options, unvested restricted stock units and performance stock units granted under employee and director compensation plans.

| Ambac Financial Group, Inc. 15 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	45,986,043	45,683,058	45,909,595	45,577,656
Effect of potential dilutive shares (1):
Stock options	—	—	—	—
Warrants	—	392,772	—	196,386
Restricted stock units	—	70,498	—	54,720
Performance stock units (2)	—	326,047	—	268,885
Diluted weighted average shares outstanding	45,986,043	46,472,375	45,909,595	46,097,647
Anti-dilutive shares excluded from the above reconciliation:
Stock options	16,667	126,667	16,667	126,667
Warrants	4,877,783	—	4,877,783	—
Restricted stock units	263,151	—	244,202	5,362
Performance stock units (2)	699,038	—	651,310	—

(1)
For the three and six months ended June 30, 2019, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

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
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates. The weighted average risk-free rate at June 30, 2019 and December 31, 2018, was 2.5% and 2.7%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at June 30, 2019 and December 31, 2018, was 8.7 years and 8.7 years, respectively.
In evaluating the credit quality of the premium receivables, management evaluates the obligor's ability to pay. For structured finance transactions, this evaluation will include a review of the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures, in the transaction's waterfall structure. The financial guarantee premium is generally senior in the waterfall. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. At June 30, 2019 and December 31, 2018, $8,288 and $7,136 respectively, of premium receivables were deemed uncollectable. As of June 30, 2019 and December 31, 2018, approximately 13% and 20% of the premium receivables, net of uncollectable receivables, related to transactions with non-investment grade internal ratings, mainly structured finance transactions. Past due premiums on policies insuring non-investment grade obligations amounted to less than $200 at June 30, 2019.
Below is the gross premium receivable roll-forward for the affected periods:

	Six Months Ended June 30,
	2019	2018
Beginning premium receivable	$495,391	$586,312
Premium receipts	(25,693)	(29,822)
Adjustments for changes in expected and contractual cash flows (1)	(22,310)	(5,066)
Accretion of premium receivable discount	6,206	7,627
Changes to uncollectable premiums	(1,155)	(11)
Other adjustments (including foreign exchange)	(10,913)	(5,082)
Ending premium receivable (2)	$441,526	$553,958

(1)	Adjustments for changes in expected and contractual cash flows primarily due to reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.

| Ambac Financial Group, Inc. 16 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(2)
Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At June 30, 2019 and 2018, premium receivables include British Pounds of $137,137 (£107,974) and $151,316 (£114,729), respectively, and Euros of $28,367 (€24,941) and $33,114 (€28,380), respectively.

When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three and six months ended June 30, 2019 was $(6,169) and $6,054, respectively, and for the three and six months ended June 30, 2018 was $6,103 and 15,495, respectively.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended June 30,
	2019		2018
	Written	Earned	Written	Earned
Direct	$(20,605)	$10,066	$(611)	$27,339
Assumed	—	20	—	19
Ceded	(343)	2,253	(224)	1,522
Net premiums	$(20,262)	$7,833	$(387)	$25,836

	Six Months Ended June 30,
	2019		2018
	Written	Earned	Written	Earned
Direct	$(17,259)	$39,500	$3,650	$59,947
Assumed	—	39	—	39
Ceded	(844)	3,948	(1,043)	3,267
Net premiums	$(16,415)	$35,591	$4,693	$56,719

The following table summarizes net premiums earned by location of risk for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$5,626	$19,752	$33,869	$44,469
United Kingdom	4,224	4,958	8,415	9,815
Other international	(2,017)	1,126	(6,693)	2,435
Total	$7,833	$25,836	$35,591	$56,719

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at June 30, 2019:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (1)
Three months ended:
September 30, 2019	$12,324	$11,927
December 31, 2019	11,060	11,541
Twelve months ended:
December 31, 2020	43,319	45,409
December 31, 2021	37,827	41,186
December 31, 2022	35,997	38,351
December 31, 2023	34,530	35,714
Five years ended:
December 31, 2028	151,837	146,197
December 31, 2033	113,812	96,407
December 31, 2038	61,127	48,749
December 31, 2043	26,437	16,643
December 31, 2048	11,782	6,885
December 31, 2053	2,252	1,577
December 31, 2058	31	50
Total	$542,335	$500,636

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

| Ambac Financial Group, Inc. 17 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Loss and Loss Expense Reserves:
The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at June 30, 2019 and December 31, 2018:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Claims and Loss Expenses	Recoveries
June 30, 2019:
Loss and loss expense reserves	$1,828,116	$(273,597)	$(60,413)	$1,494,106
Subrogation recoverable	157,307	(2,142,133)	—	(1,984,826)
Totals	$1,985,423	$(2,415,730)	$(60,413)	$(490,720)

December 31, 2018:
Loss and loss expense reserves	$2,246,335	$(313,595)	$(106,662)	$1,826,078
Subrogation recoverable	175,694	(2,108,654)	—	(1,932,960)
Totals	$2,422,029	$(2,422,249)	$(106,662)	$(106,882)

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Six Months Ended June 30,
	2019	2018
Beginning gross loss and loss expense reserves	$(106,882)	$4,113,802
Reinsurance recoverable	22,623	40,658
Beginning balance of net loss and loss expense reserves	(129,505)	4,073,144
Losses and loss expenses (benefit):
Current year	806	996
Prior years	(121,879)	(215,812)
Total (1) (2) (3)	(121,073)	(214,816)
Loss and loss expenses paid (recovered):
Current year	40	105
Prior years (3)	194,106	3,708,992
Total	194,146	3,709,097
Foreign exchange effect	(799)	(6,378)
Ending net loss and loss expense reserves	(445,523)	142,853
Impact of VIE consolidation	(72,159)	—
Reinsurance recoverable (4)	26,962	38,293
Ending gross loss and loss expense reserves	$(490,720)	$181,146

(1)	Total losses and loss expenses (benefit) includes $(6,067) and $870 for the six months ended June 30, 2019 and 2018, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W"s) by transaction sponsors within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated R&Ws for the six months ended June 30, 2019 and 2018 was $8,188 and $17,602, respectively.

(3)
On February 12, 2018, Deferred Amounts and Interest Accrued on Deferred Amounts in the amount of $3,000,158 and $856,834, respectively were settled in connection with the Rehabilitation Exit Transactions. 2018 includes a $288,204 loss and loss expense benefit on these settled Deferred Amounts.

(4)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $253 and $778 as of June 30, 2019 and 2018, respectively, related to previously presented loss and loss expenses and subrogation.

For 2019, the positive development in prior years was primarily a result of the Ballantyne and Puerto Rico COFINA commutations and positive development in the RMBS portfolio, partially offset by deterioration in other Public Finance credits, primarily Puerto Rico credits other than COFINA.
For 2018, the net positive development in prior years was primarily a result of the discount recorded on the Rehabilitation Exit Transactions partially offset by negative development in the Public Finance and RMBS portfolios and interest accrued on Deferred Amounts prior to the Rehabilitation Exit Transactions.

| Ambac Financial Group, Inc. 18 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at June 30, 2019 and December 31, 2018. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at June 30, 2019 and December 31, 2018 was 2.1% and 2.8%, respectively.

Surveillance Categories as of June 30, 2019
	I	IA	II	III	IV	V	Total
Number of policies	36	23	14	16	141	3	233
Remaining weighted-average contract period (in years) (1)	8	18	8	18	14	3	14
Gross insured contractual payments outstanding:
Principal	$993,210	$659,974	$201,537	$884,385	$4,179,704	$37,962	$6,956,772
Interest	489,600	590,727	101,507	422,528	1,789,609	12,413	3,406,384
Total	$1,482,810	$1,250,701	$303,044	$1,306,913	$5,969,313	$50,375	$10,363,156
Gross undiscounted claim liability	$6,295	$53,913	$27,057	$558,922	$1,778,465	$50,343	$2,474,995
Discount, gross claim liability	(492)	(5,850)	(1,627)	(169,017)	(392,990)	(2,524)	(572,500)
Gross claim liability before all subrogation and before reinsurance	5,803	48,063	25,430	389,905	1,385,475	47,819	1,902,495
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,792,616)	—	(1,792,616)
Discount, RMBS subrogation	—	—	—	—	30,399	—	30,399
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,762,217)	—	(1,762,217)
Less:
Gross other subrogation (3)	—	—	—	(43,231)	(649,071)	(12,758)	(705,060)
Discount, other subrogation	—	—	—	4,586	43,997	2,964	51,547
Discounted other subrogation, before reinsurance	—	—	—	(38,645)	(605,074)	(9,794)	(653,513)
Gross claim liability, net of all subrogation and discounts, before reinsurance	5,803	48,063	25,430	351,260	(981,816)	38,025	(513,235)
Less: Unearned premium revenue	(3,695)	(9,463)	(1,870)	(7,201)	(38,005)	(179)	(60,413)
Plus: Loss expense reserves	1,140	3,809	374	1,361	76,244	—	82,928
Gross loss and loss expense reserves	$3,248	$42,409	$23,934	$345,420	$(943,577)	$37,846	$(490,720)
Reinsurance recoverable reported on Balance Sheet (4)	$186	$9,225	$3,673	$26,601	$(12,470)	$—	$27,215

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)
Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $26,962 related to future loss and loss expenses and $253 related to presented loss and loss expenses and subrogation.

| Ambac Financial Group, Inc. 19 2019 Second Quarter FORM 10-Q |

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

Puerto Rico:
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities. Each has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges or general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted and may continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to a material increase in permanent losses causing a material adverse impact on our results of operations and financial condition. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including demographic trends, economic growth, tax policy and revenues, impact of reforms, fiscal plans, government actions, political instability, budgetary performance and flexibility, weather events, litigation outcomes, as well as federal funding of Commonwealth needs. In the near term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure, heightening its vulnerability to additional weather events. The longer term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, amongst other factors, the management, usage and efficacy of federal resources.
Also important to Puerto Rico's economic growth, government reform and creditor outcomes is the revised Fiscal Plan for the Commonwealth of Puerto Rico, certified by the Financial Oversight and Management Board for Puerto Rico ("Oversight Board") on May 9, 2019. The Commonwealth Fiscal Plan outlines a series of reforms, projects the fiscal and economic impact of those reforms, and provides forecasts of resulting budgetary surpluses over a fiscal year series. However, as was the case with prior Commonwealth Fiscal Plans, the Commonwealth Fiscal Plan certified on May 9,

| Ambac Financial Group, Inc. 20 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

2019 lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to predict the long-term capacity and willingness of the Puerto Rico government and its instrumentalities to pay debt service on bonded debt and how their debt burden and financial flexibility might affect Ambac Assurance's claim potential, risk profile and long-term financial strength.
Substantial uncertainty exists with respect to the ultimate outcome for creditors in Puerto Rico, such as Ambac Assurance, due to, amongst other matters, legislation enacted by the Commonwealth and the federal government, including PROMESA, actions taken pursuant to such laws, including Title III filings, as well as political uncertainty and leadership turnover, including the resignation of Governor Ricardo Rosselló, many of his cabinet members and other public officials. Ambac Assurance is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests. As a result of litigation or other aspects of the restructuring processes, the difference among the credits insured by Ambac Assurance may not be respected.
Ambac Assurance has and may continue to participate in mediation processes related to potential debt restructurings. Mediation may not be productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses. No assurances can be given that negotiations will be successfully concluded, that Commonwealth, Oversight Board and creditor parties will reach definitive agreements on additional debt restructurings, that any additional negotiated transaction debt restructuring, definitive agreement or Plan of Adjustment will be approved by the court and completed, or that any transaction or Plan of Adjustment will not have an adverse impact on Ambac's financial conditions or results. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could further impair our exposures, causing losses that could have a material adverse impact on our results of operations and financial condition.
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
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the six months ended June 30, 2019, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $119,560, which was primarily impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at June 30, 2019, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,100,000. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of June 30, 2019 would decrease from $1,552,916 to $452,916. However, there can be no assurance that losses may not exceed such amount.
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
Pursuant to the POA, each holder of Ambac Assurance-insured senior COFINA bonds had the option to elect by January 11, 2019 to either (i) commute their rights in respect of the Ambac Assurance insurance policy associated with the existing senior COFINA bonds, which bonds would be discharged and Ambac Assurance policy obligations with respect thereto would be released, in exchange for new COFINA bonds, cash amounts to be paid by COFINA plus additional cash consideration provided by Ambac Assurance equal to 5.25% of the accreted value of the Ambac Assurance-insured senior COFINA bonds as of the COFINA Petition Date or (ii) agree to deposit their Ambac Assurance-insured senior COFINA bonds into a trust in exchange for units issued by the trust (the "COFINA Class 2 Trust"), which trust would receive the new COFINA bonds and the cash amounts to be paid by COFINA that such bondholders would have otherwise received to the extent they had elected the recovery under clause (i) above (thereby entitling the COFINA Class 2 Trust to receive debt service payments from COFINA with respect to the new COFINA bonds deposited into the trust) plus any accelerated policy payments (made solely at Ambac Assurance's own discretion) or claim payments due under the existing Ambac Assurance insurance policy for the deficiency relating to the existing senior COFINA bonds at the relevant scheduled payment dates (2047 through 2054). Any claims payable under the existing Ambac Assurance policy for the Ambac Assurance-insured senior COFINA bonds held in the trust will be reduced by all amounts distributed or deemed distributed from the trust to the holders of the trust units from the new COFINA bonds and cash as well as accelerated policy payments made by Ambac Assurance at its own discretion. Ambac makes no representation and can give no assurances that the new COFINA bonds or COFINA Class 2 Trust units, both of which are not insured by Ambac Assurance, will trade at par or any other price. Under the COFINA POA, Ambac Assurance-insured bondholders who did not affirmatively elect the trust option in clause (ii) above were deemed to have elected the commutation option described in clause (i) above. Approximately 75% of Ambac Assurance-insured

| Ambac Financial Group, Inc. 21 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

senior COFINA bondholders, by measure of insured par, elected the commutation option or did not affirmatively elect to exchange their bonds for units of the COFINA Class 2 Trust.
As a result of the POA, commutations, amendments, and subsequent redemptions of obligations of the COFINA Class 2 Trust, Ambac Assurance's net par outstanding was reduced to $177,605 as of June 30, 2019. Ambac Assurance's remaining policy obligation of $177,605 net par is an asset of the COFINA Class 2 Trust, which holds a ratable distribution of new COFINA bonds, the interest and principal from which can be used to partially offset Ambac’s remaining insurance liability. As further discussed in Note 3. Variable Interest Entities, Ambac Assurance consolidated the COFINA Class 2 Trust.
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
Ambac has recorded R&W subrogation recoveries of $1,762,217 ($1,736,055 net of reinsurance) and $1,770,546 ($1,744,243 net of reinsurance) at June 30, 2019 and December 31, 2018, respectively. R&W recovery proceeds up to the first $1,400,000 and above $1,600,000 have been pledged as security on certain of Ambac's long-term debt obligations as described further in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Below is the rollforward of R&W subrogation for the affected periods:

	Six Months Ended June 30,
	2019	2018
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,770,546	$1,834,387
Changes recognized during the period:
Impact of sponsor actions (1)	—	—
All other changes (2)	(8,329)	(18,002)
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,762,217	$1,816,385

(1)	Sponsor actions include loan repurchases, direct payments to Ambac and other contributions from sponsors.

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
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three and six months ended June 30, 2019, the insurance intangible amortization expense was $226,242 and $262,520, respectively, and for the three and six months ended June 30, 2018, the insurance intangible amortization expense was $23,242 and $51,878, respectively. As of June 30, 2019 and December 31, 2018, the gross carrying value of the insurance intangible asset was $1,265,052 and $1,551,576, respectively. Accumulated amortization of the insurance intangible asset was $810,222 and $832,645, as of June 30, 2019 and December 31, 2018, respectively, resulting in a net insurance intangible asset of $454,830 and $718,931, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

Amortization expense (1)
2019 (six months)	$24,591
2020	45,139
2021	39,777
2022	36,194
2023	33,016
Thereafter	276,113

(1)
Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing.

| Ambac Financial Group, Inc. 22 2019 Second Quarter FORM 10-Q |

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

The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2019 and December 31, 2018, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 23 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
June 30, 2019:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$342,673	$342,673	$—	$342,673	$—
Corporate obligations	1,400,659	1,400,659	—	1,400,659	—
Foreign obligations	30,743	30,743	30,324	419	—
U.S. government obligations	96,806	96,806	96,806	—	—
Residential mortgage-backed securities	252,260	252,260	—	252,260	—
Collateralized debt obligations	136,153	136,153	—	136,153	—
Other asset-backed securities	344,883	344,883	—	270,565	74,318
Fixed income securities, pledged as collateral:
U.S. government obligations	84,418	84,418	84,418	—	—
Short term investments	772,299	772,299	739,762	32,537	—
Other investments (1)	469,438	443,791	129,689	—	17,228
Cash, cash equivalents and restricted cash	17,514	17,514	12,028	5,486	—
Derivative assets:
Interest rate swaps—asset position	72,156	72,156	—	9,025	63,131
Futures contracts	220	220	220	—	—
Other assets - equity in sponsored VIE	3,771	3,771	—	—	3,771
Other assets-Loans	9,760	12,233	—	—	12,233
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,881,889	2,881,889	—	—	2,881,889
Fixed income securities: Municipal obligations	256,825	256,825	—	256,825	—
Restricted cash	28,500	28,500	28,500	—	—
Loans	4,288,572	4,288,572	—	—	4,288,572
Derivative assets: Currency swaps-asset position	62,941	62,941	—	62,941	—
Total financial assets	$11,552,480	$11,529,306	$1,121,747	$2,769,543	$7,341,142
Financial liabilities:
Long term debt, including accrued interest	$3,353,716	$3,348,262	$—	$2,960,079	$388,183
Derivative liabilities:
Credit derivatives	861	861	—	—	861
Interest rate swaps—asset position	(239)	(239)	—	(239)	—
Interest rate swaps—liability position	87,623	87,623	—	87,623	—
Liabilities for net financial guarantees written (2)	(861,263)	319,384	—	—	319,384
Variable interest entity liabilities:
Long-term debt (includes $5,308,724 carried at fair value)	5,648,083	5,702,129	—	5,471,514	230,615
Derivative liabilities: Interest rate swaps—liability position	1,818,273	1,818,273	—	1,818,273	—
Total financial liabilities	$10,047,054	$11,276,293	$—	$10,337,250	$939,043

| Ambac Financial Group, Inc. 24 2019 Second Quarter FORM 10-Q |

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

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $296,874 and $279,941 as of June 30, 2019 and December 31, 2018, respectively, which are measured using NAV as a practical expedient.

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

| Ambac Financial Group, Inc. 25 2019 Second Quarter FORM 10-Q |

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from quotes or alternative pricing sources. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At June 30, 2019, approximately 4%, 94% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2018, approximately 8%, 90% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $74,318 and $72,071 at June 30, 2019 and December 31, 2018, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at June 30, 2019 and December 31, 2018 include the following weighted averages:

June 30, 2019:
a. Coupon rate:	5.98%
b. Average Life:	15.93 years
c. Yield:	11.50%

December 31, 2018:
a. Coupon rate:	5.97%
b. Maturity:	16.29 years
c. Yield:	12.00%
Other Investments:
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment funds are valued using NAV as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 8. Investments for additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
Other investments also includes Ambac's equity interest in a non-consolidated VIE which is carried under the equity method. Fair value for the non-consolidated VIE equity interest is internally calculated using a discounted cash flow approach and is classified as Level 3.
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps, credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are

| Ambac Financial Group, Inc. 26 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The fair value of credit derivative liabilities was reduced by $75 and $138 at June 30, 2019 and December 31, 2018, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swap liabilities are collateralized and are not adjusted with an Ambac CVA at June 30, 2019 and December 31, 2018.
Interest rate swaps that are not centrally cleared are valued using vendor-developed models that incorporate interest rates and yield curves that are observable and regularly quoted. These models provide the net present value of the derivatives based on contractual terms and observable market data. Generally, the need for counterparty (or Ambac) CVAs on interest rate derivatives is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Certain of these derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our determination of their fair value.
Ambac's remaining credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and expected life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only one remaining credit derivative with internal credit rating of AA at June 30, 2019. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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
This methodology is based on management’s expectations of how a market participant would estimate net cash flows. Since no financial guarantor with Ambac Assurance’s credit quality is writing or otherwise obtaining financial guarantee business (e.g. reinsurance or novation of policies from other insurers) we do not have access to observable pricing data points and therefore fair or exit value may differ, perhaps materially.
Long-term Debt:
Long-term debt includes Ambac Assurance surplus notes and junior surplus notes, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions and the Ambac UK debt issued in connection with the Ballantyne commutation. The fair values of surplus notes, the Ambac Note and Tier 2 Notes are classified as Level 2. The fair value of junior surplus notes and Ambac UK debt are classified as Level 3.
Other Financial Assets and Liabilities:
The fair values of Loans and Ambac’s equity interest in Ambac sponsored VIEs are estimated based upon internal valuation models and are classified as Level 3.
Variable Interest Entity Assets and Liabilities:
The financial assets and liabilities of VIEs consolidated under the Consolidation Topic of the ASC consist primarily of fixed income securities, loans, derivative and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance or Ambac UK. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from

| Ambac Financial Group, Inc. 27 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

independent market sources. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based on internal discounted cash flow models. Comparable to the sensitivities of investments in fixed income securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for VIE debt. VIE debt instruments considered Level 3 include fixed rate notes secured by various asset types, primarily European ABS. Information about the valuation inputs for the various VIE debt categories classified as Level 3 is as follows:
European ABS transactions: The fair value of such obligations classified as Level 3 was $230,615 and $217,092 at June 30, 2019 and December 31, 2018, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at June 30, 2019 and December 31, 2018 include the following weighted averages:

June 30, 2019:
a. Coupon rate:	2.20%
b. Maturity:	18.44 years
c. Yield:	2.80%

December 31, 2018:
a. Coupon rate:	2.20%
b. Maturity:	18.93 years
c. Yield:	3.18%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative liability fair value balances at June 30, 2019 and December 31, 2018 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Internal valuations of VIE assets (fixed income securities or loans), therefore, are generally derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 2.8% and 3.1% at June 30, 2019 and December 31, 2018, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

| Ambac Financial Group, Inc. 28 2019 Second Quarter FORM 10-Q |

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
	Investments	Other Assets(1)	Derivatives	Investments	Loans	Long-term Debt	Total
Three Months Ended June 30, 2019:
Balance, beginning of period	$71,855	$4,148	$53,034	$2,858,404	$4,375,761	$(224,447)	$7,138,755
Total gains/(losses) realized and unrealized:
Included in earnings	388	(377)	10,366	108,556	85,681	(11,550)	193,064
Included in other comprehensive income	2,385	—	—	(67,887)	(102,465)	5,382	(162,585)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(310)	—	(1,130)	(17,184)	(70,405)	—	(89,029)
Balance, end of period	$74,318	$3,771	$62,270	$2,881,889	$4,288,572	$(230,615)	$7,080,205
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(377)	$10,270	$108,556	$85,681	$(11,550)	$192,580

Three Months Ended June 30, 2018:
Balance, beginning of period	$77,630	$5,621	$49,908	$2,955,763	$11,558,331	$(2,696,516)	$11,950,737
Total gains/(losses) realized and unrealized:
Included in earnings	282	(366)	(2,682)	(4,137)	27,466	17,228	37,791
Included in other comprehensive income	(3,514)	—	—	(177,107)	(672,595)	161,650	(691,566)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(287)	—	(1,613)	(17,595)	(162,003)	—	(181,498)
Transfers into Level 3	(5,309)	—	—	—	—	—	(5,309)
Balance, end of period	$68,802	$5,255	$45,613	$2,756,924	$10,751,199	$(2,517,638)	$11,110,155
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(366)	$(2,773)	$(4,137)	$27,466	$17,228	$37,418

(1)	Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE.

| Ambac Financial Group, Inc. 29 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Six Months Ended June 30, 2019:
Balance, beginning of period	$72,071	$4,516	$46,001	$2,737,286	$4,287,664	$(217,092)	$6,930,446
Total gains/(losses) realized and unrealized:
Included in earnings	771	(745)	18,553	175,475	173,962	(14,603)	353,413
Included in other comprehensive income	2,114	—	—	(13,688)	(17,404)	1,080	(27,898)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(638)	—	(2,284)	(17,184)	(155,650)	—	(175,756)
Balance, end of period	$74,318	$3,771	$62,270	$2,881,889	$4,288,572	$(230,615)	$7,080,205
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(745)	$18,366	$175,475	$173,962	$(14,603)	$352,455

Six Months Ended June 30, 2018:
Balance, beginning of period	$808,557	$5,979	$60,808	$2,914,145	$11,529,384	$(2,757,688)	$12,561,185
Total gains/(losses) realized and unrealized:
Included in earnings	35,466	(724)	(12,057)	(73,163)	(175,122)	177,213	(48,387)
Included in other comprehensive income	(56,022)	—	—	(66,463)	(248,703)	57,773	(313,415)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(713,890)	—	(3,138)	(17,595)	(354,360)	5,064	(1,083,919)
Transfers into Level 3	(5,309)	—	—	—	—	—	(5,309)
Balance, end of period	$68,802	$5,255	$45,613	$2,756,924	$10,751,199	$(2,517,638)	$11,110,155
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(724)	$(12,254)	$(73,163)	$(175,122)	$177,213	$(84,050)

| Ambac Financial Group, Inc. 30 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$71,855	$—	$71,855	$72,321	$5,309	$77,630
Total gains/(losses) realized and unrealized:
Included in earnings	388	—	388	282	—	282
Included in other comprehensive income	2,385	—	2,385	(3,514)	—	(3,514)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(310)	—	(310)	(287)	—	(287)
Transfers into Level 3	—	—	—	—	(5,309)	(5,309)
Balance, end of period	$74,318	$—	$74,318	$68,802	$—	$68,802
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level 3 - Investments by Class:
	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$72,071	$—	$72,071	$72,540	$736,017	$808,557
Total gains/(losses) realized and unrealized:
Included in earnings	771	—	771	739	34,727	35,466
Included in other comprehensive income	2,114	—	2,114	(3,884)	(52,138)	(56,022)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(638)	—	(638)	(593)	(713,297)	(713,890)
Transfers out of Level 3	—	—	—	—	(5,309)	(5,309)
Balance, end of period	$74,318	$—	$74,318	$68,802	$—	$68,802
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

| Ambac Financial Group, Inc. 31 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Derivatives by Class:
	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$54,111	$(1,077)	$53,034	$50,926	$(1,018)	$49,908
Total gains/(losses) realized and unrealized:
Included in earnings	10,056	310	10,366	(2,465)	(217)	(2,682)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,036)	(94)	(1,130)	(1,522)	(91)	(1,613)
Balance, end of period	$63,131	$(861)	$62,270	$46,939	$(1,326)	$45,613
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$10,056	$214	$10,270	$(2,465)	$(308)	$(2,773)

Level 3 - Derivatives by Class:
	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$47,460	$(1,459)	$46,001	$61,374	$(566)	$60,808
Total gains/(losses) realized and unrealized:
Included in earnings	17,770	783	18,553	(11,494)	(563)	(12,057)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2,099)	(185)	(2,284)	(2,941)	(197)	(3,138)
Balance, end of period	$63,131	$(861)	$62,270	$46,939	$(1,326)	$45,613
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$17,770	$596	$18,366	$(11,494)	$(760)	$(12,254)
Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3. Non-agency RMBS securities transferred out of Level 3 into Level 2 in 2018 consist of an Ambac-insured re-REMIC collateralized by distressed mortgage-backed securities.

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

| Ambac Financial Group, Inc. 32 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Loss)
Three Months Ended June 30, 2019:
Total gains or losses included in earnings for the period	$388	$10,366	$182,687	$(377)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	10,270	182,687	(377)

Three Months Ended June 30, 2018:
Total gains or losses included in earnings for the period	$282	$(2,682)	$40,557	$(366)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	(2,773)	40,557	(366)

Six Months Ended June 30, 2019:
Total gains or losses included in earnings for the period	$771	$18,553	$334,834	$(745)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	18,366	334,834	(745)

Six Months Ended June 30, 2018:
Total gains or losses included in earnings for the period	$35,466	$(12,057)	$(71,072)	$(724)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	(12,254)	(71,072)	(724)

| Ambac Financial Group, Inc. 33 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

8. INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed income securities classified as available-for-sale and interests in pooled investment funds which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds in the form of common stock or in-substance common stock are classified as trading securities, while limited partner interests in such funds are reported using the equity method. Other investments also include Ambac's equity interest in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.
Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit Other-than temporary Impairments (1)
June 30, 2019:
Fixed income securities:
Municipal obligations	$312,476	$31,106	$909	$342,673	$—
Corporate obligations (2)	1,365,426	35,670	437	1,400,659	—
Foreign obligations	30,149	608	14	30,743	—
U.S. government obligations	94,211	2,634	39	96,806	—
Residential mortgage-backed securities	211,081	41,241	62	252,260	62
Collateralized debt obligations	136,547	47	441	136,153	—
Other asset-backed securities	316,077	28,861	55	344,883	—
	2,465,967	140,167	1,957	2,604,177	62
Short-term	772,214	87	2	772,299	—
	3,238,181	140,254	1,959	3,376,476	62
Fixed income securities pledged as collateral:
U.S. government obligations	84,418	—	—	84,418	—
Total fixed income securities pledged as collateral	84,418	—	—	84,418	—
Total available-for-sale investments	$3,322,599	$140,254	$1,959	$3,460,894	$62

December 31, 2018:
Fixed income securities:
Municipal obligations	$882,631	$14,364	$17,076	$879,919	$5
Corporate obligations (2)	1,288,882	6,444	17,204	1,278,122	—
Foreign obligations	30,496	399	61	30,834	—
U.S. government obligations	93,636	1,371	613	94,394	—
Residential mortgage-backed securities	221,825	37,575	793	258,607	27
Collateralized debt obligations	133,075	8	1,727	131,356	—
Other asset-backed securities	370,199	72,868	624	442,443	—
	3,020,744	133,029	38,098	3,115,675	32
Short-term	430,405	23	97	430,331	—
Total available-for-sale investments	$3,451,149	$133,052	$38,195	$3,546,006	$32

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of June 30, 2019 and December 31, 2018.

(2)	Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.

| Ambac Financial Group, Inc. 34 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2019, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$885,076	$885,352
Due after one year through five years	1,094,834	1,114,706
Due after five years through ten years	391,425	411,322
Due after ten years	287,559	316,218
	2,658,894	2,727,598
Residential mortgage-backed securities	211,081	252,260
Collateralized debt obligations	136,547	136,153
Other asset-backed securities	316,077	344,883
Total	$3,322,599	$3,460,894

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2019:
Fixed income securities:
Municipal obligations	$21,593	$325	$25,981	$584	$47,574	$909
Corporate obligations	22,520	78	34,130	359	56,650	437
Foreign obligations	281	—	3,061	14	3,342	14
U.S. government obligations	2,833	21	2,272	18	5,105	39
Residential mortgage-backed securities	4,500	62	—	—	4,500	62
Collateralized debt obligations	83,555	441	—	—	83,555	441
Other asset-backed securities	4,394	13	5,167	42	9,561	55
	139,676	940	70,611	1,017	210,287	1,957
Short-term	4,695	2	—	—	4,695	2
Total temporarily impaired securities	$144,371	$942	$70,611	$1,017	$214,982	$1,959

| Ambac Financial Group, Inc. 35 2019 Second Quarter FORM 10-Q |

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
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of June 30, 2019 and December 31, 2018 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled.

As of June 30, 2019, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at June 30, 2019, $45,718 of the total fair value and $573 of the unrealized loss related to below investment grade and non-rated securities. The remainder of gross unrealized losses as of June 30, 2019, are primarily on investment grade fixed-rate securities purchased during periods of lower interest rates. Management believes that the timely receipt of all principal and interest on these positions is probable.
Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.

| Ambac Financial Group, Inc. 36 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross realized gains on securities	$10,218	$41,974	$34,437	$53,028
Gross realized losses on securities	(211)	(1,641)	(4,499)	(3,029)
Net foreign exchange (losses) gains	25,853	6,815	23,155	2,011
Net realized gains (losses)	$35,860	$47,148	$53,093	$52,010
Net other-than-temporary impairments (1)	$—	$(1,014)	$(29)	$(1,313)

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

The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of June 30, 2019 and 2018 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$12,454	$67,085
Additions for credit impairments recognized on:
Securities not previously impaired	—	226
Securities previously impaired	—	98
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(774)	(28,677)
Balance, end of period	$11,680	$38,732

Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Cash, cash equivalents and securities held directly in Ambac’s investment portfolio with a fair value of $119,853 and $102,904 at June 30, 2019 and December 31, 2018, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”. Refer to Note 9. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $7,613 and $5,975 at June 30, 2019 and December 31, 2018, respectively, were deposited with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1,412 at June 30, 2019 were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $205,960 and $209,983 at June 30, 2019 and December 31, 2018, respectively, were pledged as collateral and as sources of funding to repay the Secured Notes issued by Ambac LSNI. The securities may not be transferred or repledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of interest payments and partial redemptions of the Secured Notes held by Ambac Assurance. The amount of such proceeds held by Ambac Assurance was $0 and $19,405 at June 30, 2019 and December 31, 2018, respectively, and is included in Restricted cash on the Consolidated Balance Sheet.

| Ambac Financial Group, Inc. 37 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2019 and December 31, 2018, respectively:

	Municipal Obligations	Corporate Obligations (3)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
June 30, 2019:
Ambac Assurance Corporation (2)	$164,258	$585,922	$450,449	$1,200,629	CCC-
National Public Finance Guarantee Corporation	13,587	—	—	13,587	BBB-
Total	$177,845	$585,922	$450,449	$1,214,216	CCC-

December 31, 2018:
Ambac Assurance Corporation (2)	$833,241	$656,473	$599,185	$2,088,899	CC
National Public Finance Guarantee Corporation	15,600	—	—	15,600	BBB-
Total	$848,841	$656,473	$599,185	$2,104,499	CC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $0 and $144,672 at June 30, 2019 and December 31, 2018, respectively, insured by Ambac UK.

(3)	Represents Ambac's holdings of secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by Ambac Assurance.
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. The fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using NAV as a practical expedient. In addition to these investments, Ambac has unfunded commitments at June 30, 2019 of $25,000 with an investment fund that focuses on middle-market enterprise debt and preferred equity.

	Fair Value
Class of Funds	June 30, 2019	December 31, 2018	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$15,831	$16,123	quarterly	10 business days
Interest rate products (2) (7)	233,904	177,357	daily, weekly or monthly	0 - 30 days
Illiquid investments (3)	38,385	84,297	quarterly	180 days
Insurance-linked investments (4)	27,752	29,318	quarterly	90-120 days
Equity market investments (5) (7)	50,691	43,954	daily	0 days
Credit products (6)	60,000	—	quarterly	90 days
Total equity investments in pooled funds	$426,563	$351,049

(1)	Investments consist of UK property to generate income and capital growth.

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

(4)
This class aims to provide returns from the insurance and reinsurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments. Redemption periods are quarterly, subject to 90-day notice for January/July redemption dates and 120-day notice for April/October redemption dates. Ambac provided its redemption notice and received $24,804 in July 2019 in settlement of $24,698 of the above June 30, 2019 balance for insurance-linked investment funds.

(5)	Investments represent a diversified exposure to global equity market returns through holdings of various regional market index funds.

(6)
This class seeks to generate superior risk-adjusted returns through selective asset sourcing, active trading and hedging strategies within structured credit markets, including mortgage-backed securities, commercial real estate securities and loans, CLOs, REITs and asset-backed securities. Redemptions prior to June 30, 2020, or with 60 days’ notice are subject to a 5% fee. Aggregate fund-level redemptions may be limited to 25% of the fund’s assets per quarter.

| Ambac Financial Group, Inc. 38 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(7)
Interest rate products include $78,998 at June 30, 2019 and $27,154 at December 31, 2018 and equity market investments include $50,691 at June 30, 2019 and $43,954 at December 31, 2018 that have readily determinable fair values priced through pricing vendors.

Ambac also holds an equity interest in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which is accounted for under the equity method.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed income securities	$74,137	$60,499	$117,803	$169,848
Short-term investments	5,481	2,438	9,594	5,278
Loans	182	179	366	367
Investment expense	(1,471)	(1,374)	(2,882)	(3,200)
Securities available-for-sale and short-term	78,329	61,742	124,881	172,293
Other investments	8,130	4,920	16,420	4,609
Total net investment income	$86,459	$66,662	$141,301	$176,902

Net investment income from Other investments primarily represents changes in fair value on securities classified as trading or under the fair value option, income from investment limited partnerships accounted for under the equity method and the above noted equity interest in an unconsolidated trust accounted for under the equity method.
The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains (losses) recognized during the period on trading securities	$6,766	$3,632	$13,713	$2,053
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	2,664	344	3,572	1,325
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$4,102	$3,288	$10,141	$728

| Ambac Financial Group, Inc. 39 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
June 30, 2019:
Derivative Assets:
Interest rate swaps	$72,395	$239	$72,156	$—	$72,156
Futures contracts	220	—	220	—	220
Total non-VIE derivative assets	$72,615	$239	$72,376	$—	$72,376
Derivative Liabilities:
Credit derivatives	$861	$—	$861	$—	$861
Interest rate swaps	87,623	239	87,384	86,427	957
Total non-VIE derivative liabilities	$88,484	$239	$88,245	$86,427	$1,818
Variable Interest Entities Derivative Assets:
Currency swaps	$62,941	$—	$62,941	$—	$62,941
Total VIE derivative assets	$62,941	$—	$62,941	$—	$62,941
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,818,273	$—	$1,818,273	$—	$1,818,273
Total VIE derivative liabilities	$1,818,273	$—	$1,818,273	$—	$1,818,273

December 31, 2018:
Derivative Assets:
Interest rate swaps	$59,768	$300	$59,468	$—	$59,468
Total non-VIE derivative assets	$59,768	$300	$59,468	$—	$59,468
Derivative Liabilities:
Credit derivatives	$1,459	$—	$1,459	$—	$1,459
Interest rate swaps	72,161	300	71,861	67,126	4,735
Futures contracts	3,379	—	3,379	3,379	—
Total non-VIE derivative liabilities	$76,999	$300	$76,699	$70,505	$6,194
Variable Interest Entities Derivative Assets:
Currency swaps	$66,302	$—	$66,302	$—	$66,302
Total VIE derivative assets	$66,302	$—	$66,302	$—	$66,302
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,712,062	$—	$1,712,062	$—	$1,712,062
Total VIE derivative liabilities	$1,712,062	$—	$1,712,062	$—	$1,712,062

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $35,435 and $102,904 as of June 30, 2019 and December 31, 2018, respectively. There were no amounts held representing an obligation to return cash collateral as of June 30, 2019 and December 31, 2018.

| Ambac Financial Group, Inc. 40 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$310	$(217)	$783	$(563)
Interest rate swaps	Net gains (losses) on derivative contracts	(7,377)	1,620	(10,109)	6,163
Futures contracts	Net gains (losses) on derivative contracts	(28,345)	7,529	(42,245)	28,523
Total Non-VIE derivatives		$(35,412)	$8,932	(51,571)	34,123
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$3,713	$14,143	(3,361)	5,526
Interest rate swaps	Income (loss) on variable interest entities	(36,370)	163,229	(106,211)	213,038
Total Variable Interest Entities		(32,657)	177,372	(109,572)	218,564
Total derivative contracts		$(68,069)	$186,304	$(161,143)	$252,687

Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at June 30, 2019, include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The gross principal notional outstanding for CDS contracts was $284,350 and $295,342 as of June 30, 2019 and December 31, 2018, respectively, all of which had internal Ambac ratings of AA in both periods.
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps and US Treasury futures contracts to provide an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of June 30, 2019 and December 31, 2018 the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	June 30, 2019	December 31, 2018
Interest rate swaps—receive-fixed/pay-variable	$341,415	$493,368
Interest rate swaps—pay-fixed/receive-variable	1,266,634	1,121,532
US Treasury futures contracts—short	1,375,000	1,760,000

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of June 30, 2019 and December 31, 2018 are as follows:

	Notional
Type of VIE Derivative	June 30, 2019	December 31, 2018
Interest rate swaps—receive-fixed/pay-variable	$1,393,935	$1,399,532
Interest rate swaps—pay-fixed/receive-variable	1,150,451	1,176,748
Currency swaps	329,626	344,992
Credit derivatives	9,530	10,254

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

| Ambac Financial Group, Inc. 41 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Assurance is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.
As of June 30, 2019 and December 31, 2018, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $86,696 and $67,071, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $103,764 and $83,700, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on June 30, 2019, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
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

As of June 30, 2019 Ambac estimates it had U.S. federal ordinary net loss carryforwards totaling approximately $3,476,826, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032, with the exception of the estimated tax loss generated during the six months ended June 30, 2019 of $53,122, which if Ambac remains in a loss position at year end 2019, will expire in 2040.
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

Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S.	$(57,408)	$13,104	$(120,812)	$310,846
Foreign	(42,699)	(6,796)	(20,505)	3,771
Total	$(100,107)	$6,308	$(141,317)	$314,617

Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current taxes
U. S. federal	$—	$—	$—	$—
U.S. state and local	284	645	(3,242)	1,682
Foreign	27,873	2,544	34,339	2,505
Current taxes	28,157	3,189	31,097	4,187
Deferred taxes
Foreign	165	(1,194)	(784)	413
Deferred taxes	165	(1,194)	(784)	413
Provision for income taxes	$28,322	$1,995	$30,313	$4,600

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
NOL Usage Table

NOL Usage Tier	Allocated NOLs			Applicable Percentage
A	The first	$479,000		15%
B	The next	$1,057,000	after Tier A	40%
C	The next	$1,057,000	after Tier B	10%
D	The next	$1,057,000	after Tier C	15%

As a result of positive taxable income at Ambac Assurance in 2017 and 2018, Ambac accrued approximately $44,381 of tax tolling payments.

•	In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which

| Ambac Financial Group, Inc. 42 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance was relieved of the requirement to make the 2017 tax tolling payment of approximately $27,868 by June 1, 2018.  Ambac also agreed to continue to defer receipt of the 2017 tax tolling payment from Ambac Assurance until such time as OCI consents to the payment.

•	Ambac accrued $16,513 of tolling payments based on Allocated NOLs used by Ambac Assurance in 2018, which was paid in July 2019.
For the six months ended June 30, 2019, Ambac Assurance generated a taxable loss of $60,991, therefore no additional Tolling Payments have been accrued.
Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
As of June 30, 2019, the remaining balance of the $3,650,000 NOL allocated to Ambac Assurance was $2,224,112. As of June 30, 2019 Ambac's NOL was $1,252,714.
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
Lessee information:
Ambac is the lessee in operating leases of corporate offices, data centers and equipment. Our leases, in effect at June 30, 2019, have remaining lease terms ranging from 1 to 11 years. One data center lease has an automatic renewal of one-year unless either party elects to terminate by providing 120 days notice prior to the renewal. This renewal feature is not recognized in the lease liability or right-of-use asset as it is not reasonably certain we will elect to renew. No other leases contain extension or termination provisions.

Lease costs are included in operating expenses on the consolidated statement of comprehensive income. The components of lease costs, net of sub-lessor income, is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$2,088	$3,614
Variable Lease Cost	122	301
Sublease income	(280)	(345)
Total lease cost	$1,930	$3,570

Ambac is required to make variable lease payments under certain leases which primarily related to variable costs of the lessor. Such costs include taxes, insurance, maintenance and electricity.
Supplemental information related to leases is as follows:

	Three Months Ended	Six Months Ended
Three Months Ended	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,743	$3,286
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash) (1)	14,939	29,299

(1)	Includes new right-of-use assets of $14,360 for the six months ended June 30, 2019 for leases which existed prior to the New Lease Standard implementation date of January 1, 2019.
Supplemental balance sheet information related to leases is as follows:

June 30, 2019
Operating leases:
Operating lease right of use assets	$26,529
Operating lease liabilities	29,664
Weighted average remaining lease term:
Operating leases	10.0 years
Weighted average discount rate:
Operating leases	7.9%

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

| Ambac Financial Group, Inc. 43 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Future undiscounted lease payments to be made are as follows:

As of June 30, 2019	Operating Leases
2019 (six months)	$2,043
2020	4,099
2021	3,970
2022	3,970
2023	3,970
Thereafter	25,883
Total lease payments	43,935
Less: imputed interest	(14,271)
Total	$29,664

Lessor information:
Ambac is the lessor in one operating sublease of corporate office space which has a remaining term of 10.5 years. There are no extension or termination provisions.
Future undiscounted lease payments to be received are as follows:

As of June 30, 2019	Operating Leases
2019 (six months)	$172
2020	1,038
2021	1,051
2022	1,078
2023	1,131
Thereafter	7,571
Total lease receipts	$12,041

12. COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
Litigation Against Ambac
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017).  On February 15, 2019, Ambac Assurance and the other defendants filed a motion to dismiss the second amended complaint (filed on December 17, 2018, following the court’s dismissal of the first amended complaint without prejudice on July 17, 2018). On April 16, 2019, Plaintiffs filed a brief in opposition to the defendants’ motion to dismiss the second amended complaint. Ambac Assurance and the other defendants filed reply briefs on May 16, 2019, and the court held a hearing on the motion to dismiss the second amended complaint on July 18, 2019. A decision has not yet been issued.
Financial Oversight and Management Board for Puerto Rico, et al. v. Autonomy Master Fund Limited, et al. (United States District

Court, District of Puerto Rico, No. 19-ap-00291, filed May 2, 2019). On May 2, 2019, the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board"), together with the Official Committee of Unsecured Creditors for the Commonwealth (the "Committee"), as Plaintiffs, filed an adversary proceeding against certain parties that filed proofs of claim on account of general obligation bonds issued by the Commonwealth of Puerto Rico, including Ambac Assurance. The complaint seeks declarations that the general obligation bonds are unsecured obligations and, in the alternative, seeks to avoid any security interests that holders of such bonds may have. On June 13, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and further stayed the case until November 30, 2019.
Financial Oversight and Management Board for Puerto Rico, et al. v. Ambac Assurance Corporation, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00363, filed May 20, 2019). On May 20, 2019, the Oversight Board, together with the Committee, as Plaintiffs, filed an adversary proceeding against certain parties that filed proofs of claim on account of bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA"), including Ambac Assurance. The complaint seeks declarations that the PRHTA bonds are only secured by revenues on deposit with the PRHTA Fiscal Agent and that PRHTA bondholders have no security interest in any other property of PRHTA or the Commonwealth, and in the alternative, to the extent such other security interests exist, the complaint seeks to avoid other security interests that holders of PRHTA bonds may have. On June 14, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and further stayed the case until November 30, 2019.
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

| Ambac Financial Group, Inc. 44 2019 Second Quarter FORM 10-Q |

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
Puerto Rico:
Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374, filed July 20, 2016). Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and the Puerto Rico Fiscal Agency and Financial Advisory Authority ("AAFAF") moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On August 7, 2019, the First Circuit denied certain of the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals.
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York. No. 1:17-cv-03804, filed May 2, 2017). Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On August 7, 2019, the First Circuit denied certain of the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals.
Bank of New York Mellon v. COFINA, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00133, filed May 16, 2017). Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On August 7, 2019, the First Circuit denied certain of the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals.
Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257, filed September 8, 2017) (the Commonwealth-COFINA Dispute). On February 21, 2019, on the joint motion of the agents for the Commonwealth and COFINA, the Oversight Board, AAFAF, and all participating interested parties, the District Court dismissed this case with prejudice. Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On August 7, 2019, the First Circuit denied certain of the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00159, filed June 8, 2017). On June 24, 2019, the First Circuit affirmed the District Court's dismissal of Ambac Assurance's claims for relief on the grounds that PROMESA deprives courts of jurisdiction to review the Oversight Board's certification determinations, and that PROMESA prohibits the Title III court from interfering with the political or governmental powers of the Commonwealth or the Commonwealth's property or revenues.
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the Committee, as Plaintiffs, filed a complaint against the Puerto Rico Public Buildings Authority (“PBA”) seeking declaratory judgment that the leases between PBA and its lessees-many of whom are agencies and instrumentalities of the Commonwealth-are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On March 12, 2019, Ambac Assurance and other interested parties were permitted to intervene in order to argue that the PBA leases are valid leases, and are entitled to administrative expense treatment under the Bankruptcy Code. Certain intervenor-defendants filed counterclaims for declarations to this effect, and a motion for judgment on the pleadings. On June 16, 2019, the Oversight Board announced that it had entered into a plan support agreement ("PSA") with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this adversary proceeding. On June 27, 2019, the Oversight Board moved to stay this adversary

| Ambac Financial Group, Inc. 45 2019 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

proceeding while it pursues confirmation of the plan contemplated in the PSA. On July 9, 2019, Ambac Assurance objected to the motion to stay. On July 24, 2019, the District Court referred this case to mediation and ordered this case stayed until November 30, 2019.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by Ambac Assurance. The court subsequently ordered certain consolidated procedures permitting parties in interest an opportunity to participate in litigation of the objection. On April 11, 2019, Ambac Assurance filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this omnibus claim objection. On June 25, 2019, the Oversight Board moved to stay proceedings related to this omnibus claim objection while it pursues confirmation of the plan contemplated in the PSA. On July 9, 2019, Ambac Assurance objected to the motion to stay. On July 24, 2019, the District Court referred this case to mediation and ordered this case stayed until November 30, 2019.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019). On May 30, 2019, Ambac Assurance filed a motion seeking an order that the automatic stay does not apply to certain lawsuits Ambac Assurance seeks to bring or to continue relating to bonds issued by the Puerto Rico Infrastructure Financing Authority ("PRIFA"), or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of Ambac Assurance's collateral. On July 24, 2019, the District Court referred this case to mediation and ordered this case stayed until November 30, 2019.
Student Loans Exposure:
Nat’l Collegiate Master Student Loan Trust v. Pa. Higher Education Assistance Agency (PHEAA) (Delaware Court of Chancery, C.A. No. 12111-VCS, filed March 21, 2016).  Plaintiffs purporting to act on behalf of fifteen National Collegiate Student Loan Trusts filed a lawsuit against PHEAA, a servicer of loans in the Trusts, alleging improprieties and deficiencies in servicing practices and seeking an order compelling PHEAA to submit to an emergency audit.  Other matters that have been contested in this litigation include the appointment of a successor Owner Trustee of the Trusts, because Wilmington Trust Company has resigned from its role as Owner Trustee, citing irreconcilable differences with Plaintiffs.  Ambac Assurance guaranteed certain securities issued by three of the Trusts and indirectly insures certain securities in six other Trusts.  On October 23, 2017, Ambac Assurance filed a motion to intervene in the action for the limited purpose of being heard regarding the appointment of a successor Owner Trustee and regarding WTC’s contractual commitment and obligation to remain in that role until such appointment is made. On April 10, 2018, the court (Vice Chancellor Slights) granted Ambac Assurance’s motion to intervene. On November 14, 2018, the court appointed Hon. Joseph J. Farnan, Jr. as Special Master and granted him authority to resolve non-dispositive disputes among the parties, including disputes concerning instructions to the Owner Trustee. The order appointing the Special Master also raises the annual expense caps that apply to the Owner Trustee and Indenture Trustee. On June 21, 2019, the Special Master denied an application by certain residual equity interest holders in the Trusts, which sought to compel the Owner Trustee to appoint certain counsel for the Trusts in CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The residual equity interest holders have appealed the Special Master’s ruling to Vice Chancellor Slights. Oral argument on that appeal is scheduled for October 1, 2019.
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

| Ambac Financial Group, Inc. 46 2019 Second Quarter FORM 10-Q |

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

•
Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “SDNY Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). On February 11, 2019, Ambac Assurance filed a petition for certiorari with the United States Supreme Court for review of the denial of Ambac Assurance’s motion to dismiss the Minnesota Action. On March 21, 2019, the United States Supreme Court directed U.S. Bank to respond to this petition for certiorari, which U.S. Bank did on May 22, 2019. Ambac Assurance filed a reply brief on June 5, 2019. The petition has been distributed for the October 1, 2019 conference. On July 16, 2019, the court granted in part and denied in part U.S. Bank's motion to dismiss the SDNY Action. The court dismissed Ambac Assurance's breach-of-contract and breach-of-fiduciary-duty claims based on U.S. Bank's acceptance of the settlement; and dismissed Ambac Assurance's declaratory judgment claims regarding the occurrence of an Event of Default and U.S. Bank's future distribution of trust recoveries through the waterfall. The court denied the motion to dismiss Ambac Assurance's breach-of-contract claims based on U.S. Bank's past distribution of trust recoveries through the waterfall.

•
In re application of Deutsche Bank National Trust Company as Trustee of the Harborview Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018.  In opposing DBNT’s request for an order instructing it to accept the proposed settlement concerning Harborview 2006-9, Ambac Assurance sought a period of discovery before resolution on the merits. Ambac Assurance has issued document requests to DBNT and subpoenas for documents to Countrywide Home Loans and Bank of America N.A. and DBNT has issued document requests to Ambac Assurance. At an initial conference on April 15, 2019, the court encouraged the parties to meet and confer regarding a case schedule pursuant to which discovery would be completed within four months.

Other Litigation
U.S. Securities and Exchange Commission (the “SEC”) v. Citigroup Global Markets Inc. (“Citigroup”) (United States District Court Southern District of New York, Docket No. 11-CV-7387, filed in October 2011). This suit related to a collateralized debt obligation transaction arranged by Citigroup in which Ambac Credit Products,

LLC ("ACP") (insured by Ambac Assurance) provided credit protection through a credit default swap to a bank counterparty that was exposed to the transaction. Citigroup was found to have misled ACP and the other parties to the transaction, and the SEC and Citigroup reached a settlement of this action for $285,000. The presiding judge approved the settlement in August of 2014. A fair fund has been established to distribute the $285,000 (plus interest and $2,550 received from a related proceeding less costs and taxes). RCB Fund Services (the “Distribution Agent”) was appointed as distribution agent for the fund and invited participants in the CDO transaction to provide information regarding their investments in the CDO transaction. Ambac Assurance filed a submission with the requested information on February 28, 2018. The Distribution Agent, in consultation with the SEC, developed a distribution plan for the fair fund, which was filed with the Court on July 1, 2019. On the same day, the SEC filed with the Court a memorandum in support for an order to approve the distribution plan. The distribution plan provides for ACP and Ambac Assurance to receive approximately $142,000 from the fair fund. The Court approved the distribution plan at the conclusion of the hearing on August 8, 2019. Ambac will record such amounts in net income in the period in which all contingencies are resolved and the gain is realized. Ambac has not recorded any receivable for its estimated portion of these settlement proceeds.

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

| Ambac Financial Group, Inc. 47 2019 Second Quarter FORM 10-Q |

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

| Ambac Financial Group, Inc. 48 2019 Second Quarter FORM 10-Q |

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
At June 30, 2019, Ambac owned $427 million of distressed Ambac-insured bonds, including $146 million of Puerto Rico bonds insured by Ambac Assurance. Subject to applicable internal and regulatory guidelines, market conditions and other constraints, Ambac will continue to opportunistically purchase Ambac-insured securities.
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

•
On February 12, 2019, the COFINA Plan of Adjustment ("POA") became effective. The POA, including certain related commutation transactions, and subsequent distributions resulted in a reduction of Ambac Assurance's insured exposure to COFINA by approximately 77% or $620 million to $185 million and a reduction in overall Puerto Rico exposure from $1.9 billion to $1.3 billion. Subsequent redemptions of obligations of the COFINA Class 2 Trust (as further described in the Financial Guarantees in Force section included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 2018) brought COFINA net par outstanding down to $178 million as of June 30, 2019;

•
On June 17, 2019, an Irish scheme of arrangement (the "Arrangement") under Part 9 of the Irish Companies Act 2014 was approved for the restructuring of Ballantyne Re plc ("Ballantyne"). This restructuring allowed for the commutation of $900 million of Ambac UK's net par outstanding. See below under Financial Guarantees in Force for further details of the Arrangement.

•	In January 2019, completed work with an issuer to refinance two watch list asset backed lease securitizations with net par outstanding of $95 million at December 31, 2018;

•	In February 2019, completed a commutation, via a refunding, of an adversely classified public finance transaction with net par outstanding of $350 million at December 31, 2018;

•
During the first two quarters of 2019, Ambac worked closely with servicers and owners of Master Servicing Rights to exercise clean-up calls on several watch list and adversely classified RMBS transactions with total net par outstanding of $70 million at December 31, 2018; and

•
During the first two quarters of 2019, Ambac benefited from the final paydown, refunding, or partial commutation of three watch list exposures and three adversely classified exposures that were subject to risk remediation efforts, including aircraft asset backed securitization transactions, public finance general obligation and transportation transactions, investor owned utility transaction, and an international university transaction with total net par outstanding at December 31, 2018 of $269 million.

The following table provides a comparison of total, adversely classified credits ("ACC") and watch list credits net par outstanding in the insured portfolio at June 30, 2019 and December 31, 2018. Net par exposures within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

| Ambac Financial Group, Inc. 49 2019 Second Quarter FORM 10-Q |

($ in billions)	June 30, 2019	December 31, 2018	Variance
Total	$42.2	$46.9	$(4.7)	(10)%
ACC	8.3	10.9	(2.5)	(23)%
Watch list	8.9	9.0	(0.1)	(2)%
The overall reduction in total net par outstanding resulted from active de-risking initiatives at Ambac Assurance and Ambac UK, including the transactions noted above, as well as scheduled maturities, amortizations, commutations, refundings and calls.
The decrease in adversely classified credit exposures is primarily due to active risk reductions and paydowns or calls by issuers, mostly related to Puerto Rico, Ballantyne, public finance, aircraft asset backed and residential mortgage-backed securities.
Although our insured portfolio has generally performed satisfactorily in 2019, we continue to experience stress in certain insured exposures, particularly related to our exposure to Puerto Rico consisting of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
Ambac:
As of June 30, 2019 cash, investments and receivables of Ambac were $469 million.

($ in millions)
Cash and short-term investments	$312
Other investments (1)	112
Receivables (2)	45
Total	$469

(1)	Includes surplus notes (fair value of $61 million) issued by Ambac Assurance that are eliminated in consolidation.

(2)
Includes accruals for tolling payments from Ambac Assurance in accordance with the Amended Tax Sharing Agreement ($44 million, of which $16.5 million was received in July 2019), investment income due and accrued and other receivables.

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

Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the six months ended June 30, 2019 included the following:

($ in millions)
Net income (1)	$13
Gain (loss) on foreign currency translation	(4)
Unrealized (losses) on non-functional currency available-for-sale securities	(20)
Impact on total comprehensive income (loss)	$(11)

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
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at June 30, 2019 and December 31, 2018. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policy that insures the notes issued by Ambac LSNI as defined in Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018:

| Ambac Financial Group, Inc. 50 2019 Second Quarter FORM 10-Q |

($ in millions)	June 30, 2019	December 31, 2018
Public Finance (1) (2)	$20,843	$23,442
Structured Finance	8,197	9,947
International Finance	13,147	13,538
Total net par outstanding	$42,187	$46,927

(1)	Includes $5,722 and $5,759 of Military Housing net par outstanding at June 30, 2019 and December 31, 2018, respectively.

(2)
Includes $1,253 and $1,880 of Puerto Rico net par outstanding at June 30, 2019 and December 31, 2018, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

Total net par outstanding decreased $4,740 million from December 31, 2018.

•
Reductions in public finance net par outstanding included $829 million from calls of insured exposures, $627 million relating to COFINA, $360 million relating to commutations via refunding of adversely classified public finance general obligation and transportation transactions, $25 million relating to a remediation related refunding of a watch list public finance transaction and $768 million from scheduled paydown activity.

•
Reductions in structured finance net par were primarily due to the commutation of Ballantyne, an adversely classified structured insurance transaction, totaling $900 million, RMBS commutations and paydowns of $530 million and refundings of two watch list asset backed securitizations totaling $95 million.

•
Decreases in international finance were primarily due to policy runoff including paydowns, including a risk remediation related reduction to aircraft asset-backed securitizations totaling $212 million and a decrease in foreign exchange rates of $57 million, primarily related to changes in the British Pound.

Although insured net par outstanding has decreased during 2019, the size of the portfolio is significantly greater than the equity of Ambac. Accordingly, financial stress in the insured portfolio could have a material adverse effect on Ambac's financial condition and results of operations.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of June 30, 2019:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$29,450	$29,450
British Pounds		£8,323	10,571
Euros		€1,568	1,784
Australian Dollars	A$	545	382
Total			$42,187
Ambac discloses its exposures by currency to help interested parties understand its insured book of business. These insured exposures do not represent the cash outflows that may result from such insurance policies.
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1.3 billion as of June 30, 2019. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees. Refer to Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
Financial Developments
COFINA Debt Restructuring
On January 16-17, 2019, the hearings for the confirmation of the COFINA Plan of Adjustment ("POA") and the Commonwealth 9019 motion were held. On February 4, 2019, the COFINA POA was confirmed and the Commonwealth 9019 motion was approved by the U.S. District Court for the District of Puerto Rico. On February 12, 2019, the COFINA POA went effective. As a result of the POA and related transactions, Ambac Assurance's insured COFINA bond exposure decreased by $603 million net par to approximately $202 million net par (a reduction of $5.5 billion of net principal and interest to $1.8 billion of net principal and interest). As a result of the POA, commutations, amendments, and subsequent redemptions of obligations of the COFINA Class 2 Trust (as further described in the Financial Guarantees in Force section included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 2018), COFINA net par outstanding decreased to $178 million as of June 30, 2019. Ambac Assurance's remaining policy obligation of $178 million net par is an asset of the COFINA Class 2 Trust, which also holds a ratable distribution of cash and new COFINA bonds, the interest and principal from which can be used to partially offset Ambac’s remaining insurance liability.
At this time, it is unclear what impact the COFINA restructuring will have on the prospective recoveries of Ambac Assurance's other insured Puerto Rico instrumentalities.
Fiscal Plan
On May 9, 2019, the Oversight Board certified its own version of a new Commonwealth Fiscal Plan, which supersedes the previous Commonwealth Fiscal Plan certified on October 23, 2018. In the latest Commonwealth Fiscal Plan, the annual Commonwealth budget surpluses are lower in the short term but larger in the long term because of a longer than previously expected rollout of federal disaster spending. The new surplus through fiscal 2024 is just under $14 billion, whereas the previous plan was almost $18 billion. The plan projects a 30-year surplus of $19.7 billion, but $5.4 billion of that money may not be available to the Commonwealth because it is being generated by public corporations. This compares to a 30-year surplus of just under $13 billion under the previous fiscal plan.
As was the case with prior fiscal plans for the Commonwealth of Puerto Rico, the new Commonwealth Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to assess the possible impact that Fiscal Plan changes may have

| Ambac Financial Group, Inc. 51 2019 Second Quarter FORM 10-Q |

on creditor outcomes or Ambac's financial condition, including liquidity, loss reserves and capital resources.
It is unclear if there will be subsequent Fiscal Plan revisions and re-certifications by the Oversight Board, and what the related implications may be for Ambac's insured exposures. Counsel for the Oversight Board told the Title III court during the July 24, 2019 omnibus hearing that the Oversight Board is aiming to file a Commonwealth Plan of Adjustment within the next few weeks or as soon as reasonably possible.
On June 7, 2019, the Oversight Board certified its own version of the Fiscal Plan for the Puerto Rico Highways and Transportation Authority ("PRHTA"). Without considering Fiscal Plan measures, the PRHTA’s total financial surplus over the six-year plan period is projected to be $31million. However, after taking into account the measures set forth in the Fiscal Plan, the Oversight Board states that the cumulative surplus over that six-year period would grow to $493 million.
It is unknown if and when a PRHTA Plan of Adjustment will be filed by the Oversight Board or confirmed by the court overseeing the Title III proceedings. It is also unknown if and when other Puerto Rico instrumentalities, which have debt outstanding insured by Ambac Assurance, will be filed under Title III and what effect their Fiscal Plans and/or Plans of Adjustment may have on Ambac's financial position. No assurances can be given that Ambac's financial profile will not suffer a materially negative impact as an ultimate result of the Commonwealth Fiscal Plan, a Commonwealth Plan of Adjustment, or any future changes or revisions to the Commonwealth Fiscal Plan or Fiscal Plans and/or Plans of Adjustment for PRHTA or other Puerto Rico instrumentalities.
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
As of the May 31, 2019 bank account report published by AAFAF, the balances of bank accounts for various Puerto Rico government entities and instrumentalities totaled $14 billion. According to the report, various account balances are considered restricted for different government entities or due to Title III proceedings. However, it is unclear if these restricted designations are inaccurate or outdated since any legal analysis that may have been conducted to determine the restricted or unrestricted nature of funds in non-Treasury Single Account bank accounts has not been made publicly available. Consequently, the purported lack of access to restricted funds could limit the financial flexibility of the Commonwealth and its instrumentalities to provide essential and non-essential services. More generally, the lack of clear, consistent and complete information regarding account balances could further strain debt resolution timelines and potential severities for creditors, including Ambac Assurance.
On March 15, 2019, the Oversight Board announced the release of the Duff & Phelps, LLC report on the bank and investment account balances held by 164 Commonwealth entities and instrumentalities but signaled that the comprehensive forensic investigation into the liquidity of the Puerto Rico government would continue. The Oversight Board said the report is one element of the probe into the sources and uses of public funds, and legal restrictions on these funds to protect the ability of the Government to provide public services to the people of Puerto Rico. The report uses labels for summarized bank account information, including "Reconciled" which refers to bank account information which has been reconciled to information received from a financial institution. After reconciling the financial information provided by the Commonwealth and the financial institutions holding the funds, the report found a total 1,159 accounts with a total value of about $10.2 billion belonging to the Commonwealth entities and instrumentalities, as of June 30, 2018. The report said the cash balances were self-reported by the Commonwealth entities as restricted and unrestricted, but this classification continues under analysis. According to the report, the cash balance of all identified accounts totals to $11.6 billion, of which $10.2 billion represents the total value of reconciled accounts belonging to Commonwealth entities in Title III. The report indicates the reconciled unrestricted cash position is $4.6 billion, but states that it does not purport to determine if any of the funds are validly restricted or contended to be restricted in litigation. Additional or updated detailed bank account information, especially with regards to any comprehensive forensic investigation that has or is being conducted, has not been made publicly available.
As of July 12, 2019, the Treasury Single Account cash position, as reported by the Puerto Rico Treasury Department, was $7.2 billion and still exceeds the $1.1 billion threshold to access Community Disaster Loan financing.
Political Developments
Resignation of Governor Ricardo Rosselló
On July 24, 2019, Governor Ricardo Rosselló announced his resignation as Governor of the Commonwealth of Puerto Rico effective August 2, 2019. Rosselló stepped-down following a number of resignations of cabinet and administration officials, the arrest of two of those officials, former Puerto Rico Education Secretary Julia Keleher and former Puerto Rico Health Insurance Administration Executive Director Angela Aviles, in connection with a federal probe targeting corruption, and the disclosure of nearly 900 pages of exchanges leaked and published by The Center for Investigative Journalism showing inflammatory remarks in a group text between Rosselló, his top aides, his Cabinet members and others.
On July 31, 2019, Governor Rosselló issued a press release announcing he had selected Pedro R. Pierluisi, a former Puerto Rico Secretary of Justice and Resident Commissioner, to serve as the Secretary of State (next in succession order from the governor). On August 2, 2019, Rosselló stepped down and Pierluisi was sworn in as Governor following Pierluisi’s confirmation as Secretary of State by the House of Representatives of Puerto Rico. However, on August 7, 2019, the Supreme Court of Puerto Rico ruled that Pierluisi’s swearing-in was unconstitutional given that he had only been approved as Secretary of State by only one chamber of Puerto

| Ambac Financial Group, Inc. 52 2019 Second Quarter FORM 10-Q |

Rico’s congress. On the same date, Pierluisi was removed from office and Secretary of Justice Wanda Vázquez (next in succession order after Secretary of State) was sworn in as the new Governor, per Act 7-1952.
The level of governmental uncertainty and leadership turnover occurring in Puerto Rico is unprecedented. Increased political uncertainty at the local level may have a potential impact on federal support of Commonwealth needs going forward. In addition, appointing new or inexperienced public officials at the cabinet or agency level could result in poor public policy or financial management and performance, which may in turn negatively impact creditor outcomes and Ambac's results of operations and financial condition.
The political turmoil in Puerto Rico has already affected the administration of federal aid as evidenced by FEMA issuing a press release on July 25, 2019 stating that FEMA has reinstated the manual drawdown process for the Commonwealth of Puerto Rico requiring the Puerto Rico government to first receive approval from FEMA to draw down grant funds for Hurricanes Irma and Maria recover due to the ongoing leadership changes within the Puerto Rican government, combined with continued concern over Puerto Rico’s history of fiscal irregularities and mismanagement; and Housing and Urban Development ("HUD") Secretary Ben Carson issuing a press release on August 2, 2019 stating that HUD will appoint a federal financial monitor to oversee the disbursement of disaster recovery dollars to Puerto Rico to address Puerto Rico’s alleged corruption, fiscal irregularities and mismanagement.
It is unclear how the political situation in Puerto Rico will be stabilized, if and how it may further impact or delay distribution of federal aid, and how creditors of the Commonwealth of Puerto Rico will be ultimately affected.
Plan Support Agreement
On June 16, 2019, the Oversight Board announced that it had entered into a Plan Support Agreement ("PSA") with certain holders of approximately $3 billion in general obligation and Puerto Rico Public Buildings Authority bonds. The agreement includes a framework for a plan of adjustment to resolve $35 billion in liabilities, including a restructuring of $18 billion in constitutional debt. Such a plan would also reduce the amount of Commonwealth-related bonds outstanding to less than $12 billion - a reduction of more than 60%. According to the Oversight Board, the Commonwealth’s debt service, including principal and interest over the next 30 years, would be cut by about half, to $21 billion from $43 billion. In conjunction, over $50 billion of pension obligations are expected to be adjusted.
It is unknown if and how the PSA may be modified, when exactly a Commonwealth Plan of Adjustment will be filed and what elements of the PSA may be incorporated into a Commonwealth Plan of Adjustment ("POA"), what Commonwealth instrumentalities may have their debt adjusted as a result of the PSA or Commonwealth POA, and what effect the PSA or Commonwealth POA will have on debt outstanding that insured by Ambac Assurance. No assurances can be given that Ambac's financial profile will not suffer a materially negative impact as an ultimate result of the PSA or Commonwealth POA or any future changes or revisions therein.

Stay on Litigation
On July 24, 2019, Judge Swain ordered a 120-day stay on claims objections and adversary proceedings, which is set to expire on November 30, 2019. The purpose of the stay is to identify efficiently the issues that must be litigated or otherwise resolved to achieve confirmation of a plan of adjustment for the Commonwealth (and other debtors and potential debtors in Title III proceedings) and prioritize such issues and develop efficient approaches to the resolution of such issues. In mediation, parties in the cases and Judge Barbara Houser will focus on identifying key and gating issues, assess their crosscutting and collateral implications, seek to reach substantial consensus as to the prioritization of matters for litigation or mediation, and formulate a proposed schedule and appropriate notice and participation mechanisms that are as standardized and comprehensive as possible. The terms of the order require participation by the following parties:

•	The Oversight Board;

•	AAFAF;

•	The official committee of unsecured creditors;

•	The official committee of retired employees;

•	The movants or plaintiffs in each of the adversary proceedings and contested matters that are listed in the appendix attached to the motion, and the applicable defendants and respondents; and

•	Parties in interest who have appeared in such proceedings to date (or appropriate representatives of such groups).
At the Omnibus hearing, also on July 24, 2019, Judge Houser stated she hopes that working with the various parties would result in successfully coming to agreed or substantially agreed scheduling orders, and then, in addition, through substantive mediation, a substantially consensual plan or plans for the Title III debtors in these cases.
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

| Ambac Financial Group, Inc. 53 2019 Second Quarter FORM 10-Q |

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
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the quarter ended June 30, 2019, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $50 million, which was impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition.
Ballantyne Re Plc
Following entry into a lock-up agreement with Ballantyne Re plc ("Ballantyne"), Assured Guaranty Europe plc and Assured Guaranty Corp., certain Ballantyne Class A Noteholders, Security Life of Denver Insurance Company ("SLD") and Swiss Re Life and Health America Inc. ("SRLHA") Ballantyne commenced, under Irish law, a restructuring transaction in respect of its obligations under its Class A-1 Notes, Class A-2a Notes, Class A-2b Notes, Class A-3a Notes, Class A-3b Notes, Class A-3c Notes and Class A-3d Notes (together, the "Scheme Notes") (the "Restructuring"). The Class A-2a Notes, the Class A-3a Notes, the Class A-3b Notes, the Class A-3c Notes and the Class A-3d Notes had a guarantee from Ambac UK (the "Ambac UK Guaranteed Notes").
The Restructuring was commenced by Ballantyne on April 25, 2019 and was implemented through an Irish scheme of arrangement (the "Arrangement") under Part 9 of the Irish Companies Act 2014 which required the consent of the requisite majorities of the relevant Class A Noteholders at each Arrangement meeting. The Arrangement was approved on June 17, 2019 and the Restructuring was implemented on the terms proposed.
The key features of the Restructuring were as follows:

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

| Ambac Financial Group, Inc. 54 2019 Second Quarter FORM 10-Q |

With the approval of the Arrangement and the implementation of the Restructuring, it is intended that Ballantyne will be wound-up by way of a solvent liquidation.

With the successful implementation of the Restructuring, Ambac UK has ceased to have any exposure with respect to the obligations of Ballantyne.

Exposure Concentrations within each Market
The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at June 30, 2019:

($ in millions)	Bond Type	Ambac Ratings (1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	Lease and Tax-backed Revenue	BBB+	$783	1.9%
Massachusetts Commonwealth - GO	General Obligation	AA	586	1.4%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	Stadium	BBB	549	1.3%
Hickam Community Housing LLC	Housing Revenue	BBB	467	1.1%
Bragg Communities, LLC	Housing Revenue	A-	418	1.0%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	Lease and Tax-backed Revenue	BIG	414	1.0%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	Lease and Tax-backed Revenue	BIG	403	1.0%
New Jersey Economic Development Authority - School Facilities Construction	Lease and Tax-backed Revenue	BBB+	400	0.9%
Monterey Bay, CA - Military Housing	Housing Revenue	BBB+	326	0.8%
Fort Bliss/White Sand Missile Range Housing LP	Housing Revenue	BBB+	308	0.7%
Total			$4,654	11.0%

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
Net par related to the top ten U.S. public finance exposures reduced $535 million from December 31, 2018. Changes in these exposure amounts will occur due to scheduled paydowns, calls and refundings executed during the period. During 2019, due to a deal restructuring and commutation, Puerto Rico Sales Tax Financing Corporation Senior Sales Tax Revenue (COFINA) and Massachusetts Port Authority Special Facility Revenue Bonds, respectively, were removed from the top ten largest U.S. public finance exposures offset by the addition of Monterey Bay, CA - Military Housing and Fort Bliss/White Sand Missile Range Housing LP.
The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at June 30, 2019:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	$450	1.1%
Timberlake Financial, LLC	Structured Insurance	BBB	429	1.0%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	Mortgage Backed Securities	BBB	420	1.0%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1	Mortgage Backed Securities	BBB	289	0.7%
Option One Mortgage Loan Trust 2007-FXD1	Mortgage Backed Securities	BIG	223	0.5%
Terwin Mortgage Trust Asset-Backed Certificates, Series 2006-6	Mortgage Backed Securities	BIG	211	0.5%
Impac CMB Trust Series 2005-7	Mortgage Backed Securities	BIG	188	0.4%
Countrywide Asset-Backed Certificates Trust 2005-16	Mortgage Backed Securities	BIG	186	0.4%
Ownit Mortgage Trust 2006-OT1	Mortgage Backed Securities	BIG	181	0.4%
Basin Electric Power Cooperative	Investor Owned Utility	A-	169	0.4%
Total			$2,746	6.5%

| Ambac Financial Group, Inc. 55 2019 Second Quarter FORM 10-Q |

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

Net par related to the top ten U.S. structured finance exposures reduced $877 million from December 31, 2018. The change in top U.S. structured finance exposures primarily relates to the Ballantyne commutation and paydowns of RMBS during the six months ended June 30, 2019. As a result of the commutation, Ballantyne Re Plc was removed from the top ten largest U.S. structured finance exposures offset by the addition of Basin Electric Power Cooperative.
The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at June 30, 2019. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,297	3.1%
Capital Hospitals plc (2)	UK-Infrastructure	A-	867	2.1%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	841	2.0%
Anglian Water	UK-Utility	A-	781	1.9%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	734	1.7%
National Grid Gas	UK-Utility	A-	721	1.7%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	695	1.6%
RMPA Services plc	UK-Infrastructure	BBB+	560	1.3%
Catalyst Healthcare (Manchester) Financing plc (2)	UK-Infrastructure	BBB-	520	1.2%
National Grid Electricity Transmission	UK-Utility	A-	484	1.1%
Total			$7,500	17.8%

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
Net par related to the top ten international finance exposures reduced $86 million from December 31, 2018. International exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. During 2019, there was no change in the listing of exposures included within the top ten largest international exposures.
The concentration of net par amongst the top categories noted above (as a percentage of net par outstanding) has decreased since December 31, 2018 for both public finance and structured finance exposures and increased since December 31, 2018 for international exposures. Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.

| Ambac Financial Group, Inc. 56 2019 Second Quarter FORM 10-Q |

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade net par exposures at June 30, 2019 and December 31, 2018. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:
Note: AAA is less than 1% in both periods.

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice.

	Net Par Outstanding
Summary of Below Investment Grade Exposure ($ in millions)	June 30, 2019	December 31, 2018
Public Finance:
Lease and tax-backed (1)	$1,388	$2,025
General obligation (1)	412	434
Housing (2)	191	314
Transportation	27	378
Health care	25	25
Other	142	146
Total Public Finance	2,185	3,322
Structured Finance:
RMBS	3,835	4,205
Structured Insurance	—	900
Student loans	665	714
Other	33	53
Total Structured Finance	4,533	5,872
International Finance:
Other	768	924
Total International Finance	768	924
Total	$7,486	$10,118

(1)
Lease and tax-backed revenue includes $1,108 and $1,735 of Puerto Rico net par at June 30, 2019 and December 31, 2018, respectively. General obligation includes $145 and $145 of Puerto Rico net par at June 30, 2019 and December 31, 2018, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Relates to military housing net par.
The decrease in below investment grade exposures is primarily due to (i) the commutation or restructuring of certain structured insurance, lease and tax-backed and transportation transactions (including the Ballantyne and COFINA commutations), (ii) upgrades of certain military housing exposure, (iii) paydowns or calls by issuers, mostly related to residential mortgage-backed and other asset-backed securities and (iv) a termination of an international aircraft asset-backed transaction. Despite the decrease in below investment grade exposures, such exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.

| Ambac Financial Group, Inc. 57 2019 Second Quarter FORM 10-Q |

RESULTS OF OPERATIONS
Net loss attributable to common stockholders for the three months ended June 30, 2019 was $(128) million compared to net income attributable to common stockholders of $4 million for the three months ended June 30, 2018. The decrease was primarily due to the impact of the Ballantyne restructuring and commutation which drove (i) higher insurance intangible amortization for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, (ii) lower net premiums earned and (iii) a higher provision for income taxes, partially offset by (i) higher investment income and (ii) a loss and loss expense benefit for the three months ended June 30, 2019 compared to an expense for the three months ended June 30, 2018. The Ballantyne restructuring also positively impacted net realized gains on investment securities and adversely impacted other income as a result of changes in foreign currencies. Additionally, the three months ended June 30, 2019 included a net loss on derivative contracts compared to a net gain for the three months ended June 30, 2018.
Net loss attributable to common stockholders for the six months ended June 30, 2019 was $(172) million compared to net income attributable to common stockholders of $310 million for the six months ended June 30, 2018. The decrease was primarily driven by (i) a lower losses and loss expenses benefit for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, (ii) higher insurance intangible amortization, (iii) lower net premiums earned, (iv) lower net investment income, (v) net losses on derivative contracts compared to net gains for the six months ended June 30, 2018, and (vi) higher interest expense, partially offset by (i) higher gains on consolidated VIEs and (ii) lower operating expenses.
The Ballantyne restructuring transactions completed in June 2019, resulted in an aggregate loss of $83 million included in net loss attributable to common stockholders for the three and six months ended June 30, 2019. The COFINA restructuring completed in February 2019 resulted in an aggregate gain of $30 million included in net loss attributable to common stockholders for the six months ended June 30, 2019. As described further below, these transactions, along with the impact of the February 2018 Rehabilitation Exit Transactions, significantly impact the comparability of the results of operations for the periods presented.

A summary of our financial results is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Revenues:
Net premiums earned	$8	$26	$36	$57
Net investment income	86	67	141	177
Net realized investment gains (losses)	36	47	53	52
Net gains (losses) on derivative contracts	(35)	9	(52)	34
Net realized gains (losses) on extinguishment of debt	—	—	—	3
Income (loss) on variable interest entities	3	1	19	1
Expenses:
Losses and loss expenses (benefit)	(133)	33	(121)	(215)
Insurance intangible amortization	226	23	263	52
Operating expenses	29	26	54	62
Interest expense	67	62	135	111
Provision for income taxes	28	2	30	5
Net income (loss) attributable to common stockholders	$(128)	$4	$(172)	$310
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2019 and 2018, respectively.
Rehabilitation Exit Transactions. On February 12, 2018, Ambac Assurance executed the Rehabilitation Exit Transactions under which Deferred Amounts and a substantial portion of Ambac Assurance senior surplus notes were settled at a discount, with holders (other than Ambac) receiving in exchange, a consideration package of cash and debt securities (as more fully discussed in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018). As described further below, the completion of the Rehabilitation Exit Transactions, including the related changes to invested assets, loss reserves and debt of the Company, has a significant impact on the comparability of the results of operation for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
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

| Ambac Financial Group, Inc. 58 2019 Second Quarter FORM 10-Q |

receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue.
Net premiums earned decreased $18 million and $21 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of net premiums earned by market:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Normal Premium Earned:
Public finance	$7	$10	$15	$20
Structured finance	3	4	6	9
International finance	4	6	10	12
Total normal premiums earned	14	20	30	41
Accelerated Earnings:
Public finance	2	5	21	14
Structured Finance	(6)	1	(7)	1
International finance	(2)	—	(8)	—
Accelerated earnings	(6)	6	6	16
Total net premiums earned	$8	$26	$36	$57
The decrease in normal premiums earned in the three and six months ended June 30, 2019, is primarily attributable to the continued runoff of the portfolio in all markets. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Public Finance normal earned premiums were also impacted by a large reinsurance cession in the fourth quarter of 2018.
The increase in public finance accelerated earnings in the six months ended June 30, 2019, is primarily related to de-risking activity including the COFINA restructuring that occurred in February 2019. Structured finance negative accelerated earnings in the three and six months ended June 30, 2019, is primarily related to the Ballantyne commutation. International negative accelerated earnings in the six months ended June 30, 2019, is related to the termination of two commercial asset-backed exposures.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed income securities classified as available-for-sale, including investments in Ambac-insured securities. Investments in Ambac-insured securities are made opportunistically based on their risk/reward characteristics. As described further below, investment income from holdings of Ambac-insured securities for the periods presented have primarily been driven by restructuring transactions involving RMBS, Puerto Rico and Ballantyne bonds. Also, included in net investment income are net gains and (losses) on pooled investment funds and certain other investments that are classified as trading securities with changes in fair value recognized in earnings. Trading securities are included in Other investments on the Consolidated Balance Sheets. Most trading securities are currently in the Ambac UK portfolio and consist of pooled fund investments in diversified asset classes including equities, hedge funds (liquidated in the fourth quarter of 2018), loans, insurance-linked securities and property.
Net investment income from Ambac-insured securities, available for sale and short-term securities other than Ambac-insured and Other investments is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Securities available-for-sale: Ambac-insured (including Secured Notes)	$58	$49	$87	$147
Securities available-for-sale and short-term other than Ambac-insured	20	13	38	25
Other investments (includes trading securities)	8	5	16	5
Net investment income	$87	$67	$141	$177
Net investment income increased $20 million for the three months ended June 30, 2019 and decreased $36 million for the six months ended June 30, 2019, compared to the same periods in the prior year. The increase for the three months ended June 30, 2019 was driven primarily by accelerated accretion on Ballantyne bonds resulting from the June 2019 restructuring plus positive returns on fund investments. Income from other Ambac-insured securities declined due to the reduced amounts of Ambac-insured RMBS resulting from sales subsequent to the 2018 Rehabilitation Exit Transactions and Ambac-insured COFINA bonds following the restructuring of February 2019.
The decrease in net investment income for the six months ended June 30, 2019, compared to the same period in the prior year is due primarily to the reduced amount of Ambac-insured RMBS and COFINA bonds following their respective restructuring transactions noted above. The impact of lower RMBS and COFINA bonds was partially offset by increased income from Secured Notes and uninsured COFINA bonds received in the restructurings, accelerated accretion on Ballantyne bonds in connection with the Ballantyne restructuring in June 2019, and stronger overall market performance on funds.
Income from other investments was higher for the three months ended June 30, 2019, due to 2018 losses from hedge fund positions no longer held in 2019 and stronger gains on equity index funds

| Ambac Financial Group, Inc. 59 2019 Second Quarter FORM 10-Q |

for the six months ended June 30, 2018. Results from other asset classes were mixed.
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
Net other-than-temporary impairments for the three and six month periods ended June 30, 2019, related to management's intent to sell securities. For the three month and six month periods ended June 30, 2018, net other-than-temporary impairments included credit related impairments on certain securities and also included some losses due to management's intent to sell securities.
Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Net gains on securities sold or called	$10	$40	$30	$50
Net foreign exchange gains (losses)	26	7	23	2
Total net realized gains (losses)	$36	$47	$53	$52
Net realized gains on securities sold or called for the three months and six months ended June 30, 2019 included $7 million and $26 million, respectively, of net gains related to the impact of the COFINA restructuring, including sales of Ambac-insured Puerto Rico COFINA bonds and sales of new uninsured COFINA bonds received in the restructuring. Also included in realized gains for the three and six months ended June 30, 2019 are $23 million of realized foreign exchange gains arising from the settlement of Ballantyne bonds held in the investment portfolio.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts includes results from the Company's interest rated derivatives portfolio and its runoff credit derivatives portfolio. The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. Results in Net gains (losses) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of the Ambac CVA and counterparty credit adjustments as discussed below. Results from credit derivatives were not significant to the periods presented.
Net gains (losses) on interest rate derivatives for the three and six months ended June 30, 2019, were ($36) million and $(52) million,

compared to $9 million and $35 million for the three and six months ended June 30, 2018. The net loss for the three and six months ended June 30, 2019, reflects declines in forward interest rates, partially offset by lower net carrying costs compared to the three and six months ended June 30, 2018, which experienced increases in interest rates.
The fair value of derivatives include valuation adjustments to reflect Ambac’s own credit risk and counterparty credit risk. Within the interest rate derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. There was no Ambac CVA included in the fair value of interest rate derivatives for the periods presented. Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on interest rate derivatives of $(3) million for the three and six months ended June 30, 2019, respectively, and was less than $1 million for both the three and six months ended June 30, 2018.
Net Realized Gains (Losses) on Extinguishment of Debt. There was no net realized gains (losses) on extinguishment of debt for the three and six months ended June 30, 2019 compared to net realized gains of less than a million dollars and $3 million for the three and six months ended June 30, 2018, respectively. The gains for the six months ended June 30, 2018, related to surplus notes received by Ambac Assurance in settlement of Deferred Amounts held in its investment portfolio in connection with the Rehabilitation Exit Transactions.
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
Income (loss) on variable interest entities was $3 million and $19 million for the three and six months ended June 30, 2019, compared
| Ambac Financial Group, Inc. 60 2019 Second Quarter FORM 10-Q |

to income of $1 million and $1 million for the three and six months ended June 30, 2018. Income on variable interest entities for the six months ended June 30, 2019, included a VIE consolidation gain of $15 million related to the restructuring of Puerto Rico COFINA debt. Under the restructuring, Ambac-insured COFINA bonds that were not commuted were deposited into a newly formed trust, called the COFINA Class 2 Trust. This Trust is a VIE that Ambac has determined must be consolidated. Refer to Part I, Item 2, “Management's Discussion and Analysis — Financial Guarantees in Force" in this Quarterly Report on Form 10-Q for further discussion of the COFINA Debt Restructuring. Income on variable interest entities for the three months ended June 30, 2019 and the three and six months ended June 30, 2018 reflects gains from consolidated VIEs' net assets.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Losses and loss expenses for the six months ended June 30, 2018 included interest on Deferred Amounts pursuant to the Segregated Account Rehabilitation Plan that were discharged on February 12, 2018.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of approximately $1.736 billion and $1.744 billion at June 30, 2019 and December 31, 2018, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for more information regarding the estimation process for R&W subrogation recoveries.

The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
RMBS (1)	$(69)	$(26)	$(108)	$20
Domestic Public Finance	50	44	120	33
Student Loans	(4)	(4)	(7)	(1)
Ambac UK and Other Credits	(111)	19	(125)	2
Interest on Deferred Amounts	—	—	—	21
Discount on Rehabilitation Exit Transactions	—	—	—	(288)
Totals (2)	$(134)	$33	$(121)	$(215)

(1)
The losses and loss expense (benefit) associated with changes in estimated representation and warranties was $4 and $8 for the three and six months ended June 30, 2019, respectively, and $17 and $18 for the three and six months ended June 30, 2018, respectively.

(2)
Includes loss expenses incurred (benefit) of ($1) and $28 for the three and six months ended June 30, 2019, respectively, and $40 and $47 for the three and six months ended June 30, 2018, respectively.

Losses and loss expenses (benefit) for the three and six months ended June 30, 2019 were driven by the following:

•	Favorable development within Ambac UK and Other Credits primarily due to the Ballantyne commutation;

•
Favorable RMBS development as a result of credit improvement, a trustee settlement related to Lehman sponsored transactions of $19 million and the impact on excess spread from declines in interest rates; partially offset by,

•	Higher projected losses in domestic public finance driven mostly by a lower discount rates and additions to Puerto Rico loss reserves.
Losses and loss expenses (benefit) for the three and six months ended June 30, 2018 were driven by the following:

•	Higher projected losses in domestic public finance largely driven by Military Housing loss expenses incurred and additions to Puerto Rico loss reserves;

•
A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). Ambac recognized $17 million and $6 million in foreign exchange losses for the three and six months ended June 30, 2018;

•
For the three months ended June 30, 2018, there was positive RMBS development as a result of clean up calls on transactions and favorable credit developments. The three and six months ended June 30, 2018 were adversely impacted by the impact of higher interest rates on excess spread;

•
Discount achieved pursuant to the Rehabilitation Exit Transactions for the six months ended June 30, 2018, partially offset by interest on Deferred Amounts through the Rehabilitation Exit Transactions date.

| Ambac Financial Group, Inc. 61 2019 Second Quarter FORM 10-Q |

Insurance Intangible Amortization. Insurance intangible amortization for the three and six months ended June 30, 2019 was $226 million and $263 million, respectively, an increase of $203 million and $211 million over the three and six months ended June 30, 2018, respectively. The increase is primarily due to accelerated amortization as a result of the Ballantyne commutation that occurred in the second quarter of 2019.
Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides details of operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Compensation	$17	$14	$32	$30
Non-compensation	12	12	22	32
Gross operating expenses (1)	29	26	54	62
Reinsurance commissions, net	—	—	—	—
Total operating expenses	$29	$26	$54	$62
Gross operating expense for the three months ended June 30, 2019, were $29 million, an increase of $3 million from the three months ended June 30, 2018. The increase was due to the following:

•
Higher compensation costs primarily due to an improvement in performance metrics, mostly for Ambac UK incentive compensation, which was impacted by the Ballantyne commutation, partially offset by lower salaries as a result of reduced headcount.

•
Although non-compensation costs were flat as compared to the three months ended June 30, 2018, the following variances are identified. Lower costs for the three months ended June 30, 2019 for (i) $2.5 million of costs associated with the 2018 AMPS Exchange; (ii) $1.3 million of lower legal, consulting and advisory fees in connection with the exit from rehabilitation of the Segregated Account, of which $0.8 million relates to advisory services provided for the benefit of OCI. These decreases were partially offset by higher legal, consulting and advisory fees associated with various initiatives.

Gross operating expenses for the six months ended June 30, 2019 were $54 million, a decrease of $8 million from the six months ended June 30, 2018. The decrease was due to the following:

•
Higher compensation costs primarily due to an improvement in performance metrics, mostly on Ambac UK incentive compensation, partially offset by a decrease of awards granted related to the Rehabilitation Exit Transactions of $2.4 million and $0.9 million related to the settlement of a previously granted performance restricted stock unit award issued to the former CEO that vested upon the Segregated Account's exit from rehabilitation.

•
Lower non-compensation costs primarily due to (i) $14.5 million of lower legal, consulting and advisory fees in connection with the exit from rehabilitation of the Segregated Account, of which $4.8 million relates to advisory services provided for the benefit of OCI and (ii) $2.5 million of costs associated with the August 2018 AMPS Exchange. These decreases were partially offset by higher legal, consulting and advisory fees associated with various initiatives of $6.0 million.
With the conclusion of the Segregated Account rehabilitation, the duties of the Wisconsin Insurance Commissioner as rehabilitator of the Segregated Account have been discharged. Legal and consulting services provided for the benefit of OCI amounted to $0.5 million and $1.0 million during the three and six months ended June 30, 2019, respectively, and $1.3 million and $5.8 million during the three and six months ended June 30, 2018, respectively.
Interest Expense. Interest expense includes accrued interest on the Ambac note, Tier 2 notes, surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Surplus notes (1)	$24	$15	$48	$36
Ambac note	37	40	74	63
Tier 2 notes (2)	6	6	13	10
Other	—	1	—	2
Total interest expense	$67	$62	$135	$111

(1)	The amounts include junior surplus notes.

(2)	The amounts include unfunded commitment fees applicable prior to the issuance of the Tier 2 notes of $1 million in the six months ended June 30, 2018.
The increase in interest expense for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily reflects the impact of the Rehabilitation Exit Transactions that resulted in the issuance of the Ambac Note and Tier 2 Notes. Additionally, surplus notes outstanding increased in the third quarter of 2018 due to surplus notes issued by Ambac Assurance in connection with the AMPS Exchange and resales of notes to the market. Refer to Note 13 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information on the Ambac Note and Tier 2 Notes.
Surplus note principal and interest payments require the approval of OCI. Except for a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after the Rehabilitation Exit Transactions, annually from 2011 through 2019, OCI issued its disapproval of the requests of Ambac Assurance to pay the full interest on outstanding surplus notes issued by Ambac on the annual scheduled interest payment date of June 7th. Ambac Assurance has not requested to pay interest on any junior surplus notes since their issuance. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus

| Ambac Financial Group, Inc. 62 2019 Second Quarter FORM 10-Q |

notes and junior surplus notes outstanding to third parties were $281 million and $133 million, respectively, at June 30, 2019.
Provision for Income Taxes. The provision for income taxes for the three and six months ended June 30, 2019, was $28 million and $30 million, respectively, an increase of $26 million and $25 million, respectively, compared to the provision for income taxes reported for three and six months ended June 30, 2018. The change for the three and six months ended June 30, 2018, compared to the prior year was primarily attributable to the taxable income at Ambac UK associated with the Ballantyne restructuring.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is primarily dependent on its cash, investments and receivables totaling $469 million as of June 30, 2019, and secondarily on its expense sharing and other arrangements with Ambac Assurance.
Ambac's investments include securities directly and indirectly issued by and/or insured by Ambac Assurance, some of which are eliminated in consolidation. Securities issued or insured by Ambac Assurance are generally less liquid than investment grade and other traded investments.
Pursuant to the amended and restated tax sharing agreement among Ambac, Ambac Assurance and certain affiliates (the "Amended TSA"), Ambac Assurance is required to make payments ("tolling payments") to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”). Ambac has accrued $28 million of tolling payments based on NOLs used by Ambac Assurance on its 2017 tax return, as filed. In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018, and has agreed to defer this payment until such time as OCI consents to the payment. Ambac accrued $16 million of tolling payments based on NOLs used by Ambac Assurance in 2018, which was paid in July 2019. Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
Under an inter-company cost allocation agreement, Ambac is reimbursed by Ambac Assurance for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 million per year to cover expenses not otherwise reimbursed. OCI approved this $4 million reimbursement, which was paid in April 2019.
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
Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on its liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance policies, principal and interest receipts from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments, including from litigation and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity.
The principal uses of Ambac Assurance’s liquidity are the payment of operating and loss adjustment expenses, claims and commutation and related expense payments on insurance policies, ceded reinsurance premiums, principal and interest payments on the Ambac Note, surplus note principal and interest payments, Tier 2 Note payments, additional loans to affiliates and tolling payments due to Ambac under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 13. Long-term Debt in the Notes to Consolidated Financial Statements, included in Part II, Item 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of the payment terms and conditions of the Tier 2 Notes.
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
Our ability to realize RMBS representation and warranty ("R&W") subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates),

| Ambac Financial Group, Inc. 63 2019 Second Quarter FORM 10-Q |

timing of receipt of any such recoveries, intervention by the OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating the amount of such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts or recover materially less than our estimated recoveries, our future available liquidity to pay claims and meet our other obligations would be reduced materially. See Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for more information about risks relating to our RMBS R&W subrogation recoveries
Ambac Financial Services ("AFS") Liquidity. AFS uses interest rate derivatives as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. These derivatives include interest rate swaps previously provided to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. The principal uses of liquidity by AFS are payments on intercompany loans, payments under derivative contracts (primarily interest rate swaps and US Treasury futures), collateral posting and operating expenses. AFS borrows cash and securities from Ambac Assurance to meet liquidity needs under an established lending agreement with defined borrowing limits that has received non-disapproval from OCI.
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Six Months Ended June 30,
($ in million)	2019	2018
Cash provided by (used in):
Operating activities	$(265)	$(1,312)
Investing activities	313	1,015
Financing activities	(85)	(282)
Foreign exchange impact on cash and cash equivalents	—	(1)
Net cash flow	$(37)	$(579)
Operating activities
The following represents the significant cash activities during the six months ended June 30, 2019 and 2018:

•
During the six months ended June 30, 2018, the cash outflow from the Rehabilitation Exit Transactions to third parties was $1,354 million of which $1,162 million is included in operating activities and $191 million is included in financing activities as it related to payments for surplus note principal. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for details regarding the Rehabilitation Exit Transactions.

•	Cash provided by (used in) operating activities related to interest rate derivatives were $(51) million for the six months ended June 30, 2019, and $46 million for the six months ended June 30, 2018.

•	Cash used in operating activities related to income taxes were $1 million for the six months ended June 30, 2019 and $27 million for the six months ended June 30, 2018.

•	During the six months ended June 30, 2019, Ambac made payments of interest on long-term debt of $74 million on the Ambac Note. During the six months ended June 30, 2018,

Ambac made payments of interest on long-term debt of $69 million, including $56 million on the Ambac Note, $11 million on surplus notes made in connection with the Rehabilitation Exit Transactions and $2 million on the secured borrowing which has been fully repaid in June 2018.

•	Net loss and loss expenses paid, including commutation payments, during the six months ended June 30, 2019 and 2018 are detailed below:

	Six Months Ended June 30,
($ in million)	2019	2018
Net loss and loss expenses paid (recovered):
Net losses paid (1)	$298	$153
Net subrogation received (2)	(114)	(75)
Net loss expenses paid	10	62
Net cash flow	$194	$140

(1)	Net losses paid includes $213 and $17, related to commutation payments, inclusive of amounts related to Puerto Rico and Ballantyne, for the six months ended June 30, 2019 and 2018, respectively.

(2)	For or the six months ended June 30, 2019, subrogation received includes $36 of settlement proceeds related to Lehman sponsored RMBS transactions and $23 related to the COFINA Plan of Adjustment.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim and expense payments.
Financing Activities
Financing activities for the six months ended June 30, 2019, include paydowns of the Ambac Note of $22 million, paydowns of VIE debt obligations of $92 million, proceeds of $19 million from the re-issuance of 1,386 shares of Ambac owned AMPS and proceeds of $12 million from issuance of Ambac UK debt.
Financing activities for the six months ended June 30, 2018, include proceeds from the issuance of Tier 2 Notes of $240 million, paydowns of the Ambac Note of $113 million, repayments of a secured borrowing of $74 million, payments for the extinguishment of surplus notes of $191 million, paydowns of VIE debt obligations of $138 million and $9 million of debt issuance costs.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including

| Ambac Financial Group, Inc. 64 2019 Second Quarter FORM 10-Q |

the degree to which counterparties exercise their termination rights and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $120 million (cash and securities collateral of $35 million and $84 million, respectively), including independent amounts, under these contracts at June 30, 2019.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets increased by approximately $124 million from December 31, 2018 to $14,713 million at June 30, 2019, primarily due to the consolidation of one VIE (causing an increase in assets of $288 million). Other significant changes during the six months ended June 30, 2019 were higher VIE assets as a result of valuation increases, lower premium receivables and lower intangible assets from the continued runoff of the financial guarantee insurance portfolio, including the Ballantyne commutation.
Total liabilities increased by approximately $205 million from December 31, 2018 to $13,160 million as of June 30, 2019, primarily due to the consolidation of one VIE (causing an increase in liabilities of $339 million). Other significant changes during the six months ended June 30, 2019, were higher VIE liabilities as a result of valuation increases and higher long-term debt plus accrued interest payable (including the issuance of debt by Ambac UK of $12 million in connection with the Ballantyne commutation), partially offset by lower unearned premiums from the runoff of the insured portfolio and lower loss reserves (from both claim payments, including commutation payments on Ballantyne and the elimination of loss reserves from the newly consolidated VIE).
As of June 30, 2019, total stockholders’ equity was $1,553 million, compared with total stockholders’ equity of $1,633 million at December 31, 2018. This decrease was due to Total Comprehensive Loss during 2019 partially offset by an increase of $19 million as a result of the re-issuance of 1,386 shares of Ambac owned Ambac Assurance AMPS (reported in noncontrolling interests). The Comprehensive Loss was primarily driven by the net loss attributable to common stockholders for the six months ended June 30, 2019 of $(172) million, partially offset by unrealized gains on investment securities of $71 million.
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
Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about Ambac's consolidated investment portfolio. Ambac's investment policies and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at June 30, 2019 and December 31, 2018:

($ in millions)	June 30, 2019	December 31, 2018
Fixed income securities	$2,604	$3,116
Short-term	772	430
Other investments	469	391
Fixed income securities pledged as collateral	84	—
Total investments (1)	$3,930	$3,937

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £200 ($254) as of June 30, 2019, and £204 ($259) as of December 31, 2018.
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

| Ambac Financial Group, Inc. 65 2019 Second Quarter FORM 10-Q |

The following table represents the fair value of mortgage and other asset-backed securities at June 30, 2019 and December 31, 2018 by classification:

($ in millions)	June 30, 2019	December 31, 2018
Residential mortgage-backed securities:
RMBS—Second Lien	$133	$136
RMBS—First-lien—Alt-A	89	93
RMBS—First Lien—Sub Prime	30	31
Total residential mortgage-backed securities	252	259
Other asset-backed securities
Military Housing	$244	241
Commercial mortgage-backed	49	—
Student Loans	32	32
Credit Cards	18	5
Auto	2	20
Structured Insurance	—	145
Total other asset-backed securities	345	442
Total (1)	$597	$701

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and B- as of June 30, 2019, and CC and CCC- as of December 31, 2018, respectively.

The following charts provide the ratings (1) distribution of the fixed income investment portfolio based on fair value at June 30, 2019 and December 31, 2018:

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)
Below investment grade and not rated bonds insured by Ambac represent 33% and 57% of the 2019 and 2018 combined fixed income portfolio, respectively. The decrease in the percentage of below investment grade and increases in the percentages of AAA-rated holdings since December 31, 2018 were driven by the COFINA restructuring where below investment grade Ambac-insured bonds were exchanged for new COFINA non-rated bonds and cash, with a majority of the new non-rated bonds being sold prior to June 30, 2019. Cash proceeds from the restructuring and sales resulted in the higher percentage of AAA-rated short-term investments at June 30, 2019.

| Ambac Financial Group, Inc. 66 2019 Second Quarter FORM 10-Q |

Premium Receivables. Ambac's premium receivables decreased to $442 million at June 30, 2019, from $495 million at December 31, 2018. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, the impact of commutations and other policy terminations and changes in foreign currencies, partially offset by accretion of premium receivable discount.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. Dollars
U.S. Dollars		$276	$276
British Pounds		£108	137
Euros		€25	28
Australian Dollars	A$	1	—
Total			$442
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $119.2 million from its reinsurers at June 30, 2019.  As of June 30, 2019 and December 31, 2018, reinsurance recoverable on paid and unpaid losses were $27 million and $23 million, respectively. The increase was primarily a result of the adverse development in public finance exposures.
Insurance Intangible Asset. Upon Ambac's exit from Chapter 11 bankruptcy on May 1, 2013 (the Fresh Start Reporting Date), an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of June 30, 2019 and December 31, 2018, the net insurance intangible asset was $455 million and $719 million, respectively. Other than through amortization, variance in the insurance intangible asset is solely from translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Assets and Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative assets increased from $59 million at December 31, 2018, to $72 million as of June 30, 2019. Derivative liabilities increased from $77 million at December 31, 2018, to $88 million as of June 30, 2019. The net increases resulted primarily from lower interest rates during the six months ended June 30, 2019.
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
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of June 30, 2019 and December 31, 2018, were $(491) million and $(107) million, respectively.

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
($ in millions) Balance Sheet Line Item	Claims and Loss Expenses	Recoveries (1)
June 30, 2019:
Loss and loss expense reserves	$1,828	$(274)	$(60)	$1,494
Subrogation recoverable	157	(2,142)	—	(1,985)
Totals	$1,985	$(2,416)	$(60)	$(491)

December 31, 2018:
Loss and loss expense reserves	$2,246	$(313)	$(107)	$1,826
Subrogation recoverable	176	(2,109)	—	(1,933)
Totals	$2,422	$(2,422)	$(107)	$(107)

(1)	Present value of future recoveries includes R&W subrogation recoveries of $1,762 and $1,771 at June 30, 2019 and December 31, 2018, respectively.

| Ambac Financial Group, Inc. 67 2019 Second Quarter FORM 10-Q |

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance bond types. These bond types represent 93% of our ever-to-date insurance claims recorded, with RMBS comprising 78%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at June 30, 2019 and December 31, 2018:

	Gross Par Outstanding (1)(2)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims and Loss Expenses	Recoveries
June 30, 2019:
RMBS	$3,358	$655	$(2,044)	$(15)	$(1,404)
Domestic Public Finance	2,929	977	(334)	(40)	603
Student Loans	498	264	(38)	(4)	222
Ambac UK and Other Credits	171	6	—	(1)	5
Loss expenses	—	83	—	—	83
Totals	$6,956	$1,985	$(2,416)	$(60)	$(491)

December 31, 2018:
RMBS	$3,716	$696	$(1,995)	$(14)	$(1,313)
Domestic Public Finance	3,987	1,095	(383)	(73)	639
Student Loans	530	271	(39)	(4)	228
Ambac UK and Other Credits	1,170	294	(5)	(16)	273
Loss expenses	—	66	—	—	66
Totals	$9,403	$2,422	$(2,422)	$(107)	$(107)

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $499 and $27, respectively, at June 30, 2019, and $540 and $23, respectively at December 31, 2018. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

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
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2019, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the following descriptions of "RMBS

Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," in Part II, Item 7 of the Company's 2018 Annual Report on Form 10-K for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes and in "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

| Ambac Financial Group, Inc. 68 2019 Second Quarter FORM 10-Q |

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
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward, are not unlikely if we used a different model or methodology to project losses. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,736 million, net of reinsurance, as of June 30, 2019, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.

In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at June 30, 2019 could be approximately $35 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1.8 billion. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $45 million. There can be no assurance that losses may not exceed such amounts.
Public Finance Variability:
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The decline in public finance gross loss reserves at June 30, 2019 as compared to December 31, 2018 was primarily related to the COFINA debt restructuring, payments of claims and the commutation of a transportation credit, partially offset by increases in Puerto Rico loss reserves. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	June 30, 2019		December 31, 2018
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$1,245	$496	$2,062	$528
General obligation	949	21	904	24
Housing	442	29	445	26
Transportation revenue	88	43	471	49
Other	204	14	105	12
Total	$2,929	$603	$3,987	$639

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends.
Our experience with the city of Detroit in its bankruptcy proceeding was not favorable and renders future outcomes with other public finance issuers even more difficult to predict and may increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan of adjustment, but nevertheless required us to incur a loss for a significant portion of our exposure. An additional troubling precedent in the Detroit case, as well as other municipal bankruptcies, is the preferential treatment of certain creditor classes, especially the public pensions. The cost of pensions and the need to address frequently sizable unfunded or underfunded pensions is often a key driver of stress for many municipalities and their related authorities, including entities to whom we have significant exposure, such as Chicago, its school district, the State of New Jersey and many others. Less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors. Variability of outcomes applies to even what is generally considered more secure municipal financings, such as dedicated sales tax revenue bonds that capture sales tax revenues for debt service ahead of any amounts being deposited into the general fund of an issuer. In the case of the Puerto Rico COFINA sales tax bonds that were part of the

| Ambac Financial Group, Inc. 69 2019 Second Quarter FORM 10-Q |

Commonwealth of Puerto Rico's Title III proceedings, Ambac Assurance and other creditors agreed to settle at a recovery rate equal to about 93% of pre-petition amounts owed on the Ambac insured senior COFINA bonds. In the COFINA case, the senior bonds still received a reduction or "haircut" despite the existence of junior COFINA bonds, which received a recovery rate equal to about 56% of pre-petition amounts owed. The amounts were confirmed as part of the COFINA Plan of Adjustment on February 4, 2019.
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
Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market, resulting from reduced or limited access to alternative forms of credit (such as bank loans) or other exogenous factors, such as the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which could reduce certain municipal investors' appetite for tax-exempt municipal bonds and over the longer term could potentially put additional pressure on issuers in states with high state and local taxes. These factors could deprive issuers access to funding at a level necessary to avoid defaulting on their obligations.
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
Material additional losses caused by the above-described factors would have a material adverse effect on our results of operations and financial condition. For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at June 30, 2019, the possible increase in loss reserves could be approximately $1,100 million. Among other things, this estimate includes the possibility that the current Plan Support Agreement (as discussed above in the Financial Guarantees in Force section of this Management Discussion and Analysis) were to become effective. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions by the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at June 30, 2019, the possible increase in loss reserves could be approximately $20 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $20 million. However, there can be no assurance that losses may not exceed such amounts.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which

| Ambac Financial Group, Inc. 70 2019 Second Quarter FORM 10-Q |

we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $30 million greater than the loss reserves at June 30, 2019. However, there can be no assurance that losses may not exceed such amount. The highest stress case losses at June 30, 2019 are $140 million lower than the December 31, 2018 estimate primarily as a result of the Ballantyne commutation.
Long-term Debt:
Long-term debt consists of senior and junior surplus notes issued by Ambac Assurance, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, and Ambac UK debt issued in connection with the Ballantyne commutation. The carrying value of each of these as of June 30, 2019 and December 31, 2018 is below:

($ in millions)	June 30, 2019	December 31, 2018
Surplus notes (1)	$752	$737
Ambac note	1,918	1,940
Tier 2 notes	265	252
Ambac UK debt	12	—
Total Long-term Debt	$2,947	$2,929

(1)	Amounts include junior surplus notes.
The increase in long-term debt from December 31, 2018 is due to the accretion on the carrying value of surplus notes and Tier 2 Notes, and issuance of Ambac UK debt, partially offset by the optional redemptions of $22 million of the Ambac Note.
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
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $1,129 million and $1,652 million at June 30, 2019, respectively, as compared to $1,152 million and $1,648 million at December 31, 2018, respectively. The drivers to the net decrease in policyholder surplus were:

•
Statutory net loss of $43 million for the six months ended June 30, 2019 primarily due to loss and loss expenses from adverse development on Puerto Rico credits, including the COFINA settlement, partially offset by investment income and premiums earned;

•	Contributions to contingency reserves of $27 million;

•
Partially offset by the recognition of a previous deferred gain from the 2015 sale of Ballantyne bonds to Ambac UK of $28 million and increases of $17 million in the fair value of investment securities that are recorded at the lower of amortized cost or fair value.

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
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £379 million at June 30, 2019 as compared to £263 million at December 31, 2018.  The increase in shareholders’

| Ambac Financial Group, Inc. 71 2019 Second Quarter FORM 10-Q |

funds was primarily due to the loss and loss expenses benefit in the period following the restructuring and commutation of Ballantyne coupled with the receipt of premiums and return on investments. At June 30, 2019, the carrying value of cash and investments was £467 million, a decrease from £499 million at December 31, 2018. The decrease in cash and investments was primarily due to the impact of the restructuring and commutation of Ballantyne as noted above partially offset by continued receipt of premiums and net investment income.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.
Available capital resources under Solvency II were a surplus of £182 million at June 30, 2019, of which £182 million were eligible to meet solvency capital requirements. This is an improvement from December 31, 2018 when available capital resources were a surplus of £95 million of which £90 million were eligible to meet solvency capital requirements. The eligible capital resources at June 30, 2019 and December 31, 2018, were in comparison to regulatory capital requirements of £315 million and £357 million respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £133 million and £267 million at June 30, 2019 and December 31, 2018, respectively. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
NON-GAAP FINANCIAL MEASURES
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company currently reports two non-GAAP financial measures: Adjusted Earnings and Adjusted Book Value. The most directly comparable GAAP measures are net income attributable to common stockholders for Adjusted Earnings and Total Ambac Financial Group, Inc. stockholders’ equity for Adjusted Book Value. A non-GAAP financial measure is a numerical measure of financial performance or financial position that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying drivers of our business. Adjusted Earnings and Adjusted Book Value are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.
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
Adjusted Earnings (Loss). Adjusted Earnings (Loss) is defined as net income (loss) attributable to common stockholders, as reported under GAAP, adjusted on an after-tax basis for the following:

•
Non-credit impairment fair value (gain) loss on credit derivatives: Elimination of the non-credit impairment fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated credit losses. Such fair value adjustments are affected by, and in part fluctuate with changes in market factors such as interest rates and credit spreads, including the market’s perception of Ambac’s credit risk (“Ambac CVA”), and are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee contracts to be accounted for consistent with the Financial Services – Insurance Topic of ASC, whether or not they are subject to derivative accounting rules.

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

| Ambac Financial Group, Inc. 72 2019 Second Quarter FORM 10-Q |

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended June 30,
	2019		2018
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(128)	$(2.79)	$4	$0.09
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	—	—	0.01
Insurance intangible amortization	226	4.92	23	0.50
Foreign exchange (gains) losses	(11)	(0.25)	9	0.18
Adjusted earnings (loss)	$86	$1.88	$36	$0.78

	Six Months Ended June 30,
	2019		2018
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(172)	$(3.74)	$310	$6.73
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(1)	(0.01)	1	0.02
Insurance intangible amortization	263	5.72	52	1.13
Foreign exchange (gain) loss	(13)	(0.29)	4	0.07
Adjusted earnings (loss)	$77	$1.68	$366	$7.95
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

| Ambac Financial Group, Inc. 73 2019 Second Quarter FORM 10-Q |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	June 30, 2019		December 31, 2018
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,493	$32.78	$1,592	$35.12
Adjustments:
Non-credit impairment fair value losses on credit derivatives	1	0.02	1	0.03
Insurance intangible asset	(455)	(9.99)	(719)	(15.87)
Net unearned premiums and fees in excess of expected losses	465	10.21	462	10.19
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(157)	(3.45)	(86)	(1.89)
Adjusted book value	$1,347	$29.57	$1,251	$27.58
The increase in Adjusted Book Value was primarily attributable to Adjusted Earnings for the six months ended June 30, 2019 and the impact of lower interest rates on the value of expected installment premiums. Adjusted earnings in three and six months ended June 30, 2019 was positively impacted by the Ballantyne commutation.
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
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. As a result of the Ballantyne and COFINA commutations, as of June 30, 2019 Ambac's investment portfolio contains a lower amount of Ambac-insured securities. Reallocation of the portfolio composition following these transactions has changed our disclosures relating to sensitivities of interest rates compared to that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac have interest rate risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the interest rate sensitivity table that follows. Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio (which produce net fair value losses as rates increase) and long-term debt and the interest rate derivatives portfolio (which produce net fair value gains as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio, primarily related to RMBS and student loan credits. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
The interest rate derivatives portfolio is managed as a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). The interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.7 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at June 30, 2019.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at June 30, 2019:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
300 basis point rise	$129	$(200)
200 basis point rise	85	(244)
100 basis point rise	46	(283)
Base scenario	—	(329)
100 basis point decline(1)	(38)	(367)
200 basis point decline(1)	(67)	(396)

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of June 30, 2019, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.

| Ambac Financial Group, Inc. 74 2019 Second Quarter FORM 10-Q |

Item 4.	Controls and Procedures.
In connection with the preparation of this second quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
It is unclear how this ruling may ultimately impact Ambac's revenue bond municipal exposures, inclusive of Puerto Rico. However, potential impacts could include ratings downgrades, decreased or more costly access to capital markets to certain issuers to refinance the insured debt or raise new debt, and lower recoveries in a restructuring or bankruptcy. At June 30, 2019, Ambac Assurance insured approximately $5.1 billion of net par of bonds of special revenue issuers, including $617 million net par of watch list exposure and $636 million net par of adversely classified exposure, $516 million of which was Puerto Rico exposure.
Risk Related to International Business
Uncertainty regarding the economic impact of "Brexit" may have an adverse effect on Ambac's insured international portfolio and the value of its foreign investment, both of which primarily reside with its subsidiary Ambac UK
The Government of the United Kingdom (“UK”) continues to contend with inconclusively finding resolution in the UK Parliament and with the European Union (“EU”) for the terms of the UK’s departure from the EU (“Brexit”). Current Brexit discussions do not include details of future post-Brexit trade relations. Current negotiations are designed to reach agreement on transitional arrangements covering the UK’s exit from the EU. Assuming a transition agreement is reached, a further, separate, negotiation on a future post-transition trade framework must then begin. It is envisaged that negotiation on the future trade framework would be concluded during the transitional phase, and would be influenced by the nature of the transitional arrangements agreed between the parties.
On April 10, 2019, the European Union agreed to a UK Government request to extend the deadline for the occurrence in law of Brexit, being the date on which the UK leaves the European Union.  The revised date is October 31, 2019 ("Exit Date"), however the Exit Date may be triggered earlier in the event the UK Parliament approves the draft departure treaty agreed between the European Union and the UK Government, something which the UK Government has so far been unable to persuade Parliament to do.

| Ambac Financial Group, Inc. 75 2019 Second Quarter FORM 10-Q |

One recent consequence of the lack of resolution has been a decision by the current party forming the UK Government, the Conservative Party, to change its leader from Teresa May to Boris Johnson, who also became Prime Minister of the country. The hope of the Conservative Party is this change will assist the country in finding resolution, although outcomes remain uncertain.
There is a material risk that transitional Brexit negotiations are inconclusive so that on October 31, 2019 the UK automatically exits the EU without any transitional arrangement (a “no deal Brexit”), and also with no certain path to negotiating a future trade relationship with the EU. No deal Brexit risk may be increasing as a consequence of the change of Prime Minister of the UK Government.
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
At June 30, 2019, Ambac UK’s insured portfolio included four policies in the EU written under current passporting rights, with an aggregate par value of $1.5 billion. In respect of these four policies, there is premium receivable of $30 million and loss and loss expense reserves (net of subrogation recoverable) of $3 million.  Absent legally binding transitional arrangements Ambac UK may be unable to collect these premiums or pay the claims to which these premiums receivable and loss and loss expense reserves relate after the Exit Date. Ambac UK’s ability to restructure these policies to mitigate this risk is limited. Nonpayment of claims under any of the affected policies could lead to the loss of control rights in the related transaction(s), which would expose Ambac UK to greater risk of loss. In addition, under applicable English law, a court may hold that Ambac UK has an enforceable obligation to pay claims irrespective of the EU regulatory position in law. Consequently Ambac UK could find itself in a position where it was not in receipt of premium on a relevant policy, but chose to pay claims to avoid loss of control rights and/or other consequences of non-payment, notwithstanding the EU regulatory characterization in law.
Additionally, if UK insurers have branches in EEA Member States they may be legally obliged to either capitalize them, as a so-called third country branch from an institution whose home state is outside the EEA, or close them down and no longer be legally represented in those EU jurisdictions. Ambac UK has a branch in Italy, with one remaining policy issued from the branch. The branch is not capitalized separately from Ambac UK. In the event of a no-deal Brexit, the future nature and status of the branch is unclear, particularly with respect to the need for capitalization to support the one remaining branch policy. Given that Ambac UK is undercapitalized in terms of applicable regulatory capital rules it will be difficult for the UK regulator to agree to assets leaving the company for this purpose.
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

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the second quarter of 2019. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the second quarter of 2019, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

| Ambac Financial Group, Inc. 76 2019 Second Quarter FORM 10-Q |

	April 2019	May 2019	June 2019	Second Quarter 2019
Total Shares Purchased (1)	—	23,165	—	23,165
Average Price Paid Per Share	$—	$16.84	$—	$16.84
Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	—	—	—	—
Maximum Number of Shares That may Yet be Purchased Under the Plan	—	—	—	—

(1)	There were no other repurchases of equity securities made during the three months ended June 30, 2019. Ambac does not have a stock repurchase program.
Warrants
Each warrant represents the right to purchase one share of Ambac common stock. The warrants are exercisable for cash at any time on or prior to April 30, 2023, at an exercise price of $16.67 per share. The warrants also have a cashless exercise provision.
On November 3, 2016, the Board of Directors of Ambac authorized a $10 million increase to the previously established warrant repurchase program. As of June 30, 2019, Ambac had repurchased 985,331 warrants totaling $8.1 million. In connection with the AMPS Exchange, Ambac issued 824,307 of the repurchased warrants on August 3, 2018, leaving 4,877,783 warrants outstanding. The remaining aggregate repurchase authorization at June 30, 2019 is $11.9 million. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Form 10-K for the year ended December 31, 2018 for further discussion of the AMPS Exchange.

Item 3.	Defaults Upon Senior Securities — No matters require disclosure.

Item 5.	Other Information — No matters require disclosure.

Item 6.	Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
10.1+	Form of 2019 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.2+	Form of 2019 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ Filed herewith. ++ Furnished herewith.

| Ambac Financial Group, Inc. 77 2019 Second Quarter FORM 10-Q |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	August 8, 2019	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

| Ambac Financial Group, Inc. 78 2019 Second Quarter FORM 10-Q |