Form 10-Q
period 2019-09-30
AMBAC FINANCIAL GROUP INC
filed 2019-11-07
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

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
As of November 4, 2019, 45,553,840 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries		3	Quantitative and Qualitative Disclosures About Market Risk	71
	Consolidated Balance Sheets (Unaudited)	1	4	Controls and Procedures	72
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	2
	Consolidated Statements of Stockholders' Equity (Unaudited)	3	PART II. OTHER INFORMATION
	Consolidated Statements of Cash Flows (Unaudited)	4	1	Legal Proceedings	72
	Notes to Unaudited Consolidated Financial Statements	5	1A	Risk Factors	72
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	46	2	Unregistered Sales of Equity Securities and Use of Proceeds	74
	Cautionary Statement Pursuant To The Private Securities Litigation Reform Act Of 1995	46	3	Defaults Upon Senior Securities	74
	Executive Summary	47	6	Exhibits	75
	Critical Accounting Policies and Estimates	49
	Financial Guarantees in Force	49	SIGNATURES		75
	Results of Operations	56
	Liquidity and Capital Resources	60
	Balance Sheet	62
	Variable Interest Entities	68
	Accounting Standards	68
	Ambac Assurance Statutory Basis Financial Results	68
	Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	69
	Non-GAAP Financial Measures	69

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share data) (September 30, 2019 (Unaudited))	2019	2018
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $2,561,278 and $3,020,744)	$2,727,305	$3,115,675
Fixed income securities pledged as collateral, at fair value (amortized cost of $84,948 and $0)	84,948	—
Short-term investments, at fair value (amortized cost of $664,423 and $430,405)	664,441	430,331
Other investments (includes $418,140 and $351,049 at fair value)	462,427	391,217
Total investments	3,939,121	3,937,223
Cash and cash equivalents	51,951	63,089
Restricted cash	12,561	19,405
Premium receivables	414,744	495,391
Reinsurance recoverable on paid and unpaid losses	26,036	23,133
Deferred ceded premium	76,495	61,134
Subrogation recoverable	2,082,268	1,932,960
Derivative assets	82,162	59,468
Current taxes	19,663	47,040
Insurance intangible asset	433,524	718,931
Other assets	113,189	137,628
Variable interest entity assets:
Fixed income securities, at fair value	3,158,608	2,737,286
Restricted cash	3,168	999
Loans, at fair value	2,965,539	4,287,664
Derivative assets	67,921	66,302
Other assets	4,154	1,058
Total assets	$13,451,104	$14,588,711
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$527,771	$629,971
Loss and loss expense reserves	1,522,304	1,826,078
Ceded premiums payable	29,950	32,913
Deferred taxes	30,150	40,130
Long-term debt	2,954,929	2,928,929
Accrued interest payable	423,815	375,808
Derivative liabilities	103,314	76,699
Other liabilities	95,267	63,792
Variable interest entity liabilities:
Accrued interest payable	2,656	556
Long-term debt (includes $4,151,433 and $5,268,596 at fair value)	4,353,171	5,268,596
Derivative liabilities	1,779,077	1,712,062
Other liabilities	36	30
Total liabilities	11,822,440	12,955,564
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,571,743 and 45,365,170	456	454
Additional paid-in capital	229,128	219,429
Accumulated other comprehensive income (loss)	26,407	(48,715)
Retained earnings	1,313,052	1,421,302
Treasury stock, shares at cost: 20,483 and 28,892	(347)	(473)
Total Ambac Financial Group, Inc. stockholders’ equity	1,568,696	1,591,997
Noncontrolling interest	59,968	41,150
Total stockholders’ equity	1,628,664	1,633,147
Total liabilities and stockholders’ equity	$13,451,104	$14,588,711
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2019	2018	2019	2018
Revenues:
Net premiums earned	$10,466	$25,640	$46,057	82,359
Net investment income	44,537	58,332	185,838	235,234
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(42)	(266)	(71)	(1,617)
Portion of other-than-temporary impairment recognized in other comprehensive income	—	—	—	38
Net other-than-temporary impairment losses recognized in earnings	(42)	(266)	(71)	(1,579)
Net realized investment gains (losses)	18,471	30,201	71,564	82,211
Net gains (losses) on derivative contracts	(9,890)	17,583	(61,461)	51,706
Net realized gains (losses) on extinguishment of debt	—	—	—	3,121
Other income	141,376	694	133,270	2,676
Income (loss) on variable interest entities	11,244	1,831	30,459	2,982
Total revenues	216,162	134,015	405,656	458,710
Expenses:
Losses and loss expenses (benefit)	37,139	33,501	(83,934)	(181,315)
Insurance intangible amortization	17,421	26,421	279,941	78,299
Operating expenses	25,622	28,368	79,627	90,865
Interest expense	66,925	65,673	202,284	176,192
Total expenses	147,107	153,963	477,918	164,041
Pre-tax income (loss)	69,055	(19,948)	(72,262)	294,669
Provision for income taxes	2,939	2,211	33,252	6,811
Net income (loss)	66,116	(22,159)	(105,514)	287,858
Less: loss on exchange of auction market preferred shares	—	81,686	—	81,686
Net income (loss) attributable to common stockholders	$66,116	$(103,845)	$(105,514)	$206,172
Other comprehensive income (loss), after tax:
Net income (loss)	$66,116	$(22,159)	$(105,514)	$287,858
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $777, $(625), $(6,827) and $(1,211)	31,285	60,807	102,686	183,686
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0, $0 and $0	(23,570)	(8,873)	(27,532)	(29,806)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $(15), $40, $50 and $82	(74)	340	245	548
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0, $0 and $0	(322)	(303)	(277)	(1,464)
Total other comprehensive income, net of income tax	7,319	51,971	75,122	152,964
Less: loss on exchange of auction market preferred shares	—	81,686	—	81,686
Total comprehensive income (loss) attributable to common stockholders	$73,435	$(51,874)	$(30,392)	$359,136
Net income (loss) per share attributable to common stockholders:
Basic	$1.44	$(2.27)	$(2.30)	$4.52
Diluted	$1.41	$(2.27)	$(2.30)	$4.43
Weighted average number of common shares outstanding:
Basic	45,997,694	45,749,252	45,939,284	45,635,483
Diluted	47,020,058	45,749,252	45,939,284	46,510,795
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at June 30, 2019	$1,552,916	$1,246,990	$19,088	$—	$456	$226,794	$(380)	$59,968
Total comprehensive income	73,435	66,116	7,319	—	—	—	—	—
Stock-based compensation	2,334	—	—	—	—	2,334	—	—
Cost of shares (acquired) issued under equity plan	(21)	(54)	—	—	—	—	33	—
Balance at September 30, 2019	$1,628,664	$1,313,052	$26,407	$—	$456	$229,128	$(347)	$59,968

Balance at June 30, 2018	$2,063,921	$1,545,702	$45,854	$—	$454	$208,328	$(527)	$264,110
Total comprehensive income	29,812	(22,159)	51,971	—	—	—	—	—
Stock-based compensation	1,710	—	—	—	—	1,710	—	—
Exchange of auction market preferred shares	(296,634)	(81,686)	—	—	—	8,012	—	(222,960)
Balance at September 30, 2018	$1,798,809	$1,441,857	$97,825	$—	$454	$218,050	$(527)	$41,150

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2019	$1,633,147	$1,421,302	$(48,715)	$—	$454	$219,429	$(473)	$41,150
Total comprehensive income	(30,392)	(105,514)	75,122	—	—	—	—	—
Stock-based compensation	9,699	—	—	—	—	9,699	—	—
Cost of shares (acquired) issued under equity plan	(2,610)	(2,736)	—	—	—	—	126	—
Issuance of common stock	2	—	—	—	2	—	—	—
Re-issuance of Ambac Assurance auction market preferred shares	18,818	—	—	—	—	—	—	18,818
Balance at September 30, 2019	$1,628,664	$1,313,052	$26,407	$—	$456	$229,128	$(347)	$59,968

Balance at January 1, 2018	$1,645,258	$1,233,845	$(52,239)	$—	$453	$199,560	$(471)	$264,110
Total comprehensive income	440,822	287,858	152,964	—	—	—	—	—
Adjustment to initially apply ASU 2016-01	—	2,900	(2,900)	—	—	—	—	—
Stock-based compensation	10,475	—	—	—	—	10,475	—	—
Cost of shares (acquired) issued under equity plan	(1,116)	(1,060)	—	—	—	—	(56)	—
Issuance of common stock	1	—	—	—	1	—	—	—
Exchange of auction market preferred shares	(296,634)	(81,686)	—	—	—	8,012	—	(222,960)
Warrants exercised	3	—	—	—	—	3	—	—
Balance at September 30, 2018	$1,798,809	$1,441,857	$97,825	$—	$454	$218,050	$(527)	$41,150
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$(105,514)	$206,172
Exchange for auction market preferred shares	—	81,686
Net income (loss)	$(105,514)	$287,858
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	356	531
Amortization of bond premium and discount	(59,291)	(120,418)
Share-based compensation	9,699	10,475
Deferred income taxes	(3,292)	(6,121)
Current income taxes	27,849	(20,977)
Unearned premiums, net	(118,035)	(107,114)
Losses and loss expenses, net	(460,585)	(1,559,039)
Ceded premiums payable	(2,963)	(3,570)
Premium receivables	81,373	69,827
Accrued interest payable	64,847	(22,935)
Amortization of insurance intangible assets	279,941	78,299
Net mark-to-market (gains) losses	(1,037)	609
Net realized investment gains	(71,564)	(82,211)
Other-than-temporary impairment charges	71	1,579
(Gain) loss on extinguishment of debt	—	(3,121)
Variable interest entity activities	(30,459)	(2,982)
Derivative assets and liabilities	4,958	(38)
Other, net	87,415	61,405
Net cash used in operating activities	(296,231)	(1,417,943)
Cash flows from investing activities:
Proceeds from sales of bonds	1,051,990	1,091,516
Proceeds from matured bonds	316,818	292,395
Purchases of bonds	(866,087)	(348,682)
Proceeds from sales of other invested assets	72,558	111,524
Purchases of other invested assets	(134,948)	(93,800)
Change in short-term investments	(235,486)	(4,548)
Change in cash collateral receivable	75,018	10,953
Proceeds from paydowns of consolidated VIE assets	511,931	187,260
Other, net	(360)	2,742
Net cash provided by investing activities	791,434	1,249,360
Cash flows from financing activities:
Net proceeds from issuance of Tier 2 notes	—	240,000
Proceeds from issuance of Ambac UK debt	12,180	—
Proceeds from issuance of surplus notes	—	17,714
Paydowns of Ambac note	(28,730)	(185,738)
Paydowns of a secured borrowing	—	(73,993)
Payments for extinguishment of surplus notes	—	(191,258)
Payments for debt issuance costs	—	(9,221)
Payments for auction market preferred shares	—	(11,048)
Issuance of auction market preferred shares of Ambac Assurance	18,818	—
Tax payments related to shares withheld for share-based compensation plans	(2,610)	(1,116)
Proceeds from warrant exercises	—	3
Payments of consolidated VIE liabilities	(510,228)	(187,260)
Net cash used in financing activities	(510,570)	(401,917)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(446)	(652)
Net cash flow	(15,813)	(571,152)
Cash, cash equivalents, and restricted cash at beginning of period	83,493	624,681
Cash, cash equivalents, and restricted cash at end of period	$67,680	$53,529
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
The following description provides an update of Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 2018, and should be read in conjunction with the complete descriptions provided in the Form 10-K. Capitalized terms used, but not defined herein, and in the other footnotes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q shall have the meanings ascribed thereto in the Company’s Annual Report on Form 10-K for the year ended December 2018.
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
The execution of Ambac’s objective to increase the value of its investment in Ambac Assurance is subject to the rights of the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) under the Stipulation and Order, which requires OCI to approve certain actions taken by or in respect of Ambac Assurance, as well as restrictions in the Settlement Agreement and in the indenture for the Tier 2 Notes. Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of Ambac Assurance’s and its subsidiaries' creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Decisions by OCI could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or make certain investments may also be limited by available liquidity. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.
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

| Ambac Financial Group, Inc. 5 2019 Third Quarter FORM 10-Q |

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet was derived from audited financial statements.
The election to use the fair value option is made on an instrument by instrument based under ASC 825-10. At December 31, 2018, all VIE invested assets and long-term debt were reported under the fair value option as disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K. During the nine months ended September 30, 2019, Ambac consolidated a new VIE that holds investments in fixed income securities that management has classified as available-for-sale under the Investments - Debt Securities Topic of the ASC. Long-term debt of the newly consolidated VIE is carried at par value less unamortized discount. See Note 3. Variable Interest Entities, for further discussion of the accounting elections used and the presentation of VIEs in these unaudited consolidated financial statements.
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
Noncontrolling Interest:
At September 30, 2019 and December 31, 2018, Ambac Assurance had 5,501 and 4,115 shares of issued and outstanding Auction Market Preferred Shares ("AMPS") with a liquidation preference of $137,525 and $102,875 (reported as noncontrolling interest of $59,968 and $41,150 on Ambac's balance sheet). The increase resulted from re-issuance of $1,386 shares from the sale of Ambac owned AMPS during 2019.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $19,368 and $(5,211) for the nine months ended September 30, 2019 and 2018, of which $29,998 and $3,474 relate to investments, $(10,127) and $815 relate to premiums receivable and $(1,017) and $(9,549) relate to the remeasurement of loss reserves, classified in Net realized investment gains (losses), Other income and Losses and loss expenses, respectively. The 2019 foreign currency transactions gains primarily relate to the Ballantyne restructuring and commutation. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.

| Ambac Financial Group, Inc. 6 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30,
	2019	2018
Cash paid during the period for:
Income taxes	$11,387	$31,408
Interest on long-term debt	109,527	195,333
Non-cash financing activities:
Increase in long-term debt in exchange for auction market preferred shares	$—	$187,220
Exchange of investments in Puerto Rico COFINA bonds for new bonds issued in the Plan of Adjustment	$510,215	$—
Rehabilitation exit transaction discharge of all Deferred Amounts and cancellation of certain General Account Surplus Notes	—	1,918,561

	September 30,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$51,951	$52,505
Restricted cash	12,561	—
Variable Interest Entity Restricted cash	3,168	1,024
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$67,680	$53,529

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

| Ambac Financial Group, Inc. 7 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

disclosures were not provided for dates and periods prior to January 1, 2019.
There are a number of optional practical expedients that were elected at transition. We elected the package of practical expedients, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the hindsight practical expedient allowing us to use the benefit of hindsight in determining the probability of exercising any lessee options to extend or terminate the lease, or purchase the underlying asset. We did not use the practical expedient pertaining to land easements as it was not applicable to Ambac.
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
Cloud Computing Arrangement Service Contracts
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance requires the capitalization of certain costs incurred only during the application development stage. That guidance also requires entities to expense costs during the preliminary project and post-implementation stages as they are incurred. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The ASU may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Ambac will adopt this ASU on January 1, 2020 to prospective costs. The ASU is not expected to have a consequential impact on Ambac's financial statements.

Defined Benefit and Other Postretirement Plans Disclosures
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU modifies various disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Relevant disclosures that will be removed are: i) amounts in accumulated other comprehensive income expected to be recognized as net periodic benefit cost over the next fiscal year and ii) the effects of a one percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of the net periodic pension cost and (b) benefit obligation for postretirement healthcare benefits. Relevant disclosures that will be added are an explanation of the reasons for significant gains and losses related to changes in the benefit obligations for the period. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The modified disclosures must be applied on a retrospective basis for all periods presented. Ambac will adopt this ASU on December 31, 2020. The ASU is not expected to have a consequential impact on Ambac's financial statements.
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

| Ambac Financial Group, Inc. 8 2019 Third Quarter FORM 10-Q |

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
The ASU significantly affects how reporting entities will measure credit losses for financial assets that are not accounted for at fair value through net income, which include loans, debt securities, premium receivables, reinsurance recoverables, net investments in leases, and certain off-balance sheet credit exposures. The ASU does not apply to recoveries of previously paid losses on financial guarantee insurance contracts accounted for under ASC 944.

•
For financial assets measured at amortized cost, the ASU replaces the "incurred loss" model, which generally delayed recognition of the full amount of credit losses until the loss was probable of occurring, with an "expected loss" model, which reflects an entity's current estimate of all expected lifetime credit losses. Expected lifetime credit losses for amortized cost assets will be recorded as a valuation allowance, with subsequent increases or decreases in the allowance reflected in the Consolidated Statements of Total Comprehensive Income each period.

•
For available-for-sale debt securities, credit losses under the ASU will be measured similarly to current GAAP. However, under the ASU, credit losses for available-for-sale debt securities will be recorded as a valuation allowance (similar to the amortized cost assets approach described above), rather than as a direct write-down of the security as is required under current GAAP. As a result, improvements to estimated credit losses for available-for-sale debt securities will be recognized immediately in the Consolidated Statements of Total Comprehensive Income rather than as interest income over time.

The ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Ambac will adopt this ASU on January 1, 2020 and continue to evaluate its impact on Ambac's financial statements. We have identified the inventory of financial assets that will be affected by this standard. For assets measured at amortized cost, we are in the process of developing credit loss models, and identifying new data requirements and data sources for implementing those models. For all assets affected by this standard, both amortized cost assets and available-for-sale debt securities, we will evaluate potential changes to accounting processes, including related controls.

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

| Ambac Financial Group, Inc. 9 2019 Third Quarter FORM 10-Q |

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

| Ambac Financial Group, Inc. 10 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and Ambac Assurance:

	September 30, 2019			December 31, 2018
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
Fixed income securities, at fair value:
Corporate obligations, fair value option	$2,995,894	$—	$2,995,894	$2,737,286	$—	$2,737,286
Municipal obligations, available-for-sale (1)	—	162,714	162,714	—	—	—
Total FG VIE fixed income securities, at fair value	2,995,894	162,714	3,158,608	2,737,286	—	2,737,286
Restricted cash	970	2,198	3,168	999	—	999
Loans, at fair value (2)	2,965,539	—	2,965,539	4,287,664	—	4,287,664
Derivative assets	67,921	—	67,921	66,302	—	66,302
Other assets	3,180	974	4,154	1,058	—	1,058
Total FG VIE assets	$6,033,504	$165,886	$6,199,390	$7,093,309	$—	$7,093,309

Accrued interest payable	$2,656	$—	$2,656	$556	$—	$556
Long-term debt:
Long-term debt, at fair value (3)	4,151,433	—	4,151,433	5,268,596	—	5,268,596
Long-term debt, at par less unamortized discount	—	201,738	201,738	—	—	—
Total long-term debt	4,151,433	201,738	4,353,171	5,268,596	—	5,268,596
Derivative liabilities	1,779,077	—	1,779,077	1,712,062	—	1,712,062
Other liabilities	36	—	36	30	—	30
Total FG VIE liabilities	$5,933,202	$201,738	$6,134,940	$6,981,244	$—	$6,981,244
Number of FG VIEs consolidated	6	1	7	7	—	7

(1)
Available-for-sale FG VIE fixed income securities consist of municipal obligations with an amortized cost basis of $138,042 and aggregate gross unrealized gains and (losses) of $24,672 at September 30, 2019. All such securities had contractual maturities due after ten years as of September 30, 2019.

(2)	The unpaid principal balances of loan assets carried at fair value were $2,478,571 as of September 30, 2019 and $3,418,044 as of December 31, 2018.

(3)	The unpaid principal balances of long-term debt carried at fair value were $3,576,046 as of September 30, 2019 and $4,552,643 as of December 31, 2018.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net change in fair value of VIE assets and liabilities reported under the fair value option	$2,126	$7	$6,493	$1,158
Gain (loss) from de-consolidating FG VIEs	(1,998)	1,824	(1,998)	1,824
Net change in fair value of VIE assets and liabilities reported in earnings	128	1,831	4,495	2,982
Investment income on available-for-sale securities	2,511	—	7,896	—
Net realized investment gains (losses) on available-for-sale securities	11,564	—	13,427	—
Interest expense on long-term debt carried at par less unamortized cost	(2,840)	—	(9,285)	—
Other expenses	(119)	—	(938)	—
Gain (loss) from consolidating FG VIEs	—	—	14,864	—
Income (loss) on Variable Interest Entities	$11,244	$1,831	$30,459	$2,982

As further discussed in Note 6. Financial Guarantee Insurance Contracts, on February 12, 2019, in connection with the COFINA POA, the COFINA Class 2 Trust was established. Ambac was required to consolidate the COFINA Class 2 Trust, which resulted in a gain of $14,864. The 2019 balance sheet impact of this additional VIE on the date of consolidation was an increase to total consolidated assets and liabilities by $292,003 and $363,628, respectively. Ambac deconsolidated one VIE for the three and nine months ended September 30, 2019, and three VIEs for the three and nine months ended September 30, 2018. These VIEs were deconsolidated as a result of guaranteed bond retirements or loss mitigation activities that eliminated or reduced Ambac's control rights that previously required Ambac to consolidate these entities, and resulted

| Ambac Financial Group, Inc. 11 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

in the gain (loss) on deconsolidation noted in the above table. The 2019 balance sheet impact of the deconsolidation was a decline in total consolidated assets and liabilities by $1,233,132 and $1,230,473 from December 31, 2018 to September 30, 2019.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of September 30, 2019 and December 31, 2018:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
September 30, 2019:
Global structured finance:
Collateralized debt obligations	$—	$—	$—	$—
Mortgage-backed—residential	5,641,415	1,943,385	547,002	—
Other consumer asset-backed	1,450,873	19,829	210,512	—
Other commercial asset-backed	352,385	6,387	6,209	—
Other	998,018	7,739	19,187	7,934
Total global structured finance	8,442,691	1,977,340	782,910	7,934
Global public finance	23,058,272	317,692	320,883	(422)
Total	$31,500,963	$2,295,032	$1,103,793	$7,512

December 31, 2018:
Global structured finance:
Collateralized debt obligations	$9,787	$—	$—	$(2)
Mortgage-backed—residential	6,713,437	1,859,121	546,682	—
Other consumer asset-backed	1,700,984	15,435	238,234	—
Other commercial asset-backed	873,343	20,735	12,264	—
Other	2,122,648	53,462	301,260	7,170
Total global structured finance	11,420,199	1,948,753	1,098,440	7,168
Global public finance	24,145,956	309,071	335,437	(1,457)
Total	$35,566,155	$2,257,824	$1,433,877	$5,711

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

Ambac Sponsored Non-consolidated VIEs:
In 1994, Ambac established a VIE to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order, as discussed above. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At September 30, 2019 and December 31, 2018 the fair value of this entity was $3,388 and $4,516, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•	Total principal amount of debt outstanding was $379,360 and $393,010 at September 30, 2019 and December 31, 2018,

| Ambac Financial Group, Inc. 12 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

respectively. In each case, Ambac sold assets to this entity, which are composed of utility obligations with a weighted average rating of BBB+ at September 30, 2019 and weighted average life of 1.4 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of September 30, 2019 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

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

On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its owner trust certificate as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $44,287 and $40,168 as of September 30, 2019 and December 31, 2018, respectively.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, LLC ("Ambac LSNI"). Ambac LSNI issued Secured Notes in connection with the Rehabilitation Exit Transactions. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its holdings of Secured Notes within Fixed Income Securities in the Consolidated Balance Sheets. The carrying value of Secured Notes held by Ambac was $578,831 and $656,473 at September 30, 2019 and December 31, 2018, respectively. Ambac's debt obligation to the VIE (the Ambac Note) had a carrying value of $1,911,560 and $1,940,289 at September 30, 2019 and December 31, 2018, respectively, and is reported within Long-term debt on the Consolidated Balance Sheets.

| Ambac Financial Group, Inc. 13 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended September 30, 2019:
Beginning Balance	$157,304	$8,919	$(145,489)	$(1,646)	$19,088
Other comprehensive income (loss) before reclassifications	49,714	—	(23,570)	—	26,144
Amounts reclassified from accumulated other comprehensive income (loss)	(18,429)	(322)	—	(74)	(18,825)
Net current period other comprehensive income (loss)	31,285	(322)	(23,570)	(74)	7,319
Balance at September 30, 2019	$188,589	$8,597	$(169,059)	$(1,720)	$26,407

Three Months Ended September 30, 2018:
Beginning Balance	$153,634	$9,479	$(114,567)	$(2,692)	$45,854
Other comprehensive income (loss) before reclassifications	90,742	—	(8,873)	—	81,869
Amounts reclassified from accumulated other comprehensive income (loss)	(29,935)	(303)	—	340	(29,898)
Net current period other comprehensive income (loss)	60,807	(303)	(8,873)	340	51,971
Balance at September 30, 2018	$214,441	$9,176	$(123,440)	$(2,352)	$97,825

Nine Months Ended September 30, 2019:
Beginning Balance	$85,903	$8,874	$(141,527)	$(1,965)	$(48,715)
Other comprehensive income (loss) before reclassifications	174,179	689	(27,532)	—	147,336
Amounts reclassified from accumulated other comprehensive income (loss)	(71,493)	(966)	—	245	(72,214)
Net current period other comprehensive income (loss)	102,686	(277)	(27,532)	245	75,122
Balance at September 30, 2019	$188,589	$8,597	$(169,059)	$(1,720)	$26,407

Nine Months Ended September 30, 2018:
Beginning Balance	$30,755	$10,640	$(93,634)	$—	$(52,239)
Adjustments to opening balance, net of taxes (3)	—	—	—	(2,900)	(2,900)
Adjusted balance, beginning of period	30,755	10,640	(93,634)	(2,900)	(55,139)
Other comprehensive income before reclassifications	264,318	(556)	(29,806)	—	233,956
Amounts reclassified from accumulated other comprehensive income	(80,632)	(908)	—	548	(80,992)
Net current period other comprehensive income	$183,686	$(1,464)	$(29,806)	$548	$152,964
Balance at September 30, 2018	$214,441	$9,176	$(123,440)	$(2,352)	$97,825

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.

(2)	Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

(3)	Beginning in 2018, credit risk changes of fair value option liabilities are reflected as a component of Accumulated Other Comprehensive Income pursuant to the adoption of ASU 2016-01.
| Ambac Financial Group, Inc. 14 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(19,884)	$(30,560)	$(77,460)	$(81,843)	Net realized investment gains (losses) and other-than-temporary impairment losses
	1,455	625	5,967	1,211	Provision for income taxes
	$(18,429)	$(29,935)	$(71,493)	$(80,632)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(241)	$(241)	$(722)	$(723)	Other income (2)
Actuarial (losses)	(81)	(62)	(244)	(185)	Other income (2)
	(322)	(303)	(966)	(908)	Total before tax
	—	—	—	—	Provision for income taxes
	$(322)	$(303)	$(966)	$(908)	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$(89)	$380	$295	$630	Credit Risk Changes of Fair Value Option Liabilities
	15	(40)	(50)	(82)	Provision for income taxes
	$(74)	$340	$245	$548	Net of tax and noncontrolling interest
Total reclassifications for the period	$(18,825)	$(29,898)	$(72,214)	$(80,992)	Net of tax and noncontrolling interest

(1)
Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income with corresponding increases to the affected line items in the Consolidated Statement of Total Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
5. NET INCOME PER SHARE
As of September 30, 2019, 45,551,260 shares of Ambac's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,783 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares increased during the nine months ended September 30, 2019 due to settlements of employee restricted and performance stock units.
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units (together, "Basic Weighted Average Shares Outstanding"). Diluted net income per share is computed by dividing net income attributable to common stockholders by the Basic Weighted Average Shares Outstanding plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, vested and unvested options, unvested restricted stock units and performance stock units granted under employee and director compensation plans.

| Ambac Financial Group, Inc. 15 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	45,997,694	45,749,252	45,939,284	45,635,483
Effect of potential dilutive shares (1):
Stock options	—	—	—	—
Warrants	450,384	—	—	454,150
Restricted stock units	78,751	—	—	72,615
Performance stock units (2)	493,229	—	—	348,547
Diluted weighted average shares outstanding	47,020,058	45,749,252	45,939,284	46,510,795
Anti-dilutive shares excluded from the above reconciliation:
Stock options	16,667	126,667	16,667	126,667
Warrants	—	4,877,783	4,877,783	—
Restricted stock units	—	232,408	249,025	—
Performance stock units (2)	—	521,394	748,700	—

(1)
For the three months ended September 30, 2018 and the nine months ended September 30, 2019, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

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
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates. The weighted average risk-free rate at September 30, 2019 and December 31, 2018, was 2.4% and 2.7%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2019 and December 31, 2018, was 8.6 and 8.7 years, respectively.
In evaluating the credit quality of the premium receivables, management evaluates the obligor's ability to pay. For structured finance transactions, this evaluation will include a review of the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures, in the transaction's waterfall structure. The financial guarantee premium is generally senior in the waterfall. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. At September 30, 2019 and December 31, 2018, $13,943 and $7,136 respectively, of premium receivables were deemed uncollectable. As of September 30, 2019 and December 31, 2018, approximately 14% and 20% of the premium receivables, net of uncollectable receivables, related to transactions with non-investment grade internal ratings, mainly structured finance transactions. Past due premiums on policies insuring non-investment grade obligations amounted to less than $100 at September 30, 2019.
Below is the gross premium receivable roll-forward for the affected periods:

	Nine Months Ended September 30,
	2019	2018
Beginning premium receivable	$495,391	$586,312
Premium receipts	(36,778)	(42,660)
Adjustments for changes in expected and contractual cash flows (1)	(32,593)	(34,088)
Accretion of premium receivable discount	8,775	11,211
Deconsolidation of certain VIEs	3,239	—
Changes to uncollectable premiums	(6,921)	2,473
Other adjustments (including foreign exchange)	(16,369)	(6,051)
Ending premium receivable (2)	$414,744	$517,197

(1)	Adjustments for changes in expected and contractual cash flows primarily due to reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.

| Ambac Financial Group, Inc. 16 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(2)
Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At September 30, 2019 and 2018, premium receivables include British Pounds of $124,406 (£101,168) and $136,925 (£104,988), respectively, and Euros of $22,091 (€20,264) and $32,613 (€28,085), respectively.

When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three and nine months ended September 30, 2019 was $2,019 and $8,073, respectively, and for the three and nine months ended September 30, 2018 was $6,751 and 22,246, respectively.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended September 30,
	2019		2018
	Written	Earned	Written	Earned
Direct	$(13,480)	$13,097	$(22,954)	$27,559
Assumed	—	19	—	20
Ceded (1)	22,873	2,650	(789)	1,939
Net premiums	$(36,353)	$10,466	$(22,165)	$25,640

	Nine Months Ended September 30,
	2019		2018
	Written	Earned	Written	Earned
Direct	$(30,739)	$52,596	$(19,304)	$87,506
Assumed	—	59	—	59
Ceded (1)	22,030	6,598	(1,832)	5,206
Net premiums	$(52,769)	$46,057	$(17,472)	$82,359

(1)	Includes ceded premium activity related to the execution of a reinsurance transaction in the three and nine months ended September 30, 2019.
The following table summarizes net premiums earned by location of risk for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$10,588	$19,539	$44,457	$64,009
United Kingdom	4,354	4,523	12,769	14,337
Other international	(4,476)	1,578	(11,169)	4,013
Total	$10,466	$25,640	$46,057	$82,359

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at September 30, 2019:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (1)
Three months ended:
December 31, 2019	$11,888	$10,507
Twelve months ended:
December 31, 2020	41,442	40,407
December 31, 2021	35,601	36,938
December 31, 2022	35,292	34,531
December 31, 2023	33,792	32,345
Five years ended:
December 31, 2028	147,828	135,566
December 31, 2033	108,291	90,347
December 31, 2038	57,282	46,459
December 31, 2043	24,772	16,205
December 31, 2048	11,298	6,637
December 31, 2053	2,251	1,314
December 31, 2058	31	20
Total	$509,768	$451,276

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

| Ambac Financial Group, Inc. 17 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Loss and Loss Expense Reserves:
The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at September 30, 2019 and December 31, 2018:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Claims and Loss Expenses	Recoveries
September 30, 2019:
Loss and loss expense reserves	$1,803,743	$(225,967)	$(55,472)	$1,522,304
Subrogation recoverable	135,599	(2,217,867)	—	(2,082,268)
Totals	$1,939,342	$(2,443,834)	$(55,472)	$(559,964)

December 31, 2018:
Loss and loss expense reserves	$2,246,335	$(313,595)	$(106,662)	$1,826,078
Subrogation recoverable	175,694	(2,108,654)	—	(1,932,960)
Totals	$2,422,029	$(2,422,249)	$(106,662)	$(106,882)

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Nine Months Ended September 30,
	2019	2018
Beginning gross loss and loss expense reserves	$(106,882)	$4,113,802
Reinsurance recoverable	22,623	40,658
Beginning balance of net loss and loss expense reserves	(129,505)	4,073,144
Losses and loss expenses (benefit):
Current year	659	976
Prior years	(84,593)	(182,291)
Total (1) (2) (3)	(83,934)	(181,315)
Loss and loss expenses paid (recovered):
Current year	32	143
Prior years (3)	298,909	3,937,561
Total	298,941	3,937,704
Foreign exchange effect	(1,174)	(9,578)
Ending net loss and loss expense reserves	(513,554)	(55,453)
Impact of VIE consolidation	(72,159)	—
Reinsurance recoverable (4)	25,749	25,326
Ending gross loss and loss expense reserves	$(559,964)	$(30,127)

(1)	Total losses and loss expenses (benefit) includes $(5,999) and $(123) for the nine months ended September 30, 2019 and 2018, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W"s) by transaction sponsors within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated R&Ws for the nine months ended September 30, 2019 and 2018 was $15,365 and $56,928, respectively.

(3)
On February 12, 2018, Deferred Amounts and Interest Accrued on Deferred Amounts in the amount of $3,000,158 and $856,834, respectively were settled in connection with the Rehabilitation Exit Transactions. 2018 includes a $288,204 loss and loss expense benefit on these settled Deferred Amounts.

(4)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $287 and $185 as of September 30, 2019 and 2018, respectively, related to previously presented loss and loss expenses and subrogation.

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

| Ambac Financial Group, Inc. 18 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at September 30, 2019 and December 31, 2018. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at September 30, 2019 and December 31, 2018 was 1.8% and 2.8%, respectively.

Surveillance Categories as of September 30, 2019
	I	IA	II	III	IV	V	Total
Number of policies	34	20	11	17	136	3	221
Remaining weighted-average contract period (in years) (1)	8	18	10	17	15	3	15
Gross insured contractual payments outstanding:
Principal	$748,982	$649,596	$137,345	$900,525	$3,890,338	$37,962	$6,364,748
Interest	371,462	582,864	74,611	398,722	1,692,337	12,413	3,132,409
Total	$1,120,444	$1,232,460	$211,956	$1,299,247	$5,582,675	$50,375	$9,497,157
Gross undiscounted claim liability	$2,037	$53,685	$12,569	$523,533	$1,710,357	$50,343	$2,352,524
Discount, gross claim liability	(144)	(5,129)	(894)	(134,783)	(343,293)	(2,090)	(486,333)
Gross claim liability before all subrogation and before reinsurance	1,893	48,556	11,675	388,750	1,367,064	48,253	1,866,191
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,784,421)	—	(1,784,421)
Discount, RMBS subrogation	—	—	—	—	29,477	—	29,477
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,754,944)	—	(1,754,944)
Less:
Gross other subrogation (3)	(21)	—	—	(41,723)	(682,464)	(12,758)	(736,966)
Discount, other subrogation	2	—	—	3,812	41,743	2,519	48,076
Discounted other subrogation, before reinsurance	(19)	—	—	(37,911)	(640,721)	(10,239)	(688,890)
Gross claim liability, net of all subrogation and discounts, before reinsurance	1,874	48,556	11,675	350,839	(1,028,601)	38,014	(577,643)
Less: Unearned premium revenue	(1,405)	(9,307)	(840)	(7,902)	(35,854)	(164)	(55,472)
Plus: Loss expense reserves	837	341	975	5,236	65,762	—	73,151
Gross loss and loss expense reserves	$1,306	$39,590	$11,810	$348,173	$(998,693)	$37,850	$(559,964)
Reinsurance recoverable reported on Balance Sheet (4)	$140	$9,417	$3,962	$23,604	$(11,087)	$—	$26,036

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)
Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $25,749 related to future loss and loss expenses and $287 related to presented loss and loss expenses and subrogation.

| Ambac Financial Group, Inc. 19 2019 Third Quarter FORM 10-Q |

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
Puerto Rico:
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,123,000. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. Each issuing entity has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges or general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted and may continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to a material increase in permanent losses causing a material adverse impact on our results of operations and financial condition. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including demographic trends, economic growth, tax policy and revenues, impact of reforms, fiscal plans, government actions, political instability, budgetary performance and flexibility, weather events, litigation outcomes, as well as federal funding of Commonwealth needs. In the near term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure, heightening its vulnerability to additional weather events. The longer term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, among other factors, the management, usage and efficacy of federal resources.
Also important to Puerto Rico's economic growth, government reform and creditor outcomes is the revised Fiscal Plan for the Commonwealth of Puerto Rico, certified by the Financial Oversight and Management Board for Puerto Rico ("Oversight Board") on

| Ambac Financial Group, Inc. 20 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

May 9, 2019. The Commonwealth Fiscal Plan outlines a series of reforms, projects the fiscal and economic impact of those reforms, and provides forecasts of resulting budgetary surpluses over a fiscal year series. However, as was the case with prior Commonwealth Fiscal Plans, the Commonwealth Fiscal Plan certified on May 9, 2019 lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to predict the long-term capacity and willingness of the Puerto Rico government and its instrumentalities to pay debt service on bonded debt and how their debt burden and financial flexibility might affect Ambac Assurance's claim potential, risk profile and long-term financial strength.
Substantial uncertainty exists with respect to the ultimate outcome for creditors in Puerto Rico, such as Ambac Assurance, due to, amongst other matters, legislation enacted by the Commonwealth and the federal government, including PROMESA, actions taken pursuant to such laws, including Title III filings, as well as political uncertainty and leadership turnover. Ambac Assurance is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests. As a result of litigation or other aspects of the restructuring processes, the differences among the credits insured by Ambac Assurance may not be respected.
Ambac Assurance has participated and may continue to participate in mediation related to potential debt restructurings. Mediation may not be productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses. No assurances can be given that negotiations will be successfully concluded, that Commonwealth, Oversight Board and creditor parties will reach definitive agreements on additional debt restructurings, that any additional negotiated transaction debt restructuring, definitive agreement or Plans of Adjustment will be approved by the court and completed, or that any transaction or Plans of Adjustment will not have an adverse impact on Ambac's financial condition or results. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could further impair our exposures, causing losses that could have a material adverse impact on our results of operations and financial condition.
While our reserving scenarios account for a wide range of possible outcomes, reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith as well as the uncertainties emanating from the damage caused by hurricanes Maria and Irma, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially having a material adverse effect on our results of operations and financial position, and may be subject to material volatility.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the nine months ended September 30, 2019, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $196,599, which was primarily impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at September 30, 2019, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,100,000. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of September 30, 2019 would decrease from $1,628,664 to $528,664. However, there can be no assurance that losses may not exceed such amount.
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
As a result of the POA, and subsequent commutations, amendments, and redemptions of obligations of the COFINA Class 2 Trust, Ambac Assurance's net par outstanding was reduced to $101,584 as of September 30, 2019. Ambac Assurance's remaining policy obligation of $101,584 net par is an asset of the COFINA Class 2 Trust, which holds a ratable distribution of new COFINA bonds, the interest and principal from which can be used to partially offset Ambac’s remaining insurance liability. As further discussed in Note 3. Variable Interest Entities, Ambac Assurance consolidates the COFINA Class 2 Trust.
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

| Ambac Financial Group, Inc. 21 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac has recorded R&W subrogation recoveries of $1,754,944 ($1,728,879 net of reinsurance) and $1,770,546 ($1,744,243 net of reinsurance) at September 30, 2019 and December 31, 2018, respectively. R&W recovery proceeds up to the first $1,400,000 and above $1,600,000 have been pledged as security on certain of Ambac's long-term debt obligations as described further in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Below is the rollforward of R&W subrogation for the affected periods:

	Nine Months Ended September 30,
	2019	2018
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,770,546	$1,834,387
Changes recognized during the period:
Impact of sponsor actions (1)	—	—
All other changes (2)	(15,602)	(58,139)
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,754,944	$1,776,248

(1)	Sponsor actions include loan repurchases, direct payments to Ambac and other contributions from sponsors.

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
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three and nine months ended September 30, 2019, the insurance intangible amortization expense was $17,421 and $279,941, respectively, and for the three and nine months ended September 30, 2018, the insurance intangible amortization expense was $26,421 and $78,299, respectively. As of September 30, 2019 and December 31, 2018, the gross carrying value of the insurance intangible asset was $1,258,362 and $1,551,576, respectively. Accumulated amortization of the insurance intangible asset was $824,838 and $832,645, as of September 30, 2019 and December 31, 2018, respectively, resulting in a net insurance intangible asset of $433,524 and $718,931, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

Amortization expense (1)
2019 (three months)	$11,918
2020	44,390
2021	39,019
2022	35,425
2023	32,266
Thereafter	270,506

(1)
Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing.

| Ambac Financial Group, Inc. 22 2019 Third Quarter FORM 10-Q |

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

The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2019 and December 31, 2018, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 23 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
September 30, 2019:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$305,128	$305,128	$—	$305,128	$—
Corporate obligations	1,469,250	1,469,250	800	1,468,450	—
Foreign obligations	42,488	42,488	42,488	—	—
U.S. government obligations	156,060	156,060	156,060	—	—
Residential mortgage-backed securities	257,340	257,340	—	257,340	—
Collateralized debt obligations	147,835	147,835	—	147,835	—
Other asset-backed securities	349,204	349,204	—	269,783	79,421
Fixed income securities, pledged as collateral:
U.S. government obligations	84,948	84,948	84,948	—	—
Short term investments	664,441	664,441	603,435	61,006	—
Other investments (1)	462,427	435,820	130,393	—	17,680
Cash, cash equivalents and restricted cash	64,512	64,512	30,596	33,916	—
Derivative assets:
Interest rate swaps—asset position	81,769	81,769	—	8,617	73,152
Futures contracts	393	393	393	—	—
Other assets - equity in sponsored VIE	3,388	3,388	—	—	3,388
Other assets-Loans	9,770	13,032	—	—	13,032
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,995,894	2,995,894	—	—	2,995,894
Fixed income securities: Municipal obligations	162,714	162,714	—	162,714	—
Restricted cash	3,168	3,168	3,168	—	—
Loans	2,965,539	2,965,539	—	—	2,965,539
Derivative assets: Currency swaps-asset position	67,921	67,921	—	67,921	—
Total financial assets	$10,294,189	$10,270,844	$1,052,281	$2,782,710	$6,148,106
Financial liabilities:
Long term debt, including accrued interest	$3,378,744	$3,364,780	$—	$2,965,844	$398,936
Derivative liabilities:
Credit derivatives	422	422	—	—	422
Interest rate swaps—asset position	(68)	(68)	—	(68)	—
Interest rate swaps—liability position	102,960	102,960	—	102,960	—
Liabilities for net financial guarantees written (2)	(932,517)	179,352	—	—	179,352
Variable interest entity liabilities:
Long-term debt (includes $4,151,433 at fair value)	4,353,171	4,366,312	—	4,208,107	158,205
Derivative liabilities: Interest rate swaps—liability position	1,779,077	1,779,077	—	1,779,077	—
Total financial liabilities	$8,681,789	$9,792,835	$—	$9,055,920	$736,915

| Ambac Financial Group, Inc. 24 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
December 31, 2018:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$879,919	$879,919	$—	$879,919	$—
Corporate obligations	1,278,122	1,278,122	—	1,278,122	—
Foreign obligations	30,834	30,834	29,922	912	—
U.S. government obligations	94,394	94,394	94,394	—	—
Residential mortgage-backed securities	258,607	258,607	—	258,607	—
Collateralized debt obligations	131,356	131,356	—	131,356	—
Other asset-backed securities	442,443	442,443	—	370,372	72,071
Short term investments	430,331	430,331	304,880	125,451	—
Other investments (1)	391,217	367,315	71,108	—	16,266
Cash and cash equivalents and restricted cash	82,494	82,494	52,661	29,833	—
Derivative assets:
Interest rate swaps—asset position	59,468	59,468	—	12,008	47,460
Other assets - equity in sponsored VIE	4,516	4,516	—	—	4,516
Other assets-loans	9,913	11,620	—	—	11,620
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,737,286	2,737,286	—	—	2,737,286
Restricted cash	999	999	999	—	—
Loans	4,287,664	4,287,664	—	—	4,287,664
Derivative assets: Currency swaps—asset position	66,302	66,302	—	66,302	—
Total financial assets	$11,185,865	$11,163,670	$553,964	$3,152,882	$7,176,883
Financial liabilities:
Long term debt, including accrued interest	$3,304,737	$3,259,966	$—	$2,909,272	$350,694
Derivative liabilities:
Credit derivatives	1,459	1,459	—	—	1,459
Interest rate swaps—liability position	71,861	71,861	—	71,861	—
Futures contracts	3,379	3,379	3,379	—
Liabilities for net financial guarantees written (2)	(718,388)	558,824	—	—	558,824
Variable interest entity liabilities:
Long-term debt	5,268,596	5,268,596	—	5,051,504	217,092
Derivative liabilities: Interest rate swaps—liability position	1,712,062	1,712,062	—	1,712,062	—
Total financial liabilities	$9,643,706	$10,876,147	$3,379	$9,744,699	$1,128,069

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $287,748 and $279,941 as of September 30, 2019 and December 31, 2018, respectively, which are measured using NAV as a practical expedient.

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

| Ambac Financial Group, Inc. 25 2019 Third Quarter FORM 10-Q |

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from quotes or alternative pricing sources. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2019, approximately 4%, 94% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2018, approximately 8%, 90% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $79,421 and $72,071 at September 30, 2019 and December 31, 2018, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at September 30, 2019 and December 31, 2018 include the following weighted averages:

September 30, 2019:
a. Coupon rate:	5.98%
b. Average Life:	15.76 years
c. Yield:	10.50%

December 31, 2018:
a. Coupon rate:	5.97%
b. Maturity:	16.29 years
c. Yield:	12.00%
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
Other investments also includes Ambac's equity interest in a non-consolidated VIE created in connection with Ambac's monetization of Ambac Assurance junior surplus notes. This equity interest is carried under the equity method. Fair value for the non-consolidated VIE equity interest is internally calculated using a discounted cash flow approach and is classified as Level 3.
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps, credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from

| Ambac Financial Group, Inc. 26 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The fair value of credit derivative liabilities was reduced by $35 and $138 at September 30, 2019 and December 31, 2018, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swap liabilities are collateralized and are not adjusted with an Ambac CVA at September 30, 2019 and December 31, 2018.
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
Ambac's remaining credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and expected life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only one remaining credit derivative with internal credit rating of AA at September 30, 2019. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed reinsurance contracts, net cash flows for each policy includes future: (i) installment premium receipts, (ii) gross claim payments, and (iii) subrogation receipts. For ceded reinsurance contracts, net cash flows for each policy includes future: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each assumed or ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. A profit margin was developed based on discussions with the third-party institutions with valuation expertise and discussions with industry participants. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of Ambac guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
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
Other Financial Assets and Liabilities:
Included in Other assets are Loans and Ambac’s equity interest in an Ambac sponsored VIE established to provide certain financial guarantee clients with funding for their debt obligations. The fair values of these financial assets are estimated based upon internal valuation models and are classified as Level 3.
Variable Interest Entity Assets and Liabilities:
The financial assets and liabilities of VIEs consolidated under the Consolidation Topic of the ASC consist primarily of fixed income securities, loans, derivative and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization

| Ambac Financial Group, Inc. 27 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

entities which have liabilities and/or assets guaranteed by Ambac Assurance or Ambac UK. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from independent market sources. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based on internal discounted cash flow models. Comparable to the sensitivities of investments in fixed income securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for VIE debt. VIE debt instruments carried at fair value and considered Level 3 included fixed rate notes secured by various European ABS. Information about the valuation inputs for VIE debt carried at fair value and classified as Level 3 is as follows:
European ABS transactions: The fair value of such obligations classified as Level 3 was $0 and $217,092 at September 30, 2019 and December 31, 2018, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. As a result of reductions to Ambac's control rights, this VIE was deconsolidated at September 30, 2019. Significant inputs for the valuation at December 31, 2018 include the following weighted averages:

December 31, 2018:
a. Coupon rate:	2.20%
b. Maturity:	18.93 years
c. Yield:	3.18%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative liability fair value balances at September 30, 2019 and December 31, 2018 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Internal valuations of VIE assets (fixed income securities or loans), therefore, are generally derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 2.6% and 3.1% at September 30, 2019 and December 31, 2018, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

| Ambac Financial Group, Inc. 28 2019 Third Quarter FORM 10-Q |

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
	Investments	Other Assets(1)	Derivatives	Investments	Loans	Long-term Debt	Total
Three Months Ended September 30, 2019:
Balance, beginning of period	$74,318	$3,771	$62,270	$2,881,889	$4,288,572	$(230,615)	$7,080,205
Total gains/(losses) realized and unrealized:
Included in earnings	530	(383)	11,634	206,241	126,541	—	344,563
Included in other comprehensive income	4,926	—	—	(92,236)	(133,131)	7,336	(213,105)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(353)	—	(1,174)	—	(465,838)	—	(467,365)
Deconsolidation of VIEs	—	—	—	—	(850,605)	223,279	(627,326)
Balance, end of period	$79,421	$3,388	$72,730	$2,995,894	$2,965,539	$—	$6,116,972
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(383)	$11,543	$206,241	$114,825	$—	$332,226

Three Months Ended September 30, 2018:
Balance, beginning of period	$68,802	$5,255	$45,613	$2,756,924	$10,751,199	$(2,517,638)	$11,110,155
Total gains/(losses) realized and unrealized:
Included in earnings	376	(368)	(2,080)	(7,811)	(29,439)	3,101	(36,221)
Included in other comprehensive income	3,218	—	—	(30,736)	(122,908)	28,064	(122,362)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(302)	—	(1,296)	—	(89,296)	17,841	(73,053)
Deconsolidation of VIEs	—	—	—	—	(5,946,465)	2,237,352	(3,709,113)
Balance, end of period	$72,094	$4,887	$42,237	$2,718,377	$4,563,091	$(231,280)	$7,169,406
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(368)	$(2,179)	$(7,811)	$(29,439)	$3,101	$(36,696)

(1)	Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE.

| Ambac Financial Group, Inc. 29 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Nine Months Ended September 30, 2019:
Balance, beginning of period	$72,071	$4,516	$46,001	$2,737,286	$4,287,664	$(217,092)	$6,930,446
Total gains/(losses) realized and unrealized:
Included in earnings	1,301	(1,128)	30,187	381,716	300,503	(14,603)	697,976
Included in other comprehensive income	7,040	—	—	(105,924)	(150,535)	8,416	(241,003)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(991)	—	(3,458)	(17,184)	(621,488)	—	(643,121)
Deconsolidation of VIEs	—	—	—	—	(850,605)	223,279	(627,326)
Balance, end of period	$79,421	$3,388	$72,730	$2,995,894	$2,965,539	$—	$6,116,972
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,128)	$29,911	$381,716	$228,788	$—	$639,287

Nine Months Ended September 30, 2018:
Balance, beginning of period	$808,557	$5,979	$60,808	$2,914,145	$11,529,384	$(2,757,688)	$12,561,185
Total gains/(losses) realized and unrealized:
Included in earnings	35,842	(1,092)	(14,137)	(80,974)	(204,561)	180,314	(84,608)
Included in other comprehensive income	(52,804)	—	—	(97,199)	(371,610)	85,837	(435,776)
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(714,192)	—	(4,434)	(17,595)	(443,657)	22,905	(1,156,973)
Transfers out of Level 3	(5,309)	—	—	—	—	—	(5,309)
Deconsolidation of VIEs	—	—	—	—	(5,946,465)	2,237,352	(3,709,113)
Balance, end of period	$72,094	$4,887	$42,237	$2,718,377	$4,563,091	$(231,280)	$7,169,406
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,092)	$(14,433)	$(80,974)	$(70,659)	$37,637	$(129,521)

| Ambac Financial Group, Inc. 30 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$74,318	$—	$74,318	$68,802	$—	$68,802
Total gains/(losses) realized and unrealized:
Included in earnings	530	—	530	376	—	376
Included in other comprehensive income	4,926	—	4,926	3,218	—	3,218
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(353)	—	(353)	(302)	—	(302)
Balance, end of period	$79,421	$—	$79,421	$72,094	$—	$72,094
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level 3 - Investments by Class:
	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$72,071	$—	$72,071	$72,540	$736,017	$808,557
Total gains/(losses) realized and unrealized:
Included in earnings	1,301	—	1,301	1,115	34,727	35,842
Included in other comprehensive income	7,040	—	7,040	(666)	(52,138)	(52,804)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(991)	—	(991)	(895)	(713,297)	(714,192)
Transfers out of Level 3	—	—	—	—	(5,309)	(5,309)
Balance, end of period	$79,421	$—	$79,421	$72,094	$—	$72,094
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

| Ambac Financial Group, Inc. 31 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level 3 - Derivatives by Class:
	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$63,131	$(861)	$62,270	$46,939	$(1,326)	$45,613
Total gains/(losses) realized and unrealized:
Included in earnings	11,106	528	11,634	(2,330)	250	(2,080)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,085)	(89)	(1,174)	(1,197)	(99)	(1,296)
Balance, end of period	$73,152	$(422)	$72,730	$43,412	$(1,175)	$42,237
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$11,106	$437	$11,543	$(2,330)	$151	$(2,179)

Level 3 - Derivatives by Class:
	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$47,460	$(1,459)	$46,001	$61,374	$(566)	$60,808
Total gains/(losses) realized and unrealized:
Included in earnings	28,876	1,311	30,187	(13,824)	(313)	(14,137)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(3,184)	(274)	(3,458)	(4,138)	(296)	(4,434)
Balance, end of period	$73,152	$(422)	$72,730	$43,412	$(1,175)	$42,237
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$28,876	$1,035	$29,911	$(13,824)	$(609)	$(14,433)
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

| Ambac Financial Group, Inc. 32 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Loss)
Three Months Ended September 30, 2019:
Total gains or losses included in earnings for the period	$530	$11,634	$332,782	$(383)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	11,543	321,066	(383)

Three Months Ended September 30, 2018:
Total gains or losses included in earnings for the period	$376	$(2,080)	$(34,149)	$(368)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	(2,179)	(34,149)	(368)

Nine Months Ended September 30, 2019:
Total gains or losses included in earnings for the period	$1,301	$30,187	$667,616	$(1,128)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	29,911	610,504	(1,128)

Nine Months Ended September 30, 2018:
Total gains or losses included in earnings for the period	$35,842	$(14,137)	$(105,221)	$(1,092)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	(14,433)	(113,996)	(1,092)

| Ambac Financial Group, Inc. 33 2019 Third Quarter FORM 10-Q |

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
Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit Other-than temporary Impairments (1)
September 30, 2019:
Fixed income securities:
Municipal obligations	$268,455	$36,953	$280	$305,128	$—
Corporate obligations (2)	1,431,002	38,536	288	1,469,250	—
Foreign obligations	41,485	1,005	2	42,488	—
U.S. government obligations	151,744	4,390	74	156,060	—
Residential mortgage-backed securities	206,211	51,187	58	257,340	58
Collateralized debt obligations	148,385	23	573	147,835	—
Other asset-backed securities	313,996	35,259	51	349,204	—
	2,561,278	167,353	1,326	2,727,305	58
Short-term	664,423	41	23	664,441	—
	3,225,701	167,394	1,349	3,391,746	58
Fixed income securities pledged as collateral:
U.S. government obligations	84,948	—	—	84,948	—
Total fixed income securities pledged as collateral	84,948	—	—	84,948	—
Total available-for-sale investments	$3,310,649	$167,394	$1,349	$3,476,694	$58

December 31, 2018:
Fixed income securities:
Municipal obligations	$882,631	$14,364	$17,076	$879,919	$5
Corporate obligations (2)	1,288,882	6,444	17,204	1,278,122	—
Foreign obligations	30,496	399	61	30,834	—
U.S. government obligations	93,636	1,371	613	94,394	—
Residential mortgage-backed securities	221,825	37,575	793	258,607	27
Collateralized debt obligations	133,075	8	1,727	131,356	—
Other asset-backed securities	370,199	72,868	624	442,443	—
	3,020,744	133,029	38,098	3,115,675	32
Short-term	430,405	23	97	430,331	—
Total available-for-sale investments	$3,451,149	$133,052	$38,195	$3,546,006	$32

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of September 30, 2019 and December 31, 2018.

(2)	Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.

| Ambac Financial Group, Inc. 34 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2019, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$769,507	$769,767
Due after one year through five years	1,202,643	1,221,570
Due after five years through ten years	443,917	471,856
Due after ten years	225,990	259,122
	2,642,057	2,722,315
Residential mortgage-backed securities	206,211	257,340
Collateralized debt obligations	148,385	147,835
Other asset-backed securities	313,996	349,204
Total	$3,310,649	$3,476,694

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2019:
Fixed income securities:
Municipal obligations	$—	$—	$10,436	$280	$10,436	$280
Corporate obligations	63,985	267	4,987	21	68,972	288
Foreign obligations	1,122	1	312	1	1,434	2
U.S. government obligations	1,741	61	2,273	13	4,014	74
Residential mortgage-backed securities	4,112	58	—	—	4,112	58
Collateralized debt obligations	99,144	542	2,969	31	102,113	573
Other asset-backed securities	6,067	29	5,181	22	11,248	51
	176,171	958	26,158	368	202,329	1,326
Short-term	137,514	23	—	—	137,514	23
Total temporarily impaired securities	$313,685	$981	$26,158	$368	$339,843	$1,349

| Ambac Financial Group, Inc. 35 2019 Third Quarter FORM 10-Q |

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
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of September 30, 2019 and December 31, 2018 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii)  no management intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. Principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis.
As of September 30, 2019, for securities that have indications of possible other-than-temporary impairment but for which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at September 30, 2019, $9,093 of the total fair value and $91 of the unrealized loss related to below investment grade and non-rated securities. The remainder of gross unrealized losses as of September 30, 2019, are primarily on investment grade fixed-rate securities purchased during periods of lower interest rates. Management believes that the timely receipt of all principal and interest on these positions is probable.
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

| Ambac Financial Group, Inc. 36 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross realized gains on securities	$11,993	$30,909	$46,430	$83,937
Gross realized losses on securities	(365)	(2,171)	(4,864)	(5,200)
Net foreign exchange (losses) gains	6,843	1,463	29,998	3,474
Net realized gains (losses)	$18,471	$30,201	$71,564	$82,211
Net other-than-temporary impairments (1)	$(42)	$(266)	$(71)	$(1,579)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of September 30, 2019 and 2018 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$12,454	$67,085
Additions for credit impairments recognized on:
Securities not previously impaired	—	226
Securities previously impaired	—	97
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(774)	(53,222)
Balance, end of period	$11,680	$14,186

Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Cash, cash equivalents and securities held directly in Ambac’s investment portfolio with a fair value of $135,258 and $102,904 at September 30, 2019 and December 31, 2018, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”. Refer to Note 9. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $6,281 and $5,975 at September 30, 2019 and December 31, 2018, respectively, were deposited with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1,421 at September 30, 2019 were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $205,882 and $209,983 at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral and as sources of funding to repay the Secured Notes issued by Ambac LSNI. The securities may not be transferred or repledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of interest payments and partial redemptions of the Secured Notes held by Ambac Assurance. The amount of such proceeds held by Ambac Assurance was $12,561 and $19,405 at September 30, 2019 and December 31, 2018, respectively, and is included in Restricted cash on the Consolidated Balance Sheet.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2019 and December 31, 2018, respectively:

	Municipal Obligations	Corporate Obligations (3)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
September 30, 2019:
Ambac Assurance Corporation (2)	$172,296	$578,831	$455,455	$1,206,582	CCC-
National Public Finance Guarantee Corporation	11,568	—	—	11,568	BBB-
Total	$183,864	$578,831	$455,455	$1,218,150	CCC-

December 31, 2018:
Ambac Assurance Corporation (2)	$833,241	$656,473	$599,185	$2,088,899	CC
National Public Finance Guarantee Corporation	15,600	—	—	15,600	BBB-
Total	$848,841	$656,473	$599,185	$2,104,499	CC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $0 and $144,672 at September 30, 2019 and December 31, 2018, respectively, insured by Ambac UK.

(3)	Represents Ambac's holdings of secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by Ambac Assurance.
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. In addition to these investments, Ambac has unfunded commitments at September 30, 2019 of $9,827 to an investment fund that focuses on middle-market enterprise debt and structured equity and $50,000 to an investment fund that focuses on tactical opportunities across global credit markets.

	Fair Value
Class of Funds	September 30, 2019	December 31, 2018	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$15,321	$16,123	quarterly	10 business days
Interest rate products (2) (7)	234,758	177,357	daily, weekly or monthly	0 - 30 days
Illiquid investments (3)	53,445	84,297	quarterly if permitted	180 days if permitted
Insurance-linked investments (4)	3,179	29,318	quarterly	90-120 days
Equity market investments (5) (7)	50,342	43,954	daily	0 days
Credit products (6)	61,095	—	quarterly	90 days
Total equity investments in pooled funds	$418,140	$351,049

(1)	Investments consist of UK property to generate income and capital growth.

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

(3)
This class seeks to obtain high long-term total return through investments with low liquidity and defined term. Funds have stated termination dates ranging from 2025 to 2029, subject to earlier distributions at the discretion of the manager. Redemptions are either not permitted, or are permitted subject to the approval of the manager. Certain funds have expected capital distributions to subscribers starting in 2022.

(4)
This class aims to provide returns from the insurance and reinsurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments. Redemption periods are quarterly, subject to 90-day notice for January/July redemption dates and 120-day notice for April/October redemption dates. Ambac has received all available voluntary redemptions of this class as of September 30, 2019, with the remaining balance representing Ambac's interest in a fund for which the ultimate amount and timing of distributions is pending settlement of past insured events.

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

(7)
Interest rate products include $50,342 at September 30, 2019 and $27,154 at December 31, 2018 and equity market investments include $80,050 at September 30, 2019 and $43,954 at December 31, 2018 that have readily determinable fair values priced through pricing vendors.

Ambac also holds an equity interest in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which is accounted for under the equity method.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed income securities	$33,462	$49,372	$151,265	$219,222
Short-term investments	4,165	2,395	13,759	7,671
Loans	180	185	545	552
Investment expense	(1,477)	(1,967)	(4,358)	(5,167)
Securities available-for-sale and short-term	36,330	49,985	161,211	222,278
Other investments	8,207	8,347	24,627	12,956
Total net investment income	$44,537	$58,332	$185,838	$235,234

Net investment income from Other investments primarily represents changes in fair value on securities classified as trading or under the fair value option, income from investment limited partnerships accounted for under the equity method and the above noted equity interest in an unconsolidated trust accounted for under the equity method.
The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gains (losses) recognized during the period on trading securities	$5,532	$7,014	$19,245	$9,067
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	1,513	612	3,925	(2,067)
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$4,019	$6,402	$15,320	$11,134

| Ambac Financial Group, Inc. 37 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
September 30, 2019:
Derivative Assets:
Interest rate swaps	$81,837	$68	$81,769	$—	$81,769
Futures contracts	393	—	393	—	393
Total non-VIE derivative assets	$82,230	$68	$82,162	$—	$82,162
Derivative Liabilities:
Credit derivatives	$422	$—	$422	$—	$422
Interest rate swaps	102,960	68	102,892	102,076	816
Total non-VIE derivative liabilities	$103,382	$68	$103,314	$102,076	$1,238
Variable Interest Entities Derivative Assets:
Currency swaps	$67,921	$—	$67,921	$—	$67,921
Total VIE derivative assets	$67,921	$—	$67,921	$—	$67,921
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,779,077	$—	$1,779,077	$—	$1,779,077
Total VIE derivative liabilities	$1,779,077	$—	$1,779,077	$—	$1,779,077

December 31, 2018:
Derivative Assets:
Interest rate swaps	$59,768	$300	$59,468	$—	$59,468
Total non-VIE derivative assets	$59,768	$300	$59,468	$—	$59,468
Derivative Liabilities:
Credit derivatives	$1,459	$—	$1,459	$—	$1,459
Interest rate swaps	72,161	300	71,861	67,126	4,735
Futures contracts	3,379	—	3,379	3,379	—
Total non-VIE derivative liabilities	$76,999	$300	$76,699	$70,505	$6,194
Variable Interest Entities Derivative Assets:
Currency swaps	$66,302	$—	$66,302	$—	$66,302
Total VIE derivative assets	$66,302	$—	$66,302	$—	$66,302
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,712,062	$—	$1,712,062	$—	$1,712,062
Total VIE derivative liabilities	$1,712,062	$—	$1,712,062	$—	$1,712,062

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $50,310 and $102,904 as of September 30, 2019 and December 31, 2018, respectively. There were no amounts held representing an obligation to return cash collateral as of September 30, 2019 and December 31, 2018.

| Ambac Financial Group, Inc. 38 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$528	$250	$1,311	$(313)
Interest rate swaps	Net gains (losses) on derivative contracts	(547)	3,157	(10,656)	9,320
Futures contracts	Net gains (losses) on derivative contracts	(9,871)	14,176	(52,116)	42,699
Total Non-VIE derivatives		$(9,890)	$17,583	(61,461)	51,706
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$9,618	$1,140	6,257	6,666
Interest rate swaps	Income (loss) on variable interest entities	(165,664)	335,054	(271,875)	548,092
Total Variable Interest Entities		(156,046)	336,194	(265,618)	554,758
Total derivative contracts		$(165,936)	$353,777	$(327,079)	$606,464

Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at September 30, 2019, include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The gross principal notional outstanding for CDS contracts was $272,550 and $295,342 as of September 30, 2019 and December 31, 2018, respectively, all of which had internal Ambac ratings of AA in both periods.
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps and US Treasury futures contracts to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of September 30, 2019 and December 31, 2018 the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	September 30, 2019	December 31, 2018
Interest rate swaps—receive-fixed/pay-variable	$337,481	$493,368
Interest rate swaps—pay-fixed/receive-variable	1,265,895	1,121,532
US Treasury futures contracts—short	855,000	1,760,000

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of September 30, 2019 and December 31, 2018 are as follows:

	Notional
Type of VIE Derivative	September 30, 2019	December 31, 2018
Interest rate swaps—receive-fixed/pay-variable	$1,103,656	$1,399,532
Interest rate swaps—pay-fixed/receive-variable	1,103,199	1,176,748
Currency swaps	312,264	344,992
Credit derivatives	8,676	10,254

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

| Ambac Financial Group, Inc. 39 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Assurance is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.
As of September 30, 2019 and December 31, 2018, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $102,147 and $67,071, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $120,733 and $83,700, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on September 30, 2019, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
10. INCOME TAXES
Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2013
New York City	2015
United Kingdom	2015
Italy	2014

As of September 30, 2019 Ambac estimates it had U.S. federal ordinary net loss carryforwards totaling approximately $3,373,689, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032.
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

Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S.	$59,608	$(39,832)	$(61,204)	$271,014
Foreign	9,447	19,884	(11,058)	23,655
Total	$69,055	$(19,948)	$(72,262)	$294,669

Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current taxes
U. S. federal	$—	$—	$—	$—
U.S. state and local	358	424	(2,884)	2,106
Foreign	3,951	6,164	38,290	8,669
Current taxes	4,309	6,588	35,406	10,775
Deferred taxes
Foreign	(1,370)	(4,377)	(2,154)	(3,964)
Deferred taxes	(1,370)	(4,377)	(2,154)	(3,964)
Provision for income taxes	$2,939	$2,211	$33,252	$6,811

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

As a result of positive income at Ambac Assurance in 2017, Ambac accrued $27,868 of tax tolling payments. In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make the 2017 tax tolling payment by June 1, 2018.  Ambac also agreed to continue to defer receipt of the 2017 tax tolling payment

| Ambac Financial Group, Inc. 40 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

from Ambac Assurance until such time as OCI consents to the payment. While OCI has not defined the conditions under which it will consent to the 2017 tax tolling payment, OCI has indicated that it will consider a number of factors, including asset quality and loss and reserve trends. We can provide no assurance as to whether, or when, OCI will consent to the 2017 tax tolling payment.
As a result of positive income at Ambac Assurance in 2018, Ambac accrued approximately $16,513 of tax tolling payments, which were paid in July 2019.
For the nine months ended September 30, 2019, Ambac Assurance generated $42,613 of taxable income resulting in additional accrued Tolling Payments of $3,579 which, assuming Ambac Assurance's full year 2019 taxable income does not change, will be paid to Ambac in 2020.
Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
As of September 30, 2019, the remaining balance of the $3,650,000 NOL allocated to Ambac Assurance was approximately $2,120,508. As of September 30, 2019 Ambac's NOL was approximately$1,253,181.
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
Lessee information:
Ambac is the lessee in operating leases of corporate offices, a data center and equipment. Our leases, in effect at September 30, 2019, have remaining lease terms ranging from less than 1 year to 11 years. Our data center lease has an automatic renewal of one-year unless either party elects to terminate by providing 120 days notice prior to the renewal. This renewal feature is not recognized in the lease liability or right-of-use asset as it is not reasonably certain we will elect to renew. No other leases contain extension or termination provisions.

Lease costs are included in operating expenses on the consolidated statement of comprehensive income. The components of lease costs, net of sub-lessor income, is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$2,208	$5,822
Variable Lease Cost	50	351
Sublease income	(281)	(626)
Total lease cost	$1,977	$5,547

Ambac is required to make variable lease payments under certain leases which primarily related to variable costs of the lessor. Such costs include taxes, insurance, maintenance and electricity.
Supplemental information related to leases is as follows:

	Three Months Ended	Nine Months Ended
Three Months Ended	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,641	$4,927
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash) (1)	588	29,887

(1)	Includes new right-of-use assets of $14,360 for the nine months ended September 30, 2019 for leases which existed prior to the New Lease Standard implementation date of January 1, 2019.
Supplemental balance sheet information related to leases is as follows:

September 30, 2019
Operating leases:
Operating lease right of use assets	$25,906
Operating lease liabilities	29,600
Weighted average remaining lease term:
Operating leases	10.0 years
Weighted average discount rate:
Operating leases	7.8%

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

| Ambac Financial Group, Inc. 41 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Future undiscounted lease payments, gross of sublease receipts, to be made are as follows:

As of 9/30/2019	Operating Leases
2019 (three months)	$1,108
2020	4,138
2021	4,014
2022	4,014
2023	4,014
Thereafter	26,147
Total lease payments	43,435
Less: imputed interest	(13,835)
Total	$29,600

Lessor information:
Ambac is the lessor in one operating sublease of corporate office space which has a remaining term of 10.3 years. There are no extension or termination provisions.
Future undiscounted lease payments to be received are as follows:

As of 9/30/2019	Operating Leases
2019 (three months)	$172
2020	1,038
2021	1,051
2022	1,078
2023	1,131
Thereafter	7,571
Total lease receipts	$12,041

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
Litigation Against Ambac
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Southern District of New York, Case No. 1:19-cv-09193-PGG, transferred on October 4, 2019 from the United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017).  On February 15, 2019, Ambac Assurance and the other defendants filed a motion to dismiss the second amended complaint (filed on December 17, 2018, following the court’s dismissal of the first amended complaint without prejudice on July 17, 2018). On April 16, 2019, Plaintiffs filed a brief in opposition to the defendants’ motion to dismiss the second amended complaint. Ambac Assurance and the other defendants filed reply briefs on May 16, 2019, and the court held a hearing on the motion to dismiss the second amended complaint on July 18, 2019. On September 26,

2019, the court issued a decision denying defendants’ motion to dismiss and sua sponte reconsidering its previous denial of defendants’ motion to transfer venue to the Southern District of New York (“SDNY”). On October 4, 2019, the case was transferred to the SDNY. On October 10, 2019, the defendants filed motions in the SDNY to vacate or reconsider the decision by the Northern District of California on the defendants’ motion to dismiss. On October 24, 2019, plaintiffs filed their brief in opposition to defendants' motions to vacate or reconsider, and on October 31, 2019, defendants filed their reply briefs in further support of their motions.
Financial Oversight and Management Board for Puerto Rico, et al. v. Autonomy Master Fund Limited, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00291, filed May 2, 2019). On May 2, 2019, the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board"), together with the Official Committee of Unsecured Creditors for the Commonwealth (the "Committee"), as Plaintiffs, filed an adversary proceeding against certain parties that filed proofs of claim on account of general obligation bonds issued by the Commonwealth of Puerto Rico, including Ambac Assurance. The complaint seeks declarations that the general obligation bonds are unsecured obligations and, in the alternative, seeks to avoid any security interests that holders of such bonds may have. On June 13, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and further stayed the case until November 30, 2019; on October 28, 2019, the District Court extended the stay until December 31, 2019.
Financial Oversight and Management Board for Puerto Rico, et al. v. Ambac Assurance Corporation, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00363, filed May 20, 2019). On May 20, 2019, the Oversight Board, together with the Committee, as Plaintiffs, filed an adversary proceeding against certain parties that filed proofs of claim on account of bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA"), including Ambac Assurance. The complaint seeks declarations that the PRHTA bonds are only secured by revenues on deposit with the PRHTA Fiscal Agent and that PRHTA bondholders have no security interest in any other property of PRHTA or the Commonwealth, and in the alternative, to the extent such other security interests exist, the complaint seeks to avoid other security interests that holders of PRHTA bonds may have. On June 14, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and further stayed the case until November 30, 2019; on October 28, 2019, the District Court extended the stay until December 31, 2019.
NC Residuals Owners Trust, et al. v. Wilmington Trust Co., et al. (Delaware Court of Chancery, C.A. No. 2019-0880, filed Nov. 1,  2019).  On November 1, 2019, Ambac Assurance became aware of a new declaratory judgment action filed by certain residual equity interest holders (“NC Owners” or “Plaintiffs”) in fourteen National Collegiate Student Loan Trusts (the “Trusts”) against Wilmington Trust Company, the Owner Trustee for the Trusts; U.S. Bank National Association, the Indenture Trustee; GSS Data Services, Inc., the Administrator; and Ambac Assurance.  Plaintiffs seek a number of judicial determinations, including that the Owner Trustee and Administrator are required to follow the NC Owners’ issuer

| Ambac Financial Group, Inc. 42 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

orders and cause the invoices of certain retained professional advisors to be paid from the assets of the Trusts as Owner Trustee expenses and Administrator expenses.  Plaintiffs also seek a declaration that, with respect to the Trusts, the Owner Trustee does not owe fiduciary or extracontractual duties to any party except the NC Owners.  Finally, Plaintiffs request their costs and attorney’s fees incurred in connection with this action.  Plaintiffs have filed a motion to expedite the proceedings to obtain a trial and adjudication of their declaratory claim within approximately four months.
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
Puerto Rico:
Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374, filed July 20, 2016). Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and the Puerto Rico Fiscal Agency and Financial Advisory Authority ("AAFAF") moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On August 7 and October 4, 2019, the First Circuit denied the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals.
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York. No. 1:17-cv-03804, filed May 2, 2017). Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On August 7 and October 4, 2019, the First Circuit denied the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals.
Bank of New York Mellon v. COFINA, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00133, filed May 16, 2017). Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On August 7 and October 4, 2019, the First Circuit denied the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals.
Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257, filed September 8, 2017) (the Commonwealth-COFINA Dispute). On February 21, 2019, on the joint motion of the agents for the Commonwealth and COFINA, the Oversight Board, AAFAF, and all participating interested parties, the District Court dismissed this case with prejudice. Following confirmation of the COFINA Plan, several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot

| Ambac Financial Group, Inc. 43 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

because the COFINA Plan has been consummated. On August 7 and October 4, 2019, the First Circuit denied the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00159, filed June 8, 2017). On June 24, 2019, the First Circuit affirmed the District Court's dismissal of Ambac Assurance's claims for relief on the grounds that PROMESA deprives courts of jurisdiction to review the Oversight Board's certification determinations, and that PROMESA prohibits the Title III court from interfering with the political or governmental powers of the Commonwealth or the Commonwealth's property or revenues. On September 23, 2019, Ambac Assurance filed a petition for certiorari before the Supreme Court of the United States.
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the Committee, as Plaintiffs, filed a complaint against the Puerto Rico Public Buildings Authority (“PBA”) seeking declaratory judgment that the leases between PBA and its lessees-many of whom are agencies and instrumentalities of the Commonwealth-are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On March 12, 2019, Ambac Assurance and other interested parties were permitted to intervene in order to argue that the PBA leases are valid leases, and are entitled to administrative expense treatment under the Bankruptcy Code. Certain intervenor-defendants filed counterclaims for declarations to this effect, and a motion for judgment on the pleadings. On June 16, 2019, the Oversight Board announced that it had entered into a plan support agreement ("PSA") with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this adversary proceeding. On June 27, 2019, the Oversight Board moved to stay this adversary proceeding while it pursues confirmation of the plan contemplated in the PSA. On July 9, 2019, Ambac Assurance objected to the motion to stay. On July 24, 2019, the District Court referred this case to mediation and ordered this case stayed until November 30, 2019; on October 28, 2019, the District Court extended the stay until December 31, 2019.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by Ambac Assurance. The court subsequently ordered certain consolidated procedures permitting parties in interest an opportunity to participate in litigation of the objection. On April 11, 2019, Ambac Assurance filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this omnibus claim objection. On June 25, 2019, the Oversight Board moved to stay proceedings related to this omnibus claim objection while it pursues confirmation of the plan contemplated in the PSA. On July 9, 2019, Ambac Assurance objected to the motion to stay. On July 24, 2019, the District Court referred this case to mediation and ordered this case stayed until November 30, 2019; on October 28, 2019, the District Court extended the stay until December 31, 2019. On July 16, 2019, Ambac Assurance filed a motion to strike certain provisions of the PSA that it believes violate PROMESA, including the potential payment of a breakup fee to creditors who have supported the PSA.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019). On May 30, 2019, Ambac Assurance filed a motion seeking an order that the automatic stay does not apply to certain lawsuits Ambac Assurance seeks to bring or to continue relating to bonds issued by the Puerto Rico Infrastructure Financing Authority ("PRIFA"), or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of Ambac Assurance's collateral. On July 24, 2019, the District Court referred this case to mediation and ordered this case stayed until November 30, 2019; on October 28, 2019, the District Court extended the stay until December 31, 2019.
Student Loans Exposure:
Nat’l Collegiate Master Student Loan Trust v. Pa. Higher Education Assistance Agency (PHEAA) (Delaware Court of Chancery, C.A. No. 12111-VCS, filed March 21, 2016).  Plaintiffs purporting to act on behalf of fifteen National Collegiate Student Loan Trusts filed a lawsuit against PHEAA, a servicer of loans in the Trusts, alleging improprieties and deficiencies in servicing practices and seeking an order compelling PHEAA to submit to an emergency audit.  Other matters that have been contested in this litigation include the appointment of a successor Owner Trustee of the Trusts, because Wilmington Trust Company has resigned from its role as Owner Trustee, citing irreconcilable differences with Plaintiffs.  Ambac Assurance guaranteed certain securities issued by three of the Trusts and indirectly insures certain securities in six other Trusts.  On October 23, 2017, Ambac Assurance filed a motion to intervene in the action for the limited purpose of being heard regarding the appointment of a successor Owner Trustee and regarding WTC’s contractual commitment and obligation to remain in that role until such appointment is made. On April 10, 2018, the court (Vice Chancellor Slights) granted Ambac Assurance’s motion to intervene. On November 14, 2018, the court appointed Hon. Joseph

| Ambac Financial Group, Inc. 44 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

J. Farnan, Jr. as Special Master and granted him authority to resolve non-dispositive disputes among the parties, including disputes concerning instructions to the Owner Trustee. The order appointing the Special Master also raises the annual expense caps that apply to the Owner Trustee and Indenture Trustee. On June 21, 2019, the Special Master denied an application by certain residual equity interest holders in the Trusts, which sought to compel the Owner Trustee to appoint certain counsel for the Trusts in CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The residual equity interest holders have appealed the Special Master’s ruling to Vice Chancellor Slights. Oral argument on that appeal was held on October 1, 2019. On October 11, 2019, Vice Chancellor Slights issued a decision affirming the Special Master’s ruling.
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

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). In August and October 2018, Defendants filed pre-trial motions seeking to (1) strike Ambac Assurance’s jury demand for its fraudulent-inducement claim; (2) strike Ambac Assurance’s jury demand for its successor-liability claim; (3) sever the trials for Ambac Assurance’s primary- and successor-liability claims; (4) limit the loans for which Ambac Assurance may seek to recover damages; (5) preclude Ambac Assurance from using sampling to prove liability or damages for breach of contract; and (6) dismiss Ambac Assurance’s fraudulent-inducement claim as duplicative of its contract claim. On December 30, 2018, the court denied all six of these pre-trial motions in their entirety and Defendants appealed. On January 24, 2019, the court ordered that trial be put off until the First Department resolves Defendants’ appeals, provided that Defendants perfected the appeals for the May 2019 Term at the First Department. Defendants perfected their appeals for the May Term by filing their opening appeal briefs in the First Department on February 19, 2019; Ambac Assurance filed its opposition brief on March 20, 2019; and Defendants filed their reply briefs on March 29, 2019. Oral argument on Defendants’ appeals of these six pre-trial motions was held in the First Department on May 2, 2019. On September 17, 2019, the First Department issued a decision on Defendants’ appeals, affirming Justice Bransten’s ruling in the following respects: (1) denying Countrywide’s motion to strike Ambac Assurance’s jury demand for its fraudulent-inducement claim; (2) denying Countrywide’s motion to limit the loans for which Ambac Assurance may seek to recover damages; (3) denying Countrywide’s motion to preclude Ambac Assurance from using sampling to prove liability or damages for breach of contract; and (4) denying Countrywide’s motion to dismiss Ambac Assurance’s fraudulent-inducement claim as duplicative of its contract claim, but subject to a potential motion by Countrywide to renew. The First Department modified Justice Bransten’s ruling in the following respects: (1) granting Bank of America’s motion to strike Ambac Assurance’s jury demand for its successor-liability claim; and (2) granting Defendants’ motion to sever the trials for Ambac Assurance’s primary- and successor-liability claims. On October 17, 2019, Countrywide filed a motion before the First Department for leave to appeal certain issues to the New York Court of Appeals and for reargument or leave to appeal certain other issues, as follows: Countrywide seeks leave to appeal the First Department’s denial of its motions (1) to limit the loans for which Ambac Assurance may seek to recover damages; (2) to preclude Ambac Assurance from using sampling to prove liability or damages for breach of contract; and (3) to dismiss Ambac Assurance’s fraudulent-inducement claim as duplicative of its contract claim; Countrywide seeks reargument of, or leave to appeal, (1) its motion to strike Ambac Assurance’s jury demand for its fraudulent-inducement claim and (2) the First Department’s ruling that Countrywide is liable for loans that it knew or should have known were in breach. Ambac Assurance filed its opposition to Countrywide’s motion for leave and for reargument on October 25, 2019. On October 28, 2019, Countrywide filed a reply brief, which Ambac Assurance has challenged as being procedurally improper.

•
Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “SDNY Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). On February 11, 2019, Ambac Assurance filed a petition for certiorari with the United States Supreme Court for review of the denial of Ambac Assurance’s motion to dismiss the Minnesota Action. On March 21, 2019, the United States Supreme Court directed U.S. Bank to respond to this petition for certiorari, which U.S. Bank did on May 22, 2019. Ambac Assurance filed a reply brief on June 5, 2019. On October 4, 2019, the Supreme Court denied Ambac Assurance’s petition for certiorari. On October 9, 2019, the court in the Minnesota Action set April 27, 2020 as the date for the start of the trial. On July 16, 2019, the court in the SDNY Action granted in part and denied in part U.S. Bank's motion to dismiss Ambac Assurance's claims. The court dismissed Ambac Assurance's breach-of-contract and breach-of-fiduciary-duty claims based on U.S. Bank's acceptance of the settlement; and dismissed Ambac Assurance's declaratory judgment claims regarding the occurrence of an Event of Default and U.S. Bank's future distribution of trust recoveries through the waterfall. The court denied the motion to dismiss Ambac Assurance's breach-of-contract claims based on U.S.

| Ambac Financial Group, Inc. 45 2019 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Bank's past distribution of trust recoveries through the waterfall.

•
In re application of Deutsche Bank National Trust Company as Trustee of the Harborview Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018.  In opposing DBNT’s request for an order instructing it to accept the proposed settlement concerning Harborview 2006-9, Ambac Assurance sought a period of discovery before resolution on the merits. Ambac Assurance has issued document requests to DBNT and subpoenas for documents to Countrywide Home Loans and Bank of America N.A. and DBNT has issued document requests to Ambac Assurance. The parties have exchanged documents. DBNT and Ambac Assurance have each served a notice of corporate deposition upon the other. On October 30, 2019, the court ruled that Ambac Assurance does not need to present a witness for deposition. On November 6, 2019, the parties submitted a proposed stipulated case schedule pursuant to which discovery would be completed by March 4, 2020 and merits briefing would be completed by April 8, 2020.

Other Litigation
U.S. Securities and Exchange Commission (the “SEC”) v. Citigroup Global Markets Inc. (“Citigroup”) (United States District Court Southern District of New York, Docket No. 11-CV-7387, filed in October 2011). This suit related to a collateralized debt obligation transaction arranged by Citigroup in which Ambac Credit Products, LLC ("ACP") (insured by Ambac Assurance) provided credit protection through a credit default swap to a bank counterparty that was exposed to the transaction. Citigroup was found to have misled ACP and the other parties to the transaction, and the SEC and Citigroup reached a settlement of this action for $285,000. The presiding judge approved the settlement in August of 2014. A fair fund has been established to distribute the $285,000 (plus interest and $2,550 received from a related proceeding less costs and taxes). RCB Fund Services (the “Distribution Agent”) was appointed as distribution agent for the fund and invited participants in the CDO transaction to provide information regarding their investments in the CDO transaction. Ambac Assurance filed a submission with the requested information on February 28, 2018. The Distribution Agent, in consultation with the SEC, developed a distribution plan for the fair fund, which was filed with the Court on July 1, 2019. On the same day, the SEC filed with the Court a memorandum in support for an order to approve the distribution plan. The Court approved the distribution plan at the conclusion of the hearing on August 8, 2019. In September 2019, Ambac received approximately $142,225 from the fair fund. Ambac had not previously recorded any receivable for its estimated portion of these settlement proceeds and recorded such amounts in the third quarter of 2019 within other income on the Consolidated Statements of Comprehensive Income.

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of Ambac’s common stock and volatility in the price of Ambac’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation ("Ambac Assurance") or from transactions or opportunities apart from Ambac Assurance; (3) changes in Ambac Assurance’s estimated representation and warranty recoveries or loss reserves over time; (4) failure to recover claims paid on Puerto Rico exposures or incurrence of losses in amounts higher than expected; (5) adverse effects on Ambac’s share price resulting from future offerings of debt or equity securities that rank senior to Ambac’s common stock; (6) potential of rehabilitation proceedings against Ambac Assurance; (7) dilution of current shareholder value or adverse effects on Ambac’s share price resulting from the issuance of additional shares of common stock; (8) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (9) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers, including an increased risk of loss on revenue bonds of distressed public finance issuers due to a recent judicial decision adverse to revenue bond holders; (10) the Company's inability to realize the expected recoveries included in its financial statements; (11) insufficiency or unavailability of collateral to pay secured obligations; (12) credit risk throughout the Company’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including obligations of the Commonwealth of Puerto Rico and its instrumentalities and agencies as well as obligations relating to privatized military housing projects) and exposures to reinsurers; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) the risk that the Company’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (15) risks associated with adverse selection as the Company’s insured portfolio runs off; (16) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured

| Ambac Financial Group, Inc. 46 2019 Third Quarter FORM 10-Q |

portfolio; (17) disagreements or disputes with Ambac Assurance's primary insurance regulator; (18) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (19) the Company’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (20) the Company may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (21) the Company may not be able to generate the significant amount of cash needed to service its debt and financial obligations, and may not be able to refinance its indebtedness; (22) restrictive covenants in agreements and instruments may impair the Company’s ability to pursue or achieve its business strategies; (23) loss of control rights in transactions for which we provide insurance due to a finding that Ambac Assurance has defaulted; (24) the Company’s results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of the Company’s insurance intangible asset; (25) adverse tax consequences or other costs resulting from the characterization of the Company’s surplus notes or other obligations as equity; (26) risks attendant to the change in composition of securities in the Company’s investment portfolio; (27) changes in tax law; (28) changes in prevailing interest rates; (29) the expected discontinuance of the London Inter-Bank Offered Rate; (30) factors that may influence the amount of installment premiums paid to the Company; (31) default by one or more of Ambac Assurance's portfolio investments, insured issuers or counterparties; (32) market risks impacting assets in the Company’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (33) risks relating to determinations of amounts of impairments taken on investments; (34) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on the Company’s business, operations, financial position, profitability or cash flows; (35) actions of stakeholders whose interests are not aligned with broader interests of the Company's stockholders; (36) the Company’s inability to realize value from Ambac UK or other subsidiaries of Ambac Assurance; (37) system security risks; (38) market spreads and pricing on interest rate derivatives insured or issued by the Company; (39) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (40) changes in accounting principles or practices that may impact the Company’s reported financial results; (41) legislative and regulatory developments, including intervention by regulatory authorities; (42) the economic impact of “Brexit”; (43) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (44) the Company’s financial position that may prompt departures of key employees and may impact the Company’s ability to attract qualified executives and employees; (45) fluctuations in foreign currency exchange rates could adversely impact the insured portfolio in the event of loss reserves or claim payments denominated in a currency other than US dollars and the value of non-US dollar denominated securities in our investment portfolio; and (46) other risks and uncertainties that have not been identified at this time.

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
Asset Management:
Investment portfolios are subject to internal investment guidelines, as well as limits on types and quality of investments imposed by applicable insurance laws and regulations. As part of its investment strategy, and in accordance with the aforementioned guidelines, Ambac Assurance and Ambac Assurance UK Limited ("Ambac UK"), a subsidiary of Ambac Assurance, purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. The investment portfolios of Ambac Assurance and Ambac UK also hold fixed income securities and funds that include a variety of other assets including, but not limited to, corporate bonds, asset-backed and mortgage backed securities, municipal bonds, high yield bonds, leveraged loans, equities, real estate and hedge funds. Refer to Note 8. Investments to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further details of fixed income investments by asset class.
At September 30, 2019, Ambac and its subsidiaries owned $441 million of distressed Ambac-insured bonds, including $154 million of Puerto Rico bonds and excluding Ambac's holdings of secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. Subject to applicable internal and regulatory guidelines, market conditions and other constraints, Ambac will continue to opportunistically purchase Ambac-insured securities.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group focuses on the analysis, implementation and execution of commutations, risk reduction or defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure and execute such strategies. During 2019, successful risk reduction transactions included:

| Ambac Financial Group, Inc. 47 2019 Third Quarter FORM 10-Q |

•
The COFINA Plan of Adjustment ("POA"). On February 12, 2019, the POA, including certain related commutation transactions, and subsequent distributions, became effective resulting in a reduction of Ambac Assurance's insured net par exposure to COFINA by approximately 77% or $620 million to $185 million and a reduction in overall Puerto Rico net par exposure from $1.9 billion to $1.3 billion. Subsequent redemptions of obligations of the COFINA Class 2 Trust (as further described in the Financial Guarantees in Force section included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 2018) brought COFINA net par outstanding down to $102 million as of September 30, 2019;

•
An Irish scheme of arrangement (the "Arrangement") on June 17, 2019, for the restructuring of Ballantyne Re plc ("Ballantyne"). This restructuring allowed for the commutation of $900 million of Ambac UK's net par outstanding. See below under Financial Guarantees in Force for further details of the Arrangement;

•
Purchasing quota share reinsurance in September 2019 to sculpt the risk profile of the insured portfolio. This included ceding certain public finance exposures totaling $1.2 billion of par exposure (principal and interest of $2.4 billion), which were comprised of lease and tax-backed revenue ($616 million par), general obligation ($374 million par), transportation ($240 million par) and higher education ($4 million par) exposures and included $509 million par of watch list and adversely classified credits;

•	Completing work in January 2019, with an issuer to refinance two watch list asset-backed lease securitizations with net par outstanding of $95 million at December 31, 2018;

•	A commutation in February 2019, via a refunding, of an adversely classified public finance transaction with net par outstanding of $350 million at December 31, 2018;

•
Working closely with servicers and owners of Master Servicing Rights to exercise their clean-up call rights on several watch list and adversely classified RMBS transactions with total net par outstanding of $200 million at December 31, 2018; and

•
The final paydown, refunding, or partial commutation of various watch list exposures and adversely classified exposures that were subject to risk remediation efforts with total net par outstanding at December 31, 2018 of $332 million.

The following table provides a comparison of total, adversely classified credits ("ACC") and watch list credits net par outstanding in the insured portfolio at September 30, 2019 and December 31, 2018. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions)	September 30, 2019	December 31, 2018	Variance
Total	$39.0	$46.9	$(8.0)	(17)%
ACC	7.7	10.9	(3.1)	(29)%
Watch list	8.0	9.0	(1.1)	(12)%

The overall reduction in total net par outstanding resulted from active de-risking initiatives at Ambac Assurance and Ambac UK, including the transactions noted above, as well as scheduled maturities, amortizations, commutations, refundings and calls.
The decrease in adversely classified credit exposures is primarily due to active de-risking and paydowns or calls by issuers, mostly related to Puerto Rico, Ballantyne, public finance, aircraft asset-backed and residential mortgage-backed securities.
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
Ambac:
As of September 30, 2019 cash, investments and receivables of Ambac were $473 million.

($ in millions)
Cash and short-term investments	$327
Other investments (1)	114
Receivables (2)	32
Total	$473

(1)	Includes surplus notes (fair value of $62 million) issued by Ambac Assurance that are eliminated in consolidation.

(2)	Includes accruals for tolling payments from Ambac Assurance in accordance with the Amended Tax Sharing Agreement ($31 million), investment income due and accrued and other receivables.
For the nine months ended September 30, 2019, Ambac Assurance generated $43 million, of taxable income, resulting in additional accrued Tolling Payments of $4 million which, assuming Ambac Assurance's full year 2019 does not change, will be paid to Ambac in 2020. Ambac Assurance's tax positions are subject to review by the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”), which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the nine months ended September 30, 2019 included the following:

($ in millions)
Net income (1)	$19
Gain (loss) on foreign currency translation	(28)
Unrealized (losses) on non-functional currency available-for-sale securities	(17)
Impact on total comprehensive income (loss)	$(26)

(1)	A portion of Ambac UK's, and to a lesser extent Ambac Assurance's, assets and liabilities are denominated in currencies other than its

| Ambac Financial Group, Inc. 48 2019 Third Quarter FORM 10-Q |

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
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at September 30, 2019 and December 31, 2018. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policy that insures the notes issued by Ambac LSNI as defined in Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018:

($ in millions)	September 30, 2019	December 31, 2018
Public Finance (1) (2)	$18,760	$23,442
Structured Finance	7,804	9,947
International Finance	12,397	13,538
Total net par outstanding	$38,960	$46,927

(1)	Includes $5,704 and $5,759 of Military Housing net par outstanding at September 30, 2019 and December 31, 2018, respectively.

(2)
Includes $1,123 and $1,880 of Puerto Rico net par outstanding at September 30, 2019 and December 31, 2018, respectively. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

Total net par outstanding decreased $7,967 million from December 31, 2018.

•
Reductions in public finance net par outstanding included $1,235 million from a quota share reinsurance transaction, $1,116 million from calls of insured exposures, $703 million relating to COFINA, $389 million relating to commutations via refunding of adversely classified public finance general obligations, healthcare and transportation transactions, $60 million relating to remediation related refundings of watch list public finance transportation and stadium transactions, and $1,179 million from scheduled paydown activity.

•
Reductions in structured finance net par were primarily due to the commutation of Ballantyne, an adversely classified structured insurance transaction, totaling $900 million, RMBS commutations and paydowns of $874 million and refundings of two watch list asset-backed securitizations totaling $95 million.

•
Decreases in international finance were primarily due to policy runoff including paydowns, including a maturity of an investor owned utility totaling $243 million and a risk remediation related reduction to aircraft asset-backed securitizations totaling $212 million and a decrease in foreign exchange rates of $472 million, primarily related to changes in the British Pound.

Although insured net par outstanding has decreased during 2019, the size of the portfolio is significantly greater than the equity of Ambac. Accordingly, financial stress in the insured portfolio could have a material adverse effect on Ambac's financial condition and results of operations.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of September 30, 2019:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$26,967	$26,967
British Pounds		£8,064	9,916
Euros		€1,567	1,709
Australian Dollars	A$	545	368
Total			$38,960
Ambac discloses its exposures by currency to help interested parties understand its insured book of business. These insured exposures do not represent the cash outflows that may result from such insurance policies.
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1.1 billion as of September 30, 2019. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees. Refer to Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.

| Ambac Financial Group, Inc. 49 2019 Third Quarter FORM 10-Q |

Financial Developments
COFINA Debt Restructuring
On February 4, 2019, the COFINA Plan of Adjustment ("POA") was confirmed and the Commonwealth 9019 motion was approved by the U.S. District Court for the District of Puerto Rico. On February 12, 2019, the COFINA POA went effective. As a result of the POA, commutations, amendments, and subsequent redemptions of obligations of the COFINA Class 2 Trust (as further described in the Financial Guarantees in Force section included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 2018), COFINA net par outstanding decreased to $102 million as of September 30, 2019. Ambac Assurance's remaining policy obligation of $102 million net par is an asset of the COFINA Class 2 Trust, which also holds a ratable distribution of cash and new COFINA bonds, the interest and principal from which can be used to partially offset Ambac’s remaining insurance liability.
At this time, it is unclear what impact the COFINA restructuring will have on Ambac Assurance's other insured Puerto Rico instrumentality exposures, if any.
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
It is unknown if and when a PRHTA Plan of Adjustment will be filed by the Oversight Board or confirmed by the court overseeing the Title III proceedings. It is also unknown if and when other Puerto Rico instrumentalities, which have debt outstanding insured by Ambac Assurance, will be filed under Title III and what effect their Fiscal Plans and/or Plans of Adjustment may have on Ambac's financial position. No assurances can be given that Ambac's financial condition will not suffer a materially negative impact as an ultimate result of the Commonwealth Fiscal Plan, a

Commonwealth Plan of Adjustment, or any future changes or revisions to the Commonwealth Fiscal Plan or Fiscal Plans and/or Plans of Adjustment for PRHTA or other Puerto Rico instrumentalities.
On October 17, 2019, AAFAF released certain mediation-related cleansing documents, which were prepared by the Oversight Board, including a presentation on Commonwealth Fiscal Plan risks, dated September 17, 2019. While the presentation discusses and reviews some uncertainties related to the Commonwealth Fiscal Plan projections, including macroeconomic and revenue estimates as well as the implementation of structural reforms and fiscal measures, the presentation does not address longstanding creditor concerns, including that the Commonwealth Fiscal Plan lacks a high degree of transparency, fails to respect lawful creditor rights and liens, and features a series of deficiencies that have already been called into question in the past.
It is unclear if there will be subsequent Fiscal Plan revisions and re-certifications by the Oversight Board, and what the related implications may be for Ambac's insured exposures.
Commonwealth Liquidity
As of the August 30, 2019 bank account report published by AAFAF, the balances of bank accounts for various Puerto Rico government entities and instrumentalities totaled $15.5 billion. According to the report, various account balances are considered restricted for different government entities or due to Title III proceedings. However, it is unclear if these restricted designations are accurate as any legal analysis that may have been conducted to determine the restricted or unrestricted nature of funds in non-Treasury Single Account bank accounts has not been made publicly available. Consequently, the purported lack of access to restricted funds could limit the financial flexibility of the Commonwealth and its instrumentalities to provide essential and non-essential services. More generally, the lack of clear, consistent and complete information regarding account balances could further strain debt resolution timelines and potential severities for creditors, including Ambac Assurance.
On October 17, 2019, AAFAF released certain mediation-related cleansing documents, which were prepared by the Oversight Board, including a summary of cash restriction analysis, dated October 2, 2019. On October 18, 2019, AAFAF released additional information from the mediation process in the form of a bank account analysis also prepared by the Oversight Board. The report, dated October 2, 2019, focuses on bank account balances as of June 30, 2019.
As of October 18, 2019, the Treasury Single Account cash position, as reported by the Puerto Rico Treasury Department, was $8.255 billion and still exceeds the $1.1 billion threshold to access Community Disaster Loan financing.

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

| Ambac Financial Group, Inc. 50 2019 Third Quarter FORM 10-Q |

Administration Executive Director Angela Aviles, in connection with a federal probe targeting corruption, and the disclosure of nearly 900 pages of exchanges leaked and published by The Center for Investigative Journalism showing inflammatory remarks in a group text between Rosselló, his top aides, his Cabinet members and others.
On July 31, 2019, Governor Rosselló issued a press release announcing he had selected Pedro R. Pierluisi, a former Puerto Rico Secretary of Justice and Resident Commissioner, to serve as the Secretary of State (next in succession order from the governor). On August 2, 2019, Rosselló stepped down and Pierluisi was sworn in as Governor following Pierluisi’s confirmation as Secretary of State by the House of Representatives of Puerto Rico. However, on August 7, 2019, the Supreme Court of Puerto Rico ruled that Pierluisi’s swearing-in was unconstitutional given that he had only been approved as Secretary of State by only one chamber of Puerto Rico’s congress. On the same date, Pierluisi was removed from office and Secretary of Justice Wanda Vázquez (next in succession order after Secretary of State) was sworn in as the new Governor, per Act 7-1952.
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
The political turmoil in Puerto Rico has already affected the administration of federal aid as evidenced by FEMA issuing a press release on July 25, 2019 stating that FEMA has reinstated the manual drawdown process for the Commonwealth of Puerto Rico requiring the Puerto Rico government to first receive approval from FEMA to draw down grant funds for Hurricanes Irma and Maria recovery due to the ongoing leadership changes within the Puerto Rican government, combined with continued concern over Puerto Rico’s history of fiscal irregularities and mismanagement; and Housing and Urban Development ("HUD") Secretary Ben Carson issuing a press release on August 2, 2019 stating that HUD will appoint a federal financial monitor to oversee the disbursement of disaster recovery dollars to Puerto Rico to address Puerto Rico’s alleged corruption, fiscal irregularities and mismanagement.
It is unclear how the political situation in Puerto Rico will be stabilized, if and how it may further impact or delay distribution of federal aid, and how creditors of the Commonwealth of Puerto Rico will be ultimately affected.
Commonwealth Plan of Adjustment
On September 27, 2019, the Oversight Board filed its disclosure statement and Commonwealth Plan of Adjustment ("POA") to restructure $35 billion of debt and other claims against the Commonwealth of Puerto Rico, the Public Building Authority ("PBA"), and the Employee Retirement System ("ERS") as well as more than $50 billion of pension liabilities. (On the same day, PBA filed a petition for a Title III restructuring.) The Plan of Adjustment would reduce Commonwealth debt and other claims from $35 billion to $12 billion, a 60% cut. Combined with the restructuring of COFINA debt earlier this year, the POA reduces the Commonwealth’s annual debt service to just under 9% of own-source revenues, down from almost 30% of government revenues prior to PROMESA. The proposed pension changes, first announced in June, included in the POA would reduce pension payments by as much as 8.5% for retirees who currently receive at least $1,200 a month, such that 60% of retirees would not face any cuts. The Plan of Adjustment also would establish a pension reserve fund to help support retirement payments in future years. Governor Wanda Vázquez said that her administration will "do everything possible to avoid a cut in pensions" but stopped short of saying her administration would not support a POA that includes such cuts. On October 21, 2019, Puerto Rico's House of Representatives approved a resolution rejecting the POA to express opposition against the proposed 8.5% cut to the pensions of retired public workers. The bill states that the Puerto Rico legislature will not approve any legislation that may be required to implement the POA.
The POA, as is, disproportionately disadvantages claims related to the Commonwealth revenue bonds, including those insured by Ambac Assurance. The POA provides for estimated recovery on claims against the Commonwealth related to PRHTA, Puerto Rico Infrastructure Financing Special Tax Revenue (Rum Tax), and Convention Center bonds of 3.1%, 3.4%, and 0.4%, respectively. It is unknown if and how the POA may be modified or what the final adjustment will be to the Commonwealth instrumentalities addressed in the Commonwealth POA. However, if the POA were confirmed in its current form, Ambac's financial condition would suffer a material negative impact.
Stay on Litigation
On July 24, 2019, Judge Swain ordered a 120-day stay on claims objections and adversary proceedings, originally set to expire on November 30, 2019 and later extended until December 31, 2019. The purpose of the stay is to identify efficiently the issues that must be litigated or otherwise resolved to achieve confirmation of a plan of adjustment for the Commonwealth (and other debtors and potential debtors in Title III proceedings) and prioritize such issues and develop efficient approaches to the resolution of such issues. In mediation, parties in the cases and the court-appointed mediation team led by Judge Barbara Houser will focus on identifying key and gating issues, assess their crosscutting and collateral implications, seek to reach substantial consensus as to the prioritization of matters for litigation or mediation, and formulate a proposed schedule and appropriate notice and participation mechanisms that are as standardized and comprehensive as possible. The terms of the order require participation by the following parties:

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

| Ambac Financial Group, Inc. 51 2019 Third Quarter FORM 10-Q |

successfully coming to agreed or substantially agreed scheduling orders, and then, in addition, through substantive mediation, a substantially consensual plan or plans for the Title III debtors in these cases.
On October 24, 2019, the Oversight Board filed an emergency motion seeking to extend the stay of certain adversary proceedings and contested matters set forth in Appendix I of the court's July 24, 2019 order. On October 28, 2019, Judge Swain granted the emergency motion, extending the stay until December 31, 2019, and extending the deadline for the mediation team to file a report to November 27, 2019 from October 28, 2019.
Ambac Post-COFINA Title III Litigation Update
Ambac Assurance is or was a party to a number of litigations related to its Puerto Rico exposures and actively participates in the Commonwealth’s Title III proceedings before the United States District Court for the District of Puerto Rico. Four of these litigations are COFINA-related cases that have been, or are expected to be, dismissed by operation of the COFINA Plan of Adjustment (“POA”) that was confirmed on February 4, 2019, and became effective on February 12, 2019. Several parties are presently appealing the confirmation of the COFINA POA. On August 7 and October 4, 2019, the U.S. Court of Appeals for the First Circuit entered an order denying without prejudice the Oversight Board’s, Puerto Rico Fiscal Agency and Financial Authority’s and Puerto Rico Sales Tax Financing Corp.’s motions to dismiss as equitably moot certain appeals from the district court’s orders confirming the COFINA Plan of Adjustment and denying the credit unions’ motion for reconsideration of the confirmation order. It is unclear if and how future developments in these proceedings could alter the COFINA POA, the commutations and related actions taken pursuant to the COFINA POA, or how materially any such developments would impact Ambac’s financial condition and results of operations. Any alteration of the COFINA POA, the commutations or related actions taken pursuant to the COFINA POA could have material adverse consequences for Ambac.
A fifth litigation related to Ambac Assurance's Puerto Rico exposures is another COFINA-related case that had been stayed pending resolution of an interpleader action related to COFINA funds, but which is now permitted to proceed by operation of the POA resolving the interpleader action. Four additional litigations are stayed under Title III of PROMESA. Active litigations and matters include an appeal relating to the Puerto Rico Highways and Transportation Authority that Ambac Assurance has petitioned the United States Supreme Court to review; an adversary proceeding relating to the Puerto Rico Public Buildings Authority pending before the United States District Court for the District of Puerto Rico; and several matters pending in the Commonwealth’s Title III case before the United States District Court for the District of Puerto Rico. These Title III matters include an omnibus claim objection to claims premised on certain Commonwealth general obligation bonds; a motion seeking a determination that the automatic stay does not apply to certain actions Ambac contemplates taking with respect to the diversion of rum taxes from PRIFA, or that any such stay should be lifted for cause; a motion to strike portions of a Plan Support Agreement between the Oversight Board and certain GO and PBA creditor parties who agree to support the current Commonwealth POA; and a number of requests for information from the Commonwealth. Ambac is unable to predict when and how the issues raised in these cases

(other than those already dismissed by operation of the POA) will be resolved. If Ambac Assurance is unsuccessful in any of these proceedings, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a material negative impact.
Refer to Note 16. Commitments and Contingencies to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K and Note 12. Commitments and Contingencies to the Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information about Ambac's litigations relating to Puerto Rico.
Other Legal Developments
On February 15, 2019, the United States Court of Appeals for the First Circuit issued an opinion in the consolidated appeals brought by certain parties who argued that the members of the Oversight Board were appointed in violation of the U.S. Constitution’s Appointments Clause. The First Circuit ruled that the Oversight Board members (other than the ex-officio Member) must be, and were not, appointed in compliance with the Appointments Clause. The First Circuit declined to dismiss the Oversight Board’s Title III petitions and did not render ineffective any otherwise valid actions of the Oversight Board prior to the issuance of the ruling. The First Circuit stated that the ruling will not take effect for 90 days, “so as to allow the President and the Senate to validate the currently defective appointments or reconstitute the Board in accordance with the Appointments Clause." The First Circuit held that during the 90-day stay period, the Oversight Board may continue to operate as it had prior to the ruling. The First Circuit subsequently extended the stay period until final disposition of the case before the United States Supreme Court. On October 15, 2019, the Supreme Court of the United States heard oral argument regarding the constitutionality of the appointment of the Oversight Board’s members and the validity and effect of its actions. The Supreme Court did not indicate when it would be issuing a ruling on the matter. It is unclear how the Supreme Court’s eventual ruling will impact the Puerto Rico restructuring process, mediation discussions and relevant litigation with respect to Ambac's Puerto Rico exposures. To the extent a Supreme Court decision would disrupt the effectiveness of the COFINA POA or related commutations or other actions, Ambac's financial condition could suffer materially.
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the quarter ended September 30, 2019, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $77 million, which was impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition.
Ballantyne Re Plc
Following entry into a lock-up agreement with Ballantyne Re plc ("Ballantyne"), Assured Guaranty Europe plc and Assured Guaranty Corp., certain Ballantyne Class A Noteholders, Security Life of Denver Insurance Company ("SLD") and Swiss Re Life

| Ambac Financial Group, Inc. 52 2019 Third Quarter FORM 10-Q |

and Health America Inc. ("SRLHA") Ballantyne commenced, under Irish law, a restructuring transaction ("Restructuring") in respect of its obligations under its Class A-1 Notes, Class A-2a Notes, Class A-2b Notes, Class A-3a Notes, Class A-3b Notes, Class A-3c Notes and Class A-3d Notes (together, the "Scheme Notes") (the "Restructuring"). The Class A-2a Notes, the Class A-3a Notes, the Class A-3b Notes, the Class A-3c Notes and the Class A-3d Notes had a guarantee from Ambac UK (the "Ambac UK Guaranteed Notes").
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

Exposure Concentrations within each Market
The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at September 30, 2019:

($ in millions)	Bond Type	Ambac Ratings (1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	Lease and Tax-backed Revenue	BBB+	$778	2.0%
Massachusetts Commonwealth - GO	General Obligation	AA	586	1.5%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	Stadium	BBB	549	1.4%
Hickam Community Housing LLC	Housing Revenue	BBB	466	1.2%
Bragg Communities, LLC	Housing Revenue	A-	416	1.1%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	Lease and Tax-backed Revenue	BIG	409	1.0%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	Lease and Tax-backed Revenue	BIG	403	1.0%
New Jersey Economic Development Authority - School Facilities Construction	Lease and Tax-backed Revenue	BBB+	400	1.0%
Monterey Bay, CA - Military Housing	Housing Revenue	BBB+	324	0.8%
Fort Bliss/White Sand Missile Range Housing LP	Housing Revenue	BBB+	307	0.8%
Total			$4,638	11.9%

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
Net par related to the top ten U.S. public finance exposures reduced $551 million from December 31, 2018. Changes in these exposure amounts will occur due to scheduled paydowns, calls and refundings executed during the period. During 2019, due to a deal restructuring and commutation, Puerto Rico Sales Tax Financing Corporation Senior Sales Tax Revenue (COFINA) and Massachusetts Port Authority Special Facility Revenue Bonds, respectively, were removed from the top ten largest U.S. public finance exposures offset by the addition of Monterey Bay, CA - Military Housing and Fort Bliss/White Sand Missile Range Housing LP.

| Ambac Financial Group, Inc. 53 2019 Third Quarter FORM 10-Q |

The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at September 30, 2019:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	$450	1.2%
Timberlake Financial, LLC	Structured Insurance	BBB	414	1.1%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	Mortgage Backed Securities	BBB	406	1.0%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1	Mortgage Backed Securities	BBB	275	0.7%
Option One Mortgage Loan Trust 2007-FXD1	Mortgage Backed Securities	BIG	215	0.6%
Terwin Mortgage Trust Asset-Backed Certificates, Series 2006-6	Mortgage Backed Securities	BIG	210	0.5%
Impac CMB Trust Series 2005-7	Mortgage Backed Securities	BIG	182	0.5%
Ownit Mortgage Trust 2006-OT1	Mortgage Backed Securities	BIG	180	0.5%
Countrywide Asset-Backed Certificates Trust 2005-16	Mortgage Backed Securities	BIG	178	0.5%
Basin Electric Power Cooperative	Investor Owned Utility	A-	168	0.4%
Total			$2,678	6.9%

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

Net par related to the top ten U.S. structured finance exposures reduced $945 million from December 31, 2018. The change in top U.S. structured finance exposures primarily relates to the Ballantyne commutation and paydowns of RMBS during the nine months ended September 30, 2019. As a result of the commutation, Ballantyne Re Plc was removed from the top ten largest U.S. structured finance exposures offset by the addition of Basin Electric Power Cooperative.
The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at September 30, 2019. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,246	3.2%
Capital Hospitals plc (2)	UK-Infrastructure	A-	834	2.1%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	804	2.1%
Anglian Water	UK-Utility	A-	763	2.0%
National Grid Gas	UK-Utility	A-	704	1.8%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	704	1.8%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	666	1.7%
RMPA Services plc	UK-Infrastructure	BBB+	534	1.4%
Catalyst Healthcare (Manchester) Financing plc (2)	UK-Infrastructure	BBB-	499	1.3%
National Grid Electricity Transmission	UK-Utility	A-	474	1.2%
Total			$7,228	18.6%

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
Net par related to the top ten international finance exposures reduced $358 million from December 31, 2018. International exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. During 2019, there was no change in the listing of exposures included within the top ten largest international exposures.
The concentration of net par amongst the top categories noted above (as a percentage of net par outstanding) has decreased since December 31, 2018 for structured finance exposures and increased since December 31, 2018 for both public finance and international exposures. Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.

| Ambac Financial Group, Inc. 54 2019 Third Quarter FORM 10-Q |

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade net par exposures at September 30, 2019 and December 31, 2018. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:
Note: AAA is less than 1% in both periods.

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac credit ratings are subject to revision at any time and do not constitute investment advice.

	Net Par Outstanding
Summary of Below Investment Grade Exposure ($ in millions)	September 30, 2019	December 31, 2018
Public Finance:
Lease and tax-backed (1)	$1,116	$2,025
General obligation (1)	364	434
Housing (2)	191	314
Transportation	27	378
Health care	—	25
Other	134	146
Total Public Finance	1,832	3,322
Structured Finance:
RMBS	3,507	4,205
Structured Insurance	—	900
Student loans	643	714
Other	33	53
Total Structured Finance	4,183	5,872
International Finance:
Other	1,437	924
Total International Finance	1,437	924
Total	$7,452	$10,118

(1)
Lease and tax-backed revenue includes $1,014 and $1,735 of Puerto Rico net par at September 30, 2019 and December 31, 2018, respectively. General obligation includes $109 and $145 of Puerto Rico net par at September 30, 2019 and December 31, 2018, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Relates to military housing net par.
The decrease in below investment grade exposures is primarily due to (i) the commutation or restructuring of certain structured insurance, lease and tax-backed and transportation transactions (including the Ballantyne and COFINA commutations), (ii) upgrades of certain military housing exposure, (iii) paydowns or calls by issuers, mostly related to residential mortgage-backed and other asset-backed securities and (iv) a termination of an international aircraft asset-backed transaction. This decrease is offset by the addition of an Italian sub-sovereign exposure. Despite the decrease in below investment grade exposures, such exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.

| Ambac Financial Group, Inc. 55 2019 Third Quarter FORM 10-Q |

RESULTS OF OPERATIONS
Net income attributable to common stockholders for the three months ended September 30, 2019 was $66 million compared to net loss attributable to common stockholders of $104 million for the three months ended September 30, 2018. The increase was primarily due to (i) receipt of $142 million arising from the settlement between the SEC and Citigroup which was recognized as a gain in Other income for the three months ended September 30, 2019, (ii) the $82 million reduction to Net income attributable to common stockholders for the three months ended September 30, 2018 related to the AMPS Exchange, partially offset by (i) lower net premiums earned, (ii) lower investment income and realized gains, and (iii) derivative losses for the three months ended September 30, 2019 compared to gains in the third quarter of 2018.
Net loss attributable to common stockholders for the nine months ended September 30, 2019, was $106 million compared to net income attributable to common stockholders of $206 million for the nine months ended September 30, 2018. The decrease was primarily driven by, (i) higher insurance intangible amortization (variance primarily driven by the Ballantyne commutation), (ii) a lower losses and loss expenses benefit for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, (iii) lower net premiums earned, (iv) lower net investment income, (v) net losses on derivative contracts compared to net gains for the nine months ended September 30, 2018, (vi) higher interest expense and (vii) higher provision for income taxes, partially offset by (i) the $142 million settlement gain noted above for the nine months ended September 30, 2019, (ii) the impact of the AMPS exchange on the nine months ended September 30, 2018, (iii) higher gains on consolidated VIEs and (iv) lower operating expenses.
The Ballantyne restructuring transactions completed in June 2019, resulted in an aggregate loss of $83 million included in net loss attributable to common stockholders for the nine months ended September 30, 2019. The COFINA restructuring completed in February 2019 resulted in an aggregate gain of $30 million included in net loss attributable to common stockholders for the nine months ended September 30, 2019. As described further below, these transactions, along with the impact of the February 2018 Rehabilitation Exit Transactions, significantly impact the comparability of the results of operations for the periods presented.

A summary of our financial results is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Revenues:
Net premiums earned	$10	$26	$46	$82
Net investment income	45	58	186	235
Net other-than-temporary impairment losses	—	—	—	(2)
Net realized investment gains (losses)	18	30	72	82
Net gains (losses) on derivative contracts	(10)	18	(61)	52
Net realized gains (losses) on extinguishment of debt	—	—	—	3
Other income (expense)	141	1	133	3
Income (loss) on variable interest entities	11	2	30	3
Expenses:
Losses and loss expenses (benefit)	37	34	(84)	(181)
Insurance intangible amortization	17	26	280	78
Operating expenses	26	28	80	91
Interest expense	67	66	202	176
Provision for income taxes	3	2	33	7
Net income (loss)	66	(22)	(106)	288
Less: exchange of auction market preferred shares	—	82	—	82
Net income (loss) attributable to common stockholders	$66	$(104)	$(106)	$206
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2019 and 2018, respectively.
Rehabilitation Exit Transactions. On February 12, 2018, Ambac Assurance executed the Rehabilitation Exit Transactions under which Deferred Amounts and a substantial portion of Ambac Assurance senior surplus notes were settled at a discount, with holders (other than Ambac) receiving in exchange, a consideration package of cash and debt securities (as more fully discussed in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018). As described further below, the completion of the Rehabilitation Exit Transactions, including the related changes to invested assets, loss reserves and debt of the Company, had a significant impact on the comparability of the results of operation for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
Net Premiums Earned. Net premiums earned primarily represent the amortization into income of insurance premiums. We present accelerated premiums, which result from calls and other accelerations of insured obligations separate from normal net premiums earned. When an insured bond has been retired, any

| Ambac Financial Group, Inc. 56 2019 Third Quarter FORM 10-Q |

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
Net premiums earned decreased $16 million and $36 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of net premiums earned by market:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Normal Premium Earned:
Public finance	$7	$9	$21	$29
Structured finance	2	4	8	14
International finance	—	6	9	18
Total normal premiums earned	8	19	38	60
Accelerated Earnings:
Public finance	2	4	23	18
Structured Finance	—	2	(7)	3
International finance	—	1	(8)	1
Accelerated earnings	2	7	8	22
Total net premiums earned	$10	$26	$46	$82
The decrease in normal premiums earned in the three and nine months ended September 30, 2019, is primarily attributable to (i) the continued runoff of the portfolio in all markets and (ii) changes to uncollectible premiums in international policies. Ambac reviews the collectability of its premiums on a quarterly basis and has recorded an increase to uncollectible premiums of $6 million and $7 million in the three and nine months ended September 30, 2019, respectively, as compared to a decrease of less than $1 million for the three and nine months ended September 30, 2018. The majority of the increase in uncollectible premiums during 2019 was driven by an international transaction that has been impacted by the low interest rate environment in Europe. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Public Finance normal earned premiums were also impacted by large reinsurance cessions in both the fourth quarter of 2018 and in the third quarter of 2019.
The increase in public finance accelerated earnings in the nine months ended September 30, 2019, is primarily related to de-risking activity including the COFINA restructuring that occurred in February 2019. Structured finance negative accelerated earnings in the nine months ended September 30, 2019, is primarily related to the Ballantyne commutation. International negative accelerated earnings in the nine months ended September 30, 2019, is related to the termination of two commercial asset-backed exposures.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed income securities classified as available-for-sale, including investments in Ambac-insured securities. Investments in Ambac-insured securities are made opportunistically based on their risk/reward characteristics. As described further below, investment income from holdings of Ambac-insured securities for the periods presented have primarily been driven by restructuring transactions involving RMBS, Puerto Rico and Ballantyne bonds. Also, included in net investment income are net gains and (losses) on pooled investment funds and certain other investments that are classified as trading securities with changes in fair value recognized in earnings. Funds and trading securities are reported in Other investments on the Consolidated Balance Sheets and consist primarily of pooled fund investments in diversified asset classes. For further information about investment funds held, refer to Note 8. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q.
Net investment income from Ambac-insured securities, available for sale and short-term securities other than Ambac-insured and Other investments is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Securities available-for-sale: Ambac-insured (including Secured Notes)	$18	$38	$104	$185
Securities available-for-sale and short-term other than Ambac-insured	19	12	57	37
Other investments (includes trading securities)	8	8	25	13
Net investment income	$45	$58	$186	$235
Net investment income decreased $13 million for the three months ended September 30, 2019, and decreased $49 million for the nine months ended September 30, 2019, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2019, resulted primarily from smaller positions of higher yielding Ambac-insured securities, partially offset by income on additional allocations to other asset classes including corporates and asset-backed securities. Ambac-insured RMBS declined over the course of 2018 with sales subsequent to the 2018 Rehabilitation Exit Transactions, Ambac-insured COFINA bonds were settled through the restructuring of February 2019 and Ballantyne bonds were settled in the June 2019 restructuring.
The decrease in net investment income for the nine months ended September 30, 2019, compared to the same period in the prior year is due primarily to the reduced amount of Ambac-insured RMBS and COFINA bonds following their respective restructuring transactions noted above. The impact of lower RMBS and COFINA bonds was partially offset by increased income from

| Ambac Financial Group, Inc. 57 2019 Third Quarter FORM 10-Q |

Secured Notes, uninsured COFINA bonds received in the restructurings, additional investments in non-insured bonds, accelerated accretion on Ballantyne bonds in connection with the Ballantyne restructuring in June 2019, and stronger overall market performance on funds.
Income from other investments was higher for the nine months ended September 30, 2019, due to 2018 losses from Ambac UK hedge fund positions no longer held in 2019 and stronger gains on equity index funds for the nine months ended September 30, 2019. Results from other asset classes were mixed.
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
Net other-than-temporary impairments for the three and nine month periods ended September 30, 2019, related to management's intent to sell securities. For the three month and nine month periods ended September 30, 2018, net other-than-temporary impairments included credit related impairments on certain securities and also included some losses due to management's intent to sell securities.
Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Net gains on securities sold or called	$12	$29	$42	$79
Net foreign exchange gains (losses)	7	2	30	4
Total net realized gains (losses)	$19	$30	$72	$82
Net realized gains on securities sold or called for the three months and nine months ended September 30, 2019, included $7 million and $33 million, respectively, of net gains related to the impact of the COFINA restructuring, including sales of Ambac-insured Puerto Rico COFINA bonds and sales of new uninsured COFINA bonds received in the restructuring. Also included in realized gains for the nine months ended September 30, 2019 are $23 million of realized foreign exchange gains arising from the settlement of Ballantyne bonds held in the investment portfolio.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts include results from the Company's interest rate derivatives portfolio and its runoff credit derivatives portfolio. The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. Net gains (losses) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of the Ambac CVA and counterparty credit adjustments as discussed below. Results from credit derivatives were not significant to the periods presented.

Net gains (losses) on interest rate derivatives for the three and nine months ended September 30, 2019, were ($10) million and $(63) million, compared to $17 million and $52 million for the three and nine months ended September 30, 2018. The net loss for the three and nine months ended September 30, 2019, reflects declines in forward interest rates, partially offset by negative net carrying costs driven by the partially inverted yield curve. The gains for three and nine months ended September 30, 2018, reflect the impact of rising rates during the periods net of carrying costs.
The fair value of derivatives include valuation adjustments to reflect Ambac’s own credit risk and counterparty credit risk. Within the interest rate derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. There was no Ambac CVA included in the fair value of interest rate derivatives for the periods presented. Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $(5) million and $(8) million for the three and nine months ended September 30, 2019, respectively, compared to gains of $2 million for both the three and nine months ended September 30, 2018.
Net Realized Gains (Losses) on Extinguishment of Debt. There was no net realized gains (losses) on extinguishment of debt for the three and nine months ended September 30, 2019, compared to net realized gains of $0 million and $3 million for the three and nine months ended September 30, 2018, respectively. The gains for the nine months ended September 30, 2018, related to surplus notes received by Ambac Assurance in settlement of Deferred Amounts held in its investment portfolio in connection with the Rehabilitation Exit Transactions.
Other income (expense). Other income (expense) includes various fees, primarily consent and waiver fees, as well as foreign exchange gains/(losses) unrelated to investments or loss reserves. Other income also includes proceeds received by Ambac Assurance in September 2019 in connection with an SEC action against Citigroup Global Markets Inc. in the amount of $142.2 million. Refer to Note 12. Commitments and Contingencies located in Part I Item 1 in this Form 10-Q for further details on the SEC action. For the three and nine months ended September 30, 2018, other income (expense) included foreign exchange gains and amortization of fee income.
Income (loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs, consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities. In consolidation, assets and liabilities of the VIEs are initially reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form
| Ambac Financial Group, Inc. 58 2019 Third Quarter FORM 10-Q |

of financial guarantee insurance premiums, fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation. Additionally, terminations or other changes to Ambac's financial guarantee insurance policies that impact projected cash flows between a consolidated VIE and Ambac could result in gains or losses, even if such policy changes do not result in deconsolidation of the VIE.
Income (loss) on variable interest entities was $11 million and $30 million for the three and nine months ended September 30, 2019, compared to income of $2 million and $3 million for the three and nine months ended September 30, 2018. Results for the three and nine months ended September 30, 2019 were driven by the impact of a VIE created in connection with the restructuring of Puerto Rico COFINA debt. Under the restructuring, Ambac-insured COFINA bonds that were not commuted were deposited into a newly formed trust called the COFINA Class 2 Trust ("COFINA Trust"), which Ambac has determined must be consolidated. Refer to Part I, Item 2, “Management's Discussion and Analysis — Financial Guarantees in Force" in this Quarterly Report on Form 10-Q for further discussion of the COFINA Debt Restructuring. Income from COFINA Trust for the three months ended September 30, 2019 was $11 million, primarily from realized gains on sales of assets from the trust used for early redemptions of debt. Income from COFINA Trust for the nine months ended September 30, 2019, was $26 million, including $15 million from consolidation and $13 million from realized investment gains, partially offset by net interest expense and fees. The three and nine months ended September 30, 2019 also included a $2 million loss from deconsolidation of a VIE, compared to net gains of $2 million from deconsolidations for the three and nine months ended September 30, 2018. In addition, income (loss) on variable interest entities for all periods presented includes net gains from the fair value appreciation of other consolidated VIEs' net assets.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Losses and loss expenses for the nine months ended September 30, 2018, included interest on Deferred Amounts pursuant to the Segregated Account Rehabilitation Plan that were discharged on February 12, 2018.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of approximately $1.729 billion and $1.744 billion at September 30, 2019 and December 31, 2018, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for more information regarding the estimation process for R&W subrogation recoveries.
The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
RMBS (1)	$(25)	$19	$(133)	$39
Domestic Public Finance	77	9	197	42
Student Loans	(16)	4	(23)	3
Ambac UK and Other Credits	—	1	(125)	3
Interest on Deferred Amounts	—	—	—	21
Discount on Rehabilitation Exit Transactions	—	—	—	(288)
Totals (2)	$37	$34	$(84)	$(181)

(1)
The losses and loss expense (benefit) associated with changes in estimated representation and warranties was $7 and $15 for the three and nine months ended September 30, 2019, respectively, and $39 and $57 for the three and nine months ended September 30, 2018, respectively.

(2)
Includes loss expenses incurred (benefit) of $23 and $52 for the three and nine months ended September 30, 2019, respectively, and $53 and $100 for the three and nine months ended September 30, 2018, respectively.

Losses and loss expenses (benefit) for the three and nine months ended September 30, 2019, were driven by the following:

•	For the nine months ended September 30, 2019, favorable development within Ambac UK and Other Credits primarily due to the Ballantyne commutation completed in June 2019;

•
Favorable RMBS development as a result of credit improvement, the impact on excess spread from declines in interest rates, and additionally for the nine months ended September 30, 2019, a trustee settlement related to Lehman sponsored transactions partially offset by,

•	Higher projected losses in domestic public finance driven mostly by a lower discount rates and additions to Puerto Rico loss reserves.
Losses and loss expenses (benefit) for the three and nine months ended September 30, 2018, were driven by the following:

•	For the nine months ended September 30, 2018, higher projected losses in domestic public finance largely driven by Military Housing loss expenses incurred and additions to Puerto Rico loss reserves;

•
A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). Ambac recognized $3 and $10 million in foreign exchange losses for the three and nine months ended September 30, 2018:

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

Insurance Intangible Amortization. Insurance intangible amortization for the three and nine months ended September 30, 2019, was $17 million and $280 million, respectively, a decrease of $9 million and an increase of $202 million over the three and nine months ended September 30, 2018, respectively. The increase from the nine months ended September 30, 2018, is primarily due to accelerated amortization as a result of the Ballantyne commutation that occurred in the second quarter of 2019.
Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides details of operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Compensation	$14	$14	$46	$44
Non-compensation	11	14	33	47
Gross operating expenses	26	28	80	90
Reinsurance commissions, net	—	1	—	1
Total operating expenses	$26	$28	$80	$91
Gross operating expense for the three months ended September 30, 2019, were $26 million, a decrease of $2 million from the three months ended September 30, 2018. The decrease was due to the following:

•	Higher severance costs resulting from continued right sizing of staffing levels, partially offset by lower salaries as a result of reduced headcount.

•
Lower non-compensation costs primarily due to (i) $5.9 million of consulting, legal and advisory fees related to the AMPS Exchange incurred during the three months ended September 30, 2018 and (ii) a $0.2 million decrease of legal, consulting and advisory fees in connection with the exit from rehabilitation of the Segregated Account, partially offset by (a) higher strategy and corporate development fees of $1.5 million and (b) higher rent expense of $1.1 million driven by the extinguishment of lease reducing junior surplus notes which previously reduced rent expense. Refer to Note 13. Long-term Debt in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further information on the Junior Surplus Notes.

Gross operating expenses for the nine months ended September 30, 2019, were $80 million, a decrease of $10 million from the nine months ended September 30, 2018. The decrease was due to the following:

•
Higher compensation costs primarily due to increased incentive compensation driven by an improvement in performance metrics, mostly related to Ambac UK incentive compensation, partially offset by (i) lower salaries as a result of reduced headcount and (ii) a decrease of awards granted related to the Rehabilitation Exit Transactions totaling $3.3 million.

•
Lower non-compensation costs primarily due to (i) $14 million of lower legal, consulting and advisory fees in connection with the exit from rehabilitation of the Segregated Account, of which $5 million relates to advisory services provided for the benefit of OCI and (ii) $8 million of costs associated with the August 2018 AMPS Exchange. These decreases were partially offset by (a) higher legal, consulting and advisory fees associated with various initiatives of $7 million and (b) higher rent expense of $2 million driven by the extinguishment of lease reducing junior surplus notes which previously offset rent expense and the addition of the One World Trade Center lease which became effective in April 2019.

With the conclusion of the Segregated Account rehabilitation in February 2018, the duties of the Wisconsin Insurance Commissioner as rehabilitator of the Segregated Account have been discharged. Legal and consulting services provided for the benefit of OCI amounted to $0.6 million and $1.6 million during the three and nine months ended September 30, 2019, respectively, and $0.5 million and $6.3 million during the three and nine months ended September 30, 2018, respectively.
Interest Expense. Interest expense includes accrued interest on the Ambac note, Tier 2 notes, surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Surplus notes (1)	$25	$20	$73	$57
Ambac note	35	40	110	102
Tier 2 notes (2)	7	6	19	16
Other	—	—	—	1
Total interest expense	$67	$66	$202	$176

(1)	The amounts include junior surplus notes.

(2)	The amounts include unfunded commitment fees applicable prior to the issuance of the Tier 2 notes of $1 million in the nine months ended September 30, 2018.
The increase in interest expense for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily reflects the impact of the Rehabilitation Exit Transactions that resulted in the issuance of the Ambac Note and Tier 2 Notes. Additionally, surplus notes outstanding increased in the third quarter of 2018 due to surplus notes issued by Ambac Assurance in connection with the AMPS Exchange and resales of notes by Ambac to the market. Refer to Note 13. Long-term Debt in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information on the Ambac Note and Tier 2 Notes.
Surplus note principal and interest payments require the approval of OCI. Except for a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after the Rehabilitation Exit Transactions, annually from 2011 through 2019, OCI issued its disapproval of the requests of Ambac Assurance to pay the full interest on outstanding surplus notes on the annual scheduled interest payment date of June 7th. Ambac Assurance has not requested to pay interest on any junior surplus notes since their issuance. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $292 million and $140 million, respectively, at September 30, 2019.
Provision for Income Taxes. The provision for income taxes for the three and nine months ended September 30, 2019, was $3 million and $33 million, respectively, an increase of $1 million and $26 million, respectively, compared to the provision for income taxes reported for three and nine months ended September 30, 2018. The change for the nine months ended September 30, 2019, compared to the prior year was primarily attributable to the taxable income at Ambac UK associated with the Ballantyne restructuring.

| Ambac Financial Group, Inc. 59 2019 Third Quarter FORM 10-Q |

LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is primarily dependent on its cash, investments and receivables totaling $473 million as of September 30, 2019, and secondarily on its expense sharing and other arrangements with Ambac Assurance.
Ambac's investments include securities directly and indirectly issued by and/or insured by Ambac Assurance, some of which are eliminated in consolidation. Securities issued or insured by Ambac Assurance are generally less liquid than investment grade and other traded investments.
Pursuant to the amended and restated tax sharing agreement among Ambac, Ambac Assurance and certain affiliates (the "Amended TSA"), Ambac Assurance is required to make payments ("tolling payments") to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”). Ambac has accrued $31 million of tolling payments based on NOLs used by Ambac Assurance on its 2017 tax return, as filed. In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018, and has agreed to defer this payment until such time as OCI consents to the payment. While OCI has not defined the conditions under which its consent would be provided, OCI has indicated that it has considered, and will continue to consider, a number of factors, including asset quality and loss and reserve trends, in relation to the 2017 tolling payment.  We can provide no assurance as to whether, or when, OCI will consent to the 2017 tolling payment. Ambac accrued $16 million of tolling payments based on NOLs used by Ambac Assurance in 2018, which was paid in July 2019. For the nine months ended September 30, 2019, Ambac accrued $4 million of tolling payments which, assuming Ambac Assurance's full year 2019 NOL usage does not change, will be paid to Ambac in 2020. Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
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
The principal use of liquidity at Ambac is the payment of operating expenses, including costs to explore mergers, acquisitions and strategic investments and the purchase of short and long-term securities. Contingencies could cause material liquidity strains.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on its liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance policies, principal and interest receipts from investments, sales of investments, proceeds from repayment of affiliate loans, and recoveries on claim payments, including from litigation and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. In September 2019, Ambac Assurance received $142.2 million in connection with an SEC settlement with Citigroup Global Markets Inc. Ambac Assurance intends to use these funds to partially redeem the Ambac Note in December 2019. Refer to Note 12. Commitments and Contingencies located in Part I Item 1 in this Form 10-Q for further details on the SEC action.
The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses; claim, commutation and related expense payments on insurance policies; ceded reinsurance premiums; purchases of investments; principal and interest payments on the Ambac Note; surplus note principal and interest payments; Tier 2 Notes payments; loans to affiliates and tolling payments due to Ambac under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 13. Long-term Debt in the Notes to Consolidated Financial Statements, included in Part II, Item 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of the payment terms and conditions of the Tier 2 Notes.
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

| Ambac Financial Group, Inc. 60 2019 Third Quarter FORM 10-Q |

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
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Nine Months Ended September 30,
($ in million)	2019	2018
Cash provided by (used in):
Operating activities	$(296)	$(1,418)
Investing activities	791	1,249
Financing activities	(511)	(402)
Foreign exchange impact on cash and cash equivalents	—	(1)
Net cash flow	$(16)	$(571)
Operating activities
The following represents the significant cash activities during the nine months ended September 30, 2019 and 2018:

•
During the nine months ended September 30, 2018, the cash outflow from the Rehabilitation Exit Transactions to third parties was $1,354 million of which $1,162 million is included in operating activities and $191 million is included in financing activities as it related to payments for surplus note principal. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for details regarding the Rehabilitation Exit Transactions.

•	In September 2019, Ambac Assurance received $142.2 million in connection with an SEC settlement with Citigroup Global Markets Inc.

•
Cash provided by (used in) operating activities related to interest rate derivatives were $(81) million for the nine months ended September 30, 2019, and $64 million for the nine months ended September 30, 2018.

•
Cash used in operating activities related to income taxes (primarily in Ambac UK) were $11 million for the nine months ended September 30, 2019 and $31 million for the nine months ended September 30, 2018.

•
During the nine months ended September 30, 2019, Ambac made payments of interest on long-term debt of $110 million on the Ambac Note. During the nine months ended September 30, 2018, Ambac made payments of interest on long-term debt of $106 million, including $94 million on the Ambac Note, $11 million on surplus notes made in connection with the Rehabilitation Exit Transactions and $2 million on the secured borrowing which has been fully repaid in June 2018.

•	Net loss and loss expenses paid, including commutation payments, during the nine months ended September 30, 2019 and 2018 are detailed below:

	Nine Months Ended September 30,
($ in million)	2019	2018
Net loss and loss expenses paid (recovered):
Net losses paid (1)	$(398)	$(319)
Net subrogation received (2)	142	110
Net loss expenses paid	(43)	(86)
Net cash flow	$(299)	$(295)

(1)	Net losses paid include commutation payments of $214 and $87 for the nine months ended September 30, 2019 and 2018, respectively.

(2)	For the nine months ended September 30, 2019, subrogation received includes $36 of settlement proceeds related to Lehman sponsored RMBS transactions and $23 related to the COFINA Plan of Adjustment.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim and expense payments.
Financing Activities
Financing activities for the nine months ended September 30, 2019, include paydowns of the Ambac Note of $29 million, paydowns / maturities of VIE debt obligations of $510 million, proceeds of $19 million from the re-issuance of 1,386 shares of Ambac owned AMPS and proceeds of $12 million from the issuance of Ambac UK debt in connection with the Ballantyne commutation.
Financing activities for the nine months ended September 30, 2018, include proceeds from the issuance of Tier 2 Notes of $240 million, paydowns of the Ambac Note of $186 million, repayments of a secured borrowing of $74 million, payments for the extinguishment of surplus notes of $191 million, paydowns / maturities of VIE debt obligations of $187 million and $9 million of debt issuance costs.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps

| Ambac Financial Group, Inc. 61 2019 Third Quarter FORM 10-Q |

and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $135 million (cash and securities collateral of $50 million and $85 million, respectively), including independent amounts, under these contracts at September 30, 2019.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets decreased by approximately $1,138 million from December 31, 2018 to $13,451 million at September 30, 2019, primarily due to changes in VIEs consolidated as a result of financial guarantees provided by Ambac. During the nine months ended September 30, 2019, Ambac de-consolidated one VIE (causing a decrease in VIE assets of $1,233 million) partially offset by the consolidation of another VIE (causing an increase in assets of $166 million). Other significant changes during the nine months ended September 30, 2019 were the receipt of $142 million arising from the settlement of litigation between the SEC and Citigroup, lower premium receivables and lower intangible assets from the continued runoff of the financial guarantee insurance portfolio, particularly the Ballantyne commutation.
Total liabilities decreased by approximately $1,133 million from December 31, 2018 to $11,822 million as of September 30, 2019, primarily due to changes in VIEs consolidated as a result of financial guarantees provided by Ambac, as noted above. The net impact of these VIE changes to liabilities was a net decrease of $1,029 million. Other significant changes during the nine months ended September 30, 2019, were lower unearned premiums from the runoff of the insured portfolio and lower loss reserves (from both claim payments, including commutation payments on Ballantyne, and the elimination of loss reserves from the COFINA VIE consolidated) partially offset by higher long-term debt plus accrued interest payable (including the issuance of debt by Ambac UK of $12 million in connection with the Ballantyne commutation) and increases in interest rate derivative obligations as a result of reductions in forward interest rates.

As of September 30, 2019, total stockholders’ equity was $1,629 million, compared with total stockholders’ equity of $1,633 million at December 31, 2018. This decrease was due to a Total Comprehensive Loss during 2019 partially offset by an increase of $19 million as a result of the re-issuance of 1,386 shares of Ambac owned Ambac Assurance AMPS (reported in noncontrolling interests). The Comprehensive Loss was primarily driven by the net loss attributable to common stockholders for the nine months ended September 30, 2019 of $106 million and translation losses on the consolidation of Ambac's foreign subsidiaries of $28 million, partially offset by unrealized gains on investment securities of $103 million.
Investment Portfolio. Ambac Assurance’s investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio of primarily fixed income investments and pooled investment funds while employing asset/liability management practices to satisfy operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the jurisdictions in which it is licensed, primarily the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, which in certain instances may be exceeded with the approval of the applicable regulatory authority, Ambac Assurance opportunistically purchases Ambac Assurance insured securities given their relative risk/reward characteristics. Ambac Assurance’s investment policies are subject to oversight by OCI pursuant to the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy.
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
Ambac Financial Group, Inc.'s investment objective is to preserve capital and liquidity for strategic uses, while maximizing income. In connection with its investment objective and other strategic objectives, Ambac has invested in securities issued by or guaranteed by Ambac Assurance.
Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about Ambac's consolidated investment portfolio. Ambac's investment policies and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.

| Ambac Financial Group, Inc. 62 2019 Third Quarter FORM 10-Q |

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at September 30, 2019 and December 31, 2018:

($ in millions)	September 30, 2019	December 31, 2018
Fixed income securities	$2,727	$3,116
Short-term	664	430
Other investments	462	391
Fixed income securities pledged as collateral	85	—
Total investments (1)	$3,939	$3,937

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £207 ($255) and €0.9 ($1.0) as of September 30, 2019, and £204 ($259) and €14.0 ($16.0) as of December 31, 2018.
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
The following table represents the fair value of mortgage and other asset-backed securities at September 30, 2019 and December 31, 2018 by classification:

($ in millions)	September 30, 2019	December 31, 2018
Residential mortgage-backed securities:
RMBS—Second Lien	$140	$136
RMBS—First-lien—Alt-A	86	93
RMBS—First Lien—Sub Prime	31	31
Total residential mortgage-backed securities	257	259
Other asset-backed securities
Military Housing	$248	241
Commercial mortgage-backed	51	—
Student Loans	32	32
Credit Cards	18	5
Auto	—	20
Structured Insurance	—	145
Total other asset-backed securities	349	442
Total (1)	$606	$701

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and B- as of September 30, 2019, and CC and CCC- as of December 31, 2018, respectively.

The following charts provide the ratings (1) distribution of the fixed income investment portfolio based on fair value at September 30, 2019 and December 31, 2018:

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)
Below investment grade and not rated bonds insured by Ambac represent 33% and 57% of the 2019 and 2018 combined fixed income portfolio, respectively. The decrease in the percentage of below investment grade and increases in the percentages of AAA-rated holdings since December 31, 2018 were driven by the COFINA restructuring where below investment grade Ambac-insured bonds were exchanged for new COFINA non-rated bonds and cash, with a majority of the new non-rated bonds being sold prior to September 30, 2019. Cash proceeds from the restructuring and sales resulted in the higher percentage of AAA-rated short-term investments at September 30, 2019.

| Ambac Financial Group, Inc. 63 2019 Third Quarter FORM 10-Q |

Premium Receivables. Ambac's premium receivables decreased to $415 million at September 30, 2019, from $495 million at December 31, 2018. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, the impact of commutations and other policy terminations, changes to uncollectible premiums and changes in foreign currencies, partially offset by accretion of premium receivable discount.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$268	$268
British Pounds	£101	124
Euros	€20	22
Total		$415
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $120 million from its reinsurers at September 30, 2019.  As of September 30, 2019 and December 31, 2018, reinsurance recoverable on paid and unpaid losses were $26 million and $23 million, respectively. The increase was primarily a result of adverse development in public finance insured exposures.
Insurance Intangible Asset. Upon Ambac's exit from Chapter 11 bankruptcy on May 1, 2013 (the Fresh Start Reporting Date), an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of September 30, 2019 and December 31, 2018, the net insurance intangible asset was $434 million and $719 million, respectively. Other than through amortization, variance in the insurance intangible asset is solely from translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Assets and Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. Derivative assets increased from $59 million at December 31, 2018, to $82 million as of September 30, 2019. Derivative liabilities increased from $77 million at December 31, 2018, to $103 million as of September 30, 2019. The net increases resulted primarily from lower interest rates during the nine months ended September 30, 2019.
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
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of September 30, 2019 and December 31, 2018, were $(560) million and $(107) million, respectively.

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
($ in millions) Balance Sheet Line Item	Claims and Loss Expenses	Recoveries (1)
September 30, 2019:
Loss and loss expense reserves	$1,803	$(226)	$(55)	$1,522
Subrogation recoverable	136	(2,218)	—	(2,082)
Totals	$1,939	$(2,444)	$(55)	$(560)

December 31, 2018:
Loss and loss expense reserves	$2,246	$(313)	$(107)	$1,826
Subrogation recoverable	176	(2,109)	—	(1,933)
Totals	$2,422	$(2,422)	$(107)	$(107)

(1)	Present value of future recoveries includes R&W subrogation recoveries of $1,755 and $1,771 at September 30, 2019 and December 31, 2018, respectively.

| Ambac Financial Group, Inc. 64 2019 Third Quarter FORM 10-Q |

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 94% of our ever-to-date insurance claims recorded, with RMBS comprising 77%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at September 30, 2019 and December 31, 2018:

	Gross Par Outstanding (1)(2)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims and Loss Expenses	Recoveries
September 30, 2019:
RMBS	$3,136	$670	$(2,075)	$(14)	$(1,419)
Domestic Public Finance	2,541	948	(332)	(36)	580
Student Loans	485	243	(37)	(4)	202
Ambac UK and Other Credits	203	5	—	(1)	4
Loss expenses	—	73	—	—	73
Totals	$6,365	$1,939	$(2,444)	$(55)	$(560)

December 31, 2018:
RMBS	$3,716	$696	$(1,995)	$(14)	$(1,313)
Domestic Public Finance	3,987	1,095	(383)	(73)	639
Student Loans	530	271	(39)	(4)	228
Ambac UK and Other Credits	1,170	294	(5)	(16)	273
Loss expenses	—	66	—	—	66
Totals	$9,403	$2,422	$(2,422)	$(107)	$(107)

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $615 and $26, respectively, at September 30, 2019, and $540 and $23, respectively at December 31, 2018. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

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
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2019, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part

I, Item 1A as well as the following descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," in Part II, Item 7 of the Company's 2018 Annual Report on Form 10-K for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes and in "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

| Ambac Financial Group, Inc. 65 2019 Third Quarter FORM 10-Q |

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
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward, are not unlikely if we used a different model or methodology to project losses. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,729 million, net of reinsurance, as of September 30, 2019, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at September 30, 2019 could be approximately $20 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1.75 billion. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $45 million. There can be no assurance that losses may not exceed such amounts.
Public Finance Variability:
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The decline in public finance gross loss reserves at September 30, 2019, as compared to December 31, 2018, was primarily related to the COFINA debt restructuring, payments of claims and the commutation of a transportation credit, partially offset by increases in Puerto Rico loss reserves. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	September 30, 2019		December 31, 2018
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$1,081	$515	$2,062	$528
General obligation	838	(20)	904	24
Housing	441	30	445	26
Transportation revenue	88	44	471	49
Other	92	10	105	12
Total	$2,541	$580	$3,987	$639

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends.
Our experience with the city of Detroit in 2013 in its bankruptcy proceeding was not favorable and renders future outcomes with other public finance issuers even more difficult to predict and may increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan of adjustment, but nevertheless required us to incur a loss for a significant portion of our exposure. An additional troubling precedent in the Detroit case, as well as other municipal bankruptcies, is the preferential treatment of certain creditor classes, especially the public pensions. The cost of pensions and the need to address frequently sizable unfunded or underfunded pensions is often a key driver of stress for many municipalities and their related authorities, including entities to whom we have significant exposure, such as Chicago, its school district, the State of New Jersey and many others. Less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors. Variability of outcomes applies to even what is generally considered more secure municipal financings, such as dedicated sales tax revenue bonds that capture sales tax revenues for debt service ahead of any

| Ambac Financial Group, Inc. 66 2019 Third Quarter FORM 10-Q |

amounts being deposited into the general fund of an issuer. In the case of the Puerto Rico COFINA sales tax bonds that were part of the Commonwealth of Puerto Rico's Title III proceedings, Ambac Assurance and other creditors agreed to settle at a recovery rate equal to about 93% of pre-petition amounts owed on the Ambac insured senior COFINA bonds. In the COFINA case, the senior bonds still received a reduction or "haircut" despite the existence of junior COFINA bonds, which received a recovery rate equal to about 56% of pre-petition amounts owed. The amounts were confirmed as part of the COFINA Plan of Adjustment on February 4, 2019.
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
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy, loss of capital markets access and the severe damage caused by hurricanes Irma and Maria. These factors, taken together with the payment moratorium on debt payments of the Commonwealth and its instrumentalities, ongoing PROMESA Title III proceedings, and certain other provisions under PROMESA, the potential for restructurings of debt insured by Ambac Assurance, either with or without its consent, and the possibility of protracted litigation as a result of which its rights may be materially impaired, may cause losses to exceed current reserves in a material manner. See "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further details on the legal, economic and fiscal developments that have impacted or may impact Ambac Assurance’s insured Puerto Rico bonds. In this Form 10-Q, refer to "Financial Guarantees in Force" in Part I, Item 2 in Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 12. Commitments and Contingencies to the Consolidated Financial Statements for further updates related to Puerto Rico.
Material additional losses caused by the above-described factors would have a material adverse effect on our results of operations and financial condition. For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at September 30, 2019, the possible increase in loss reserves could be approximately $1,100 million. Among other things, this estimate includes the possibility that the current Plan Support Agreement (as discussed above in the Financial Guarantees in Force section of this Management Discussion and Analysis) were to become effective. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions by the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at September 30, 2019, the possible increase in loss reserves could be approximately $15 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $20 million. However, there can be no assurance that losses may not exceed such amounts.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of

| Ambac Financial Group, Inc. 67 2019 Third Quarter FORM 10-Q |

various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $30 million greater than the loss reserves at September 30, 2019. However, there can be no assurance that losses may not exceed such amount. The highest stress case losses at September 30, 2019, are $140 million lower than the December 31, 2018, estimate primarily as a result of the Ballantyne commutation.
Long-term Debt:
Long-term debt consists of senior and junior surplus notes issued by Ambac Assurance, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, and Ambac UK debt issued in connection with the Ballantyne commutation. The carrying value of each of these as of September 30, 2019 and December 31, 2018 is below:

($ in millions)	September 30, 2019	December 31, 2018
Surplus notes (1)	$760	$737
Ambac note	1,912	1,940
Tier 2 notes	271	252
Ambac UK debt	12	—
Total Long-term Debt	$2,955	$2,929

(1)	Amounts include junior surplus notes.
The increase in long-term debt from December 31, 2018 is due to the accretion on the carrying value of surplus notes and Tier 2 Notes, and issuance of Ambac UK debt, partially offset by optional redemptions of $29 million of the Ambac Note.
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
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $1,249 million and $1,773 million at September 30, 2019, respectively, as compared to $1,152 million and $1,648 million at December 31, 2018, respectively. The drivers to the net increase in policyholder surplus were:

•
Surplus benefits for (i) Ambac Assurance's receipt in September 2019, in connection with an SEC action against Citibank Global Markets Inc., of $142.2 million, (ii) the recognition of a previous deferred gain from the 2015 sale of Ballantyne bonds to Ambac UK of $28.1 million and (iii) an increase of $17.4 million in the fair value of investment securities that are recorded at the lower of amortized cost or fair value; partially offset by

•
Statutory net loss of $67 million for the nine months ended September 30, 2019 primarily due to loss and loss expenses from adverse development on Puerto Rico credits, including the COFINA settlement, partially offset by investment income and premiums earned; and

•	Contributions to contingency reserves of $29 million;
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

| Ambac Financial Group, Inc. 68 2019 Third Quarter FORM 10-Q |

AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £392 million at September 30, 2019 as compared to £263 million at December 31, 2018.  The increase in shareholders’ funds was primarily due to the loss and loss expenses benefit in the period following the restructuring and commutation of Ballantyne coupled with the receipt of premiums and return on investments. At September 30, 2019, the carrying value of cash and investments was £487 million, a decrease from £499 million at December 31, 2018. The decrease in cash and investments was primarily due to the impact of the restructuring and commutation of Ballantyne as noted above partially offset by continued receipt of premiums and net investment income.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.
Available capital resources under Solvency II were a surplus of £147 million at September 30, 2019, of which £144 million were eligible to meet solvency capital requirements. This is an improvement from December 31, 2018 when available capital resources were a surplus of £95 million of which £90 million were eligible to meet solvency capital requirements. The eligible capital resources at September 30, 2019 and December 31, 2018, were in comparison to regulatory capital requirements of £327 million and £357 million respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £183 million and £267 million at September 30, 2019 and December 31, 2018, respectively. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

| Ambac Financial Group, Inc. 69 2019 Third Quarter FORM 10-Q |

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended September 30,
	2019		2018
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$66	$1.41	$(104)	$(2.27)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	(0.01)	—	—
Insurance intangible amortization	17	0.37	26	0.58
Foreign exchange (gains) losses	(6)	(0.14)	2	0.03
Adjusted earnings (loss)	$77	$1.63	$(76)	$(1.66)

	Nine Months Ended September 30,
	2019		2018
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(106)	$(2.30)	$206	$4.43
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(1)	(0.02)	1	0.01
Insurance intangible amortization	280	6.09	78	1.68
Foreign exchange (gain) loss	(19)	(0.42)	5	0.12
Adjusted earnings (loss)	$154	$3.35	$290	$6.24
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

| Ambac Financial Group, Inc. 70 2019 Third Quarter FORM 10-Q |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	September 30, 2019		December 31, 2018
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,569	$34.44	$1,592	$35.12
Adjustments:
Non-credit impairment fair value losses on credit derivatives	—	0.01	1	0.03
Insurance intangible asset	(434)	(9.52)	(719)	(15.87)
Net unearned premiums and fees in excess of expected losses	434	9.52	462	10.19
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(189)	(4.14)	(86)	(1.89)
Adjusted book value	$1,381	$30.31	$1,251	$27.58
The increase in Adjusted Book Value was primarily attributable to Adjusted Earnings for the nine months ended September 30, 2019, and the impact of lower interest rates on the value of expected installment premiums partially offset by premiums ceded under a quota share reinsurance agreement executed in the third quarter of 2019. Adjusted earnings in the nine months ended September 30, 2019, were positively impacted by the Ballantyne commutation.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage, (ii) changes to expected losses for policies which do not exceed their related unearned premiums and (iii) new reinsurance transactions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. As a result of the Ballantyne and COFINA commutations, as of September 30, 2019 Ambac's investment portfolio contains a lower amount of Ambac-insured securities. Reallocation of the portfolio composition following these transactions has changed our disclosures relating to sensitivities of interest rates compared to that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac have interest rate risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the interest rate sensitivity table that follows. Financial instruments of VIEs that are consolidated as a result of Ambac financial guarantees are also excluded from Ambac's measures of interest rate risk. Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio (which produce net fair value losses as rates increase), long-term debt and the interest rate derivatives portfolio (which produce net fair value gains as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio, primarily related to RMBS and student loan credits. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
The interest rate derivatives portfolio is managed as a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). The interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.4 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at September 30, 2019.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at September 30, 2019:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
300 basis point rise	$81	$(267)
200 basis point rise	51	(297)
100 basis point rise	25	(323)
Base scenario	—	(348)
100 basis point decline(1)	(24)	(372)
200 basis point decline(1)	(20)	(368)

(1)	Incorporates an interest rate floor of 0%.

| Ambac Financial Group, Inc. 71 2019 Third Quarter FORM 10-Q |

Due to the low interest rate environment as of September 30, 2019, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.

Item 4.	Controls and Procedures.
In connection with the preparation of this third quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Risks Related to Portfolio Losses
Certain judicial decisions related to the Commonwealth of Puerto Rico's PROMESA Title III proceedings may materially adversely affect our Public Finance insured portfolio
On March 26, 2019 and June 24, 2019, the U.S. Court of Appeals for the First Circuit, affirming decisions by the U.S. District Court overseeing the PROMESA Title III proceedings for the Puerto Rico Highways and Transportation Authority (“PRHTA”), found that under Sections 928(a) and 922(d) of the U.S. Bankruptcy Code, municipal issuers of revenue bonds secured by special revenues are permitted, but not required, to apply special revenues to pay debt service on such revenue bonds during the pendency of bankruptcy proceedings for such municipal issuers. The complainants, including Ambac Assurance, had sought an order compelling PRHTA, as the debtor, to continue to make debt service payments on its revenue bonds from pledged special revenues during the pendency of its Title III case, but the First Circuit affirmed the District Court’s dismissals of the complaints, holding that it could not compel the issuer to make such payments. The First Circuit's decisions challenge what had been a commonly understood notion in the municipal finance marketplace that municipal revenue bondholders secured by special revenues (as defined in Chapter 9 of the U.S. Bankruptcy Code) would continue to receive payment during a bankruptcy of the municipal issuer. Although the First Circuit’s decisions are binding only on federal district and bankruptcy courts in Maine, Massachusetts, New Hampshire, Puerto Rico and Rhode Island, they introduce significant uncertainty into the public finance market, may make it more difficult for municipal instrumentalities to procure revenue bond financings in the future and increase the credit risk to bondholders of existing special revenue bonds, particularly those from weaker issuers. In the wake of the decisions, rating agencies have taken ratings actions on, or announced their intention to review ratings given to, bonds issued across the country highlighting the potential contagion effect of the various Puerto Rico proceedings under PROMESA.
It is unclear how these rulings may ultimately impact Ambac's revenue bond municipal exposures, inclusive of Puerto Rico. However, potential impacts could include ratings downgrades, decreased or more costly access to capital markets to certain issuers to refinance the insured debt or raise new debt, and lower recoveries in a restructuring or bankruptcy. At September 30, 2019, Ambac Assurance insured approximately $4.3 billion of net par of bonds of special revenue issuers, including $376 million net par of watch list exposure and $615 million net par of adversely classified exposure, $503 million of which was Puerto Rico exposure.
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
On April 10, 2019, the EU agreed to a UK Government request to extend the deadline for the occurrence in law of Brexit, being the date on which the UK leaves the European Union (the "Exit Date').  The revised Exit Date was October 31, 2019. However on September 9, 2019 the UK Parliament instructed the UK

| Ambac Financial Group, Inc. 72 2019 Third Quarter FORM 10-Q |

Government via legislation to apply to the EU for a further three month extension to the Exit Date, which the UK Government has done notwithstanding its political opposition to this Parliamentary instruction. The EU has now granted this request as a so-called 'flextension', meaning that the Exit Date is revised to January 31, 2020, however in the event Parliament approves a deal with the EU on an earlier date, then the Exit Date will be when that deal approval is granted.
Notwithstanding the political maneuvering around the Exit Date extension request, the UK Government has been attempting to build a majority in Parliament in support of a new Brexit 'deal' recently agreed between the new Prime Minister Boris Johnson's Government and the EU. There has been extensive political posturing between the UK Government and Parliament in terms of that support, which on October 29, 2019 led Parliament to agree to a Government request for an election to take place on December 12, 2019. The hope is that an election will change the Parliamentary voting arithmetic such that a way forward may then be possible, however at present uncertainty continues as to likely outcomes.
There continues to be a material risk that transitional Brexit negotiations are inconclusive so that on the Exit Date the UK automatically exits the EU without any transitional arrangement (a “no deal Brexit”), and also with no certain path to negotiating a future trade relationship with the EU.
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
At September 30, 2019, Ambac UK’s insured portfolio included four policies in the EU written under current passporting rights, with an aggregate par value of $1.5 billion. In respect of these four policies, there is premium receivable of $23 million and loss and loss expense reserves (net of subrogation recoverable) of $3 million.  Absent legally binding transitional arrangements, Ambac UK may be unable to collect these premiums or pay the claims to which these premiums receivable and loss and loss expense reserves relate after the Exit Date. Ambac UK’s ability to restructure these policies to mitigate this risk is limited. Nonpayment of claims under any of the affected policies could lead to the loss of control rights in the related transaction(s), which would expose Ambac UK to greater risk of loss. In addition, under applicable English law, a court may hold that Ambac UK has an enforceable obligation to pay claims irrespective of the EU regulatory position in law. Consequently Ambac UK could find itself in a position where it was not in receipt of premium on a relevant policy, but chose to pay claims to avoid loss of control rights and/or other consequences of non-payment, notwithstanding the EU regulatory characterization in law.
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
Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences.
In 2017, the U.K. Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. As a result, LIBOR and certain other indices which are utilized as benchmarks are not expected to be published after 2021. Ambac Assurance and Ambac UK insure securities, own assets and are party to certain derivative contracts and have issued debt and other obligations that

| Ambac Financial Group, Inc. 73 2019 Third Quarter FORM 10-Q |

reference LIBOR. While regulators and market participants have suggested substitute rates for LIBOR, such as the Secured Overnight Financing Rate, the impact of the discontinuance of LIBOR is uncertain. Differences in contractual provisions of certain legacy assets and liabilities and other factors, may cause the consequences of the discontinuance of LIBOR to vary by instrument. As a result, the value of our assets, derivatives and liabilities; our costs to operate our business; and the losses associated with our insured portfolio may be effected in a way that may ultimately adversely impact Ambac’s results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities — No matters require disclosure.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the third quarter of 2019. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the third quarter of 2019, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	July 2019	August 2019	September 2019	Third Quarter 2019
Total Shares Purchased (1)	54	1,136	—	1,190
Average Price Paid Per Share	$16.85	$18.22	$—	$18.16
Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	—	—	—	—
Maximum Number of Shares That may Yet be Purchased Under the Plan	—	—	—	—

(1)	There were no other repurchases of equity securities made during the three months ended September 30, 2019. Ambac does not have a stock repurchase program.
Warrants
Each warrant represents the right to purchase one share of Ambac common stock. The warrants are exercisable for cash at any time on or prior to April 30, 2023, at an exercise price of $16.67 per share. The warrants also have a cashless exercise provision.
On November 3, 2016, the Board of Directors of Ambac authorized a $10 million increase to the previously established warrant repurchase program. As of September 30, 2019, Ambac had repurchased 985,331 warrants totaling $8.1 million. In connection with the AMPS Exchange, Ambac issued 824,307 of the repurchased warrants on August 3, 2018, leaving 4,877,783 warrants outstanding. The remaining aggregate repurchase authorization at September 30, 2019 is $11.9 million. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Form 10-K for the year ended December 31, 2018 for further discussion of the AMPS Exchange.

Item 3.	Defaults Upon Senior Securities — No matters require disclosure.

Item 5.	Other Information — No matters require disclosure.

| Ambac Financial Group, Inc. 74 2019 Third Quarter FORM 10-Q |

Item 6.	Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	November 7, 2019	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

| Ambac Financial Group, Inc. 75 2019 Third Quarter FORM 10-Q |