Form 10-K
period 2019-12-31
AMBAC FINANCIAL GROUP INC
filed 2020-03-02
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:	1-10777

AMBAC FINANCIAL GROUP INC
(Exact name of Registrant as specified in its charter)

Delaware			13-3621676
(State of incorporation)			(I.R.S. employer identification no.)
One World Trade Center	New York	NY	10007
(Address of principal executive offices)			(Zip code)

(212)	658-7470
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AMBC	New York Stock Exchange
Warrants	AMBC WS	New York Stock Exchange
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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2019 was $767,503,767. As of February 24, 2020, there were 45,577,874 shares of Common Stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference
Portions of the Registrant’s proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I			PART II (CONTINUED)
1	Business	2	7A	Quantitative and Qualitative Disclosures about Market Risk	59
	Introduction	2	8	Financial Statements and Supplementary Data	61
	Risk Management Group	5	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	134
	Insurance Regulatory Matters and Other Restrictions	7	9A	Controls and Procedures	134
	Investments and Investment Policy	8	9B	Other Information	134
	Employees	8	PART III
1A	Risk Factors	8	10	Directors, Executive Officers and Corporate Governance	136
1B	Unresolved Staff Comments	22	11	Executive Compensation	136
2	Properties	22	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	136
3	Legal Proceedings	22	13	Certain Relationships and Related Transactions, and Director Independence	136
4	Mine Safety Disclosures	22	14	Principal Accountant Fees and Services	136
PART II			PART IV
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23	15	Exhibits, Financial Statement Schedules	137
6	Selected Financial Data	25		Schedule I—Summary of Investments Other Than Investments in Related Parties	142
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26		Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	143
	Company Overview	26		Schedule IV—Reinsurance	148
	Executive Summary	26
	Critical Accounting Policies and Estimates	28	SIGNATURES		149
	Financial Guarantees in Force	30
	Results of Operations	39
	Liquidity and Capital Resources	44
	Balance Sheet	47
	Special Purpose and Variable Interest Entities	53
	Accounting Standards	53
	Ambac Assurance Statutory Basis Financial Results	55
	Ambac UK Financial Results Under UK Accounting Principles	56
	Non-GAAP Financial Measures	57

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of Ambac’s common stock and volatility in the price of Ambac’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation ("Ambac Assurance") and its subsidiaries or from transactions or opportunities apart from Ambac Assurance and its subsidiaries, including new business initiatives; (3) changes in Ambac Assurance’s estimated representation and warranty recoveries or loss reserves over time; (4) failure to recover claims paid on Puerto Rico exposures or incurrence of losses in amounts higher than expected; (5) adverse effects on Ambac’s share price resulting from future offerings of debt or equity securities that rank senior to Ambac’s common stock; (6) potential of rehabilitation proceedings against Ambac Assurance; (7) dilution of current shareholder value or adverse effects on Ambac’s share price resulting from the issuance of additional shares of common stock; (8) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (9) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers, including an increased risk of loss on revenue bonds of distressed public finance issuers due to recent judicial decisions adverse to revenue bond holders; (10) the Company's inability to realize the expected recoveries included in its financial statements; (11) insufficiency or unavailability of collateral to pay secured obligations; (12) credit risk throughout the Company’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including obligations of the Commonwealth of Puerto Rico and its instrumentalities and agencies) and exposures to reinsurers; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) the risk that the Company’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (15) risks associated with adverse selection as the Company’s insured portfolio runs off; (16) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured portfolio; (17) disagreements or disputes with Ambac Assurance's primary insurance regulator; (18) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (19) the Company’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (20) the Company may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (21) the Company may not be able to generate the significant amount of cash needed to service its debt and financial obligations, and may not be able to refinance its indebtedness; (22) restrictive covenants in agreements and instruments may impair the Company’s ability to pursue or achieve its business strategies; (23) loss of control rights in transactions for which we provide insurance due to a finding that Ambac Assurance has defaulted; (24) the impact of catastrophic environmental or natural events on significant portions of our insured portfolio; (25) adverse tax consequences or other costs resulting from the characterization of the Company’s surplus notes or other obligations as equity; (26) risks attendant to the change in composition of securities in the Company’s investment portfolio; (27) changes in prevailing interest rates; (28) the expected discontinuance of the London Inter-Bank Offered Rate; (29) factors that may influence the amount of installment premiums paid to the Company; (30) default by one or more of Ambac Assurance's portfolio investments, insured issuers or counterparties; (31) market risks impacting assets in the Company’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (32) risks relating to determinations of amounts of impairments taken on investments; (33) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on the Company’s business, operations, financial position, profitability or cash flows; (34) actions of stakeholders whose interests are not aligned with broader interests of the Company's stockholders; (35) system security risks, data protection breaches and cyber attacks; (36) changes in accounting principles or practices that may impact the Company’s reported financial results; (37) the economic impact of “Brexit”; (38) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (39) the Company’s financial position that may prompt departures of key employees and may impact the Company’s ability to attract qualified executives and employees; (40) fluctuations in foreign currency exchange rates could adversely impact the insured portfolio in the event of loss reserves or claim payments denominated in a currency other than US dollars and the value of non-US dollar denominated securities in our investment portfolio; and (41) other risks and uncertainties that have not been identified at this time.

| Ambac Financial Group, Inc. 1 2019 FORM 10-K |

PART I
Item 1.    Business
INTRODUCTION
Ambac Financial Group, Inc. ("AFG"), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991. AFG provides financial guarantee insurance policies through its principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance" or "AAC") and its wholly owned subsidiary Ambac Assurance UK Limited (“Ambac UK”), both of which have been in runoff since 2008. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. AFG has $483 million in net assets (excluding it's investment in subsidiaries), no outstanding debt and significant net operating loss carry-forwards of $3,535 million ($2,285 million is allocated to Ambac Assurance) at December 31, 2019.  See Schedule II for more information on the holding company.
Management reviews financial information, allocates resources and measures financial performance on a consolidated basis. As a result, the Company has a single reportable segment.
Corporate Strategy:
Since the exit from rehabilitation of Ambac Assurance’s Segregated Account (as defined below) in February 2018, Ambac has been focused on and continues to progress all key strategic priorities, specifically:

•
Active runoff of Ambac Assurance and its subsidiaries through transaction terminations, policy commutations, reinsurance, settlements and restructurings, with a focus on our watch list credits and known and potential future adversely classified credits, that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;

•	Ongoing rationalization of Ambac's capital and liability structures;

•	Loss recovery through active litigation management and exercise of contractual and legal rights;

•	Ongoing review and adjustments focused on improving the effectiveness and efficiency of Ambac's operating platform; and

•	Evaluation of opportunities in certain business sectors that meet acceptable criteria that will generate long-term stockholder value with attractive risk-adjusted returns.
With respect to our new business strategy, we continue to evaluate and pursue strategic opportunities in credit, insurance, asset management and other financial services that we believe would be synergistic to Ambac and would leverage our core competencies. While we have increased our efforts in evaluating such potential opportunities, we continue to be measured and disciplined in our approach as we seek to deploy our capital on opportunities that will generate sustainable long-term shareholder value. Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to identify or execute a suitable transaction and/or obtain the financial and other resources that may be required to finance the acquisition or development of any new businesses or assets. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, as well as the Stipulation and Order (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K) and in the indenture for the Tier 2 Notes (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K), each of which requires OCI (as defined below) and, under certain circumstances, holders of the debt instruments benefiting from such restrictions, to approve certain actions taken by or in respect of Ambac Assurance. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of Ambac. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
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
Financial Guarantee Insurance:
Ambac provides financial guarantee insurance policies through its principal operating subsidiaries, AAC and Ambac UK, both of which have been in runoff since 2008. Insurance policies issued provide an unconditional and irrevocable guarantee which protects the holder of a debt obligation against non-payment when due of the principal and interest on the obligations guaranteed. Pursuant to such guarantees, Ambac Assurance and its subsidiaries make payments if the obligor responsible for making payments fails to do so when due. Revenues from financial guarantees consist of: (i) premiums earned from insurance contracts, net of reinsurance, and (ii) amendment and consent fees. Expenses from financial guarantees consist of: (i) loss and commutation payments; (ii) loss adjustment expenses, including those relating to the remediation of problem credits; and (iii) insurance intangible amortization.
Ambac Assurance and its subsidiaries have been working toward reducing uncertainties within their insured portfolios such as exposures to financially stressed municipal entities (including Puerto Rico) and asset-backed securities (including residential mortgage-backed securities ("RMBS") and student loan-backed securities). Additionally, Ambac Assurance and its subsidiaries are actively prosecuting legal claims (including RMBS-related lawsuits), managing the regulatory frameworks applicable to the insurance entities, seeking to optimize capital allocation in a challenging environment that includes long duration obligations, and attempting to retain key employees.

| Ambac Financial Group, Inc. 2 2019 FORM 10-K |

The deterioration of Ambac Assurance's and Ambac UK's financial condition beginning in 2007 has prevented these companies from being able to write new financial guaranty business. Not writing new business has and continues to negatively impact Ambac’s operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, AFG’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition and by regulatory, legal and contractual restrictions. It is highly unlikely that Ambac Assurance will be able to make dividend payments to AFG for the foreseeable future. Refer to "Dividend Restrictions, Including Contractual Restrictions" below and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on dividend payment restrictions.
Derivatives:
Interest rate derivative transactions are executed through Ambac Financial Services (“AFS”), a wholly-owned subsidiary of Ambac Assurance. The primary activity of AFS is to economically hedge interest rate risk in the financial guarantee and investment portfolios. Accordingly, interest rate derivatives are positioned to benefit from rising rates. Under agreements governing interest rate derivative positions, AFS generally must post collateral or margin in excess of the market value of the swaps and futures contracts. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. A termination of AFS’s derivatives could result in losses. AFS has borrowed cash and securities from Ambac Assurance to help support its collateral and margin posting requirements, previous termination payments and other cash needs.
Credit derivative contracts were executed through ACP, a wholly owned subsidiary of Ambac Assurance, for which fees are collected over the contract term. Credit derivative contract terms are substantially similar to financial guarantee insurance. Credit derivatives also permit certain counterparties to assert mark-to-market termination claims under certain conditions; however, the assertion of such mark-to-market claims based on the Segregated Account Rehabilitation Proceedings (as defined below) and related circumstances has been enjoined by the Second Amended Plan of Rehabilitation (as defined below) and orders of the Rehabilitation Court (as defined below). See discussion of “Ambac Assurance Liquidity” in Part II, Item 7 included in this Form 10-K for further information.
Ambac derives derivative revenues from (i)  changes in the fair value of the derivatives portfolio resulting from interest rate or credit changes and (ii) the value of future contract terminations or settlements which may differ from the carrying value of the those contracts.
Credit risks relating to interest rate derivative positions primarily relate to the default of a counterparty. AFS's interest rate derivatives generally consist of centrally cleared swaps, US treasury futures and some over-the-counter ("OTC") swaps with financial guarantee customers or bank counterparties. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements or margin posting requirements.

•	Cleared swaps, futures and OTC derivatives with bank counterparties require margin or collateral to be posted up to or in excess of the market value of the interest rate derivatives. Interest rate derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements.

•
Credit risk associated with financial guarantee customer derivatives and credit derivatives, is managed through the risk management processes described in the Risk Management Group section below. In some cases, interest rate derivatives between Ambac and financial guarantee customers are placed through a third party financial intermediary and similarly do not require collateral posting.

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
A plan of rehabilitation for the Segregated Account, as amended (the "Segregated Account Rehabilitation Plan") became effective on June 12, 2014. On September 25, 2017 the Rehabilitator filed a motion in the Rehabilitation Court seeking entry of an order approving an amendment to the Segregated Account Rehabilitation Plan (the "Second Amended Plan of Rehabilitation"). Following the conclusion of a Confirmation Hearing on January 22, 2018, the Rehabilitation Court entered an order granting the Rehabilitator's motion and confirming the Second Amended Plan of Rehabilitation. On February 12, 2018 (the "Effective Date"), the Second Amended Plan of Rehabilitation became effective. Consequently, the rehabilitation of the Segregated Account was concluded. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on the Segregated Account and the Segregated Account Rehabilitation Proceedings.
Enterprise Risk Management
The Company's policies and procedures relating to risk assessment and risk management are overseen by its Board of Directors. The Board of Directors takes an enterprise-wide approach to risk management oversight that is designed to support the Company's business plans at a level of risk considered by the Board to be

| Ambac Financial Group, Inc. 3 2019 FORM 10-K |

reasonable. A fundamental part of risk assessment and risk management is not only understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board of Directors periodically reviews the Company's business plan, factoring risk management into account. It also approves the Company's risk appetite statements, which articulate the Company's tolerance for certain risks and describes the general types of risk that the Company accepts, within certain parameters, or attempts to avoid.
While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibilities related to risk assessment and risk management, and management has responsibility for managing the risks to which the Company is exposed and reporting on such matters to the Board of Directors and applicable Board committees.

•
The Audit Committee oversees the management of risks associated with the integrity of Ambac’s financial statements and its compliance with legal and regulatory requirements. In addition, the Audit Committee discusses policies with respect to risk assessment and risk management, including major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee reviews with management, internal auditors and independent auditors Ambac's critical accounting policies, Ambac's system of internal controls over financial reporting and the quality and appropriateness of disclosure and content in the financial statements and other external financial communications.

•
The Compensation Committee oversees the management of risk primarily associated with our ability to attract, motivate and retain quality talent (particularly executive talent) and with setting financial incentives that do not motivate undue risk-taking.

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

•	The Strategy Committee oversees the management of risk and risk appetite primarily with respect to strategic plans and initiatives.
The Board of Directors also receives quarterly updates from Board committees, and the Board provides guidance to individual committee activities as appropriate.
In order to assist the Board of Directors in overseeing Ambac’s risk management, Ambac uses enterprise risk management, a company-wide process that involves the Board of Directors, management and other personnel in an integrated effort to identify, assess and manage a broad range of risks (e.g., credit, financial, legal, liquidity, market, model, operational, regulatory, reputational and strategic), that may affect the Company’s ability to execute on its corporate strategy and fulfill its business objectives. The Enterprise Risk Committee (“ERC”), which is a management committee, is comprised of senior level management responsible for assisting in the management of the Company’s risks on an individual and aggregate basis. The ERC produces the relevant risk management information for senior management and the Board of Directors.
Ambac management has established other committees to assist in managing the risks embedded in the enterprise. These committees will meet monthly or as needed on an ad hoc basis.

•
The Risk Committee's objective is to establish an interdisciplinary team of professionals from different parts of the Company to provide oversight of the key risk remediation issues impacting Ambac. The purview of the committee is to review and approve risk remediation activities for the financial guarantee insured portfolio. Additionally, the Risk Committee will provide oversight and review new risk remediation structures or approaches in connection with risk remediation plans or anticipated transactions. Members of the Risk Committee include the Chief Executive Officer, Head of Risk Management, Chief Financial Officer and senior managers from throughout risk, corporate services, operations, investment management, legal and finance.

•
The Asset Liability Management Committee's (“ALCO”) objective is to foster an enterprise wide culture and approach to liquidity management, asset management, asset valuation and hedging. Members of ALCO include the Chief Executive Officer, Chief Financial Officer and senior managers from investment management and the Risk Management Group.

•
The Disclosure Committee's objective is to assist the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. Members of the Disclosure Committee include the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Head of Risk Management and senior managers from throughout finance, legal, risk and corporate services.

Available Information
Our Internet address is www.ambac.com. We make available free of charge, through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One World Trade Center, 41st Floor, New York, New York 10007, Attn: Investor Relations, telephone: 212-208-3222 email: ir@ambac.com. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Form 10-K or other filings with the SEC and the information contained on our website is not part of this document.

| Ambac Financial Group, Inc. 4 2019 FORM 10-K |

RISK MANAGEMENT GROUP
Financial guarantee insurance was sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. Ambac’s financial guarantee insurance policies and credit derivative contracts expose the Company to the direct credit risk of the assets and/or obligor supporting the guaranteed obligation. In addition, insured transactions expose Ambac to indirect risks that may increase our overall risk, such as credit risk separate from, but correlated with, our direct credit risk; market; model; economic; natural disaster and mortality or other non-credit type risks. Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Guarantees in Force” section below for details on the financial guarantee insured portfolio.
The Risk Management Group ("RMG") is primarily responsible for the development, implementation and oversight of loss mitigation strategies, surveillance and remediation of the insured financial guarantee portfolio (including through the pursuit of recoveries in respect of paid claims and commutations of policies). Our ability to execute certain risk management activities may be limited by the restrictions set forth in the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
Ambac’s RMG has an organizational structure designed around four primary areas of focus: Surveillance, Risk Remediation, Credit Risk Management and Loss Reserving and Analytics.
Surveillance
This group's focus is on the early identification of potential stress or deterioration in connection with credit exposures in the insured portfolio and the related credit analysis associated with these and other insured portfolio exposures. Additionally, surveillance will evaluate the impact of changes in the economic, regulatory or political environment on the insured portfolio.
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

Surveillance for collateral dependent transactions, including, but not limited to, residential mortgage-backed securities (“RMBS”) and student loan transactions, focuses on reviews of the underlying asset cash flows and, if applicable, the performance of servicers or collateral managers. Ambac Assurance generally receives periodic reporting of transaction performance from issuers or trustees. Surveillance analysts review these reports to monitor performance and, if necessary, seek legal advice to ensure that reporting and application of cash flows comply with transaction requirements.
Risk Remediation
Risk Remediation's focus is on exposure reduction, loss mitigation, avoiding defaults, and restructuring related to the insured portfolio of Ambac Assurance. In particular, this group focuses on reducing exposure to credits that have current negative developing trends, have the potential for future adverse development or are already adversely classified by, among other things, securing rights and remedies, both of which may help to mitigate losses in the event of further deterioration or event of default, or, as available, working with an issuer to refinance or retire debt.
Loss mitigation and restructuring focuses on the analysis, implementation and execution of commutation and related claims reduction, defeasance or workout strategies for policies with potential future claims. Efforts are focused on minimizing claims and maximizing recoveries, typically following an event of default.
The emphasis on reducing risk is centered on reducing enterprise-wide exposure on a prioritized basis.
For certain adversely classified, survey list and watch list credits, RMG analysts will develop and implement a remediation or loss mitigation plan that could include actions such as working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac Assurance’s exposure to potential loss. Other actions could include working with bond holders and other economic stakeholders to negotiate, structure and execute solutions, such as commutations. In addition, reinsurance is used as a remediation tool to reduce exposure to certain targeted policies.
Adversely classified, survey list and watch list credits are tracked closely by RMG analysts as part of the risk remediation process and are discussed at regularly scheduled meetings with Credit Risk Management (see discussion following in “Credit Risk Management”) and the Risk Committee (see prior discussion in "Risk Committee"). In some cases, the RMG will engage restructuring or workout experts, attorneys and/or other consultants with appropriate expertise in the targeted loss mitigation area to assist management in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.
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

| Ambac Financial Group, Inc. 5 2019 FORM 10-K |

execute risk reduction, restructuring and commutation strategies. Members of these cross-functional teams will often work with external experts in the pursuit of risk reduction efforts.
The team focused on recoveries from sponsors where Ambac Assurance believes material breaches of representations and warranties occurred with respect to certain RMBS policies has (i) engaged experienced consultants to perform the re-underwriting of loan files and (ii) consults with internal and external legal counsel with regard to loan putbacks as well as settlement and litigation strategies (refer to Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion on this topic).
Credit Risk Management ("CRM")
The CRM function manages the decision process for all material matters that affect credit exposures within the insured portfolio. CRM provides a forum for independent assessments, reviews and approvals and drives consistency and timeliness. The scope of credit matters under the purview of CRM includes material amendments, consents and waivers, evaluation of remediation or loss mitigation plans, credit review scheduling, credit classifications, rating designations, review of watch list or adversely classified credits, sector reviews and overall portfolio reviews. Formal plans or transactions that relate to risk remediation, loss mitigation or restructuring may also require Risk Committee approval.
Control Rights
In structured transactions, including certain structured public finance transactions, Ambac Assurance may be the control party as a result of insuring the transaction’s senior class or tranche of debt obligations. The control party may direct specified parties, usually the trustee, to take or not take certain actions following contractual defaults or trigger events. Control rights and the scope of direction and remedies vary considerably among our insured transactions. Because Ambac Assurance is party to and/or has certain rights in documents supporting transactions in the insured portfolio, Ambac Assurance frequently receives requests for amendments, consents and waivers (“ACWs”). RMG reviews, analyzes and processes all requests for ACWs.
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
Watch List Credits
Credits that demonstrate the potential for long-term material adverse development, represent significant size or sector concentration, or have certain structural, credit or other complexities, but are otherwise currently performing, may be designated as a watch list credit as part of the CRM process. Watch list credits are more closely monitored for potential adverse development and are primary targets for proactive risk reduction efforts by the RMG.
Adversely Classified Credits
Credits that are either in default or have developed problems that eventually may lead to a default are tracked closely by the appropriate RMG teams and discussed as part of the CRM process.

Adversely classified credit meetings include members of RMG and other groups within the Company, as necessary. As part of the review, relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification is considered. Internal and/or external counsel generally review the documents underlying any problem credit and, if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. The review schedule for adversely classified credits is tailored to the remediation plan to track and prompt timely action and proper internal and external resourcing. A summary of developments regarding adversely classified credits and credit trends is also provided to AFG’s and Ambac Assurance’s Board of Directors no less than quarterly.
The insured portfolio contains exposures that are correlated and/or concentrated. RMG's surveillance activities include identifying these types of exposures and identifying the risks that would or could trigger credit deterioration across these related exposures. When such risks materialize, an adverse credit classification may be designated across these correlated and/or concentrated exposures. This is the case with student loans and RMBS, for example, which have several correlations including those associated with consumer lending, unemployment and home prices. In the past, our not-for-profit healthcare and our leveraged lease exposures experienced periods of stress arising from their concentrated and/or correlated risks, when there were major changes to healthcare reimbursement programs, especially Medicaid, or significant weakness in consumer and business travel, in the case of the former and the latter, respectively. In the future, Ambac’s portfolio may be subject to similar credit deterioration arising from concentrated and/or correlated risks. Examples of other such risks that could impact our portfolio, and that our surveillance is designed to monitor include the impact of potential municipal bankruptcy contagion, the impact of tax reform on state and municipal bond issuers, or the impact of large scale domestic military cutbacks on our military housing portfolio or event risk such as natural disasters or other regional stresses. Most such risks cannot be predicted, and may materialize unexpectedly or develop rapidly. Although our surveillance allows us to connect the event and stress to the related exposures and assign an adverse credit classification and estimate losses across the affected credits, when necessary, we may not have adequate resources or contractual rights and remedies to mitigate loss arising from such risks.
Amendment, Consent and Waiver Review / Approval
The decision to approve or reject ACWs is based upon certain credit factors, such as the issuer’s ability to repay the bonds and the bond’s security features and structure. As part of the CRM process, members of the RMG review, analyze and process all requests for ACWs. All ACWs are initially screened for materiality by surveillance analysts. Non-material AWCs require the approval of at least the surveillance analyst and the surveillance manager. Material ACWs are within the purview of the CRM process, as noted above. For material ACWs, CRM has established minimum requirements that may be modified to require more or varied approvals depending upon the matter’s complexity, size or other characteristics.
Ambac Assurance assigns internal credit ratings to individual exposures as part of the ACW process and at surveillance reviews.

| Ambac Financial Group, Inc. 6 2019 FORM 10-K |

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
INSURANCE REGULATORY MATTERS AND OTHER RESTRICTIONS
Regulatory Matters
United States
Ambac Assurance and Everspan Insurance Company ("Everspan") are domiciled in the State of Wisconsin and, as such, are subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”) and are regulated by the OCI. In addition, Ambac Assurance and Everspan are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed. See Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on regulatory restrictions.
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
United Kingdom
The Prudential Regulatory Authority ("PRA") and Financial Conduct Authority ("FCA") (and their predecessor regulator the Financial Services Authority (“FSA”)) have exercised significant oversight of Ambac UK since 2008, after AFG, Ambac Assurance and Ambac UK began experiencing financial stress. In 2009, Ambac UK’s license to write new business was curtailed by the FSA and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its insurance portfolio in the United Kingdom, and to do the same through a branch in Milan, Italy, and a number of other EU countries. EU legislation has allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions. See Item 1A. Risk Factors in Part I, Item 1A and Note 8. Insurance Regulatory Restrictions to the Consolidated

Financial Statements included in Part II, Item 8 in this Form 10-K for further information on Brexit related developments as well as other regulatory restrictions.
Regulation of change in control
Under Wisconsin law applicable to insurance holding companies, any acquisition of control of AFG, and any other direct or indirect control of Ambac Assurance and Everspan, requires the prior approval of the OCI. “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the OCI, upon application, determines otherwise. For purposes of this test, AFG believes that a holder of common stock having the right to cast 10% or more of the votes which may be cast by the holders of all shares of common stock of AFG would be deemed to have control of Ambac Assurance and Everspan within the meaning of the Wisconsin Insurance Laws. The United Kingdom has similar requirements applicable in respect of AFG, as the ultimate holding company of Ambac UK.
Dividend Restrictions, Including Contractual Restrictions
Due to contractual and regulatory restrictions, Ambac Assurance has been unable to pay common dividends to AFG since 2008 and will be unable to pay common dividends in 2020 without certain approvals, including the prior consent of the OCI, which is unlikely. Ambac Assurance’s ability to pay dividends is further restricted by the Settlement Agreement, the Stipulation and Order, the indenture for the Tier 2 Notes and the terms of its Auction Market Preferred Shares ("AMPS"). See Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on dividends.
As a result of these restrictions, Ambac Assurance is not expected to pay dividends to AFG for the foreseeable future.
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
Pursuant to the Settlement Agreement and the indenture for the Tier 2 Notes, Ambac Assurance may not make any “Restricted Payment” (which includes dividends from Ambac Assurance to AFG) in excess of $5 million in the aggregate per annum, other than Restricted Payments from Ambac Assurance to AFG in an amount up to $7.5 million per annum solely to pay operating expenses of AFG. Concurrent with making any such Restricted Payment, a pro rata amount of Ambac Assurance's surplus notes would also need to be redeemed at par. Any such payment on surplus notes would require either payment or collateralization of

| Ambac Financial Group, Inc. 7 2019 FORM 10-K |

a proportional amount of the Tier 2 Notes (or interest thereon) in accordance with the terms of the Tier 2 Note indenture.
The Stipulation and Order requires OCI approval for the payment of any dividend or distribution on the common stock of Ambac Assurance.
Under the terms of Ambac Assurance’s AMPS, dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided, that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for, enabling AFG (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS.
INVESTMENTS AND INVESTMENT POLICY
As of December 31, 2019, the consolidated non-VIE investments of Ambac had an aggregate fair value of approximately $3,792 million. Investments are managed both internally by officers of Ambac, who are experienced investment managers, and by external investment managers. All investments are made in accordance with the general objectives, policies, and guidelines for investments reviewed or overseen by Ambac's Board of Directors or the Board of Directors of the applicable subsidiary. These policies and guidelines include liquidity, credit quality, diversification and duration objectives and are periodically reviewed and revised as appropriate. Additionally, senior credit personnel monitor the portfolio on a continuous basis.
As of December 31, 2019, the Ambac Assurance and Everspan non-VIE investment portfolio had an aggregate fair value of approximately $2,812 million. Ambac Assurance’s and Everspan’s investment objectives are to achieve the highest risk-adjusted after-tax return on a diversified portfolio consistent with Ambac Assurance’s and Everspan’s risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. In addition to internal investment policies and guidelines, Ambac Assurance’s investment portfolio is subject to limits on the types and quality of investments imposed by applicable insurance laws and regulations, which may be waived by the applicable regulatory authority in certain instances. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy. Changes to Ambac Assurance’s investment policies are subject to approval by OCI pursuant to covenants made by Ambac Assurance in the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information about the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. Such requirements could adversely impact the performance of the investment portfolio.
As of December 31, 2019, the non-VIE Ambac UK investment portfolio had an aggregate fair value of approximately $609 million. Ambac UK’s investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holder claims. Ambac UK’s investment portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by its regulator. The

Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
As of December 31, 2019, the non-VIE AFG (parent company only) investment portfolio had an aggregate fair value of approximately $434 million. The primary investment objective is to preserve capital for strategic uses while maximizing income. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Included in the investment portfolio is AFG's investment in securities insured or issued by Ambac Assurance, including surplus notes ($63 million fair value at December 31, 2019) that are eliminated in consolidation.
The following table provide certain information concerning the consolidated investments of Ambac:

	2019		2018
Investment Category ($ in millions) December 31,	Carrying Value (2)	Weighted Average Yield (1)	Carrying Value (2)	Weighted Average Yield (1)
Municipal obligations	$215	5.4%	$880	5.6%
Corporate securities	1,430	4.6%	1,278	5.6%
Foreign obligations	44	0.8%	31	1.1%
U.S. government obligations	156	2.0%	94	1.9%
Residential mortgage-backed securities	248	8.9%	259	10.2%
Asset-backed securities	484	5.6%	574	7.9%
Total long-term investments	2,577	5.0%	3,116	6.2%
Short-term investments	737	1.5%	430	2.5%
Other investments (3)	478	—%	391	—%
Total	$3,792	4.2%	$3,937	5.7%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term fixed-income investments.

(2)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 10. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of Ambac insured securities held in the investment portfolio.

(3)
Other investments include interests in pooled investment funds that are either classified as trading securities or are reported under the equity method and Ambac's interests in an unconsolidated trust created in connection with its sale of junior surplus notes on August 28, 2014.

EMPLOYEES
As of December 31, 2019, Ambac had 93 employees in the United States and 11 employees in the United Kingdom. Ambac considers its employee relations to be satisfactory.
Item 1A.    Risk Factors
Capitalized terms used but not defined in this section shall have the meanings ascribed thereto in Part I, Item 1 in this Form 10-K or in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K unless otherwise indicated.
Our risk factors are organized in the following sections.

| Ambac Financial Group, Inc. 8 2019 FORM 10-K |

Risks Related to AFG Common Shares
Investments in AFG's common stock are highly speculative and the price per share of AFG's common stock may be subject to a high degree of volatility, including significant price declines.
Ambac's principal business is in run-off and faces significant risks and uncertainties described elsewhere in Part I, Item 1A. Risk Factors. Although AFG's common stock is listed on the New York Stock Exchange ("NYSE"), there can be no assurance as to the liquidity of the trading market or the price at which such shares can be sold. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:

•	adverse developments in our financial condition or results of operations;

•	changes in the actual or perceived risk within our insured portfolio, particularly with regards to concentrations of credit risk, such as in Puerto Rico;

•	actual or perceived adverse developments with regards to Ambac Assurance's RMBS litigations;

•	changes to regulatory status;

•	changes in investors’ or analysts’ valuation measures for our stock;

•	market trends unrelated to our stock;

•	market and industry perception of our success, or lack thereof, in pursuing our business strategy;

•	the impact or perceived impact of any acquisition, disposition or other strategic transaction, including entry into a new line of business, on the value or long-term prospects of the Company; and

•	results and actions of other participants in our industry.
In addition, the price of AFG's shares may be affected by the additional risks described below, including risks associated with Ambac Assurance’s ability to deliver value to AFG. Investments in AFG's common stock should be considered highly speculative and may be subject to a high degree of volatility.
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
The issuance of additional shares of AFG's common stock, including shares underlying issued and outstanding warrants, and/or debt or equity securities that rank senior or pari passu to AFG's common stock may dilute current shareholder value or have adverse effects on the market price of AFG’s common stock.
If AFG issues additional shares of common stock to raise capital, whether for select business transactions, general corporate purposes, in exchange for other securities, or in connection with the exercise of issued and outstanding warrants, the value of current stockholders’ interests may be diluted as AFG is not required to offer any such shares to existing stockholders on a preemptive basis.
AFG cannot predict the effect, if any, of future sales of its common stock, or the availability of shares for future sales, on the market price of its common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for its common stock.
If AFG were to issue debt or additional equity securities in the future that rank senior or pari passu to its common stock, they could be governed by an indenture or other instrument containing covenants restricting AFG's operating flexibility. Additionally, any convertible or exchangeable securities issued in the future may have rights, preferences and privileges more favorable than those of common stock or may result in dilution to owners of common stock, either of which could have an adverse impact on our stock price. Holders of common stock bear the risk of future offerings reducing the market price of AFG's common stock and diluting the value of their stock holdings in the Company.
AFG may not be able to realize value from Ambac Assurance or generate earnings apart from Ambac Assurance.
The value of AFG's common stock is dependent upon realizing residual value and/or receiving dividends from its main operating subsidiary, Ambac Assurance; the receipt of payments to be made by Ambac Assurance pursuant to the intercompany tax sharing agreement (the "Amended TSA") and the intercompany expense sharing and cost allocation agreement (the "Cost Allocation Agreement"); the receipt of payments on the Owner Trust Certificate issued to AFG by Corolla Trust (the "Owner Trust Certificate"), which was created in 2014 to monetize AFG's ownership interest in junior surplus notes issued by the Segregated Account; the receipt of payments on investments made in securities issued by Ambac Assurance; and the receipt of payments on other investments. There can be no assurance that AFG will be able to realize residual value and/or receive dividends from Ambac Assurance, which is in run-off. AFG's ability to realize residual value and/or receive dividends from Ambac Assurance will depend upon, amongst other considerations, Ambac Assurance's ability to satisfy all of its obligations that are senior to AFG's equity interests, including obligations to policyholders, holders of its indebtedness (including surplus notes, junior surplus notes, the Ambac Note and the Tier 2 Notes) and holders of its preferred stock. Ambac Assurance's ability to satisfy all of its obligations is dependent on

| Ambac Financial Group, Inc. 9 2019 FORM 10-K |

a number of considerations including its ability to achieve recoveries and mitigate losses from its insured portfolio, which is subject to significant risks and uncertainties, including as a result of varying potential perceptions of the value of Ambac Assurance’s guarantees and securities.
Due to the above considerations, as well as applicable legal and contractual restrictions described elsewhere herein, it is highly unlikely that Ambac Assurance will be able to pay AFG any dividends for the foreseeable future. Furthermore, the payments to be made to AFG under the Amended TSA and the intercompany Cost Allocation Agreement are subject to contingencies that are difficult to predict and, in certain instances, to OCI approval, making the amount and timing, if any, of such payments uncertain. Payments to be made under the Amended TSA, in particular, depend on the generation of future taxable income by Ambac Assurance above certain thresholds. Ambac Assurance’s ability to generate taxable income above such thresholds is uncertain. Due to these factors, there can be no assurance as to the amounts that AFG will receive from Ambac Assurance under the Amended TSA. Moreover, the Cost Allocation Agreement provides that Ambac Assurance's reimbursement of AFG's operating expenses after 2017 is subject to the approval of OCI and limited to $4.0 million per annum. We can provide no assurance as to whether OCI will approve such reimbursement or any portion thereof.
It is also uncertain whether and to what extent AFG will realize value from the Owner Trust Certificate. The Owner Trust Certificate is subordinated to $299.2 million of senior secured notes issued by Corolla Trust plus interest thereon. Such notes and the Owner Trust Certificate are collateralized by and payable solely from a $350.0 million face amount junior surplus note plus interest thereon. Ambac Assurance became the obligor under the junior surplus notes on February 12, 2018 pursuant to the Second Amended Plan of Rehabilitation. No payment of interest on or principal of a junior surplus note may be made until all existing and future indebtedness of Ambac Assurance, including (but not limited to) senior ranking surplus notes, policy claims and claims having statutory priority, have been paid in full. All payments of principal and interest on junior surplus notes are subject to the prior approval of OCI. If OCI does not approve the payment of interest on junior surplus notes, such interest will accrue and compound annually until paid. Payments on the senior secured notes issued by Corolla Trust will only be made when and to the extent that Ambac Assurance makes payments on the junior surplus note held by Corolla Trust. The senior secured notes must be paid in full before any payments will be made on the Owner Trust Certificate. If Corolla Trust has failed to pay all interest and principal outstanding on the senior secured notes within three business days of August 28, 2039, the senior secured noteholders may also take possession of and sell the junior surplus note. If such a sale were to occur, it is uncertain whether and to what extent there would be any value for the Owner Trust Certificate after satisfaction of the senior secured notes. AFG could also decide to sell the Owner Trust Certificate to Ambac Assurance, the Corolla Trust or a third party, including at a discount to par value.
The value of AFG's common stock may also depend upon the ability of Ambac to generate earnings apart from Ambac Assurance. As noted below in Risks Related to Strategic Plan, Ambac is selectively exploring potential business opportunities that, among other things, may permit utilization of Ambac’s net operating loss carry-forwards, but there are no assurances regarding its ability to find or execute such business opportunities or the prospects of any such opportunities.
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
Some issuers of public finance obligations insured by Ambac Assurance have reported, or may report, budget shortfalls, significantly underfunded pensions or other fiscal stresses that imperil their ability to pay debt service or will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Furthermore, over time, the consequences of poor public policy decisions by state and local governments or increases in tax burdens can impact demographic trends, such as out-migration from one state or municipality to another, that may negatively impact the creditworthiness of related issuers. Some issuers of obligations insured by Ambac Assurance have declared

| Ambac Financial Group, Inc. 10 2019 FORM 10-K |

a payment moratorium, defaulted or filed for bankruptcy or similar debt adjustment proceedings, raising concerns about their ultimate ability or willingness to service the debt insured by Ambac Assurance and Ambac Assurance's ability to recover claims paid in the future. If the issuers of the obligations in the public finance portfolio are unable to raise taxes, cut spending, or receive federal or state assistance, or if such issuers default or file for bankruptcy under Chapter 9 or for similar relief under other laws that allow for the adjustment of debts, Ambac Assurance may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect the Company's business, financial condition and results of operations.
Catastrophic environmental or public health events, particularly those associated with hurricanes, earthquakes, wildfires, drought and pandemics, that result in loss of human life, significant property damage, and/or material disruption of economic activity, can have a material negative impact on the financial performance of issuers of public finance, investor owned utility, privatized military housing and other obligations insured by Ambac Assurance. Such stresses could result in liquidity claims or permanent losses on those obligations.
Ambac Assurance insures the obligations of a number of issuers that have been, or may in the future be, substantially affected by environmental or public health events (e.g. coronavirus), including flooding, hurricanes, earthquakes, wildfires, drought and pandemics.
The short and long term impact of catastrophic environmental or public health events on issuers and their obligations is by its very nature uncertain and is determined by a number of factors including, but not limited to, the level of Federal Government support via emergency disaster relief funding measures, both related to FEMA and otherwise, flood insurance, low interest loans, hazard mitigation, the level of state and local government support, the effectiveness of governmental support or intervention, the magnitude of commercial insurance recoveries, management of disaster recovery or public health crisis remediation efforts, and the outcome of certain socio-economic variables. Consequently, if issuers affected by such catastrophic events do not receive adequate measures of support or realize the appropriate level of economic recovery, it could impact their ultimate ability to service the debt insured by Ambac Assurance and Ambac Assurance's ability to recover claims paid in the future.
In addition, certain catastrophic environmental events, notably wildfires, can result in significant potential liabilities for issuers such as investor owned utilities that increase bankruptcy risk and the potential default on obligations of the issuer, including obligations insured by Ambac Assurance.
Ambac Assurance insures obligations of the Commonwealth of Puerto Rico, including certain of its authorities and public corporations that are either subject to a Title III bankruptcy protection proceeding under the Puerto Rico Oversight, Management and Stability Act ("PROMESA") or have otherwise suspended debt service payments. Ambac Assurance has made and may continue to be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. While we believe our reserves are adequate to cover losses on Puerto Rico insured bonds, there can be no assurance that Ambac Assurance may not incur additional losses in the future, particularly given the uncertainty related to the ongoing Title III proceedings and the developing economic, political and legal circumstances in Puerto Rico. Such losses may have a material adverse effect on Ambac Assurance's results of operation and financial condition.
Ambac Assurance has exposure to the Commonwealth of Puerto Rico (the "Commonwealth"), including its authorities and public corporations. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees. Ambac Assurance had approximately $1,123 million of net par exposure to the Commonwealth and these instrumentalities at December 31, 2019. Components of the overall Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. The outstanding net insured amount including accretion on capital appreciation bonds is approximately $1,343 million at December 31, 2019. Total net insured lifetime debt service (net par and interest) to the Commonwealth of Puerto Rico and its instrumentalities was approximately $2,813 million at December 31, 2019.
As a result of the developments described in these Risk Factors and elsewhere in this 10-K (see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Guarantees in Force, and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K), the Commonwealth of Puerto Rico and certain of its instrumentalities are continuing to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance has made, and may continue to be required to make, significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including variability in economic growth and demographic trends, tax revenues, changes in law or the effects thereof, essential services expense, as well as federal funding of Commonwealth needs.
Substantial uncertainty also exists with respect to the ultimate outcome for creditors in Puerto Rico due to the Commonwealth Plan of Adjustment or changes thereto, as well as legislation enacted by the Commonwealth and the United States, including PROMESA, as well as actions taken in reliance on such laws, including Title III filings. Ambac Assurance is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests.
Given the numerous uncertainties and risks existing with respect to the restructuring process, outcomes associated with the Commonwealth Plan of Adjustment or any changes thereto and relevant litigation, no assurance can be given that ultimate debt service discounts will not be very severe and cause Ambac to experience losses materially exceeding current reserves. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could significantly further impair our exposures. In addition, there are possible final legal determinations, including failing to recognize or properly d

| Ambac Financial Group, Inc. 11 2019 FORM 10-K |

ifferentiate legal structures and protections applicable to such exposures, that could result in losses exceeding our current reserves by a material amount and further increases to our loss reserves. In particular, in a Title III process, should court-approved plans of adjustment for the Commonwealth, Puerto Rico Highways and Transportation Authority ("PRHTA"), the Puerto Rico Public Buildings Authority ("PBA") or any other issuers of Ambac-insured debt that may or may not file for Title III protection contemplate discounts to debt service implied by, or even worse than, the Commonwealth Revised Fiscal Plan (May 9, 2019) or Ambac receive unfavorable judgments in the litigations to which it is a party, Ambac’s financial condition would be materially adversely affected. For example, the amended disclosure statement and plan of adjustment ("Amended POA") to restructure $35 billion of debt and other claims against the Commonwealth of Puerto Rico, Public Building Authority ("PBA"), and Employees Retirement Systems ("ERS"), as well as more than $50 billion in pension liabilities that was filed by the Federal Oversight Management Board for Puerto Rico ("Oversight Board") on February 28, 2020, provides for an average of 3.9% recoveries on claims for non-General Obligation and PBA bonds, including revenue bonds insured by Ambac. If the Amended POA was confirmed in its current form Ambac's financial condition would be materially adversely affected. It is also possible that economic or demographic outcomes may be as, or worse than, forecasted in the Commonwealth Revised Fiscal Plan or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise. Even a negotiated restructuring to which Ambac agrees as part of mediation or other process may involve material losses in excess of current reserves. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially by a material amount, and may be subject to material volatility.
Certain judicial decisions related to the Commonwealth of Puerto Rico's PROMESA Title III proceedings may materially adversely affect our Public Finance insured portfolio.
On January 13, 2020, the U.S. Supreme Court denied a petition for Writ of Certiorari to review decisions in March and June 2019 by the U.S. Court of Appeals for the First Circuit that affirmed decisions by the U.S. District Court overseeing the PROMESA Title III proceedings for the PRHTA, decisions which found that under Sections 928(a) and 922(d) of the U.S. Bankruptcy Code, municipal issuers of revenue bonds secured by special revenues are permitted, but not required, to apply special revenues to pay debt service on such revenue bonds during the pendency of bankruptcy proceedings for such municipal issuers. The complainants, including Ambac Assurance, had sought an order compelling PRHTA, as the debtor, to continue to make debt service payments on its revenue bonds from pledged special revenues during the pendency of its Title III case, but the First Circuit affirmed the District Court’s dismissals of the complaints, holding that it could not compel the issuer to make such payments. The First Circuit's decisions challenge what had been a commonly understood notion in the municipal finance marketplace that municipal revenue bondholders secured by special revenues (as defined in Chapter 9 of the U.S. Bankruptcy Code) would continue to receive payment during a bankruptcy of the municipal issuer. Although the First Circuit’s decisions are binding only on federal district and bankruptcy courts in Maine, Massachusetts, New Hampshire, Puerto Rico and Rhode Island, they introduce significant uncertainty into the public finance market, may make it more difficult for municipal instrumentalities to procure revenue bond financings in the future and increase the credit risk to bondholders of existing special revenue bonds, particularly those from weaker issuers. In the wake of the decisions, rating agencies have taken ratings actions on, or announced their intention to review ratings given to, bonds issued across the country highlighting the potential contagion effect of the various Puerto Rico proceedings under PROMESA.
It is unclear how these rulings may ultimately impact Ambac's revenue bond municipal exposures, inclusive of Puerto Rico. However, potential impacts could include ratings downgrades, decreased or more costly access to capital markets to certain issuers to refinance the insured debt or raise new debt, and lower recoveries in a restructuring or bankruptcy. At December 31, 2019, Ambac Assurance insured approximately $4,109 million of net par of bonds of special revenue issuers, including $277 million net par of watch list exposure and $615 million net par of adversely classified exposure, $503 million of which was Puerto Rico exposure.
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

| Ambac Financial Group, Inc. 12 2019 FORM 10-K |

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
Ambac Assurance is highly leveraged. Ambac Assurance’s ability to make payments on and/or refinance its debt and to fund its operations will depend on its ability to generate substantial operating cash flow and on the performance of the insured portfolio. Ambac Assurance’s cash flow generation will depend on receipt of premiums, investment returns, earnings from subsidiaries and potential litigation recoveries offset by policyholder claims, commutation payments, reinsurance premiums, operating and loss adjustment expenses, and interest expense, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control and many of which are event-driven.
As of December 31, 2019, Ambac Assurance had approximately $2,044 million of indebtedness outstanding (the Tier 2 Notes and the Ambac Note) that are senior to its surplus notes. Ambac Assurance had $574 million principal balance of surplus notes outstanding plus $365 million principal balance of junior surplus notes outstanding as of December 31, 2019. The Tier 2 Notes and the Ambac Note are secured by potential litigation recoveries (and in the case of the Ambac Note, other assets), the receipt of which is highly uncertain, as more fully discussed in Part I, Item 1A. Risk Factors. Failure to achieve litigation recoveries in an amount sufficient to repay the Tier 2 Notes and the Ambac Note would materially weaken Ambac Assurance’s ability to service its indebtedness.
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

| Ambac Financial Group, Inc. 13 2019 FORM 10-K |

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
Despite current indebtedness levels, we may incur additional debt. While restrictive covenants in certain of our contracts may limit the amount of additional indebtedness Ambac Assurance may incur, we may obtain waivers of those restrictions and incur additional indebtedness in the future. In addition, if Ambac incurred indebtedness, its ability to make scheduled payments on, or refinance, any such indebtedness may depend on the ability of our subsidiaries to make distributions or pay dividends, which in turn will depend on their future operating performance and contractual, legal and regulatory restrictions on the payment of distributions or dividends to which they may be subject. There can be no assurance that any such dividends or distributions would be made. This could further exacerbate the risks associated with our substantial leverage.
There may not be sufficient collateral to pay any or all of the Secured Notes or Tier 2 Notes.
In addition to Ambac Assurance’s right to representation and warranty ("R&W") recoveries in respect of the RMBS litigations, which is inherently uncertain, the Ambac Note is also secured by cash and securities having an estimated fair market value of approximately $197 million. However, there can be no assurance that the fair market value of these securities will not decrease significantly. The value of the securities collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Consequently, when combined with potential R&W recoveries, liquidating the securities collateral securing the Ambac Note may not produce proceeds in an amount sufficient to pay all amounts due on the Secured Notes.
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
Ambac Assurance has not made regular interest or principal payments on surplus notes and may be unable or permitted to repay surplus notes in full at their scheduled maturity of June 7, 2020 or ever.
Payments of interest and principal on surplus notes are subject to the prior approval of the OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted exceptional payments in connection with (a) increasing the percentage of deferred policy payments of the Segregated Account of Ambac Assurance from 25% to 45% in 2014 and (b) a one-time payment of approximately six months of interest on the surplus notes outstanding immediately after the consummation of the Rehabilitation Exit Transactions in 2018. Ambac Assurance may not receive approval from OCI to make payments as and when scheduled, including the payment of the surplus notes on their scheduled maturity date of June 7, 2020. If the OCI does not approve the making of any payment of principal of or interest on surplus notes on the scheduled payment date or scheduled maturity date thereof, the scheduled payment date or scheduled maturity date, as the case may be, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. As a result, holders of surplus notes may not be paid in full at the scheduled maturity date or ever. If OCI does not approve regular payments on the surplus notes within the next several years, the total amount due (principal and accrued interest) for surplus notes may exceed Ambac Assurance's financial resources and holders of surplus notes may not ever be paid in full. If Ambac Assurance becomes subject to a rehabilitation or liquidation under Wisconsin insurance law, prior to the

| Ambac Financial Group, Inc. 14 2019 FORM 10-K |

repayment of surplus notes, holders of surplus notes may not receive any recoveries on their investments.
Ambac Assurance has ongoing obligations related to surplus notes.
Subject to approval by OCI, Ambac Assurance may be required to make interest and principal (to the extent due) payments in cash on surplus notes on an annual basis. Ambac Assurance will be required to continue to make such payments, as and when approved by OCI, until all of the surplus notes mature, are repaid in full or are otherwise repurchased or retired. Ambac Assurance is also obligated to make payments on junior surplus notes, subject to OCI approval, after the senior surplus notes and other indebtedness have been paid in full. Ambac Assurance may not have the ability to borrow, raise or otherwise have access to the funds necessary to pay such amounts when due.
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
Increases in interest rates will increase the cost of servicing our debt and could reduce our profitability.
The Secured Notes bear interest at a variable rate. As a result, increases in interest rates will increase the cost of servicing the Secured Notes and could adversely affect our profitability and cash flows. Each one percentage point increase in interest rates would result in an $17.6 million increase in the annual cash interest payments due on the Secured Notes.
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
The Secured Notes will bear interest at floating rates that could rise significantly, increasing Ambac Assurance’s interest expense and reducing its cash flow. If Ambac Assurance’s interest expense increases significantly, whether due to changes in LIBOR or increased borrowing costs when it refinances its current indebtedness, Ambac Assurance may not be able to make payments with respect to the Secured Notes or its other indebtedness.
Ambac’s estimated R&W recovery may change over time, causing the perceived value of the collateral securing the Secured Notes and Tier 2 Notes to change, and any such change may be material.
Ambac reevaluates its estimated R&W recoveries on a quarterly basis in connection with the preparation of its financial statements. See “Critical Accounting Policies and Estimates” in Part II, Item 7, Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for the fiscal year ended December 31, 2019. As a result of any reevaluation, the estimated amount of Ambac’s R&W recovery may be adjusted upward or downward due to, among other things, changes in management's view of such estimated recoveries and/or changes in the loss reserves related to such recoveries, and any adjustment may be material. Changes in estimated R&W recoveries may result in material changes in Ambac’s financial condition, including its capital and liquidity. In addition, any adjustment to estimated R&W recoveries may alter the perceived value of the collateral securing the Secured Notes and Tier 2 Notes before payment on the Secured Notes or Tier 2 Notes is made in full, which may affect the value of, and trading market, if any, for, the Secured Notes or Tier 2 Notes. Management makes no representation that the estimated R&W recoveries will not change, materially or at all, including in the near term. There can be no assurance that the estimated R&W recoveries securing the Secured Notes and Tier 2 Notes will equal or exceed the principal amount of the Secured Notes and Tier 2 Notes, respectively, at all times prior to maturity.
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

| Ambac Financial Group, Inc. 15 2019 FORM 10-K |

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
As of December 31, 2019, we have estimated RMBS R&W subrogation recoveries of $1,702 million (net of reinsurance) included in our financial statements. These estimated recoveries are based on the contractual claims brought in the aforementioned litigations and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios. The estimated recoveries we have recorded do not represent the best or the worst possible outcomes with respect to any particular transaction or group of transactions.
There can be no assurance that Ambac Assurance will be successful in prosecuting its claims in the RMBS litigations. The outcome of any litigation, including the RMBS litigations, is inherently unpredictable, including because of risks intrinsic in the adversarial nature of litigation. Motions made to the court, rulings and appeals - in the cases being prosecuted by Ambac Assurance or in other relevant cases - could delay or otherwise impact any recovery by Ambac Assurance. Moreover, rulings that may be adverse to Ambac Assurance (in any of its RMBS litigations, as well as in other RMBS cases in which it is not a party) could affect Ambac Assurance’s ability to pursue its claims or alter settlement dynamics with RMBS litigation defendants. Any litigation award or settlement may be for an amount less than the amount necessary (even when combined with other pledged collateral) to pay the Secured Notes or the Tier 2 Notes, which could have a material adverse effect on our financial condition or results of operations and make it more difficult for Ambac Assurance to repay the Ambac Note (and therefore make it more difficult for the issuer of the Secured Notes to repay the Secured Notes) and/or the Tier 2 Notes and/or Ambac Assurance’s outstanding surplus notes, on a timely basis or at all. In the event that Ambac Assurance is unable to satisfy its obligations with respect to the Secured Notes or Tier 2 Notes, holders will have the right to foreclose on any available collateral and to sue Ambac Assurance for failure to make required payments; however, there can be no assurance that the sale of collateral will produce proceeds in an amount sufficient to pay any or all amounts due on the Secured Notes or Tier 2 Notes, as the case may be, or that holders will be successful in any litigation seeking payments. Additionally, while Ambac Assurance may pursue settlement negotiations, there can be no assurance that any settlement negotiations will materialize or that any settlement agreement can be reached on terms acceptable to Ambac Assurance, or at all. Depending on the length of time required to resolve these litigations, either through settlement or at trial, Ambac Assurance could incur greater litigation expenses than currently projected. If a case is brought to trial, Ambac Assurance’s ultimate recovery would be subject to the additional risks inherent in any trial, including adverse findings or determinations by the trier of fact or the court, which could adversely impact the value of our securities, including the Secured Notes and Tier 2 Notes.

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
Our ability to realize the estimated RMBS R&W subrogation recoveries included in our financial statements and the time of the recoveries, if any, is subject to significant uncertainty, including the risks described above and uncertainties inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover all such amounts, our stockholders’ equity as of December 31, 2019 would decrease from $1,536 million to $(165) million.
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
Adverse developments with respect to such variables may cause our recoveries to fall below expectations, which could have a material adverse effect on our financial condition, including our capital and liquidity, and may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to AFG, through dividends or otherwise; diminished business prospects due to third party concerns about our ability to recover losses; and a significant drop in the value of securities issued or insured by AFG or Ambac Assurance, including the Secured Notes and Tier 2 Notes.
Ambac’s estimate of RMBS litigation recoveries is subject to significant uncertainty and changes to the estimate could adversely impact its liquidity, financial condition and results of operations.
For Ambac’s RMBS cases for which it records an RMBS R&W subrogation recovery in its financial statements, Ambac has obtained loan files from the relevant original pool and has conducted loan file re-underwriting to derive a breach rate that is extrapolated to estimate the damages Ambac expects to recover. Ambac does not estimate an RMBS R&W subrogation recovery for litigations where its sole claim is for fraudulent inducement.

| Ambac Financial Group, Inc. 16 2019 FORM 10-K |

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
A significant percentage of our premium revenue is attributable to installment premiums. The amount of installment premiums we actually realized could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). Such reductions would result in lower revenues.
The composition of the securities in our investment portfolio exposes us to greater risk than before we invested in "alternative assets."
Each of Ambac Assurance and Ambac UK maintains a portion of its investment portfolio in below investment grade securities, equities and/or “alternative assets” with the objective to increase the risk-adjusted portfolio returns. Investments in below investment grade securities, equities and “alternative assets” could expose Ambac Assurance and/or Ambac UK to greater earnings volatility, increased losses and decreased liquidity in the investment portfolio.

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

| Ambac Financial Group, Inc. 17 2019 FORM 10-K |

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
We are exposed to the risk that issuers of debt which we have insured (or with respect to which we have written credit derivatives), issuers of debt which we hold in our investment portfolio, reinsurers and other contract counterparties (including derivative counterparties) may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. These credit risks could cause increased losses and loss reserves, and/or estimates of credit impairments and mark-to-market losses with respect to credit derivatives in our financial guarantee business; and we could experience losses and decreases in the value of our investment portfolio and, therefore, our financial strength. Such credit risks may be in the form of large single risk exposures to particular issuers, reinsurers or counterparties; losses caused by catastrophic events (including terrorist acts and natural disasters); losses caused by increases in municipal defaults; losses in respect of different, but correlated, credit exposures; or other forms
Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences.
In 2017, the U.K. Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. As a result, LIBOR and certain other indices which are utilized as benchmarks are not expected to be published after 2021. Ambac Assurance and Ambac UK insure securities, own assets, are party to certain derivative contracts and have issued debt and other obligations that reference LIBOR. While regulators and market participants have suggested substitute rates for LIBOR, such as the Secured Overnight Financing Rate, the impact of the discontinuance of LIBOR is uncertain. Similarly, it is not possible to know whether LIBOR will continue to be viewed as an acceptable benchmark , what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views and alternative may have on the financial markets for LIBOR-linked financial instruments for the period preceding LIBOR no longer being published. Differences in contractual provisions of certain legacy assets and liabilities and other factors, may cause the consequences of the discontinuance of LIBOR to vary by instrument. As a result, the value of our assets, derivatives and liabilities; costs to operate our business; and the losses associated with our insured portfolio may be affected in a way that may ultimately materially adversely impact Ambac’s results of operations and financial condition. In addition, Ambac may experience adverse tax and accounting impacts, system and model disruption, and increased liquidity demands in connection with the transition away from LIBOR that may have adverse operational consequences resulting in further adverse impacts on Ambac’s results of operations and financial condition.
Risks Related to the Company's Business
We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows.
Ambac Assurance is defending or otherwise involved in various lawsuits relating to its financial guarantee business. In addition, the Company from time to time receives various regulatory inquiries and requests for information. Please see Note 17. Commitments and Contingencies to the Consolidated Financial

| Ambac Financial Group, Inc. 18 2019 FORM 10-K |

Statements included in Part II, Item 8 in this Form 10-K for information on these various proceedings.
It is not possible to predict whether additional suits involving AFG, Ambac Assurance or one or more other subsidiaries will be filed or whether additional regulatory inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes or of the expenses that will be incurred in defending these lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurring of significant litigation expenses could be material to our business, operations, financial position, profitability or cash flows.
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
We rely on our information technology systems for many enterprise-critical functions and a prolonged failure or interruption of these systems for any reason could cause significant disruption to our operations and have a material adverse effect on our business, financial condition and operating results. Our information technology and application systems may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Computer hackers may be able to penetrate our network’s system security and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, we sometimes receive and are required to protect confidential information obtained from third parties and personally identifiable information of individuals. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, or personally identifiable information of individuals, it could cause significant financial losses that are either not, or not fully, insured against, cause damage to our reputation, affect our relationships with third parties, lead to claims against us, result in regulatory action, or otherwise have a material adverse effect on our business or results of operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage. Moreover, although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion in the event of a disruption to our information technology and application systems.
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

| Ambac Financial Group, Inc. 19 2019 FORM 10-K |

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
Risks Related to International Business
Uncertainty regarding the economic and regulatory impact of "Brexit" may have an adverse effect on Ambac's insured international portfolio and the value of its foreign investment, both of which primarily reside with its subsidiary Ambac UK.
Following a Parliamentary general election in the United Kingdom ("UK") on December 12, 2019, the Conservative Party won a substantial majority under the leadership of Boris Johnson (who therefore remains Prime Minister). He campaigned on a platform of delivering a prompt exit by the UK ("Brexit") from the European Union ("EU") on terms already agreed between the UK and the EU under the EU-UK Withdraw Agreement which had been agreed earlier in 2019. Under the terms of the Withdrawal Agreement the UK left the EU at the end of January 2020.
The Withdrawal Agreement's terms include a transition period from the date of departure to the end of December 2020 (the "Exit Date"). The structure of the Withdrawal Agreement and UK departure anticipate that a future trade framework between the UK and EU applying after the end of the transition period is to be negotiated during this transition period (the "New Trade Agreement"). Such negotiations are expected to be complex and potentially contentious between the parties, suggesting that the transition period may be insufficient time for such negotiations.
Consequently, there remains a material risk that on the Exit Date the UK automatically exits the EU without a New Trade Agreement (a “no deal Brexit”), and also with no certain path to negotiating a future trade relationship with the EU.
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
At December 31, 2019, Ambac UK’s insured portfolio included four policies in the EU written under current passporting rights, with an aggregate par value of $1,407 million. In respect of these four policies, there is premium receivable of $23 million and loss and loss expense reserves (net of subrogation recoverable) of $2 million.  Absent legally binding transitional arrangements, Ambac UK may be unable to collect these premiums or pay the claims to which these premiums receivable and loss and loss expense reserves relate after the Exit Date. Ambac UK’s ability to restructure these policies to mitigate this risk is limited. Nonpayment of claims under any of the affected policies could lead to the loss of control rights in the related transaction(s), which would expose Ambac UK to greater risk of loss. In addition, under applicable English law, a court may hold that Ambac UK has an enforceable obligation to pay claims irrespective of the EU regulatory position in law. Consequently Ambac UK could find itself in a position where it was not in receipt of premium on a relevant policy, but chose to pay claims to avoid loss of control rights and/or other consequences of non-payment, notwithstanding the EU regulatory characterization in law.
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
In light of no deal Brexit risk, the UK financial regulatory authority has been actively encouraging regulated firms to put into place contingency plans, as have been EU and EU member states’ financial regulatory bodies. Ambac UK is in discussion with the PRA and other relevant regulatory authorities to enable the continued orderly run off of its policies issued in the EEA under passporting rights as well as the Italian branch operation in line

| Ambac Financial Group, Inc. 20 2019 FORM 10-K |

with the EIOPA recommendations and legal frameworks which have been, or are planned to be, put in place by EEA member states.
In addition to the direct impact on insurers cited above, general uncertainty and the perceptions as to the ultimate impact of Brexit may adversely affect business activity, political stability, foreign exchange rates and economic conditions in the UK, the Eurozone, and the EU, which may result in additional credit and other stresses on Ambac UK's insured and investment portfolios and may ultimately adversely impact Ambac's results of operations and financial condition.
Actions of the PRA and FCA could reduce the value of Ambac UK realizable by Ambac Assurance, which would adversely affect our securityholders.
Ambac’s international business is operated by Ambac UK, which is regulated by the Prudential Regulation Authority (“PRA”) for prudential purposes and the Financial Conduct Authority (“FCA”) for conduct purposes. Under the Financial Services and Markets Act 2000 (“FSMA”), the PRA authorized Ambac UK to carry out financial guaranty insurance business in the UK and in the EU by way of the EU’s passporting regime (although this may change following Brexit), subject to the terms and conditions of the permission granted by the PRA and consented to by the FCA. However, the terms of Ambac UK’s regulatory authority are now restricted and Ambac UK is in run-off. Among other things, Ambac UK may not write any new business, and, with respect to any entity within the Ambac group of affiliates, commute, vary or terminate any existing financial guaranty policy, transfer certain assets, or pay dividends, without the prior approval of the PRA and FCA. The PRA and FCA act generally in the interests of Ambac UK policyholders and will not take into account the interests of securityholders of Ambac when considering whether to provide any such approval. Accordingly, determinations made by the PRA and FCA, in their capacity as Ambac UK’s regulator, could potentially result in adverse consequences for our securityholders and also reduce the value realizable by Ambac Assurance for Ambac UK.
Regulatory uncertainty in relation to Ambac UK’s capital position could adversely affect the value of Ambac UK and affect our securityholders.
Under applicable regulatory capital rules (“Solvency II”) Ambac UK remains deficient in terms of capital.  Ambac UK does not have a remedial plan other than to build its assets over time by on-going premium collections and earned investment income, as well as attempting to accelerate the run-off of its exposures.  Further, there currently is no prospect of any capital support from the Ambac group of affiliates.  The PRA is aware of Ambac UK’s position and prospects. The PRA supervisory statement SS7/15 “Supervision of firms in difficulty or run-off” notes that “there are many circumstances in which a run-off strategy is in the best interests of policyholders” and notes that the PRA will review such firms and that they “may be permitted to continue activities necessary to carry out existing contracts in a manner, and for so long as, the PRA considers necessary in order to afford an appropriate degree of protection to policyholders”.  Ambac UK clearly falls into this category and therefore Ambac UK’s current run-off approach remains at all times subject to the PRA continuing to take no action in relation to its capital deficit and related Solvency II requirements. Alternative courses of action open to the

PRA could adversely impact the anticipated run-off trajectory of Ambac UK and impact its value.
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
Certain surplus notes or other obligations of Ambac Assurance may be characterized as equity of Ambac Assurance and as a result, Ambac Assurance may no longer be a member of the U.S. federal income tax consolidated group of which AFG is the common parent.
It is possible that certain surplus notes or other obligations of Ambac Assurance may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If such surplus notes or other obligations are characterized as equity of Ambac Assurance that is taken into account for tax affiliation purposes and it is determined that such “equity” represented more than twenty percent of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with AFG. As a result, Ambac Assurance would no longer be characterized as a member of the U.S. federal income tax consolidated group of which AFG is the common parent (the “Ambac Consolidated Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including Ambac Assurance as the new common parent and Ambac Assurance’s affiliated subsidiaries (the “Ambac Assurance Consolidated Tax Group”).
To the extent Ambac Assurance is no longer a member of the Ambac Consolidated Group, Ambac Assurance’s net operating loss carry-forwards ("NOLs") (and certain other available tax attributes of Ambac Assurance and the other members of the Ambac Assurance Consolidated Tax Group) may no longer be available for use by the Ambac Assurance Consolidated Tax Group or any of the remaining members of the Ambac Assurance Consolidated Tax Group to reduce the U.S. federal income tax liabilities of the Ambac Assurance Consolidated Tax Group. AFG, Ambac Assurance and their affiliates entered into a tax sharing agreement that would require AFG to make certain tax elections

| Ambac Financial Group, Inc. 21 2019 FORM 10-K |

that could mitigate the loss of NOLs and other tax attributes resulting from a deconsolidation of Ambac Assurance from the Ambac Consolidated Group. However, in the event of a deconsolidation, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Ambac Consolidated Group, including certain favorable rules relating to transactions occurring between members of the Ambac Consolidated Group and members of the Ambac Assurance Consolidated Tax Group.
If surplus notes or other obligations are characterized as equity of Ambac Assurance, the Ambac Assurance NOLs (and certain other tax attributes or tax benefits of the Ambac Consolidated Group) may be subject to limitation under Section 382 of the Tax Code.
It is possible that certain surplus notes or other obligations may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. Such characterization could result in an “ownership change” of Ambac Assurance for purposes of Section 382 of the Tax Code. If such an ownership change were to occur, the value and amount of the Ambac Assurance NOLs would be substantially impaired, increasing the U.S. federal income tax liability of Ambac Assurance and materially reducing the value of Ambac Assurance’s stock owned by AFG and the potential of future cash tolling or dividend payments from Ambac Assurance to AFG.
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
Ambac is exploring select business opportunities which may, amongst other things, permit utilization of its net operating loss carry-forwards. Such business opportunities may involve the acquisition of assets or existing businesses or the development of businesses through new or existing subsidiaries. It is not possible at this time to predict the future prospects or other characteristics of any such business opportunities. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of any future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. Efforts to pursue select business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our operating results and financial condition. No assurance can be given that Ambac will be able to complete such business opportunities, generate any earnings or be able to successfully integrate any such business into our current operating structure.
Moreover, Ambac’s ability to enter into new businesses, including new businesses apart from Ambac Assurance, is also subject to significant doubt, given the financial condition of Ambac Assurance, counterparty or rating agency concerns about our ability to mitigate insured portfolio losses or recover losses in litigation, the difficulty of leveraging or monetizing Ambac’s other assets, and the uncertainty of its ability to raise capital. Due to these factors, as well as those relating to Ambac Assurance as described in this Item 1A. Risk Factors, the value of our securities is speculative.
Ambac’s current strategy and initiatives have been derived from, and created as a consequence of, the Company’s current financial condition and circumstances. Should changes in Ambac’s circumstances or financial condition or in the political, economic and/or legal environment occur, there can be no assurance that all or any part of such strategy and/or initiatives will not be abandoned or amended to take account of such changes. Any such adjustment or abandonment may have an adverse effect on our securities.

Item 1B.	Unresolved Staff Comments — No matters require disclosure.
Item 2.    Properties
The executive office of Ambac has relocated to One World Trade Center, New York, New York 10007, consisting of 46,927 square feet of office space, under a sublease agreement that expires in January 2030. Ambac continues to hold a lease at One State Street Plaza that expires in December 2029 (25,871 square feet).  Ambac has sublet this space through its expiration date.
Ambac UK maintains an office in London, England, which consists of 3,514 square feet of office space, under a lease agreement that expires in October 2020. Negotiations are currently taking place, (and anticipated to conclude in the second quarter of 2020), to extend the current lease for five years (to October 2025).
Item 3.    Legal Proceedings
Refer to Notes to the Consolidated Financial Statements—Note 17. Commitments and Contingencies included in Part II, Item 8 in this Form 10-K for a discussion on legal proceedings against Ambac.
Item 4.    Mine Safety Disclosures — Not applicable.

| Ambac Financial Group, Inc. 22 2019 FORM 10-K |

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On February 3, 2020, the Company's common stock and warrants began trading on the NYSE under the symbol “AMBC, and "AMBC WS," respectively. Prior to being listed on the NYSE, the Company's common stock and warrants were listed on NASDAQ under the symbols “AMBC,” and "AMBCW," respectively.
Holders
On February 24, 2020, there were 20 stockholders of record of AFG’s common stock and 60 holders of record of AFG's warrants.
Dividends
The Company did not pay cash dividends on its common stock during 2019 and 2018. Information concerning restrictions on the payment of dividends from Ambac's insurance subsidiaries is set forth in Item 1 above under the caption “Dividend Restrictions, Including Contractual Restrictions" and in Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes AFG's share purchases during the fourth quarter of 2019. When restricted stock unit awards issued by AFG vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the fourth quarter of 2019, AFG purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	October 2019	November 2019	December 2019	Fourth Quarter 2019
Total Shares Purchased (1)	1,259	—	857	2,116
Average Price Paid Per Share	$19.14	—	20.97	$19.88
Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	—	—	—	—
Maximum Number of Shares That may Yet be Purchased Under the Plan	—	—	—	—

(1)	There were no other repurchases of equity securities made during the three months ended December 31, 2019. AFG does not have a stock repurchase program.

Warrants
Each warrant represents the right to purchase one share of AFG common stock. The warrants are exercisable for cash at any time on or prior to April 30, 2023 at an exercise price of $16.67 per share. The warrants also have a cashless exercise provision.
On June 30, 2015, the Board of Directors of AFG authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of AFG authorized an additional $10 million to the warrant repurchase program. AFG repurchased 985,331 warrants at a cost of $8.1 million and then reissued 824,307 of the repurchased warrants on August 3, 2018 in connection with the AMPS Exchange (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K). The remaining aggregate authorization at December 31, 2019 is $11.9 million. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of the AMPS Exchange. Ambac currently has 4,877,783 warrants outstanding.

| Ambac Financial Group, Inc. 23 2019 FORM 10-K |

Stock Performance Graph
The following graph compares the performance of an investment in our common stock from the close of business on December 31, 2014 through December 31, 2019, with the Russell 2000 Index and S&P Completion Index. The graph assumes $100 was invested on December 31, 2014 in our common Stock at the closing price of $24.50 per share and at the closing price for the Russell 2000 Index and S&P Completion Index. It also assumes that dividends (if any) were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	December 31,
	2014	2015	2016	2017	2018	2019
Ambac Financial Group, Inc.	$100	$58	$92	$65	$70	$88
Russell 2000 Index	$100	$94	$113	$128	$113	$139
S&P Completion Index	$100	$95	$109	$127	$113	$143

| Ambac Financial Group, Inc. 24 2019 FORM 10-K |

Item 6.    Selected Financial Data
The following financial information for the five years ended December 31, 2019, has been derived from Ambac’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8 in this Form 10-K.

	Year Ended December 31,
($ in millions, except per share data)	2019	2018	2017	2016	2015
Total Comprehensive Income (Loss) Highlights:
Gross premiums written	$(28)	$(24)	$(14)	$(54)	$(38)
Net premiums earned	66	111	175	197	313
Net investment income (2)	227	273	361	313	266
Other than temporary impairment losses	—	(3)	(20)	(22)	(26)
Net realized investment gains	81	112	5	39	53
Net gains (losses) on derivative contracts	(50)	7	76	(30)	(1)
Net realized (losses) gains on extinguishment of debt (2)	—	3	5	5	—
Income (loss) on Variable Interest Entities ("VIEs")	38	3	20	(14)	32
Other income (3)	134	5	—	18	7
Losses and loss expenses (benefit) (1) (2)	13	(224)	513	(11)	(769)
Operating expenses (2)	103	112	122	114	103
Interest expense (2)	269	242	120	124	117
Insurance intangible amortization	295	107	151	175	170
Goodwill impairment	—	—	—	—	515
Pre-tax income (loss)	(183)	273	(284)	105	510
Net income (loss)	(216)	267	(329)	74	493
Net income (loss) attributable to Common Shareholders	(216)	186	(329)	75	493
Total comprehensive income attributable to Ambac Financial Group, Inc.	(125)	192	(335)	21	288
Net income (loss) per share:
Basic	$(4.69)	$4.07	$(7.25)	$1.66	$10.92
Diluted	$(4.69)	$3.99	$(7.25)	$1.64	$10.72

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The expense (benefit) associated with changes to our estimated recoveries for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 were $42, $62, $72, $(71), and $(304), respectively.

(2)
On February 12, 2018, Ambac Assurance executed the Rehabilitation Exit Transactions (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). These transactions directly resulted in: (i) a Loss and loss expense benefit of $288; (ii) operating expenses of $17 and (iii) realized gains on extinguishment of debt of $3. Additionally, changes to the investment portfolio and to the composition of long-term debt arising from the transactions significantly impacted net investment income and interest expense for 2018 compared to prior years. Refer to Results of Operations included in Item 7 of this Form 10-K for a further discussion of the Rehabilitation Exit Transactions and their impact on financial results in 2018.

(3)
Other income also includes proceeds received by Ambac Assurance in September 2019 in connection with an SEC action against Citigroup Global Markets Inc. in the amount of $142. Refer to Note 17. Commitments and Contingencies located in Part II Item 8 in this Form 10-K for further details on the SEC action.

| Ambac Financial Group, Inc. 25 2019 FORM 10-K |

($ in millions) December 31	2019	2018	2017	2016	2015
Balance Sheet Highlights:
Total non-variable interest entity investments	$3,792	$3,937	$5,741	$6,500	$5,645
Cash and cash equivalents	24	63	624	91	36
Premium receivable	416	495	586	661	832
Insurance intangible asset	427	719	847	962	1,212
Subrogation recoverable (1)	2,029	1,933	631	685	1,229
Deferred ceded premium	82	61	52	70	97
Total VIE assets	6,286	7,093	14,501	13,368	14,288
Total assets	13,320	14,589	23,192	22,636	23,728
Unearned premiums	518	630	783	967	1,280
Loss and loss expense reserves (1)	1,548	1,826	4,745	4,381	4,088
Long-term debt (2)	2,822	2,929	992	1,114	1,125
Derivative liabilities	90	77	83	319	353
Total VIE liabilities	6,212	6,981	14,366	13,235	14,260
Total liabilities	11,783	12,956	21,547	20,658	21,770
Total stockholders’ equity	1,536	1,633	1,645	1,978	1,958
Total liabilities and stockholders' equity	$13,320	$14,589	$23,192	$22,636	$23,728

(1)
Ambac records as a component of its loss reserves and subrogation recoverable, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W"). Ambac has recorded gross estimated R&W recoveries of $1,727, $1,771, $1,834, $1,907, and $2,830 at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)
Long-term debt includes Ambac Assurance surplus notes and junior surplus notes, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions in 2018 and the Ambac UK debt issued in connection with the Ballantyne commutation in 2019. Long-term debt for all years excludes the portion of long-term debt associated with variable interest entities.

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
EXECUTIVE SUMMARY
Ambac Assurance and Subsidiaries
A key strategy for AFG is to increase the value of its investment in Ambac Assurance by actively managing its assets and liabilities. Asset management primarily entails maximizing the risk adjusted return on non-VIE invested assets and managing liquidity to help ensure resources are available to meet operational and strategic cash needs. These strategic cash needs include activities associated with Ambac's liability management and loss mitigation programs.

Asset Management
Investment portfolios are subject to internal investment guidelines, as well as limits on types and quality of investments imposed by applicable insurance laws and regulations. As part of its investment strategy, and in accordance with the aforementioned guidelines, Ambac Assurance and Ambac Assurance UK Limited ("Ambac UK"), purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. The investment portfolios of Ambac Assurance and Ambac UK also hold fixed income securities and various pooled investment funds. Refer to Note 10. Investments to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further details of fixed income investments by asset category and pooled investment funds by investment type.
During the year ended December 31, 2019, Ambac did not acquire a significant amount of distressed Ambac-insured securities. At December 31, 2019, Ambac owned $436 million of distressed

| Ambac Financial Group, Inc. 26 2019 FORM 10-K |

Ambac-insured bonds, including $158 million of Puerto Rico bonds and excluding Ambac's holdings of secured notes issued by Ambac LSNI (the "Secured Notes") in connection with the Rehabilitation Exit Transactions (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). Subject to applicable internal and regulatory guidelines and other constraints, Ambac may opportunistically purchase and sell Ambac-insured securities and Secured Notes in the future. In the event that Ambac Assurance sells any of the Secured Notes it owns, it must use the proceeds of such sale to redeem a like amount of Secured Notes at par in accordance with the terms of the Indenture and related security and collateral documents. The price at which Ambac Assurance sells the Secured Notes may differ from the price at which it redeems the Secured Notes.
Liability and Insured Exposure Management
Ambac Assurance's Risk Management Group ("RMG") focuses on the analysis, implementation and execution of risk reduction, loss mitigation and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of such strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction and loss mitigation outcomes. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure and execute such strategies. During 2019, successful risk reduction transactions included:

•
The COFINA Plan of Adjustment ("POA"). On February 12, 2019, the POA, including certain related commutation transactions, and subsequent distributions, became effective, resulting in a reduction of Ambac Assurance's insured net par exposure to COFINA by approximately 77% or $620 million. Subsequent redemptions of obligations of the COFINA Class 2 Trust (as further described in the Financial Guarantees in Force section included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019) brought COFINA net par outstanding down to $101 million as of December 31, 2019;

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

•	Purchasing quota share reinsurance in December 2019 for $228 million of par exposure, including $153 million of watch list credits;

•	Completing work in January 2019, with an issuer to refinance two watch list asset-backed lease securitizations with net par outstanding of $95 million at December 31, 2018;

•	A commutation in February 2019, via a refunding, of an adversely classified public finance transaction with net par outstanding of $350 million at December 31, 2018;

•
Working with an issuer and noteholders to negotiate the removal of the guarantee from a tranche of notes on a Watch List credit in December 2019 with net par of $300 million outstanding at December 31, 2018;

•
Working closely with servicers and owners of Master Servicing Rights to exercise their clean-up call rights on several watch list and adversely classified RMBS transactions with total net par outstanding of $200 million at December 31, 2018; and

•
The final paydown, refunding, or partial commutation of various watch list exposures and adversely classified exposures that were subject to risk remediation efforts with total net par outstanding at December 31, 2018 of $463 million.

The following table provides a comparison of total, adversely classified credits ("ACC") and watch list net par outstanding in the insured portfolio at December 31, 2019 and 2018. (See Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for a description of adversely classified and watch list credits.) Net par exposures within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions) December 31,	2019	2018	Variance
Total	$38,018	$46,927	$(8,909)	(19)%
ACC	7,535	10,871	(3,336)	(31)%
Watch List	6,752	9,036	(2,284)	(25)%
The overall reduction in total net par outstanding was significantly impacted by active de-risking initiatives at Ambac Assurance and Ambac UK, including the transactions noted above, as well as scheduled maturities, amortizations, refundings and calls.
The decrease in Watch List and ACC exposures is primarily due to active de-risking and paydowns or calls by issuers, mostly related to Puerto Rico, Ballantyne, international asset-backed, public finance, aircraft asset-backed and residential mortgage-backed securities.
Although our insured portfolio generally performed satisfactorily in 2019, we continue to experience stress in certain insured exposures, particularly within our approximately $1,123 million of exposure to Puerto Rico, consisting of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees.
During 2019, Ambac made partial paydowns of the Ambac Note (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K) by $178 million.

| Ambac Financial Group, Inc. 27 2019 FORM 10-K |

AFG
As of December 31, 2019 net assets of AFG were $483 million.

($ in millions)
Cash and short-term investments	$327
Other investments (1)	116
Other net assets (2)	40
Total	$483

(1)	Includes surplus notes (fair value of $63) issued by Ambac Assurance that are eliminated in consolidation.

(2)	Includes accruals for tolling payments from Ambac Assurance in accordance with the intercompany Tax Sharing Agreement of $28.
As a result of positive taxable income at Ambac Assurance in 2017, AFG has accrued approximately $28 million in tax tolling payments. In May 2018, AFG executed a waiver under the intercompany Tax Sharing Agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018.  AFG also agreed to continue to defer the tolling payment for the use of net operating losses in 2017 by Ambac Assurance until such time as OCI (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K) consents to the payment.
Ambac Assurance accrued $16 million of tolling payments for year ended December 31, 2018, which were paid to AFG in July of 2019. As a result of filing it's 2018 tax return, Ambac Assurance accrued an additional $2 million of tolling payments during the year ended December 31, 2019, for 2018, which were paid to AFG in December 2019.
Pursuant to the Stipulation and Order, Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to AFG.
Financial Statement Impacts of Foreign Currency
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income (Loss) for the year ended December 31, 2019 included the following:

($ in millions)
Net income (1)	$12
Changes in other comprehensive income(loss):
Gain (losses) on foreign currency translation	26
Unrealized gains (losses) on non-functional currency available-for-sale securities	(27)
Total changes in other comprehensive income (loss)	(1)
Impact on total comprehensive income (loss)	$11

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
Valuation of Losses and Loss Expense Reserves (including Subrogation Recoverables)
The loss and loss expense reserves and subrogation recoverable assets (collectively defined as "loss reserves") discussed in this section relate only to Ambac’s non-derivative insurance policies issued to beneficiaries, including unconsolidated VIEs. A loss reserve is recorded on the balance sheet on a policy-by-policy basis based upon the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows consider the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considers future recoveries related to breaches of contractual representations and warranties by RMBS transaction sponsors, remediation strategies, excess spread and other contractual cash flows on public finance and structured finance transactions (including RMBS). Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not estimate recoveries for litigations where its sole claim is for fraudulent inducement, since any remedies under such claims would be non-contractual.
The evaluation process for expected future net cash flows is subject to certain estimates and judgments regarding the probability of default by the issuer of the insured security, probability of remediation and settlement outcomes (which may include

| Ambac Financial Group, Inc. 28 2019 FORM 10-K |

commutation, litigation settlements, refinancings and/or other settlement outcomes), probability of a restructuring outcome (which may include payment moratoriums, debt haircuts and/or subsequent recoveries) and the expected loss severity of credits for each insurance contract.
As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities.
The loss reserves for many transactions are derived from the issuer’s creditworthiness. For public finance issuers, loss reserves will consider not only creditworthiness but also political dynamics and economic status and prospects. The loss reserves for transactions which have no direct issuer support, such as most structured finance exposures, including RMBS and student loan exposures, are derived from the default activity and loss given default of underlying collateral supporting the transactions. In addition, many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves; our ability to execute workout strategies and commutations; economic and market conditions; and management's judgments with regards to the current performance and future developments within the insured portfolio. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic prosperity. Reinsurance contracts mitigate our loss reserves but since Ambac currently has minimal exposure ceded to reinsurers on credits with loss reserves, the existing reinsurance contracts are unlikely to have a significant effect on loss reserve volatility. Loss reserve volatility will also be materially impacted by changes in interest rates from period to period.

The table below indicates the gross par outstanding and gross loss reserves (including loss expenses) related to policies in Ambac’s loss and loss expense reserves at December 31, 2019 and 2018:

	2019		2018
($ in millions) December 31	Gross Par Outstanding(1)(2)	Gross Loss and Loss Expense Reserves(1)(3)(4)	Gross Par Outstanding(1)(2)	Gross Loss and Loss Expense Reserves(1)(3)(4)
RMBS	$3,027	$(1,392)	$3,716	$(1,313)
Domestic Public Finance	2,398	627	3,987	639
Student Loans	472	208	530	228
Ambac UK and Other Credits	271	3	1,170	273
Loss expenses	—	73	—	66
Totals	$6,168	$(482)	$9,403	$(107)

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $511 and $26 respectively, at December 31, 2019 and $540 and $23, respectively at December 31, 2018. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.

(3)
Loss and Loss Expense reserves at December 31, 2019 of $(482) are included in the balance sheet in the following line items: Loss and loss expense reserves: $1,548 and Subrogation recoverable: $2,029. Loss and Loss Expense reserves at December 31, 2018 of $(107) are included in the balance sheet in the following line items: Loss and loss expense reserves: $1,826 and Subrogation recoverable: $1,933.

(4)
Ambac records as a component of its loss and loss expense reserves, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $1,727 and $1,771 at December 31, 2019 and 2018, respectively.

See Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for a description of the cash flow and statistical methodologies used to develop loss reserves. Most of our reserved credits with large loss reserves utilize the cash flow method of reserving. Alternative cash flow scenarios are developed to represent the range of possible outcomes and resultant future claim payments and timing. Scenarios and probabilities of each are adjusted regularly to reflect changes in status, outlook and our analysis and views. Significant judgment is used to develop the cash flow assumptions and related probabilities, and there can be no certainty that the scenarios or probabilities will not deviate materially from ultimate outcomes.
In some cases, such as RMBS and student loans, cash flow projections include the modeling of an issuer or transaction’s future revenues and expenses to determine the resources available to pay debt service on our insured obligations. With respect to RMBS, a component of our loss reserve estimate includes subrogation recoveries related to securitized loans in such transactions that breached certain representations and warranties ("R&W"). In other cases, such as many public finance exposures including our Puerto Rico exposures, we consider the issuers’ overall ability and willingness to pay, as it relates to the existing fiscal, economic, legal, restructuring and/or political framework relevant to a particular exposure or group of exposures. We then develop multiple scenarios where issuer debt service is paid, missed and/or haircut with claims paid then modeled for any recovery amount and timing. There is no certainty our assumptions as to scenarios or probabilities will not be subject to material changes as developments occur.

| Ambac Financial Group, Inc. 29 2019 FORM 10-K |

In estimating loss reserves, we also incorporate scenarios which represent the potential outcome of remediation strategies. Remediation scenarios may include (i) a potential refinancing of the transaction by the issuer; (ii) the issuer’s ability to redeem outstanding securities at a discount, thereby increasing the structure’s ability to absorb future losses; and (iii) our ability to terminate, restructure or commute the policy in whole or in part. The remediation scenarios and the related probabilities of occurrence vary by policy depending on ongoing and expected discussions and negotiations with issuers and/or investors. In addition to commutation negotiations that are underway with various counterparties in various forms, our reserve estimates may also include scenarios which incorporate our ability and/or expectation to commute additional exposure with other counterparties.
Valuation of Certain Financial Instruments
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
The level of judgment in estimating fair value is largely dependent on the amount of observable market information available to fair value a financial instrument, which is also determinative of where the financial instrument is classified in the fair value hierarchy. Level 3 instruments are valued using models which use one or more significant inputs or value drivers that are unobservable and therefore require significant judgment. Level 3 financial instruments which are material include certain invested assets, uncollateralized interest rate swaps and investments and loan receivables of consolidated VIEs. Model-derived valuations of Level 3 financial instruments incorporate estimates of the effects of Ambac's own credit risk and/or counterparty credit risk, which can be complex and judgmental. Furthermore, Level 3 loan receivables of consolidated VIEs incorporate estimates of Ambac's financial guarantee cash flows, including future premiums and losses. Such cash flow estimates require judgments regarding prepayments of VIE debt, loss probabilities and loss severities, all of which are inherently uncertain.
All models and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in information and modeling techniques. The re-evaluation process includes a quarterly meeting of senior Finance and Risk personnel to review and approve changes to models and key assumptions.
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
Valuation allowances are established to reduce deferred tax assets to an amount that “more likely than not” will be realized. On a quarterly basis, management identifies and considers all available evidence, both positive and negative, in making the determination with significant weight given to evidence that can be objectively verified. Negative evidence includes the potential for unrecognized future insurance tax losses; cumulative pre-tax losses in recent years; uncertainty regarding timing and magnitude of RMBS R&W litigation recoveries; no new financial guarantee business and execution risk of any new business venture.
The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income within the carry forward periods available under the tax law. As a result of the above-described risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the U.S. deferred tax asset and therefore has a full valuation allowance. To the extent such risks and uncertainties are resolved, Ambac may have the ability to establish a history of making reliable estimates of future income which could ultimately result in a reduction to the deferred tax asset valuation allowance. See Note 14. Income Taxes to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for additional information on the Company's deferred income taxes.
FINANCIAL GUARANTEES IN FORCE
The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2019 and 2018. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated by Ambac in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policy that insures the notes issued by Ambac LSNI as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.

($ in millions) December 31,	2019	2018
Public Finance (1)(2)	$17,653	$23,442
Structured Finance	7,508	9,947
International Finance	12,857	13,538
Total net par outstanding	$38,018	$46,927

| Ambac Financial Group, Inc. 30 2019 FORM 10-K |

(1)	Includes $5,654 and $5,759 of Military Housing net par outstanding at December 31, 2019 and 2018, respectively.

(2)	Includes $1,123 and $1,880 of Puerto Rico net par outstanding at December 31, 2019 and 2018, respectively. Components of Puerto

Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

The table below shows Ambac’s ten largest exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2019 (in millions):

($ in millions)		Risk Name	Bond Type	Ambac Ratings (1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
IF	AUK	Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,017	2.7%
IF	AUK	Capital Hospitals plc (3)	UK-Infrastructure	A-	896	2.4%
IF	AUK	Aspire Defence Finance plc	UK-Infrastructure	BBB+	865	2.3%
IF	AUK	Anglian Water	UK-Utility	A-	819	2.2%
PF	AAC	New Jersey Transportation Trust Fund Authority - Transportation System	Lease and Tax-backed Revenue	A-	778	2.0%
IF	AUK	National Grid Gas	UK-Utility	A-	757	2.0%
IF	AUK	Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	710	1.9%
IF	AUK	Ostregion Investmentgesellschaft NR 1 SA (3)	Austria-Infrastructure	BIG	674	1.8%
IF	AUK	RMPA Services plc	UK-Infrastructure	BBB+	575	1.5%
PF	AAC	Mets Queens Baseball Stadium Project, NY, Lease Revenue	General Obligation	BBB	549	1.4%
Total					$7,640	20.1%
PF = Public Finance, SF = Structured Finance, IF = International Finance AAC = Ambac Assurance, AUK = Ambac UK

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

(3)
A portion of this transaction is insured by an insurance policy issued by Ambac Assurance. Ambac Assurance has issued policies for these transactions that will only pay in the event that Ambac UK does not pay under its insurance policies (“second to pay policies").

Net par related to the top ten exposures reduced $862 million from December 31, 2018. Exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. The decrease from 2018 was primarily related to the Ballantyne commutation, the COFINA Plan of Adjustment, and refundings, partially offset by the addition of RMPA Services plc and Mets Queens Baseball Stadium Project. The concentration of net par amongst the top ten (as a percentage of net par outstanding) has increased to 20% from 18% at December 31, 2018. The remaining insured portfolio of financial guarantees has an average net par outstanding of $32 million per single risk, with insured exposures ranging up to $536 million and a median net par outstanding of $6 million.
Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.

U.S. Public Finance Insured Portfolio
Ambac’s portfolio of U.S. public finance exposures is $17,653 million, representing 46% of Ambac’s net par outstanding as of December 31, 2019 and a 25% reduction from the amount outstanding at December 31, 2018. This reduction in exposure was due to additional reinsurance acquired, the COFINA Plan of Adjustment, restructuring and related commutation transactions, commutations, exposure runoff, and early terminations (calls, refundings and pre-refundings). While Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general obligation, revenue, and lease and tax-backed obligations of state and local government entities, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public interests. See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for exposures by bond type.
Municipal bonds are generally supported directly or indirectly by the issuer’s taxing authority or by public sector fees and assessments which may or may not be specifically pledged. Risk factors in these transactions derive from the municipal issuer, including its fiscal management, politics, and economic position, as well as its ability and willingness to continue to pay its debt

| Ambac Financial Group, Inc. 31 2019 FORM 10-K |

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

•
Ambac insures approximately $5,654 million net par of privatized military housing debt. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated in most cases by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). In a small number of cases rental payments also come from civilians, including retired service personnel, living on a particular base. Collateral for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include ongoing base essentiality, military deployments, the U.S. government’s commitment to fund the BAH, marketability/attractiveness of the on-base housing units versus off-base housing, construction completion, environmental remediation, utility and other operating costs and housing management. Ambac's exposure to privatized military housing debt is a growing concentration given the long-dated maturity profile of the exposure relative to faster run-off of other parts of Ambac's insured portfolio. As of December 31, 2019, privatized military housing represented approximately 15% of net par outstanding.

Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,123 million as of December 31, 2019. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees.
Fiscal Plans
On May 9, 2019, the Oversight Board certified its own version of a new Commonwealth Fiscal Plan ("Revised Fiscal Plan"), which superseded the previous Commonwealth Fiscal Plan certified on October 23, 2018. In the Commonwealth Revised Fiscal Plan, the annual Commonwealth budget surpluses are lower in the short term but larger in the long term because of a longer than previously expected roll-out of federal disaster spending. The new surplus through fiscal 2024 is just under $14 billion, whereas the previous plan was almost $18 billion. The plan projects a 30-year surplus of $19.7 billion, but $5.4 billion of that money may not be available to the Commonwealth because it is being generated by public corporations. This compares to a 30-year surplus of just under $13 billion under the previous fiscal plan.
As was the case with prior fiscal plans for the Commonwealth of Puerto Rico, the Commonwealth Revised Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to assess the possible impact that Commonwealth Revised Fiscal Plan changes may have on creditor outcomes or Ambac's financial condition, including liquidity, loss reserves and capital resources.
On June 7, 2019, the Oversight Board certified its own version of the Fiscal Plan for the Puerto Rico Highways and Transportation Authority ("PRHTA"). Without considering PRHTA Fiscal Plan measures, the PRHTA’s total financial surplus over the six-year plan period is projected to be $31 million. However, after taking into account the measures set forth in the PRHTA Fiscal Plan, the Oversight Board states that the cumulative surplus over that six-year period would grow to $493 million.
It is unknown if and when a PRHTA Plan of Adjustment will be filed by the Oversight Board or confirmed by the court overseeing the Title III proceedings of PRHTA. It is also unknown if and when other Puerto Rico instrumentalities, which have debt outstanding insured by Ambac Assurance, will be filed under Title III and what effect their fiscal plans and/or plans of adjustment may have on Ambac's financial position. No assurances can be given that Ambac's financial condition will not suffer a materially negative impact as an ultimate result of the Commonwealth Revised Fiscal Plan, the Commonwealth Plan of Adjustment, or any future changes or revisions to Commonwealth fiscal plans or fiscal plans and/or plans of adjustment for PRHTA or other Puerto Rico instrumentalities.
Commonwealth Plan of Adjustment
On September 27, 2019, the Oversight Board filed a disclosure statement and plan of adjustment (the "Initial POA") to restructure $35 billion of debt and other claims against the Commonwealth of Puerto Rico, PBA, and the Employee Retirement System ("ERS"), as well as more than $50 billion of pension liabilities. (On the same day, PBA filed a petition for a Title III restructuring.)
On October 21, 2019, Puerto Rico's House of Representatives unanimously passed Concurrent Resolution 114 (which was subsequently passed by the Puerto Rico Senate on November 7,

| Ambac Financial Group, Inc. 32 2019 FORM 10-K |

2019) which rejected the Initial POA due to its proposed 8.5% cut to the pensions of retired public workers. The resolution states that the Puerto Rico legislature will not approve any legislation that may be required to implement the Initial POA and authorizes the Speaker of the House and the Senate President to take the actions they deem pertinent, as well as the use of the resources of the Legislative Assembly, to defend against those actions of the Oversight Board that are detrimental to the best interests of Puerto Ricans.
On February 28, 2020, the Oversight Board filed an amended disclosure statement and amended plan of adjustment (the “Amended POA”) to restructure $35 billion of debt and other claims against the Commonwealth of Puerto Rico, PBA, and ERS, as well as more than $50 billion in pension liabilities. The Amended POA would reduce Commonwealth debt and other claims from $35 billion to less than $11 billion, a 70% cut. The Amended POA would reduce the Commonwealth’s annual debt service by 56%. Treatment for pension claims is the same as contained in the Initial POA, which is a reduction in pension payments by as much as 8.5% for retirees who currently receive at least $1,200 a month, such that 60% of retirees would not face any cuts, and the establishment of a pension reserve fund to help support retirement payments in future years.
The Amended POA, as is, disproportionately disadvantages claims related to the Commonwealth revenue bonds, including those insured by Ambac Assurance. The Amended POA provides for estimated recovery of 3.9% on claims against the Commonwealth related to PRHTA bonds, Puerto Rico Infrastructure Financing Authority (PRIFA) Special Tax Revenue (Rum Tax) bonds, and Puerto Rico Convention Center District Authority (PRCCDA) bonds. It is unknown if and how the Amended POA may be modified or what the final adjustments will be to the obligations of Commonwealth instrumentalities addressed in the Amended POA. However, if the Amended POA were confirmed in its current form, Ambac's financial condition would suffer a material negative impact. Refer to Note 7. Financial Guarantee Insurance Contracts, in this Form 10-K located in Part II. Item 8 for the possible increase in loss reserves under stress or other adverse conditions, including the impact of the Amended POA. There can be no assurance that losses may not exceed such estimates.
Mediation
On November 27, 2019, the court-appointed mediation team (the "Mediation Team") filed an interim report and set of recommendations regarding the scheduling and sequencing of litigation matters. In the report, the Mediation Team provided an update on the status of mediation stating the Oversight Board, "...the Government of Puerto Rico, and various creditor parties...have been and remain engaged in substantive, and delicately poised, negotiations facilitated by the Mediation Team regarding the terms of a possible amended Plan of Adjustment that would be acceptable to those creditors. If successful, these negotiations could result in the filing of an amended Plan of Adjustment that differs from, and has materially more creditor support than, the current Plan [of Adjustment]."
On February 9, 2020, the Oversight Board announced it reached an agreement in principle ("Plan Support Agreement") with certain creditors supporting the restructuring of the Commonwealth's

General Obligation and PBA debt, and intended to file the Amended POA reflecting the terms of this agreement.
On February 10, 2020, following the Oversight Board's announcement regarding the Plan Support Agreement, the Mediation Team filed a report with the Title III court recommending a schedule for continuation of certain litigation matters and recommending that other litigation matters be stayed while the Oversight Board pursued confirmation of the Amended POA. The court has not yet ruled on these recommendations. The status, timing and subject of any subsequent or future mediation discussion has not yet been publicly disclosed.
No assurances can be given that negotiations will be successfully concluded, that Commonwealth, Oversight Board and creditor parties will reach definitive agreements on debt restructurings, that any additional negotiated transaction, debt restructuring, definitive agreement or Plan of Adjustment will be approved by the court and completed, or that any transaction or Plan of Adjustment will not have an adverse impact on Ambac's financial conditions or results.
Federal Aid
The Commonwealth of Puerto Rico is projected to benefit from over $45 billion of federal disaster aid for infrastructure improvement initiatives or recovery efforts, as a result of the damage cause by hurricanes Irma and Maria as well as the earthquakes that began in late December 2019. More than $20 billion of Community Development Block Grants (CDBG) was appropriated by Congress for Puerto Rico for reconstruction following Hurricane Maria, but to date very little has been drawn down. The Department of Housing and Urban Development (HUD), which administers the CDBG program, recently approved release of a second tranche of CDBG funds totaling $8.2 billion, which brings the total amount available for drawdown to nearly $10 billion (an additional roughly $10 billion has not yet been approved by HUD for release).
In order to ensure federal taxpayer dollars are spent effectively and efficiently, HUD has conditioned release of the $8.2 billion on various requirements that Puerto Rico must meet. Governor Wanda Vasquez has agreed to these requirements, which includes a prohibition on any of the funds from being used to rebuild the electric grid until (and unless) HUD publishes additional requirements on such spending; overturns an executive order establishing a $15 minimum wage for government construction projects using CDBG; requires greater Puerto Rico to provide greater transparency and implement enhanced financial controls; and requires CDFBG spending plans to be submitted to the Oversight Board for determination that they are in accordance with its certified budgets and fiscal plans. Consequently, it is anticipated that drawdown of funds will begin soon. HUD has also appointed a federal monitor to oversee use of CDBG funds.
In addition to CDBG and several billion in additional federal Medicaid money for Puerto Rico that was recently approved, Puerto Rico is receiving additional federal assistance in the wake of the earthquakes that have occurred on parts of the island through FEMA. In addition, it is possible that Congress will appropriate more federal funds to Puerto Rico. The House of Representatives has passed legislation providing $4.7 billion (most of which is CDBG as well as highway funds) but the Senate has not taken that

| Ambac Financial Group, Inc. 33 2019 FORM 10-K |

legislation up yet, and the White House has threatened to veto the legislation in its current form.
While these federal funds are expected to support economic recovery and growth in Puerto Rico, there can be no assurances as to the certainty, timing, usage, efficacy or magnitude of benefits to creditor outcomes related to disaster aid and ensuing economic growth, if any.
COFINA Debt Restructuring
On January 16-17, 2019, hearings for the confirmation of the COFINA Plan of Adjustment (the "COFINA POA") and the Commonwealth 9019 motion (to approve the settlement of the Commonwealth-COFINA dispute) were held. On February 4, 2019, the COFINA POA was confirmed and the Commonwealth 9019 motion was approved by Judge Laura Taylor Swain of the U.S. District Court for the District of Puerto Rico. On February 12, 2019, the COFINA POA went effective, concurrent with the completion of the commutation described above in the "Executive Summary" section of this Management Discussion and Analysis. As a result, Ambac Assurance's insured COFINA bond exposure decreased by $620 million net par to approximately $185 million net par. Subsequent redemptions of obligations of the COFINA Class 2 Trust brought COFINA net par outstanding down to $101 million as of December 31, 2019.
Ambac Assurance's remaining policy obligation of $101 million net par is an asset of the COFINA Class 2 Trust, which holds a ratable distribution of cash and new COFINA bonds, which can be used to partially offset Ambac’s remaining insurance liability.
Several parties are presently appealing the confirmation of the POA and no assurances can be given regarding the results of such appeals. At this time, it is unclear what impact the COFINA restructuring will have on the prospective recoveries of Ambac Assurance's other insured Puerto Rico instrumentalities.
Other Developments
On February 15, 2019, the United States Court of Appeals for the First Circuit issued an opinion in the consolidated appeals brought by certain parties who argued that the members of the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board") were appointed in violation of the U.S. Constitution’s Appointments Clause. The First Circuit ruled that the Oversight Board members (other than the ex-officio Member) must be, and were not, appointed in compliance with the Appointments Clause. The First Circuit declined to dismiss the Oversight Board’s Title III petitions, did not render ineffective any otherwise valid actions of the Oversight Board prior to the issuance of the ruling and stayed its ruling until the Supreme Court rendered a decision in the case.
On June 18, 2019, President Trump sent to the U.S. Senate for confirmation the nominations of the seven members of the Oversight Board for the remainder of their term. It is unclear if and when President Trump will send new nominations to the U.S. Senate following the Oversight Board term expiration on August

30, 2019.
The Supreme Court heard argument on October 15, 2019. It is unclear how the Supreme Court will rule and how the ruling will impact the restructuring process, mediation discussions and relevant litigation with respect to Ambac-insured Puerto Rico exposures.
Ambac Title III Litigation Update
Ambac Assurance is party to a number of litigations related to its Puerto Rico exposures, and actively participates in the Commonwealth’s Title III proceedings before the United States District Court for the District of Puerto Rico.
The Oversight Board has filed five adversary proceedings related to Ambac Assurance’s Puerto Rico exposures within the Title III cases. Ambac Assurance has several active matters before the District Court within the Commonwealth’s Title III case, including motions seeking a determination that the automatic stay does not apply to certain actions Ambac Assurance contemplates taking with respect to the pledged revenues from PRIFA, PRHTA, and PRCCDA, or that any such stay should be lifted for cause. Four litigations are COFINA-related cases that have been, or will soon be, dismissed by operation of the COFINA POA that was confirmed on February 4, 2019, and became effective on February 12, 2019. Several parties are presently appealing the confirmation of the COFINA POA. A fifth is another COFINA-related case that had been stayed pending resolution of an interpleader action related to COFINA funds, but which will be permitted to proceed by operation of the POA now that the interpleader action has been resolved. A number of other Puerto Rico-related litigations predating the Title III cases are stayed under Title III of PROMESA and certain other matters within the Title III cases are stayed as well. Ambac is unable to predict when and how the issues raised in these cases (other than those already dismissed by operation of the COFINA POA) will be resolved. If Ambac Assurance is unsuccessful in any of these proceedings, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a material negative impact.
Refer to Note 17. Commitments and Contingencies to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K, for further information about Ambac's litigation relating to Puerto Rico.
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the year ended December 31, 2019, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $250 million, which was significantly impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition.

| Ambac Financial Group, Inc. 34 2019 FORM 10-K |

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

($ in millions)	Range of Maturity	Ambac Ratings (1)	Net Par Outstanding (2)	Net Par and Interest Outstanding (3)(8)	Ever-to-Date Net Claims Paid(4)
Exposures Subject to Priority Debt Provision (5)
PR Highways and Transportation Authority (1968 Resolution - Highway Revenue) (6)	2021-2027	BIG	$4	$10	$23
PR Highways and Transportation Authority (1998 Resolution - Senior Lien Transportation Revenue) (6)	2020-2042	BIG	405	677	106
PR Infrastructure Financing Authority (Special Tax Revenue) (7)	2020-2044	BIG	404	903	172
PR Convention Center District Authority (Hotel Occupancy Tax)	2020-2031	BIG	100	146	49
Total			913	1,736	350
Exposures Not Subject to Priority Debt Provision
Commonwealth of Puerto Rico - General Obligation Bonds	2020-2023	BIG	25	27	41
PR Public Buildings Authority - Guaranteed by the Commonwealth of Puerto Rico	2020-2035	BIG	84	150	79
PR Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	2047-2054	BIG	101	900	37
Total			210	1,077	157
Total Net Exposure to The Commonwealth of Puerto Rico and Related Entities			$1,123	$2,813	$507

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

(2)
Net Par includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Accretion of the capital appreciation bonds would increase the related net par by $220 at December 31, 2019.

(3)
Net Par and Interest Outstanding ("P&I") represents the total insured future debt service remaining over the lifetime of the bonds. P&I for capital appreciation bonds does not represent the accreted amount as noted in footnote (2) but rather the amount due at respective maturity dates.

(4)	In addition to ever-to-date net claims paid, Ambac made net claim payments of $23 in January 2020.

(5)
Commonly known as "clawback," provision pursuant to Section 8 of Article VI of the Constitution of the Commonwealth of Puerto Rico. Under this provision, in the event Commonwealth available revenues and any surplus for any fiscal year are insufficient to meet the appropriations made for that year, interest on the public debt and amortization thereof shall first be paid and other disbursements, including debt service on the obligations subject to such provision as described above (to the extent payable from such revenues), shall thereafter be made in accordance with the order of priorities established by law.  These exposures are also subject to Act No. 5-2017, as amended, also known as the Financial Emergency and Fiscal Responsibility Act of 2017, which declares an emergency period that has been subsequently re-extended until June 30, 2020, from its prior December 31, 2019, deadline.   Pursuant to Act 5-2017, all executive orders issued under Act No. 21-2016 (as amended, known as the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act), shall continue in full force and effect until amended, rescinded or superseded.

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

(8)
Net Par and Interest Outstanding excludes the effects of a 10% current interest rate on $60 net par of PR Public Building Authority ("PBA") bonds with a maturity date of July 1, 2035, resulting from the absence of a remarketing. Should a remarketing not occur before the maturity of the bonds, the Net Par and Interest Outstanding for PBA exposure would increase by $42.

U.S. Structured Finance Portfolio
Ambac’s portfolio of U.S. structured finance exposures is $7,508 million, representing 20% of Ambac’s net par outstanding as of December 31, 2019, and a 25% reduction from the amount outstanding at December 31, 2018. This reduction in exposure was primarily related to residential mortgage-backed securities ("RMBS") policies, which continued to prepay; claims presented on insured RMBS bonds; commutations and clean-up calls of certain RMBS transactions, with less than 10% of their original mortgage pool balances remaining and the commutation of $900 million of Ambac UK's exposure to Ballantyne Re Plc, as discussed further below.
Current insured exposures include securitizations of mortgage loans, home equity loans, student loans, leases, operating assets, collateralized loan obligations (“CLO”), and other asset-backed financings, in each case where the majority of the underlying collateral risk is situated in the United States. Additionally, Ambac’s structured finance insured portfolio includes secured and

| Ambac Financial Group, Inc. 35 2019 FORM 10-K |

unsecured debt issued by investor-owned utilities. It also includes structured insurance transactions, including transactions providing insurance on the notes of trusts that were established in connection with the reinsurance of defined blocks of life insurance and that were used to fund regulatory reserves associated with level premium term life insurance policies (commonly referred to as Regulation XXX reserves).
See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2019.
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
Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions that contain risks to first and second lien mortgages. Ambac's total net par exposure to RMBS at December 31, 2019, was approximately $4,423 million ($2,572 million, $1,720 million, $130 million are first lien, second lien and other respectively), a decrease of 20% during 2019. At December 31, 2019, 87% of RMBS net par exposure relates to securitizations issued during 2005 through 2007.
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
The Restructuring was commenced by Ballantyne on April 25, 2019 and was implemented through an Irish scheme of arrangement (the "Arrangement") under Part 9 of the Irish Companies Act 2014 which required the consent of the requisite majorities of the relevant Class A Noteholders at each Arrangement meeting. The Arrangement was approved on June 17, 2019, and the Restructuring was implemented on the terms proposed.
The key features of the Restructuring were as follows:

•	the novation of the indemnity reinsurance agreement between Ballantyne and SLD dated November 19, 2008, (as amended) to SRLHA (the "Novation");

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
International Finance Insured Portfolio
Ambac’s portfolio of international finance insured exposures is $12,857 million, representing 34% of Ambac’s net par outstanding as of December 31, 2019, and a 5% reduction from the amount outstanding at December 31, 2018. This reduction in exposure was primarily the result of policy terminations within asset-backed securities and investor-owned utilities partially offset by a weakening of the US dollar versus the British pound. Ambac’s international finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, asset-securitizations, utility obligations, whole business securitizations (e.g., securitizations of substantially all of the operating assets of a corporation) and sub-sovereign credit. Ambac has no insured exposure related to emerging markets. See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2019.
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
Ambac UK, which is regulated in the United Kingdom (“UK”), had been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the UK and the European Union

| Ambac Financial Group, Inc. 36 2019 FORM 10-K |

with $11,862 million net par outstanding in those markets at December 31, 2019. The portfolio of insured exposures underwritten by Ambac UK is financially supported exclusively by the assets of Ambac UK and no capital support arrangements are in place with any other Ambac affiliate.
Other European Union Exposures (“EU”)
Ambac's international net par exposures are principally in the United Kingdom ($10,593 million); however, we also have exposures with credit risk based in various other EU member states, including Austria, France, Germany and Italy ($1,756 million).  Italy, with net par exposure of $767 million, in particular has experienced economic, fiscal and political strains since the 2008 global financial crisis such that the likelihood of default on an insured sub-sovereign obligation in that country is higher than when the policy was underwritten.
Ambac does not guarantee any sovereign bonds of the above EU countries.
Brexit:
In March 2017 the UK government gave the European Union (“EU”) formal notification of its intention to leave the EU (“Brexit”). In January 2020 the UK Government and EU ratified the terms of a legal binding treaty ("Withdrawal Agreement") setting out the terms of a transition period to apply to the UK until December 31, 2020. The effect of the withdrawal agreement is to retain the rights and obligations between the UK and the EU from the date of the UK's exit from the EU on January 31, 2020 ("Exit Day") to the end of this transition period.
The UK and EU are currently negotiating a free trade agreement which is expected to come into force at the end of the transition period. It is currently unclear what regulations may apply to the activities in the EEA of passporting insurers as part of this free trade agreement. They may lose their legal authorization to serve clients who benefit from policies issued by a UK incorporated insurer under freedom of services and freedom of establishment passporting rights (and thereby maybe unable to legally collect premiums or pay claims) and if they have branches in EEA Member States they may be legally obliged to close them down and no longer be legally represented in those jurisdictions.
However on February 19, 2019, the European Insurance and Occupational Pensions Authority (“EIOPA”) made a series of recommendations to EU insurance regulators in light of Brexit.  These recommendations include the recommendation that regulatory authorities apply legal frameworks that facilitate the orderly run off (without time limit) of branch operations and of insurance policies issued in EEA member states by UK insurers prior to Exit Day that terminate after this date.   The recommendations will require to be incorporated into EEA member states legal and regulatory frameworks in an appropriate manner to bring them into effect.  If introduced as expected, these measures will retain Ambac UK's right to collect premium and pay claims on policies issued under EU passporting rights.
As of December 31, 2019 Ambac UK's insured portfolio included 4 financial guarantee obligations with a gross par outstanding of

$1,407 million issued under EU passporting rules.
Additional Insured Portfolio Information
Average Life of Insured Portfolio
Ambac underwrote and priced financial guarantees based on the assumption that the guarantees would remain in force until the maturity of the underlying bonds. Ambac estimates that the average life of its guarantees on par in force at December 31, 2019 is approximately 10 years. The average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for non-contractual reductions, refundings or terminations of insured issues. RMBS policies incorporate assumptions on expected prepayments over the remaining life of the insured obligation.
The following table depicts amortization of existing guaranteed net par outstanding:

Net Par Outstanding Amortization (1) ($ in millions)	Estimated Net Amortization
2020	$3,092
2021	2,857
2022	2,750
2023	1,749
2024	2,107

2020-2024	$12,555
2025-2029	7,755
2030-2034	5,996
2035-2039	7,834
After 2039	3,878
Total	$38,018

(1)
Depicts amortization of existing guaranteed portfolio, assuming no advance refundings, as of December 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay guaranteed obligations.

| Ambac Financial Group, Inc. 37 2019 FORM 10-K |

Geographic Area
The following table sets forth the geographic distribution of Ambac's existing guaranteed net par outstanding as of December 31, 2019:

Geographic Area ($ in millions)	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
Domestic:
Mortgage and asset-backed (1)	$4,531	11.9%
California	2,556	6.7%
Colorado	2,396	6.3%
New York	2,331	6.1%
New Jersey	1,487	3.9%
Texas	1,289	3.4%
Puerto Rico	1,123	3.0%
Pennsylvania	916	2.4%
Washington	833	2.2%
Florida	754	2.0%
Illinois	709	1.9%
Other domestic	6,236	16.4%
Total Domestic	25,161	66.2%
International:
United Kingdom	10,593	27.9%
Italy	767	2.0%
Austria	674	1.8%
Australia	382	1.0%
France	303	0.8%
Other international (2)	138	0.4%
Total International Finance	12,857	33.8%
Total	$38,018	100.0%

(1)
Mortgage and asset-backed obligations includes guarantees with multiple locations of risk within the United States and is primarily comprised of residential mortgage and commercial asset-backed securitizations.

(2)	Other international may include components of U.S. exposure.
Exposure Currency
The table below shows the distribution by currency of Ambac's existing guaranteed net par outstanding as of December 31, 2019:

Currency ($ in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars	Percentage of Net Par Amount Outstanding
U.S. Dollars		$25,559	$25,559	67.2%
British Pounds		£7,813	10,344	27.2%
Euros		€1,545	1,733	4.6%
Australian Dollars	A$	545	382	1.0%
Total			$38,018	100.0%
Ratings Distribution
The following tables provide a rating distribution of existing net par outstanding based upon internal Ambac credit ratings at December 31, 2019 and 2018 and a distribution by bond type of

Ambac's below investment grade ("BIG") net par exposures at December 31, 2019 and 2018. BIG is defined as those exposures with an internal credit rating below BBB-:

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

| Ambac Financial Group, Inc. 38 2019 FORM 10-K |

Summary of Below Investment Grade Exposure:

	Net Par Outstanding - December 31,
Bond Type ($ in millions)	2019	2018
Public Finance:
Lease and tax-backed (1)	$1,109	$2,025
General obligation (1)	525	434
Housing (2)	311	314
Transportation	27	378
Health care	—	25
Other	42	146
Total Public Finance	2,014	3,322
Structured Finance:
RMBS	3,362	4,205
Structured Insurance	—	900
Student loans	620	714
Other	33	53
Total Structured Finance	4,015	5,872
International Finance:
Other	1,455	924
Total International Finance	1,455	924
Total	$7,484	$10,118

(1)
Lease and tax-backed includes $1,014 and $1,735 of Puerto Rico net par at December 31, 2019 and 2018, respectively. General obligation includes $109 and $145 of Puerto Rico net par at December 31, 2019 and 2018, respectively. Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Includes $311 and $314 of military housing net par at December 31, 2019 and 2018, respectively.
The decrease in below investment grade exposures is primarily due to (i) the commutation or restructuring of certain structured insurance, lease and tax-backed and transportation transactions (including the Ballantyne and COFINA commutations), (ii) paydowns or calls by issuers, mostly related to residential mortgage-backed and other asset-backed securities, and (iii) a termination of an international aircraft asset-backed transaction. This decrease is offset by the addition of an Italian sub-sovereign exposure. Despite the decrease in below investment grade exposures, such exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt and therefore Ambac is subject to the risk that its insured portfolio will increasingly become concentrated in higher risk below investment grade exposures. This risk may result in greater volatility in our results from operations and have adverse effects on our financial condition.
Ceded Reinsurance
Ambac Assurance has reinsurance in place pursuant to surplus share treaties and facultative agreements. As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under these reinsurance agreements. For exposures reinsured, Ambac Assurance generally withholds a ceding commission to defray its underwriting and operating expenses. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to $124 million from its reinsurers at December 31, 2019. As of December 31, 2019, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $5,890 million, with the largest reinsurer accounting for $2,746 million or 6.3% of gross par outstanding at December 31, 2019.
The following table shows the distribution, by bond type, of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2019:

Bond Type ($ in millions)	Ceded Par Amount Outstanding	% of Gross Par Ceded
Public Finance:
General obligation	$1,571	34%
Lease and tax-backed revenue	1,422	22%
Housing revenue	945	14%
Transportation revenue	564	40%
Utility revenue	249	25%
Higher education	182	17%
Other	102	14%
Total Public Finance	5,035	22%
Structured Finance:
Student loan	281	27%
Investor-owned utilities	225	12%
Structured insurance	147	27%
Asset-backed and other	106	49%
Mortgage-backed and home equity	49	1%
Total Structured Finance	808	10%
Total Domestic	5,843	19%
International Finance:
Investor-owned and public utilities	24	1%
Transportation	22	1%
Asset-backed	1	—%
Total International Finance	47	—%
Total	$5,890	13%

RESULTS OF OPERATIONS
The following discussion should be read along with the financial statements included in this Form 10-K, as well as Part II, "Item 7, Management's Discussion and Analysis's of Financial Condition and Results of Operations" of our Form 10-K for the year ended December 31, 2018, which provides additional information on comparisons of years 2018 and 2017.
Certain amounts in the tables that follow may not add due to rounding.

| Ambac Financial Group, Inc. 39 2019 FORM 10-K |

($ in millions) Year Ended December 31,	2019	2018	2017
Revenues:
Net premiums earned	$66	$111	$175
Net investment income	227	273	361
Net other-than-temporary impairment losses	—	(3)	(20)
Net realized investment gains (losses)	81	112	5
Net gains (losses) on derivative contracts	(50)	7	76
Other income (expense) (2)	134	8	5
Income (loss) on variable interest entities	38	3	20
Expenses:
Losses and loss expenses (benefit)	13	(224)	513
Insurance intangible amortization	295	107	151
Operating expenses	103	112	122
Interest expense	269	242	120
Provision for income taxes	32	5	44
Net income (loss)	(216)	267	(329)
Less: exchange of auction market preferred shares (1)	—	82	—
Net income (loss) attributable to common stockholders	$(216)	$186	$(329)

(1)
In connection with the AMPS Exchange, the difference between the fair value of consideration provided to AMPS holders and the carrying amount of the AMPS has been reflected as a reduction to Net income attributable to common stockholders in 2018 for approximately $82. Refer to Note 1. Background and Business Description for a discussion of the AMPS Exchange.

(2)
2019 includes proceeds received in connection with an SEC action against Citigroup Global Markets Inc. in the amount of $142 million. 2018 and 2017 include net realized gains on extinguishment of debt.

During 2018 and 2019, Ambac executed on a number of restructuring / commutation transactions that had significant impacts to the consolidated results of operations. As described further below, the completion of the these transactions, including the related changes to invested assets, loss reserves and debt of the Company, had a significant impact on the comparability of the results of operation for the years ended December 31,2019 and 2018. The most significant transactions, which are more fully discussed in the "Financial Guarantees in Force" section of this Form 10-K were:
Rehabilitation Exit Transactions. On February 12, 2018, Ambac Assurance executed the Rehabilitation Exit Transactions under which Deferred Amounts (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) and a substantial portion of Ambac Assurance senior surplus notes were settled at a discount, with holders (other than Ambac) receiving in exchange, a consideration package of cash and debt securities.
Puerto Rico COFINA Plan of Adjustment ("POA"). On February 12, 2019, the POA, including certain related commutation transactions, and subsequent distributions, became effective, resulting in a significant reduction of Ambac Assurance's insured net par exposure to COFINA. Pursuant to the COFINA POA, approximately 75% of holders of Ambac Assurance-insured senior COFINA bonds (including Ambac) elected to commute their insurance policy.
Ballantyne Re plc ("Ballantyne") Restructuring. On April 25, 2019, Ballantyne commenced, under Irish law, a restructuring transaction ("Restructuring") in respect of its obligations, including obligations that were guaranteed by Ambac UK. The Arrangement was approved on June 17, 2019. With the successful implementation of the Restructuring, Ambac UK has ceased to have any exposure with respect to the obligations of Ballantyne.
The following paragraphs describe the consolidated results of operations of Ambac for 2019 and 2018. Some tables may not add due to rounding.
Net Premiums Earned. Net premiums earned primarily represent the amortization into income of insurance premiums. Net premiums earned for the year ended December 31, 2019, decreased by $45 million or 41% as compared to net premiums earned for the year ended December 31, 2018.
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
Normal net premiums earned are impacted by the following:

•	The runoff of the insured portfolio occurring through transaction terminations, calls and scheduled maturities, which reduce normal net premiums earned.

•
Pre-refundings of insured securities, primarily Public Finance transactions. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal net premiums earned will increase over the remaining period of the related policy.

•	New ceded reinsurance of insurance risk which reduces normal net premiums earned over the remaining period of the related policies.

•	Changes to allowance for uncollectible premiums on premium receivable asset.

•
The strengthening or weakening of the U.S. dollar relative to the British Pound since Ambac's wholly-owned UK subsidiary, Ambac UK, operates in the United Kingdom and the British Pound is its functional currency.

Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below, including a breakdown of net premiums earned by market:

| Ambac Financial Group, Inc. 40 2019 FORM 10-K |

($ in millions) Year Ended December 31,	2019	2018	2017
Public finance	$27	$37	$62
Structured finance	10	17	22
International finance	19	23	27
Total net normal premiums earned	$56	$77	$111
Public Finance	$25	$29	$47
Structured Finance	(7)	5	3
International Finance	(8)	1	15
Total net accelerated earnings	$10	$35	$65
Total net premiums earned	$66	$111	$175
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed income securities classified as available-for-sale, including investments in Ambac-insured securities. Investments in Ambac-insured securities are made opportunistically based on their risk/reward characteristics. As described further below, investment income from holdings of Ambac-insured securities (including Secured Notes issued by Ambac LSNI, LLC) for the periods presented have primarily been driven by restructuring transactions involving RMBS, Puerto Rico and Ballantyne bonds. Also, included in net investment income are net gains and (losses) on pooled investment funds and certain other investments that are either classified as trading securities with changes in fair value recognized in earnings or are reported under the equity method. These pooled investment funds and other investments are included in Other investments on the Consolidated Balance Sheets and consist primarily of pooled fund investments in diversified asset classes. For further information about investment funds held, refer to Note 10. Investments to the Consolidated Financial Statements, included in this Annual Report.
Net investment income from Ambac-insured securities, available for sale and short-term securities other than Ambac-insured and Other investments is summarized the table below:

($ in millions) Year Ended December 31,	2019	2018	2017
Securities available-for-sale: Ambac-insured (including Secured Notes)	$121	$220	$262
Securities available-for-sale and short-term other than Ambac-insured	75	51	76
Other investments (includes trading securities)	32	2	23
Net investment income	$227	$273	$361
Net investment income decreased $46 million for the year ended December 31, 2019 compared to 2018. The $99 million decrease in net investment income from Ambac-insured securities for 2019 compared to 2018 is due primarily to the reduced amount of Ambac-insured RMBS and COFINA bonds held following their restructuring transactions in February of 2018 and 2019, respectively. The impact of lower insured RMBS and COFINA bond holdings was partially offset by increased income from accelerated accretion on Ballantyne bonds in connection with the

Ballantyne restructuring in June 2019. Net investment income from Secured Notes was slightly lower in 2019 than 2018 as a result of early redemptions and AFG's divestiture of its holdings completed in early 2019.
Net investment income from available-for-sale securities other than Ambac-insured increased $24 million in 2019, reflecting the effects of uninsured COFINA bonds received under the POA; higher allocations towards other non-insured bonds including investment grade corporates, CMBS and CLOs; and higher interest rates on short-term positions.
Net investment income from Other investments increased $30 million from 2018, due to strong equity and credit market performance, including gains on investments in high-yield and an asset-backed focused hedge fund by Ambac Assurance as well as gains on investments in high yield funds held by Ambac UK. Additionally, 2018 included losses on hedge fund, equity and insurance linked-security fund investments of Ambac UK.
Net Other-Than-Temporary Impairment Losses. Net other-than-temporary impairment losses recorded in earnings include only credit related impairment amounts on securities to the extent management does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the amortized cost basis. Non-credit related impairment amounts are recorded in other comprehensive income (loss). Alternatively, non-credit related impairment is reported through earnings as part of net other-than-temporary impairment losses if management intends to sell securities or it is more likely than not that the Company will be required to sell before recovery of amortized cost less any current period credit impairment.
Net other-than-temporary impairments for the year ended December 31, 2019 related to management's intent to sell securities. Net other-than-temporary impairments for the year ended December 31, 2018 related to credit losses on certain securities and to management’s intent to sell securities.
Net Realized Investment Gains. The following table provides a breakdown of net realized gains, for the periods presented:

($ in millions) Year Ended December 31,	2019	2018	2017
Net gains on securities sold or called	$59	$105	$10
Foreign exchange gains (losses)	22	7	(5)
Total net realized gains	$81	$112	$5
Net realized gains on securities sold or called during the year ended December 31, 2019 included $50 million of net gains arising directly or indirectly from the COFINA restructuring, including sales of Ambac-insured COFINA bonds and sales of new uninsured COFINA bonds received in the restructuring. Also included in realized gains for the year ended December 31, 2019 are $23 million of realized foreign exchange gains arising from the settlement of Ballantyne bonds held in the investment portfolio.
Net gains during the year ended December 31, 2018 were primarily from sales of Ambac-insured RMBS. Additionally, 2018 gains included a $27 million recovery from a class-action settlement
| Ambac Financial Group, Inc. 41 2019 FORM 10-K |

relating to certain RMBS securities previously held in the investment portfolio.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts includes results from the Company's interest rate derivatives portfolio and its legacy credit derivative positions as presented in the following table:

($ in millions) Year Ended December 31,	2019	2018	2017
Net gains (losses) on interest rate derivatives	$(51)	$7	$60
Net gains (losses) on credit derivatives	2	(1)	16
Total net gains (losses)	$(50)	$7	$76
The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. Results in Net gain (loss) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the net liability position of the portfolio, and the impact of counterparty credit adjustments as discussed below.
Net losses on interest rate derivatives for the year ended December 31, 2019 were $51 million, compared to the net gain of $7 million for the year ended December 31, 2018. The net loss for the year ended December 31, 2019, reflects declines in forward interest rates, partially offset by negative net carrying costs driven by the partially inverted yield curve in place for most of the year. Net gains for 2018 were primarily the result of rising forward interest rates offset by carrying costs.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in losses within Net gain (loss) on interest rate derivatives of $(2) million in both 2019 and 2018.
The net gain/(loss) from change in fair value of credit derivatives for the year ended December 31, 2019 was a gain of $2 million, as compared to the loss of $(1) million for the year ended December 31, 2018. Changes in fair value of credit derivatives are driven by price changes on the underlying reference obligations of remaining legacy positions plus continued accretion of fees.
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $0 million for the year ended December 31, 2019, compared to gains of $3 million for the year ended December 31, 2018. The gains for the year ended December 31, 2018 related to surplus notes received by Ambac Assurance in settlement of Deferred Amounts held in its investment portfolio in connection with the Rehabilitation Exit Transactions.
Income (loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating VIEs during the periods reported. Generally, the

Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities. In consolidation, assets and liabilities of the VIEs are initially reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by AFG’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation. Additionally, terminations or other changes to Ambac's financial guarantee insurance policies that impact projected cash flows between a consolidated VIE and Ambac could result in gains or losses, even if such policy changes do not result in deconsolidation of the VIE.
Income (loss) on variable interest entities was $38 million and $3 million for the years ended December 31, 2019 and 2018, respectively.

•
Income on variable interest entities for the year ended December 31, 2019, was driven by the impact of a VIE created in connection with the restructuring of Puerto Rico COFINA debt. Under the restructuring, Ambac-insured COFINA bonds that were not commuted were deposited into a newly formed trust called the COFINA Class 2 Trust ("COFINA Trust"), which Ambac has determined must be consolidated. Refer to Part II, Item 7, “Management's Discussion and Analysis — Financial Guarantees in Force" in this report on Form 10-K for further discussion of the COFINA Debt Restructuring. Income from COFINA Trust for the the year ended December 31, 2019, was $26 million, including $15 million from consolidation and $13 million from realized investment gains on sales of assets from the trust used for early redemptions of debt, partially offset by net interest expense and fees. Income for the year ended December 31, 2019, also included a gain on the fair value of net assets of a VIE arising from an increase in projected cash flows on the VIE's assets related to higher financial guarantee insurance premiums. Results for 2019 also included a loss of $2 million from deconsolidation of a VIE.

•
Income on variable interest entities for the year ended December 31, 2018, included gains of $2 million on deconsolidation of VIEs as a result of financial guarantee policy terminations and discount accretion on remaining VIE net assets.

Refer to Note 3. Variable Interest Entities to the Consolidated Financial Statements included in this Form 10-K for further information on the accounting for VIEs.
Other income (expense). Other income (expense) includes various fees, primarily consent and waiver fees, as well as foreign exchange gains/(losses) unrelated to investments or loss reserves. Other income also includes proceeds received by Ambac Assurance in September 2019 in connection with an SEC action against Citigroup Global Markets Inc. in the amount of $142 million. For

| Ambac Financial Group, Inc. 42 2019 FORM 10-K |

the year ended December 31, 2018, other income (expense) included foreign exchange gains and amortization of fee income.
Losses and Loss Expenses (Benefit). Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Losses and loss expenses for the year ended December 31, 2018, included interest on Deferred Amounts pursuant to the Segregated Account Rehabilitation Plan (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) that were discharged on February 12, 2018.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties described herein. Ambac does not estimate an RMBS R&W subrogation recovery where its sole claim is for fraudulent inducement. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded RMBS R&W subrogation recoveries, net of reinsurance, of $1,702 million and $1,744 million at December 31, 2019 and 2018, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information regarding the estimation process for RMBS R&W subrogation recoveries.
Losses and loss expenses (benefit) for the year ended December 31, 2019 and 2018 were $13 million and $(224) million, respectively. The following table provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

($ in millions) Year Ended December 31,	2019	2018	2017
RMBS (1)	$(93)	$(8)	$(41)
Domestic Public Finance	250	37	476
Student Loans	(17)	(4)	25
Ambac UK and Other Credits	(127)	19	(125)
Interest on Deferred Amounts	—	21	178
Discount on Rehabilitation Exit Transaction	—	(288)	—
Totals (2)	$13	$(224)	$513

(1)	The loss and loss expense (benefit) associated with changes in estimated representation and warranties for the year ended December 31, 2019 and 2018 was $42 and $62, respectively.

(2)	Includes loss expenses incurred of $78 and $92 for the year ended December 31, 2019 and 2018, respectively.

Losses and loss expenses for 2019 were driven by the following:

•	Higher projected losses in domestic public finance driven mostly by lower discount rates and additions to Puerto Rico loss reserves, partially offset by;

•	Favorable development within Ambac UK and Other Credits primarily due to the Ballantyne commutation;

•
Favorable RMBS development as a result of credit improvement, the impact on excess spread from declines in interest rates and a trustee settlement related to Lehman sponsored transactions, partially offset by RMBS R&W litigation loss expenses incurred and a reduction to estimated RMBS R&W subrogation recoveries.

Losses and loss expenses for 2018 were driven by the following:

•	Discount achieved pursuant to the Rehabilitation Exit Transactions, partially offset by interest on Deferred Amounts through the Rehabilitation Exit Transactions effective date;

•	Higher projected losses in domestic public finance largely driven by Military Housing loss expenses incurred and adverse development on a certain general obligation and transportation risks;

•	Favorable RMBS credit development, which was more than offset by a decrease in RMBS R&W subrogation recoveries and loss expenses incurred;

•
$15 million of foreign exchange losses related to Ambac UK loss reserves denominated in currencies other than its functional currency of British Pounds, resulting in incurred losses (gains) when the British Pound depreciates (appreciates).

Insurance Intangible Amortization. Insurance intangible amortization was $295 million and $107 million for the years ended December 31, 2019 and 2018, respectively. The increase in intangible amortization for the year ended December 31, 2019, compared to 2018, is primarily due to accelerated amortization as a result of the Ballantyne commutation that occurred in 2019.
Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides details of operating expenses for the periods presented:

($ in millions) Year Ended December 31,	2019	2018	2017
Compensation	$58	$55	$54
Non-compensation	44	56	68
Gross operating expenses	103	111	122
Reinsurance commissions, net	—	1	—
Total operating expenses	$103	$112	$122

Gross operating expenses for the year ended December 31, 2019 are $103 million, a decrease of $9 million from gross operating expenses for the year ended December 31, 2018. The decrease was primarily due to the following:

•	Lower non-compensation costs primarily due to reduced advisory costs of $15 million, of which $5 million relates to

| Ambac Financial Group, Inc. 43 2019 FORM 10-K |

services provided for the benefit of OCI; partially offset by increased premises costs of $3 million, primarily due to the extinguishment of lease reducing Junior Surplus Notes which previously reduced rent expense.

•
Higher compensation costs related to higher incentive compensation driven by (i) improvements in performance metrics, mostly related to Ambac UK incentive compensation and (ii) higher severance and post employment costs related to staff right-sizing.

With the conclusion of the Segregated Account rehabilitation, the duties of the Wisconsin Insurance Commissioner as rehabilitator of the Segregated Account have been discharged. Legal and consulting services provided for the benefit of OCI amounted to $2 million and $7 million for the years ended December 31, 2019 and 2018, respectively. Subsequent to the Segregated Account's exit from rehabilitation, advisory services for the benefit of OCI continue, but at a reduced level.
Interest Expense. Interest expense primarily includes accrued interest on the Ambac Note, Tier 2 Notes and surplus notes issued by Ambac Assurance. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

($ in millions) Year Ended December 31,	2019	2018	2017
Surplus notes (1)	$99	$80	$113
Ambac note	143	139	—
Tier 2 notes	26	22	2
Other	—	1	4
Total interest expense	$269	$242	$120

(1)	Includes junior surplus notes.

•
The increase in interest expense for the year ended December 31, 2019, compared to 2018 primarily reflects the higher average balance of surplus notes outstanding in 2019 and compounding of interest on surplus notes. Although the amount of surplus notes outstanding decreased in connection with the Rehabilitation Exit Transactions, the amount outstanding increased in the third quarter of 2018 due to surplus notes issued by Ambac Assurance in connection with the AMPS Exchange (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) and resales of notes by Ambac to the market.

•
Increased interest expense on the floating rate Ambac note was driven by higher reset rates in 2019 and the impact of the notes being outstanding for the full year, partially offset by optional redemptions and full amortization of deferred debt issuance costs through interest expense in 2018.

•
Interest expense increased on the Tier 2 notes due primarily to interest compounding. The increase in interest expense also reflects the impact of applying the level yield method on surplus notes and Tier 2 notes as the discount to the face value of the long-term debt accretes over time.

Surplus note principal and interest payments require the approval of OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted exceptional payments in connection with (a) increasing the percentage of deferred policy payments of the Segregated Account of Ambac Assurance from 25% to 45% in 2014 and (b) a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after consummation of the Rehabilitation Exit Transactions in 2018. Ambac Assurance has not requested to pay interest on any junior surplus notes since their issuance. Ambac Assurance may not receive approval from OCI to make payments as and when scheduled, including the payment of the surplus notes on their scheduled maturity date of June 7, 2020. If the OCI does not approve the making of any payment of principal of or interest on surplus notes on the scheduled payment date or scheduled maturity date thereof, the scheduled payment date or scheduled maturity date, as the case may be, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac Assurance is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $302 million and $146 million, respectively, at December 31, 2019.
Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2019 and 2018, was $32 million and $5 million, respectively. The income tax for the year ended December 31, 2019 and 2018, includes provisions for income tax due in respect of Ambac UK of $36 million and $5 million, respectively.
At December 31, 2019 the Company had approximately $3,535 million of U.S. Federal net ordinary operating loss carryforwards, including approximately $1,250 million at AFG and $2,285 million at Ambac Assurance.
LIQUIDITY AND CAPITAL RESOURCES
AFG Liquidity. AFG’s liquidity is dependent on its cash, investments, and net receivables, totaling $483 million as of December 31, 2019, and expense sharing and other arrangements with Ambac Assurance.

•
Pursuant to the amended and restated tax sharing agreement among AFG, Ambac Assurance and certain affiliates (the "Amended TSA"), Ambac Assurance is required to make payments ("tolling payments") to AFG with respect to the utilization of net operating loss carry-forwards (“NOLs”). AFG has accrued $28 million of tolling payments based on NOLs used by Ambac Assurance in 2017. In May 2018, AFG executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018.  AFG also agreed to defer the tolling payment for the use of net operating losses by Ambac Assurance in 2017 until such time as OCI consents to the payment.

| Ambac Financial Group, Inc. 44 2019 FORM 10-K |

•
Under an inter-company cost allocation agreement, AFG is reimbursed by Ambac Assurance for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 million per year to cover expenses not otherwise reimbursed. AFG has not accrued any receivable related to this payment as of December 31, 2019.

AFG's investments include securities directly and indirectly issued by Ambac Assurance some of which are eliminated in consolidation. Securities issued by Ambac Assurance are generally less liquid than investment grade and other traded investments.
It is highly unlikely that Ambac Assurance will be able to make dividend payments to AFG for the foreseeable future and therefore cash and investments and payments under the intercompany cost allocation agreement will be AFG’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” in this Annual Report on Form 10-K, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in this Annual Report on Form 10-K, for more information on dividend payment restrictions.
The principal uses of liquidity are the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac, and the making of investments, including securities issued or insured by Ambac Assurance. Future uses of liquidity may include the acquisition or capitalization of new businesses. Contingencies could cause material liquidity strains.

The following table includes aggregated information about contractual obligations for AFG and its subsidiaries at December 31, 2019, excluding variable interest entities consolidated as a result of Ambac Assurance’s and Ambac UK's financial guarantee contracts. These obligations include payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments under Ambac Assurance’s surplus notes, the Ambac Note, Tier 2 Notes and Ambac UK debt, and payments due under operating leases. The table and commentary below reflect scheduled payments and maturities based on the original payment terms specified in the underlying agreements and contracts, or expected required payment dates if earlier.

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Surplus note obligations(1)	$3,841	$851	$—	$—	$2,990
Ambac note obligations(2)	2,144	122	245	1,777	—
Tier 2 note obligations(3)	5,394	—	—	—	5,394
Ambac UK debt obligations(4)	41	—	—	—	41
Operating lease obligations(5)	46	4	9	9	24
Purchase obligations(6)	9	8	—	—	—
Postretirement benefits(7)	5	—	1	1	3
Loss and loss expenses(8)	2,434	159	139	172	1,964
Income taxes	—	—	—	—	—
Total	$13,914	$1,144	$394	$1,959	$10,416

(1)
Amounts on surplus notes (excluding junior surplus notes) include principal on their scheduled maturity date and interest on scheduled payment dates, including payment of previously deferred interest totaling $279 million on the next scheduled payment date of June 7, 2020. Also includes all principal and interest on junior surplus notes on the date all future and existing senior indebtedness of Ambac Assurance, policy and other priority claims against Ambac Assurance have been paid in full (included in the more than 5 years column). All payments of principal and interest on surplus notes are subject to the prior approval of the OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes annually from 2011 through 2019, although the OCI has permitted exceptional payments in connection with (a) increasing the percentage of deferred policy payments of the Segregated Account from 25% to 45% in 2014 and (b) a one-time payment of approximately six months of interest on the surplus notes outstanding immediately after the Rehabilitation Exit Transactions in 2018. Ambac Assurance may not receive approval from OCI to make payments as and when scheduled, including the payment of the surplus notes on their scheduled maturity date of June 7, 2020. If the OCI does not approve the making of any payment of principal of or interest on surplus notes on the scheduled payment date or scheduled maturity date thereof, the scheduled payment date or scheduled maturity date, as the case may be, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum.

(2)
Includes principal on Ambac Note as of December 31, 2019 to be paid on its legal maturity date of February 12, 2023, and scheduled interest payments. Interest amounts on this variable rate debt are projected at a rate of 6.95% which is based on the index rate in effect at the balance sheet date. These notes are subject to mandatory redemption provisions that could significantly accelerate the timing of required payments, as described further in Note 13. Long-Term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.

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

(4)	Includes principal on the zero coupon note payable on its legal maturity date of May 2, 2036.

(5)
Amount represents future lease payments on lease agreements existing as of December 31, 2019. Includes fixed costs, such as base rent, and estimated variable costs, such as real estate taxes and electricity.

| Ambac Financial Group, Inc. 45 2019 FORM 10-K |

(6)	Purchase obligations represent future expenditures for contractually scheduled fixed terms and amounts due for various technology-related maintenance agreements and other outside services.

(7)	Amount represents future payments relating to Ambac Assurance's postretirement medical reimbursements to current retirees over the next 10 years.

(8)
The timing of expected claim payments is based on deal specific cash flows, excluding expected recoveries. These deal specific cash flows are based on the expected cash flows of the underlying transactions. The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to the Loss Reserves section in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance policies; principal and interest payments from investments; sales of investments; proceeds from repayment of affiliate loans; and recoveries on claim payments, including from litigation and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity.
The principal uses of Ambac Assurance’s liquidity are the payment of operating and loss adjustment expenses, claims, commutation and related expense payments on insurance policies, ceded reinsurance premiums, principal and interest payments on the Ambac Note, surplus note principal and interest payments, Tier 2 Note payments, additional loans to affiliates, tolling payments due to AFG under the Amended TSA, and purchases of securities and other investments that may not be immediately converted into cash. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 13. Long-term Debt to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further discussion of the payment terms and conditions of the Tier 2 Notes.
Ambac Assurance's intercompany loans are with Ambac Financial Services ("AFS"). AFS uses interest rate derivatives (primarily interest rate swaps and US Treasury futures) as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac Assurance’s financial guarantee exposures. AFS's derivatives include, interest rate swaps previously provided to asset-backed issuers and other entities in connection with their financings. Ambac Assurance loans cash and securities to AFS as needed to fund payments under these derivative contracts, collateral posting requirements and operating expenses. Intercompany loans are governed by an established lending agreement with defined borrowing limits that has received non-disapproval from OCI.

Ambac Assurance manages its liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times.
Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling AFG (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” in this Annual Report on Form 10-K, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in this Annual Report on Form 10-K, for more information on dividend payment restrictions.
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
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

($ in million) Year Ended December 31,	2019	2018	2017
Cash provided by (used in):
Operating activities	$(311)	$(1,543)	$(221)
Investing activities	1,000	1,588	1,163
Financing activities	(691)	(585)	(412)
Effect of foreign exchange on cash and cash equivalents	—	—	(1)
Net cash flow	$(2)	$(541)	$529
Operating activities
The following represents the significant operating cash activities during the years ended December 31, 2019 and 2018:

•	During the year ended December 31, 2019, Ambac Assurance received $142 million in connection with an SEC settlement with Citigroup Global Markets Inc.

•	During the year ended December 31, 2019, Ambac made interest payments on the Ambac Note of $143 million. During

| Ambac Financial Group, Inc. 46 2019 FORM 10-K |

the year ended December 31, 2018, Ambac made interest payments on long-term debt of $143 million, including $11 million on surplus notes made in connection with the Rehabilitation Exit Transactions, $130 million on the Ambac Note and $2 million on the secured borrowing which was fully repaid in June 2018; and

•
Cash outflow in 2018 from the Rehabilitation Exit Transactions to third parties was $1,354 million of which $1,162 million is included in operating activities and $191 million is included in financing activities as it related to payments for surplus note principal;

•	Net loss and loss expenses paid, including commutation payments are detailed below:

($ in million) Year Ended December 31,	2019	2018	2017
Net losses paid (1)	$416	$344	$311
Net subrogation received	(168)	(140)	(244)
Net loss expenses paid	70	117	67
Net cash flow	$318	$321	$134

(1)	Net losses paid include commutation payments of $214, $87 and $21 for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	For the year ended December 31, 2019, subrogation received includes $36 of settlement proceeds related to Lehman sponsored RMBS transactions and $23 related to the COFINA Plan of Adjustment.

•	During the year ended December 31, 2019 and 2018 tax payments, primarily at Ambac UK, amounted to $21 million and $35 million, respectively.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim or commutation payments.
Financing Activities
Financing activities for the year ended December 31, 2019, included paydowns of Ambac Note of $178 million, paydowns of VIE debt obligations of $542 million, proceeds of $19 million from the re-issuance of 1,386 shares of Ambac owned AMPS and proceeds of $12 million from the issuance of Ambac UK debt in connection with the Ballantyne restructuring.
Financing activities for the year ended December 31, 2018, included proceeds from the issuance of Tier 2 notes of $240 million, paydowns of Ambac Note of $214 million, repayments of the Secured Borrowing of $74 million, payments for the extinguishment of surplus notes of $191 million (in connection with the Rehabilitation Exit Transactions) and paydowns of VIE debt obligations of $349 million.
Principal and interest due on the debt issued in connection with the Rehabilitation Exit Transactions as well as future payments on the remaining surplus notes will impact Ambac's future cash flows.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps with standardized derivative contracts,

including financial futures contracts, which contain collateral or margin requirements. Under these contracts, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled $121 million (cash and securities), including independent amounts, under these contracts at December 31, 2019.
Ambac Credit Products LLC (“ACP”) is not required to post collateral under any of its outstanding derivative contracts.
BALANCE SHEET
Total assets decreased by approximately $1,269 million from December 31, 2018 to $13,320 million at December 31, 2019, primarily due to lower VIE assets from the deconsolidation of a VIE during 2019 (causing a reduction in assets of $1,233 million) partially offset by the consolidation of another VIE (causing an increase in assets of $167 million) and increases from currency changes (strengthening of the British Pound). Other significant changes during 2019 were lower premium receivables and intangible assets from the continued runoff of the financial guarantee insurance portfolio, particularly the Ballantyne commutation, and lower invested assets due to claim payments and debt redemptions.
Total liabilities decreased by approximately $1,172 million from December 31, 2018 to $11,783 million as of December 31, 2019, primarily due to changes in VIEs consolidated as a result of financial guarantees provided by Ambac, as noted above. The net impact of these VIE changes to liabilities was a net decrease of $1,028 million. Other significant changes during 2019 were (i) lower unearned premiums from the runoff of the insured portfolio, (ii) lower loss reserves (from claim and commutation payments, including commutation payments on Ballantyne, and the elimination of loss reserves from the COFINA VIE consolidated), and (iii) lower long-term debt due to partial paydowns on the Ambac Note (net of of debt issued by Ambac UK of $12 million in connection with the Ballantyne commutation). Such declines are partially offset by an increases in accrued interest payable on long-term debt and increases in interest rate derivative obligations as a result of reductions in forward interest rates.
As of December 31, 2019, total stockholders’ equity was $1,536 million, compared with total stockholders’ equity of $1,633 million at December 31, 2018. This decrease was primarily driven by the net loss for 2019 partially offset by translation gains related to

| Ambac Financial Group, Inc. 47 2019 FORM 10-K |

Ambac's foreign subsidiaries and unrealized gains on investment securities.
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
Ambac Financial Group, Inc.'s investment portfolio's primary objective is to preserve capital and liquidity for strategic uses while maximizing income.
Refer to Note 10. Investments in this Form 10-K located in Part II. Item 8 for information about Ambac's consolidated investment portfolio. Ambac's investment polices and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at December 31, 2019 and 2018:

($ in millions) December 31,	2019	2018
Fixed income securities	$2,577	$3,116
Short-term	653	430
Other investments	478	391
Fixed income securities pledged as collateral	85	—
Total investments (1)	$3,792	$3,937

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £257 ($341) and €2 ($2) as of December 31, 2019 and £204 ($259) and €14 ($16) as of December 31, 2018.

Ambac invests in various asset classes in its fixed income securities portfolio, including securities covered by guarantees issued by Ambac Assurance and Ambac UK and other financial guarantors ("insured securities"). Other investments include diversified equity interests in pooled funds. Refer to Note 10. Investments in this 10-K located in Part II. Item 8 for information about insured securities by guarantor and fixed income and equity interests by asset class. The following table provides additional details of the composition of the fair value of other asset-backed securities at December 31, 2019 and 2018 by classification:

($ in millions) December 31,	2019	2018
Other asset-backed securities
Military Housing	$237	$241
Structured Insurance	—	145
Student Loans	32	32
Auto	—	20
Credit Cards	18	5
Total other asset-backed securities	$287	$442

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 10. Investments in this 10-K located in Part II. Item 8 for further details of Ambac-insured securities held in the investment portfolio.

| Ambac Financial Group, Inc. 48 2019 FORM 10-K |

The following tables provide the ratings(1) distribution of the fixed income investment portfolio based on fair value at December 31, 2019 and 2018.

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)
Below investment grade and not rated bonds insured by Ambac represented 33% and 57% of the 2019 and 2018 combined investment portfolios, respectively. The decrease in the percentage of below investment grade and increase in the percentage of AAA-rated holdings since December 31, 2018, was driven by the COFINA restructuring where below investment grade Ambac-insured bonds were exchanged for new COFINA non-rated bonds and cash, with a majority of the new non-rated bonds being sold prior to December 31, 2019. Cash proceeds from the restructuring and bond sales throughout the year were invested in, amongst other things, AAA-rated short-term investments, commercial mortgage-backed securities and collateralized debt obligations at December 31, 2019.

Premium Receivables. Ambac either received premium upfront at time of issuance of the insurance policy or in installments over the policy term. For installment premium transactions, a premium receivable asset is established equal to the (i) present value of future contractual premiums due or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction. Ambac's premium receivables decreased to $416 million at December 31, 2019 from $495 million at December 31, 2018. As further discussed in Note 7. Financial Guarantee Insurance Contracts, in this Form 10-K located in Part II. Item 8, the decrease is due to premium receipts, adjustments for changes in expected and contractual cash flows and the impact of currency exchange rates, partially offset by accretion of premium receivable discount.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency	Premium Receivable in U.S. dollars
U.S. Dollars	$261	$261
British Pounds	£97	129
Euros	€23	26
Total		$416
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $124 million from its reinsurers at December 31, 2019.  Collateral is based on reinsurance contracts, but generally includes reinsurers share of loss and loss expense reserves and statutory unearned premiums and contingency reserves, amongst other considerations. As of December 31, 2019 and 2018, reinsurance recoverable on paid and unpaid losses were $26 million and $23 million, respectively. The increase was primarily a result of adverse development in public finance insured exposures.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The net intangible asset at December 31, 2019 and 2018 was $427 million and $719 million, respectively. The decrease was primarily driven by amortization expense of $295 million.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of December 31, 2019 and 2018 were $(482) million and $(107) million, respectively. Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

| Ambac Financial Group, Inc. 49 2019 FORM 10-K |

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
($ in millions) Balance Sheet Line Item	Claims and Loss Expenses	Recoveries (1)
December 31, 2019:
Loss and loss expense reserves	$1,835	$(233)	$(54)	$1,548
Subrogation recoverable	131	(2,160)	—	(2,029)
Totals	$1,966	$(2,394)	$(54)	$(482)

December 31, 2018:
Loss and loss expense reserves	$2,246	$(313)	$(107)	$1,826
Subrogation recoverable	176	(2,109)	—	(1,933)
Totals	$2,422	$(2,422)	$(107)	$(107)

(1)	Present value of future recoveries include R&W subrogation recoveries of $1,727 and $1,771 at December 31, 2019 and 2018, respectively.

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

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance bond types. These bond types represent 94% of our ever-to-date insurance claims recorded with RMBS comprising 77%.
The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at December 31, 2019 and 2018:

		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)	Gross Par Outstanding (1)(2)	Claims and Loss Expenses	Recoveries
December 31, 2019:
RMBS	$3,027	$634	$(2,013)	$(13)	$(1,392)
Domestic Public Finance	2,398	1,007	(344)	(36)	627
Student Loans	472	248	(36)	(4)	208
Ambac UK and Other Credits	271	4	—	(1)	3
Loss expenses	—	73	—	—	73
Totals	$6,168	$1,966	$(2,394)	$(54)	$(482)

December 31, 2018:
RMBS	$3,716	$696	$(1,995)	$(14)	$(1,313)
Domestic Public Finance	3,987	1,095	(383)	(73)	639
Student Loans	530	271	(39)	(4)	228
Ambac UK and Other Credits	1,170	294	(5)	(16)	273
Loss expenses	—	66	—	—	66
Totals	$9,403	$2,422	$(2,422)	$(107)	$(107)

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $511 and $26 respectively, at December 31, 2019 and $540 and $23, respectively at December 31, 2018. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

| Ambac Financial Group, Inc. 50 2019 FORM 10-K |

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
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2019, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the following descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes.
The occurrence of these stressed outcomes individually or collectively would have a material adverse effect on our results of operations and financial condition and may result in materially adverse consequence for the Company, including (without limitation) impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to AFG, through dividends or otherwise; and a significant drop in the value of securities issued or insured by AFG or Ambac Assurance.
RMBS Variability
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

We established a representation and warranty subrogation recovery as further discussed in Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in this Form 10-K. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the OCI, which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,702 million, net of reinsurance, as of December 31, 2019, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at December 31, 2019 could be approximately $20 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1,722 million. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $45 million. There can be no assurance that losses may not exceed such amounts.
Public Finance Variability
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The decline in public finance gross loss reserves at December 31, 2019, as compared to December 31, 2018, was primarily related to the Puerto Rico COFINA debt restructuring, payments of claims and commutations, substantially offset by increases in other Puerto Rico loss reserves. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

| Ambac Financial Group, Inc. 51 2019 FORM 10-K |

($ in millions) Issuer Type December 31,	2019		2018
	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$1,075	$561	$2,062	$528
General obligation	681	(16)	904	24
Housing	457	29	445	26
Transportation revenue	88	42	471	49
Other	97	11	105	12
Total	$2,398	$627	$3,987	$639

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends.
Our experience with the city of Detroit in 2013 in its bankruptcy proceeding was not favorable and renders future outcomes with other public finance issuers even more difficult to predict and may increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan of adjustment, but nevertheless required us to incur a loss for a significant portion of our exposure. An additional troubling precedent in the Detroit case, as well as other municipal bankruptcies, is the preferential treatment of certain creditor classes, especially the public pensions. The cost of pensions and the need to address frequently sizable unfunded or underfunded pensions is often a key driver of stress for many municipalities and their related authorities, including entities to whom we have significant exposure, such as Chicago Public Schools, the State of New Jersey and many others. Less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors. Variability of outcomes applies to even what is generally considered more secure municipal financings, such as dedicated sales tax revenue bonds that capture sales tax revenues for debt service ahead of any amounts being deposited into the general fund of an issuer. In the case of the Puerto Rico COFINA sales tax bonds that were part of the Commonwealth of Puerto Rico's Title III proceedings, Ambac Assurance and other creditors agreed to settle at a recovery rate equal to about 93% of pre-petition amounts owed on the Ambac insured senior COFINA bonds. In the COFINA case, the senior bonds still received a reduction or "haircut" despite the existence of junior COFINA bonds, which received a recovery rate equal to about 56% of pre-petition amounts owed. The amounts were confirmed as part of the COFINA Plan of Adjustment on February 4, 2019.
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

| Ambac Financial Group, Inc. 52 2019 FORM 10-K |

Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, uncertain willingness and ability to pay, weak economy, loss of capital markets access, weakened infrastructure and severe damage caused by hurricanes Irma and Maria in 2017 as well as the earthquakes that began in late December 2019. These factors, taken together with the payment moratorium on debt payments of the Commonwealth and its instrumentalities, ongoing PROMESA Title III proceedings, and certain other provisions under PROMESA, the potential for restructurings of debt insured by Ambac Assurance, either with or without its consent, and the possibility of protracted litigation as a result of which its rights may be materially impaired, may cause losses to exceed current reserves in a material manner. See Note 17. Commitments and Contingencies to the Consolidated Financial Statements in Part II, Item 8 and "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in this Annual Report on Form 10-K for further updates relating to Puerto Rico and details on the legal, economic and fiscal developments that have impacted or may impact Ambac Assurance’s insured Puerto Rico bonds.
Material additional losses caused by the above-described factors would have a material adverse effect on our results of operations and financial condition. For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at December 31, 2019, the possible increase in loss reserves could be approximately $1,000 million. Among other things, this estimate includes the possibility that the current Plan Support Agreement (as discussed above in the Financial Guarantees in Force section of this Management Discussion and Analysis) were to become effective. However, there can be no assurance that losses may not exceed such amount.
Student Loan Variability
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions by the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at December 31, 2019, the possible increase in loss reserves could be approximately $15 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $20 million. However, there can be no assurance that losses may not exceed such amounts.
Other Credits, including Ambac UK, Variability
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $50 million greater than the loss reserves at December 31, 2019. However, there can be no assurance that losses may not exceed such amount. The highest stress case losses at December 31, 2019, are $120 million lower than the December 31, 2018, estimate primarily as a result of the Ballantyne commutation.
Long-term Debt. Long-term debt consists of senior and junior surplus notes issued by Ambac Assurance, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, and Ambac UK debt issued in connection with the Ballantyne commutation. The carrying value of each of these as of December 31, 2019 and 2018 is below:

($ in millions)	December 31, 2019	December 31, 2018
Surplus notes	$769	$737
Ambac note	1,763	1,940
Tier 2 notes	278	252
Ambac UK debt	13	—
Total Long-term Debt	$2,822	$2,929
The decrease in long-term debt from December 31, 2018 is primarily due to optional redemptions of the Ambac Note by $178 million, partially offset by increase in the Tier 2 notes balance due to paid-in-kind interest and discount accretion, together with issuance of Ambac UK debt. Increase in Surplus notes was due to the accretion on the carrying value of the notes.
SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies and Note 3. Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K, for information regarding special purpose and variable interest entities.
ACCOUNTING STANDARDS
The following accounting standards have been issued but have not yet been adopted. We do not expect these accounting standards to have a consequential impact on Ambac's financial statements.
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

| Ambac Financial Group, Inc. 53 2019 FORM 10-K |

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
ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Disclosure amendments related to changes in unrealized gains and losses included in other comprehensive income (loss) for Level 3 instruments, the range and weighted average of significant unobservable inputs, and the narrative description of measurement uncertainty should be applied prospectively only for the most recent interim or annual period presented. All other disclosure amendments should be applied retrospectively to all periods presented. Ambac will adopt this ASU on January 1, 2020.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief ; and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (collectively "the ASU").
The ASU significantly affects how reporting entities will measure credit losses for financial assets that are not accounted for at fair value through net income, which include loans, debt securities, premium receivables, reinsurance recoverables, net investments in leases and certain off-balance sheet credit exposures. The ASU does not apply to recoveries of previously paid losses on financial guarantee insurance contracts accounted for under ASC 944 nor does it apply to equity method investments accounted for under ASC 323.

•
For financial assets measured at amortized cost, the ASU replaces the "incurred loss" model, which generally delayed recognition of the full amount of credit losses until the loss was probable of occurring, with an "expected loss" model, which reflects an entity's current estimate of all expected lifetime credit losses. Expected lifetime credit losses for amortized cost assets will be recorded as a valuation allowance, with subsequent increases or decreases in the allowance reflected in net income each period.

•
For available-for-sale debt securities, credit losses under the ASU will be measured similarly to current GAAP. However, under the ASU, credit losses for available-for-sale debt securities will be recorded as a valuation allowance (similar to the amortized cost assets approach described above), rather than as a direct write-down of the security as is required under current GAAP. As a result, improvements to estimated credit losses for available-for-sale debt securities will be recognized immediately in net income rather than as interest income over time.

| Ambac Financial Group, Inc. 54 2019 FORM 10-K |

For both amortized cost assets and available-for-sale debt securities, our implementation process included updates to our allowance documentation, reporting processes and related internal controls.
Given the more significant changes to the amortized cost asset credit model, the implementation process further included identifying the inventory of assets impacted by this standard; design and selection of a credit loss model; and identification of new data requirements and data sources for model implementation. Depending on the asset type, either a discounted cash flow or probability of default/loss given default model will be used for estimating the effect of lifetime losses and will incorporate any necessary qualitative adjustments for model limitations.
The ASU is effective for SEC filers that are not eligible to be smaller reporting companies for interim and annual periods beginning after December 15, 2019. Ambac will adopt this ASU effective January 1, 2020, using a modified retrospective approach. While we do not expect the ASU to have a consequential impact on Ambac's financial statements, we continue to assess all the effects of adoption. We currently believe the most significant effect will be increased disclosure requirements.
AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance and Everspan's statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. OCI has prescribed or permitted additional accounting practices for Ambac Assurance and Everspan which are described in Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. As a result of these prescribed and permitted practices, Ambac Assurance’s policyholder surplus at December 31, 2019 and 2018 was less than NAIC SAP by $12 million and less than $42 million, respectively.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $1,088 million and $1,618 million at December 31, 2019, respectively, as compared to $1,152 million and $1,648 million at December 31, 2018, respectively. As of December 31, 2019, statutory policyholder surplus and qualified statutory capital included $574 million principal balance of surplus notes outstanding, $365 million principal balance of junior surplus notes outstanding and $138 million liquidation preference of preferred stock outstanding. These surplus and junior surplus notes (including related accrued interest of $472 million that is not recorded under statutory basis accounting principles) and preferred stock issued by Ambac Assurance are obligations that have claims on the resources of Ambac Assurance that are senior to AFG's equity and therefore impact AFG's ability to realize residual value or receive dividends from Ambac Assurance.

The drivers to the net decrease in policyholder surplus were:

•
Statutory net loss of $225 million for the year ended December 31, 2019, primarily due to loss and loss expenses from net adverse development on the insured portfolio, operating expenses and impairment charges on loans to subsidiaries, partially offset by net investment gains and premiums earned;

•	Contributions to contingency reserves of $35 million; partially offset by

•
Surplus benefits for (i) Ambac Assurance's receipt in September 2019, in connection with an SEC action against Citibank Global Markets Inc., of $142 million, (ii) the recognition of a previous deferred gain from the 2015 sale of Ballantyne bonds to Ambac UK of $28 million and (iii) an increase of $17 million in the fair value of investment securities that are recorded at the lower of amortized cost or fair value.

As further discussed in "Financial Guarantees in Force" above in the Management Discussion and Analysis section of this Form 10-K, pursuant to the COFINA Plan of Adjustment that was effective on February 12. 2019, Ambac Assurance commuted a significant portion of its COFINA insured exposure. The commutation transactions resulted in a reduction of Ambac Assurance's insured exposure to COFINA by approximately 75% and an incurred loss of $37 million in 2019, which was offset by accelerated earned premiums of $31 million on the insured exposures being commuted.
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
The significant differences between GAAP and SAP are that under SAP:

•
Loss reserves are only established for losses on guaranteed obligations that have experienced a payment default in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (5.1% as prescribed by OCI). Under GAAP, in addition to the establishment of loss reserves for defaulted obligations,

| Ambac Financial Group, Inc. 55 2019 FORM 10-K |

loss reserves are established (net of GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 2.1%.

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

•
Variable interest entities ("VIE") are not required to be assessed for consolidation. Under GAAP, a reporting entity that has both the following characteristics is required to consolidate the VIE: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Ambac Assurance generally has the obligation to absorb losses of VIEs that could potentially be significant to the VIE as the result of its guarantee of insured obligations issued by VIEs. For certain VIEs Ambac Assurance has the power to direct the most significant activities of the VIE and accordingly consolidates the related VIEs under GAAP.

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

•
Insurance intangibles that arose as a result of the implementation of Fresh Start reporting is not a concept within SAP. This insurance intangible asset is amortized as an expense on a level yield basis over the life of the related insurance risks.

AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £387 million at December 31, 2019, as compared to £263 million at December 31, 2018.  The increase in Ambac UK’s shareholders’ funds was primarily due to the loss and loss expenses benefit in the period following the restructuring and commutation of Ballantyne coupled with the receipt of premiums and return on investments. At December 31, 2019, the carrying value of cash and investments was £470 million, a decrease from £498 million at December 31, 2018. The decrease in cash and investments is due to the impact of the restructuring and commutation of Ballantyne as noted above, tax payments and operating expenses partially offset by continued receipt of premiums and net investment income in the period.
The significant differences between U.S. GAAP and UK GAAP are that under UK GAAP:

•
Loss reserves are only established for losses on guaranteed obligations when, in the judgment of management, a monetary default in the timely payment of debt service is likely to occur, which would result in Ambac UK incurring a loss. A loss provision is established in an amount that is sufficient to cover the present value (currently using a discount rate of 5.23%) of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. The discount rate is equal to the lower of the rate of return on invested assets for either the current year or the period covering the current year plus the four previous years. Under U.S. GAAP, loss reserves are established (net of U.S. GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate.

•
Investments in fixed income securities are stated at amortized cost, subject to an other-than-temporary impairment evaluation. Under U.S. GAAP, all bonds are reported at fair value, also subject to an other-than-temporary impairment evaluation.

•
Purchases of Ambac UK insured securities are bifurcated into an intrinsic and an Ambac UK claim based value. The intrinsic value is recorded as an investment whereas the Ambac UK claim based value is recorded as a claim payment with an accompanying reduction in Ambac UK loss reserves. Under U.S. GAAP, investments in Ambac UK insured securities are reported as investments and do not reduce loss reserves.

•
Variable interest entities (“VIE”) are not required to be assessed for consolidation. Under U.S. GAAP, a reporting entity that has both the following characteristics is required to consolidate the VIE: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic

| Ambac Financial Group, Inc. 56 2019 FORM 10-K |

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

•
Insurance intangibles that arose as a result of the implementation of Fresh Start reporting is not a concept within UK GAAP. Under U.S. GAAP, this insurance intangible asset is amortized as an expense on a level yield basis over the life of the related insurance risks.

Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of capital resources, regulatory capital requirements and regulatory capital deficits under Solvency II at December 31, 2019, will be be published on Ambac's website during March. Final annual Solvency II data and Ambac UK's annual Solvency and Financial Condition Report will be published on Ambac's website on April 22, 2019.
Available capital resources under Solvency II were a surplus of £187.5 million at December 31, 2019, (based on the quarterly Solvency II filing made on February 11, 2019, which may be subject to update in the final annual Solvency II filing noted above) an improvement from a surplus of £94.9 million at December 31, 2018. Of these available capital resources the value eligible to meet solvency capital requirements at December 31, 2019, was £178 million in comparison to £90 million as at December 31, 2018. Eligible capital resources at December 31, 2019 and December 31, 2018, are in comparison to regulatory capital requirements of £208 million and £357 million, respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £30 million and £267 million at December 31, 2019 and December 31, 2018, respectively. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

| Ambac Financial Group, Inc. 57 2019 FORM 10-K |

Ambac’s credit risk and this adjustment only allows for such gain or loss when realized.

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a total dollar amount and per diluted share basis, for all periods presented:

	2019		2018		2017
($ in millions, except per share data) Year Ended December 31,	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(216)	$(4.69)	$186	$3.99	$(329)	$(7.25)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(1)	(0.03)	1	0.02	(11)	(0.24)
Insurance intangible amortization	295	6.43	107	2.30	151	3.33
Foreign exchange (gains) losses	(12)	(0.26)	7	0.15	(21)	(0.47)
Fair value (gain) loss on interest rate derivatives from Ambac CVA	—	—	—	—	45	0.99
Adjusted Earnings (Loss)	$66	$1.44	$301	$6.47	$(165)	$(3.64)

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

| Ambac Financial Group, Inc. 58 2019 FORM 10-K |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	2019		2018
($ in millions, except per share data) December 31,	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,477	$32.41	$1,592	$35.12
Adjustments:
Non-credit impairment fair value losses on credit derivatives	—	0.01	1	0.03
Insurance intangible asset	(427)	(9.37)	(719)	(15.87)
Net unearned premiums and fees in excess of expected losses	414	9.09	462	10.19
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income (Loss)	(151)	(3.31)	(86)	(1.89)
Adjusted Book Value	$1,313	$28.83	$1,251	$27.58
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2018 to December 31, 2019 was primarily driven by Adjusted earnings.

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
The interest rate derivatives portfolio is managed as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). The interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.4 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at December 31, 2019.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2019:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
300 Basis Point Rise	$30	$(380)
200 Basis Point Rise	17	(393)
100 Basis Point Rise	7	(403)
Base Scenario	—	(410)
100 Basis Point Decline(1)	(2)	(412)
200 Basis Point Decline(1)	15	(395)

(1)	Incorporates an interest rate floor of 0%
Due to the low interest rate environment as of December 31, 2019, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio, most notably for RMBS and student loan policies. An increase in interest rates of 0.50% could increase our estimate of expected losses for RMBS and student loans by approximately $45 million and $20 million, respectively.

| Ambac Financial Group, Inc. 59 2019 FORM 10-K |

Credit Spread Risk
Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding credit derivative contracts, certain interest rate derivatives and investment assets. Changes in spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligor. Market liquidity and prevailing risk premiums demanded by market participants are also reflected in spreads and impact valuations.
The following table summarizes the estimated change in fair values on Ambac’s net derivative liabilities assuming immediate parallel shifts in reference obligation credit spreads related to written credit derivatives and counterparty credit spreads related to uncollateralized interest rate derivatives at December 31, 2019. It is more likely that actual changes in credit spreads will vary by obligor:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
250 Basis Point Widening	$(20)	$(35)
50 Basis Point Widening	(4)	(19)
Base Scenario	—	(15)
50 basis Point Narrowing	4	(11)
250 basis Point Narrowing	13	(2)
Also included in the fair value of derivatives is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Generally, the need for an Ambac credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. As a result of runoff of uncollateralized interest rate and credit default swap liabilities, Ambac’s credit valuation adjustment included in the determination of fair value has resulted in $0.1 million reduction to derivative liabilities as of December 31, 2019. An increase in Ambac credit spreads as much as 250 basis points would result in less than a $1 million impact to the fair value of derivatives at December 31, 2019. Refer to Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on measurement of the credit valuation adjustment.

Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of credit spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings other than Ambac guaranteed securities at December 31, 2019. It is more likely that actual changes in credit spreads will vary by security:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
250 Basis Point Widening	$(155)	$2,189
50 Basis Point Widening	(31)	2,313
Base Scenario	—	2,344
50 Basis Point Narrowing	30	2,374
250 Basis Point Narrowing	71	2,415
Foreign Currency Risk
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets of Ambac UK. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in spot foreign exchange rates to U.S. dollars as of December 31, 2019.

($ in millions)	Estimated change in fair value
Change in Foreign Exchange Rates Against U.S. Dollar
20% Decrease	$(72)
10% Decrease	(36)
10% Increase	36
20% Increase	72

| Ambac Financial Group, Inc. 60 2019 FORM 10-K |

Item 8.     Financial Statements and Supplementary Data

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm			62

Consolidated Financial Statements
Consolidated Balance Sheets	65	Consolidated Statements of Stockholders’ Equity	67
Consolidated Statements of Total Comprehensive Income (Loss)	66	Consolidated Statements of Cash Flows	68

Notes to Consolidated Financial Statements
Note 1. Background and Business Description	69	Note 10. Investments	106
Note 2. Basis of Presentation and Significant Accounting Policies	72	Note 11. Derivative Instruments	112
Note 3. Variable Interest Entities	82	Note 12. Loans	114
Note 4. Comprehensive Income	86	Note 13. Long-term Debt	115
Note 5. Net Income Per Share	87	Note 14. Income Taxes	117
Note 6. Financial Guarantees in Force	88	Note 15. Employment Benefit Plans	119
Note 7. Financial Guarantee Insurance Contracts	88	Note 16. Leases	122
Note 8. Insurance Regulatory Restrictions	95	Note 17. Commitments and Contingencies	123
Note 9. Fair Value Measurements	97	Note 18. Quarterly Information (Unaudited)	133

| Ambac Financial Group, Inc. 61 2019 FORM 10-K |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Ambac Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I, II and IV (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
March 2, 2020

| Ambac Financial Group, Inc. 62 2019 FORM 10-K |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I, II and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the estimate of Loss and Loss Expense Reserves and Subrogation Recoverable
As described in Notes 2 and 7 to the consolidated financial statements, the Company estimates loss and loss expense reserves and subrogation recoverable (loss reserves) on a policy-by-policy basis, based upon the present value of expected net claim cash outflows or expected net recovery cash inflows, discounted at a risk-free rate. Expected net claim cash outflows represent the present value of expected claim cash outflows, less the present value of expected recovery cash inflows. For such policies, a loss and loss expense reserves liability is recorded for the present value of expected net claim cash outflows in excess of the related unearned premium revenue. Expected net recovery cash inflows represent the present value of expected recovery cash inflows, less the present value of expected claim cash outflows. For such policies, a subrogation recoverable asset is recorded. Loss and loss expense reserves and subrogation recoverable were a liability of $1,548 million and an asset of $2,029 million, respectively, as of December 31, 2019.
We have identified the evaluation of loss reserves as a critical audit matter because it involved significant measurement uncertainty requiring subjective and complex auditor judgment. The evaluation encompassed the assessment of the loss reserve methodologies, including those methodologies used to estimate the following key inputs and assumptions: (1) credit worthiness of the issuer of the insured security, (2) the likelihood of possible outcomes regarding the probability of default by the issuer of the insured security, (3) the expected loss severity for each insurance policy, (4) the probability of remediation, settlement and restructuring outcomes, and (5) the probability of successful litigation or related settlement outcomes, as well as the percentage of the breach rates of representations and warranties underlying certain insured residential mortgage backed securities. The evaluation of the methodologies and the impact of these key inputs and assumptions required specialized skills and auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested, with the involvement of professionals with specialized industry knowledge and experience, when necessary, certain internal controls related to the determination of the key inputs and assumptions and the analysis of the loss reserves and historical trends. We inquired of internal and external legal counsel and read letters received directly from the Company’s internal and external legal counsel regarding the status of litigation underlying certain insurance policies. We involved,

| Ambac Financial Group, Inc. 63 2019 FORM 10-K |

when necessary, credit professionals with specialized industry knowledge and experience, who assisted in assessing the individual issuer ratings for a selection of policies by evaluating the financial performance of the issuer of the insured security and underlying collateral. We involved, when necessary, forensics professionals with specialized industry knowledge and experience, who assisted in inspecting underwriting documentation for a selection of mortgage loans underlying certain insured residential mortgage backed securities examined by the Company’s consultants engaged to determine breach rates of representations and warranties. We also involved, when necessary, valuation professionals with specialized knowledge and experience, who assisted in:

•	Evaluating the loss and loss expense reserves and subrogation recoverable methodologies for compliance with U.S. generally accepted accounting principles;

•	Evaluating, in certain instances, the key inputs and assumptions used in the calculation of loss reserves by comparing to internal experience and related historical and industry trends; and

•	Developing, in certain instances, an independent expectation of the loss reserves and comparing it to the recorded estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1985.
New York, New York
March 2, 2020

| Ambac Financial Group, Inc. 64 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in millions, except share data) December 31,	2019	2018
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $2,450 and $3,020)	$2,577	$3,116
Short-term investments, at fair value (amortized cost of $653 and $430)	653	430
Short-term investments pledged as collateral, at fair value (amortized cost of $85 and $0)	85	—
Other investments (includes $432 and $351 at fair value)	478	391
Total investments	3,792	3,937
Cash and cash equivalents	24	63
Restricted cash	55	19
Premium receivables	416	495
Reinsurance recoverable on paid and unpaid losses	26	23
Deferred ceded premium	82	61
Subrogation recoverable	2,029	1,933
Derivative assets	75	59
Current taxes	11	47
Insurance intangible asset	427	719
Other assets	95	138
Variable interest entity assets:
Fixed income securities, at fair value	3,121	2,737
Restricted cash	2	1
Loans, at fair value	3,108	4,288
Derivative assets	52	66
Other assets	3	1
Total assets	$13,320	$14,589
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$518	$630
Loss and loss expense reserves	1,548	1,826
Ceded premiums payable	29	33
Deferred taxes	32	40
Long-term debt	2,822	2,929
Accrued interest payable	441	376
Derivative liabilities	90	77
Other liabilities	93	64
Variable interest entity liabilities:
Accrued interest payable	1	1
Long-term debt (includes $4,351 and $5,269 at fair value)	4,554	5,269
Derivative liabilities	1,657	1,712
Total liabilities	11,783	12,956
Commitments and contingencies (See Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,571,743 and 45,365,170	—	—
Additional paid-in capital	232	219
Accumulated other comprehensive income (loss)	42	(49)
Retained earnings	1,203	1,421
Treasury stock, shares at cost: 16,343 and 28,892	—	—
Total Ambac Financial Group, Inc. stockholders’ equity	1,477	1,592
Noncontrolling interest	60	41
Total stockholders’ equity	1,536	1,633
Total liabilities and stockholders’ equity	$13,320	$14,589
May not add due to rounding
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 65 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss)

(Dollars in millions, except share data) Year Ended December 31,	2019	2018	2017
Revenues:
Net premiums earned	$66	$111	$175
Net investment income:
Securities available-for-sale and short-term	196	271	338
Other investments	32	2	23
Net investment income	227	273	361
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	(3)	(55)
Portion of other-than-temporary impairment recognized in other comprehensive income (loss)	—	—	34
Net other-than-temporary impairment losses recognized in earnings	—	(3)	(20)
Net realized investment gains (losses)	81	112	5
Net gains (losses) on derivative contracts	(50)	7	76
Net realized gains (losses) on extinguishment of debt	—	3	5
Other income	134	5	—
Income (loss) on variable interest entities	38	3	20
Total revenues	496	511	622
Expenses:
Losses and loss expenses (benefit)	13	(224)	513
Insurance intangible amortization	295	107	151
Operating expenses	103	112	122
Interest expense	269	242	120
Total expenses	680	238	906
Pre-tax income (loss)	(183)	273	(284)
Provision for income taxes	32	5	44
Net income (loss)	(216)	267	(329)
Less: loss on exchange of auction market preferred shares	—	82	—
Net income (loss) attributable to common stockholders	$(216)	$186	$(329)
Other comprehensive income (loss), after tax:
Net income (loss)	$(216)	$267	$(329)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(8), $2 and $0	65	55	(82)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0 and $0	26	(48)	74
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0, $0 and $0	—	1	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0 and $0	(1)	(2)	1
Total other comprehensive income (loss), net of income tax	91	6	(7)
Total comprehensive income (loss)	(125)	274	(335)
Less: loss on exchange of auction market preferred shares	—	82	—
Total comprehensive income (loss) attributable to common stockholders	$(125)	$192	$(335)
Net income (loss) per share attributable to common stockholders:
Basic	$(4.69)	$4.07	$(7.25)
Diluted	$(4.69)	$3.99	$(7.25)
Weighted average number of common shares outstanding:
Basic	45,954,908	45,665,883	45,367,932
Diluted	45,954,908	46,559,835	45,367,932
May not add due to rounding
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 66 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2019	$1,633	$1,421	$(49)	$—	$—	$219	$—	$41
Total comprehensive income (loss)	(125)	(216)	91	—	—	—	—	—
Stock-based compensation	12	—	—	—	—	12	—	—
Cost of shares (acquired) issued under equity plan	(3)	(3)	—	—	—	—	—	—
Re-issuance of Ambac Assurance auction market preferred shares	19	—	—	—	—	—	—	19
Balance at December 31, 2019	$1,536	$1,203	$42	$—	$—	$232	$—	$60

Balance at January 1, 2018	$1,645	$1,234	$(52)	$—	$—	$200	$—	$264
Total comprehensive income (loss)	274	267	6	—	—	—	—	—
Adjustment to initially apply ASU 2016-01	—	3	(3)	—	—	—	—	—
Stock-based compensation	12	—	—	—	—	12	—	—
Cost of shares (acquired) issued under equity plan	(1)	(1)	—	—	—	—	—	—
Exchange of auction market preferred shares	(297)	(82)	—	—	—	8	—	(223)
Balance at December 31, 2018	$1,633	$1,421	$(49)	$—	$—	$219	$—	$41

Balance at January 1, 2017	$1,978	$1,558	$(39)	$—	$—	$195	$—	$264
Total comprehensive income (loss)	(335)	(329)	(7)	—	—	—	—	—
Adjustment to initially apply ASU 2018-02	—	7	(7)	—	—	—	—	—
Stock-based compensation	4	—	—	—	—	4	—	—
Cost of shares (acquired) issued under equity plan	(2)	(2)	—	—	—	—	—	—
Balance at December 31, 2017	$1,645	$1,234	$(52)	$—	$—	$200	$—	$264
May not add due to rounding
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 67 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Dollars in millions) Year Ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$(216)	$186	$(329)
Exchange for auction market preferred shares	—	82	—
Net income (loss)	(216)	267	(329)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	1	1
Amortization of bond premium and discount	(63)	(137)	(183)
Share-based compensation	12	12	4
Deferred income taxes	1	7	32
Current income taxes	35	(35)	(26)
Unearned premiums, net	(132)	(163)	(168)
Losses and loss expenses, net	(364)	(1,633)	400
Ceded premiums payable	(4)	(5)	(5)
Premium receivables	77	91	77
Accrued interest payable	87	9	50
Amortization of insurance intangible assets	295	107	151
Net mark-to-market (gains) losses	(1)	1	(15)
Net realized investment gains	(81)	(112)	(5)
Other-than-temporary impairment charges	—	3	20
(Gain) loss on extinguishment of debt	—	(3)	(5)
Variable interest entity activities	(38)	(3)	(20)
Derivative assets and liabilities	(1)	(17)	(223)
Other, net	80	67	22
Net cash used in operating activities	(311)	(1,543)	(221)
Cash flows from investing activities:
Proceeds from sales of bonds	1,212	1,248	2,139
Proceeds from matured bonds	379	432	814
Purchases of bonds	(959)	(528)	(2,054)
Proceeds from sales of other invested assets	81	159	350
Purchases of other invested assets	(137)	(140)	(299)
Change in short-term investments	(218)	127	(127)
Change in cash collateral receivable	100	(58)	123
Proceeds from paydowns of consolidated VIE assets	543	349	235
Other, net	(2)	—	(17)
Net cash provided by investing activities	1,000	1,588	1,163
Cash flows from financing activities:
Net proceeds from issuance of Tier 2 notes	—	240	—
Proceeds from issuance of Ambac UK debt	12	—	—
Proceeds from issuance of surplus notes	—	24	—
Paydowns of Ambac note	(178)	(214)	—
Paydowns of a secured borrowing	—	(74)	(29)
Payments for investment agreement draws	—	—	(82)
Payments for extinguishment of surplus notes	—	(191)	(69)
Payments for debt issuance costs	—	(9)	—
Issuance of auction market preferred shares of Ambac Assurance	19	—	—
Payments for auction market preferred shares	—	(11)	—
Tax payments related to shares withheld for share-based compensation plans	(3)	(1)	(1)
Payments of consolidated VIE liabilities	(542)	(349)	(230)
Net cash used in financing activities	(691)	(585)	(412)
Effect of foreign exchange on cash and cash equivalents	—	—	(1)
Net cash flow	(2)	(541)	529
Cash, cash equivalents, and restricted cash at beginning of period	83	625	96
Cash, cash equivalents, and restricted cash at end of period	$81	$83	$625
May not add due to rounding
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 68 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. AFG provides financial guarantee insurance policies through its principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance" or "AAC") and its wholly owned subsidiary Ambac Assurance UK Limited (“Ambac UK”), both of which have been in runoff since 2008. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires.
Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned subsidiary, Everspan Insurance Company (formerly known as Everspan Financial Guarantee Corp.), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance and Ambac UK from being able to write new business. The inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, AFG’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition and by the terms of the Settlement Agreement, dated as of June 7, 2010, as amended (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions; the Stipulation and Order among the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”), AFG and Ambac Assurance that became effective on February 12, 2018, as amended (the “Stipulation and Order”); the terms of the indenture for the Tier 2 Notes (as defined below), which are substantially similar to the terms of the Settlement Agreement in this regard; and the terms of its Auction Market Preferred Shares ("AMPS"). It is highly unlikely that Ambac Assurance will be able to make dividend payments to AFG for the foreseeable future.
Management reviews financial information, allocates resources and measures financial performance on a consolidated basis. As a result, the Company has a single reportable segment.
Limitations on Voting and Transfer of Common Stock
AFG’s Amended and Restated Certificate of Incorporation limits voting and transfer rights of stockholders in significant ways. Article IV contains voting restrictions applicable to any person owning at least 10% of AFG's common stock so that such person (including any group consisting of such person and any other person with whom such person or any affiliate or associate of such person has any agreement, contract, arrangement or understanding with respect to acquiring, voting, holding or disposing of AFG’s common stock) shall not be entitled to cast votes in excess of one vote less than 10% of the votes entitled to be cast by all common stock holders, except as otherwise approved by the OCI. Article XII contains substantial restrictions on the ability to transfer AFG’s common stock. In order to preserve certain tax benefits, subject to limited exceptions, any attempted transfer of common stock shall be prohibited and void to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons shall become a holder of 5% or more of the Company’s common stock or (ii) the percentage stock ownership interest in AFG of any holder of 5% or more of the Company’s common stock shall be increased (a “Prohibited Transfer”). These restrictions shall not apply to an attempted transfer if the transferor or the transferee obtains the written approval of AFG’s Board of Directors to such transfer. A purported transferee of a Prohibited Transfer shall not be recognized as a stockholder of AFG for any purpose whatsoever in respect of the securities which are the subject of the Prohibited Transfer (the “Excess Securities”). Until the Excess Securities are acquired by another person in a transfer that is not a Prohibited Transfer, the purported transferee of a Prohibited Transfer shall not be entitled with respect to such Excess Securities to any rights of stockholders of AFG, including, without limitation, the right to vote such Excess Securities and to receive dividends or distributions, whether liquidating or otherwise, in respect thereof, if any. Once the Excess Securities have been acquired in a transfer that is not a Prohibited Transfer, the securities shall cease to be Excess Securities. If the Board determines that a transfer of securities constitutes a Prohibited Transfer then, upon written demand by AFG, the purported transferee shall transfer or cause to be transferred any certificate or other evidence of ownership of the Excess Securities within the purported transferee’s possession or control, together with any distributions paid by AFG with respect to such Excess Securities, to an agent designated by AFG. Such agent shall thereafter sell such Excess Securities and the proceeds of such sale shall be distributed as set forth in the Amended and Restated Certificate of Incorporation. If the purported transferee of a Prohibited Transfer has resold the Excess Securities before receiving such demand, such person shall be deemed to have sold the Excess Securities for AFG’s agent and shall be required to transfer to such agent the proceeds of such sale, which shall be distributed as set forth in the Amended and Restated Certificate of Incorporation.
Strategies to Enhance Shareholder Value
Since the exit from rehabilitation of Ambac Assurance’s Segregated Account (as defined below) in February 2018, Ambac has been focused on and continues to progress all key strategic priorities, specifically:

•
Active runoff of Ambac Assurance and its subsidiaries through transaction terminations, policy commutations, reinsurance, settlements and restructurings, with a focus on our watch list credits and known and potential future adversely classified credits, that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;

•	Ongoing rationalization of Ambac's capital and liability structures;

•	Loss recovery through active litigation management and exercise of contractual and legal rights;

| Ambac Financial Group, Inc. 69 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

•	Ongoing review and adjustments focused on improving the effectiveness and efficiency of Ambac's operating platform; and

•	Evaluation of opportunities in certain business sectors that meet acceptable criteria that will generate long-term stockholder value with attractive risk-adjusted returns.
With respect to our new business strategy, we continue to evaluate and pursue strategic opportunities in credit, insurance, asset management and other financial services that we believe would be synergistic to Ambac and would leverage our core competencies. While we have increased our efforts in evaluating such potential opportunities, we continue to be measured and disciplined in our approach as we seek to deploy our capital on opportunities that will generate sustainable long-term shareholder value. Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to identify or execute a suitable transaction and/or obtain the financial and other resources that may be required to finance the acquisition or development of any new businesses or assets. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, as well as the Stipulation and Order (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K) and in the indenture for the Tier 2 Notes (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K), each of which requires OCI (as defined below) and, under certain circumstances, holders of the debt instruments benefiting from such restrictions, to approve certain actions taken by or in respect of Ambac Assurance. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of Ambac. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
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
On February 12, 2018, the rehabilitation of the Segregated Account was concluded pursuant to an amendment to the Segregated Account Rehabilitation Plan (the "Second Amended Plan of Rehabilitation"). The conclusion of the rehabilitation followed the successful completion of Ambac's surplus note exchange offers and consent solicitation, which, together with the satisfaction of all conditions precedent to the effectiveness of the Second Amended Plan of Rehabilitation, including the discharge of all unpaid policy claims of the Segregated Account, including accretion amounts thereon ("Deferred Amounts"), completed the restructuring transactions (the "Rehabilitation Exit Transactions") .
In exchange for an effective consideration package of 40% cash, 41% Secured Notes (as defined below) and 12.5% General Account Surplus Notes (as defined below), paid in respect of outstanding Deferred Amounts and General Account Surplus Notes. Ambac Assurance received the following benefits as a result of the completion of the Rehabilitation Exit Transactions:

•	Satisfaction and discharge of all outstanding Deferred Amounts (including accretion) of the Segregated Account, totaling $3,857;

•	Cancellation of $552 in principal amount outstanding, plus accrued and unpaid interest of $257 thereon, of Ambac Assurance's 5.1% surplus notes due 2020 (the "General Account Surplus Notes"); and

•
An effective discount of 6.5% on Deferred Amounts (applied first against accretion) and on the outstanding amount of principal and accrued and unpaid interest on tendered General Account Surplus Notes.

AFG received $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts (including accretion) that it held, and provided a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims. AFG did not participate in the voluntary surplus note exchange offers. Until the earlier of (i) June 8, 2020 and (ii) the date on which at least 25% of the principal amount of General Account Surplus Notes (other than junior surplus notes) are no longer outstanding, AFG has agreed to hold and not sell General Account Surplus Notes (other than junior surplus notes) which, as of June 30, 2017, had an aggregate of $60 of principal amount and accrued and unpaid interest outstanding.

| Ambac Financial Group, Inc. 70 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The Secured Notes
A newly formed special purpose entity, Ambac LSNI, LLC ("Ambac LSNI") issued $2,154 of new secured notes (the “Secured Notes”), secured by all assets of the special purpose entity, which include a note issued by Ambac Assurance to the special purpose entity (the "Ambac Note"), which is secured by a pledge of Ambac Assurance’s right, title and interest in up to the first $1,400 of proceeds (net of reinsurance) from certain litigations in which Ambac Assurance seeks redress for breaches of representations and warranties and/or fraud related to residential mortgage-backed securitizations (the “RMBS Litigations”). In addition, the Ambac Note is secured by cash and securities having a market value of $197 as of December 31, 2019. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of the Secured Notes held by Ambac Assurance from time to time, and issued a financial guaranty insurance policy to a trustee for the benefit of holders of Secured Notes irrevocably guarantying all principal and interest payments in respect of the Secured Notes as and when such payments become due and owing.
Prior to the Rehabilitation Exit Transactions, AFG and Ambac Assurance owned securities that were insured by Ambac Assurance and allocated to the Segregated Account. As a result of the Rehabilitation Exit Transactions, AFG and Ambac Assurance received $125 and $644, respectively, of par amount of Secured Notes issued by Ambac LSNI. The current holdings of these secured notes are reported in Investments in the Consolidated Balance Sheets at their fair value.
Tier 2 Financing
On the effective date of the Rehabilitation Exit Transactions, Ambac Assurance issued $240 of senior notes (the “Tier 2 Notes”) secured by Ambac Assurance’s rights, title and interest in the cash and non-cash proceeds (net of reinsurance) above $1,600 received in connection with the RMBS Litigations. The indenture for the Tier 2 Notes limits certain activities of Ambac Assurance and its subsidiaries, such as issuing certain indebtedness; engaging in mergers and similar transactions; disposing of assets; making restricted payments; and creating or permitting liens (among other restrictions and limitations). The indenture for the Tier 2 Notes includes certain allowances with respect to these activities and generally requires the approval of OCI and, in some cases, holders of the Tier 2 Notes, for consents, waivers or amendments.
Bank Settlement Agreement Waiver and Amendment
As part of the Rehabilitation Exit Transactions, AFG and Ambac Assurance received sufficient consents from holders of General Account Surplus Notes for a waiver and amendment (the "BSA Waiver and Amendment") of the Settlement Agreement. Among other provisions, the BSA Waiver and Amendment includes amendments to the Settlement Agreement that (i) eliminate the requirement for Ambac Assurance to have "unaffiliated qualified directors" on its Board of Directors; (ii) eliminate the prohibition on new business activities; (iii) modify the restrictions on the incurrence of indebtedness and other material obligations; (iv) modify the restrictions on liens securing permitted indebtedness; (v) modify restrictions applicable to junior surplus notes; and (vi) modify restrictions on mergers or similar transactions. After giving effect to the BSA Waiver and Amendment, the Settlement

Agreement continues to limit certain activities of Ambac Assurance and its subsidiaries, such as issuing indebtedness; engaging in mergers and similar transactions; disposing of assets; making restricted payments; creating or permitting liens; engaging in transactions with affiliates; modifying or creating tax sharing agreements; and taking certain actions with respect to surplus notes (among other restrictions and limitations). The Settlement Agreement includes certain allowances with respect to these activities and generally requires the approval of OCI and, in some cases, holders of surplus notes issued pursuant to the Settlement Agreement, for consents, waivers or amendments.
Stipulation and Order
Upon consummation of the Rehabilitation Exit Transactions, the Stipulation and Order became effective. The Stipulation and Order includes affirmative covenants, as well as restrictions on certain business activities and transactions, of AFG and Ambac Assurance. The Stipulation and Order has no fixed term and may be terminated or modified only with the approval of OCI. OCI reserved the right to modify or terminate the Stipulation and Order in a manner consistent with the interests of policyholders, creditors and the public generally.
August 2018 AMPS Exchange
At June 30, 2018, Ambac Assurance had 26,411 shares of issued and outstanding AMPS with a liquidation preference of $660 (reported as noncontrolling interest of $264 on Ambac's balance sheet).
On July 3, 2018, AFG and Ambac Assurance commenced an offer to exchange (the “AMPS Exchange”) all of Ambac Assurance’s outstanding AMPS for General Account Surplus Notes and, from AFG, cash and warrants to purchase AFG's common stock. The General Account Surplus Notes offered in the AMPS Exchange have the same terms as other outstanding surplus notes of Ambac Assurance (other than junior surplus notes). The offering period for the AMPS Exchange expired on August 1, 2018 and the transaction closed on August 3, 2018 (the "Settlement Date").
In exchange for each AMPS share (i.e. $25 thousand of liquidation preference), holders received General Account Surplus Notes with a total outstanding amount (including accrued and unpaid interest thereon through June 22, 2018 (the "Signing Date")) equal to $13.875 thousand (the “Repurchase”). AMPS holders who tendered on or before July 17, 2018, representing 22,096 shares of the AMPS, also received from AFG $0.500 in cash and 37.3076 warrants (rounded down to the nearest whole warrant) to purchase an equivalent number of shares of common stock of AFG at an exercise price of $16.67 per share (the “AFG Purchase” and, together with the Repurchase, the “Purchases”).
As a result of the completion of the Purchases, Ambac:

1)	Repurchased 84.4% or 22,296 AMPS with an aggregate liquidation preference of $557, including $35 in aggregate liquidation preference in the AFG Purchase;

2)	Captured a nominal discount of approximately $227 (a discount of approximately $253 on a fair market value basis) on $557 of the total outstanding liquidation preference of AMPS; and

| Ambac Financial Group, Inc. 71 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

3)	Issued, in aggregate, $213 in current principal amount of General Account Surplus Notes with accrued interest thereon on Settlement Date of $98, issued 824,307 warrants and paid $11 in cash.
The AMPS are reported on the balance sheet within non-controlling interests and are carried at their fair value at the date AFG emerged from bankruptcy in April 2013, which is lower than the fair value of the total consideration provided to the AMPS holders in the Purchases. The difference between the fair value of consideration provided to AMPS holders and the carrying amount of the AMPS was reflected as a reduction to Net income attributable to common stockholders in 2018 for approximately $82.
At December 31, 2019, and December 31, 2018, Ambac Assurance had 5,501 and 4,115 shares of issued and outstanding AMPS with a liquidation preference of $138 and $103 (reported as noncontrolling interest of $60 and $41 on Ambac's balance sheet). The increase resulted from the re-issuance of 1,386 shares from the sale of AFG owned AMPS during 2019.
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
Consolidation
The consolidated financial statements include the accounts of AFG and all other entities in which AFG (directly or through its subsidiaries) has a controlling financial interest, including variable interest entities (“VIEs”) for which AFG or an AFG subsidiary is deemed the primary beneficiary in accordance with the Consolidation Topic of the Accounting Standards Codification ("ASC"). All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether the variable interest holder has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE. An entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE. Refer to Note 3. Variable Interest Entities, for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated.
AFG Unconsolidated Financial Information
Financial information of AFG is presented in Schedule II to this Form 10-K as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017. Investments in subsidiaries are accounted for using the equity method of accounting in Schedule II.
Investments
The Investments - Debt Securities Topic of the ASC requires that all debt instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value.
Ambac’s non-VIE debt investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by the Investments - Debt Securities Topic of the ASC. Available-for-sale debt securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity and computed using amortized cost as the basis. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over a future term of the security. For structured debt securities with a large underlying pool of homogenous loans, such as mortgage-backed and asset-backed securities, premiums and discounts are adjusted for the effects of actual and anticipated prepayments. For other fixed income securities, such as corporate and municipal bonds, discounts were amortized or accreted over the remaining term of the securities. Ambac adopted ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities, on January 1, 2019. ASU 2017-08 shortened the amortization period for the premium on callable debt securities to the earliest call date. Under previous GAAP, Ambac generally amortized the premium over the contractual life (i.e. maturity) of the debt security and if that debt security was called, we would record a loss equal to the unamortized premium.
Ambac’s non-VIE investment portfolio also includes equity interests in pooled investment funds which are accounted for in accordance with the Investments - Equity Securities Topic of the ASC and reported as Other investments on the Consolidated Balance Sheet with income reported through Net investment income on the Statement of Total Comprehensive Income (Loss). Equity interests in the form of common stock or in-substance common stock are classified as trading securities and reported at

| Ambac Financial Group, Inc. 72 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

fair value while limited partner interests in such funds are reported using the equity method.
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
VIE investments in fixed income securities are carried at fair value as they are either considered as available for sale securities or under the fair value option election. For additional information about VIE investments, including fair value by asset-type, see Note 3. Variable Interest Entities.
Ambac has a formal impairment review process for fixed income available-for-sale securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of impairment that may be other than temporary in accordance with the Investments - Debt Securities Topic of the ASC. Factors considered to identify and assess securities for other than temporary impairment include: (i) fair values that have declined by 20% or more below amortized cost; (ii) market values that have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor, as applicable, and an analysis of projected defaults on the underlying collateral; (v) whether scheduled interest payments are past due; (vi) whether Ambac has the intent to sell the security; and (vii) whether it is more likely than not that Ambac will be required to sell a security before the anticipated recovery of its amortized cost basis. If we believe a decline in the fair value of a particular investment is temporary, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity on our Consolidated Balance Sheets. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an other-than-temporary impairment charge is recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the credit impairment loss is recognized in earnings, and the other-than-temporary amount related to all other factors is recognized in other comprehensive income. For fixed income securities that have other-than-temporary impairments in a period, the previous amortized cost of the security less the amount of the other-than-temporary impairment recorded through earnings becomes the investment’s new amortized cost basis. Ambac accretes the new amortized cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security.
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
Net Premiums
Gross premiums were received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability was established, which was initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability was initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at December 31, 2019 and 2018, was 2.4%. and 2.7%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2019 and 2018, was 8.5 and 8.7 years, respectively.
Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable include residential mortgage-backed securities ("RMBS"). As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk-free rate corresponding to the initial weighted average life of the related policy.

| Ambac Financial Group, Inc. 73 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

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
Additionally, the Company evaluates whether any premiums receivable are uncollectible at each balance sheet date and records an allowance for policies with a premium receivable impairment based on our expectation.
Similar to gross premiums, premiums ceded to reinsurers were paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset was established which is initially recorded as the cash amount paid. For installment premiums, a ceded premiums payable liability and offsetting deferred ceded premium asset were initially established in an amount equal to: i) the present value of future contractual premiums due or ii) if the underlying insured obligation is a homogenous pool of assets, the present value of expected premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both upfront and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time as the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums.
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
Loans
Loans are reported at either their outstanding principal balance less unamortized discount or at fair value.

•
Loans not held by consolidated VIEs are reported at their outstanding principal balance less unamortized discount and are reported within Other assets on the Consolidated Balance Sheet. Interest income is earned using the effective interest method based upon interest accrued on the unpaid principal balance adjusted for accretion of discounts. A loan is considered impaired when, based on the financial condition of the borrower, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement.

•
Loans held by VIEs consolidated as required under the Consolidation Topic of the ASC are carried at fair value under the fair value option election with changes in fair value recorded in Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss). Such loans are reported as Loans, at fair value within the Variable interest entity assets section of the Consolidated Balance Sheet.

Derivative Contracts
The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. None of Ambac’s derivative contracts are designated as hedges under the Derivatives and Hedging Topic of the ASC. Ambac's derivatives consist primarily of interest rate swaps and futures contracts.

•
Ambac maintains a portfolio consisting primarily of interest rate swaps and futures contracts to economically hedge interest rate risk in the financial guarantee and investment portfolios. This portfolio also includes legacy interest rate swaps with asset-backed securitization issuers, states, municipalities and their authorities which were written in connection with their financings. Changes in fair value of these interest rate derivatives are recorded, along with changes in fair value of Ambac's remaining credit derivatives, within Net gains (losses) on derivative contracts on the Consolidated Statements of Total Comprehensive Income (Loss).

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

| Ambac Financial Group, Inc. 74 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

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
Insurance Intangible Asset
Upon Ambac's emergence from bankruptcy in 2013, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying values of our financial guarantee insurance and reinsurance contracts continue to be reported and measured in accordance with their existing accounting policies. Pursuant to the Financial Services-Insurance Topic of the ASC, the insurance intangible is to be measured on a basis consistent with the related financial guarantee insurance and reinsurance contracts. The insurance intangible asset is amortized using a level-yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts and is applied to groups of contracts with similar characteristics.
Restricted Cash
Cash that we do not have the right to use for general purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes (i) consolidated variable interest entity cash restricted to support the obligations of the consolidated VIEs and (ii) cash held by Ambac Assurance received from its investment in Secured Notes and pledged for the benefit of holders of Secured Notes (other than Ambac Assurance).
Loss and Loss Expenses
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
A loss reserve is recorded on the balance sheet on a policy-by-policy basis based upon the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows consider the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considers future recoveries related to breaches of contractual representations and warranties by RMBS transaction sponsors, remediation strategies, excess spread and other contractual cash flows on public finance and structured finance transactions (including RMBS). Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not estimate recoveries for litigations where its sole claim is for fraudulent inducement, since any remedies under such claims would be non-contractual.

•
Net claim cash outflow policies represent contracts where the PV of expected cash outflows are greater than the PV of expected recovery cash inflows. For such policies, a “Loss and loss expense reserves” liability is recorded for the excess of the PV of expected net claim cash outflows over the unearned premium revenue.

•
Net recovery cash inflow policies represent contracts where the PV of expected recovery cash inflows are greater than the PV of expected claim cash outflows. For such policies, a “Subrogation recoverable” asset is recorded.

The evaluation process for determining expected losses is subject to certain judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Ambac’s loss reserves are based on management’s ongoing review of the financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Risk Management Group ("RMG") to track credit migration of insured obligations from period to period and update internal classifications and credit ratings for each transaction. Non-adversely classified credits are assigned a Class I rating while adversely classified credits are assigned a rating of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed or student loan securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection efforts could cause an increase in the delinquency and the potential for default of the underlying obligation. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and of default related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool and (iii) foreclosure and real estate owned disposition strategies and timelines.
All credits are assigned risk classifications by RMG using the following guidelines:
CLASS I - “Fully Performing - Meets Ambac Criteria with Remote Probability of Claim” - Credits that demonstrate adequate security and structural protection with a strong capacity to pay interest,

| Ambac Financial Group, Inc. 75 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

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

The population of credits evaluated in Ambac’s loss reserve process are: (i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the par outstanding on the credit; (ii) internally developed default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by senior RMG officers. For certain credit exposures, Ambac’s additional monitoring, loss remediation efforts and probabilities of potential settlement outcomes may provide information relevant to adjust this estimate of “base case” statistical expected losses. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted scenarios to determine an adjusted statistical expected loss that better reflects management’s view of a given transaction’s expected losses, as well as the potential for additional remediation activities (e.g., commutations).
The second approach entails the use of cash-flow based models to estimate expected losses (future claims, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s RMG group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or third party models and tools to project future losses and resultant claim payment estimates. We utilize cash flow models for RMBS, student loan, Puerto Rico and other exposures. RMBS and student loan models use historical performance of the collateral pools in order to then derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In other cases, such as many public finance exposures, including our Puerto Rico exposures, we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the fiscal, economic, legal and political framework. In this approach, a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance an insured issue, Ambac’s ability to execute a potential settlement (i.e., commutation) of the insurance policy, including the impact on future installment premiums, and/or other restructuring scenarios. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors.
The discount factor applied to the statistical expected loss approach is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. For the cash flow scenario approach, discount factors are applied based on a risk-free discount rate term structure and correspond to the date of each respective cash flow payment or

| Ambac Financial Group, Inc. 76 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

recovery and the exposure currency. Discount factors are updated for the current risk-free rate each reporting period.
Ambac establishes loss expense reserves based on our estimate of expected net cash outflows for loss expenses, such as legal and consulting costs.
Below we provide further details of our loss reserve models for both RMBS and student loan exposures:
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
For the liabilities of the transaction which we insure, we generally utilize waterfall projections generated from a tool provided by a market accepted vendor.  This waterfall tool allows us to capture the impact of each transaction’s specific structure (e.g., the waterfall priority of payments, triggers, redemption priority) to generate our specific projected claims profile in the base, upside and downside scenarios.

On a monthly basis, we compare monthly claims submitted against the trustees’ reports, waterfall projections and our understanding of the transactions’ structures to identify and resolve discrepancies. We also review the vendor’s published waterfall revisions to identify significant discrepancies. Resolving discrepancies is challenging and may take place over an extended period of time. Moreover, transaction documents are subject to interpretation, and our interpretation or that of the vendor and as reflected in our loss reserves may prove to be incorrect and/or not consistent with trustees directing cash flows in the future. In some cases, we may utilize an alternative waterfall structure when our legal and commercial analysis of the transaction’s payment structure differs from the vendor’s waterfall structure.
In our experience, market performance and model characteristics change and therefore need to be updated and reflected in our models through time. As such, we conduct regular reviews of current models, alternative models and the overall approach to loss estimation.
RMBS Representation and Warranty Subrogation Recoveries
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
Generally, subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans for repurchase to the contractual counterparty bearing the repurchase obligation, which is typically the transaction sponsor. To effect a repurchase, depending on the transaction, the sponsor is obligated to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid

| Ambac Financial Group, Inc. 77 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for loans that have already been liquidated or charged-off, the amount of the realized loss (which in certain cases may exclude accrued unpaid interest). In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for previously paid claims. Notwithstanding the reimbursement of previous claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall. Ambac may also receive payments directly from transaction sponsors in settlement of their repurchase obligations pursuant to negotiated settlement agreements or otherwise as a result of related litigation.
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
Our ability to realize RMBS R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries; intervention by OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize RMBS R&W subrogation recoveries for any reason or the realization of RMBS R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition and may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued and/or insured by Ambac or Ambac Assurance.
The approach used to estimate RMBS R&W subrogation recoveries is based on obtaining loan files from the original pool and conducting loan file re-underwriting to derive a breach rate to be extrapolated to determine an estimated repurchase obligation. We limit the estimated repurchase obligation by ever-to-date incurred losses.
Multiple probability-weighted scenarios are developed by applying various realization factors to the estimated repurchase obligation. The realization factors in these scenarios reflect Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including, but not limited to, (i) discussions with external legal counsel and their views on ultimate settlement and/or litigation outcomes, (ii) assessment of the strength of the specific case and (iii) experience in settling similar claims. The probability weightings are developed based on the unique facts and circumstances for each transaction. The sum of these probability-weighted scenarios represents the undiscounted RMBS R&W subrogation recovery, which is then discounted using a factor derived from a risk-free discount rate term structure that corresponds to the estimated date of each respective recovery.
Student Loan Expected Loss Estimate
The student loan insured portfolio consists of credits collateralized by private student loans. The calculation of loss reserves for our student loan portfolio involves evaluating numerous factors that can impact ultimate losses. The factor which contributes the greatest degree of uncertainty in ascertaining appropriate loss reserves is the long final legal maturity date of the insured bonds. Most of the student loan bonds which we insure were issued with

| Ambac Financial Group, Inc. 78 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

original terms of 20 to 40 years until final maturity. Since our policy covers timely interest and ultimate principal payment, our loss projections must make assumptions for many factors covering a long time horizon. Key assumptions that will impact ultimate losses include, but are not limited to, the following: collateral performance (which is highly correlated to the economic environment); interest rates; operating risks associated with the issuer, servicers, special servicers, and administrators; investor appetite for tendering or commuting insured obligations and; as applicable, Ambac’s ability and willingness to commute policies. In addition, we consider in our student loan loss projections the potential impact, if any, of proposed or final regulatory actions or orders, including by the Consumer Financial Protection Bureau ("CFPB"), affecting our insured transactions.
In evaluating our student loan portfolio, our losses are projected using a cash flow modeling approach. In order to project collateral performance under the cash flow approach, we use a default projection tool that constructs lifetime cohort default curves based on loan and deal-level historical performance data. To determine ultimate losses on the transactions, the cohort default curves are used to extrapolate future default behavior. Additionally, a regression-based model is used to estimate recoveries on defaulted loans. This regression-based recovery forecast is grounded in deal-level performance data. For the liabilities of the transaction which we insure, the transaction losses are then incorporated into a waterfall tool to develop loss estimates for our exposures in various base, upside and downside scenarios.
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
Long-Term Debt
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
For long-term debt issued by consolidated VIEs in which Ambac's variable interest arises from financial guarantees written by Ambac's subsidiaries ("FG VIEs"), we may elect to use the fair value option on an instrument by instrument basis. When the fair value option is elected, changes in the fair value of the FG VIEs' long-term debt is reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss), except for the portion of the total change in fair value of financial liabilities caused by changes in the instrument-

specific credit risk which is presented separately in Other comprehensive income (loss). In cases where the fair value option has not been elected, the FG VIEs' long-term debt is carried at par less unamortized discount, with interest expense reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).
Noncontrolling Interest
At December 31, 2019 and 2018, Ambac Assurance had 5,501 and 4,115 shares of issued and outstanding AMPS with a liquidation preference of $138 and $103 (reported as noncontrolling interest of $60 and $41 on Ambac's balance sheet), respectively. The auction occurs every 28 days and the dividend rate has continuously been reset at the maximum rate of one-month LIBOR plus 200 basis points.
Under the terms of the AMPS, dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided, that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for, enabling AFG (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on its AMPS since 2010.
Employee Benefits
Postretirement and Postemployment Benefits
Ambac provides postretirement and postemployment benefits, including health and life benefits covering employees who meet certain age and service requirements. Ambac accounts for these benefits under the accrual method of accounting. Amounts related to the postretirement health benefits liability are established and charged to expense based on actuarial determinations.
Incentive Compensation
Incentive compensation is a key component of our compensation strategy. Incentive compensation has two components: short term incentive compensation (consisting of an annual cash bonus and awards of deferred stock units for certain officers) and long term incentive plan awards (consisting of cash awards and restricted and performance stock units). Annual decisions with regard to incentive compensation are generally made in the first quarter of each year and are based on the prior year's performance for the Company, the employee and the employee's business unit.
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

| Ambac Financial Group, Inc. 79 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Ambac recognizes compensation costs for all equity classified awards granted at fair value and records forfeitures for unvested shares only when they occur.
The types of equity awards granted to employees are as follows:

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
Operating Leases
Ambac adopted the New Lease Standard as further described below in this Note 2. A contract contains a lease if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Ambac's evaluation of whether certain contracts contain leases may require judgment regarding what party controls the asset and whether the asset is physically distinct.
Ambac is the lessee in leases which are classified as operating leases that recognize a single lease cost, calculated so that the cost is allocated over the lease term generally on a straight-line basis over the lease term within operating expenses in the Consolidated Statements of Total Comprehensive Income (Loss). The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For such operating leases, Ambac recognizes a right-of-use asset ("ROU") and a lease liability, initially measured at the present value of the lease payments, on the later of the adoption date or lease commencement date. The discount rate used to initially measure the right of use assets and lease liabilities was based on Ambac's estimated secured borrowing rate. The Ambac Note, more fully described in Note 1.

Background and Business Description was a significant data point in estimating this rate.
For contracts where Ambac is the lessee, we have elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify for that exemption, we will not recognize ROU assets or lease liabilities. For all contracts where Ambac is the lessee and lessor we have also elected the practical expedient to not separate lease and non-lease components.
Depreciation and Amortization
Depreciation of furniture and fixtures, certain information technology development costs and electronic data processing equipment is charged over the estimated useful lives of the respective assets, ranging from three to five years, using the straight-line method. Amortization of leasehold improvements is charged over the remaining term of the respective operating lease using the straight-line method.
Foreign Currency
Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the ASC. The functional currencies of Ambac's subsidiaries are the local currencies of the country where the respective subsidiaries are based, which are also the primary operating environments in which the subsidiaries operate.
Foreign currency translation: Functional currency assets and liabilities of Ambac’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments, net of deferred taxes, are included as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. Functional currencies operating results of foreign subsidiaries are translated using average exchange rates.
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $12, $(7) and $21 for the years ended December 31, 2019, 2018 and 2017, of which $22, $7, and $(5) relate to investments, classified in Net realized investment gains (losses), $(10), $2, and $(2) relate to the remeasurement of premiums receivable, and $(1), $(15), and $29 relate to the remeasurement of loss reserves, classified in Loss and loss expenses, respectively. Foreign currency transaction gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.
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

| Ambac Financial Group, Inc. 80 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

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

The level of deferred tax asset recognition is influenced by management’s assessment of future profitability, which depends on the existence of sufficient taxable income within the carry forward periods available under the tax law.
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units (together, "Basic Weighted Average Shares Outstanding"). Diluted net income per share is computed by dividing net income attributable to common stockholders by the Basic Weighted-Average Shares Outstanding plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, vested and unvested options, unvested restricted stock units and performance stock units granted under employee and director compensation plans.

Supplemental Disclosure of Cash Flow Information

Year Ended December 31,	2019	2018	2017
Cash paid during the period for:
Income taxes	$21	$35	$40
Interest on long-term debt and investment agreements	143	232	39
Non-cash financing activities:
Increase in long-term debt in exchange for AMPS	—	187	—
Decrease in long-term debt as a result of an exchange for investment securities	—	—	55
Rehabilitation exit transaction discharge of all Deferred Amounts and cancellation of certain General Account Surplus Notes	—	1,919	—

December 31,	2019	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flow:
Cash and cash equivalents	$24	$63	$624
Restricted cash	55	19	—
Variable Interest Entity Restricted cash	2	1	1
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	81	83	625

| Ambac Financial Group, Inc. 81 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Recently Adopted Accounting Standards
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
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU was subsequently amended by ASU 2018-01, Land Easement Practical Expedient; ASU 2018-10, Codification Improvements to Topic 842; ASU 2018-11, Targeted Improvements; ASU 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Leases (Topic 842): Codification Improvements (collectively the "New Lease Standard"). The primary difference between previous GAAP and the New Lease Standard is the recognition of lease assets and lease liabilities for those leases classified as operating leases with a term longer than 12 months. For those operating leases, a lessee is required to: 1) recognize a right-of-use asset ("ROU") and a lease liability, initially measured at the present value of the lease payments, on the balance sheet, 2) recognize a single lease cost, calculated so that the cost is allocated over the lease term generally on a straight-line basis and 3) classify all cash payments within operating activities in the statement of cash flows. For leases classified as finance leases under the New Lease Standard, the balance sheet presentation and expense recognition pattern is similar to capital leases under previous GAAP.
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
The new new lease standard did not have a material effect on our financial statements. The most significant effects related to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases of approximately $15 at transition and (2) providing significant new disclosures about our leasing activities.
See Note 16. Leases for further information.
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

FG VIEs
Ambac’s subsidiaries provide financial guarantees in respect of assets held or debt obligations of VIEs. Ambac’s primary variable interest exists through this financial guarantee contract. The

| Ambac Financial Group, Inc. 82 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

transaction structures provide certain financial protection to Ambac. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, Ambac will obtain certain control rights that enable Ambac to remediate losses. These rights may enable Ambac to direct the activities of the entity that most significantly impact the entity’s economic performance. Under a 2018 Stipulation and Order, the OCI requires Ambac Assurance to obtain their approval with respect to the exercise of certain significant control rights in connection with policies that had previously been allocated to the Segregated Account. Accordingly, Ambac Assurance does not have the right to direct the most significant activities of those FG VIEs.

•
We determined that Ambac’s subsidiaries generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). As further described below, Ambac consolidates certain FG VIEs in cases where we also have the power to direct the activities that most significantly impact the VIE’s economic performance due to one or more of the following: (i) the transaction experiencing deterioration and breaching performance triggers, giving Ambac the ability to exercise certain control rights, (ii) Ambac being involved in the design of the VIE and receiving control rights from its inception, or (iii) the transaction not experiencing deterioration, however due to the passive nature of the VIE, Ambac's contingent control rights upon a future breach of performance triggers is considered to be the power over the most significant activity.

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

◦
In cases where the fair value option has not been elected, the FG VIE's invested assets are fixed income securities and are considered available-for-sale as defined by the Investments - Debt Securities Topic of the ASC. These assets are reported in the financial statements at fair value with unrealized gains and losses reflected in Accumulated other comprehensive income (loss) in Stockholders' equity. The financial liabilities of these FG VIEs consist of long term debt obligations and are carried at par less unamortized discount. Income from the FG VIE's available-for-sale securities (including investment income, realized gains and losses and other-than-temporary impairments as applicable) and interest expense on long term debt are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).

•
Upon initial consolidation of a FG VIE, Ambac recognizes a gain or loss in earnings for the difference between: (i) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and (ii) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a FG VIE, Ambac recognizes a gain or loss for the difference between: (i) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and (ii) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).

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

FG VIEs which are consolidated may include non-recourse assets or liabilities. FG VIEs' liabilities (and in some cases assets) that are insured by the Company are with recourse, because the Company guarantees the payment of principal and interest in the event the issuer defaults. FG VIEs' assets and liabilities that are not insured by the Company are without recourse, because Ambac has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. Therefore, the Company’s exposure to consolidated FG VIEs is limited to the financial guarantees issued for recourse assets and liabilities and any additional variable interests held by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have

| Ambac Financial Group, Inc. 83 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and Ambac Assurance:

December 31,	2019			2018
ASSETS:	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
Fixed income securities, at fair value:
Corporate obligations, fair value option	$2,957	$—	$2,957	$2,737	$—	$2,737
Municipal obligations, available-for-sale (1)	—	164	164	—	—	—
Total FG VIE fixed income securities, at fair value	2,957	164	3,121	2,737	—	2,737
Restricted cash	1	1	2	1	—	1
Loans, at fair value (2)	3,108	—	3,108	4,288	—	4,288
Derivative assets	52	—	52	66	—	66
Other assets	1	2	3	1	—	1
Total FG VIE assets	$6,119	$167	$6,286	$7,093	$—	$7,093
LIABILITIES:
Accrued interest payable	$1	$—	$1	$1	$—	$1
Long-term debt:
Long-term debt, at fair value (3)	4,351	—	4,351	5,269	—	5,269
Long-term debt, at par less unamortized discount	—	203	203	—	—	—
Total long-term debt	4,351	203	4,554	5,269	—	5,269
Derivative liabilities	1,657	—	1,657	1,712	—	1,712
Total FG VIE liabilities	$6,009	$203	$6,212	$6,981	$—	$6,981
Number of FG VIEs consolidated	6	1	7	7	—	7

(1)
Available-for-sale securities consist of municipal obligations with an amortized cost basis of $139 and aggregate gross unrealized gains and (losses) of $25 at December 31, 2019. All such securities had contractual maturities due after ten years as of December 31, 2019.

(2)	The unpaid principal balances of loan assets carried at fair value were $2,618 as of December 31, 2019 and $3,418 as of December 31, 2018.

(3)	The unpaid principal balances of long-term debt carried at fair value were $3,800 as of December 31, 2019 and $4,553 as of December 31, 2018.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

Year ended December 31,	2019	2018	2017
Net change in fair value of VIE assets and liabilities reported under the fair value option	$13	$3	$20
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	—	(1)	—
Net change in fair value of VIE assets and liabilities reported in earnings	14	2	20
Investment income on available-for-sale securities	10	—	—
Net realized investment gains (losses) on available-for-sale securities	13	—	—
Interest expense on long-term debt carried at par less unamortized cost	(11)	—	—
Other expenses	(1)	—	—
Gain (loss) from consolidating FG VIEs	15	—	—
Gain (loss) from de-consolidating FG VIEs	(2)	2	—
Income (loss) on variable interest entities	$38	$3	$20

As further discussed in Note 7. Financial Guarantee Insurance Contracts, on February 12, 2019, in connection with the COFINA POA, the COFINA Class 2 Trust was established. Ambac was required to consolidate the COFINA Class 2 Trust, which resulted in a gain of $15. The 2019 balance sheet impact of this additional VIE on the date of consolidation was an increase to total consolidated assets and liabilities by $292 and $364, respectively. Ambac deconsolidated one, four and one VIEs for the years ended December 31, 2019, 2018 and 2017, respectively. These VIEs were deconsolidated as a result of guaranteed bond retirements or loss mitigation activities that eliminated or reduced Ambac's control rights that previously required Ambac to consolidate these entities, and resulted in the gain (loss) on deconsolidation noted in the above

| Ambac Financial Group, Inc. 84 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

table. The 2019 balance sheet impact of the deconsolidation was a decline in total consolidated assets and liabilities by $1,233 and $1,230 from December 31, 2018, to December 31, 2019.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of December 31, 2019 and 2018:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
December 31, 2019:
Global structured finance:
Mortgage-backed—residential	$5,373	$1,913	$523	$—
Other consumer asset-backed	1,373	31	216	—
Other commercial asset-backed	314	9	6	—
Other	1,107	7	18	8
Total global structured finance	8,165	1,961	762	8
Global public finance	23,341	287	321	—
Total	$31,506	$2,247	$1,083	$7

December 31, 2018:
Global structured finance:
Collateralized debt obligations	$10	$—	$—	$—
Mortgage-backed—residential	6,713	1,859	547	—
Other consumer asset-backed	1,701	15	238	—
Other commercial asset-backed	873	21	12	—
Other	2,123	53	301	7
Total global structured finance	11,420	1,949	1,098	7
Global public finance	24,146	309	335	(1)
Total	$35,566	$2,258	$1,434	$6

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

Ambac Sponsored Non-consolidated VIEs
In 1994, Ambac established a VIE to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order, as discussed above. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 9. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At December 31, 2019 and 2018 the fair value of this entity was $3 and $5, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of the entity's debt outstanding was $403 and $393 at December 31, 2019 and 2018, respectively. The entity's assets are utility obligations with a weighted average rating of BBB+ at December 31, 2019, and weighted average life of 1.1 years. Purchases by this entity of financial

| Ambac Financial Group, Inc. 85 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

assets from Ambac were financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of December 31, 2019, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

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

On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its owner trust certificate as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $46 and $40 as of December 31, 2019 and 2018, respectively.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, LLC ("Ambac LSNI"). Ambac LSNI issued Secured Notes in connection with the Rehabilitation Exit Transactions. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its holdings of Secured Notes within Fixed income securities in the Consolidated Balance Sheets. The carrying value of Secured Notes held by Ambac was $535 and $656 as of December 31, 2019 and 2018, respectively. Ambac's debt obligation to the VIE (the Ambac Note) had a carrying value of $1,763 and $1,940 at December 31, 2019 and 2018, respectively, and is reported within Long-term debt on the Consolidated Balance Sheets.

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income (loss) for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Year Ended December 31, 2019:
Beginning Balance	$86	$9	$(142)	$(2)	$(49)
Other comprehensive income (loss)before reclassifications	142	1	26	—	168
Amounts reclassified from accumulated other comprehensive income (loss)	(76)	(1)	—	—	(78)
Net current period other comprehensive income (loss)	65	(1)	26	—	91
Balance at December 31, 2019	$151	$8	$(116)	$(2)	$42

Year ended December 31, 2018:
Beginning Balance	$31	$11	$(94)	$—	$(52)
Adjustments to opening balance, net of taxes (3)	—	—	—	(3)	(3)
Adjusted balance, beginning of period	31	11	(94)	(3)	(55)
Other comprehensive income before reclassifications	136	(1)	(48)	—	87
Amounts reclassified from accumulated other comprehensive income	(81)	(1)	—	1	(81)
Net current period other comprehensive income (loss)	55	(2)	(48)	1	6
Balance at December 31, 2018	$86	$9	$(142)	$(2)	$(49)

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.

(2)	Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

(3)
Beginning in 2018, credit risk changes of fair value option liabilities are reflected as a component of Accumulated Other Comprehensive Income pursuant to the adoption of ASU 2016-01. Refer to Note 2. Basis of Presentation and Significant Accounting Policies for further information regarding this change.

| Ambac Financial Group, Inc. 86 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Year Ended December 31,
	2019	2018
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(81)	$(82)	Net realized investment gains (loses)
	4	1	Provision for income taxes
	$(76)	$(81)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(1)	$(1)	Other income
Actuarial gains (losses)	—	—	Other income
	(1)	(1)	Total before tax
	—	—	Provision for income taxes
	$(1)	$(1)	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$—	$1	Credit risk changes of fair value option liabilities
	—	—	Provision for income taxes
	—	1	Net of tax and noncontrolling interest
Total reclassifications for the period	$(78)	$(81)	Net of tax and noncontrolling interest

5. NET INCOME PER SHARE
As of December 31, 2019, 45,555,400 shares of AFG's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,783 shares of new common stock at an exercise price of $16.67 per share were outstanding. For the three years ended December 31, 2019, 2018 and 2017, 0, 194 and 0 warrants were exercised, respectively, resulting in an issuance of 0, 194 and 0 shares of common stock, respectively.
On June 30, 2015, the Board of Directors of AFG authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 of warrants. On November 3, 2016, the Board of Directors of AFG authorized a $10 increase to the warrant repurchase program. For the years ended December 31, 2019 and 2018, AFG did not repurchase any warrants. As of December 31, 2019, AFG had repurchased 985,331 warrants at a total cost of $8 (average cost of $8.21 per warrant). The remaining aggregate authorization at December 31, 2019 was $12. In connection with the AMPS Exchange, AFG issued 824,307 of the repurchased warrants at a price of $9.72 per warrant on August 3, 2018. Refer to Note 1. Background and Business Description for further discussion of the AMPS Exchange.

The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

Year Ended December 31,	2019	2018	2017
Basic weighted average shares outstanding	45,954,908	45,665,883	45,367,932
Effect of potential dilutive shares(1):
Warrants	—	441,104	—
Stock options	—	—	—
Restricted stock units	—	77,572	—
Performance stock units (2)	—	375,276	—
Diluted weighted average shares outstanding	45,954,908	46,559,835	45,367,932
Anti-dilutive shares excluded from the above reconciliation
Stock options	16,667	16,667	126,667
Warrants	4,877,783	—	4,053,670
Restricted stock units	249,263	—	68,654
Performance stock units (2)	872,258	—	322,943

(1)
For the years ended December 31, 2019 and 2017, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

| Ambac Financial Group, Inc. 87 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

(2)
Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.

6. FINANCIAL GUARANTEES IN FORCE
Financial guarantees outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Financial guarantees outstanding includes the exposure of policies that insure capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Financial guarantees outstanding exclude the exposures of policies that insure bonds which have been called, pre-refunded or refunded and excludes exposure of the policy that insures the notes issued by Ambac LSNI as defined in Note 1. Background and Business Description. The gross par amount of financial guarantees outstanding was $43,908 and $52,055 at December 31, 2019 and 2018, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $38,018 and $46,927 at December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

Net Par Outstanding December 31,	2019	2018
Public Finance:
Housing revenue (1)	$5,991	$6,159
Lease and tax-backed revenue	5,102	7,565
General obligation	3,011	4,214
Higher education	885	1,168
Transportation revenue	855	1,754
Utility revenue	768	1,178
Other	1,041	1,404
Total Public Finance	17,653	23,442
Structured Finance:
Mortgage-backed and home equity	4,423	5,510
Investor-owned utilities	1,675	1,754
Student loan	769	934
Structured Insurance	395	1,365
Asset-backed and other	246	384
Total Structured Finance	7,508	9,947
International Finance:
Sovereign/sub-sovereign	5,264	5,250
Investor-owned and public utilities	4,436	4,499
Asset-backed and other	1,625	2,176
Transportation	1,532	1,613
Total International Finance	12,857	13,538
Total	$38,018	$46,927

(1)	Includes $5,654 and $5,759 of Military Housing net par at December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the International Finance guaranteed portfolio by location of risk was as outlined in the table below:

Net Par Outstanding December 31,	2019	2018
United Kingdom	$10,593	$10,965
Italy	767	811
Austria	674	712
Australia	382	384
France	303	312
Other international (1)	138	354
Total International Finance	$12,857	$13,538

(1)	Other international may include components of U.S. exposure.
Gross financial guarantees in force (principal and interest) were $69,826 and $87,543 at December 31, 2019 and 2018, respectively. Net financial guarantees in force (after giving effect to reinsurance) were $58,245 and $77,972 as of December 31, 2019 and 2018, respectively.
In the United States, California, Colorado and New York were the states with the highest aggregate net par amounts in force, accounting for 6.7%, 6.3% and 6.1% of the total at December 31, 2019, respectively. No other state accounted for more than 5.0%. The highest single insured risk represented 2.7% of the aggregate net par amount guaranteed.
7. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

Year Ended December 31,	2019	2018	2017
Beginning premium receivable	$495	$586	$661
Premium receipts	(48)	(56)	(82)
Adjustments for changes in expected and contractual cash flows (1)	(38)	(42)	(30)
Accretion of premium receivable discount	11	15	16
Deconsolidation of certain VIEs	3	—	—
Changes to uncollectable premiums	(2)	2	—
Other adjustments (including foreign exchange)	(6)	(10)	21
Ending premium receivable (2)	$416	$495	$586

| Ambac Financial Group, Inc. 88 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

(1)	Adjustments for changes in expected and contractual cash flows primarily due to reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.

(2)
Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At December 31, 2019, 2018 and 2017 premium receivables include British Pounds of $129 (£97), $131 (£103) and $152 (£112), respectively, and Euros of $26 (€23), $31 (€27) and $36 (€30), respectively.

In evaluating the credit quality of the premium receivables, management evaluates the obligor's ability to pay. For structured finance transactions, this evaluation will include a review of the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures, in the transaction's waterfall structure. The financial guarantee premium is generally senior in the waterfall. An allowance for uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. At December 31, 2019 and 2018, $9 and $7 respectively, of premium receivables were deemed uncollectable.
The effect of reinsurance on premiums written and earned was as follows:

Year Ended December 31,	Direct	Assumed	Ceded (1)	Net Premiums
2019:
Written	$(28)	$—	$31	$(60)
Earned	75	—	10	66
2018:
Written	$(24)	$—	$17	$(41)
Earned	119	—	8	111
2017:
Written	$(14)	$—	$(2)	$(12)
Earned	190	—	15	175

(1)	Includes ceded premium activity related to the execution of reinsurance transactions in the years ended December 31, 2019 and 2018.
Ambac’s accelerated premium revenue for retired obligations for the years ended December 31, 2019, 2018 and 2017, was $10, $32 and $64, respectively.
The following table summarizes net premiums earned by location of risk:

Year Ended December 31,	2019	2018	2017
United States	$55	$88	$134
United Kingdom	17	19	33
Other international	(6)	5	8
Total	$66	$111	$175

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at December 31, 2019:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
March 31, 2020	$14	$10
June 30, 2020	11	10
September 30, 2020	10	10
December 31, 2020	9	10
Twelve months ended:
December 31, 2021	37	36
December 31, 2022	36	34
December 31, 2023	34	32
December 31, 2024	33	30
Five years ended:
December 31, 2029	143	124
December 31, 2034	102	82
December 31, 2039	47	38
December 31, 2044	22	14
December 31, 2049	9	5
December 31, 2054	1	1
Total	$508	$436

(1)	Future premiums to be collected are undiscounted and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet.

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

| Ambac Financial Group, Inc. 89 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Loss and Loss Expense Reserves
A loss reserve is recorded on the balance sheet on a policy-by-policy basis as further described in Note 2. Basis of Presentation and Significant Accounting Policies. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at December 31, 2019 and 2018:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Claims and Loss Expenses	Recoveries
December 31, 2019:
Loss and loss expense reserves	$1,835	$(233)	$(54)	$1,548
Subrogation recoverable	131	(2,160)	—	(2,029)
Totals	$1,966	$(2,394)	$(54)	$(482)

December 31, 2018:
Loss and loss expense reserves	$2,246	$(314)	$(107)	$1,826
Subrogation recoverable	176	(2,109)	—	(1,933)
Totals	$2,422	$(2,422)	$(107)	$(107)

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods.

Year Ended December 31,	2019	2018	2017
Beginning gross loss and loss expense reserves	$(107)	$4,114	$3,696
Reinsurance recoverable	23	41	31
Beginning balance of net loss and loss expense reserves	(130)	4,073	3,665
Losses and loss expenses (benefit) incurred:
Current year	1	5	6
Prior years (1)	12	(228)	507
Total (2)(3)	13	(224)	513
Loss and loss expenses (recovered) paid:
Current year	—	—	1
Prior years (1)	318	3,963	133
Total	318	3,964	134
Foreign exchange effect	(1)	(15)	29
Ending net loss and loss expense reserves	(436)	(130)	4,073
Impact of VIE consolidation	(72)	—	—
Reinsurance recoverable (4)	26	23	41
Ending gross loss and loss expense reserves	(482)	(107)	4,114

(1)
2018 loss and loss expenses (recovered) paid includes the settlement of Deferred Amounts and Interest Accrued on Deferred Amounts in the amount of $3,000 and $857, respectively in connection with the Rehabilitation Exit Transactions through a combination of cash, surplus notes and secured notes. 2018 loss and loss expenses incurred includes a $288 loss and loss expense benefit on these settled Deferred Amounts.

(2)	Total losses and loss expenses (benefit) includes $(7), $(2) and $20 for the years ended December 31, 2019, 2018 and 2017, respectively, related to ceded reinsurance.

(3)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranty recoveries for the year ended December 31, 2019, 2018 and 2017 was $42, $62 and $72, respectively.

(4)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $0, $1 and $0 as of December 31, 2019, 2018 and 2017, respectively, related to previously presented loss and loss expenses and subrogation.

For 2019, the adverse development in prior years was primarily a result of deterioration in Public Finance credits, primarily Puerto Rico, partially offset by the benefit for (i) the Ballantyne Re plc ("Ballantyne") and Puerto Rico COFINA commutations, and (ii) positive development in the RMBS and Student Loan portfolios.
For 2018, the net positive development in prior years was primarily a result of the discount recorded on the Rehabilitation Exit Transactions partially offset by negative development in the Public Finance portfolio and interest accrued on Deferred Amounts prior to the Rehabilitation Exit Transactions.
For 2017, the net adverse development in prior years was primarily the result of negative development in certain public finance transactions, including Puerto Rico, and interest accrued on Deferred Amounts partially offset by positive developments in certain Ambac UK transactions, including a benefit of $145 related to a confidential settlement of litigation brought by Ambac UK in the name of Ballantyne that reduced the ultimate Ballantyne claims Ambac UK was expecting to pay.

| Ambac Financial Group, Inc. 90 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at December 31, 2019 and 2018. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at December 31, 2019 and 2018 was 2.1% and 2.8%, respectively.

	Surveillance Categories as of December 31, 2019
	I	IA	II	III	IV	V	Total
Number of policies	34	18	11	16	139	3	221
Remaining weighted-average contract period (in years) (1)	8	21	9	17	14	3	15
Gross insured contractual payments outstanding:
Principal	$668	$510	$277	$857	$3,819	$37	$6,168
Interest	340	507	128	366	1,678	11	3,029
Total	$1,007	$1,016	$404	$1,223	$5,498	$48	$9,197
Gross undiscounted claim liability	$2	$44	$21	$541	$1,778	$48	$2,434
Discount, gross claim liability	—	(5)	(1)	(152)	(381)	(2)	(541)
Gross claim liability before all subrogation and before reinsurance	$2	$39	$20	$389	$1,397	$46	$1,893
Less:
Gross RMBS subrogation (2)	$—	$—	$—	$—	$(1,777)	$—	$(1,777)
Discount, RMBS subrogation	—	—	—	—	49	—	49
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,727)	—	(1,727)
Less:
Gross other subrogation (3)	—	—	—	(41)	(666)	(13)	(720)
Discount, other subrogation	—	—	—	4	47	3	53
Discounted other subrogation, before reinsurance	—	—	—	(37)	(620)	(10)	(666)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$2	$39	$20	$353	$(950)	$36	$(501)
Less: Unearned premium revenue	$(1)	$(9)	$(1)	$(7)	$(35)	$—	$(54)
Plus: Loss expense reserves	1	1	1	4	67	—	73
Gross loss and loss expense reserves	$1	$30	$20	$349	$(918)	$36	$(482)
Reinsurance recoverable reported on Balance Sheet (4)	$—	$6	$7	$24	$(10)	$—	$26

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions including RMBS.

(4)	Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $26 related to future loss and loss expenses and $0 related to presented loss and loss expenses and subrogation.
| Ambac Financial Group, Inc. 91 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Surveillance Categories as of December 31, 2018
	I	IA	II	III	IV	V	Total
Number of policies	21	28	18	16	145	3	231
Remaining weighted-average contract period (in years) (1)	9	19	9	22	14	3	16
Gross insured contractual payments outstanding:
Principal	$917	$708	$623	$1,705	$5,407	$43	$9,403
Interest	488	632	293	6,979	2,178	13	10,583
Total	$1,404	$1,340	$916	$8,685	$7,585	$57	$19,986
Gross undiscounted claim liability	$4	$64	$36	$992	$2,296	$57	$3,448
Discount, gross claim liability	—	(13)	(3)	(434)	(638)	(4)	(1,092)
Gross claim liability before all subrogation and before reinsurance	$4	$51	$33	$558	$1,658	$52	$2,356
Less:
Gross RMBS subrogation (2)	$—	$—	$—	$—	$(1,810)	$—	$(1,810)
Discount, RMBS subrogation	—	—	—	—	39	—	39
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,771)	—	(1,771)
Less:
Gross other subrogation (3)	—	(11)	—	(137)	(625)	(13)	(785)
Discount, other subrogation	—	7	—	67	55	4	133
Discounted other subrogation, before reinsurance	—	(3)	—	(70)	(570)	(9)	(652)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$4	$47	$33	$489	$(682)	$43	$(66)
Less: Unearned premium revenue	$(1)	$(10)	$(5)	$(36)	$(54)	$—	$(107)
Plus: Loss expense reserves	1	4	3	(6)	63	—	66
Gross loss and loss expense reserves	$4	$41	$30	$446	$(672)	$43	$(107)
Reinsurance recoverable reported on Balance Sheet (4)	$—	$7	$4	$26	$(15)	$—	$23

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac's estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)	Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $23 related to future loss and loss expenses and $1 related to presented loss and loss expenses and subrogation.
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,123. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. Each issuing entity has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges or general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted and may continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to a material increase in permanent losses causing a material adverse impact on our results of operations and financial condition.

Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including demographic trends, economic growth, tax policy and revenues, impact of reforms, fiscal plans, government actions, political instability, budgetary performance and flexibility, weather events, restructuring and litigation outcomes, willingness to pay, as well as federal funding of Commonwealth needs. In the near term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure, heightening its vulnerability to additional weather events. The longer term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, among other factors, the management, usage and efficacy of federal resources.
Also important to Puerto Rico's economic growth, government reform and creditor outcomes is the Commonwealth Revised Fiscal Plan, certified by the Financial Oversight and Management Board for Puerto Rico ("Oversight Board") on May 9, 2019. The Commonwealth Revised Fiscal Plan outlines a series of reforms,

| Ambac Financial Group, Inc. 92 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

projects the fiscal and economic impact of those reforms, and provides forecasts of resulting budgetary surpluses over a fiscal year series. However, as was the case with prior Commonwealth fiscal plans, the Commonwealth Revised Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to predict the long-term capacity and willingness of the Puerto Rico government and its instrumentalities to pay debt service on bonded debt and how their debt burden and financial flexibility might affect Ambac Assurance's claim development potential, risk profile and long-term financial strength.
Substantial uncertainty exists with respect to the ultimate outcome for creditors in Puerto Rico, such as Ambac Assurance, due to, amongst other matters, the Commonwealth Plan of Adjustment or changes thereto; political uncertainty and leadership turnover; legislation enacted by the Commonwealth and the federal government, including PROMESA; and actions taken pursuant to such laws, including Title III filings. Ambac Assurance is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests. As a result of litigation or other aspects of the restructuring processes, including the Amended POA, the differences among the credits insured by Ambac Assurance may not be respected.
Ambac Assurance has participated and may continue to participate in mediation related to potential debt restructurings, which could include debt restructurings as contemplated by the Amended POA. Mediation may not be productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses. No assurances can be given that negotiations will be successfully concluded, that Commonwealth, Oversight Board and creditor parties will reach definitive agreements on additional debt restructurings, that any additional negotiated transaction debt restructuring, definitive agreement or plans of adjustment will be approved by the court and completed, or that any transaction or plans of adjustment will not have an adverse impact on Ambac's financial condition or results. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could further impair our exposures, causing losses that could have a material adverse impact on our results of operations and financial condition.
While our reserving scenarios account for a wide range of possible outcomes, reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith as well as the residual effects emanating from the damage caused by hurricanes Maria and Irma in 2017 and earthquakes that began in late December 2019, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially having a material adverse effect on our results of operations and financial position, and may be subject to material volatility.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the year ended December 31, 2019, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $250, which was primarily impacted by the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at December 31, 2019, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,000. This possible increase in loss reserves under stress or other adverse conditions is very significant and if we were to experience such incremental losses, our stockholders’ equity as of December 31, 2019 would decrease from $1,536 to $536. However, there can be no assurance that losses may not exceed such amount.
COFINA Debt Restructuring
On January 16-17, 2019, the hearings for the confirmation of the COFINA Plan of Adjustment ("COFINA POA") and the Commonwealth 9019 motion were held. On February 4, 2019, the COFINA POA was confirmed and the Commonwealth 9019 motion was approved by the U.S. District Court for the District of Puerto Rico. On February 12, 2019, the COFINA POA went effective. Pursuant to the POA, all existing COFINA senior and subordinate bonds were discharged and exchanged for cash and new COFINA current interest and capital appreciation bonds ("new COFINA bonds"). The cash and new COFINA bonds allocated to COFINA senior bondholders equaled approximately 93% (considering the new COFINA bonds at par) of such senior bondholders’ allowed claim, in the amount of the COFINA senior bond accreted value, as of, but not including, May 5, 2017 (the COFINA Title III Petition Date).
As a result of the COFINA POA, and subsequent commutations, amendments, and redemptions of obligations of the COFINA Class 2 Trust, Ambac Assurance's net par outstanding was reduced to $101 as of December 31, 2019. Ambac Assurance's remaining policy obligation of $101 net par is an asset of the COFINA Class 2 Trust, which holds a ratable distribution of new COFINA bonds, the interest and principal from which can be used to partially offset Ambac’s remaining insurance liability. As further discussed in Note 3. Variable Interest Entities, Ambac Assurance consolidates the COFINA Class 2 Trust.
At this time, it is unclear what impact the COFINA restructuring will have on the prospective recoveries of Ambac Assurance's other insured Puerto Rico instrumentalities.
Representation and Warranty Recoveries
Ambac records estimated RMBS R&W subrogation recoveries for breaches of R&W by sponsors of certain RMBS transactions. For a discussion of the approach utilized to estimate RMBS R&W

| Ambac Financial Group, Inc. 93 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies.
Ambac has recorded RMBS R&W subrogation recoveries of $1,727, ($1,702 net of reinsurance) and $1,771, ($1,744 net of reinsurance) at December 31, 2019 and 2018, respectively.
Below is the rollforward of RMBS R&W subrogation for the affected periods:

Year ended December 31,	2019	2018	2017
Discounted RMBS subrogation recovery (gross of reinsurance) at beginning of year	$1,771	$1,834	$1,907
All other changes (1)	(43)	(64)	(73)
Discounted RMBS subrogation recovery (gross of reinsurance) at end of year	$1,727	$1,771	$1,834

(1)
All other changes which may impact RMBS R&W subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor and the projected timing of recoveries. All other changes may also include estimates of potential sponsor settlements that may not have been subject to a sampling approach or have been executed, but the settlement amounts have not yet been received. Those that have not been subject to a sampling approach are not material to Ambac’s financial results and therefore are included in this table.

Assumed Reinsurance
Assumed par outstanding was $219 and $219 at December 31, 2019 and 2018, respectively.
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
Ambac Assurance’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $109 at December 31, 2019. Credit exposure existed at December 31, 2019, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. At December 31, 2019, there were ceded reinsurance balances payable of $29 offsetting this credit exposure.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac Assurance (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to $124 from its reinsurers at December 31, 2019. As of December 31, 2019, the aggregate amount of insured par ceded by Ambac

Assurance to reinsurers under reinsurance agreements was $5,890 with the largest reinsurer accounting for $2,746 or 6.3% of gross par outstanding at December 31, 2019.
The following table represents the percentage ceded to reinsurers and unsecured reinsurance recoverable at December 31, 2019.

Reinsurers	Percentage Ceded Par	Net Unsecured Reinsurance Recoverable (1)
Assured Guaranty Re Ltd	47%	$—
Build America Mutual Assurance Company (2)	42	36
Assured Guaranty Corporation	8	5
Sompo Japan Nipponkoa Insurance, Inc.	3	—
Total	100%	$41

(1)
Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac Assurance.

(2)	Build America Mutual Assurance Company has an S&P rating of AA.
Insurance Intangible Asset
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the years ended December 31, 2019, 2018 and 2017, the insurance intangible amortization expense was $295, $107 and $151, respectively. As of December 31, 2019 and 2018, the gross carrying value of the insurance intangible asset was $1,273 and $1,552, respectively. Accumulated amortization of the insurance intangible asset was $847 and $833, as of December 31, 2019 and 2018, respectively, resulting in a net insurance intangible asset of $427 and $719, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

Amortization expense (1) (2)
2020	$45
2021	39
2022	36
2023	33
2024	30
Thereafter	244

(1)
The insurance intangible asset will be amortized using a level-yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts as described in Note 2. Basis of Presentation and Significant Accounting Policies. Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing from the amounts provided in the table above.

(2)	The weighted-average amortizations period is 7.6 years.

| Ambac Financial Group, Inc. 94 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

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
Insurance laws and regulations applicable to financial guarantee insurers vary by jurisdiction. The laws and regulations generally require financial guarantors to maintain minimum standards of business conduct and solvency; to meet certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership, financial condition, corporate governance and enterprise risk. Regulated insurance companies are also required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and in each jurisdiction in which they are licensed. The level of supervisory authority that may be exercised by non-domiciliary insurance regulators varies by jurisdiction. Generally, however, non-domiciliary regulators are authorized to suspend or revoke the insurance license they issued and to impose restrictions on that license in the event that laws or regulations are breached by a regulated insurance company or in the event that continued or unrestricted licensing of the regulated insurance company constitutes a “hazardous condition” (or meets a similar standard) in the opinion of the regulator.
As the principal, or domiciliary, regulator of Ambac Assurance and Everspan, OCI has primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings. Additionally, the accounts and operations of Ambac Assurance and Everspan are subject to periodic comprehensive examinations by the OCI. Wisconsin Insurance Laws require regulated insurance companies to maintain minimum standards of business conduct, maintain minimum surplus to policyholders, meet certain financial tests, and file certain reports, including information concerning their capital structure, ownership, financial condition, corporate governance and enterprise risk. Neither Ambac Assurance nor Everspan is subject to risk-based capital requirements, since its is a financial guarantee insurer. Ambac Assurance and Everspan are in compliance with minimum surplus levels. Wisconsin Insurance Laws also require prior approval by OCI of certain transactions between Ambac Assurance or Everspan and their respective affiliates.
In addition, pursuant to the terms of the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes, Ambac Assurance must seek prior approval by OCI of certain corporate actions. The Settlement Agreement, Stipulation and Order and indenture for the Tier 2 Notes include covenants which restrict the operations of Ambac Assurance. The Settlement Agreement will remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full. The Stipulation and Order will remain in force for so long as OCI determines it to be necessary. The indenture for the Tier 2 Notes will remain in force until the Tier 2 Notes have been redeemed, repurchased or repaid in full. Certain of the restrictions in the Settlement Agreement and the indenture for the Tier 2 Notes may be waived with the approval of the OCI and/or the requisite percentage of holders of the related debt securities.
New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance and Everspan. The New York financial guarantee insurance law also establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. At December 31, 2019, Ambac Assurance is in compliance with applicable aggregate risk limits but not in compliance with applicable single risk limits. Through run-off of the portfolio, Ambac Assurance will continue to seek the reduction in its exposure for compliance with applicable single and aggregate risk limits, but may not be able to do so. Everspan is in compliance with all of such limits.
Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by Wisconsin Insurance law and OCI actions thereunder. A Wisconsin insurance company uses such statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting its financial condition and results of operations, including for determining its solvency under Wisconsin Insurance Law. The State of Wisconsin has adopted the applicable National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures manual (“NAIC SAP”) as a component of prescribed practices by the State of Wisconsin. Ambac Assurance’s statutory policyholder surplus was $1,088 at December 31, 2019, as compared to $1,152 as of December 31, 2018. Statutory policyholder surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, investments, consolidation of subsidiaries and variable interest entities, premiums earned and surplus notes differently.
The OCI has prescribed or permitted accounting practices for Ambac Assurance. As a result of the prescribed and permitted practices discussed below, Ambac Assurance’s statutory surplus at December 31, 2019 and 2018 was lower by $12 and $42, respectively, than if Ambac Assurance had reported such amounts in accordance with NAIC SAP.
Prescribed Accounting Practices
OCI has prescribed the following accounting practices that differ from NAIC SAP for Ambac Assurance:

•
Paragraph 8 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of each calendar year. Additionally, in

| Ambac Financial Group, Inc. 95 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

accordance with paragraph 13.e of Statutory Accounting Principles No. 97 "Investments in Subsidiary, Controlled and Affiliated Entities" and paragraph 8 of Statutory Accounting Principles No. 5R “Liabilities, Contingencies and Impairments of Assets - Revised”, Ambac Assurance records probable losses on its subsidiaries for which it guarantees their obligations. Ambac Assurance also discounts probable losses on guarantees of subsidiary obligations using a discount rate equal to the average rate of return on its admitted assets. Ambac Assurance’s average rates of return on its admitted assets at December 31, 2019 and 2018 were 5.43% and 5.87%, respectively. OCI has directed Ambac Assurance to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees.

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

•
Paragraph 35 of Statement of Statutory Accounting Principles No. 43R ”Loan-backed and Structured Securities” states that when an other-than-temporary impairment ("OTTI") has occurred, the amount of the OTTI recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. Beginning June 11, 2014, as a result of the amended Segregated Account Rehabilitation Plan, OCI has directed the Company to not evaluate investments in Ambac Assurance insured securities with policies that were allocated to the Segregated Account for OTTI and require all such investments be reported at amortized cost regardless of its NAIC risk designation. This accounting determination was intended to recognize that Ambac Assurance continues to maintain statutory loss reserves without adjustment for the economic effects of its ownership of the insured investment securities, improve transparency to the users of the statutory financial statements and to minimize operational risks. Effective February 12, 2018, with the Segregated Account's exit from Rehabilitation, this prescribed practice is no longer applicable for OTTI evaluations going forward.

Permitted Accounting Practices
OCI has allowed the following permitted practices for Ambac Assurance:

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

•
Ambac Assurance received permission from OCI to report investment holdings of Ambac Assurance insured securities as a separate invested asset on the balance sheet rather than combined with other bond investments. This permitted practice only impacts the balance sheet classification and has no impact on the valuation of the securities to which it applies or to statutory surplus. On April 10 2019, Ambac Assurance requested and OCI approved the termination of this permitted practice and accordingly, all such investments are being combined with other bond investments beginning on January 1, 2019.

•
Effective upon the exit of the Segregated Account from rehabilitation and the merger of the Segregated Account with and into Ambac Assurance, Ambac Assurance received permission from OCI to restate its unassigned funds (surplus) balance to $100 with an offsetting reduction of $3,433 to gross paid-in and contributed surplus such that total surplus remains unchanged.

•
In connection with the AMPS Exchange in 2018, Ambac Assurance received permission from OCI to account for the exchange of AMPS for 5.1% surplus notes in a manner that ensures compliance with certain state insurance regulations that require a minimum surplus level. Accordingly, Ambac Assurance recorded the excess of the consideration paid over the par value of the AMPS as follows: i) first as a reduction to gross paid-in and contributed surplus up to an amount that resulted in a gross paid-in and contributed surplus balance of not less than $75 and ii) for any remaining excess, as a reduction to unassigned surplus. This permitted practice only impacts the balance sheet classification and has no impact on statutory surplus.

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

| Ambac Financial Group, Inc. 96 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

the necessity of additional licensing or authorization in those other EU jurisdictions.
The PRA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. These solvency requirements were amended on January 1, 2016, in order to implement the European Union's "Solvency II" directive on risk-based capital. Notwithstanding the foregoing, Ambac UK is deficient in terms of compliance with currently applicable regulatory capital requirements under Solvency II directive. The PRA and FCA are aware of the same, and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
Dividend Restrictions, Including Contractual Restrictions
Due to losses experienced by Ambac Assurance, it has been unable to pay common dividends to Ambac since 2008 and will be unable to pay common dividends in 2020 without the prior consent of the OCI, which is unlikely. Ambac Assurance’s ability to pay dividends is further restricted by the Settlement Agreement (as described below), by the indenture for the Tier 2 Notes (as described below), by the terms of its AMPS (as described below) and by the Stipulation and Order. See Note 1. Background and Business Description for further information. Ambac Assurance is not expected to make dividend payments to AFG for the foreseeable future.
Subject to the foregoing, pursuant to the Wisconsin Insurance Laws, Ambac Assurance and Everspan may declare dividends, subject to restrictions in their respective articles of incorporation, provided that, after giving effect to the distribution, such dividends would not violate certain statutory solvency, surplus and asset tests. Board action authorizing a shareholder distribution by Ambac Assurance or Everspan (other than stock dividends) must be reported to the OCI at least 30 days prior to payment, unless the distribution is no more than 15% larger than for the corresponding period in the previous year. In addition, Wisconsin Insurance Laws restrict the payment of extraordinary dividends, which is any distribution which, together with distributions in the prior 12 months, is greater than the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31, and (b) the greater of (i) statutory net income (loss) for the calendar year preceding the date of the dividend, minus realized capital gains for that calendar year or (ii) the aggregate of statutory net income (loss) for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years. Extraordinary dividends must be reported to OCI at least 30 days prior to payment and are subject to disapproval by the OCI.
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
Pursuant to the Settlement Agreement, Ambac Assurance may not make any “Restricted Payment” (which includes dividends from Ambac Assurance to Ambac) in excess of $5 in the aggregate per annum, other than Restricted Payments from Ambac Assurance to Ambac in an amount up to $8 per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of Ambac Assurance's surplus notes would also need to be redeemed at par. The indenture for the Tier 2 Notes contains a similar restrictive covenant and further requires a proportional payment of the Tier 2 Notes (or interest thereon) when payments are made on the surplus notes.
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
Fair Value Hierarchy
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
Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury and other foreign government obligations traded in highly liquid and transparent markets, certain highly liquid pooled fund investments, exchange traded futures contracts, variable rate demand obligations and money market funds.

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
Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include certain uncollateralized derivative contracts, equity interests in Ambac sponsored special purpose entities and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include loan receivables, and certain long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

| Ambac Financial Group, Inc. 97 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2019 and 2018, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2019:
Financial assets:
Fixed income securities:
Municipal obligations	$215	$215	$—	$215	$—
Corporate obligations	1,430	1,430	—	1,430	—
Foreign obligations	44	44	44	—	—
U.S. government obligations	156	156	156	—	—
Residential mortgage-backed securities	248	248	—	248	—
Commercial mortgage-backed securities	50	50	—	50	—
Collateralized debt obligations	146	146	—	146	—
Other asset-backed securities	287	287	—	215	72
Fixed income securities, pledged as collateral:
Short-term	85	85	85	—	—
Short term investments	653	653	598	55	—
Other investments (1)	478	493	136	—	61
Cash, cash equivalents and restricted cash	79	79	70	9	—
Derivative assets:
Interest rate swaps—asset position	75	75	—	8	67
Other assets - equity in sponsored VIE	3	3	—	—	3
Other assets-Loans	10	13	—	—	13
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,957	2,957	—	—	2,957
Fixed income securities: Municipal obligations	164	164	—	164	—
Restricted cash	2	2	2	—	—
Loans	3,108	3,108	—	—	3,108
Derivative assets:
Currency swaps-asset position	52	52	—	52	—
Total financial assets	$10,242	$10,260	$1,091	$2,593	$6,281
Financial liabilities:
Long term debt, including accrued interest	$3,262	$3,274	$—	$2,829	$445
Derivative liabilities:
Interest rate swaps—liability position	89	89	—	89	—
Liabilities for net financial guarantees written (2)	(863)	284	—	—	284
Variable interest entity liabilities:
Long-term debt (includes $4,351 at fair value)	4,554	4,567	—	4,408	159
Derivative liabilities:
Interest rate swaps—liability position	1,657	1,657	—	1,657	—
Total financial liabilities	$8,699	$9,872	$—	$8,983	$889

| Ambac Financial Group, Inc. 98 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2018:
Financial assets:
Fixed income securities:
Municipal obligations	$880	$880	$—	$880	$—
Corporate obligations	1,278	1,278	—	1,278	—
Foreign obligations	31	31	30	1	—
U.S. government obligations	94	94	94	—	—
Residential mortgage-backed securities	259	259	—	259	—
Collateralized debt obligations	131	131	—	131	—
Other asset-backed securities	442	442	—	370	72
Short term investments	430	430	305	125	—
Other investments (1)	391	367	71	—	16
Cash and cash equivalents and restricted cash	82	82	53	30	—
Derivative assets:
Interest rate swaps—asset position	59	59	—	12	47
Other assets - equity in sponsored VIE	5	5	—	—	5
Other assets-loans	10	12	—	—	12
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,737	2,737	—	—	2,737
Restricted cash	1	1	1	—	—
Loans	4,288	4,288	—	—	4,288
Derivative assets; Currency swaps-asset position	66	66	—	66	—
Total financial assets	$11,186	$11,164	$554	$3,153	$7,177
Financial liabilities:
Long term debt, including accrued interest	$3,305	$3,260	$—	$2,909	$351
Derivative liabilities:
Credit derivatives	1	1	—	—	1
Interest rate swaps—liability position	72	72	—	72	—
Futures contracts	3	3	3	—
Liabilities for net financial guarantees written (2)	(718)	559	—	—	559
Variable interest entity liabilities:
Long-term debt (includes $5,269 at fair value)	5,269	5,269	—	5,052	217
Derivative liabilities:
Interest rate swaps—liability position	1,712	1,712	—	1,712	—
Total financial liabilities	$9,644	$10,876	3	9,745	1,128

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $296 and $280 as of December 31, 2019 and 2018, respectively, which are measured using NAV per share as a practical expedient.

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

Determination of Fair Value
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
Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, equity

| Ambac Financial Group, Inc. 99 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

interests in pooled investment funds, derivative instruments, certain variable interest entity assets and liabilities and certain interests in Ambac sponsored special purpose entities. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
We reflect Ambac’s own creditworthiness in the fair value of financial liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline (increase) in Ambac’s creditworthiness as perceived by market participants will generally result in a higher (lower) CVA, thereby lowering (increasing) the fair value of Ambac’s financial liabilities as reported.
Fixed Income Securities
The fair values of fixed income investment securities are based primarily on market prices received from quotes or alternative pricing sources. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At December 31, 2019, approximately 4%, 94%, and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2018, approximately 8%, 90%, and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $72 and $72 at December 31, 2019 and 2018, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at December 31, 2019 and 2018 include the following weighted averages:

December 31, 2019:
a. Coupon rate	5.97%
b. Average Life	15.58 years
c. Yield	11.75%

December 31, 2018:
a. Coupon rate	5.97%
b. Maturity	16.29 years
c. Yield	12.00%
Other Investments
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
Other investments also includes Ambac's equity interest in a non-consolidated VIE created in connection with Ambac's monetization of Ambac Assurance junior surplus notes. This equity interest is carried under the equity method. Fair value for the non-consolidated VIE equity interest is internally determined using a market approach at December 31, 2019 and a discounted

| Ambac Financial Group, Inc. 100 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

cash flow approach at December 31, 2018. The valuation methodology was updated to incorporate more directly relevant market data from instruments issued by Ambac.
Derivative Instruments
Ambac’s derivative instruments comprise interest rate swaps, exchange traded futures contracts and credit default swaps. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on counterparties or underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The fair value of uncollateralized derivative liabilities was reduced by $0 and $0 at December 31, 2019 and 2018, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swap liabilities are collateralized and are not adjusted with an Ambac CVA at December 31, 2019 and 2018.
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
Ambac's remaining credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and expected life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only one remaining credit derivative with internal credit rating of AA at December 31, 2019. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
Financial Guarantees
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
Long-term Debt
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
Other Financial Assets and Liabilities
Included in Other assets are Loans and Ambac’s equity interest in an Ambac sponsored VIE established to provide certain financial guarantee clients with funding for their debt obligations. The fair values of these financial assets are estimated based upon internal valuation models and are classified as Level 3.
Variable Interest Entity Assets and Liabilities
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
European ABS transactions: The fair value of such obligations classified as Level 3 was $0 and $217 at December 31, 2019 and 2018, respectively. As a result of reductions to Ambac's control rights, this VIE was deconsolidated in 2019. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at December 31, 2018 include the following weighted averages:

| Ambac Financial Group, Inc. 101 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

December 31, 2018
a. Coupon rate	2.20%
b. Maturity	18.93 years
c. Yield	3.18%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative liability fair value balances at December 31, 2019 and 2018 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Internal valuations of VIE assets (fixed income securities or loans), therefore, are generally derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 2.7% and 3.1% at December 31, 2019 and 2018, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value
The following tables present the changes in the Level 3 fair value category for the periods presented in 2019, 2018 and 2017. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2019	Investments	Other Assets (1)	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$72	$5	$46	$2,737	$4,288	$(217)	$6,930
Total gains/(losses) realized and unrealized:
Included in earnings	2	(2)	25	138	287	(15)	436
Included in other comprehensive income	—	—	—	116	74	8	199
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(2)	—	(5)	(35)	(690)	—	(731)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	(851)	223	(627)
Balance, end of period	$72	$3	$66	$2,957	$3,108	$—	$6,207
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(2)	$25	$138	$215	$—	$376

(1)	Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE.

| Ambac Financial Group, Inc. 102 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2018	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$809	$6	$61	$2,914	$11,529	$(2,758)	$12,561
Total gains/(losses) realized and unrealized:
Included in earnings	36	(1)	(9)	16	(201)	189	30
Included in other comprehensive income	(53)	—	—	(158)	(470)	91	(590)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(714)	—	(6)	(35)	(624)	23	(1,356)
Transfers out of Level 3	(5)	—	—	—	—	—	(5)
Deconsolidations of VIEs	—	—	—	—	(5,946)	2,237	(3,709)
Balance, end of period	$72	$5	$46	$2,737	$4,288	$(217)	$6,930
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1)	$(10)	$16	$(63)	$47	$(11)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2017	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$763	$7	$(100)	$2,623	$10,659	$(2,582)	$11,369
Total gains/(losses) realized and unrealized:
Included in earnings	65	(1)	63	71	550	35	783
Included in other comprehensive income	6	—	—	253	1,004	(254)	1,010
Purchases	36	—	—	—	—	—	36
Issuances	—	—	—	—	—	—	—
Sales	(79)	—	—	—	—	—	(79)
Settlements	(30)	—	98	(33)	(684)	44	(605)
Transfers into Level 3	48	—	—	—	—	—	48
Balance, end of period	$809	$6	$61	$2,914	$11,529	$(2,758)	$12,561
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1)	$9	$71	$547	$37	$662

| Ambac Financial Group, Inc. 103 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level-3 Investments by Class
	2019			2018
Year Ended December 31,	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$72	$—	$72	$73	$736	$809
Total gains/(losses) realized and unrealized:
Included in earnings	2	—	2	1	35	36
Included in other comprehensive income	—	—	—	(1)	(52)	(53)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2)	—	(2)	(1)	(713)	(714)
Transfers out of Level 3	—	—	—	—	(5)	(5)
Balance, end of period	$72	$—	$72	$72	$—	$72
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level-3 Investments by Class
Year Ended December 31, 2017	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$66	$697	$763
Total gains/(losses) realized and unrealized:
Included in earnings	1	64	65
Included in other comprehensive income	6	—	6
Purchases	—	36	36
Issuances	—	—	—
Sales	—	(79)	(79)
Settlements	(1)	(29)	(30)
Transfers into Level 3	—	48	48
Balance, end of period	$73	$736	$809
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—
| Ambac Financial Group, Inc. 104 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level-3 Derivatives by Class
	2019			2018
Year Ended December 31,	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$47	$(1)	$46	$61	$(1)	$61
Total gains/(losses) realized and unrealized:
Included in earnings	24	2	25	(9)	(1)	(9)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(4)	—	(5)	(5)	—	(6)
Balance, end of period	$67	$—	$66	$47	$(1)	$46
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$24	$1	$25	$(9)	$(1)	$(10)

Level-3 Derivatives by Class
Year Ended December 31, 2017	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(85)	$(15)	$(100)
Total gains/(losses) realized and unrealized:
Included in earnings	46	16	63
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	100	(2)	98
Balance, end of period	$61	$(1)	$61
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$7	$2	$9

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3. Non-agency RMBS securities transferred from Level 2 into Level 3 in 2017 were investments in Ambac-wrapped RMBS securities for which projected cash flows consisted solely of Deferred Amounts and interest thereon. These invested assets were internally valued as management either could not obtain or could not corroborate the reasonableness of third party quotes. Non-agency RMBS transferred out of Level 3 into Level 2 in 2018 consisted of an Ambac-insured re-REMIC collateralized by distressed mortgage-backed securities.
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

| Ambac Financial Group, Inc. 105 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income (Expense)
Year Ended December 31, 2019
Total gains (losses) included in earnings for the period	$2	$25	$410	$(2)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	25	353	(2)

Year Ended December 31, 2018
Total gains (losses) included in earnings for the period	$36	$(9)	$4	$(1)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(10)	—	(1)

Year Ended December 31, 2017
Total gains (losses) included in earnings for the period	$65	$63	$656	$(1)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	9	655	(1)

| Ambac Financial Group, Inc. 106 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

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
Fixed Income Securities
The amortized cost and estimated fair value of available-for-sale fixed income investments, excluding VIE investments, at December 31, 2019 and 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-Credit Other- than-temporary Impairments (1)
December 31, 2019
Fixed income securities:
Municipal obligations	$194	$22	$—	$215	$—
Corporate obligations (2)	1,396	36	2	1,430	—
Foreign obligations	44	1	—	44	—
U.S. government obligations	157	2	2	156	—
Residential mortgage-backed securities	200	47	—	248	—
Commercial mortgage-backed securities	49	1	—	50	—
Collateralized debt obligations	147	—	1	146	—
Other asset-backed securities	263	24	—	287	—
	2,450	132	5	2,577	—
Short-term	653	—	—	653	—
	3,103	132	5	3,230	—
Fixed income securities pledged as collateral:
Short-term	85	—	—	85	—
Total collateralized investments	85	—	—	85	—
Total available-for-sale investments	$3,187	$132	$5	$3,314	$—

December 31, 2018
Fixed income securities:
Municipal obligations	$883	$14	$17	$880	$—
Corporate obligations (2)	1,289	6	17	1,278	—
Foreign obligations	30	—	—	31	—
U.S. government obligations	94	1	1	94	—
Residential mortgage-backed securities	222	38	1	259	—
Collateralized debt obligations	133	—	2	131	—
Other asset-backed securities	370	73	1	442	—
	3,021	133	38	3,116	—
Short-term	430	—	—	430	—
Total available-for-sale investments	$3,451	$133	$38	$3,546	$—

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2019 and 2018.

(2)	Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.

| Ambac Financial Group, Inc. 107 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2019, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$749	$749
Due after one year through five years	1,157	1,173
Due after five years through ten years	477	501
Due after ten years	145	160
	2,528	2,583
Residential mortgage-backed securities	200	248
Commercial mortgage-backed securities	49	50
Collateralized debt obligations	147	146
Other asset-backed securities	263	287
Total	$3,187	$3,314

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2019
Fixed income securities:
Municipal obligations	$13	$—	$10	$—	$23	$—
Corporate obligations	63	2	5	—	68	2
Foreign obligations	20	—	—	—	20	—
U.S. government obligations	36	2	2	—	38	2
Residential mortgage-backed securities	5	—	—	—	5	—
Commercial mortgage-backed securities	7	—	—	—	7	—
Collateralized debt obligations	53	—	63	1	116	1
Other asset-backed securities	2	—	7	—	10	—
	200	4	88	1	288	5
Short-term	201	—	—	—	201	—
Total temporarily impaired securities	$401	$4	$88	$1	$489	$5

| Ambac Financial Group, Inc. 108 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2018
Fixed income securities:
Municipal obligations	$538	$16	$29	$1	$566	$17
Corporate obligations	307	9	190	9	497	17
Foreign obligations	1	—	5	—	6	—
U.S. government obligations	6	—	58	—	64	1
Residential mortgage-backed securities	35	1	—	—	35	1
Collateralized debt obligations	124	2	—	—	124	2
Other asset-backed securities	14	—	77	1	91	1
	1,024	27	360	11	1,384	38
Short-term	115	—	—	—	115	—
Total temporarily impaired securities	$1,139	$27	$360	$11	$1,499	$38

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of December 31, 2019 and 2018 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) no management intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, highly liquid pooled fund investments plus the scheduled maturities and interest payments from the remaining securities in the portfolio. Principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis.

For securities that have indications of possible other-than-temporary impairment but for which management does not intend to sell and will not more likely than not be required to sell, management compares the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows are discounted at the effective interest rate implicit in the security. For debt securities that are beneficial interests in securitized financial assets, the effective interest rate is the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used are both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at December 31, 2019, $29 of the total fair value and $0 of the unrealized loss related to below investment grade and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2018, $660 of the total fair value and $18 of the unrealized loss related to below investment grade and non-rated securities. The remainder of gross unrealized losses as of December 31, 2019, are primarily on investment grade fixed-rate securities purchased during periods of lower interest rates. Management believes that the timely receipt of all principal and interest on these positions is probable.
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

| Ambac Financial Group, Inc. 109 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Realized Gains and Losses and Other-Than-Temporary Impairments
The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the affected periods:

Year Ended December 31,	2019	2018	2017
Gross realized gains on securities	$64	$111	$29
Gross realized losses on securities	(5)	(7)	(19)
Foreign exchange (losses) gains	22	7	(5)
Net realized gains (losses)	$81	$111	$5
Net other-than-temporary impairments (1)	$—	$(3)	$(20)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

During the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments on Ambac insured securities contributed to net other-than-temporary impairments for the year ended December 31, 2017 presented in the table above.
Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold securities that are in an unrealized loss position, which could result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of December 31, 2019, 2018 and 2017 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Year Ended December 31,	2019	2018	2017
Balance, beginning of period	12	67	52
Additions for credit impairments recognized on:
Securities not previously impaired	—	1	3
Securities previously impaired	—	—	12
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(1)	(56)	—
Balance, end of period	12	12	67

Counterparty Collateral, Deposits with Regulators and Other Restrictions
Ambac routinely pledges and receives collateral related to certain transactions. Cash, cash equivalents and securities held directly in Ambac’s investment portfolio with a fair value of $85 and $103 at December 31, 2019 and 2018, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Short-term investments pledged as collateral, at fair value”. Refer to Note 11. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $6 and $6 at December 31, 2019 and 2018, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 at December 31, 2019 were deposited as security in connection with a letter of credit issued for an office lease.
Securities carried at $197 and $210 at December 31, 2019 and 2018, respectively, were pledged as collateral and as sources of funding to repay the Secured Notes issued by Ambac LSNI. The securities may not be transferred or repledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes.
Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of interest payments and partial redemption of the Secured Notes held by Ambac Assurance. The amount of such proceeds held by Ambac Assurance was $55 and $19 at December 31, 2019 and 2018 and is included in Restricted cash on the Consolidated Balance Sheet. Ambac Assurance may, from time to time, sell all or a portion of the Secured Notes it owns. In the event that Ambac Assurance sells any of the Secured Notes it owns, the proceeds must be used to redeem a like amount of the Ambac Note at par. The price at which Ambac Assurance sells the Secured Notes may differ from the price at which it redeems the Secured Notes.

| Ambac Financial Group, Inc. 110 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Guaranteed Securities
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2019 and 2018, respectively:

	Municipal Obligations	Corporate Obligations (3)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1) (3)
December 31, 2019:
Ambac Assurance Corporation (2)	$176	$535	$442	$1,153	B-
National Public Finance Guarantee Corporation	11	—	—	11	BBB-
Total	$187	$535	$442	$1,164	B-

December 31, 2018:
Ambac Assurance Corporation (2)	$833	$656	$599	$2,089	CCC
National Public Finance Guarantee Corporation	16	—	—	16	BBB-
Total	$849	$656	$599	$2,105	CCC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $0 and $145 at December 31, 2019 and 2018, respectively, insured by Ambac UK.

(3)
Represents Ambac's holdings of secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. Ambac LSNI secured notes are insured by Ambac Assurance and are excluded from the calculation of weighted average underlying rating.

Other Investments
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. In addition to these investments, Ambac has unfunded commitments at December 31, 2019 of $41 to private credit funds and $48 to a hedge fund.

Class of Funds December 31,	2019	2018	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$16	$16	quarterly	10 business days
Hedge funds (2)	65	—	quarterly	90 days
High yield and leveraged loans (3) (8)	176	114	daily	0 - 30 days
Private credit (4)	51	84	quarterly	180 days if permitted
Insurance-linked investments (5)	3	29	fully redeemed	none
Equity market investments (6) (8)	55	44	daily	0 days
Investment grade floating rate income (7)	66	63	weekly	0 days
Total equity investments in pooled funds	$432	$351

(1)	Investments consist of UK property to generate income and capital growth.

(2)
This class seeks to generate superior risk-adjusted returns through selective asset sourcing, active trading and hedging strategies within structured credit markets, including mortgage-backed securities, commercial real estate securities and loans, CLOs, REITs and asset backed securities.

(3)	This class of funds includes investments in a range of instruments including high-yield bonds, leveraged loans, CLOs, ABS and floating rate notes to generate income and capital appreciation.

(4)	This class aims to obtain high long-term return primarily through credit and preferred equity investments with low liquidity and defined term.

(5)	This class seeks to generate returns from insurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments.

(6)	This class of funds includes investments in a range of instruments that include funds that have diversified exposure to global equity market returns through holdings of market index funds.

(7)
This class of funds includes investments in high quality floating rate debt securities including ABS and corporate floating rate notes (FRNs) as well as ultra-short term bonds and money market instruments.

| Ambac Financial Group, Inc. 111 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

(8)
High yield and leveraged loans products include $81 at December 31, 2019 and $27 at December 31, 2018 and equity market investments include $55 at December 31, 2019 and $44 at December 31, 2018 that have readily determinable fair values priced through pricing vendors.

Ambac also holds an equity interest in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes that is accounted for under the equity method.
Investment Income
Net investment income was comprised of the following for the affected periods:

Year Ended December 31,	2019	2018	2017
Fixed income securities	$183	$265	$337
Short-term investments	17	11	8
Loans	1	1	1
Investment expense	(6)	(7)	(8)
Securities available-for-sale and short-term	196	271	338
Other investments	32	2	23
Total net investment income	$227	$273	$361

Net investment income from Other investments primarily represents changes in fair value on securities classified as trading or under the fair value option, income from investment limited partnerships accounted for under the equity method and the above noted equity interest in an unconsolidated trust accounted for under the equity method.
The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

Year Ended December 31,	2019	2018	2017
Net gains (losses) recognized during the period on trading securities	$24	$(3)	$18
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	7	1	5
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$17	$(4)	$13

11. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of December 31, 2019 and 2018.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
December 31, 2019:
Derivative Assets:
Interest rate swaps	$75	$—	$75	$—	$75
Total non-VIE derivative assets	$75	$—	$75	$—	$75
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	89	—	90	89	1
Total non-VIE derivative liabilities	$90	$—	$90	$89	$1
Variable Interest Entities Derivative Assets:
Currency swaps	$52	$—	$52	$—	$52
Total VIE derivative assets	$52	$—	$52	$—	$52
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,657	$—	$1,657	$—	$1,657
Total VIE derivative liabilities	$1,657	$—	$1,657	$—	$1,657

| Ambac Financial Group, Inc. 112 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
December 31, 2018:
Derivative Assets:
Interest rate swaps	$60	$—	$59	$—	$59
Total non-VIE derivative assets	$60	$—	$59	$—	$59
Derivative Liabilities:
Credit derivatives	$1	$—	$1	$—	$1
Interest rate swaps	72	—	72	67	5
Futures contracts	3	—	3	3	—
Total non-VIE derivative liabilities	$77	$—	$77	$71	$6
Variable Interest Entities Derivative Assets:
Currency swaps	$66	$—	$66	$—	$66
Total VIE derivative assets	$66	$—	$66	$—	$66
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,712	$—	$1,712	$—	$1,712
Total VIE derivative liabilities	$1,712	$—	$1,712	$—	$1,712

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $36 and $103 as of December 31, 2019 and 2018, respectively. There were no amounts held representing an obligation to return cash collateral as of December 31, 2019 and 2018.
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss) – Year Ended December 31,
		2019	2018	2017
Non-VIE derivatives:
Futures contracts	Net gains (losses) on derivative contracts	(45)	7	11
Interest rate swaps	Net gains (losses) on derivative contracts	(6)	1	49
Credit derivatives	Net gains (losses) on derivative contracts	2	(1)	16
Total non-VIE derivatives		(50)	7	76
Variable Interest Entities:
Interest rate swaps	Income (loss) on variable interest entities	(20)	493	(127)
Currency swaps	Income (loss) on variable interest entities	(12)	11	(26)
Total Variable Interest Entities		(32)	505	(152)
Total derivative contracts		$(82)	$512	$(76)

Credit Derivatives
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at December 31, 2019, include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

The portfolio of our credit derivatives were written on a “pay-as-you-go” basis. Similar to insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation.

| Ambac Financial Group, Inc. 113 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The gross principal notional outstanding for CDS contracts was $280 and $295 as of December 31, 2019 and 2018, respectively, all of which had internal Ambac ratings of AA in both periods:
Interest Rate Derivatives
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps and US Treasury futures contracts to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of December 31, 2019 and 2018, the notional amounts of AFS's derivatives are as follows:

	Notional - December 31,
Type of Derivative	2019	2018
Interest rate swaps—pay-fixed/receive-variable	$1,261	$1,122
US Treasury futures contracts—short	755	1,760
Interest rate swaps—receive-fixed/pay-variable	332	493

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of December 31, 2019 and 2018, are as follows:

	Notional - December 31,
Type of VIE Derivative	2019	2018
Interest rate swaps—receive-fixed/pay-variable	$1,194	$1,400
Interest rate swaps—pay-fixed/receive-variable	1,176	1,177
Currency swaps	329	345
Credit derivatives	9	10

Contingent Features in Derivatives Related to Ambac Credit Risk
Ambac’s over-the-counter interest rate swaps are centrally cleared when eligible. Certain interest rate swaps remain with professional swap-dealer counterparties and certain direct customer counterparties. These non-cleared swaps are generally executed under standardized derivative documents including collateral support and master netting agreements. Under these agreements, Ambac is required to post collateral in the event net unrealized losses exceed predetermined threshold levels. Additionally, given that Ambac Assurance is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.
As of December 31, 2019 and 2018, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $89 and $67, respectively, related to which Ambac had posted cash, cash equivalents and securities as collateral with a fair value of $109 and $84, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on December 31, 2019, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from fair values as reported in Ambac’s financial statements.
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
Other loans had an outstanding principal balance of $19 and $19 at December 31, 2019 and 2018, respectively. The effective interest rate on these loans ranged from 6.51% to 7.35% and 6.51% to 8.60% at December 31, 2019 and 2018, respectively. The maturity date of these loans ranged from June 2026 to December 2046 as of December 31, 2019. Collectability of these loans is evaluated on an ongoing basis; no loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2019 and 2018.

| Ambac Financial Group, Inc. 114 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

13. LONG-TERM DEBT
Long-term debt outstanding, excluding VIE long-term debt, was as follows:

December 31,	2019			2018
	Par Value	Unamortized Discount	Carrying Value	Par Value	Unamortized Discount	Carrying Value
Ambac Assurance:
5.1% surplus notes	$531	$(14)	$517	$531	$(44)	$487
5.1% junior surplus notes	365	(113)	252	367	(117)	250
Ambac note	1,763	—	1,763	1,940	—	1,940
Tier 2 notes	281	(4)	278	259	(7)	252
Ambac UK debt	41	(28)	13	—	—	—
Long-term debt	$2,980	$(159)	$2,822	$3,096	$(167)	$2,929

Aggregated annual maturities of non-VIE long-term debt obligations (based on scheduled maturity dates as further discussed below) are as follows:

2020	$531
2021	—
2022	—
2023	1,763
2024	—
Thereafter	687
Total	$2,980

Surplus Notes
Ambac Assurance surplus notes, with a par amount of $531 and $531 at December 31, 2019 and 2018, respectively, have a scheduled maturity of June 7, 2020. The retirement of certain notes as part of the Rehabilitation Exit Transactions in 2018 resulted in gains of $3 for the year ended December 31, 2018, recognized in Net realized gains (losses) on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income.
Surplus notes outstanding are recorded at their fair value at the date of issuance. The discount on surplus notes is accreted into income using the effective interest method based on projected cash flows at the date of issuance. The weighted average imputed interest rate on surplus notes outstanding as of December 31, 2019 is 10.1%.
All payments of principal and interest on these surplus notes are subject to the prior approval of the OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted exceptional payments in connection with (a) increasing the percentage of deferred policy payments of the Segregated Account of Ambac Assurance from 25% to 45% in 2014 and (b) a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after consummation of the Rehabilitation Exit Transactions in 2018 in the amount of $14, of which $3 was received by AFG for surplus notes that it owned and that are considered extinguished for accounting purposes. Ambac Assurance may not receive approval from OCI to make payments as and when scheduled, including the payment of the surplus notes on their scheduled maturity date of June 7, 2020. If the OCI does not approve the making of any payment of principal of or interest on surplus notes on the scheduled payment date or scheduled maturity date thereof, the scheduled payment date or scheduled maturity date, as the case may be, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment at 5.1% per annum.
Refer to Note 1. Background and Business Description for further discussion of both the Rehabilitation Exit Transactions and the AMPS Exchange.
Junior Surplus Notes
The junior surplus notes have a par value of $365 and $367 at December 31, 2019 and 2018, respectively. Pursuant to the Second Amended Plan of Rehabilitation, Ambac Assurance became the obligor under the junior surplus notes (originally issued by the Segregated Account) as of February 12, 2018. These junior surplus notes have a scheduled maturity of June 7, 2020, subject to the following restrictions. Principal and interest payments on these junior surplus notes cannot be made until all Ambac Assurance surplus notes (other than junior surplus notes) are paid in full and after all of Ambac Assurance's future and existing senior indebtedness, policy and other priority claims have been paid in full. All payments of principal and interest on these junior surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of principal of or interest on the junior surplus notes, such interest will accrue and compound annually until paid. No such approval has been sought or obtained to pay interest on junior surplus notes since their issuance.

•
Par value at December 31, 2019 and 2018 includes $15 and $17, respectively, of junior surplus notes issued in connection with a settlement agreement (the “OSS Settlement Agreement”) entered into among Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) with respect to the termination of Ambac’s office lease with OSS. A portion of the principal balance of the originally issued notes were eligible to be reduced based on rents paid to OSS by Ambac Assurance after December 31, 2015. Par value of these junior surplus notes was reduced by $2 and $4 during

| Ambac Financial Group, Inc. 115 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

the years ended December 31, 2019 and 2018, respectively, as rent payments were made by Ambac Assurance. As of December 31, 2019, there was no remaining balance of the junior surplus notes that can be reduced on rents paid by Ambac Assurance. These junior surplus notes were recorded at their fair value at the date of issuance. The discount on these notes are currently being accreted into income using the effective interest method at an imputed interest rate of 19.5%.

•
Par value at December 31, 2019 and 2018 includes $350 of a junior surplus note originally issued to AFG pursuant to AFG's Chapter 11 Reorganization Plan in accordance with the Mediation Agreement dated September 21, 2011, among AFG, Ambac Assurance, the Segregated Account, the Rehabilitator, the OCI and the Official Committee of Unsecured Creditors of AFG, and that AFG sold to a Trust on August 28, 2014. This junior surplus note was recorded at a discount to par based on its fair value on August 28, 2014. Ambac is accreting the discount on this junior surplus note into earnings using the effective interest method, based on an imputed interest rate of 8.4%.

Ambac Note
The Ambac Note, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, as more fully described in Note 1. Background and Business Description, has a par value of $1,763 and $1,940 at December 31, 2019 and 2018, respectively, and has a legal maturity of February 12, 2023. Interest on the Ambac Note is payable quarterly (on the last day of each quarter beginning with June 30, 2018) at an annual rate of 3-month U.S. Dollar LIBOR + 5.00%, subject to a 1.00% LIBOR floor. During the years ended December 31, 2019 and 2018, $178 and $214 par value of the Ambac Note was redeemed, respectively. The maturity date for the Ambac Note is the earlier of (x) February 12, 2023, and (y) if the Secured Notes are then outstanding, the date that is five business days prior to the date for which OCI has approved the repayment of the outstanding principal amount of the surplus notes (other than junior surplus notes) issued by Ambac Assurance. Promptly, and in any event within four business days after the receipt (whether directly or indirectly) of any representation and warranty subrogation recoveries, Ambac Assurance shall (i) apply an amount (the “Mandatory Redemption Amount”) equal to the lesser of (a) the amount of representation and warranty subrogation recoveries up to $1,400 and (b) all outstanding principal and accrued and unpaid interest on the Ambac Note to redeem the Ambac Note, in whole or in part, as applicable; provided, that any non-cash representation and warranty subrogation recoveries shall be deemed to be received upon the receipt of the applicable appraisal.

•
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

•
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

The aggregate discount on the entire Ambac Note (portions A and B) was accreted into earnings from the date of issuance through September 30, 2018 using the effective interest method, based on an imputed interest rate of 7.6%. Refer to Note 1. Background and Business Description for further discussion of the Rehabilitation Exit Transactions in connection with which the Ambac Note was issued. Refer to the discussion under "Counterparty Collateral, Deposits with Regulators and Other Restrictions" in Note 10. Investments for further information on security and collateral related to the Ambac Note and the Secured Notes issued by Ambac LSNI.
Tier 2 Notes
The Tier 2 Notes, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, with a par value of $281 and $259 (including paid-in-kind interest of $41 and $19) at December 31, 2019 and 2018, respectively, have a legal maturity of February 12, 2055. Interest on the Tier 2 Notes is at an annual rate of 8.50%. Other than upon payment of principal at redemption or maturity, interest payments will not be made in cash on interest payment dates and shall be paid-in-kind and compounded on the last day of each calendar quarter. The Tier 2 Notes were recorded at a discount to par as any consideration paid that was directly related to the issuance of the Tier 2 Notes was capitalized and is part of the effective yield calculation. Ambac is accreting the discount on the Tier 2 Notes into earnings using the effective interest method, based on an imputed interest rate of 9.9%.
The Tier 2 Notes are subject to mandatory redemption upon: (i) receipt of representation and warranty subrogation recoveries in excess of $1,600 ("Tier 2 Net Proceeds") and (ii) payment of principal or interest on Ambac Assurance surplus notes (other than junior surplus notes). Promptly, and in any event within five business days after the receipt (whether directly or indirectly) of Tier 2 Net Proceeds, Ambac Assurance shall deposit an amount equal to the Tier 2 Net Proceeds to a collateral account, provided, that any non-cash representation and warranty subrogation recoveries shall be deemed to be received upon the receipt of the applicable appraisal of the consideration received by Ambac Assurance. Similarly, within five business dates after a surplus note payment (other than in connection with the Rehabilitation Exit Transactions), Ambac Assurance shall deposit an amount based on the percentage of surplus notes paid applied to the outstanding balance of the Tier 2 Notes to a collateral account. In both cases, the amount deposited shall not be in excess of the amount required to redeem all outstanding Tier 2 Notes. Also, such amounts shall be used to initiate a redemption on the initial call

| Ambac Financial Group, Inc. 116 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

date for the Tier 2 Notes or, if the initial call date has occurred, promptly following the receipt of the Tier 2 Net Proceeds or surplus note payment.
The Tier 2 Notes may also be redeemed, in whole or in part, at the option of Ambac Assurance. Both mandatory and optional redemptions may be made at a price equal to 100% of the aggregate principal amount redeemed, plus accrued and unpaid interest, if any, plus a make-whole premium. Make-whole premiums are calculated based on future interest payments through the contractual call date ("Initial Call Date"). The Initial Call Date at issuance of December 17, 2020, extends ratably beginning the first anniversary of issuance to September 17, 2021 by the second anniversary, and to March 17, 2022 by the third anniversary of issuance. There are no extensions of the Initial Call Date beyond March 17, 2022. The Initial Call Date for redemptions is determined based on the date the applicable amounts are deposited to the collateral account.
Ambac UK Debt
The Ambac UK debt, issued in connection with the Ballantyne commutation on June 18, 2019 has a par value of $41 at December 31, 2019, and a legal maturity of May 2, 2036. Interest on the Ambac UK debt is at an annual rate of 0.00%. The Ambac UK debt was recorded at its fair value at the date of issuance. The discount on the debt is currently being accreted into income using the effective interest method at an imputed interest rate of 7.4%.
Variable Interest Entities, Long-term Debt
The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on certain of the variable interest obligations. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due and to the extent such obligations are guaranteed by Ambac. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $3,990 and $4,553 as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the ranges of final maturity dates of the outstanding long-term debt associated with these VIEs were December 2025 to August 2054 as of December 31, 2019, and September 2019 to December 2047 as of December 31, 2018. As of December 31, 2019 and 2018, the interest rates on these VIEs’ long-term debt ranged from 0.00% to 7.93% and from 1.36% to 7.93%, respectively. Aggregated annual maturities of VIE long-term debt following December 31, 2019 are: 2020-$0; 2021-$0; 2022-$0; 2023-$0; 2024-$0; Thereafter-$3,990.

14. INCOME TAXES
AFG files a consolidated Federal income tax return with its subsidiaries. Ambac also files separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac operates and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2013
New York City	2015
United Kingdom	2016
Italy	2015

Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

Year Ended December 31,	2019	2018	2017
U.S.	$(174)	$264	$(451)
Foreign	(9)	8	167
Total	$(183)	$273	$(284)

Provision (Benefit) for Income Taxes
The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2019	2018	2017
Current taxes
U. S. federal	$—	$(2)	$(30)
U.S. state and local	(3)	2	2
Foreign	37	(1)	41
Total current taxes	34	—	13
Deferred taxes
Foreign	(1)	5	31
Total deferred taxes	$(1)	$5	$31
Provision for income taxes	$32	$5	$44
| Ambac Financial Group, Inc. 117 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2019, 2018 and 2017 is as follows:

Year Ended December 31,	2019	2018	2017
Total income taxes charged to net income	$32	$5	$44
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities	14	12	(31)
Unrealized gains (losses) on foreign currency translations	—	—	26
Valuation allowance to equity	(23)	(9)	5
Total charged to stockholders’ equity:	(8)	3	—
Total effect of income taxes	$24	$8	$44

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The tax provisions in the accompanying Consolidated Statements of Total Comprehensive Loss reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2019		2018		2017
Year Ended December 31,	Amount	%	Amount	%	Amount	%
Tax on income from continuing operations at statutory rate	$(38)	21.0%	$57	21.0%	$(99)	35.0%
Changes in expected tax resulting from:
Tax-exempt interest	(3)	1.8%	(7)	(2.5)%	(6)	2.1%
Foreign taxes	40	(22.1)%	10	3.9%	(18)	6.2%
Substantiation adjustment	28	(15.3)%	(60)	(22.0)%	36	(12.7)%
Valuation allowance	8	(4.4)%	5	1.9%	128	(44.9)%
Change in Tax Law	—	—%	(2)	(0.7)%	2	(0.7)%
Other, net	(2)	1.3%	1	0.4%	2	(0.7)%
Tax expense on income from continuing operations	$32	(17.7)%	$5	2.0%	$44	(15.7)%

Unrecognized Tax Positions
A reconciliation of the beginning and ending amounts of material unrecognized tax benefits for 2019, 2018 and 2017 is as follows:

Year Ended December 31,	2019	2018	2017
Balance, beginning of period	$—	$—	$—
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Balance, end of period	$—	$—	$—

Included in these balances at December 31, 2019, 2018 and 2017 are $0, $0 and $0, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the years ended December 31, 2019, 2018 and 2017, Ambac recognized interest of approximately $0, $0 and $0, respectively. Ambac had approximately $0, $0 and $0, for the payment of interest accrued at December 31, 2019, 2018 and 2017, respectively.

| Ambac Financial Group, Inc. 118 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2019 and 2018, are presented below:

December 31,	2019	2018
Deferred tax liabilities:
Insurance intangible	$90	$151
Variable interest entities	12	19
Investments	32	26
Unearned premiums and credit fees	42	48
Other	8	8
Total deferred tax liabilities	183	252
Deferred tax assets:
Net operating loss and capital carryforward	742	719
Loss reserves	148	227
Debentures	29	23
Compensation	7	10
Other	1	2
Subtotal deferred tax assets	927	980
Valuation allowance	777	768
Total deferred tax assets	151	212
Net deferred tax liability	$32	$40

In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. With respect to Ambac's domestic subsidiaries subject to U.S. tax, as a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax asset and therefore maintains a full valuation allowance. The remaining net deferred tax liability of $32 is attributable to Ambac U.K.
NOL Usage
Pursuant to the intercompany tax sharing agreement, to the extent Ambac Assurance generates taxable income after September 30, 2011, which is offset with "Allocated NOLs" of $3,650, it is obligated to make payments (“Tolling Payments”), subject to certain credits, to AFG in accordance with the following NOL usage table, where the “Applicable Percentage” is applied to the aggregate amount of federal income tax liability that would have been paid if the Allocated NOLs were not available. Pursuant to the Closing Agreement between Ambac and the Internal Revenue Service ("IRS"), the IRS will receive 12.5% of Tier C and 17.5% of Tier D payments, if made.

NOL Usage Table

NOL Usage Tier	Allocated NOLs			Applicable Percentage
A	The first	$479		15%
B	The next	$1,057	after Tier A	40%
C	The next	$1,057	after Tier B	10%
D	The next	$1,057	after Tier C	15%
Any net operating loss carryforwards ("NOLs") generated by Ambac Assurance after September 30, 2011, are utilized prior to any Allocated NOLs for which Tolling Payments will be due. Through December 31, 2018, Ambac Assurance generated cumulative taxable income of $1,508, utilizing all post September 30, 2011, NOLs. For the year ended December 31, 2019, Ambac Assurance generated an NOL of $143, that will need to be utilized before any new Tolling Payments will be generated. Of the credits available to offset the first $5 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10 of Tier A and Tier B credits. Through December 31, 2019, Ambac Assurance utilized all of the $479 Tier A NOL and $1,029 of the $1,057 Tier B NOL resulting in Tolling Payments, net of applicable credits, of $147, of which $119 was paid to AFG through December 31, 2019. In May 2018 AFG executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make $28 payment by June 1, 2018. AFG has also agreed to continue to defer the Tolling Payment for the use of net operating losses by Ambac Assurance until such time as OCI consent to the payment.
Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of Tolling Payments otherwise available to AFG.
As of December 31, 2019, Ambac had U.S. federal net operating loss tax carryforwards of approximately $3,535, which, if not utilized, will begin expiring in 2029, and will fully expire in 2040. The remaining balance of the NOL allocated to Ambac Assurance was $2,285 and Ambac was $1,250.
15. EMPLOYMENT BENEFIT PLANS
Postretirement Health Care and Other Benefits
Ambac provides postretirement and postemployment / severance benefits, including health and life benefits for certain employees who meet certain age and service requirements. None of the plans are currently funded. Postretirement and postemployment benefits expenses, including severance benefits paid, were $3, $1 and $5 for the years ended December 31, 2019, 2018 and 2017, respectively.
Effective August 1, 2005, new employees were not eligible for postretirement benefits. The current postretirement benefit requires retirees to purchase their own medical insurance policy with a portion of their premium being reimbursed by Ambac. The unfunded accumulated postretirement benefit obligation was $8 as of December 31, 2019. The assumed health care cost trend rates range from 5.3% in 2020, decreasing ratably to 4.5% in 2028. Increasing the assumed health care cost trend rate by one

| Ambac Financial Group, Inc. 119 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2019, by less than a million dollars and the 2019 benefit expense by less than a million dollars. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2019 by less than a million dollars and the 2019 benefit expense by less than a million dollars.
The following table sets forth projected benefit payments from Ambac’s postretirement plan over the next ten years for current retirees:

2020	$—
2021	—
2022	—
2023	—
2024	1
2025-2029	3
Total	$5

The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to a pension liability index with similar duration to that of the benefit plan. The rates used for the projected plan benefit obligations at the measurement date for December 31, 2019 and 2018, were 3.00% and 4.00%, respectively.
Savings Incentive Plan
Substantially all employees of Ambac Assurance are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac Assurance makes employer matching contributions equal 100% of the employees’ contributions, up to 3% of such participants’ compensation, as defined in the plan, plus 50% of contributions up to an additional 2% of compensation, subject to limits set by the Internal Revenue Code. The total cost of the Savings Incentive Plan was $1, $1 and $1 for the years December 31, 2019, 2018 and 2017, respectively.
Incentive Compensation - Stock Units and Cash
Incentive compensation is a key component of our compensation strategy. Our incentive compensation awards generally have two components: short term incentive compensation awards ("STIP") and long term incentive plan awards ("LTIP"). Annual decisions with regard to incentive compensation are generally made in the first quarter of each year and are based on Company performance and individual and business unit performance of the previous year. For all employees, an allocation of incentive compensation is made between STIP and LTIP awards.

Employees, directors and consultants of Ambac are eligible to participate in Ambac’s 2013 Incentive Compensation Plan (“2013 Plan”) subject to the discretion of the compensation committee of Ambac’s Board of Directors. The 2013 Plan provides for incentives and rewards that are valued or determined by reference to Ambac common stock as currently traded on the New York Stock Exchange. There are 4,000,000 shares of Ambac’s common stock authorized for awards under the 2013 Plan of which 1,383,489 shares are available for future grant as of December 31, 2019. Shares available for future grant are reduced by the maximum number of shares that could be issued pursuant to granted performance awards. The number of shares available for future issuance considering the target number of shares instead of the maximum number of shares related to performance awards is 2,079,181.
In March 2014, Ambac developed the LTIP as a sub-plan of the 2013 Plan. The LTIP is intended to be an annual program that allows for both cash and equity performance awards to certain US employees.
In 2015, Ambac UK 's Board of Directors adopted a long term incentive plan which provides cash based performance awards to Ambac UK employees. Cash based compensation expense related to performance awards granted to Ambac UK employees was $5, $1 and $2 for the years ended December 31, 2019, 2018 and 2017, respectively.
The amount of stock-based compensation expense and corresponding after-tax expense are as follows:

Year Ended December 31,	2019	2018	2017
Stock options	$—	$—	$—
Restricted stock units	4	6	2
Performance awards (1) (2)	8	6	3
Total stock-based compensation	$12	$12	$4
Total stock-based compensation (after-tax)	$12	$12	$4

(1)
Represents expense related to performance stock unit portion of performance awards. Certain performance awards are in the form of cash. Cash based compensation expense related to performance awards granted to US employees was $0, $1 and $2 for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	A performance award issued to Ambac's former Chief Executive Officer in the form of performance stock units was expensed during 2018.

| Ambac Financial Group, Inc. 120 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Stock Options
Stock options were awarded in 2013 to directors that had an expiry term of seven years from the grant date, subject to earlier expiration upon the recipient's departure from the Company. The Company intends to use Treasury shares first and then, if necessary, issue new shares to satisfy stock option exercises.
A summary of stock option activity for 2019 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of period	16,667	$20.63
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of period	16,667	$20.63	$—	0.97
Exercisable	16,667	$20.63	$—	0.97

All stock options granted were fully vested as of December 31, 2019. Total unrecognized compensation costs related to unvested stock options granted were $0 as of December 31, 2019. No stock options were exercised during the years ended December 31, 2019, 2018 and 2017, respectively.
Restricted Stock Units (“RSUs”)
RSUs have been awarded to certain employees for a portion of their STIP compensation, LTIP compensation and special awards for exceptional performance. Generally, the STIP and special awards vest upon grant, but settlement is deferred (other than for employment tax withholdings) into two equal installments generally on the first and second anniversary date of the grant. The LTIP awards generally vest in equal installments over a three year period. Such vesting is expressly conditioned upon the respective employees continued service with Ambac through the applicable vesting date.
RSUs are awarded annually to directors and vest on the last day of April of the following year. These RSUs will not settle until the respective director’s termination from the board of directors or, if earlier, upon a change in control. All RSUs provide for accelerated vesting upon a change in control, death or disability or involuntary removal other than for cause (not including removal pursuant to a shareholder vote at a regularly scheduled annual meeting of shareholders). Upon termination (other than for cause), the unvested RSUs shall partially vest as of the date of such termination in an amount equal to the number of then outstanding unvested RSUs multiplied by a fraction, the numerator of which shall be the number of calendar days which have lapsed since the grant date and the denominator of which shall be the total number of calendar days of the original vesting period.
As of December 31, 2019, 702,579 RSUs remained outstanding, of which (i) 248,942 units required future service as a condition to the delivery of the underlying shares of common stock and (ii)

453,637 units do not require future service and are deferred for future settlement. As of December 31, 2018, 645,028 RSUs remained outstanding, of which (i) 209,093 units required future service as a condition to the delivery of the underlying shares of common stock,and (ii) 435,935 units did not require future service and were deferred for future settlement.
A summary of RSU activity for 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	645,028	$17.17
Granted	248,861	19.75
Delivered or returned to plan (1)	(189,832)	16.76
Forfeited	(1,478)	20.11
Outstanding at end of period	702,579	$18.19

(1)
When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2019, Ambac purchased 72,977 of shares from employees that settled restricted stock units to meet the required tax withholdings.

Ambac’s closing share price on the grant date was used to estimate the fair value of the service condition based RSU on the grant date. The weighted average grant date fair value of RSUs granted during 2019, 2018 and 2017 was $19.75, $16.35 and $20.22, respectively. As of December 31, 2019, there was $2 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 1.7 years. The fair value for RSUs vested and delivered during the year ended December 31, 2019, 2018 and 2017 was $4, $1 and $3, respectively.
Performance Stock Awards ("PSUs")
Performance awards granted vest in 3 years and actual awards will be based on performance at both AFG and Ambac Assurance. Actual awards can payout 0% to 220% of the number of units granted. Under currently outstanding award agreements, performance will be evaluated as follows:

•
AFG performance will be evaluated relative to cumulative earnings before interest, taxes, depreciation and amortization over the vesting period (exclusive of Ambac Assurance and its subsidiaries' earnings), which is intended to reward participants for generating pre-tax income.

•
Ambac Assurance performance will be evaluated according to changes in Ambac Assurance's assets relative to its insurance and financial obligations, which is intended to reward participants for increases in the relative value of Ambac Assurance, as well as reductions in watch list and adversely classified credits, which is intended to reward participants for de-risking the insured portfolio.

•
In 2019, a relative Total Shareholder Return modifier was added as an additional metric with respect to the LTIP award payouts. The modifier will cause the payout at the end of the performance period to be increased or decreased by 10% if AFG's stock performance compared to a peer group is at or

| Ambac Financial Group, Inc. 121 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

above the 75th percentile or at or below the 25th percentile, respectively.
These performance metrics are subject to change by the Compensation Committee of the Board of Directors as Ambac's business evolves.
Other than voluntary termination or involuntary termination for cause, and provided that the participant meets certain minimum service requirements, the performance awards are subject to either partial or accelerated vesting. The current performance awards shall be settled within 75 days after the end of the performance period, including those with partial or accelerated vesting.
In 2015, a performance award was granted to the former Chief Executive Officer. This award vested on February 12, 2018, upon the emergence of the Segregated Account from rehabilitation.
A summary of PSU activity for 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	516,999	$17.02
Granted (1)	230,391	19.17
Delivered (2)	(166,353)	15.52
Forfeited (1)	(8,151)	18.11
Performance adjustment (3)	77,326	15.52
Outstanding at end of period	650,212	$17.98

(1)	Represents performance share units at 100% of units granted for LTIP Awards.

(2)
Reflects the number of performance shares attributable to the performance goals attained over the completed performance period and for which service conditions have been met. When performance stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2019, Ambac purchased 64,086 of shares from employees that settled performance based restricted stock units to meet the required tax withholdings.

(3)	Represents the increase (decrease) in shares issued for awards granted in 2016 based upon the attainment of performance metrics at the end of the performance period.
As of December 31, 2019, there was $6 of total unrecognized compensation costs related to the PSU portion of unvested performance awards, which are expected to be recognized over a weighted average period of 1.6 years.
16. LEASES
Ambac adopted the New Lease Standard, as defined and further described in Note 2. Basis of Presentation and Significant Accounting Policies. Ambac is the lessee and lessor for certain lease agreements further described below.
Lessee information
Ambac is the lessee in operating leases of corporate offices, a data center and equipment. Our leases, in effect at December 31, 2019, have remaining lease terms ranging from less than 1 year to 11 years. Our data center lease has an automatic renewal of one-year unless either party elects to terminate by providing 120 days notice prior to the renewal. This renewal feature is not recognized in the lease liability or right-of-use asset as it is not reasonably certain we will elect to renew. No other leases contain extension or termination provisions.
Lease costs are included in operating expenses on the Consolidated Statement of Total Comprehensive Income (Loss). The components of lease costs, net of sub-lessor income, is as follows:

Year Ended December 31,	2019
Operating lease cost	$7
Variable lease cost	—
Sublease income	(1)
Total lease cost	$7

Ambac is required to make variable lease payments under certain leases which primarily related to variable costs of the lessor. Such costs include taxes, insurance, maintenance and electricity and are less than a million dollars for the year ended December 31, 2019.
Supplemental information related to leases is as follows:

Year Ended December 31,	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash) (1)	30

(1)	Includes right-of-use assets of $14 for the year ended December 31, 2019 for leases which existed prior to the New Lease Standard implementation date of January 1, 2019.
Supplemental balance sheet information related to leases is as follows:

December 31,	2019
Operating leases:
Operating lease right of use assets	$25
Operating lease liabilities	29
Weighted average remaining lease term:
Operating leases	9.9 years
Weighted average discount rate:
Operating leases	7.9%

Operating lease right of use assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, on the consolidated balance sheet.

| Ambac Financial Group, Inc. 122 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Future undiscounted lease payments, gross of sublease receipts, to be made are as follows:

As of December 31, 2019	Operating Leases
2020	$4
2021	4
2022	4
2023	4
2024	4
Thereafter	22
Total lease payments	42
Less: imputed interest	(13)
Total	$29

Lessor information
Ambac is the lessor in one operating sublease of corporate office space which has a remaining term of 10.0 years. There are no extension or termination provisions.
Future undiscounted lease payments to be received are as follows:

As of December 31, 2019	Operating Leases
2020	$1
2021	1
2022	1
2023	1
2024	1
Thereafter	6
Total lease receipts	$12

17. COMMITMENTS AND CONTINGENCIES
Litigation Against Ambac
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017).  Plaintiffs, the corporate developers of various military housing projects, filed an amended complaint on October 27, 2017 against Ambac Assurance, a former employee of Ambac Assurance, and certain unaffiliated persons and entities, asserting claims for (i) violation of 18 U.S.C §§ 1962(c) and 1962(d) (civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspiracy to commit civil RICO), (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) fraudulent misrepresentation, (v) fraudulent concealment and (vi) conspiracy to commit fraud.  The claims relate to bonds and debt certificates (insured by Ambac Assurance) that were issued to finance the renovation and construction of housing at certain military bases. Plaintiffs allege that defendants secretly conspired to overcharge plaintiffs for the financing of the projects and directed the excess profits to themselves.  Plaintiffs allege defendants generated these excess profits by supposedly charging inflated interest rates, manipulating “shadow ratings,” charging unnecessary fees, and hiding evidence of their alleged wrongdoing. Plaintiffs seek, among other things, compensatory damages, disgorgement of profits and fees, punitive damages, trebled damages and attorneys’ fees. Ambac and the other defendants filed motions to dismiss the amended complaint on November 13, 2017. On July 17, 2018, the court granted Ambac Assurance’s and the other defendants’ motion to dismiss the first amended complaint without prejudice. On December 17, 2018, Plaintiffs filed a second amended complaint. On February 15, 2019, Ambac and the other defendants filed a motion to dismiss the second amended complaint. On September 26, 2019, the court issued a decision denying defendants’ motion to dismiss and sua sponte reconsidering its previous denial of defendants’ motion to transfer venue to the Southern District of New York (“SDNY”). On October 4, 2019, the case was transferred to the SDNY. On October 10, 2019, the defendants filed motions in the SDNY to vacate or reconsider the decision by the Northern District of California on the defendants’ motion to dismiss. On October 24, 2019, plaintiffs filed their brief in opposition to defendants' motions to vacate or reconsider, and on October 31, 2019, defendants filed their reply briefs in further support of their motions. On November 20, 2019, the court ordered that the defendants’ answers to the second amended complaint would be due seven days after the court issues a decision on their motions.
Financial Oversight and Management Board for Puerto Rico, et al. v. Autonomy Master Fund Limited, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00291, filed May 2, 2019). On May 2, 2019, the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board"), together with the Official Committee of Unsecured Creditors for the Commonwealth (the "Committee") filed an adversary proceeding against certain parties that filed proofs of claim on account of general obligation bonds issued by the Commonwealth of Puerto Rico, including Ambac Assurance. The complaint seeks declarations that the general obligation bonds are unsecured obligations and, in the alternative, seeks to avoid any security interests that holders of such bonds may have. On June 12, 2019, a group of general obligation bondholders moved to dismiss the complaint. On June 13, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. Ambac Assurance filed a statement of position and reservation of rights on February 5, 2020; certain other defendants filed motions to dismiss on this same date. On February 9, 2020, the Oversight Board announced that it intends to file, and to seek to confirm, an amended plan of adjustment (the “Amended POA”). The team of mediators designated in the Commonwealth’s restructuring cases (the “Mediation Team”) has recommended this case be stayed while the Oversight Board attempts to confirm the Amended POA. The District Court has not yet ruled on this recommendation.
Financial Oversight and Management Board for Puerto Rico, et al. v. Ambac Assurance Corporation, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00363, filed May 20, 2019). On May 20, 2019, the Oversight Board, together with the Committee, as Plaintiffs, filed an adversary proceeding against certain parties that filed proofs of claim on account of bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA"), including Ambac Assurance. The complaint seeks declarations that the PRHTA bonds are only secured by revenues

| Ambac Financial Group, Inc. 123 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

on deposit with the PRHTA Fiscal Agent and that PRHTA bondholders have no security interest in any other property of PRHTA or the Commonwealth, and in the alternative, to the extent such other security interests exist, the complaint seeks to avoid other security interests that holders of PRHTA bonds may have. On June 14, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On December 19, 2019, the District Court ordered that this matter will remain stayed pending further order of the District Court pursuant to the Oversight Board’s initiation of a separate adversary proceeding concerning PRHTA bonds (No. 20-ap-00005, discussed below).
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the PRIFA bond trustee, all of which Defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Briefing on motions to dismiss is expected to conclude on May 13, 2020, and a hearing is scheduled for June 2020.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Convention Center District Authority (“PRCCDA”) and the PRCCDA bond trustee, all of which Defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Briefing on motions to dismiss is expected to conclude on May 13, 2020, and a hearing is scheduled for June 2020.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which Defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Briefing on motions to dismiss is expected to conclude on May 13, 2020, and a hearing is scheduled for June 2020.

Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00007, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board and the Committee filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which Defendants filed proofs of claim against PRHTA relating to PRHTA bonds. The complaint seeks to disallow portions of Defendants’ proofs of claim against the PRHTA, including for lack of secured status. Briefing on motions to dismiss is expected to conclude on May 13, 2020, and a hearing is scheduled for June 2020.
NC Residuals Owners Trust, et al. v. Wilmington Trust Co., et al. (Delaware Court of Chancery, C.A. No. 2019-0880, filed Nov. 1,  2019).  On November 1, 2019, Ambac Assurance became aware of a new declaratory judgment action filed by certain residual equity interest holders (“NC Owners” or “Plaintiffs”) in fourteen National Collegiate Student Loan Trusts (the “Trusts”) against Wilmington Trust Company, the Owner Trustee for the Trusts; U.S. Bank National Association, the Indenture Trustee; GSS Data Services, Inc., the Administrator; and Ambac Assurance.  Plaintiffs seek a number of judicial determinations, including that the Owner Trustee and Administrator are required to follow the NC Owners’ issuer orders and cause the invoices of certain retained professional advisors to be paid from the assets of the Trusts as Owner Trustee expenses and Administrator expenses.  Plaintiffs also seek a declaration that, with respect to the Trusts, the Owner Trustee does not owe fiduciary or extracontractual duties to any party except the NC Owners.  Finally, Plaintiffs request their costs and attorney’s fees incurred in connection with this action.  On January 21, 2020, the presiding Vice Chancellor entered an order consolidating the action with previously filed litigation relating to the Trusts. On January 31, 2020, Plaintiffs filed an amended complaint containing an expanded list of requested judicial determinations. On February 13, 2020, Ambac Assurance, the Owner Trustee, the Indenture Trustee, and other parties filed declaratory judgment counterclaims.
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

| Ambac Financial Group, Inc. 124 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

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
It is not reasonably possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for litigation against the Company which are probable and reasonably estimable, and management's estimated range of loss for such matters, are either not applicable or are not material to the operating results or financial position of the Company. For the litigation matters the Company is defending that do not meet the “probable and reasonably estimable” accrual threshold and where no loss estimates have been provided above, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes. Under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims above and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.
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
Puerto Rico
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037, filed January 7, 2016). Ambac Assurance, along with co-plaintiffs Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed a complaint for declaratory and injunctive relief to protect its rights against the illegal clawback of certain revenue by the Commonwealth of Puerto Rico.  Defendants moved to dismiss on January 29, 2016. On October 4, 2016, the court denied the Defendants’ motions to dismiss. On October 14, 2016, Defendants filed a Notice of Automatic Stay, asserting that

Plaintiffs’ claims have been rendered moot and further asserting that the case was automatically stayed under section 405 of the Puerto Rico Oversight, Management and Economic Stability Act ("PROMESA"). On October 28, 2016, Plaintiffs informed the court that neither party was currently challenging the stay, and expressly reserved their right to seek to lift the stay at any time. Plaintiffs also objected to Defendants’ assertion that the case should be dismissed as moot. PROMESA’s litigation stay expired on May 2, 2017. On May 3, 2017, the Oversight Board filed a petition to adjust the Commonwealth’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against the Commonwealth. On May 17, 2017, the court issued an order staying this case until further order of the court.
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
Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374, filed July 20, 2016). On October 7, 2016, certain General Obligation bondholder Plaintiffs in an action to which Ambac Assurance was not then a party filed a motion for leave to amend an existing complaint, adding the Puerto Rico Sales Tax Financing Corporation ("COFINA"), COFINA’s executive director, and the trustee for the COFINA bonds as Defendants, and asserting numerous claims that challenged the legal validity of the COFINA structure and seek injunctive relief requiring the sales and use tax proceeds securing COFINA’s bonds to be transferred to the Puerto Rico Treasury. On February 17, 2017, the court permitted Ambac Assurance to intervene. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico, and on May 5, 2017, a petition under Title III of PROMESA was filed on behalf of COFINA, resulting in an automatic stay of litigation against the Commonwealth and COFINA (respectively). On May 17, 2017, the court issued an order staying this case until further order of the court. On October 19, 2018, the Oversight Board filed (i) a disclosure statement and a plan of adjustment for COFINA (the “COFINA Plan”) in the COFINA Title III case incorporating a resolution of the dispute between the Commonwealth and COFINA concerning entitlement to sales and use taxes (the “Commonwealth-COFINA Dispute”), and (ii) a motion under Bankruptcy Rule 9019 in the Commonwealth Title III case for approval of the settlement of the Commonwealth-COFINA Dispute (the “9019 Motion”). On February 4, 2019 the District Court granted the 9019 Motion and confirmed the COFINA Plan, which resolves the dispute in this case. The

| Ambac Financial Group, Inc. 125 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

COFINA Plan became effective on February 12, 2019. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order. On April 12, 2019, the Oversight Board and the Puerto Rico Fiscal Agency and Financial Advisory Authority ("AAFAF") moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On August 7 and October 4, 2019, the First Circuit denied the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals. Briefing on the merits of the appeals is ongoing before the First Circuit.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1567, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint seeking a declaration that the Commonwealth’s Fiscal and Economic Growth Plan (the "FEGP") and a recently enacted statute called the “Fiscal Plan Compliance Law” are unconstitutional and unlawful because they violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and are unlawful transfers of property from COFINA to the Commonwealth in violation of PROMESA. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico, and on May 5, 2017, a petition under Title III of PROMESA was filed on behalf of COFINA, resulting in an automatic stay of litigation against COFINA. On May 17, 2017, the court issued an order staying this case until further order of the court. On February 4, 2019, the District Court granted the 9019 Motion and confirmed the COFINA Plan. The COFINA Plan became effective on February 12, 2019. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order. Ambac Assurance anticipates that this case will be voluntarily dismissed given the effectiveness of the COFINA Plan.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1568, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint alleging that various moratorium laws and executive orders enacted by the Commonwealth to claw back funds from PRIFA, PRHTA, and PRCCDA bonds violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and unlawfully transfer PRHTA, PRCCDA, and PRIFA property to the Commonwealth. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico and on May 21, 2017, a petition under Title III of PROMESA was filed on behalf of PRHTA, resulting in an automatic stay of litigation against the Commonwealth and PRHTA (respectively). On May 17, 2017, the court issued an order staying this case until further order of the court.
Ambac Assurance Corporation v. U.S. Department of Treasury et al. (United States District Court, District of Columbia, No. 17-809, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint against the U.S. Department of Treasury and Steven Mnuchin, in his official capacity as Secretary of the Treasury, alleging that Puerto Rico’s ongoing diversion of rum taxes from PRIFA violates the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, and seeking an equitable lien on all rum taxes possessed by the U.S. Treasury, and an injunction preventing their transfer to the Commonwealth. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico. On May 24, 2017, the Oversight Board filed a statement requesting that the court take notice of the stay resulting from the Commonwealth’s Title III filing. On May 25, 2017, the court issued an order staying this case as a result of the Title III proceedings.
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York. No. 1:17-cv-03804, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint in New York State Supreme Court, New York County, against the trustee for the COFINA bonds, Bank of New York Mellon ("BNY"), alleging breach of fiduciary, contractual, and other duties for failing to adequately and appropriately protect the holders of certain Ambac Assurance-insured senior COFINA bonds. On May 19, 2017, BNY filed a notice of removal of this action from New York state court to the United States District Court for the Southern District of New York. On May 30, 2017, the United States District Court for the District of Puerto Rico entered an order in an adversary proceeding brought by BNY (No. 1:17-ap-00133) staying this litigation pending further order of the court. The COFINA Plan became effective on February 12, 2019, and, pursuant to the District Court’s confirmation order, this litigation is permitted to continue, with Ambac’s claims against BNYM being limited to those for gross negligence, willful misconduct and intentional fraud. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On August 7 and October 4, 2019, the First Circuit denied the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals. Briefing on the merits of the appeals is ongoing before the First Circuit.
Bank of New York Mellon v. COFINA, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00133, filed May 16, 2017). On May 16, 2017, BNY filed an interpleader action styled as an adversary proceeding against COFINA and certain creditors of COFINA, including Ambac Assurance, that have made competing claims of entitlement to funds held by BNY in order to determine the parties’ respective entitlements to the funds. BNY also sought a release of liability in association with the COFINA funds in its possession.. On September 27, 2018, the court terminated competing motions for summary judgment without prejudice in light of the pending agreement in principle between the agent for COFINA and the agent for the Commonwealth in adversary proceeding no. 1:17-ap-00257 (the “Commonwealth-COFINA Dispute,” discussed below). On October 19, 2018, the Oversight Board filed (i) a disclosure statement and the COFINA Plan in the COFINA Title III case incorporating a resolution of the Commonwealth-COFINA Dispute, and (ii) the 9019 Motion in the Commonwealth Title III case for approval of the settlement of the Commonwealth-COFINA Dispute. On February 4, 2019 the District Court granted the 9019 Motion and confirmed the COFINA Plan, which resolves the dispute in this case. The COFINA Plan became effective on February 12, 2019. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit

| Ambac Financial Group, Inc. 126 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Court of Appeals. On February 20, 2019, on the joint motion of BNY and COFINA, the District Court dismissed this case with prejudice. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On August 7 and October 4, 2019, the First Circuit denied the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals. Briefing on the merits of the appeals is ongoing before the First Circuit.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00159, filed June 8, 2017). On June 8, 2017, Ambac Assurance filed an adversary complaint in the Commonwealth’s Title III case against the Commonwealth, PRHTA, the Oversight Board, AAFAF, and other Commonwealth government officers. Ambac Assurance challenges the Commonwealth’s clawback of funds from the PRIFA, PRHTA, and PRCCDA bonds under the Contracts, Takings, and Due Process Clauses of the U.S. Constitution and under PROMESA. The complaint further seeks a declaration that revenues pledged to the PRHTA bonds are “special revenues” under Sections 922 and 928 of the Bankruptcy Code, and an injunction compelling Defendants to remit the pledged special revenues to PRHTA for payment of the PRHTA bonds. On July 7, 2017, Ambac Assurance filed an amended complaint that added an additional claim for relief: a declaration that the funds held in the PRHTA reserve accounts are property of the PRHTA bondholders. On July 28, 2017, Defendants moved to dismiss Ambac Assurance’s complaint, which Ambac Assurance opposed. On February 27, 2018, the District Court granted Defendants’ motion to dismiss. On March 9, 2018, Ambac Assurance appealed this ruling to the First Circuit Court of Appeals. On June 24, 2019, the First Circuit affirmed the District Court's dismissal of Ambac Assurance's claims for relief on the grounds that PROMESA deprives courts of jurisdiction to review the Oversight Board's certification determinations, and that PROMESA prohibits the Title III court from interfering with the political or governmental powers of the Commonwealth or the Commonwealth's property or revenues. On January 13, 2020, the Supreme Court of the United States denied Ambac Assurance’s petition for certiorari.
Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257, filed September 8, 2017) (the Commonwealth-COFINA Dispute). On August 10, 2017, the court approved a stipulation between the Oversight Board, the Commonwealth, COFINA, and certain creditor parties, including Ambac Assurance, to resolve the Commonwealth-COFINA Dispute regarding entitlement to sales and use taxes. The stipulation provided that separate agents for COFINA and the Commonwealth would litigate the dispute while preserving the ability of interested parties, to participate in the litigation. On September 8, 2017, the Commonwealth Agent filed an adversary proceeding against the COFINA Agent challenging the COFINA structure on various grounds. The Commonwealth Agent filed a revised complaint on October 25, 2017, making technical corrections to the original complaint. Ambac Assurance made a motion to intervene in this action, which the court granted on November 21, 2017. The Commonwealth Agent filed an amended complaint on January 16, 2018, largely re-stating its original causes of action to fall within the parameters of the dispute set by the court. After extensive motion practice, on September

27, 2018, the court terminated competing summary judgment motions without prejudice in light of a pending agreement in principle between the Commonwealth Agent and COFINA Agent. On October 19, 2018, the Oversight Board filed (i) a disclosure statement and the COFINA Plan in the COFINA Title III case incorporating a resolution of the Commonwealth-COFINA Dispute, and (ii) the 9019 Motion in the Commonwealth Title III case for approval of the settlement of the Commonwealth-COFINA Dispute. On February 4, 2019, the District Court granted the 9019 Motion and confirmed the COFINA Plan, which resolves the dispute in this case. The COFINA Plan became effective on February 12, 2019. On February 21, 2019, on the joint motion of the agents for the Commonwealth and COFINA, the Oversight Board, AAFAF, and all participating interested parties, the District Court dismissed this case with prejudice. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On August 7 and October 4, 2019, the First Circuit denied the motions to dismiss, but without prejudice to reconsideration of the mootness issue by the panel that decides the appeals. Briefing on the merits of the appeals is ongoing before the First Circuit.
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the Committee, as Plaintiffs, filed a complaint against the Puerto Rico Public Buildings Authority (“PBA”) seeking declaratory judgment that the leases between PBA and its lessees-many of whom are agencies and instrumentalities of the Commonwealth-are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On March 12, 2019, Ambac Assurance and other interested parties were permitted to intervene in order to argue that the PBA leases are valid leases, and are entitled to administrative expense treatment under the Bankruptcy Code. Certain intervenor-defendants filed counterclaims for declarations to this effect, and a motion for judgment on the pleadings. On June 16, 2019, the Oversight Board announced that it had entered into a plan support agreement ("PSA") with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this adversary proceeding. On June 27, 2019, the Oversight Board moved to stay this adversary proceeding while it pursues confirmation of the plan contemplated in the PSA. On July 9, 2019, Ambac Assurance objected to the motion to stay. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On September 27, 2019, the Oversight Board filed a joint plan of adjustment and disclosure statement for the Commonwealth, PBA, and the Employees’ Retirement System for Puerto Rico. On February 9, 2020, the Oversight Board executed a new plan support agreement with additional creditors (the “New PSA”) and announced that it intends to file, and seek to confirm, the Amended POA. The Mediation Team has recommended this case continue to be stayed while the

| Ambac Financial Group, Inc. 127 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Oversight Board attempts to confirm the Amended POA. The District Court has not yet ruled on this recommendation.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019) (“GO Bond Claim Objection Procedures”). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by Ambac Assurance. The court subsequently ordered certain consolidated procedures permitting parties in interest an opportunity to participate in litigation of the objection. On April 11, 2019, Ambac Assurance filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this omnibus claim objection. On June 25, 2019, the Oversight Board moved to stay proceedings related to this omnibus claim objection while it pursues confirmation of the plan contemplated in the PSA. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On February 5, 2020, certain parties filed motions to dismiss the claim objection. On February 9, 2020, the Oversight Board executed the New PSA and announced that it intends to file, and seek to confirm, the Amended POA. Additional motions to dismiss were filed on February 19, 2020. The Mediation Team has recommended this matter be stayed while the Oversight Board attempts to confirm the Amended POA. The District Court has not yet ruled on this recommendation.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation’s Motion to Strike Certain Provisions of the Plan Support Agreement By and Among the Financial Oversight and Management Board for Puerto Rico, Certain GO Holders, and Certain PBA Holders (Dkt. No. 8020, filed July 16, 2019) (“Ambac Assurance Motion to Strike PSA”). On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds. On July 16, 2019, Ambac Assurance filed a motion to strike certain provisions of the PSA that it believes violate PROMESA, including the potential payment of a breakup fee to creditors who have supported the PSA. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On February 9, 2020, the Oversight Board executed the New PSA. The Mediation Team has recommended the Ambac Assurance Motion to Strike PSA be denied without prejudice due to the Commonwealth’s entry into the New PSA. The District Court has not yet ruled on this recommendation.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, Ambac Assurance filed a motion seeking an order that the automatic stay does not apply to certain lawsuits Ambac Assurance seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of Ambac Assurance's collateral. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, Ambac Assurance, together with Assured Guaranty Corporation, Assured Guaranty Municipal Corporation, and Financial Guaranty Insurance Company filed a motion to amend the PRIFA Stay Motion in order to allow the PRIFA bond trustee to join the amended motion and to allow movants to address recent, controlling precedent from the First Circuit. The District Court granted the motion to amend on January 31, 2020, and Ambac Assurance filed the amended motion the same day. A preliminary hearing on the amended motion is scheduled for April 2, 2020.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, Ambac Assurance, together with Assured Guaranty Corp., Assured Municipal Corp., National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. A preliminary hearing on the motion is scheduled for April 2, 2020.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16, 2020) (“PRCCDA Stay Motion”). Pursuant to an order of the District Court setting

| Ambac Financial Group, Inc. 128 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, Ambac Assurance, together with Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the PRCCDA bond trustee, filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. A preliminary hearing on the motion is scheduled for April 2, 2020.
Ambac Assurance Corporation v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Samuel A. Ramirez & Co. Inc., Raymond James & Associates, Inc., and UBS Financial Services Inc. (Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, Case No. CV-000248923, filed February 19, 2020). On February 19, 2020, Ambac Assurance filed a complaint in the Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, against certain underwriters of Ambac-insured bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the Puerto Rico Convention Center District Authority (“PRCCDA”), with causes of action under the Puerto Rico civil law doctrines of actos proprios and Unilateral Declaration of Will. Ambac Assurance alleges defendants engaged in inequitable conduct in underwriting Ambac-insured bonds issued by PRIFA and PRCCDA, including failing to investigate and adequately disclose material information in the official statements for the bonds that defendants provided to Ambac Assurance regarding systemic deficiencies in the Commonwealth’s financial reporting. Ambac Assurance seeks damages in compensation for claims paid by Ambac Assurance on its financial guaranty insurance policies insuring such bonds, pre-judgment and post-judgment interest, and attorneys’ fees.
Ambac Assurance Corporation v. Autopistas Metropolitanas de Puerto Rico, LLC (United States District Court for the District of Puerto Rico) Case No. 3:20-cv-01094, filed February 19, 2020). On February 19, 2020, Ambac Assurance filed a complaint in the U.S. District Court for the District of Puerto Rico, against Autopistas Metropolitanas de Puerto Rico, LLC (“Metropistas”), which holds a concession from the Puerto Rico Highways and Transportation Authority (“PRHTA”) for two Puerto Rico highways, PR-5 and PR-22, in connection with a 10-year extension of the concession that was entered into in April 2016. The complaint includes claims for fraudulent conveyance and unjust enrichment, alleging that the consideration paid by Metropistas for the extension was less than reasonably equivalent value and most of the benefit of such payment was received by the Commonwealth instead of PRHTA. Ambac Assurance also seeks a declaratory judgment that it has a valid and continuing lien on certain toll revenues that are being collected by Metropistas.
Student Loans Exposure
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The Consumer Financial Protection Bureau

(“CFPB”) filed a complaint against fifteen National Collegiate Student Loan Trusts, regarding alleged improprieties and deficiencies in servicing practices.   Simultaneous with the filing of its complaint, CFPB also filed a motion for entry of a proposed consent judgment that would grant monetary damages and injunctive relief against the Trusts. Ambac Assurance guaranteed certain securities issued by three of the Trusts and indirectly insures six other Trusts.  Ambac Assurance filed a motion to intervene in the action on September 20, 2017. On September 20, 2018, the case was reassigned to a new judge, who invited additional letter submissions from the parties. Ambac Assurance submitted a letter on September 28, 2018, reiterating its request to intervene in the action. The CFPB also submitted a letter, which asserted that the court can resolve the outstanding intervention motions on the papers. In additional submissions, the CFPB and a firm purporting to represent the Defendant Trusts argued that the court should resolve a dispute relating to the payment of counsel fees out of Trust assets, so that the Trusts can secure representation for the case. On October 19, 2018, the court granted Ambac’s motion to intervene. On November 29, 2018, following submissions from the parties regarding the CFPB’s motion for entry of the proposed consent judgment and regarding discovery necessary to respond to the motion, the court set a bifurcated discovery and briefing schedule. Discovery is now complete as to certain threshold issues and will be followed by briefing on the CFPB’s motion to approve the consent judgment.
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

| Ambac Financial Group, Inc. 129 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

on April 3, 2018, the court denied Plaintiffs’ motion without prejudice and on April 16, 2018 entered an order memorializing its oral ruling. The court also granted Ambac Assurance’s motion to intervene on April 10, 2018 and Ambac Assurance filed its complaint in intervention on April 16, 2018.
On June 15, 2018, the Owner Trustee filed a stipulation and proposed order addressing the selection of a Successor Owner Trustee. Among other provisions, the stipulation calls for the appointment of a Special Master to adjudicate disputes regarding Owner Instructions, and raises the annual expense caps that apply to the Owner Trustee and Indenture Trustee. On November 14, 2018, the court issued an order appointing Hon. Joseph J. Farnan, Jr. as Special Master and granting him authority to resolve non-dispositive disputes among the parties, including disputes concerning instructions to the Owner Trustee. The order appointing the Special Master also raises the annual expense caps that apply to the Owner Trustee and Indenture Trustee. On June 21, 2019, the Special Master denied an application by certain residual equity interest holders in the Trusts, which sought to compel the Owner Trustee to appoint certain counsel for the Trusts in CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). On October 11, 2019, Vice Chancellor Slights issued a decision affirming the Special Master’s ruling. On January 21, 2020, Vice Chancellor Slights entered an order consolidating the action with later-filed litigation pending in Delaware Chancery Court relating to the Trusts, including a declaratory judgment action in which Ambac Assurance was named as a defendant, NC Residuals Owners Trust, et al. v. Wilmington Trust Co., et al. (Del. Ct. Ch., C.A. No. 2019-0880, filed Nov. 1, 2019).
RMBS Litigation
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

In August and October 2018, Defendants filed pre-trial motions seeking to (1) strike Ambac Assurance’s jury demand for its fraudulent-inducement claim; (2) strike Ambac Assurance’s jury demand for its successor-liability claim; (3) sever the trials for Ambac Assurance’s primary- and successor-liability claims; (4) limit the loans for which Ambac Assurance may seek to recover damages; (5) preclude Ambac Assurance from using sampling to prove liability or damages for breach of contract; and (6) dismiss Ambac Assurance’s fraudulent-inducement claim as duplicative of its contract claim. On December 30, 2018, the court denied all six of these pre-trial motions in their entirety and Defendants appealed. On September 17, 2019, the First Department issued a decision on Defendants’ appeals, affirming the trial court’s denials of Countrywide's motions: (1) to strike Ambac Assurance’s jury demand for its fraudulent-inducement claim; (2) to limit the loans for which Ambac Assurance may seek to recover damages; (3) to preclude Ambac Assurance from using sampling to prove liability or damages for breach of contract; and (4) to dismiss Ambac Assurance’s fraudulent-inducement claim as duplicative of its contract claim, but subject to a potential motion by Countrywide to renew. The First Department modified the trial court’s ruling in the following respects: (1) granting Bank of America’s motion to strike Ambac

| Ambac Financial Group, Inc. 130 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Assurance’s jury demand for its successor-liability claim; and (2) granting Defendants’ motion to sever the trials for Ambac Assurance’s primary- and successor-liability claims. On October 17, 2019, Countrywide filed a motion before the First Department for leave to appeal certain issues to the New York Court of Appeals and for reargument or leave to appeal certain other issues, which Ambac Assurance opposed. On January 16, 2020, the First Department recalled and vacated its September 17, 2019 decision and order and substituted a new decision and order with the same rulings on all motions subject to appeal, but also expressly affirming the trial court’s ruling denying Countrywide’s motion to strike Ambac Assurance’s jury demand and removing language from the decision concerning Countrywide’s liability for loans that it knew or should have known were in breach. On the same date, the First Department denied Countrywide’s motion seeking leave to appeal, without prejudice to seeking such leave from the reissued decision and order. On January 30, 2020, Countrywide filed a new motion for leave to appeal the First Department’s denial of its motions (1) to limit the loans for which Ambac Assurance may seek to recover damages; (2) to preclude Ambac Assurance from using sampling to prove liability or damages for breach of contract; (3) to dismiss Ambac Assurance’s fraudulent-inducement claim as duplicative of its contract claim; and (4) to strike Ambac Assurance’s jury demand for its fraudulent-inducement claim. On February 7, 2020, Ambac Assurance filed its opposition to Countrywide’s renewed motion for leave to appeal.
On January 14, 2020, the trial court granted Ambac Assurance’s motion to supplement and amend certain of its expert reports, and expert discovery is ongoing. Trial is currently scheduled to commence on July 13, 2020, although Countrywide has asked the Court to vacate that trial date.

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

•
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Supreme Court of the State of New York, County of New York, Case No. 652321/2015, filed on June 30, 2015). On June 30, 2015, Ambac Assurance and the Segregated Account filed a Summons with Notice in New York Supreme Court (the “2015 New York Action”), asserting claims identical to claims they asserted in a litigation filed on December 30, 2014 in Wisconsin Circuit Court for Dane County, Case No 14 CV 3511 (the “Wisconsin Action”). Specifically, in each action Ambac Assurance asserted a claim for fraudulent inducement in connection with its issuance of insurance policies relating to five residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendant. On July 21, 2015, plaintiffs filed a complaint in the 2015 New York Action and a motion to stay the 2015 New York Action pending appeal and litigation of the Wisconsin Action. Countrywide opposed plaintiffs’ motion to stay and on August 10, 2015, Countrywide filed a motion to dismiss the complaint. On September 20, 2016, the court granted Ambac Assurance’s motion to stay and held Countrywide’s motion to dismiss in abeyance pending resolution of the Wisconsin Action. Following the dismissal of the Wisconsin Action on March 13, 2018, the court in the 2015 New York Action vacated its stay on March 30, 2018, and restored Countrywide’s motion to dismiss to the calendar. The parties submitted supplemental letter briefs on April 11, 2018 addressing newly-issued relevant authority.

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

•
Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “SDNY Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). These two actions relate to U.S. Bank National Association’s (“U.S. Bank”) acceptance of a proposed settlement in a separate litigation that U.S. Bank is prosecuting, as trustee, related to the Harborview Mortgage Loan Trust, Series 2005-10

| Ambac Financial Group, Inc. 131 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

(“Harborview 2005-10”), a residential mortgage-backed securitization for which Ambac Assurance issued an insurance policy. On March 6, 2017, U.S. Bank filed a petition commencing the Minnesota Action, a trust instruction proceeding in Minnesota state court concerning the proposed settlement, and on June 12, 2017, U.S. Bank filed an amended petition.  Ambac Assurance filed a motion to dismiss the Minnesota Action. On November 13, 2017, the court denied Ambac Assurance’s motion to dismiss the Minnesota Action. On February 7, 2018, Ambac Assurance appealed this decision, and on September 4, 2018, the Minnesota Court of Appeals affirmed the lower court's decision. On September 17, 2018, Ambac Assurance filed a petition for review with the Minnesota Supreme Court, which was denied on November 13, 2018. On February 11, 2019, Ambac Assurance filed a petition for certiorari with the United States Supreme Court. On October 4, 2019, the Supreme Court denied Ambac Assurance’s petition for certiorari. On September 6, 2018, the court granted U.S. Bank's motion for leave to file a Second Amended Petition seeking approval of its acceptance of a proposed settlement to settle the separate litigation being prosecuted by U.S. Bank, as Trustee. On September 6, 2018, U.S. Bank filed its Second Amended Petition, and Ambac Assurance and certain other certificateholders objected to, or otherwise responded to, the petition. Discovery in the Minnesota Action is ongoing, and on October 9, 2019, the court set April 27, 2020 as the date for the start of the trial. On June 8, 2018, Ambac Assurance filed the SDNY Action asserting claims arising out of U.S. Bank’s acceptance of the proposed settlement and treatment of trust recoveries. Ambac Assurance asserts claims for declaratory judgment, breach of contract, and breach of fiduciary duty. On November 20, 2018, U.S. Bank filed a motion to dismiss the complaint, which Ambac Assurance opposed. On July 16, 2019, the court in the SDNY Action granted in part and denied in part U.S. Bank's motion to dismiss Ambac Assurance's claims. The court dismissed Ambac Assurance's breach-of-contract and breach-of-fiduciary-duty claims based on U.S. Bank's acceptance of the settlement; and dismissed Ambac Assurance's declaratory judgment claims regarding the occurrence of an Event of Default and U.S. Bank's future distribution of trust recoveries through the waterfall. The court denied the motion to dismiss Ambac Assurance's breach-of-contract claims based on U.S. Bank's past distribution of trust recoveries through the waterfall. On January 17, 2020, U.S. Bank moved for summary judgment regarding the remaining claim relating to distributions. On February 7, 2020, Ambac Assurance cross-moved for summary judgment.

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

•
In re application of Deutsche Bank National Trust Company as Trustee of the Harborview Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018 (the “Trust Instruction Proceeding”). This action relates to Deutsche Bank National Trust Company’s (“DBNT”) proposed settlement of claims related to the Harborview Mortgage Loan Trust Series 2006-9 (“Harborview 2006-09”).  On August 23, 2018, DBNT filed a Petition commencing the Trust Instruction Proceeding, seeking judicial instruction pursuant to CPLR Article 77, inter alia, to accept the proposed settlement with respect of claims relating to Harborview 2006-9. On September 6, 2018, the court entered an Order to Show Cause, setting out procedures for DBNT to give notice of the proceedings and for interested persons to appear.  On November 2, 2018, Ambac Assurance and other interested persons filed notices of intention to appear and answers to DBNT’s  petition, and on November 29, 2018 various parties filed responses to answers.  In its answer, Ambac Assurance opposed DBNT’s request for an order instructing it to accept the proposed settlement on the basis that DBNT breached its obligations by failing to investigate and enforce breaches of representations and warranties in Harborview 2006-09, failing to immediately reject the proposed settlement, and instituting an inadequate certificateholder approval process. Ambac  sought a period of discovery before resolution on the merits. Ambac Assurance has issued document requests to DBNT and subpoenas for documents to Countrywide Home Loans and Bank of America N.A. and DBNT has issued document requests to Ambac Assurance. The parties have exchanged documents. DBNT and Ambac Assurance have each served a notice of corporate deposition upon the other. On October 30, 2019, the court ruled that Ambac Assurance does not need to present a witness for deposition. Under the current case schedule discovery is to be completed by March 10, 2020 and merits briefing by July 10, 2020.

| Ambac Financial Group, Inc. 132 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

18. QUARTERLY INFORMATION (Unaudited)

	2019 Quarters				2018 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Gross premiums written	$3	$(21)	$(13)	$2	$4	$(1)	$(23)	$(5)
Net premiums earned	28	8	10	20	31	26	26	29
Net investment income	55	86	45	42	110	67	58	37
Net other than temporary impairment losses	—	—	—	—	—	(1)	—	(2)
Net realized investment gains (losses)	17	36	18	9	5	47	30	29
Net gains (losses) on derivative contracts	(16)	(35)	(10)	12	25	9	18	(45)
Net realized gains (losses) on extinguishment of debt	—	—	—	—	3	—	—	—
Other income (loss)	1	(9)	141	1	(1)	2	1	2
Income (loss) on Variable Interest Entities	16	3	11	7	1	1	2	—
Losses and loss expenses (benefit)	12	(133)	37	97	(247)	33	34	(42)
Insurance intangible amortization	36	226	17	15	29	23	26	29
Operating expenses	25	29	26	23	36	26	28	21
Interest expense	68	67	67	66	48	62	66	66
Pre-tax income (loss)	(41)	(100)	69	(111)	308	6	(20)	(22)
Net income (loss)	(43)	(128)	66	(110)	306	4	(22)	(20)
Net income (loss) attributable to Common Stockholders	$(43)	$(128)	$66	$(110)	$306	$4	$(104)	$(20)
Net income (loss) per share:
Basic	$(0.94)	$(2.79)	$1.44	$(2.40)	$6.72	$0.09	$(2.27)	$(0.45)
Diluted	$(0.94)	$(2.79)	$1.41	$(2.40)	$6.70	$0.09	$(2.27)	$(0.45)

| Ambac Financial Group, Inc. 133 2019 FORM 10-K |

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — No matters require disclosure.
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
Ambac’s Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO. Ambac’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019 and, the CEO and CFO have concluded that at that date Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Ambac management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Ambac management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control - Integrated Framework. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which expressed an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, Ambac's internal control over financial reporting.
Item 9B.    Other Information
Compensatory Arrangements of Certain Officers
On February 26, 2020, the Compensation Committee of the AFG Board approved certain amendments to the employment agreement of Claude LeBlanc to provide that Mr. LeBlanc would be eligible to receive (i) a target annual bonus amount of no less than 100% of his base salary; and (ii) a target annual long-term incentive award of no less than 150% of his base salary. The amendments removed clauses that set maximums, as a percentage of base salary, on annual bonus amounts and long-term incentive award amounts.
Additional minor amendments and conforming changes were made that do not materially affect the substance of Mr. LeBlanc’s employment agreement.
The foregoing description of the amendments to Mr. LeBlanc’s employment agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amended and Restated Employment Agreement dated as of February 27, 2020 by and among AFG, AAC and Claude LeBlanc, which is filed as Exhibit 10.46 to this Annual Report on Form 10-K and is incorporated into this filing by reference.
Amended and Restated Bylaws
On February 27, 2020, the Board of Directors of AFG approved certain amendments to AFG’s By-laws of (the “By-laws”), effective as of that date. The amendments are set forth in Amended and Restated Bylaws approved by the Board and filed as an exhibit to this Annual Report on Form 10-K. The amendments contained in the Amended and Restated Bylaws relate to the execution and delivery of notices, waivers of notice, proxies, and actions by consent, including by electronic means, and are intended to comport with recent changes to the Delaware General Corporation Law (“DGCL”).
In particular, the changes to the By-laws include:

1.
The provisions of the By-laws governing notices of meetings of stockholders and directors were amended to address providing notice (and the waiver of notice) by electronic transmission, including electronic mail.

2.
The provisions of the By-laws regarding proxies, stockholder action by consent in lieu of a meeting, and director action by consent in lieu of a meeting, were also amended to conform to the current provisions of the DGCL regarding those matters as they relate to granting proxies and acting by consent via electronic transmission.

| Ambac Financial Group, Inc. 134 2019 FORM 10-K |

3.	The provision of the By-laws regarding stockholder addresses was also amended to specifically address stockholder electronic mail addresses.

4.
In connection with these amendments, the definition of “electronic transmission” in the By-laws was amended to comport with the current definition of that term in the DGCL, and definitions of the terms “electronic mail,” “electronic mail address,” and “document” were added (again tracking the similar definitions of those terms in the DGCL).

Additional minor amendments and conforming changes were made that do not materially affect the substance of the By-laws.
The foregoing description of the amendments to AFG’s By-laws is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which are filed as Exhibit 3.2 to this Annual Report on Form 10-K and are incorporated into this filing by reference.

| Ambac Financial Group, Inc. 135 2019 FORM 10-K |

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information relating to AFG’s executive officers and directors, including its audit committee and audit committee financial experts will be in AFG’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2019 (the “2020 Proxy Statement”) and is incorporated herein by reference.
Ambac has a Code of Business Conduct which promotes management’s commitment to integrity and expresses Ambac’s standards for ethical behavior by providing guidelines for handling business situations appropriately. This code can be found on

Ambac’s website at www.ambac.com on the “Investor Relations” page under “Corporate Governance.” Ambac will disclose on its website any amendment to, or waiver from, a provision of its Code of Business Conduct that applies to its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer. Ambac’s corporate governance guidelines and the charters for the committees of the Board of Directors are also available on our website under the “Corporate Governance” page.
Item 11.    Executive Compensation
Information relating to Ambac’s executive officer and director compensation will be in the 2020 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of AFG’s common stock and information relating to the security ownership of AFG’s management will be in the 2020 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 regarding securities issued under our 2013 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Third Column)
Equity compensation plans approved by security holders	2013 Incentive Compensation Plan (1)	2,065,150 (2) (3)	$20.63 (4)	1,383,489 (5)
Equity compensation plans not approved by security holders	None	---	---	---
Total		2,065,150 (2) (3) (4)	$20.63 (5)	—

(1)
Our 2013 Incentive Compensation Plan was approved by the stockholders of AFG on December 18, 2013. The total number of shares of AFG common stock available for issuance under the 2013 Incentive Compensation Plan is 4,000,000.

(2)
Represents, as of December 31, 2019, the number of outstanding restricted stock unit awards, stock options and the maximum number of performance stock units that may be issued if certain performance goals are achieved. Refer to Note 15. Employment Benefit Plans to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for a description of the grants made under the 2013 Incentive Compensation Plan. This amount includes 702,579 restricted stock units, 16,667 options and 1,345,904 performance stock units which are based on the maximum number of shares potentially payable under the awards. Maximum number of shares potentially payable under performance awards range from 200% to 220% of target.

(3)
Each restricted stock unit, stock option and performance stock unit awarded under our 2013 Incentive Compensation Plan was granted at no cost to the persons receiving them. Restricted stock units represent the contingent right to receive the equivalent number of shares of AFG common stock and may vest after the passage of time. Stock options represent the right to acquire an equivalent number of shares of AFG common stock at a specified exercise price. Performance stock units granted pursuant to the Company's Long Term Incentive Plan represent the contingent right to receive a number of shares of AFG common stock ranging from 0% to 220% of the number of units granted depending upon the achievement of certain company-wide performance goals at the end of a specified performance period.

(4)
Reflects the weighted-average price of all outstanding options that had been granted but not forfeited, expired or exercised. Performance shares and restricted stock units are not included in determining the weighted-average price as they have no exercise price.

(5)	The number of securities remaining available for future issuance under compensation plans considering the target number of performance stock units are 2,079,181.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information relating to Ambac with respect to certain relationships and related transactions and director independence will be in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be in the 2020 Proxy Statement and is incorporated herein by reference.
PART IV

| Ambac Financial Group, Inc. 136 2019 FORM 10-K |

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as a part of this report:

1.	Financial Statements
The consolidated financial statements included in Part II, Item 8 above are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:
(b)    Exhibits

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
(3) Articles of Incorporation and bylaws:
3.1	Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc.	8-A	05/01/13	3.2
3.2	Amended By-Laws of Ambac Financial Group, Inc.				X
(4) Instruments defining the rights of security holders, including indentures:
4.1	Description of Capital Stock	8-A	05/01/13
4.2	Specimen form of common stock certificate	8-A	05/01/13	4.1
4.3	Warrant Agreement between Ambac Financial Group, Inc. and Computershare Inc.	8-A	05/01/13	4.2
4.4	Specimen form of warrant certificate (included in Exhibit 4.2)
4.5	Junior Note Fiscal Agency Agreement, dated as of April 30, 2013, by and between the Segregated Account of Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-K	03/03/14	4.5
4.6	5.1% Junior Surplus Note due June 7, 2020 in the aggregate amount of $350 million issued by the Segregated Account of Ambac Assurance Corporation pursuant to the Junior Note Fiscal Agency Agreement, dated as of April 30, 2013	10-K	03/03/14	4.6
4.7	Form of 5.1% Non-Reducing Junior Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation	10-K	03/03/14	4.7
4.8	Form of 5.1% Bankruptcy Reducing Junior Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation	10-K	03/03/14	4.8
4.9	Form of 5.1% Reducing Junior Surplus Note due June 7, 2020, issued by the Segregated Account of Ambac Assurance Corporation	10-K	03/03/14	4.9
4.10	Fiscal Agency Agreement, dated as of July 19, 2010, by and between the Segregated Account of Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-K	03/03/14	4.10
4.11	Form of Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation.(included in Exhibit 4.9)
4.12	Fiscal Agency Agreement, dated as of June 7, 2010, by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	8-K	06/08/10	10.3
4.13	Amendment dated as of October 3, 2014 to Fiscal Agency Agreement dated as of June 7, 2010 by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-Q	11/09/15	4.1
4.14	Indenture (including the form of Notes), dated as of February 12, 2018, between Ambac LSNI, LLC and The Bank of New York Mellon, as trustee and note collateral agent, providing for the issuance of insured secured notes	8-K	02/15/18	4.1

| Ambac Financial Group, Inc. 137 2019 FORM 10-K |

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
4.15	Indenture (including the form of Notes), dated as of February 12, 2018, between Ambac Assurance Corporation and The Bank of New York Mellon, as trustee and note collateral agent providing for the issuance of senior notes secured by certain interests in proceeds of certain RMBS litigation	8-K	02/15/18	4.3
4.16	Supplemental Fiscal Agency Agreement, dated as of February 12, 2018, among the Segregated Account of Ambac Assurance Corporation, Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	8-K	02/15/18	4.4
4.17	Promissory Note and Security Agreement dated as of February 12, 2018, of Ambac Assurance Corporation in favor of Ambac LSNI, LLC	10-K	02/28/19	4.16
(10) Material contract and management compensation plans and arrangements:
10.1	Amended and Restated Trust Agreement dated as of August 28, 2014, among Ambac Financial Group, Inc., The Bank of New York Mellon, and Wilmington Trust, National Association	8-K	08/28/14	99.2
10.2	Ambac Financial, Group, Inc.’s Incentive Compensation Plan	DEF 14A	11/08/13	A
10.3	Ambac Financial Group, Inc.'s Long-Term Incentive Compensation Plan	10-Q	08/11/14	10.1
10.4	Form of Amended and Restated Restricted Stock Unit Award Letter for executive officers	10-K	03/03/14	10.4
10.5	Form of Equity Award Letter for directors	10-K	03/03/14	10.5
10.6	Closing Agreement between Ambac Financial, Group, Inc. and Commissioner of Internal Revenue, dated April 30, 2013	8-K	05/03/13	10.2
10.7	Amendment No. 1, dated April 29, 2013, to the Amended and Restated Tax Sharing Agreement among Ambac Financial Group, Inc. and certain of its affiliates	8-K	05/03/13	10.1
10.8	Tax Sharing Agreement dated March 14, 2012 among Ambac Financial Group, Inc. and certain of its affiliates	10-K	03/03/14	10.12
10.9	Form of Amendment No. 1 to Cooperation Agreement between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation	8-K	09/27/11	10.3
10.10	Form of Expense Sharing and Cost Allocation Agreement among Ambac Assurance Corporation, Ambac Financial Group, Inc. and their respective subsidiaries and affiliates	8-K	09/27/11	10.2
10.11	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	03/16/11	10.34
10.12	Settlement, Discontinuance and Release Agreement, dated as of March 1, 2011, by and among One State Street, LLC, Ambac Financial Group, Inc., Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation	10-K	03/16/11	10.33
10.13	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products LLC, Ambac Financial Group, Inc. and the parties listed on Schedule A thereto	10-Q	11/15/10	10.1
10.14	Ambac Financial Group, Inc. Severance Pay Plan (Applicable to termination on or after January 1, 2010)	10-Q	05/17/10	10.26
10.15	Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation	10-K	04/09/10	10.23
10.16	Lease Modification dated as of September 8, 2015 to the Lease dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	02/29/16	10.27
10.17	Form of 2017 Long-Term Incentive Compensation Agreement between Ambac Financial Group, Inc. and each of the Company's executive officers				X

| Ambac Financial Group, Inc. 138 2019 FORM 10-K |

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.18	Voting Support Settlement Agreement, dated as of March 28, 2016, by and between Ambac Financial Group, Inc. and Cornwall Master LP	8-K	03/29/16	10.3
10.19	Employment Agreement dated as of November 1, 2016 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and David Trick	10-Q	11/03/16	10.2
10.20	Employment Agreement dated as of December 8, 2016, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc	8-K	12/13/16	10.1
10.21	Employment Agreement dated as of January 4, 2017 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Stephen Ksenak	8-K	01/06/17	10.1
10.22	Rehabilitation Exit Support Agreement, by and among Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain holders of Ambac Assurance Corporation’s 5.1% Surplus Notes due 2020 and certain holders of Ambac Assurance Corporation’s deferred payment obligations, dated as of July 19, 2017	8-K	07/20/17	10.1
10.23	Tier 2 Commitment Letter, dated as of July 19, 2017 from funds affiliated with or managed by investors party thereto	8-K	07/20/17	10.2
10.24	First Amendment to the Rehabilitation Exit Support Agreement, by and among Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain holders of Ambac Assurance Corporation’s 5.1% Surplus Notes due 2020 and certain holders of Ambac Assurance Corporation’s deferred payment obligations, dated as of September 21, 2017	8-K	09/26/17	10.1
10.25	Financial Guaranty Insurance Policy, dated February 12, 2018, issued by Ambac Assurance Corporation	8-K	02/15/18	10.1
10.26	Collateral Agreement, dated as of February 12, 2018, made by Ambac LSNI, LLC in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent for the secured parties	8-K	02/15/18	10.2
10.27	Pledge Agreement, dated as of February 12, 2018, made by Ambac Assurance Corporation in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent	8-K	02/15/18	10.3
10.28	Collateral Agreement, dated as of February 12, 2018, made by Ambac Assurance Corporation in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent for the secured parties	8-K	02/15/18	10.4
10.29	Waiver and Amendment, dated as of February 12, 2018, among Ambac Assurance Corporation, Ambac Credit Products, LLC, Ambac Financial Group, Inc. and the other signatories party thereto	8-K	02/15/18	10.5
10.30	Second Amended Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation dated September 25, 2017, and effective as of February 12, 2018	10-K	02/28/18	10.38
10.31	Order Granting the Rehabilitator’s Motion to Further Amend the Plan of Rehabilitation and confirming the Second Amended Plan of Rehabilitation, as amended, Case No. 10-CV-1576 (Dane County, Wisconsin) dated January 22, 2018	10-K	02/28/18	10.39
10.32	Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of the Rehabilitation of the Segregated Account of Ambac Assurance Corporation effective as of February 12, 2018	10-K	02/28/18	10.40
10.33	Amendment No. 1 to the Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of the Rehabilitation of the Segregated Account of Ambac Assurance Corporation effective as of February 12, 2018	10-K	02/28/19	10.37
10.34	Form of 2018 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/09/18	10.1
10.35	Form of 2018 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/09/18	10.2

| Ambac Financial Group, Inc. 139 2019 FORM 10-K |

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.36	Form of 2018 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/09/18	10.3
10.37	Form of 2018 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/09/18	10.4
10.38	Form of 2018 Deferred Stock Unit Award Agreement between Ambac Financial Group, Inc. and each of the Company’s executive officers	10-Q	05/09/18	10.5
10.39	Preferred Stock Repurchase and Support Agreement dated as of June 22, 2018, by and among Ambac Assurance Corporation (“AAC”), Ambac Financial Group, Inc. and the holders of one or more series of the AAC’s outstanding Auction Market Preferred Shares	8-K	06/25/18	10.1
10.40	Form of 2019 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/09/19	10.1
10.41	Form of 2019 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/09/19	10.2
10.42	Form of 2019 Deferred Stock Unit Award Agreement between Ambac Financial Group, Inc. and each of the Company’s executive officers	10-Q	05/09/19	10.5
10.43	Form of 2019 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	08/08/19	10.1
10.44	Form of 2019 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	08/08/19	10.2
10.45	SUBLEASE dated as of January 30, 2019, between Advance Magazine Publishers Inc. (D/B/A CONDE NAST), and Ambac Assurance Group Corporation				X
10.46	Amended and Restated Employment Agreement dated as of February 27, 2020, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc				X
(99) Additional exhibits
99.1	Amendment dated as June 12, 2014 to the Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation	10-Q	11/10/14	99.1
99.2	Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc., effective as of May 1, 2013	10-K	03/03/14	99.3
99.3	Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation	10-K	03/16/11	99.2
99.4	Plan of Operation of the Segregated Account of Ambac Assurance Corporation	10-Q	08/09/10	99.1

Other exhibits, filed or furnished, as indicated:
21.1	List of Subsidiaries of Ambac Financial Group, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney for directors of Ambac Financial Group, Inc.				X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

| Ambac Financial Group, Inc. 140 2019 FORM 10-K |

Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

++ Furnished herewith.

| Ambac Financial Group, Inc. 141 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
Other Than Investments in Related Parties
December 31, 2019

Type of Investment ($ in millions)	Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Municipal obligations	$194	$215	$215
Corporate obligations	1,396	1,430	1,430
Foreign obligations	44	44	44
U.S. government obligations	157	156	156
Residential mortgage-backed securities	200	248	248
Commercial mortgage-backed securities	49	50	50
Collateralized debt obligations	147	146	146
Other asset-backed securities	263	287	287
Short-term	737	737	737
Other	388	493	478
Total	$3,575	$3,807	$3,792

| Ambac Financial Group, Inc. 142 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Balance Sheets

($ in millions, except share data) December 31,	2019	2018
Assets:
Fixed income securities, at fair value (amortized cost: 2019—$71 and 2018—$151)	$70	$148
Short-term investments, at cost (approximates fair value)	318	193
Other investments	46	40
Total investments	434	381
Cash	9	15
Investment in subsidiaries	993	1,148
Investment income due and accrued	1	1
Current taxes receivable (1)	30	44
Other assets	11	3
Total assets	$1,478	$1,593
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other liabilities	$2	$1
Total liabilities	2	1
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,571,743 and 45,365,170	—	—
Additional paid-in capital	232	219
Accumulated other comprehensive income (loss)	42	(49)
Retained earnings	1,203	1,421
Treasury stock, shares at cost: 16,343 and 28,892	—	—
Total Ambac Financial Group, Inc. stockholders’ equity	1,477	1,592
Total liabilities and stockholders’ equity	$1,478	$1,593
May not add due to rounding

(1)
As of December 31, 2019, and December 31, 2018, $28 and $44, respectively, relate to receivables from the Registrant's wholly-owned subsidiary, Ambac Assurance Corporation, pursuant to the intercompany tax sharing agreement, with the remainder being state income taxes.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 143 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Comprehensive Income

($ in millions) Year Ended December 31,	2019	2018	2017
Revenues:
Investment income	$19	$28	$24
Other than temporary impairments	(2)	(1)	(1)
Net realized gains (losses)	1	(1)	(7)
Total revenues	18	26	17
Expenses:
Operating expenses	16	8	4
Total expenses	16	8	4
Income (loss) before income taxes and equity in undistributed net loss of subsidiaries	2	17	13
Federal income tax provision (benefit)	(5)	(11)	(29)
Income before equity in undistributed net income (loss) of subsidiaries	7	28	43
Equity in undistributed net income (loss) of subsidiaries	(223)	157	(371)
Net income (loss)	$(216)	$186	$(329)

Other comprehensive income (loss), after tax:
Net income (loss)	$(216)	$186	$(329)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(8), $2 and $0	65	55	(82)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0 and $0	26	(48)	74
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0, $0 and $0	—	1	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0 and $0	(1)	(2)	1
Total other comprehensive income (loss)	91	6	(7)
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$(125)	$192	$(335)
May not add due to rounding
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 144 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Stockholders' Equity

($ in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2019	$1,592	$1,421	$(49)	$—	$—	$219	$—
Total comprehensive income (loss)	(125)	(216)	91	—	—	—	—
Stock-based compensation	12	—	—	—	—	12	—
Cost of shares (acquired) issued under equity plan	(3)	(3)	—	—	—	—	—
Balance at December 31, 2019	$1,477	$1,203	$42	$—	$—	$232	$—

Balance at Balance at January 1, 2018	$1,381	$1,234	$(52)	$—	$—	$200	$—
Total comprehensive income (loss)	192	186	6	—	—	—	—
Adjustment to initially apply ASU 2016-01	—	3	(3)	—	—	—	—
Stock-based compensation	12	—	—	—	—	12	—
Cost of shares (acquired) issued under equity plan	(1)	(1)	—	—	—	—	—
Issuance of warrants	8					8
Balance at December 31, 2018	$1,592	$1,421	$(49)	$—	$—	$219	$—

Balance at January 1, 2017	$1,714	$1,558	$(39)	$—	$—	$195	$—
Total comprehensive income (loss)	(335)	(329)	(7)	—	—	—	—
Adjustment to initially apply ASU 2018-02	—	7	(7)	—	—	—	—
Stock-based compensation	4	—	—	—	—	4	—
Cost of shares (acquired) issued under equity plan	(2)	(2)	—	—	—	—	—
Balance at December 31, 2017	$1,381	$1,234	$(52)	$—	$—	$200	$—

May not add due to rounding
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 145 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statements of Cash Flow

($ in millions) Year Ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(216)	$186	$(329)
Adjustments to reconcile net income loss to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiaries	223	(157)	371
Amortization of bond premium and discount	(6)	(7)	(17)
Other-than-temporary impairment charges	2	1	1
Net realized gains (losses)	(1)	1	7
Increase (decrease) in current income taxes payable	15	(15)	(1)
Share-based compensation	12	12	4
(Increase) decrease in other assets	(8)	12	(11)
Other, net	(6)	—	(10)
Net cash provided by (used in) operating activities	16	32	16
Cash flows from investing activities:
Proceeds from matured bonds	86	230	187
Purchases of bonds	(2)	(137)	(196)
Change in short-term investments	(125)	(123)	(3)
Change in other investments	—	25	(35)
Sale of auction market preferred shares of Ambac Assurance	19	—	—
Purchase of auction market preferred shares of Ambac Assurance	—	(11)	—
Other, net	—	(5)	3
Net cash provided by (used in) investing activities	(22)	(21)	(44)
Cash flows from financing activities:
Net cash flow	(6)	11	(28)
Cash at beginning of period	15	4	32
Cash at end of period	$9	$15	$4

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$4	$1
Non-cash financing activity:
Issuance of warrants in connection with purchase of auction market preferred shares of Ambac Assurance	$—	$8	$—
May not add due to rounding
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 146 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Notes to Condensed Financial Information
(Dollar Amounts in Millions)
The condensed financial information of Ambac Financial Group, Inc. (“AFG” or the “Registrant”) as of December 31, 2019 and 2018, and for the three years in the period ended December 31, 2019, should be read in conjunction with the consolidated financial statements of AFG Financial Group, Inc. and Subsidiaries and the notes thereto included in this 2019 Annual Report on Form 10-K for the year ended December 31, 2019.
AFG, headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991.
Income Taxes
AFG files a consolidated Federal income tax return with its U.S. subsidiaries. AFG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. As of December 31, 2019, Ambac had consolidated U.S. federal loss carryforwards ("NOLs") totaling $3,535, which, if not utilized, will begin expiring in 2029, and will fully expire in 2040.
Pursuant to the intercompany tax sharing agreement, taxable income generated by Ambac Assurance after September 30, 2011, is offset by $3,650 of NOLs allocated to Ambac Assurance. However, as Ambac Assurance utilizes these $3,650 of NOLs it is obligated to make payments (“Tolling Payments”), subject to certain credits, to AFG in accordance with a four tier (A through D) NOL usage table. NOLs in excess of the allocated $3,650 may be utilized by Ambac Assurance, subject to AFG's consent for a payment of 25% of the benefit received. Any NOLs generated by Ambac Assurance after September 30, 2011, must be utilized prior to any allocated NOLs for which Tolling Payments will be due. The NOLs allocated to AFG as of December 31, 2019, were $1,250, and begin expiring in 2029 and fully expire in 2033.
Through December 31, 2018, Ambac Assurance generated cumulative taxable income of $1,508, utilizing all post September 30, 2011, NOLs as of such date. For the year ended December 31, 2019, the Ambac Assurance sub-group generated an NOL of $143, that will expire in 2040 and will need to be utilized before any new Tolling Payments will be generated.
Through December 31, 2019, Ambac Assurance generated Tolling Payments, net of applicable credits, of $147, of which $119 was paid to AFG through December 31, 2019. In May 2018 AFG executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make the 2017 tax year Tolling Payment of $28 payment by June 1, 2018. AFG has also agreed to continue to defer the Tolling Payment for the use of net operating losses by Ambac Assurance in 2017 until such time as OCI consent to the payment.
The Registrant's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to the Registrant.

| Ambac Financial Group, Inc. 147 2019 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV— REINSURANCE
Years Ended December 31, 2019, 2018 and 2017

Insurance Premiums Written ($ in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2019	$(28)	$31	$—	$(60)	—%

Year Ended December 31, 2018	(24)	17	$—	(41)	—%

Year Ended December 31, 2017	(14)	(2)	—	(12)	—%

| Ambac Financial Group, Inc. 148 2019 FORM 10-K |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	March 2, 2020	By:	/S/ DAVID TRICK
David Trick
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. STEIN*	Chairman of the Board and Director	March 2, 2020
Jeffrey S. Stein

/S/ CLAUDE LEBLANC	President, Chief Executive Officer and Director	March 2, 2020
Claude LeBlanc	(Principal Executive Officer)

/S/ DAVID TRICK	Executive Vice President and Chief Financial Officer	March 2, 2020
David Trick	(Principal Financial Officer)

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer	March 2, 2020
Robert B. Eisman	(Principal Accounting Officer)

/S/ ALEXANDER D. GREENE*	Director	March 2, 2020
Alexander D. Greene

/S/ IAN D. HAFT*	Director	March 2, 2020
Ian D. Haft

/S/ DAVID L. HERZOG*	Director	March 2, 2020
David L. Herzog

/S/ C. JAMES PRIEUR*	Director	March 2, 2020
C. James Prieur

/S/ JOAN LAMM-TENNANT*	Director	March 2, 2020
Joan Lamm-Tennant

/S/ STEPHEN M. KSENAK
*By: Stephen M. Ksenak	Attorney-in-fact	March 2, 2020

| Ambac Financial Group, Inc. 149 2019 FORM 10-K |