Form 10-Q
period 2020-03-31
AMBAC FINANCIAL GROUP INC
filed 2020-05-11
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-10777

AMBAC FINANCIAL GROUP INC
Exact name of Registrant as specified in its charter)

Delaware			13-3621676
(State of incorporation)			(I.R.S. employer identification no.)

One State Street Plaza	New York	NY	10004
(Address of principal executive offices)			(Zip code)

(212)	658-7470
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock par value $0.01 per share	AMBC	New York Stock Exchange
Warrants	AMBC WS	New York Stock Exchange
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
As of May 7, 2020, 45,779,023 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries		3	Quantitative and Qualitative Disclosures About Market Risk	67
	Consolidated Balance Sheets (Unaudited)	1	4	Controls and Procedures	68
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	2
	Consolidated Statements of Stockholders' Equity (Unaudited)	3	PART II. OTHER INFORMATION
	Consolidated Statements of Cash Flows (Unaudited)	4	1	Legal Proceedings	68
	Notes to Unaudited Consolidated Financial Statements	5	1A	Risk Factors	69
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	42	2	Unregistered Sales of Equity Securities and Use of Proceeds	69
	Cautionary Statement Pursuant To The Private Securities Litigation Reform Act Of 1995	42	3	Defaults Upon Senior Securities	70
	Executive Summary	43	5	Other Information	70
	Critical Accounting Policies and Estimates	46	6	Exhibits	70
	Financial Guarantees in Force	46	SIGNATURES		71
	Results of Operations	51
	Liquidity and Capital Resources	56
	Balance Sheet	58
	Variable Interest Entities	64
	Accounting Standards	64
	Ambac Assurance Statutory Basis Financial Results	64
	Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	65
	Non-GAAP Financial Measures	65

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions, except share data) (March 31, 2020 (Unaudited))	2020	2019
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $2,367 and $2,450)	$2,367	$2,577
Short-term investments pledged as collateral, at fair value (amortized cost of $85 and $85)	85	85
Short-term investments, at fair value (amortized cost of $586 and $653)	586	653
Other investments (includes $317 and $432 at fair value)	363	478
Total investments (net of allowance for credit losses of $0 at March 31, 2020)	3,400	3,792
Cash and cash equivalents	58	24
Restricted cash	31	55
Premium receivables (net of allowance for credit losses of $14 at March 31, 2020)	403	416
Reinsurance recoverable on paid and unpaid losses	36	26
Deferred ceded premium	79	82
Subrogation recoverable	2,192	2,029
Derivative assets	88	75
Current taxes	16	11
Insurance intangible asset	406	427
Other assets	144	95
Variable interest entity assets:
Fixed income securities, at fair value	2,928	3,121
Restricted cash	2	2
Loans, at fair value	2,932	3,108
Derivative assets	62	52
Other assets	1	3
Total assets	$12,777	$13,320
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$507	$518
Loss and loss expense reserves	1,797	1,548
Ceded premiums payable	28	29
Deferred taxes	26	32
Long-term debt	2,760	2,822
Accrued interest payable	457	441
Derivative liabilities	137	90
Other liabilities	131	93
Variable interest entity liabilities:
Accrued interest payable	—	1
Long-term debt (includes $4,092 and $4,351 at fair value)	4,263	4,554
Derivative liabilities	1,610	1,657
Total liabilities	11,716	11,783
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,865,081 and 45,571,743	—	—
Additional paid-in capital	235	232
Accumulated other comprehensive income (loss)	(149)	42
Retained earnings	917	1,203
Treasury stock, shares at cost: 86,058 and 16,343	(2)	—
Total Ambac Financial Group, Inc. stockholders’ equity	1,002	1,477
Noncontrolling interest	60	60
Total stockholders’ equity	1,062	1,536
Total liabilities and stockholders’ equity	$12,777	$13,320
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share data)	2020	2019
Revenues:
Net premiums earned	$10	$28
Net investment income (loss)	(21)	55
Net realized investment gains (losses)	8	17
Net gains (losses) on derivative contracts	(70)	(16)
Other income (expense)	—	1
Income (loss) on variable interest entities	3	16
Total revenues	(70)	100
Expenses:
Losses and loss expenses (benefit)	117	12
Insurance intangible amortization	13	36
Operating expenses	24	25
Interest expense	63	68
Total expenses	217	142
Pre-tax income (loss)	(287)	(41)
Provision (benefit) for income taxes	(7)	2
Net income (loss) attributable to common stockholders	$(280)	$(43)
Other comprehensive income (loss), after tax:
Net income (loss)	$(280)	$(43)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(0) and $(1)	(146)	56
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0 and $0	(46)	15
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $1 and $0	3	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0 and $0	(2)	—
Total other comprehensive income (loss), net of income tax	(191)	71
Total comprehensive income (loss) attributable to common stockholders	$(470)	$28
Net income (loss) per share attributable to common stockholders:
Basic	$(6.07)	$(0.94)
Diluted	$(6.07)	$(0.94)
Weighted average number of common shares outstanding:
Basic	46,060,324	45,832,297
Diluted	46,060,324	45,832,297
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2020	$1,536	$1,203	$42	$—	$—	$232	$—	$60
Total comprehensive income (loss)	(470)	(280)	(191)	—	—	—	—	—
Adjustment to initially apply ASU 2016-13	(4)	(4)	—	—	—	—	—	—
Stock-based compensation	3	—	—	—	—	3	—	—
Cost of shares (acquired) issued under equity plan	(3)	(1)	—	—	—	—	(1)	—
Balance at March 31, 2020	$1,062	$917	$(149)	$—	$—	$235	$(2)	$60

Balance at January 1, 2019	$1,633	$1,421	$(49)	$—	$—	$219	$—	$41
Total comprehensive income (loss)	28	(43)	71	—	—	—	—	—
Stock-based compensation	4	—	—	—	—	4	—	—
Cost of shares (acquired) issued under equity plan	(2)	(2)	—	—	—	—	—	—
Re-issuance of Ambac Assurance auction market preferred shares	3	—	—	—	—	—	—	3
Balance at March 31, 2019	$1,666	$1,376	$23	$—	$—	$224	$(1)	$44
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(280)	$(43)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	—
Amortization of bond premium and discount	(4)	(12)
Share-based compensation	3	4
Deferred income taxes	(6)	(1)
Current income taxes	(5)	4
Unearned premiums, net	(7)	(36)
Losses and loss expenses, net	77	(119)
Ceded premiums payable	(1)	(1)
Premium receivables	13	8
Accrued interest payable	23	29
Amortization of insurance intangible assets	13	36
Net mark-to-market (gains) losses	2	—
Net realized investment gains	(8)	(17)
Variable interest entity activities	(3)	(16)
Derivative assets and liabilities	32	12
Other, net	63	57
Net cash used in operating activities	(87)	(95)
Cash flows from investing activities:
Proceeds from sales of bonds	221	641
Proceeds from matured bonds	49	35
Purchases of bonds	(150)	(183)
Proceeds from sales of other invested assets	243	2
Purchases of other invested assets	(195)	(29)
Change in short-term investments	67	(478)
Change in cash collateral receivable	(56)	57
Proceeds from paydowns of consolidated VIE assets	66	67
Other, net	(1)	—
Net cash provided by investing activities	244	112
Cash flows from financing activities:
Paydowns of Ambac note	(77)	(13)
Issuance of auction market preferred shares of Ambac Assurance	—	3
Tax payments related to shares withheld for share-based compensation plans	(3)	(2)
Payments of consolidated VIE liabilities	(66)	(63)
Net cash used in financing activities	(146)	(76)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Net cash flow	10	(58)
Cash, cash equivalents, and restricted cash at beginning of period	81	83
Cash, cash equivalents, and restricted cash at end of period	$91	$25
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
The following description provides an update of Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the complete descriptions provided in the Form 10-K. Capitalized terms used, but not defined herein, and in the other footnotes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q shall have the meanings ascribed thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires.
AFG’s subsidiary, Ambac Assurance Corporation (“Ambac Assurance" or "AAC") and its subsidiary, Ambac Assurance UK Limited (“Ambac UK”), are both financial guarantee insurance companies in run-off. Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed.
Management reviews financial information, allocates resources and measures financial performance on a consolidated basis. As a result, the Company has a single reportable segment.
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize shareholder value through executing the following key strategies:

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
With respect to our new business strategy, we continue to evaluate and pursue strategic opportunities in credit, insurance, asset management and other financial services that we believe would be synergistic to Ambac and would leverage our core competencies. While we have increased our efforts in evaluating such potential opportunities, we continue to be measured and disciplined in our approach as we seek to deploy our capital on opportunities that will generate sustainable long-term shareholder value. Although we are exploring new business opportunities for AFG, no assurance can be given that we will be able to identify or execute a suitable transaction and/or obtain the financial and other resources that may be required to finance the acquisition or develop any new businesses or assets. As a consequence of the coronavirus disease 2019 ("COVID-19") pandemic, risks associated with our new businesses strategy have increased given uncertainties related to the resulting global recession, increase in business risk in our target sectors and disruption to the capital markets. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.
The execution of AFG’s strategy to extract and increase the value of its investment in Ambac Assurance is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, as well as the Stipulation and Order and in the indenture for the Tier 2 Notes, each of which requires the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) and, under certain circumstances, holders of the debt instruments benefiting from such restrictions, to approve certain actions taken by or in respect of Ambac Assurance. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG. AFG's strategy to extract and increase the value of its investment in Ambac Assurance is also subject to significantly more risk and uncertainty due to the consequences of the COVID-19 pandemic on the global economy, issuers of debt insured by Ambac, and issuers of debt and other investments owned by Ambac. These consequences may include material losses in Ambac's insured and investment portfolio, higher earnings volatility, increased liquidity demands and greater counterparty risk.
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed its significant accounting policies in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
Consolidation:
The consolidated financial statements include the accounts of AFG and all other entities in which AFG (directly or through its subsidiaries) has a controlling financial interest, including variable

| Ambac Financial Group, Inc. 5 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting

Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019 consolidated balance sheet was derived from audited financial statements.
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
Foreign Currency:
Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the ASC. The functional currencies of AFG's subsidiaries are the local currencies of the country where the respective subsidiaries are based, which are also the primary operating environments in which the subsidiaries operate.
Foreign currency translation: Functional currency assets and liabilities of AFG’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments, net of deferred taxes, are included as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Functional currency operating results of foreign subsidiaries are translated using average exchange rates.
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $1 and $2 for the three months ended March 31, 2020 and 2019, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.

| Ambac Financial Group, Inc. 6 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31,
	2020	2019
Cash paid during the period for:
Income taxes	$2	$1
Interest on long-term debt	31	38
Non-cash financing activities:
Exchange of investments in Puerto Rico COFINA bonds for new bonds issued in the Plan of Adjustment	$—	$510

	March 31,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$58	$22
Restricted cash	31	—
Variable Interest Entity Restricted cash	2	3
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$91	$25

Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Adopted Accounting Standards:
Effective January 1, 2020, the Company adopted the following accounting standards:
Measurement of Credit Losses on Financial Instruments (CECL)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief; and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (collectively the Current Expected Credit Loss standard or "CECL")
The new CECL standard affects how reporting entities measure credit losses for financial assets that are not accounted for at fair value through net income. For Ambac, these financial assets include available-for-sale debt securities, premium receivables, reinsurance recoverables, and loans. CECL does not apply to recoveries of previously paid losses on financial guarantee insurance contracts accounted for under ASC 944 nor does it apply to equity method investments accounted for under ASC 323.
For available-for-sale debt securities, the updated guidance was applied prospectively and for financial instruments measured at amortized cost, the updated guidance was applied by a cumulative effect adjustment to the opening balance of retained earnings at January 1, 2020. This adjustment was not material to retained earnings or any individual balance sheet line item.

As a result of adopting CECL, management revised its policies and procedures around the credit impairment evaluation process. CECL also introduced new disclosures related to the credit impairment process, including certain accounting policy elections that Ambac made under the the new standard. Enhanced disclosures related to accounting policies for each type of asset impacted by CECL are discussed below. The disclosures below should be read in conjunction with disclosures in Note 2. Basis of Presentation and Significant Accounting Policies, Note 6. Financial Guarantee Insurance Contracts and Note 8. Investments in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Available-for-Sale Securities
For available-for-sale debt securities, credit losses under CECL are measured similarly to other-than-temporary impairments under prior GAAP. However, under CECL, the recognition of credit losses for available-for-sale debt securities will be recorded as an allowance for credit losses with an offsetting charge to net income, rather than as a direct write-down of the security as was required under prior GAAP. As a result, improvements to estimated credit losses for available-for-sale debt securities will be recognized immediately in net income rather than as interest income over time. Furthermore, as required under CECL, Ambac no longer considers the length of time a security has continuously been in an unrealized loss in the credit impairment process.
Ambac has made certain accounting policy elections related to accrued interest receivable ("AIR") for available-for-sale investments under CECL, which are consistent with past practices under prior GAAP. Elections include: i) not measuring AIR for credit impairment, instead AIR is written off when it becomes 90 days past due; ii) writing off AIR by reversing interest income; iii) presenting AIR separately in Other Assets on the balance sheet and iv) excluding AIR from amortized cost balances in required CECL disclosures found in Note 8. Investments. AIR at March 31, 2020 was $12.
Refer to Note 8. Investments for further credit impairment disclosures.

| Ambac Financial Group, Inc. 7 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Amortized cost assets
For financial assets measured at amortized cost, CECL replaces the "incurred loss" model used for certain types of assets which generally delayed recognition of the full amount of credit losses until the loss was probable of occurring, with an "expected loss" model, which reflects an entity's current estimate of all expected lifetime credit losses. The estimate of expected lifetime credit losses should consider historical information, current information, as well as reasonable and supportable forecasts. Expected lifetime credit losses for amortized cost assets will be recorded as an allowance for credit losses, with subsequent increases or decreases in the allowance reflected in net income each period. The CECL measurement approach for Ambac's affected asset types were not materially different than the approaches under prior GAAP. Refer to the discussion below for each asset type.
Premium receivables. For financial guarantee contracts, the receipt of premiums and payment of policy losses are both dependent on the issuer of the insured obligation's ability and willingness to pay. As such, management leverages its existing loss reserve estimation process to evaluate credit impairment for premium receivables. Key factors in assessing credit impairment include historical premium collection data, internal risk classifications, credit ratings and loss severities. For structured finance transactions involving special purpose entities, we further evaluate the priority of premiums paid to Ambac within the contractual waterfall, as required by bond indentures.
Management utilizes either a discounted cash flow ("DCF") or probability of default/loss given default ("PD/LGD") approach to estimate credit impairment. The DCF approach utilizes expected cash flows developed by Ambac's Risk Management Group using the same (or similar) models used for estimating loss reserves where such models can identify shortfalls in premiums. Credit impairment using the DCF approach is equal to the difference between amortized cost and the present value of expected cash flows. Credit impairment under the PD/LGD approach is the product of (i) the premium receivable carrying value, (ii) internally developed default probability (considering internal ratings and average life), and (iii) internally developed loss severities.
Refer to Note 6. Financial Guarantee Insurance Contracts for further credit impairment disclosures.
Loans. The key factors in assessing credit impairment for loans are internal credit ratings and loss severities. Management utilizes a PD/LGD approach, similar to the one described above for premium receivables, which is applied to the loan carrying value.
Reinsurance recoverables. Ambac has elected the to use the practical expedient of considering the fair value of collateral posted by reinsurers when evaluating credit impairment. To determine the total unsecured recoverable to be evaluated for impairment, Ambac nets the reinsurance recoverable amount by ceded premiums payable and the fair value of collateral posted, if any.
The key factors in assessing credit impairment for reinsurance recoverables are independent rating agency credit ratings and loss severities. Management utilizes a PD/LGD approach, similar to the one described above for premium receivables, which is applied to the net unsecured reinsurance recoverable amount.

Refer to Note 6. Financial Guarantee Insurance Contracts for further credit impairment disclosures.
Fair Value Measurement Disclosures
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modified various disclosure requirements on fair value measurements. Relevant disclosures that were removed, modified and added are as follows:

•
Removals: 1) Amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) Policy for timing of transfers between levels, and 3) Valuation processes for Level 3 fair value measurements.

•
Modifications: 1) For investments in certain entities that calculate net asset value, disclosures are required for the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse, only if the investee has communicated the timing to the reporting entity or publicly announced it and 2) Clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and not possible future changes.

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

Disclosure amendments related to changes in unrealized gains and losses included in other comprehensive income (loss) for Level 3 instruments, the range and weighted average of significant unobservable inputs, and the narrative description of measurement uncertainty were applied prospectively only for the most recent interim or annual period presented. All other disclosure amendments were applied retrospectively to all periods presented.
Refer to Note 7. Fair Value Measurements for further disclosures.
VIE Related Party Guidance
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities. To determine whether a decision-making fee is a variable interest, under the new guidance a reporting entity must consider indirect interests held through related parties under common control on a proportional basis rather than as a direct interest in its entirety (as was previously required under prior GAAP). These amendments create alignment between determining whether a decision making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a VIE. Adoption of this ASU did not impact Ambac's financial statements.

| Ambac Financial Group, Inc. 8 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Cloud Computing Arrangement Service Contracts
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance requires the capitalization of certain costs incurred only during the application development stage. That guidance also requires entities to expense costs during the preliminary project and post-implementation stages as they are incurred. Adoption of this ASU did not impact Ambac's financial statements.
Future Application of Accounting Standards:
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides companies with optional guidance to ease the potential accounting burden related to transitioning away from reference rates, such as LIBOR, that are expected to be discontinued as a result of initiatives undertaken by various jurisdictions around the world. For example, under current GAAP, contract modifications which change a reference rate are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be applied prospectively as of the beginning of the interim period that includes March 12, 2020 (January 1, 2020 for calendar year companies) or any date thereafter, but does not apply to contract modifications and other transactions entered into or evaluated after December 31, 2022. Management has not determined if and when it will adopt this ASU, and the impact on Ambac's financial statements is being evaluated.
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

| Ambac Financial Group, Inc. 9 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The financial liabilities of these FG VIEs consist of long term debt obligations and are carried at par less unamortized discount. Income from the FG VIE's available-for-sale securities (including investment income, realized gains and losses and credit impairments as applicable) and interest expense on long term debt are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).

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

| Ambac Financial Group, Inc. 10 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and Ambac Assurance:

	March 31, 2020			December 31, 2019
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
Fixed income securities, at fair value:
Corporate obligations, fair value option	$2,806	$—	$2,806	$2,957	$—	$2,957
Municipal obligations, available-for-sale (1)	—	122	122	—	164	164
Total FG VIE fixed income securities, at fair value	2,806	122	2,928	2,957	164	3,121
Restricted cash	1	1	2	1	1	2
Loans, at fair value (2)	2,932	—	2,932	3,108	—	3,108
Derivative assets	62	—	62	52	—	52
Other assets	—	1	1	1	2	3
Total FG VIE assets	$5,801	$124	$5,925	$6,119	$167	$6,286

Accrued interest payable	$—	$—	$—	$1	$—	$1
Long-term debt:
Long-term debt, at fair value (3)	4,092	—	4,092	4,351	—	4,351
Long-term debt, at par less unamortized discount	—	171	171	—	203	203
Total long-term debt	4,092	171	4,263	4,351	203	4,554
Derivative liabilities	1,610	—	1,610	1,657	—	1,657
Total FG VIE liabilities	$5,702	$171	$5,873	$6,009	$203	$6,212
Number of FG VIEs consolidated	6	1	7	6	1	7

(1)
Available-for-sale FG VIE fixed income securities consist of municipal obligations with an amortized cost basis of $116 and $139, and aggregate gross unrealized gains and (losses) of $6 and $25 at March 31, 2020 and December 31, 2019, respectively. All such securities had contractual maturities due after ten years as of March 31, 2020.

(2)	The unpaid principal balances of loan assets carried at fair value were $2,439 as of March 31, 2020 and $2,618 as of December 31, 2019.

(3)	The unpaid principal balances of long-term debt carried at fair value were $3,550 as of March 31, 2020 and $3,800 as of December 31, 2019.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended March 31,
	2020	2019
Net change in fair value of VIE assets and liabilities reported under the fair value option	$—	$2
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	(4)	—
Net change in fair value of VIE assets and liabilities reported in earnings	(4)	2
Investment income on available-for-sale securities	2	2
Net realized investment gains (losses) on available-for-sale securities	8	—
Interest expense on long-term debt carried at par less unamortized cost	(2)	(2)
Other expenses	—	—
Gain (loss) from consolidating FG VIEs	—	15
Income (loss) on variable interest entities	$3	$16

As further discussed in Note 7. Financial Guarantee Insurance Contracts in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, on February 12, 2019, in connection with the COFINA POA, the COFINA Class 2 Trust was established. Ambac was required to consolidate the COFINA Class 2 Trust, which resulted in a gain of $15. The 2019 balance sheet impact of this additional VIE on the date of consolidation was an increase to total consolidated assets and liabilities by $292 and $364, respectively. Ambac did not consolidate any VIE for the three months ended March 31, 2020. Ambac also deconsolidated no VIE for the three months ended March 31, 2020, and no VIEs for the three months ended March 31, 2019.

| Ambac Financial Group, Inc. 11 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of March 31, 2020 and December 31, 2019:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
March 31, 2020:
Global structured finance:
Mortgage-backed—residential	$5,063	$2,075	$609	—
Other consumer asset-backed	1,276	30	235	—
Other commercial asset-backed	100	3	2	—
Other	1,046	6	18	9
Total global structured finance	7,485	2,114	864	9
Global public finance	22,533	285	329	(2)
Total	$30,018	$2,399	$1,193	$7

December 31, 2019:
Global structured finance:
Mortgage-backed—residential	$5,373	$1,913	$523	$—
Other consumer asset-backed	1,373	31	216	—
Other commercial asset-backed	314	9	6	—
Other	1,107	7	18	8
Total global structured finance	8,165	1,961	762	8
Global public finance	23,341	287	321	—
Total	$31,506	$2,247	$1,083	$7

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

Ambac Sponsored Non-consolidated VIEs:
In 1994, Ambac established a VIE to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order, as discussed above. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for

further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in this entity. At March 31, 2020 and December 31, 2019 the fair value of this entity was $3 and $3, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of debt outstanding was $378 and $403 at March 31, 2020 and December 31, 2019, respectively. In each case, Ambac sold assets to this entity, which are composed of utility obligations with a weighted average rating of BBB+ at March 31, 2020 and weighted average life of 0.9 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of March 31, 2020 Ambac Assurance had financial guarantee

| Ambac Financial Group, Inc. 12 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

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

On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by Ambac Assurance by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its owner trust certificate as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income (loss): Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $47 and $46 as of March 31, 2020 and December 31, 2019, respectively.

On February 12, 2018, Ambac formed a VIE, Ambac LSNI, LLC ("Ambac LSNI"). Ambac LSNI issued Secured Notes in connection with the Rehabilitation Exit Transactions. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its holdings of Secured Notes within Fixed Income Securities in the Consolidated Balance Sheets. The carrying value of Secured Notes held by Ambac was $495 and $535 at March 31, 2020 and December 31, 2019, respectively. Ambac's debt obligation to the VIE (the Ambac Note) had a carrying value of $1,685 and $1,763 at March 31, 2020 and December 31, 2019, respectively, and is reported within Long-term debt on the Consolidated Balance Sheets.
4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended March 31, 2020:
Beginning Balance	$151	$8	$(116)	$(2)	$42
Other comprehensive income (loss) before reclassifications	(139)	(2)	(46)	—	(187)
Amounts reclassified from accumulated other comprehensive income (loss)	(7)	—	—	3	(4)
Net current period other comprehensive income (loss)	(146)	(2)	(46)	3	(191)
Balance at March 31, 2020	$5	$6	$(162)	$2	$(149)

Three Months Ended March 31, 2019:
Beginning Balance	$86	$9	$(142)	$(2)	$(49)
Other comprehensive income (loss) before reclassifications	73	1	15	—	89
Amounts reclassified from accumulated other comprehensive income (loss)	(17)	—	—	—	(17)
Net current period other comprehensive income (loss)	56	—	15	—	71
Balance at March 31, 2019	$142	$9	$(127)	$(2)	$23

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.

(2)	Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

| Ambac Financial Group, Inc. 13 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended March 31,
	2020	2019
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(8)	$(17)	Net realized investment gains (losses) and other-than-temporary impairment losses
	1	(1)	Provision for income taxes
	$(7)	$(17)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	Other income
Actuarial (losses)	—	—	Other income
	—	—	Total before tax
	—	—	Provision for income taxes
	$—	$—	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$4	$—	Credit Risk Changes of Fair Value Option Liabilities
	(1)	—	Provision for income taxes
	$3	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(4)	$(17)	Net of tax and noncontrolling interest

5. NET INCOME PER SHARE
As of March 31, 2020, 45,779,023 shares of Ambac's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,749 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares outstanding increased by 223,623 during the three months ended March 31, 2020, primarily due to settlements of employee restricted and performance stock units.
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
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended March 31,
	2020	2019
Basic weighted average shares outstanding	46,060,324	45,832,297
Effect of potential dilutive shares (1):
Stock options	—	—
Warrants	—	—
Restricted stock units	—	—
Performance stock units (2)	—	—
Diluted weighted average shares outstanding	46,060,324	45,832,297
Anti-dilutive shares excluded from the above reconciliation:
Stock options	16,667	16,667
Warrants	4,877,749	4,877,783
Restricted stock units	236,189	271,763
Performance stock units (2)	738,039	478,739

(1)
For the three months ended March 31, 2020 and the three months ended March 31, 2019, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

(2)
Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.

| Ambac Financial Group, Inc. 14 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

6. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates. The weighted average risk-free rate at March 31, 2020 and December 31, 2019, was 2.2% and 2.4%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2020 and December 31, 2019, was 8.7 years and 8.5 years, respectively.
Below is the gross premium receivable roll-forward for the respective periods, net of allowance for credit losses:

	Three Months Ended March 31,
	2020	2019
Beginning premium receivable	$416	$495
Adjustment to initially apply ASU 2016-13	(3)	—
Premium receipts	(12)	(13)
Adjustments for changes in expected and contractual cash flows (1)	10	—
Accretion of premium receivable discount	2	3
Changes to allowance for credit losses	(2)	—
Other adjustments (including foreign exchange)	(8)	2
Ending premium receivable (2)	$403	$487

(1)
Adjustments for changes in expected and contractual cash flows primarily due to changes in indexation rates on certain UK transactions partially offset by reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.

(2)
Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At March 31, 2020 and 2019, premium receivables include British Pounds of $128 (£103) and $142 (£109), respectively, and Euros of $24 (€22) and $30 (€27), respectively.

When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three months ended March 31, 2020 and 2019 was less than a million dollars and $12, respectively.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended March 31,
	2020		2019
	Written	Earned	Written	Earned
Direct	$11	$13	$3	$29
Assumed	—	1	—	—
Ceded	(1)	3	(1)	2
Net premiums	$12	$10	$4	$28

The following table summarizes net premiums earned by location of risk for the respective periods:

	Three Months Ended March 31,
	2020	2019
United States	$7	$28
United Kingdom	4	4
Other international	—	(5)
Total	$10	$28

| Ambac Financial Group, Inc. 15 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at March 31, 2020:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
June 30, 2020	$12	$10
September 30, 2020	10	10
December 31, 2020	10	10
Twelve months ended:
December 31, 2021	37	36
December 31, 2022	35	34
December 31, 2023	34	32
December 31, 2024	32	30
Five years ended:
December 31, 2029	142	125
December 31, 2034	104	83
December 31, 2039	52	38
December 31, 2044	23	14
December 31, 2049	9	5
December 31, 2054	1	1
Total	$501	$428

(1)	Future premiums to be collected are undiscounted, gross of allowance for credit losses, and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet.

(2)
Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2019. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

Credit impairment (Premium receivables and reinsurance recoverables):
Management evaluates premium receivables and reinsurance recoverables for expected credit losses ("credit impairment") in accordance with the new CECL standard adopted January 1, 2020, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies. Management's evaluation of credit impairment under prior GAAP rules was not materially different.
Most credit impairment disclosures below were only made prospectively from the CECL adoption date as they were not required under prior GAAP rules.

As further discussed in Note 2. Basis of Presentation and Significant Accounting Policies, the key indicator management uses to assess the credit quality of premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group. Below is the amortized cost basis of premium receivables by risk classification code and asset class as of March 31, 2020:

Surveillance Categories as of March 31, 2020
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$162	$13	$—	$—	$—	$175
Other	16	—	—	—	—	16
Total Public Finance	178	13	—	—	—	191

Structured Finance:
Mortgage-backed and home equity	4	—	1	3	18	26
Structured insurance	19	—	—	—	—	19
Student loan	4	—	3	13	—	19
Other	6	—	—	—	—	6
Total Structured Finance	32	—	4	16	18	70

International:
Sovereign/sub-sovereign	86	13	—	14	—	113
Investor-owned and public utilities	29	—	—	—	—	29
Other	15	—	—	—	—	15
Total International	130	13	—	14	—	157
Total (1)	$340	$26	$4	$30	$18	$417
| Ambac Financial Group, Inc. 16 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

(1) The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.

Below is a rollforward of the premium receivable allowance for credit losses as of March 31, 2020:

Beginning balance (1)	$9
Current period provision (2)	5
Write-offs of the allowance	—
Recoveries of previously written-off amounts	—
Ending balance	$14

(1)	At December 31, 2019, $9 of premiums receivable were deemed uncollectible as determined under prior GAAP rules.

(2)	Includes $3from the adoption of ASU 2016-13 on January 1, 2020.

At March 31, 2020, Ambac had past due premiums of $1, of which $1 was over 120 days past due and has been included in the allowance for credit losses.
The key indicator management uses to assess the credit quality of reinsurance recoverables is collateral posted by the reinsurers and independent rating agency credit ratings. For all reinsurance contracts where Ambac has recorded a recoverable, the fair value of collateral posted by the reinsurer to Ambac Assurance exceeds Ambac Assurance's reinsurance recoverable carrying value, net of ceded premiums payable. As a result, Ambac Assurance has no net credit exposure and there is no allowance for credit losses at March 31, 2020.
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the loss reserves liability and the Subrogation recoverable asset at March 31, 2020 and December 31, 2019:

	March 31, 2020:				December 31, 2019:
	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Claims and Loss Expenses	Recoveries			Claims and Loss Expenses	Recoveries
Loss and loss expense reserves	$2,112	$(245)	$(70)	$1,797	$1,835	$(233)	$(54)	$1,548
Subrogation recoverable	135	(2,327)	—	(2,192)	131	(2,160)	—	(2,029)
Totals	$2,247	$(2,572)	$(70)	$(395)	$1,966	$(2,394)	$(54)	$(482)

Below is the loss reserves roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Three Months Ended March 31,
	2020	2019
Beginning gross loss and loss expense reserves	$(482)	$(107)
Reinsurance recoverable	26	23
Beginning balance of net loss and loss expense reserves	(508)	(130)
Losses and loss expenses (benefit):
Current year	27	1
Prior years	90	12
Total (1) (2)	117	12
Loss and loss expenses paid (recovered):
Current year	—	—
Prior years	39	64
Total	39	64
Foreign exchange effect	—	6
Ending net loss and loss expense reserves	(430)	(176)
Impact of VIE consolidation	—	(72)
Reinsurance recoverable (3)	35	26
Ending gross loss and loss expense reserves	$(395)	$(222)

(1)	Total losses and loss expenses (benefit) includes $(10) and $(5) for the three months ended March 31, 2020 and 2019, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W"s) by transaction sponsors within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated R&Ws for the three months ended March 31, 2020 and 2019 was $(36) and $4, respectively.

(3)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $1 and $1 as of March 31, 2020 and 2019, respectively, related to previously presented loss and loss expenses and subrogation.

For 2020, the adverse development in prior years was primarily a result of deterioration in Public Finance credits, primarily Puerto Rico, partially offset by positive development in the RMBS portfolio.
For 2019, the adverse development in prior years was primarily a result of deterioration in Public Finance credits, partially offset by positive development in the RMBS and Ambac UK portfolios.

| Ambac Financial Group, Inc. 17 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The tables below summarize information related to policies currently included in Ambac’s loss reserves or subrogation recoverable at March 31, 2020 and December 31, 2019. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at March 31, 2020 and December 31, 2019 was 0.9% and 2.1%, respectively.

Surveillance Categories as of March 31, 2020
	I	IA	II	III	IV	V	Total
Number of policies	33	22	14	16	136	3	224
Remaining weighted-average contract period (in years) (1)	24	21	9	17	15	2	15
Gross insured contractual payments outstanding:
Principal	$727	$483	$607	$1,524	$3,667	$37	$7,046
Interest	394	507	512	326	1,608	11	3,358
Total	$1,121	$991	$1,119	$1,850	$5,275	$48	$10,404
Gross undiscounted claim liability	$18	$44	$41	$521	$1,778	$48	$2,450
Discount, gross claim liability	(1)	(2)	(1)	(71)	(184)	—	(259)
Gross claim liability before all subrogation and before reinsurance	17	42	41	450	1,594	47	2,191
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,771)	—	(1,771)
Discount, RMBS subrogation	—	—	—	—	7	—	7
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,764)	—	(1,764)
Less:
Gross other subrogation (3)	—	—	—	(39)	(777)	(13)	(829)
Discount, other subrogation	—	—	—	1	18	1	21
Discounted other subrogation, before reinsurance	—	—	—	(38)	(759)	(11)	(809)
Gross claim liability, net of all subrogation and discounts, before reinsurance	17	42	41	412	(929)	36	(381)
Less: Unearned premium revenue	(2)	(9)	(5)	(19)	(34)	—	(70)
Plus: Loss expense reserves	—	1	1	4	50	—	55
Gross loss and loss expense reserves	$15	$34	$36	$397	$(914)	$36	$(395)
Reinsurance recoverable reported on Balance Sheet (4)	$—	$6	$9	$27	$(7)	$—	$36

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)
Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $35 related to future loss and loss expenses and $1 related to presented loss and loss expenses and subrogation.

| Ambac Financial Group, Inc. 18 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Surveillance Categories as of December 31, 2019
	I	IA	II	III	IV	V	Total
Number of policies	34	18	11	16	139	3	221
Remaining weighted-average contract period (in years) (1)	8	21	9	17	14	3	15
Gross insured contractual payments outstanding:
Principal	$668	$510	$277	$857	$3,819	$37	$6,168
Interest	340	507	128	366	1,678	11	3,029
Total	$1,007	$1,016	$404	$1,223	$5,498	$48	$9,197
Gross undiscounted claim liability	$2	$44	$21	$541	$1,778	$48	$2,434
Discount, gross claim liability	—	(5)	(1)	(152)	(381)	(2)	(541)
Gross claim liability before all subrogation and before reinsurance	2	39	20	389	1,397	46	1,893
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,777)	—	(1,777)
Discount, RMBS subrogation	—	—	—	—	49	—	49
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,727)	—	(1,727)
Less:
Gross other subrogation (3)	—	—	—	(41)	(666)	(13)	(720)
Discount, other subrogation	—	—	—	4	47	3	53
Discounted other subrogation, before reinsurance	—	—	—	(37)	(620)	(10)	(666)
Gross claim liability, net of all subrogation and discounts, before reinsurance	2	39	20	353	(950)	36	(501)
Less: Unearned premium revenue	(1)	(9)	(1)	(7)	(35)	—	(54)
Plus: Loss expense reserves	1	1	1	4	67	—	73
Gross loss and loss expense reserves	$1	$30	$20	$349	$(918)	$36	$(482)
Reinsurance recoverable reported on Balance Sheet (4)	$—	$6	$7	$24	$(10)	$—	$26

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)	Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $26 related to future loss and loss expenses and $0 related to presented loss and loss expenses and subrogation.
COVID-19
As a result of the COVID-19 related economic disruption on markets where Ambac provides financial guarantees, including lower tax, project, and business revenues and increases in forbearances or delinquencies on mortgage and student loan payments, we have increased our loss reserves. The duration and depth of the recession; actions such as monetary policy and fiscal stimulus, including the CARES Act in the US that was signed into law on March 27, 2020, and future fiscal stimulus programs; and our insured obligors' financial flexibility and ability to mitigate the operational and economic impact of the recession will determine the ultimate impact to Ambac's insured portfolio. Accordingly, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19.
Puerto Rico:
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,105. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. Each issuing entity has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges or general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted and may continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to a material increase in permanent losses causing a material adverse impact on our results of operations and financial condition. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including demographic trends, economic conditions (including the impact

| Ambac Financial Group, Inc. 19 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

from the COVID-19 pandemic), tax policy and revenues, impact of reforms, fiscal plans, government actions, political instability, budgetary performance and flexibility, weather and seismic events, litigation outcomes, as well as federal funding of Commonwealth needs. In the near term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure, heightening its vulnerability to additional natural disasters. The longer term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, among other factors, the management, usage and efficacy of federal resources.
It is difficult to predict the long-term capacity and willingness of the Puerto Rico government and its instrumentalities to pay debt service on bonded debt and how their debt burden and financial flexibility might affect Ambac Assurance's claim potential, risk profile and long-term financial strength.
Substantial uncertainty exists with respect to the ultimate outcome for creditors in Puerto Rico, such as Ambac Assurance, due to, amongst other matters, legislation enacted by the Commonwealth and the federal government, including PROMESA; actions taken pursuant to such laws, including the Title III filings; the economic consequences of the COVID-19 pandemic; as well as political uncertainty and leadership turnover. Ambac Assurance is involved in multiple litigations relating to actions taken by the Commonwealth or the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”) pursuant to certain enacted legislation, court rulings, and other issues and may not be successful in pursuing claims or protecting its interests. As a result of litigation or other aspects of the restructuring processes, the differences among the credits insured by Ambac Assurance may not be respected.
Ambac Assurance has participated and may continue to participate in mediation related to potential debt restructurings. Mediation may not be productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses. No assurances can be given that negotiations will be successfully concluded, that Commonwealth, Oversight Board and creditor parties will reach definitive agreements on additional debt restructurings, that any additional negotiated transaction debt restructuring, definitive agreement or Plans of Adjustment will be approved by the court and completed, or that any transaction or Plans of Adjustment will not have a material adverse impact on Ambac's financial condition or results of operations. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could further impair our exposures, causing losses that could have a material adverse impact on our results of operations and financial condition.
While our reserving scenarios account for a wide range of possible outcomes, reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith as well as the uncertainties emanating from the COVID-19 pandemic and the damage caused by hurricanes Maria and Irma, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially having a material adverse effect on our results of operations and financial position.

Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the three months ended March 31, 2020, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $178, which was primarily impacted by lower discount rates and the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance. For public finance credits, including Puerto Rico, for which Ambac has an estimate of expected loss at March 31, 2020, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,220. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of March 31, 2020 would decrease from $1,062 to $(158). There can be no assurance that losses may not exceed such amount.
Representation and Warranty Recoveries:
Ambac records estimated subrogation recoveries for breaches of R&Ws by sponsors of certain RMBS transactions. For a discussion of the approach utilized to estimate R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Ambac has recorded R&W subrogation recoveries of $1,764 ($1,738 net of reinsurance) and $1,727 ($1,702 net of reinsurance) at March 31, 2020 and December 31, 2019, respectively. R&W recovery proceeds up to the first $1,400 and above $1,600 have been pledged as security on certain of Ambac's long-term debt obligations as described further in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Below is the rollforward of R&W subrogation for the affected periods:

	Three Months Ended March 31,
	2020	2019
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,727	$1,771
All other changes (1)	36	(43)
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,764	$1,727

(1)	All other changes which may impact RMBS R&W subrogation recoveries include changes in actual or projected collateral

| Ambac Financial Group, Inc. 20 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

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
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three months ended March 31, 2020 and 2019, the insurance intangible amortization expense was $13 and $36, respectively. As of March 31, 2020 and December 31, 2019, the gross carrying value of the insurance intangible asset was $1,261 and $1,273, respectively. Accumulated amortization of the insurance intangible asset was $854 and $847, as of March 31, 2020 and December 31, 2019, respectively, resulting in a net insurance intangible asset of $406 and $427, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

Amortization expense (1) (2)
2020 (nine months)	$33
2021	39
2022	35
2023	32
2024	29
Thereafter	239

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

(2) The weighted-average amortizations period is 7.6 years.

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

The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2020 and December 31, 2019, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 21 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
March 31, 2020:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$218	$218	$—	$218	$—
Corporate obligations	1,261	1,261	—	1,261	—
Foreign obligations	42	42	42	—	—
U.S. government obligations	177	177	177	—	—
Residential mortgage-backed securities	203	203	—	203	—
Commercial mortgage-backed securities	51	51	—	51	—
Collateralized debt obligations	132	132	—	132	—
Other asset-backed securities	283	283	—	217	66
Fixed income securities, pledged as collateral:
Short-term	85	85	85	—	—
Short term investments	586	586	528	57	—
Other investments (1)	363	345	84	—	30
Cash, cash equivalents and restricted cash	89	89	86	3	—
Derivative assets:
Credit derivatives	—	—	—
Interest rate swaps—asset position	89	89	—	10	79
Interest rate swaps—liability position	(1)	(1)	—	(1)	—
Other assets - equity in sponsored VIE	3	3	—	—	3
Other assets-Loans	10	11	—	—	11
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,806	2,806	—	—	2,806
Fixed income securities: Municipal obligations	122	122	—	122	—
Restricted cash	2	2	2	—	—
Loans	2,932	2,932	—	—	2,932
Derivative assets: Currency swaps-asset position	62	62	—	62	—
Total financial assets	$9,513	$9,498	$1,004	$2,335	$5,927
Financial liabilities:
Long term debt, including accrued interest	$3,217	$2,924	$—	$2,584	$341
Derivative liabilities:
Credit derivatives	2	2	—	—	2
Interest rate swaps—asset position	(1)	(1)	—	(1)	—
Interest rate swaps—liability position	136	136	—	136	—
Liabilities for net financial guarantees written (2)	(763)	1,057	—	—	1,057
Variable interest entity liabilities:
Long-term debt (includes $4,092 at fair value)	4,263	4,274	—	4,115	158
Derivative liabilities: Interest rate swaps—liability position	1,610	1,610	—	1,610	—
Total financial liabilities	$8,464	$10,001	$—	$8,444	$1,558

| Ambac Financial Group, Inc. 22 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
December 31, 2019:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$215	$215	$—	$215	$—
Corporate obligations	1,430	1,430	—	1,430	—
Foreign obligations	44	44	44	—	—
U.S. government obligations	156	156	156	—	—
Residential mortgage-backed securities	248	248	—	248	—
Commercial mortgage-backed securities	50	50	—	50	—
Collateralized debt obligations	146	146	—	146	—
Other asset-backed securities	287	287	—	215	72
Fixed income securities, pledged as collateral:
Short-term	85	85	85	—	—
Short term investments	653	653	598	55	—
Other investments (1)	478	493	136	—	61
Cash and cash equivalents and restricted cash	79	79	70	9	—
Derivative assets:
Interest rate swaps—asset position	75	75	—	8	67
Other assets - equity in sponsored VIE	3	3	—	—	3
Other assets-loans	10	13	—	—	13
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,957	2,957	—	—	2,957
Fixed income securities: Municipal obligations	164	164	—	164	—
Restricted cash	2	2	2	—	—
Loans	3,108	3,108	—	—	3,108
Derivative assets: Currency swaps—asset position	52	52	—	52	—
Total financial assets	$10,242	$10,260	$1,091	$2,593	$6,281
Financial liabilities:
Long term debt, including accrued interest	$3,262	$3,274	$—	$2,829	$445
Derivative liabilities:
Interest rate swaps—liability position	89	89	—	89	—
Liabilities for net financial guarantees written (2)	(863)	284	—	—	284
Variable interest entity liabilities:
Long-term debt	4,554	4,567	—	4,408	159
Derivative liabilities: Interest rate swaps—liability position	1,657	1,657	—	1,657	—
Total financial liabilities	$8,699	$9,872	$—	$8,983	$889

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $232 and $296 as of March 31, 2020 and December 31, 2019, respectively, which are measured using NAV as a practical expedient.

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

| Ambac Financial Group, Inc. 23 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from quotes or alternative pricing sources. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At March 31, 2020, approximately 4%, 94% and 2% of the fixed income investment portfolio

(excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2019, approximately 4%, 94% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $66 and $72 at March 31, 2020 and December 31, 2019, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at March 31, 2020 and December 31, 2019 include the following:

March 31, 2020:
a. Coupon rate:	5.98%
b. Average Life:	15.36 years
c. Yield:	13.00%

December 31, 2019:
a. Coupon rate:	5.97%
b. Average Life:	15.58 years
c. Yield:	11.75%
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

| Ambac Financial Group, Inc. 24 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Investments for additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
Other investments also includes Ambac's equity interest in a non-consolidated VIE created in connection with Ambac's monetization of Ambac Assurance junior surplus notes. This equity interest is carried under the equity method. Fair value for the non-consolidated VIE equity interest is internally calculated using a market approach and is classified as Level 3.
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps, credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The fair value of credit derivative liabilities was reduced by $0 and $0 at March 31, 2020 and December 31, 2019, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swap liabilities are collateralized and are not adjusted with an Ambac CVA at March 31, 2020 and December 31, 2019.
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
Ambac's remaining credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and expected life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only one remaining credit derivative with internal credit rating of AA at March 31, 2020. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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
Variable Interest Entity Assets and Liabilities:
The financial assets and liabilities of VIEs consolidated under the Consolidation Topic of the ASC consist primarily of fixed income securities, loans, derivative and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance or Ambac UK. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from independent market sources. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. VIE debt fair value balances at March 31, 2020 and December 31, 2019 were based on market prices received from independent market sources and do not use significant unobservable inputs. Comparable to the sensitivities of investments in fixed income securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for VIE debt.
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed

| Ambac Financial Group, Inc. 25 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

models. VIE derivative liability fair value balances at March 31, 2020 and December 31, 2019 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Internal valuations of VIE assets (fixed income securities or loans), therefore, are generally derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a par-weighted average rate of 2.5% and 2.7% at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the range of these discount rates was between 2.3% and 11.0%. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

| Ambac Financial Group, Inc. 26 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2020 and 2019. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other Assets(1)	Derivatives	Investments	Loans	Long-term Debt	Total
Three Months Ended March 31, 2020:
Balance, beginning of period	$72	$3	$66	$2,957	$3,108	$—	$6,207
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	12	30	88	—	130
Included in other comprehensive income	(6)	—	—	(181)	(190)	—	(377)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	—	(1)	—	(74)	—	(76)
Balance, end of period	$66	$3	$77	$2,806	$2,932	$—	$5,884
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$12	$30	$88	$—	$129
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(6)	$—	$—	$(181)	$(190)	$—	$(377)

Three Months Ended March 31, 2019:
Balance, beginning of period	$72	$5	$46	$2,737	$4,288	$(217)	$6,930
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	8	67	88	(3)	160
Included in other comprehensive income	—	—	—	54	85	(4)	135
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	—	(1)	—	(85)	—	(87)
Balance, end of period	$72	$4	$53	$2,858	$4,376	$(224)	$7,139
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$8	$67	$88	$3	$166

(1)	Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE.

| Ambac Financial Group, Inc. 27 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Three Months Ended March 31,
Other Asset Backed Securities	2020	2019
Balance, beginning of period	$72	$72
Total gains/(losses) realized and unrealized:
Included in earnings	—	—
Included in other comprehensive income	(6)	—
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Balance, end of period	$66	$72
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	(6)

Level 3 - Derivatives by Class:
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$67	$—	$66	$47	$(1)	$46
Total gains/(losses) realized and unrealized:
Included in earnings	13	(1)	12	8	—	8
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1)	—	(1)	(1)	—	(1)
Balance, end of period	$79	$(2)	$77	$54	$(1)	$53
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$13	$(2)	$12	$8	$—	$8

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

There were no transfers of financial instruments into or out of Level 3 in the periods disclosed.
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

| Ambac Financial Group, Inc. 28 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Loss)
Three Months Ended March 31, 2020:
Total gains or losses included in earnings for the period	$—	$12	$118	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	12	118	—

Three Months Ended March 31, 2019:
Total gains or losses included in earnings for the period	$—	$8	$152	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	8	152	—

8. INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed income securities classified as available-for-sale and interests in pooled investment funds which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds in the form of common stock or in-substance common stock are classified as trading securities, while limited partner interests in such funds are reported using the equity method. Other investments also include equity interests held by AFG including in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.
Disclosures in this Note for the period ended March 31, 2020, are in accordance with the new CECL standard adopted January 1, 2020, which is more fully described in Note 2, Basis of Presentation and Significant Accounting Policies. To the extent disclosures for periods prior to January 1, 2020, made in accordance with prior GAAP rules differ from disclosures under the new CECL standard, such differences are explained below.
Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Estimated Fair Value
March 31, 2020:
Fixed income securities:
Municipal obligations	$196	$—	$23	$1	$218
Corporate obligations (1)	1,284	—	18	42	1,261
Foreign obligations	41	—	1	—	42
U.S. government obligations	168	—	10	—	177
Residential mortgage-backed securities	207	—	14	19	203
Commercial mortgage-backed securities	51	—	1	1	51
Collateralized debt obligations	144	—	—	11	132
Other asset-backed securities	277	—	14	8	283
	2,367	—	81	81	2,367
Short-term	586	—	—	—	586
	2,953	—	81	81	2,952
Fixed income securities pledged as collateral:
Short-term	85	—	—	—	85
Total collateralized investments	85	—	—	—	85
Total available-for-sale investments	$3,038	$—	$81	$81	$3,037

| Ambac Financial Group, Inc. 29 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit Other-than temporary Impairments (2)
December 31, 2019:
Fixed income securities:
Municipal obligations	$194	$22	$—	$215	$—
Corporate obligations (1)	1,396	36	2	1,430	—
Foreign obligations	44	1	—	44	—
U.S. government obligations	157	2	2	156	—
Residential mortgage-backed securities	200	47	—	248	—
Commercial mortgage-backed securities	49	1	—	50	—
Collateralized debt obligations	147	—	1	146	—
Other asset-backed securities	263	24	—	287	—
	2,450	132	5	2,577	—
Short-term	653	—	—	653	—
	3,103	132	5	3,230	—
Fixed income securities pledged as collateral:
Short-term	85	—	—	85	—
Total collateralized investments	85	—	—	85	—
Total available-for-sale investments	$3,187	$132	$5	$3,314	$—

(1)	Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.

(2)
At December 31, 2019, represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses at December 31, 2019.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2020, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$683	$683
Due after one year through five years	1,083	1,062
Due after five years through ten years	447	462
Due after ten years	145	161
	2,359	2,368
Residential mortgage-backed securities	207	203
Commercial mortgage-backed securities	51	51
Collateralized debt obligations	144	132
Other asset-backed securities	277	283
Total	$3,038	$3,037

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at March 31, 2020, did not have an allowance for credit losses under the new CECL standard and, at December 31, 2019 did not have other-than-temporary impairments recorded in earnings under prior GAAP. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019:

| Ambac Financial Group, Inc. 30 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2020:
Fixed income securities:
Municipal obligations	$15	$1	$8	$—	$23	$1
Corporate obligations	769	42	—	—	769	42
Foreign obligations	1	—	—	—	1	—
U.S. government obligations	3	—	—	—	3	—
Residential mortgage-backed securities	125	19	—	—	125	19
Commercial mortgage-backed securities	24	1	—	—	24	1
Collateralized debt obligations	99	8	33	3	132	11
Other asset-backed securities	83	7	7	1	90	8
	1,119	77	48	4	1,167	81
Short-term	50	—	—	—	50	—
Total securities	$1,169	$77	$48	$4	$1,217	$81

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2019:
Fixed income securities:
Municipal obligations	$13	$—	$10	$—	$23	$—
Corporate obligations	63	2	5	—	68	2
Foreign obligations	20	—	—	—	20	—
U.S. government obligations	36	2	2	—	38	2
Residential mortgage-backed securities	5	—	—	—	5	—
Commercial mortgage-backed securities	7	—	—	—	7	—
Collateralized debt obligations	53	—	63	1	116	1
Other asset-backed securities	2	—	7	—	10	—
	200	4	88	1	288	5
Short-term	201	—	—	—	201	—
Total securities	$401	$4	$88	$1	$489	$5
Management has determined that the securities in the above table do not have credit impairment as of March 31, 2020 and December 31, 2019, based upon various factors, including (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of March 31, 2020 includes the expectation that all principal and interest payments on securities guaranteed by Ambac Assurance or Ambac UK will be made timely and in full.
As of March 31, 2020, corporate securities in an unrealized loss position included $456 of Secured Notes issued by Ambac LSNI with an unrealized loss $24. The Secured Notes are insured under a financial guarantee policy issued by Ambac Assurance. Corporate securities also included $12 million of other non-investment grade securities with an aggregate gross unrealized loss of $4. The determination that these securities were not credit impaired was based on a security level assessment of default probability derived from historical data for the applicable asset class and credit rating. This assessment also considered the potential increased risk under a stressed macroeconomic environment. The remaining corporate securities carry investment grade credit ratings and suffered temporary price declines consistent with the broader bond market. There are no expected defaults among these securities.
Residential mortgage backed securities ("RMBS") and other asset backed securities in an unrealized loss position at March 31, 2020, are primarily RMBS and student loan securities guaranteed by Ambac Assurance. For these securities, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will

| Ambac Financial Group, Inc. 31 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

be recovered. Cash flows considered full payment of interest and principal through Ambac's financial guarantee. For floating rate securities, future cash flows were adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Cash flows were discounted at the effective interest rate. Adverse changes in cash flows attributable solely to changes in the index rate of securities are not considered impaired.
Collateralized debt obligations in an unrealized loss position at March 31, 2020, are highly rated collateralized loan obligations ("CLOs"). The CLO market experienced indiscriminate price declines as certain market participants sought to generate excess liquidity. Management determined that these price declines are temporary and that the CLOs are not credit impaired as of March 31, 2020.
Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
Realized Gains and Losses including Impairments:
The following table details amounts included in net realized gains (losses) and impairments included in earnings for the affected periods:

	Three Months Ended March 31,
	2020	2019
Gross realized gains on securities	$6	$24
Gross realized losses on securities	—	(4)
Net foreign exchange (losses) gains	2	(3)
Credit impairments (1)	—	—
Intent / requirement to sell impairments (2)	—	—
Net realized gains (losses)	$8	$17

(1)	Includes securities which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

(2)	Includes securities which management either intends sell or it is more likely than not that the company will be required to sell before recovery of the amortized cost basis.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income under prior GAAP for the period ended December 31, 2019:

Three Months Ended March 31, 2019
Balance, beginning of period	$12
Additions for credit impairments recognized on:
Securities not previously impaired	—
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—
Balance, end of period	$12

Ambac had zero allowance for credit losses at March 31, 2020.
Ambac did not purchase any financial assets with credit deterioration for the three month period ended March 31, 2020.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $85 and $85 at March 31, 2020 and December 31, 2019, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”. Refer to Note 9. Derivative Instruments for further information on cash collateral. There were no securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $7 and $6 at March 31, 2020 and December 31, 2019, respectively, were deposited by Ambac and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 at March 31, 2020 and December 31, 2019 were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $174 and $197 at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral and as sources of funding to repay the Secured Notes issued by Ambac LSNI. The securities may not be transferred or repledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of interest payments and partial redemptions of the Secured Notes held by Ambac Assurance. The amount of such proceeds held by Ambac Assurance was $31 and $55 at March 31, 2020 and December 31, 2019, respectively, and is included in Restricted cash on the Consolidated Balance Sheet. Ambac Assurance may, from time to time, sell all or a portion of the Secured Notes it owns. In the event that Ambac Assurance sells any of the Secured Notes it owns, the proceeds must be used to redeem a like amount of the Ambac Note at par. The price at which Ambac Assurance sells the Secured Notes may differ from the price at which it redeems the Secured Notes.

| Ambac Financial Group, Inc. 32 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2020 and December 31, 2019, respectively:

	Municipal Obligations	Corporate Obligations (2)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
March 31, 2020:
Ambac Assurance Corporation	$181	$495	$396	$1,072	B
National Public Finance Guarantee Corporation	9	—	—	9	BBB-
Total	$189	$495	$396	$1,081	B

December 31, 2019:
Ambac Assurance Corporation	$176	$535	$442	$1,153	B-
National Public Finance Guarantee Corporation	11	—	—	11	BBB-
Total	$187	$535	$442	$1,164	B-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Represents Ambac's holdings of secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by Ambac Assurance.
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. In addition to these investments, Ambac has unfunded commitments at March 31, 2020 of $76 to private credit, private equity and hedge funds.

	Fair Value
Class of Funds	March 31, 2020	December 31, 2019	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$15	$16	quarterly	10 business days
Hedge funds (2)	60	65	quarterly	90 days
High yields and leveraged loans (3) (10)	57	176	daily	0 - 30 days
Private credit (4)	47	51	quarterly	180 days if permitted
Insurance-linked investments (5)	3	3	fully redeemed	none
Equity market investments (6) (10)	58	55	daily	0 days
Investment grade floating rate income (7)	52	66	weekly	0 days
Private equity (8)	4	—	quarterly	90 days if permitted
Emerging markets debt (9) (10)	16	—	daily	0 days
Total equity investments in pooled funds	$312	$432

(1)	Investments consist of UK property to generate income and capital growth.

(2)
This class seeks to generate superior risk-adjusted returns through selective asset sourcing, active trading and hedging strategies within structured credit markets, including mortgage-backed securities, commercial real estate securities and loans, CLOs, REITs and asset backed securities.

(3)	This class of funds includes investments in a range of instruments including high-yield bonds, leveraged loans, CLOs, ABS and floating rate notes to generate income and capital appreciation.

(4)	This class aims to obtain high long-term return primarily through credit and preferred equity investments with low liquidity and defined term.

(5)	This class seeks to generate returns from insurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments.

(6)	This class of funds aim to achieve long term growth through diversified exposure to global equity markets.

(7)	This class of funds includes investments in high quality floating rate debt securities including ABS and corporate floating rate notes as well as ultra-short term bonds and money market instruments.

(8)	This class seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments.

| Ambac Financial Group, Inc. 33 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

(9)	This class seeks long-term income and growth through investments in the bonds of issuers in emerging markets.

(10)
These categories include fair value amounts totaling $81 and $136 at March 31, 2020 and December 31, 2019, respectively that are readily determinable and are priced through pricing vendors, including for High yield and leveraged loans products: $17 and $81; for Equity market investments: $48 and $55; and for Emerging markets debt $16 and $0

Ambac also holds an direct equity interests including in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which is accounted for under the equity method.
Investment Income (loss):
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended March 31,
	2020	2019
Fixed income securities	$30	$44
Short-term investments	2	4
Loans	—	—
Investment expense	(2)	(1)
Securities available-for-sale and short-term	31	47
Other investments	(52)	8
Total net investment income (loss)	$(21)	$55

Net investment income (loss) from Other investments primarily represents changes in fair value on securities classified as trading or under the fair value option, income from investment limited partnerships accounted for under the equity method and the above noted equity interest in an unconsolidated trust accounted for under the equity method.
The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

	Three Months Ended March 31,
	2020	2019
Net gains (losses) recognized during the period on trading securities	$(32)	$7
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	(3)	1
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$(29)	$6

| Ambac Financial Group, Inc. 34 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
March 31, 2020:
Derivative Assets:
Interest rate swaps	$89	$1	$88	$—	$88
Total non-VIE derivative assets	$89	$1	$88	$—	$88
Derivative Liabilities:
Credit derivatives	$2	$—	$2	$—	$2
Interest rate swaps	136	1	135	134	1
Total non-VIE derivative liabilities	$138	$1	$137	$134	$3
Variable Interest Entities Derivative Assets:
Currency swaps	$62	$—	$62	$—	$62
Total VIE derivative assets	$62	$—	$62	$—	$62
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,610	$—	$1,610	$—	$1,610
Total VIE derivative liabilities	$1,610	$—	$1,610	$—	$1,610

December 31, 2019:
Derivative Assets:
Interest rate swaps	$75	$—	$75	$—	$75
Total non-VIE derivative assets	$75	$—	$75	$—	$75
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	89	—	90	89	1
Total non-VIE derivative liabilities	$90	$—	$90	$89	$1
Variable Interest Entities Derivative Assets:
Currency swaps	$52	$—	$52	$—	$52
Total VIE derivative assets	$52	$—	$52	$—	$52
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,657	$—	$1,657	$—	$1,657
Total VIE derivative liabilities	$1,657	$—	$1,657	$—	$1,657

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $80 and $36 as of March 31, 2020 and December 31, 2019, respectively. There were no amounts held representing an obligation to return cash collateral as of March 31, 2020 and December 31, 2019.

| Ambac Financial Group, Inc. 35 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended March 31,
		2020	2019
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$(1)	$—
Interest rate swaps	Net gains (losses) on derivative contracts	(29)	(3)
Futures contracts	Net gains (losses) on derivative contracts	(40)	(14)
Total Non-VIE derivatives		$(70)	$(16)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$10	$(7)
Interest rate swaps	Income (loss) on variable interest entities	47	(70)
Total Variable Interest Entities		57	(77)
Total derivative contracts		$(13)	$(93)

Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at March 31, 2020, include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The gross principal notional outstanding for credit derivate contracts was $275 and $280 as of March 31, 2020 and December 31, 2019, respectively, all of which had internal Ambac ratings of AA in both periods.
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps and US Treasury futures contracts to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of March 31, 2020 and December 31, 2019 the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	March 31, 2020	December 31, 2019
Interest rate swaps—receive-fixed/pay-variable	$328	$332
Interest rate swaps—pay-fixed/receive-variable	1,261	1,261
US Treasury futures contracts—short	240	755

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2020 and December 31, 2019 are as follows:

	Notional
Type of VIE Derivative	March 31, 2020	December 31, 2019
Interest rate swaps—receive-fixed/pay-variable	$1,121	$1,194
Interest rate swaps—pay-fixed/receive-variable	1,093	1,176
Currency swaps	302	329
Credit derivatives	8	9

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

| Ambac Financial Group, Inc. 36 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

predetermined threshold levels. Additionally, given that Ambac Assurance is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.
As of March 31, 2020 and December 31, 2019, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $132 and $89, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $154 and $109, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on March 31, 2020, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended March 31,
	2020	2019
U.S.	$(257)	$(63)
Foreign	(30)	22
Total	$(287)	$(41)

Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended March 31,
	2020	2019
Current taxes
U. S. federal	$—	$—
U.S. state and local	—	(4)
Foreign	(2)	6
Current taxes	(2)	3
Deferred taxes
Foreign	(5)	(1)
Deferred taxes	(5)	(1)
Provision for income taxes	$(7)	$2

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
As of December 31, 2018, Ambac Assurance generated cumulative taxable income of $1,508, leaving $2,142 of the $3,650 Allocated NOLs subject to Tolling Payments. For the year ended December 31, 2019, and three months ended March 31, 2020, Ambac Assurance generated NOLs of approximately $143 and $172, respectively, which will need to be utilized before any new Tolling Payments will be generated.
If not utilized, the NOLs will begin expiring in 2029, and will fully expire in 2040, with the exception of the tax loss generated during the three months ended March 31, 2020 of approximately $168, which if Ambac remains in a loss position at year end 2020, will expire in 2041.
As a result of positive income at Ambac Assurance in 2017, Ambac accrued $28 of tax tolling payments. In May 2018, Ambac executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make the 2017 tax tolling payment by June 1, 2018.  Ambac also agreed to continue to defer receipt of the 2017 tax tolling payment from

| Ambac Financial Group, Inc. 37 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Ambac Assurance until such time as OCI consents to the payment. While OCI has not defined the conditions under which it will consent to the 2017 tax tolling payment, OCI has indicated that it will consider a number of factors, including asset quality and loss and reserve trends. We can provide no assurance as to whether, or when, OCI will consent to the 2017 tax tolling payment.
Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
As of March 31, 2020, the remaining balance of the $3,650 NOL allocated to Ambac Assurance, and new NOLs accrued during 2019 & 2020, totaled approximately $2,457. As of March 31, 2020 the consolidated group's NOL is approximately $3,703, of which Ambac's NOL was approximately$1,246.
11. COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 17: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
Litigation Against Ambac
Financial Oversight and Management Board for Puerto Rico, et al. v. Autonomy Master Fund Limited, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00291, filed May 2, 2019). On May 2, 2019, the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board"), together with the Official Committee of Unsecured Creditors for the Commonwealth (the "Committee") filed an adversary proceeding against certain parties that filed proofs of claim on account of general obligation bonds issued by the Commonwealth of Puerto Rico, including Ambac Assurance. The complaint seeks declarations that the general obligation bonds are unsecured obligations and, in the alternative, seeks to avoid any security interests that holders of such bonds may have. On June 12, 2019, a group of general obligation bondholders moved to dismiss the complaint. On June 13, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. Ambac Assurance filed a statement of position and reservation of rights on February 5, 2020; certain other defendants filed motions to dismiss on this same date. On February 9, 2020, the Oversight Board announced that it intends to file, and to seek to confirm, an amended plan of adjustment (the “Amended POA”). On March 10, 2020, the District Court ordered that this case remain stayed while the Oversight Board attempts to confirm the Amended POA.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the team of mediators designated in the Commonwealth’s restructuring cases (the “Mediation Team“), on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the PRIFA bond trustee, all of which Defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Briefing on motions for summary judgment is expected to conclude on June 16, 2020, and a hearing is scheduled for June 23, 2020.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Convention Center District Authority (“PRCCDA”) and the PRCCDA bond trustee, all of which Defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Briefing on motions for summary judgment is expected to conclude on June 16, 2020, and a hearing is scheduled for June 23, 2020.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA“), certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which Defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Briefing on motions for summary judgment is expected to conclude on June 16, 2020, and a hearing is scheduled for June 23, 2020.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00007, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board and the Committee filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which Defendants filed proofs of claim against PRHTA relating to PRHTA bonds. The complaint seeks to disallow portions of Defendants’ proofs of claim against the PRHTA, including for lack of secured status. On March 10, 2020, the District Court stayed this case.
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

| Ambac Financial Group, Inc. 38 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

National Association, the Indenture Trustee; GSS Data Services, Inc., the Administrator; and Ambac Assurance.  Through this action, Plaintiffs seek a number of judicial determinations.  On January 21, 2020, the presiding Vice Chancellor entered an order consolidating the action with previously filed litigation relating to the Trusts. On February 13, 2020, Ambac Assurance, the Owner Trustee, the Indenture Trustee, and other parties filed declaratory judgment counterclaims. Several parties, including Plaintiffs and Ambac Assurance, have filed motions for judgment on the pleadings in support of their requested judicial determinations, and briefing on those motions is complete.
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
Puerto Rico
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the Committee, as Plaintiffs, filed a complaint against the Puerto Rico Public Buildings Authority (“PBA”) seeking declaratory judgment that the leases between PBA and its lessees-many of whom are agencies and instrumentalities of the Commonwealth-are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On March 12, 2019, Ambac Assurance and other interested parties were permitted to intervene in order to argue that the PBA leases are valid leases, and are entitled to administrative expense treatment under the Bankruptcy Code. On June 16, 2019, the Oversight Board announced that it had entered into a plan support agreement ("PSA") with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this adversary proceeding. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On September 27, 2019, the Oversight Board filed a joint plan of adjustment and disclosure statement for the Commonwealth, PBA, and the Employees’ Retirement System for Puerto Rico. On February 9, 2020, the Oversight Board executed a new plan support agreement with additional creditors (the “New PSA”) and announced that it intends to file, and seek to confirm, the Amended POA. On March 10, 2020, the District Court ordered that this case remain stayed while the Oversight Board attempts to confirm the Amended POA.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019) (“GO Bond Claim Objection Procedures”). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim

| Ambac Financial Group, Inc. 39 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by Ambac Assurance. The court subsequently ordered certain consolidated procedures permitting parties in interest an opportunity to participate in litigation of the objection. On April 11, 2019, Ambac Assurance filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this omnibus claim objection. On June 25, 2019, the Oversight Board moved to stay proceedings related to this omnibus claim objection while it pursues confirmation of the plan contemplated in the PSA. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On February 5, 2020, certain parties filed motions to dismiss the claim objection. On February 9, 2020, the Oversight Board executed the New PSA and announced that it intends to file, and seek to confirm, the Amended POA. Additional motions to dismiss were filed on February 19, 2020. On March 10, 2020, the District Court ordered that this matter remain stayed while the Oversight Board attempts to confirm the Amended POA.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation’s Motion to Strike Certain Provisions of the Plan Support Agreement By and Among the Financial Oversight and Management Board for Puerto Rico, Certain GO Holders, and Certain PBA Holders (Dkt. No. 8020, filed July 16, 2019) (“Ambac Assurance Motion to Strike PSA”). On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds. On July 16, 2019, Ambac Assurance filed a motion to strike certain provisions of the PSA that it believes violate PROMESA, including the potential payment of a breakup fee to creditors who have supported the PSA. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On February 9, 2020, the Oversight Board executed the New PSA. On March 10, 2020, the District Court denied Ambac Assurance’s motion without prejudice given the execution of the New PSA.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, Ambac Assurance filed a motion seeking an order that the automatic stay does not apply to certain lawsuits Ambac Assurance seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of Ambac Assurance's collateral. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On January 31, 2020, the District Court granted a motion filed by Ambac Assurance, together with Assured Guaranty Corporation, Assured Guaranty Municipal Corporation, and Financial Guaranty Insurance Company to amend the PRIFA Stay Motion in order to allow the PRIFA bond trustee to join the amended motion and to allow movants to address recent, controlling precedent from the First Circuit, and Ambac Assurance filed the amended motion the same day. A preliminary hearing on the amended motion is scheduled for June 4, 2020.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, Ambac Assurance, together with Assured Guaranty Corp., Assured Municipal Corp., National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. A preliminary hearing on the motion is scheduled for June 4, 2020.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16, 2020) (“PRCCDA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, Ambac Assurance, together with Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the PRCCDA bond trustee, filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. A preliminary hearing on the motion is scheduled for June 4, 2020.
Ambac Assurance Corporation v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Samuel A. Ramirez & Co. Inc., Raymond James & Associates, Inc., and UBS Financial Services Inc. (Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, Case No. CV-000248923, filed February 19, 2020). On February 19, 2020,

| Ambac Financial Group, Inc. 40 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Ambac Assurance filed a complaint in the Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, against certain underwriters of Ambac-insured bonds issued by PRIFA and PRCCDA, with causes of action under the Puerto Rico civil law doctrines of actos proprios and Unilateral Declaration of Will. Ambac Assurance alleges defendants engaged in inequitable conduct in underwriting Ambac-insured bonds issued by PRIFA and PRCCDA, including failing to investigate and adequately disclose material information in the official statements for the bonds that defendants provided to Ambac Assurance regarding systemic deficiencies in the Commonwealth’s financial reporting. Ambac Assurance seeks damages in compensation for claims paid by Ambac Assurance on its financial guaranty insurance policies insuring such bonds, pre-judgment and post-judgment interest, and attorneys’ fees. On March 20, 2020, Defendants removed this case to the Title III Court. On April 20, 2020, Ambac moved to remand the case back to the Court of First Instance. Briefing on the motion to remand is scheduled to conclude on June 10, 2020.
Ambac Assurance Corporation v. Autopistas Metropolitanas de Puerto Rico, LLC (United States District Court for the District of Puerto Rico) Case No. 3:20-cv-01094, filed February 19, 2020). On February 19, 2020, Ambac Assurance filed a complaint in the U.S. District Court for the District of Puerto Rico, against Autopistas Metropolitanas de Puerto Rico, LLC (“Metropistas”), which holds a concession from PRHTA for two Puerto Rico highways, PR-5 and PR-22, in connection with a 10-year extension of the concession that was entered into in April 2016. The complaint includes claims for fraudulent conveyance and unjust enrichment, alleging that the consideration paid by Metropistas for the extension was less than reasonably equivalent value and most of the benefit of such payment was received by the Commonwealth instead of PRHTA. Ambac Assurance also seeks a declaratory judgment that it has a valid and continuing lien on certain toll revenues that are being collected by Metropistas. On March 31, 2020, the Oversight Board filed a motion before the Title III Court seeking an order directing Ambac to withdraw its complaint. On April 20, 2020, the District Court ordered this case stayed pending briefing before the Title III Court on the Oversight Board’s motion to withdraw. A hearing before the Title III Court on the motion to withdraw is scheduled for June 3, 2020.
Student Loans Exposure
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The Consumer Financial Protection Bureau (“CFPB”) filed a complaint against fifteen National Collegiate Student Loan Trusts, regarding alleged improprieties and deficiencies in servicing practices.   Simultaneous with the filing of its complaint, CFPB also filed a motion for entry of a proposed consent judgment that would grant monetary damages and injunctive relief against the Trusts. Ambac Assurance guaranteed certain securities issued by three of the Trusts and indirectly insures six other Trusts.  On September 20, 2017, Ambac Assurance filed a motion to intervene in the action, which motion was granted on October 19, 2018. On November 29, 2018, the court set a bifurcated discovery and briefing schedule. Discovery and briefing is now complete as to certain threshold issues. Additionally, on March 19, 2020, Intervenor Transworld Systems Inc. filed a motion to dismiss the action for lack of subject matter jurisdiction.

RMBS Litigation
In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). Ambac Assurance’s Second Amended Complaint, filed on May 28, 2013, asserted claims against Countrywide and Bank of America (as successor to Countrywide’s liabilities) for, among other things, breach of contract and fraudulent inducement. In August and October 2018, Defendants filed various pre-trial motions. On December 30, 2018, the court denied all of these pre-trial motions in their entirety and Defendants appealed. On September 17, 2019, the First Department affirmed in part and reversed in part the trial court’s rulings. On October 17, 2019, Countrywide filed a motion for leave to appeal certain issues to the New York Court of Appeals and for reargument or leave to appeal certain other issues. On January 16, 2020, the First Department recalled and vacated its September 17, 2019 decision and order and substituted a new decision and order. On the same date, the First Department denied Countrywide’s motion seeking leave to appeal, without prejudice to seeking such leave from the reissued decision and order. On January 30, 2020, Countrywide filed a new motion for leave to appeal the First Department’s denial of its motions, which Ambac Assurance opposed. On January 14, 2020, the trial court granted Ambac Assurance’s motion to supplement and amend certain of its expert reports, and expert discovery is ongoing. Due to the impact of COVID-19 on the court system in New York State, which has caused the postponement of all in-person proceedings, the Court vacated the previously scheduled July 13, 2020 trial date. Given the difficulty or impossibility of predicting the scope, duration and magnitude of the effect of COVID-19 on the New York court system, and the possibility of other intervening causes of delay, we can provide no assurance as to when the trial will be rescheduled.

•
Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “SDNY Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). These two actions relate to U.S. Bank National Association’s (“U.S. Bank”) acceptance of a proposed settlement in a separate litigation that U.S. Bank is prosecuting, as trustee, related to the Harborview Mortgage Loan Trust, Series 2005-10 (“Harborview 2005-10”), a residential mortgage-backed securitization for which Ambac Assurance issued an insurance policy. On March 6, 2017, U.S. Bank filed a petition commencing the Minnesota Action, a trust instruction proceeding in Minnesota state court concerning the proposed settlement, and on June 12, 2017, U.S. Bank filed an amended petition.  Ambac Assurance filed a

| Ambac Financial Group, Inc. 41 2020 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

motion to dismiss the Minnesota Action, which was denied on November 13, 2017, and the denial was affirmed on appeal. On September 6, 2018, U.S. Bank filed its Second Amended Petition, and Ambac Assurance and certain other certificateholders objected to, or otherwise responded to, the petition. Discovery in the Minnesota Action is ongoing, and the court has set June 20, 2020 as the date for the start of the trial. On June 8, 2018, Ambac Assurance filed the SDNY Action asserting claims arising out of U.S. Bank’s acceptance of the proposed settlement and treatment of trust recoveries. Ambac Assurance asserted claims for declaratory judgment, breach of contract, and breach of fiduciary duty. On July 16, 2019, the court dismissed Ambac Assurance's breach-of-contract and breach-of-fiduciary-duty claims based on U.S. Bank's acceptance of the settlement; and dismissed Ambac Assurance's declaratory judgment claims regarding the occurrence of an Event of Default and U.S. Bank's future distribution of trust recoveries through the waterfall. The court denied the motion to dismiss Ambac Assurance's breach-of-contract claims based on U.S. Bank's past distribution of trust recoveries through the waterfall. On January 17, 2020, U.S. Bank moved for summary judgment regarding the remaining claim relating to distributions. On February 7, 2020, Ambac

Assurance cross-moved for summary judgment. These summary judgment motions are fully briefed.

•
In re application of Deutsche Bank National Trust Company as Trustee of the Harborview Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018 (the “Trust Instruction Proceeding”). This action relates to Deutsche Bank National Trust Company’s (“DBNT”) proposed settlement of claims related to the Harborview Mortgage Loan Trust Series 2006-9 (“Harborview 2006-09”). On August 23, 2018, DBNT filed a Petition commencing the Trust Instruction Proceeding, seeking judicial instruction pursuant to CPLR Article 77, inter alia, to accept the proposed settlement with respect of claims relating to Harborview 2006-9.  On November 2, 2018, Ambac Assurance and other interested persons filed notices of intention to appear and answers to DBNT’s  petition. Ambac Assurance sought a period of discovery before resolution on the merits. Under the current case schedule discovery is to be completed by May 20, 2020 and merits briefing by July 10, 2020. Ambac Assurance expects this schedule to be modified.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. (“AFG”) for the periods indicated. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K for the year ended December 31, 2019, the Cautionary Statement Pursuant To The Private Securities Litigation Reform Act Of 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q.
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
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2019 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the

| Ambac Financial Group, Inc. 42 2020 First Quarter FORM 10-Q |

performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of AFG’s common stock and volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation ("Ambac Assurance") and its subsidiaries or from transactions or opportunities apart from Ambac Assurance and its subsidiaries, including new business initiatives; (3) changes in Ambac’s estimated representation and warranty recoveries or loss reserves over time; (4) failure to recover claims paid on Puerto Rico exposures or incurrence of losses in amounts higher than expected; (5) adverse effects on AFG’s share price resulting from future offerings of debt or equity securities that rank senior to AFG’s common stock; (6) potential of rehabilitation proceedings against Ambac Assurance; (7) dilution of current shareholder value or adverse effects on AFG’s share price resulting from the issuance of additional shares of common stock; (8) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (9) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers, including an increased risk of loss on revenue bonds of distressed public finance issuers due to recent judicial decisions adverse to revenue bond holders; (10) Ambac's inability to realize the expected recoveries included in its financial statements; (11) insufficiency or unavailability of collateral to pay secured obligations; (12) credit risk throughout Ambac’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including obligations of the Commonwealth of Puerto Rico and its instrumentalities and agencies) and exposures to reinsurers; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) the risk that the Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (15) risks associated with adverse selection as Ambac’s insured portfolio runs off; (16) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured portfolio; (17) disagreements or disputes with Ambac's insurance regulators; (18) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (19) Ambac’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (20) Ambac may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (21) Ambac may not be able to generate the significant amount of cash needed to service its debt and financial obligations, and may not be able to refinance its indebtedness; (22) restrictive covenants in agreements and instruments may impair Ambac's ability to pursue or achieve its business strategies; (23) loss of control rights in transactions for which we provide insurance due to a finding that Ambac has defaulted; (24) the impact of catastrophic environmental or natural events, including catastrophic public health events like the COVID-19 pandemic, on significant portions of our insured and investment portfolios; (25) adverse tax consequences or other costs resulting from the characterization of Ambac Assurance’s surplus notes or other obligations as equity; (26) risks attendant to the change in composition of securities in Ambac’s investment portfolio; (27) changes in prevailing interest rates; (28) the expected discontinuance of the London Inter-Bank Offered Rate; (29) factors that may influence the amount of installment premiums paid to Ambac; (30) default by one or more of Ambac 's portfolio investments, insured issuers or counterparties; (31) market risks impacting assets in the Ambac’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (32) risks relating to determinations of amounts of impairments taken on investments; (33) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on Ambac’s business, operations, financial position, profitability or cash flows; (34) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (35) system security risks, data protection breaches and cyber attacks; (36) changes in accounting principles or practices that may impact Ambac’s reported financial results; (37) the economic and regulatory impact of “Brexit”; (38) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (39) Ambac’s financial position that may prompt departures of key employees and may impact the its ability to attract qualified executives and employees; (40) fluctuations in foreign currency exchange rates could adversely impact the insured portfolio in the event of loss reserves or claim payments denominated in a currency other than US dollars and the value of non-US dollar denominated securities in our investment portfolio; and (41) other risks and uncertainties that have not been identified at this time.
EXECUTIVE SUMMARY
Company Overview:
See Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q and Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for a description of the Company and our key strategic priorities to achieve our primary goal to maximize stockholder value.
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
Asset Management:
Investment portfolios are subject to internal investment guidelines, as well as limits on types and quality of investments imposed by applicable insurance laws and regulations. As part of its investment strategy, and in accordance with the aforementioned guidelines, Ambac Assurance and Ambac UK, a subsidiary of Ambac Assurance, purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. The investment portfolios of Ambac Assurance and Ambac UK also hold fixed income securities and various pooled investment funds. Refer to

| Ambac Financial Group, Inc. 43 2020 First Quarter FORM 10-Q |

Note 8. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further details of fixed income investments by asset category and pooled investment funds by investment type.
At March 31, 2020, Ambac and its subsidiaries owned $402 million of distressed Ambac-insured bonds, including $164 million of Puerto Rico bonds and excluding Ambac's holdings of secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. Subject to applicable internal and regulatory guidelines, market conditions and other constraints, Ambac will continue to opportunistically purchase Ambac-insured securities.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group focuses on the analysis, implementation and execution of commutations, risk reduction or defeasance, and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. During 2020, successful risk reduction transactions included:

•	A commutation in January 2020, via a refunding, of a watch list public finance transaction with net par outstanding of $171 million at December 31, 2019; and

•	A refinancing in February 2020 of an adversely classified asset-backed leasing transaction with net par outstanding of $86 million at December 31, 2019.
The following table provides a comparison of total, adversely classified credits ("ACC") and watch list credits net par outstanding in the insured portfolio at March 31, 2020 and December 31, 2019. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in millions)	March 31, 2020	December 31, 2019	Variance
Total	$36,186	$38,018	$(1,832)	(5)%
ACC	8,376	7,535	841	11%
Watch list	5,442	6,752	(1,310)	(19)%
The overall reduction in ACC and Watch List total net par outstanding resulted from active de-risking initiatives at Ambac Assurance and Ambac UK, including the transactions noted above, as well as scheduled maturities, amortizations, refundings and calls. Additionally, total net par outstanding reduced as a result of the weakening of British Pounds as compared to US Dollars.
The increase in ACC exposures is primarily due to the addition of credits impacted by COVID-19 (including $970 million of net par outstanding from the watch list category), such as hotel tax, convention center and public house insured transactions, partially offset by active de-risking and paydowns or calls by issuers. In addition, as a result of the economic impacts from the COVID-19 pandemic, $2,635 million of net par outstanding in sectors such as mass transit, toll roads, and private higher education, among others, have been added to the Survey List. The Survey List is a categorization for enhanced monitoring of currently performing credits.
We continue to experience stress in our exposure to Puerto Rico that consists of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
COVID-19
In March 2020, the outbreak of COVID-19, caused by a novel strain of the coronavirus, was recognized as a pandemic by the World Health Organization, and the outbreak is now widespread globally, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to a sharp spike in unemployment; a broad based and significant decrease in asset valuations; closure or severe curtailment of the operations of many businesses and enterprises to which we are directly or indirectly exposed, such as hotels, restaurants, sports and entertainment facilities, airports and other transportation facilities, and retail establishments, mostly due to shelter-in-place orders, social distancing guidelines, travel bans and restrictions, and business shutdowns. In addition, in March 2020 a disagreement between Russia and Saudi Arabia over oil production quotas led to a sudden and sharp decline in oil prices which have subsequently fallen to historic lows. Accordingly, we are now in a global recession with most large economies experiencing negative growth. In the U.S., monetary policy and fiscal stimulus, particularly the Coronavirus Aid, Relief and Economic Security ("CARES") Act, have helped moderate the economic impact of COVID-19, along with stimulus and other actions taken by governments outside the U.S.; however, credit risk remains a concern given the uncertainty over the severity and duration of the COVID-19 related disruption.
COVID-19 has impacted Ambac's operating environment. Ambac has implemented a COVID-19 response plan designed to ensure the safety of our staff and business continuity. Our employees have transitioned to working remotely while maintaining full operational capabilities. We have not experienced and do not anticipate incurring material incremental operating expenditures to maintain the current remote operating environment. In addition to our own staff, Ambac's critical third-party service providers are operating remotely and therefore we have conducted a review of these service providers and have not presently identified or experienced any limitations or operational constraints with respect to services provided in the current environment. Ambac does not believe that our current operating environment has resulted in a significant change to our disclosure controls or internal controls over financial reporting.
COVID-19 has adversely impacted Ambac's financial position and results of operations as credit risk in the insured and investment portfolios has increased. Municipal, project finance, mortgage-backed and student loan sectors, and other asset securitizations, in particular, could be materially adversely impacted, and as a result

| Ambac Financial Group, Inc. 44 2020 First Quarter FORM 10-Q |

we have increased loss reserves across each of these and other sectors during the three months ended March 31, 2020. We are continuously evaluating and updating our view of the macro economic environment as well as our specific credit view of each of our insured exposures considering the significant uncertainties brought upon us by the COVID-19 pandemic. The overall financial impact from COVID-19 has been and will be a function of (i) the ability of issuers of insured obligations and other counterparties to pay their obligations when due, whether due to operational or financial reasons; (ii) the impact of changes to interest rates on policy and derivative payments and (iii) the performance of the investment portfolio.

•
Ambac’s insurance policies will be drawn in the event that the issuers of insured obligations do not make payments on their obligations when due. As a result of the COVID-19 related economic disruption on markets where Ambac provides financial guarantees, including lower tax, project, and business revenues and increases in forbearances or delinquencies on mortgage and student loan payments, we have increased our loss reserves and may further increase them in the future depending on the duration and severity of the crisis. Ambac also has premiums due from issuers; we currently do not expect any significant delay or increase in credit impairments with respect to insurance premiums, but that is subject to change.

•
Ambac has exposure to reinsurance counterparties for their portions of future claim payments. Ambac has reinsured approximately 13.8% of its gross par outstanding to four reinsurance counterparties. Each of these reinsurance counterparties is experienced in the business of reinsuring and/or writing financial guaranty insurance. All have ratings of A+ (by S&P) or better and have sufficient collateralization or replacement triggers upon downgrade. Ambac actively monitors each of these reinsurance entities and at present believes they have the ability to perform under their respective reinsurance policies, but that is subject to change.

•
Ambac is exposed to the risk that contractual counterparties (including those under our RMBS litigations and derivative counterparties) may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. At present, Ambac has no concerns about the ability of our contractual counterparties, which include certain regulated exchanges in the case of interest rate swaps and futures, to perform under their contracts, but that is also subject to change.

•
Asset prices have declined substantially during the quarter, particularly in directly affected industries such as tourism, airlines, hospitality, commercial real estate and manufacturing. While Ambac does not have significant investments in these asset classes, we did experience a negative total return for the investment portfolio of approximately (4.4)% during the three month period ending March 31, 2020.  We evaluated and did not recognize credit impairments on the investment portfolio as of such date. However, in early April 2020, we decided to monetize a material portion of our investments in certain assets classes; including corporate securities rated below the 'A 'rated category, all directly owned CMBS (other than Military Housing bonds and mostly 'AAA' rated), and approximately

50% of all CLOs (all rated investment grade). While these positions were sold at a net gain, future investment losses and impairments may be possible.
Given the economic uncertainties associated with the COVID-19 pandemic it is impossible to fully predict all of its consequences and, as a result, it is possible that our future operating results and financial condition may be materially adversely affected. Refer to "Financial Guarantees In Force", "Results of Operations" and "Balance Sheet Commentary" for further financial details on the current impact from COVID-19.
With regard to Ambac's new business strategic objective, we continue to evaluate opportunities in a disciplined manner. Our evaluation process has been revised to incorporate consideration of the impact of COVID-19 on new business prospects as well as Ambac's existing business and operations. While we continue to pursue new business opportunities, we believe that the COVID-19 pandemic has caused a general slow down in activity as potential targets evaluate the financial and strategic impact of the pandemic on their businesses and due to the practical constraints of shelter-in-place orders, social distancing guidelines, travel bans and restrictions, and business shutdowns.
AFG:
As of March 31, 2020 the net assets of AFG were $482 million.

($ in millions)
Cash and short-term investments	$317
Other investments (1)	157
Other net assets (2)	8
Total	$482

(1)	Includes surplus notes (fair value of $59 million) issued by Ambac Assurance that are eliminated in consolidation.

(2)
Includes accruals for tolling payments from Ambac Assurance in accordance with the Amended Tax Sharing Agreement of $28 million. Refer to Note 10. Income Taxes for discussion over the timing of collection.

Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the three months ended March 31, 2020, included the following:

($ in millions)
Net income (1)	$1
Gain (loss) on foreign currency translation	(46)
Unrealized gains (losses) on non-functional currency available-for-sale securities	11
Impact on total comprehensive income (loss)	$(34)

(1)
A portion of Ambac UK's, and to a lesser extent Ambac Assurance's, assets and liabilities are denominated in currencies other than its functional currency and accordingly, we recognized net foreign currency transaction gains/(losses) as a result of changes to foreign currency rates through our Unaudited Consolidated Statement of Total Comprehensive Income (Loss). Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details on transaction gains and losses.

| Ambac Financial Group, Inc. 45 2020 First Quarter FORM 10-Q |

Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information on the impact of future currency rate changes on Ambac's financial instruments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac’s Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of material estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2019.
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at March 31, 2020 and December 31, 2019. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policy that insures the notes issued by Ambac LSNI as defined in Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019:

($ in millions)	March 31, 2020	December 31, 2019
Public Finance (1) (2)	$17,093	$17,653
Structured Finance	7,139	7,508
International Finance	11,954	12,857
Total net par outstanding	$36,186	$38,018

(1)	Includes $5,636 and $5,654 of Military Housing net par outstanding at March 31, 2020 and December 31, 2019, respectively.

(2)
Includes $1,105 and $1,123 of Puerto Rico net par outstanding at March 31, 2020 and December 31, 2019, respectively. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at March 31, 2020:

($ in millions)		Risk Name	Country-Bond Type	Ambac Ratings (1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
IF	AUK	Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	BBB	$957	2.6%
IF	AUK	Capital Hospitals plc (3)	UK-Infrastructure	A-	830	2.3%
IF	AUK	Aspire Defence Finance plc	UK-Infrastructure	A-	802	2.2%
PF	AAC	New Jersey Transportation Trust Fund Authority - Transportation System	US-Lease and Tax-backed Revenue	BBB-	778	2.2%
IF	AUK	Anglian Water	UK-Utility	A-	772	2.1%
IF	AUK	National Grid Gas	UK-Utility	A-	713	2.0%
IF	AUK	Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	698	1.9%
IF	AUK	Ostregion Investmentgesellschaft NR 1 SA (3)	Austria-Infrastructure	BIG	662	1.8%
PF	AAC	Mets Queens Baseball Stadium Project, NY, Lease Revenue	US-Stadium Financing	BBB-	540	1.5%
IF	AUK	RMPA Services plc	UK-Infrastructure	BBB+	531	1.5%
Total					$7,283	20.1%
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

(3)
A portion of this transaction is insured by an insurance policy issued by Ambac Assurance. Ambac Assurance has issued policies for these transactions that will only pay in the event that Ambac UK does not pay under its insurance policies ("second to pay policies").

Net par related to the top ten exposures reduced $357 million from December 31, 2019. Exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. The decrease from 2019 was primarily related to foreign exchange

| Ambac Financial Group, Inc. 46 2020 First Quarter FORM 10-Q |

and scheduled paydowns. The concentration of net par amongst the top ten (as a percentage of net par outstanding) remains at 20% at March 31, 2020, and December 31, 2019, however certain credits within the top ten have had Ambac rating downgrades since December 31, 2019, primarily related to the impact of COVID-19, including Mitchells & Butlers Finance plc, New Jersey Transportation Trust Fund Authority and Mets Queens Baseball Stadium Project. Aspire Defence Finance plc's rating at March 31, 2020, improved since December 31, 2019. The remaining insured portfolio of financial guarantees has an average net par outstanding of $31 million per single risk, with insured exposures ranging up to $493 million and a median net par outstanding of $5 million.
Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.
COVID-19
COVID-19 and the public health responses by the US federal and state governments have shut down significant portions of the US economy, including areas that Ambac's insured obligors rely upon to generate the revenues and cash flows necessary to service debts we insure. Governments outside the US, in markets in which Ambac operates, have implemented similar measures to the US. Ambac has undertaken a detailed analysis of the potential impact of the closure of certain portions of the US economy as well as certain other economies, including the UK, Italy, and Australia, to assess the impact of the current global recession on its insured financial guarantee portfolio. The duration and depth of the recession; actions such as monetary policy and fiscal stimulus, including the CARES Act in the US that was signed into law on March 27, 2020, and future fiscal stimulus programs; and our insured obligors' financial flexibility and ability to mitigate the operational and economic impact of the recession will determine the ultimate impact to Ambac's insured portfolio.
CARES Act and Other Relief Measures:
The $2.2 trillion Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") provides relief and stimulus funds for American consumers, businesses and industries impacted by COVID-19.
The CARES Act has several measures that impacted US municipalities and other borrowers, including consumers, such as mortgage and student loan borrowers, represented in our insured portfolio, including:

•
$500 billion for direct lending, loans, loan guarantees and investments to eligible businesses, states and municipalities, including $25 billion dedicated to passenger airlines and $4 billion dedicated to cargo airlines;

•	$659 billion for small business loans (Paycheck Protection Program, as amended by the Paycheck Protection Program and Health Care Enhancement Act (“PPP & HCE Act”));

•	$150 billion allocation of direct aid to state and local governments to reimburse them for the costs of dealing with COVID-19;

•	$175 billion to the Public Health and Social Services Fund for distribution of grants to healthcare providers and hospitals (as amended by the PPP & HCE Act);

•	$25 billion of grants for transit agencies;

•	$10 billion of grants for airport authorities; and

•	direct payments to households and for unemployment insurance, estimated to cost $560 billion.

Despite the above provisions, which are designed to help mitigate the economic impact of the COVID-19 pandemic generally, the CARES Act contains certain provisions that may adversely affect Ambac.
The CARES Act temporarily suspended payments on all student loans held by the Department of Education through September 30, 2020. Although it is unclear what impact this CARES Act provision will have on the private student loans owned by special purpose entities that have their securitized obligations guaranteed by Ambac Assurance, we have incorporated into our loss reserves analysis assumptions related to increased delinquencies for borrowers with private student loans who often also have federal student loans and may elect not to pay altogether. Despite the assumed increase in delinquencies and losses related to this potential phenomena as well as the general deterioration in consumer credit related to the economic downturn, Ambac Assurance does not anticipate making substantial claim payments on insured student loan transactions for several years due to the structures governing the insured bonds.
Additionally, the federal government has provided temporary relief measures to which servicers of mortgage loans must adhere. The Federal Housing Administration ("FHA") of the US Department of Housing and Urban Development and the Federal Housing Finance Agency ("FHFA") are providing temporary relief measures that require mortgage loan servicers to offer relief to borrowers who suffer hardship as a result of COVID-19. The relief measures announced include a 60-day moratorium on foreclosures and evictions and the expansion of forbearance and repayment options. Such servicers are generally applying these guidelines to non-FHFA loans, including those loans owned by special purpose entities that have their securitized obligations guaranteed by Ambac Assurance. Moreover, several State agencies have issued similar guidance to mortgage loan servicers concerning loan forbearances and other relief for borrowers. Depending on the severity and length of the economic downturn, there may be increasing pressure to extend the duration of forbearances and subsequently to offer generous repayment plans. While the impact of these and other forbearance measures on Ambac Assurance's insured RMBS obligations are unclear, we have assumed that such measures, as well as the economic impact of the global recession, will have an adverse impact on delinquencies and home price appreciation for the mortgages that underlie our insured RMBS transactions. Consequently, we have anticipated that we will experience an increase in claim payments for certain of our insured RMBS obligations. However, we also anticipate that the significant decline in interest rates experienced during the first quarter of 2020 will likely generate additional excess spread recoveries on insured RMBS obligations that will likely more than compensate for such adverse effects.

| Ambac Financial Group, Inc. 47 2020 First Quarter FORM 10-Q |

In addition to, as well as in connection with the CARES Act, the Federal Reserve has implemented a number of programs to improve liquidity and the functioning of the financial markets in an effort to help mitigate the impact of the COVID-19 pandemic on financial markets and the macro economy as well as certain displaced sectors of the economy, including those in which Ambac operates, including, but not limited to:

•	$500 billion for the Municipal Liquidity Facility;

•	$750 billion for the Primary Market Corporate Credit Facility and Secondary Market Corporate Credit Facility; and

•	The Money Market Mutual Fund Liquidity Facility.
In the UK, on March 20, 2020, the government announced the closure of all non-essential leisure, food and retail operations, including public houses. This closure remains in place with the date at which such operations may be permitted to reopen being uncertain. The UK Government also announced a number of measures to mitigate the impact of these enforced closures including rebating employers 80% of staff salaries (up to a £2,500 per month per employee cap), tax deferrals, business loan schemes and property tax relief.
While Ambac expects the foregoing measures to help mitigate economic damage and aid the functioning of the capital markets, Ambac's exposure to credit risk as a result of the economic fallout from the COIVD-19 pandemic remains elevated, and we could experience material losses that would adversely impact our future results of operations and financial condition.
Insured Portfolio:
Ambac established a set of base case assumptions that includes a deep recession during the first half of 2020 with a modest recovery in the second half of 2020, including the loosening of business and travel restrictions. We expect that US states and municipalities will face significant budget deficits as a result of COVID-19 related costs and lower (and delayed) income, sales and other taxes. We expect that monetary policy and federal stimulus through the CARES Act and other programs will help moderate the depth of the recession and therefore the impact on Ambac's insured portfolio.
As part of the detailed analysis of the insured portfolio, we have identified certain Public Finance sectors that are most susceptible to potential claims or impairments as a result of a prolonged recession caused by COVID-19. Our near-term concerns are concentrated on exposures substantially reliant on narrow, economically sensitive revenue streams. The ability of issuers of these obligations to pay is expected to be impaired although several issuers expressed a willingness to use their balance sheets to support their obligations and avoid defaults in the near-term. Ambac's insured par outstanding, net of reinsurance ("NPO"), to these Public Finance sectors are as follows:

($ in millions) Market / Sector	Total NPO	Total Debt Service Due Next Twelve Months
Hotels / Convention Centers	$258	$36.7
Stadiums	635	41.7
Airports	124	22.4
Dedicated Tax	622	290.1
Higher Education Auxiliary	252	27.0
Rail / Mass Transit	329	30.2
Toll Roads / Bridges	502	37.6
Total Public Finance	$2,722	$485.7
The RMBS and student loan insured portfolios are expected to be adversely impacted by the previously mentioned forbearances and the general economic downturn. Offsetting such impact for RMBS exposures is the benefit to excess spread within the securitization structures as a result of the significant reduction in interest rates, which will result in higher recoveries.
Ambac insured exposure includes a number of international policies where the revenue of the issuer is demand dependent.  Such transactions have been impacted by the reduction of revenue due to the COVID-19 pandemic.  Ambac and its advisors are working closely with impacted issuers to review their plans and liquidity facilities in light of these events. Ambac's NPO with respect to these demand dependent policies are as follows:

($ in millions) Market / Sector	Total NPO	Total Debt Service Due for Twelve Months
Stadiums	$204	$23.7
Higher Education	162	8.7
Airports	171	5.4
Asset Securitizations	957	78.5
Toll Roads / Bridges	717	56.2
Total	$2,211	$172.5
At this time, there are significant uncertainties surrounding the ultimate number of claims and scope of damage resulting from this pandemic. Actual losses from these events may vary materially from Ambac's loss and loss expense reserves due to several factors, including the inherent uncertainties in making such determinations and the evolving nature of this pandemic. Potential losses from the economic consequences of the COVID-19 pandemic could be material and therefore may have a material adverse effect on our results of operations and financial condition.
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,105 million as of March 31, 2020. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees.

| Ambac Financial Group, Inc. 48 2020 First Quarter FORM 10-Q |

Fiscal Plans
On May 9, 2019, the Oversight Board certified its own version of a new Commonwealth Fiscal Plan. In this current Commonwealth Fiscal Plan, the annual Commonwealth budget surpluses are lower in the short term but larger in the long term than the previous plan because of a longer than previously expected roll-out of federal disaster spending. The surplus through fiscal 2024 is just under $14 billion, whereas the previous plan was almost $18 billion. The current plan projects a 30-year surplus of $19.7 billion, but $5.4 billion of that money may not be available to the Commonwealth because it is being generated by public corporations.
On May 3, 2020, the Government of Puerto Rico submitted a draft revised Commonwealth Fiscal Plan to the Oversight Board. The Government’s draft revised Commonwealth Fiscal Plan purports to incorporate the impact of COVID-19 on the Commonwealth economy, and projects diminished growth, surplus, and debt capacity as compared to previous Fiscal Plans. The draft revised Commonwealth Fiscal Plan also states that the Oversight Board’s current Plan of Adjustment is likely not feasible given the impact of the COVID-19 pandemic. The Oversight Board has not certified the Government of Puerto Rico’s draft revised Fiscal Plan, and may modify the draft revised Commonwealth Fiscal Plan significantly before certifying a revised fiscal plan. The Oversight Board has stated that it hopes to certify a revised Commonwealth Fiscal Plan by the end of May 2020. The Oversight Board’s certified Fiscal Plan could be significantly different than either the current Commonwealth Fiscal Plan or the Government of Puerto Rico’s draft revised Commonwealth Fiscal Plan.
On June 5, 2019, the Oversight Board certified its own version of the Fiscal Plan for the Puerto Rico Highways and Transportation Authority ("PRHTA"). Without considering PRHTA Fiscal Plan measures, the PRHTA’s total financial surplus over the six-year plan period is projected to be $31 million. However, after taking into account the measures set forth in the PRHTA Fiscal Plan, the Oversight Board states that the cumulative surplus over that six-year period would grow to $493 million.
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
The Oversight Board will determine, in its sole discretion, when to certify the updated fiscal plans given the uncertainty of the current situation. Moreover, the schedule for development and certification of other instrumentalities’ fiscal plans could be adjusted as well.
No assurances can be given that Ambac's financial condition will not suffer a materially negative impact as an ultimate result of the Commonwealth Fiscal Plan, the Commonwealth Plan of Adjustment, or any future changes or revisions to Commonwealth fiscal plans or future fiscal plans and/or plans of adjustment for PRHTA or other Puerto Rico instrumentalities.

Commonwealth Plan of Adjustment
On February 9, 2020, the Oversight Board announced it reached an agreement in principle ("Plan Support Agreement") with certain creditors supporting the restructuring of the Commonwealth's General Obligation and PBA debt, and intended to file an amended plan of adjustment ("Amended POA") reflecting the terms of this agreement.
On February 28, 2020, the Oversight Board filed an amended disclosure statement and Amended POA to restructure $35 billion of debt and other claims against the Commonwealth of Puerto Rico, PBA, and ERS, as well as more than $50 billion in pension liabilities. The Amended POA would reduce Commonwealth debt and other claims from $35 billion to less than $11 billion, a 70% cut. The Amended POA would reduce the Commonwealth’s annual debt service by 56%. Treatment for pension claims is the same as contained in the Initial POA, which is a reduction in pension payments by as much as 8.5% for retirees who currently receive at least $1,200 a month, such that 60% of retirees would not face any cuts, and the establishment of a pension reserve fund to help support retirement payments in future years.
On March 21, 2020, the Oversight Board announced that in light of the developing COVID-19 crisis it was shifting its efforts to assisting the government of Puerto Rico in preparing to face the crisis. As part of this shift, the Oversight Board presented a motion in court to adjourn consideration of the Amended POA's disclosure hearing, originally scheduled for June 2020, until further notice. On May 1, 2020, the Oversight Board filed a status report before the court indicating that it was not yet prepared to propose a revised timeline for hearings related to the Amended POA or the disclosure statement related thereto. The Oversight Board is scheduled to file a status report on July 15, 2020, at which time the Oversight Board has indicated it will propose a timeline for such hearings.
In a radio interview on March 24, 2020, Oversight Board Chairman Jose Carrion stated that the COVID-19 pandemic has had a material impact on Commonwealth finances and that the Oversight Board is reviewing the Commonwealth Plan of Adjustment, including the size of the proposed reduction in Commonwealth debt and proposed cuts to pensions. Carrion went on to say he does not see the Commonwealth Plan of Adjustment moving forward as currently structured. It is unclear at this time how much timelines for the POA process may shift as a result of the COVID-19 crisis.
The Amended POA, as is, disproportionately disadvantages claims against the Commonwealth related to certain revenue bonds issued by Puerto Rico instrumentalities, including those insured by Ambac Assurance. The Amended POA provides for estimated recovery of 3.9% on claims against the Commonwealth related to PRHTA bonds, Puerto Rico Infrastructure Financing Authority (PRIFA) Special Tax Revenue (Rum Tax) bonds, and Puerto Rico Convention Center District Authority (PRCCDA) bonds. It is unknown if and how the Amended POA may be modified or what the final adjustments will be to the revenues available to the Puerto Rico instrumentalities addressed in the Amended POA or the recoveries on claims against the Commonwealth by creditors of those instrumentalities, including Ambac and Ambac-insured bondholders. However, if the Amended POA were confirmed in its current form, Ambac's financial condition would suffer a material negative impact. Refer to Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial

| Ambac Financial Group, Inc. 49 2020 First Quarter FORM 10-Q |

Statements included in Part I, Item 1 in this Form 10-Q for the possible increase in loss reserves under stress or other adverse conditions, including the impact of the Amended POA. There can be no assurance that losses may not exceed such estimates.
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
Federal Aid
The Commonwealth of Puerto Rico is projected to benefit from over $48 billion of federal disaster aid for infrastructure improvement initiatives or recovery efforts, as a result of the damage cause by hurricanes Irma and Maria as well as the earthquakes that began in late December 2019. To date, only about $15 billion has been disbursed. More than $20 billion of Community Development Block Grants (CDBG) was appropriated by Congress for Puerto Rico for reconstruction following Hurricane Maria, but very little has yet been drawn down. The Department of Housing and Urban Development (HUD), which administers the CDBG program, has approved release of a second tranche of CDBG funds totaling $8.2 billion, which brings the total amount available for drawdown to nearly $10 billion (an additional roughly $10 billion has not yet been approved by HUD for release).
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
The Oversight Board states, on their COVID-19 webpage, that Puerto Rico residents, businesses, and government appear to be eligible for approximately $10 billion in federal aid under the CARES Act. On April 22, 2020, the Government of Puerto Rico announced that they had received $2.2 billion in direct aid provided by the CARES Act for the territories, for necessary COVID-19 related expenditures and costs not previously budgeted for. In addition, all U.S. citizens and residents (including in Puerto Rico) will receive one-time cash payments of $1,200 for single taxpayers, $2,400 for married filers and $500 for each child, with payments gradually phasing out for individuals who earn between $75,000 and $99,000 per year (or $150,000 and $198,000 for married filers).

The Government of Puerto Rico's initial estimate is that eligible residents of Puerto Rico will receive a total aggregate amount of $1.5 billion. Separately, Commonwealth small businesses have received an estimated $757 million in loans under the first portion of the Payroll Protection Fund (PPP) under the CARES Act. Puerto Ricans who are unemployed will also benefit from federal funding in the CARES Act that increases unemployment insurance benefits significantly for several months.
The full extent of federal government support to Puerto Rico is still uncertain as existing federal stimulus has not been fully implemented and additional measures are likely to be enacted. While the previously allocated federal disaster relief funds, Medicaid money, and the more recent COVID-19 crisis related funds are all expected to support economic recovery and growth and in Puerto Rico, there can be no assurances as to the certainty, timing, usage, efficacy or magnitude of benefits to creditor outcomes related to disaster aid and ensuing economic growth, if any.
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the quarter ended March 31, 2020, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $178 million, which was impacted by lower discount rates as well as the continued uncertainty and volatility of the situation in Puerto Rico, including the potential impact of the COVID-19 crisis on the Commonwealth and the developing potential impact of the COVID-19 crisis on other sectors in the Domestic Public Finance insured portfolio. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico and the overall uncertain impact of the COVID-19 crisis on the Commonwealth and the Domestic Public Finance Insured Portfolio in general. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of March 31, 2020:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$24,621	$24,621
British Pounds		£7,665	9,530
Euros		€1,543	1,700
Australian Dollars	A$	545	335
Total			$36,186

| Ambac Financial Group, Inc. 50 2020 First Quarter FORM 10-Q |

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at March 31, 2020 and December 31, 2019. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:
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

	Net Par Outstanding
Summary of Below Investment Grade Exposure ($ in millions)	March 31, 2020	December 31, 2019
Public Finance:
Lease and tax-backed (1)	$1,236	$1,109
General obligation (1)	354	525
Housing (2)	310	311
Transportation	27	27
Other	42	42
Total Public Finance	1,969	2,014
Structured Finance:
RMBS	3,204	3,362
Student loans	592	620
Other	21	33
Total Structured Finance	3,817	4,015
International Finance:
Other	1,477	1,455
Total International Finance	1,477	1,455
Total	$7,263	$7,484

(1)
Lease and tax-backed revenue includes $996 and $1,014 of Puerto Rico net par at March 31, 2020 and December 31, 2019, respectively. General obligation includes $109 and $109 of Puerto Rico net par at March 31, 2020 and December 31, 2019, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Relates to military housing net par.
The decrease in below investment grade exposures is primarily due to the commutation of certain general obligation exposures and the impact of foreign exchange rates resulting from the strengthening of the US Dollar, partially offset by the addition of certain lease and tax-baked exposures and an international structured finance exposure driven by the COVID-19 pandemic. Despite the decrease in below investment grade exposures, such exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.
RESULTS OF OPERATIONS
Net loss attributable to common stockholders for the three months ended March 31, 2020, was $280 million compared to a net loss attributable to common stockholders of $43 million for the three months ended March 31, 2019. The decrease was primarily driven by: (i) net losses on investments, (ii) larger net losses on derivative contracts, (iii) lower net premiums earned, (iv) lower income on variable interest entities and (v) higher loss and loss expenses, partially offset by lower insurance intangible amortization.

| Ambac Financial Group, Inc. 51 2020 First Quarter FORM 10-Q |

A summary of our financial results is shown below:

	Three Months Ended March 31,
($ in millions)	2020	2019
Revenues:
Net premiums earned	$10	$28
Net investment income (loss)	(21)	55
Net realized investment gains (losses)	8	17
Net gains (losses) on derivative contracts	(70)	(16)
Income (loss) on variable interest entities	3	16
Expenses:
Losses and loss expenses (benefit)	117	12
Insurance intangible amortization	13	36
Operating expenses	24	25
Interest expense	63	68
Provision for income taxes	(7)	2
Net income (loss) attributable to common stockholders	$(280)	$(43)
Ambac's results of operations and financial position have been adversely impacted by the COVID-19 pandemic's effect on the global economy and financial markets. Significant interest rate declines during the first quarter of 2020 drove a net increase to loss reserves and losses on interest rate derivative contracts. Credit driven losses were recognized in both loss incurred (primarily from public finance insurance policies) and losses in counterparty credit adjustments on derivative asset valuations. Financial market disruptions are reflected through lower valuations of certain fixed income securities (recorded through other comprehensive income) and the majority of other investments (recorded through net investment income (loss)). The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. As a result, it is possible that Ambac's results of operations and financial condition may be further adversely affected by the evolving affects of the COVID-19 pandemic. For additional information on the risks posed by COVID-19, refer to “Part II, Item 1A-Risk Factors” in this Quarterly Report on Form 10-Q.
During 2019, Ambac executed on a number of restructuring / commutation transactions that had significant impacts to the consolidated results of operations. As described further below, the completion of the these transactions, including the related changes to invested assets, loss reserves and debt of the Company, had a significant impact on the comparability of the results of operation for the three months ended March 31, 2020 and 2019. The most significant transactions, which are more fully discussed in "Financial Guarantees in Force" in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2019 were:
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
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2020 and 2019, respectively.
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
Net premiums earned decreased $18 million for the three months ended March 31, 2020, compared to the same period in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of normal premiums earned by market:

	Three Months Ended March 31,
($ in millions)	2020	2019
Normal premiums earned
Public finance	$5	$8
Structured finance	1	3
International finance	4	5
Total normal premiums earned	10	16
Accelerated earnings	—	12
Total net premiums earned	$10	$28
The decrease in normal premiums earned in the three months ended March 31, 2020, is primarily attributable to (i) the continued runoff of the insured portfolio in all markets and (ii) changes to allowance for credit losses on premiums receivables. Ambac adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), on January 1, 2020, and will assess the allowance for credit losses on premium receivables on a quarterly basis. Prior to adoption of ASU 2016-13, Ambac assessed collectability of premium receivables in accordance with ASC 944 and recorded an allowance for uncollectible premiums. The three months ended March 31, 2020, includes an increase in the allowance for credit losses since adoption of CECL of $2 million as compared to an increase of less than $1 million for the three months ended March 31, 2019. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. First quarter 2020 Public Finance

| Ambac Financial Group, Inc. 52 2020 First Quarter FORM 10-Q |

normal earned premiums were also impacted by large reinsurance cessions in the second half of 2019.
The decrease in accelerated earnings in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily related to the COFINA restructuring that occurred in February 2019.
Net Investment Income (Loss). Net investment income (loss) primarily consists of interest and net discount accretion on fixed income securities classified as available-for-sale and net gains (losses) on pooled investment funds which include changes in fair value of the funds' net assets. Fixed income securities include investments in Ambac-insured securities that are made opportunistically based on their risk/reward and asset-liability management characteristics. As described further below, investment income from holdings of Ambac-insured securities (including Secured Notes issued by Ambac LSNI, LLC) for the periods presented have primarily been affected by restructuring transactions involving Puerto Rico and Ballantyne bonds. Investments in pooled investment funds and certain other investments are either classified as trading securities with changes in fair value recognized in earnings or are reported under the equity method. These funds and other investments are reported in Other investments on the Unaudited Consolidated Balance Sheets and consist primarily of pooled fund investments in diversified asset classes. For further information about investment funds held, refer to Note 8. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q.
Net investment income (loss) from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

	Three Months Ended March 31,
($ in millions)	2020	2019
Securities available-for-sale: Ambac-insured (including Secured Notes)	$16	$29
Securities available-for-sale and short-term other than Ambac-insured	15	18
Other investments (includes trading securities)	(52)	8
Net investment (loss) income	$(21)	$55
Net investment (loss) income was $(21) million for the three months ended March 31, 2020, a decrease of $76 million compared to the three months ended March 31, 2019. The decrease was primarily driven by unrealized losses on fund investments resulting from the impact of the COVID-19 pandemic on financial markets, a smaller allocation to higher yielding Ambac-insured securities and a lower overall invested asset base.
Losses on Other investments reported for the three months ended March 31, 2020, were in hedge and other fund investments focusing on asset-backed securities, equities, high-yield, leveraged loans and private credit. These losses were primarily driven by adverse changes in fair values, as opposed to realized losses, stemming from an increase in risk premiums (including credit spreads) as a consequence of the economic and financial market impact of the COVID-19 pandemic. These investment funds have begun to recover in value during the second quarter of 2020. Ambac currently views these unrealized losses as temporary subject to any subsequent decisions to monetize certain investments in connection with changes in investment strategy, market conditions, and/or other circumstances. Other investment income for the three months ended March 31, 2019, was driven by gains on equity, high-yield and loan funds, partially offset by losses on an insurance-linked security fund.
Income from Ambac-insured securities was lower due to the effects of 2019 de-risking transactions and ongoing redemptions of Secured Notes issued by Ambac LSNI, LLC. Ambac's holdings of insured COFINA and Ballantyne bonds were settled in connection with the February 2019 COFINA commutation and June 2019 Ballantyne Restructuring, respectively, accounting for the majority of the decrease in income from Ambac-insured securities. Additionally, income from Secured Notes is down as a result of early redemptions as well as lower LIBOR indexed coupon rates effective for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Net investment income (loss) from available-for-sales securities other than Ambac-insured securities decreased primarily as a result of the favorable impact on income for the three months ended March 31, 2019, of high yielding uninsured COFINA bonds received under the POA. All of these uninsured COFINA bonds were sold from Ambac's non-VIE investment portfolio by December 31, 2019. Additionally, income from available-for-sale securities for the three months ended March 31, 2020, was down due to a smaller asset base and generally declining reinvestment rates since first quarter 2019.
Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended March 31,
($ in millions)	2020	2019
Net gains (losses) on securities sold or called	$6	$20
Net foreign exchange gains (losses)	2	(3)
Credit impairments	—	—
Intent / requirement to sell impairments	—	—
Total net realized gains (losses)	$8	$17
Net realized gains on securities sold or called for the three months ended March 31, 2020, are primarily from sales in connection with routine portfolio management. Net realized gains on securities sold or called for the three months ended March 31, 2019, included $19 million of net gains related to the impact of the COFINA Plan of Adjustment and sales of Ambac-insured Puerto Rico COFINA bonds and new uninsured COFINA bonds received in the commutation.
Impairments are reported through earnings if management intends to sell securities or it is more likely than not that the Company will be required to sell before recovery of amortized cost. Credit impairments are recorded in earnings only to the extent management does not intend to sell, and it is not more likely than not that the Company will be required to sell the securities, before recovery of their amortized cost. When credit impairments are recorded, any non-credit related impairment amounts on the securities are recorded in other comprehensive income.

| Ambac Financial Group, Inc. 53 2020 First Quarter FORM 10-Q |

Intent / requirement to sell impairments for the three month periods ended March 31, 2020, and 2019, related solely to management's intent to sell securities.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts include results from the Company's interest rate derivatives portfolio and its runoff credit derivatives portfolio. The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. As forward rates and interest rate exposures elsewhere in the company have declined over the course of 2019 into the first quarter 2020, the economic hedge position has been reduced. Net gains (losses) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. Results from credit derivatives were not significant to the periods presented.
Net gains (losses) on interest rate derivatives for the three months ended March 31, 2020, were ($68) million, compared to ($17) million for the three months ended March 31, 2019. The net loss for the three months ended March 31, 2020, reflects significant declines in forward interest rates, triggered by the COVID-19 pandemic, and losses from the application of counterparty credit adjustments, described further below. The net losses for three months ended March 31, 2019, were driven by the impact of declines in forward interest rates during the period. Net carrying costs were not significant to the periods presented.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in (losses) within Net gains (losses) on derivative contracts of $(30) million for the three months ended March 31, 2020, and $(1) million for the three months ended March 31, 2019. The loss for the three months ended March 31, 2020, was driven by wider credit spreads, including the effect of a credit rating downgrade of a derivative counterparty by Ambac during the quarter, simultaneous with an increase in the underlying asset value as interest rates declined.
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
Income (loss) on variable interest entities was $3 million for the three months ended March 31, 2020, compared to income of $16 million for the three months ended March 31, 2019. Results for the three months ended March 31, 2020, were due primarily to realized gains of $8 million on sales of assets from the COFINA Trust partially offset by the lower valuation of net assets on another VIE driven by the economic uncertainty caused by COVID-19. Results for the three months ended March 31, 2019, were driven by the $15 million gain on consolidation of the COFINA Trust.
Refer to Note 3. Variable Interest Entities to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information on the accounting for VIEs.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of approximately $1,738 and $1,702 at March 31, 2020, and December 31, 2019, respectively. The increase in these recoveries was primarily driven by lower discount rates used to discount estimated cash flows. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for more information regarding the estimation process for R&W subrogation recoveries.

| Ambac Financial Group, Inc. 54 2020 First Quarter FORM 10-Q |

The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended March 31,
($ in millions)	2020	2019
RMBS	$(83)	$(39)
Domestic Public Finance	178	69
Student Loans	14	(4)
Ambac UK and Other Credits	7	(15)
Totals (1)	$117	$12

(1)	Includes loss expenses incurred (benefit) of $3 and $29 for the three months ended March 31, 2020 and 2019, respectively.
Losses and loss expenses (benefit) for the three months ended March 31, 2020, were driven by the following:

•
Higher projected losses in domestic public finance driven mostly by lower discount rates (primarily relating to Puerto Rico) and incurred losses related to transactions directly impacted by the economic impact from COVID-19; and

•	An increase in student loan losses as a result of lower discount rates and the impact from COVID-19; partially offset by

•
Favorable RMBS development as a result of the positive impact of lower interest rates on excess spread, reduced by the negative impact of lower discount rates and expected losses from COVID-19 related delinquencies/defaults.

Losses and loss expenses (benefit) for the three months ended March 31, 2019, were driven by the following:

•	Higher projected losses in domestic public finance largely driven by additions to Puerto Rico loss reserves; partially offset by

•	Favorable RMBS development as a result of credit improvement and the impact on excess spread from declines in interest rates reduced by an increase in loss expenses;

•	Favorable development within Ambac UK and Other Credits primarily from certain Ambac UK credits; and

•
A portion of Ambac UK's loss reserves are denominated in currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates). Ambac recognized $6 million in foreign exchange gain for the three months ended March 31, 2019.

Insurance Intangible Amortization. Insurance intangible amortization for the three months ended March 31, 2020, was $13 million, a decrease of $23 million over the three months ended March 31, 2019, primarily due to accelerated amortization related to the COFINA restructuring that occurred in February 2019.

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides a summary of operating expenses for the periods presented:

	Three Months Ended March 31,
($ in millions)	2020	2019
Compensation	$14	$14
Non-compensation	9	10
Gross operating expenses	24	25
Reinsurance commissions, net	—	—
Total operating expenses	$24	$25
Gross operating expense for the three months ended March 31, 2020, were $24 million, a decrease of $1 million from the three months ended March 31, 2019. Operating expenses incurred relating to COVID-19 have been minimal for the three months ended March 31, 2020.
The decrease in operating expenses was due to the following:

•
Lower compensation costs primarily due to lower salaries resulting from continued right sizing of staffing levels during 2019, partially offset by higher incentive compensation costs related to final performance metrics impacting settlement of 2019 annual bonuses, and

•	Lower non-compensation costs primarily due to a $1 million UK Value Added Tax (VAT) refund recognized in the three months ended March 31, 2020.
Legal and consulting services provided for the benefit of OCI amounted to $0.5 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively.
Interest Expense. Interest expense includes accrued interest on the Ambac Note, Tier 2 Notes, surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended March 31,
($ in millions)	2020	2019
Surplus notes (1)	$26	$24
Ambac note	31	38
Tier 2 notes	7	6
Other	—	—
Total interest expense	$63	$68

(1)	Includes junior surplus notes.

The decrease in interest expense for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily driven by optional redemptions and lower rate resets of the floating rate Ambac Note partially offset by interest compounding on the surplus notes and the Tier 2 Notes. The increase in interest expense also reflects the impact of applying the

| Ambac Financial Group, Inc. 55 2020 First Quarter FORM 10-Q |

level yield method on surplus notes and Tier 2 Notes as the discount to the face value of the long-term debt accretes over time.
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
In April 2020, OCI declined the request of Ambac Assurance to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the scheduled maturity date of June 7, 2020. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac Assurance is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $312 million and $152 million, respectively, at March 31, 2020.
Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2020, was $(7) million, a decrease of $9 million compared to the provision for income taxes reported for three months ended March 31, 2019. The change for the three months ended March 31, 2020, compared to the prior year was primarily attributable Ambac UK, which had a taxable loss, related to investment losses on pooled funds, in 2020 as compared to taxable income in 2019.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. ("AFG") Liquidity. AFG's liquidity is primarily dependent on its cash, investments, and net receivables totaling $482 million as of March 31, 2020, and secondarily on its expense sharing and other arrangements with Ambac Assurance.

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

•
Under an inter-company cost allocation agreement, AFG is reimbursed by Ambac Assurance for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 million per year to cover expenses not otherwise reimbursed. OCI approved this $4 million reimbursement for 2019 expenses, which was paid in March 2020.

AFG's investments include securities directly and indirectly issued by and/or insured by Ambac Assurance, some of which are eliminated in consolidation. Securities issued or insured by Ambac Assurance are generally less liquid than investment grade and other traded investments.
It is highly unlikely that Ambac Assurance will be able to make dividend payments to AFG for the foreseeable future and therefore cash and investments, payments under the intercompany cost allocation agreement and future tolling payments, if any, will be AFG’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for more information on dividend payment restrictions.
The principal uses of liquidity are the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac; and the making of investments, including securities issued or insured by Ambac Assurance. Future uses of liquidity may include the acquisition or capitalization of new businesses. Contingencies could cause material liquidity strains.
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

•
The COVID-19 pandemic had a negative impact on Ambac's available liquidity as a consequence of the adverse reaction of the capital markets, which led to a reduction in the value and marketability of our invested assets; derivative losses, which required additional collateral posting; and higher credit risk within the insured portfolio, as further described below.

| Ambac Financial Group, Inc. 56 2020 First Quarter FORM 10-Q |

Nevertheless, Ambac has not yet experienced incremental demands on its liquidity, from higher claims or expenses, other than the aforementioned increase in collateral postings

•
Claim payments may increase during the global recession and COVID-19 pandemic as issuers, particularly those with revenues that will be interrupted by social distancing, other restrictions and the increase in unemployment, may not have sufficient cash inflows to pay debt service on Ambac-insured debt. Refer to "Financial Guarantees in Force" in this Management's Discussion and Analysis for further discussion of the potential impact of the COVID-19 pandemic on claim payments.

•
Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 13. Long-term Debt in the Notes to Consolidated Financial Statements, included in Part II, Item 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of the payment terms and conditions of the Tier 2 Notes. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis OCI declined Ambac Assurance's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2020.

Ambac Assurance's intercompany loans are with Ambac Financial Services ("AFS"). AFS uses interest rate derivatives (primarily interest rated swaps and US Treasury futures) as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac Assurance’s financial guarantee exposures. AFS's derivatives include interest rate swaps previously provided to asset-backed issuers and other entities in connection with their financings. Ambac Assurance loans cash and securities to AFS as needed to fund payments under these derivative contracts, collateral posting requirements and operating expenses. Intercompany loans are governed by an established lending agreement with defined borrowing limits that has received non-disapproval from OCI.
Ambac Assurance manages its liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times.
Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling AFG (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Ambac Assurance is also subject to additional restrictions on the payment of dividends pursuant to certain contractual and regulatory restrictions. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for more information on dividend payment restrictions.
Our ability to realize RMBS representation and warranty ("R&W") subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries, including uncertainty due to delays in court proceedings as a result of the COVID-19 pandemic; intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating the amount of such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts or recover materially less than our estimated recoveries, our future available liquidity to pay claims, debt service and meet our other obligations would be reduced materially. See Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for more information about risks relating to our RMBS R&W subrogation recoveries.
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Three Months Ended March 31,
($ in million)	2020	2019
Cash provided by (used in):
Operating activities	$(87)	$(95)
Investing activities	244	112
Financing activities	(146)	(76)
Foreign exchange impact on cash and cash equivalents	—	—
Net cash flow	$10	$(58)
Operating activities
The following represents the significant cash activities during the three months ended March 31, 2020 and 2019:

•	Cash used in operating activities relating to long-term debt on the Ambac Note were $31 million and $38 million for the three months ended March 31, 2020 and 2019, respectively.

•	Cash used in operating activities related to interest rate derivatives were $25 million and $23 million for the three months ended March 31, 2020 and 2019, respectively.

•	Cash provided by operating activities relating to the investment portfolio were $30 million and $36 million for the three months ended March 31, 2020 and 2019, respectively.

•	Net loss and loss expenses paid, including commutation payments, during the three months ended March 31, 2020 and 2019 are detailed below:

| Ambac Financial Group, Inc. 57 2020 First Quarter FORM 10-Q |

	Three Months Ended March 31,
($ in million)	2020	2019
Net loss and loss expenses paid (recovered):
Net losses paid (1)	$44	$123
Net subrogation received (2)	(25)	(68)
Net loss expenses paid	20	10
Net cash flow	$39	$64

(1)	Net losses paid include commutation payments of $2 and $66 for the three months ended March 31, 2020 and 2019, respectively.

(2)	For the three months ended March 31, 2019, subrogation received includes $23 related to the COFINA Plan of Adjustment.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim and expense payments.
Financing Activities
Financing activities for the three months ended March 31, 2020, include paydowns of the Ambac Note of $77 million and paydowns / maturities of VIE debt obligations of $66 million.
Financing activities for the three months ended March 31, 2019, include proceeds $3 million from Ambac's issuance of 201 shares of AMPS, paydowns of the Ambac Note of $13 million and paydowns / maturities of VIE debt obligations of $63 million.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $165 million (cash and securities collateral of $80 million and $85 million, respectively), including independent amounts, under these contracts at March 31, 2020.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.

BALANCE SHEET
Total assets decreased by approximately $542 million from December 31, 2019, to $12,777 million at March 31, 2020, primarily due to the negative total return for the non-VIE investment portfolio caused by the economic effects of the COVID-19 pandemic and lower consolidated VIE assets as a result of currency changes (strengthening of the US Dollar). Other significant changes during the three months ended March 31, 2020, were higher subrogation recoverables primarily related to increases in excess spread on RMBS as a result of lower interest rates, higher collateral receivable from derivative counterparties (within Other assets) and lower intangible assets from the continued runoff of the financial guarantee insurance portfolio.
Total liabilities decreased by approximately $68 million from December 31, 2019, to $11,716 million as of March 31, 2020, primarily due to lower consolidated VIE liabilities as a result of currency changes, as noted above, and lower long-term debt plus accrued interest payable due to partial redemption of the Ambac Note, partially offset by higher loss reserves and increases in interest rate derivative obligations as a result of reductions in forward interest rates.
As of March 31, 2020, total stockholders’ equity was $1,062 million, compared with total stockholders’ equity of $1,536 million at December 31, 2019. This decrease was primarily due to a Total Comprehensive Loss during 2020. The Comprehensive Loss was primarily driven by the net loss attributable to common stockholders for the three months ended March 31, 2020, of $280 million, unrealized losses on investment securities of $146 million and translation losses on the consolidation of AFG's foreign subsidiaries of $46 million.
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

| Ambac Financial Group, Inc. 58 2020 First Quarter FORM 10-Q |

UK. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
AFG's investment portfolio's primary objective is to preserve capital and liquidity for strategic uses while maximizing income.
Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about Ambac's consolidated investment portfolio. Ambac's investment policies and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at March 31, 2020 and December 31, 2019:

($ in millions)	March 31, 2020	December 31, 2019
Fixed income securities	$2,367	$2,577
Short-term	586	653
Other investments	363	478
Fixed income securities pledged as collateral	85	85
Total investments (1)	$3,400	$3,792

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £238 ($295) and €28.7 ($31.6) as of March 31, 2020, and £257 ($341) and €2 ($2) as of December 31, 2019.
Ambac invests in various asset classes in its fixed income securities portfolio, including securities covered by guarantees issued by Ambac Assurance and Ambac UK and other financial guarantors ("insured securities"). Other investments include diversified interests in pooled funds. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about insured securities and fixed income and pooled funds by asset class.
The following table represents the fair value of other asset-backed securities, included in fixed income securities above, at March 31, 2020 and December 31, 2019 by classification:

($ in millions)	March 31, 2020	December 31, 2019
Other asset-backed securities
Military Housing	224	237
Student Loans	27	32
Credit Cards	24	18
Auto	8	—
Total other asset-backed securities	$283	$287

The following charts provide the ratings (1) distribution of the fixed income investment portfolio based on fair value at March 31, 2020 and December 31, 2019:

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 34% and 33% of the 2020 and 2019 combined fixed income portfolio, respectively.
Premium Receivables. Ambac's premium receivables decreased to $403 million at March 31, 2020, from $416 million at December 31, 2019. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, changes to the allowance for credit losses and changes in foreign currencies, partially offset by changes in expected and contractual cash flows and accretion of premium receivable discount.

| Ambac Financial Group, Inc. 59 2020 First Quarter FORM 10-Q |

Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$250	$250
British Pounds	£103	128
Euros	€22	24
Total		$403
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $124 million from its reinsurers at March 31, 2020.  As of March 31, 2020 and December 31, 2019, reinsurance recoverable on paid and unpaid losses were $36 million and $26 million, respectively. The increase was primarily a result of adverse development in public finance and student loan insured exposures.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of March 31, 2020 and December 31, 2019, the net insurance intangible asset was $406 million and $427 million, respectively. Other than through amortization, variance in the insurance intangible asset is solely from translation gains (losses)

from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Assets and Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. Derivative assets increased from $75 million at December 31, 2019, to $88 million as of March 31, 2020. Derivative liabilities increased from $90 million at December 31, 2019, to $137 million as of March 31, 2020. The net increases resulted primarily from lower interest rates during the three months ended March 31, 2019, with the effect on assets partially offset by higher counterparty credit adjustments.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs.
The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 6. Financial Guarantee Insurance Contracts, respectively, of the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information on loss and loss expenses.
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of March 31, 2020 and December 31, 2019, were $(395) million and $(482) million, respectively.

Loss and loss expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
($ in millions) Balance Sheet Line Item	Claims and Loss Expenses	Recoveries (1)
March 31, 2020:
Loss and loss expense reserves	$2,112	$(245)	$(70)	$1,797
Subrogation recoverable	135	(2,327)	—	(2,192)
Totals	$2,247	$(2,572)	$(70)	$(395)

December 31, 2019:
Loss and loss expense reserves	$1,835	$(233)	$(54)	$1,548
Subrogation recoverable	131	(2,160)	—	(2,029)
Totals	$1,966	$(2,394)	$(54)	$(482)

(1)	Present value of future recoveries includes R&W subrogation recoveries of $1,764 and $1,727 at March 31, 2020 and December 31, 2019, respectively.

| Ambac Financial Group, Inc. 60 2020 First Quarter FORM 10-Q |

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 94% of our ever-to-date insurance claims recorded, with RMBS comprising 76%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at March 31, 2020 and December 31, 2019:

	Gross Par Outstanding (1)(2)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims and Loss Expenses	Recoveries
March 31, 2020:
RMBS	$2,871	$728	$(2,183)	$(13)	$(1,468)
Domestic Public Finance	2,848	1,176	(353)	(41)	783
Student Loans	458	268	(37)	(4)	227
Ambac UK and Other Credits	869	20	—	(12)	8
Loss expenses	—	55	—	—	55
Totals	$7,046	$2,247	$(2,572)	$(70)	$(395)

December 31, 2019:
RMBS	$3,027	$634	$(2,013)	$(13)	$(1,392)
Domestic Public Finance	2,398	1,007	(344)	(36)	627
Student Loans	472	248	(36)	(4)	208
Ambac UK and Other Credits	271	4	—	(1)	3
Loss expenses	—	73	—	—	73
Totals	$6,168	$1,966	$(2,394)	$(54)	$(482)

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $750 and $35 respectively, at March 31, 2020, and $511 and $26, respectively at December 31, 2019. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

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
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2020, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability,"

"Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," in Part II, Item 7 of the Company's 2019 Annual Report on Form 10-K for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes, and "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability" appearing below.
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

| Ambac Financial Group, Inc. 61 2020 First Quarter FORM 10-Q |

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
We established a representation and warranty subrogation recovery as further discussed in Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation; collectability of such amounts from counterparties (and/or their respective parents and affiliates); delays in realizing such recoveries, including as a result of trial delays due to court closures related to COVID-19 or other events; intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,738 million, net of reinsurance, as of March 31, 2020, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.

In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at March 31, 2020 could be approximately $25 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1,763 million. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $40 million. Additionally, the RMBS portfolio is sensitive to the COVID-19 related forbearances and delinquencies caused by the general economic downturn. Due to the uncertainties related to the economic effects of the COVID-19 pandemic and other risks inherent associated with RMBS, there can be no assurance that losses may not exceed our stress case estimates.
Public Finance Variability:
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also includes a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The increase in public finance gross loss reserves at March 31, 2020, as compared to December 31, 2019, was primarily related to declines in discount rates and the adverse impact on loss reserves from the global and issuer-specific economic impact of the COVID-19 pandemic. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	March 31, 2020		December 31, 2019
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$1,380	$694	$1,075	$561
General obligation	636	(17)	681	(16)
Housing	456	33	457	29
Transportation revenue	232	47	88	42
Other	144	26	97	11
Total	$2,848	$783	$2,398	$627

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. The COVID-19 related economic downturn has put a strain on municipal issuers dependent upon narrow sources of revenues or dedicated taxes to support debt services, such as hotel occupancy taxes, sales taxes, parking revenues, tolls, licensing fees, etc. A prolonged recovery from the COVID-19 related economic downturn could put additional stresses on these issuers as well as other types of municipal finance issuers and result in increased defaults and potential additional losses for Ambac.
Our experience with the city of Detroit in 2013 in its bankruptcy proceeding was not favorable and renders future outcomes with other public finance issuers even more difficult to predict and may

| Ambac Financial Group, Inc. 62 2020 First Quarter FORM 10-Q |

increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan of adjustment, but nevertheless required us to incur a loss for a significant portion of our exposure. An additional troubling precedent in the Detroit case, as well as other municipal bankruptcies, is the preferential treatment of certain creditor classes, especially the public pensions. The cost of pensions and the need to address frequently sizable unfunded or underfunded pensions is often a key driver of stress for many municipalities and their related authorities, including entities to whom we have significant exposure, such as Chicago's school district, the State of New Jersey and many others. Less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors.
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
Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market, resulting from reduced or limited access to alternative forms of credit (such as bank loans) or other exogenous factors, such as the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which could reduce certain municipal investors' appetite for tax-exempt municipal bonds and over the longer term could potentially put additional pressure on issuers in states with high state and local taxes. These factors as well as more recent volatility in the municipal markets as a result of the COVID-19 related economic downturn and the building budgetary pressures at the state and local level related to the cost of fighting the virus could deprive issuers access to funding at a level necessary to avoid defaulting on their obligations.
In addition, a judicial decision in connection with the PRHTA Title III proceedings could cause the loss reserves on our public finance credits to be underestimated. On January 13, 2020, the U.S. Supreme Court denied a petition for certiorari arising out of an appeal to the March 26, 2019 ruling by the U.S. Court of Appeals for the First Circuit. In the ruling, the First Circuit affirmed the decision by the U.S. District Court overseeing the PROMESA Title III proceedings for the PRHTA, which found that under Sections 928(a) and 922(d) of the U.S. Bankruptcy Code, municipal issuers of revenue bonds secured by special revenues are permitted, but not required, to apply special revenues to pay debt service on such revenue bonds during the pendency of bankruptcy proceedings for such municipal issuers. The First Circuit's decision challenges what had been a commonly understood notion in the municipal finance marketplace that municipal revenues bondholders secured by special revenues (as defined in Chapter 9 of the U.S. Bankruptcy Code) would continue to receive payment during a bankruptcy of the municipal issuer. This decision introduces uncertainty into the public finance market and it may make it more difficult for municipal instrumentalities to procure revenue bond financings in the future and increases the credit risk to bondholders of existing special revenue bonds, particularly those from weaker issuers.
While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions, such as the developing COVID-19 related economic downturn.
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy, loss of capital markets access and the severe damage caused by hurricanes Irma and Maria. These factors, taken together with the payment moratorium on debt payments of the Commonwealth and its instrumentalities, ongoing PROMESA Title III proceedings, and certain other provisions under PROMESA, the potential for restructurings of debt insured by Ambac Assurance, either with or without its consent, and the possibility of protracted litigation as a result of which its rights may be materially impaired, may cause losses to exceed current reserves in a material manner. See "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further details on the legal, economic and fiscal developments that have impacted or may impact Ambac Assurance’s insured Puerto Rico bonds. In this Form 10-Q, refer to "Financial Guarantees in Force" in Part I, Item 2 in Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 11. Commitments and Contingencies to the Unaudited Consolidated Financial Statements for further updates related to Puerto Rico.
Material additional losses on our public finance credits caused by the aforementioned factors and including the possibility of a protracted recovery related to the COVID-19 crisis would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at March 31, 2020, the possible increase in loss reserves could be approximately $1,220 million. However, there can be no assurance that losses may not exceed such amount. Among other things, this estimate includes the possibility that the amended Commonwealth plan of adjustment (as discussed above in the Financial Guarantees in Force section of this Management Discussion and Analysis) were to become effective.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic

| Ambac Financial Group, Inc. 63 2020 First Quarter FORM 10-Q |

or other factors, including the COVID-19 related economic downturn. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions by the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at March 31, 2020, the possible increase in loss reserves could be approximately $35 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $20 million. Additionally, the student loan portfolio is sensitive to COVID-19 related payment moratoriums and delinquencies caused by the general economic downturn. There can be no assurance that losses may not exceed our stress case estimates.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $400 million greater than the loss reserves at March 31, 2020. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt:
Long-term debt consists of senior and junior surplus notes issued by Ambac Assurance, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, and Ambac UK debt issued in connection with the 2019 Ballantyne commutation. The carrying value of each of these as of March 31, 2020 and December 31, 2019 is below:

($ in millions)	March 31, 2020	December 31, 2019
Surplus notes (1)	$778	$769
Ambac note	1,685	1,763
Tier 2 notes	284	278
Ambac UK debt	13	13
Total Long-term Debt	$2,760	$2,822

(1)	Includes junior surplus notes.
The decrease in long-term debt from December 31, 2019 is primarily due to optional redemptions of $77 million of the Ambac Note, partially offset by the accretion on the carrying value of surplus notes, Tier 2 Notes and Ambac UK debt.
VARIABLE INTEREST ENTITIES
Please refer to Note 3. Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 3. Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for information regarding variable interest entities.

ACCOUNTING STANDARDS
The following accounting standards have been issued but have not yet been adopted. We do not expect these standards to have a consequential impact on Ambac's financial statements.
Defined Benefit and Other Postretirement Plans Disclosures
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU modifies various disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Relevant disclosures that will be removed are: i) amounts in accumulated other comprehensive income expected to be recognized as net periodic benefit cost over the next fiscal year and ii) the effects of a one percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of the net periodic pension cost and (b) benefit obligation for postretirement healthcare benefits. Relevant disclosures that will be added are an explanation of the reasons for significant gains and losses related to changes in the benefit obligations for the period. The ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The modified disclosures must be applied on a retrospective basis for all periods presented. Ambac will adopt this ASU on December 31, 2020
Simplifying Income Tax Accounting
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The ASU removes certain exceptions in the guidance related to investments, intraperiod allocations and interim period allocations. It further adds new guidance related to the allocation of consolidated income taxes and evaluating a step-up in the tax basis of goodwill. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The modified disclosures must be applied on a retrospective basis for all periods presented. Ambac will adopt this ASU on January 1, 2021.
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of the impact of other recent accounting pronouncements on Ambac’s financial condition and results of operations.

AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. For further information, see "Ambac Assurance Statutory Basis

| Ambac Financial Group, Inc. 64 2020 First Quarter FORM 10-Q |

Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $930 million and $1,465 million at March 31, 2020, respectively, as compared to $1,088 million and $1,618 million at December 31, 2019, respectively.  As of March 31, 2020, statutory policyholder surplus and qualified statutory capital included $574 million principal balance of surplus notes outstanding, $365 million principal balance of junior surplus notes outstanding and $138 million liquidation preference of preferred stock outstanding. These surplus and junior surplus notes (including related accrued interest of $489 million that is not recorded under statutory basis accounting principles), preferred stock issued by Ambac Assurance and all other liabilities (including insurance claims and debt issued by Ambac Assurance) are obligations that have claims on the resources of Ambac Assurance that are senior to AFG's equity and therefore impact AFG's ability to realize residual value or receive dividends from Ambac Assurance.
The drivers to the net decrease in policyholder surplus are primarily due to a (i) statutory net loss of $93 million for the three months ended March 31, 2020; (ii) decrease of $35 million from declines in the fair value of investment securities that are recorded at the lower of amortized cost or fair value; (iii) decrease of $21 million from net losses on pooled fund investments; and (iv) contributions to contingency reserves of $5 million.
Ambac Assurance statutory surplus is sensitive to multiple factors, including: (i) loss reserve development, (ii) approval by OCI of payments on surplus notes and junior surplus notes, (iii) ongoing interest costs associated with the Ambac Note and Tier 2 Notes, including changes to interest rates as the Ambac Note is a floating rate obligation, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value and investment impairments, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts or receive recoveries sufficient to pay or redeem the Ambac Note and Tier 2 Notes, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed practices by the OCI.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £380 million at March 31, 2020, as compared to

£387 million at December 31, 2019. At March 31, 2020, the carrying value of cash and investments was £464 million, a decrease from £470 million at December 31, 2019. The decrease in shareholders’ funds and cash & investments was primarily due to losses in the period within Ambac UK's investment portfolio, offset by foreign exchange gains and the continued receipt of premiums.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.
Available capital resources under Solvency II were a surplus of £163 million at March 31, 2020, of which £149 million were eligible to meet solvency capital requirements. This is a reduction from December 31, 2019, when available capital resources were a surplus of £188 million of which £178 million were eligible to meet solvency capital requirements. The eligible capital resources at March 31, 2020, and December 31, 2019, were in comparison to regulatory capital requirements of £243 million and £208 million respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £94 million and £30 million at March 31, 2020, and December 31, 2019, respectively. The deficit increased as at March 31, 2020 due to an increase in regulatory capital requirements for non-life insurers in the credit and surety line of business and due to a reduction eligible assets mainly caused by the fall over the period in long term discount rates. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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
The following paragraphs define each non-GAAP financial measure and describe why it is useful. A reconciliation of the non-

| Ambac Financial Group, Inc. 65 2020 First Quarter FORM 10-Q |

GAAP financial measure and the most directly comparable GAAP financial measure is also presented below.
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

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended March 31,
	2020		2019
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(280)	$(6.07)	$(43)	$(0.94)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	2	0.03	—	(0.01)
Insurance intangible amortization	13	0.29	36	0.79
Foreign exchange (gains) losses	—	—	(2)	(0.04)
Adjusted earnings (loss)	$(265)	$(5.75)	$(9)	$(0.20)
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

| Ambac Financial Group, Inc. 66 2020 First Quarter FORM 10-Q |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	March 31, 2020		December 31, 2019
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,002	$21.88	$1,477	$32.41
Adjustments:
Non-credit impairment fair value losses on credit derivatives	2	0.04	—	0.01
Insurance intangible asset	(406)	(8.87)	(427)	(9.37)
Net unearned premiums and fees in excess of expected losses	420	9.17	414	9.09
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(5)	(0.11)	(151)	(3.31)
Adjusted book value	$1,012	$22.11	$1,313	$28.83
The decrease in Adjusted Book Value was primarily attributable to Adjusted Earnings for the three months ended March 31, 2020, and the impact of changes in foreign exchange rates resulting from the strengthening of the US Dollar.
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
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. As a result of declines in interest rates and increases in credit spreads during the three months ended March 31, 2020, related to the impact of the COVID-19 pandemic, along with portfolio adjustments during the period, the sensitivities of Ambac's financial instruments have changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac have interest rate risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the interest rate sensitivity table that follows. Financial instruments of VIEs that are consolidated as a result of Ambac financial guarantees are also excluded from Ambac's measures of interest rate risk. Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the fixed income investment portfolio (which produce net fair value losses as rates increase), long-term debt and the interest rate derivatives portfolio (which produce net fair value gains as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio, primarily related to RMBS and student loan policies. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
The interest rate derivatives portfolio is managed as a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). At March 31, 2020, the interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.1 million for a 1 basis point parallel shift in USD benchmark interest rates up or down at March 31, 2020. This sensitivity is down from $0.4 million per 1 basis point shift at December 31, 2019.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at March 31, 2020:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
300 basis point rise	$(4)	$(310)
200 basis point rise	(2)	(308)
100 basis point rise	6	(300)
Base scenario	—	(306)
100 basis point decline(1)	23	(283)
200 basis point decline(1)	47	(259)

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of March 31, 2020, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.

| Ambac Financial Group, Inc. 67 2020 First Quarter FORM 10-Q |

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
The following table summarizes the estimated change in fair values on Ambac’s net derivative liabilities assuming immediate parallel shifts in reference obligation credit spreads related to written credit derivatives and counterparty credit spreads related to uncollateralized interest rate derivatives at March 31, 2020. It is more likely that actual changes in credit spreads will vary by obligor:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
250 Basis Point Widening	$(22)	$(71)
50 Basis Point Widening	(5)	(54)
Base Scenario	—	(49)
50 basis Point Narrowing	5	(44)
250 basis Point Narrowing	23	(26)
Also included in the fair value of derivatives is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Generally, the need for an Ambac credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. As a result of runoff of uncollateralized interest rate and credit default swap liabilities, Ambac’s credit valuation adjustment included in the determination of fair value has resulted in $0.1 million reduction to derivative liabilities as of March 31, 2020. Refer to Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on measurement of the credit valuation adjustment.
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of credit spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings other than Ambac guaranteed securities at March 31, 2020. It is more likely that actual changes in credit spreads will vary by security:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
250 Basis Point Widening	$(146)	$1,998
50 Basis Point Widening	(29)	2,115
Base Scenario	—	2,144
50 Basis Point Narrowing	29	2,173
250 Basis Point Narrowing	129	2,273

Item 4.	Controls and Procedures.
In connection with the preparation of this first quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any significant change to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings
Please refer to Note 11. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 17: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion on legal proceedings against Ambac and its subsidiaries.

| Ambac Financial Group, Inc. 68 2020 First Quarter FORM 10-Q |

Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2019, which are hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K, other than as described below.
Risks Related to Insured Portfolio Losses
Catastrophic public health events like the COVID-19 pandemic that result in material disruption of economic activity can have a materially negative impact on the financial performance of issuers of public finance obligations and issuers of structured finance obligations. Such stresses could result in liquidity claims and/or permanent losses on obligations of those issuers insured by Ambac.
The emergence of the COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions that have adversely affected, and are expected to continue to materially adversely affect, our business and results of operations. Ambac insures the obligations of a number of issuers that have been, or may in the future be, substantially affected by the economic effects of COVID-19, such as municipalities and securitizations, including those backed by consumer loans such as mortgages or student loans. As described more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations, municipalities and their authorities, agencies and instrumentalities, especially those dependent on narrow revenue streams flowing from particular economic activities, have suffered, and are expected to continue to suffer, from severely depressed revenues due to shelter-in-place orders, social distancing guidelines, travel bans and restrictions, and business shutdowns and an economic recession brought about by the COVID-19 pandemic. Furthermore, securitizations dependent on cash flows from payments on mortgage loans, student loans or other assets have experienced, and are expected to continue to experience, shortfalls in receipts due to borrower nonpayments. See Part I, Item 2 of this Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations,Executive Summary, Financial Guarantees in Force, and Balance Sheet Commentary for further detail.
The U.S. Federal government and other governments globally have taken certain measures to aid consumers, businesses, State and local governments, and the financial markets, but the impact of such aid remains unclear. U.S. Federal and State governments and their agencies have also adopted policies or guidelines to provide emergency relief to consumers, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees. Such policies or guidelines may be expanded over time as the economic effects of the pandemic become more well known. To the extent such measures cause greater incidences of missed mortgage loan, student loan or other debt service payments than would have occurred without governmental intervention, Ambac may experience higher losses in its insured portfolio of asset-backed securities.
The ultimate impact of a catastrophic public health event like COVID-19 on issuers and their obligations, and the economy in general, is by its very nature uncertain, and will be determined by a number of factors including, but not limited to, the depth and duration of the crisis; the extent to which affected consumers, businesses, municipal entities and other debtors or sources of revenues recover from depressed economic circumstances, and the timelines for such recoveries; the level and efficacy of government support for municipal entities, consumers, businesses and the financial markets via emergency relief measures; the level and efficacy of state and local government support for consumers and businesses; the impact of governmental intervention; management of public health crisis remediation efforts; and certain socio-economic variables, such as unemployment levels. Consequently, if issuers do not have sufficient resources or financial flexibility, receive adequate measures of support or realize the appropriate level of economic recovery, their ultimate ability to service the debt insured by Ambac could be materially impaired and Ambac could suffer material permanent losses.
At this time, there are significant uncertainties surrounding the ultimate number of claims and the extent of losses Ambac will face as a result of the economic effects of the COVID-19 pandemic. Actual losses may vary materially from Ambac's loss and loss expense reserves due to the factors described above and the inherent uncertainties in estimating losses given the evolving nature of the pandemic and its impact on issuers of Ambac insured debt and the economy in general. Potential ultimate losses from the economic consequences of the COVID-19 pandemic could be material and therefore may have an adverse effect on our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities — No matters require disclosure.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the first quarter of 2020. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the first quarter of 2020, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

| Ambac Financial Group, Inc. 69 2020 First Quarter FORM 10-Q |

	January 2020	February 2020	March 2020	First Quarter 2020
Total Shares Purchased (1)	14,496	—	118,466	132,962
Average Price Paid Per Share	$21.76	$—	$19.81	$20.02
Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	—	—	—	—
Maximum Number of Shares That may Yet be Purchased Under the Plan	—	—	—	—

(1)	There were no other repurchases of equity securities made during the three months ended March 31, 2020. Ambac does not have a stock repurchase program.

Item 3.	Defaults Upon Senior Securities — No matters require disclosure.

Item 5.	Other Information — No matters require disclosure.

Item 6.	Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
10.1+	Form of 2020 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.2+	Form of 2020 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith.
10.3+	Form of 2020 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.4+	Form of 2020 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.

| Ambac Financial Group, Inc. 70 2020 First Quarter FORM 10-Q |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	May 11, 2020	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

| Ambac Financial Group, Inc. 71 2020 First Quarter FORM 10-Q |