Form 10-Q
period 2020-06-30
AMBAC FINANCIAL GROUP INC
filed 2020-08-06
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

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
As of August 3, 2020, 45,809,139 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries		3	Quantitative and Qualitative Disclosures About Market Risk	74
	Consolidated Balance Sheets (Unaudited)	1	4	Controls and Procedures	75
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	2
	Consolidated Statements of Stockholders' Equity (Unaudited)	3	PART II. OTHER INFORMATION
	Consolidated Statements of Cash Flows (Unaudited)	4	1	Legal Proceedings	75
	Notes to Unaudited Consolidated Financial Statements	5	1A	Risk Factors	76
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	46	2	Unregistered Sales of Equity Securities and Use of Proceeds	76
	Cautionary Statement Pursuant To The Private Securities Litigation Reform Act Of 1995	46	3	Defaults Upon Senior Securities	77
	Executive Summary	47	5	Other Information	77
	Critical Accounting Policies and Estimates	50	6	Exhibits	77
	Financial Guarantees in Force	50	SIGNATURES		78
	Results of Operations	57
	Liquidity and Capital Resources	62
	Balance Sheet	64
	Variable Interest Entities	70
	Accounting Standards	70
	Ambac Assurance Statutory Basis Financial Results	71
	Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	71
	Non-GAAP Financial Measures	72

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions, except share data) (June 30, 2020 (Unaudited))	2020	2019
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $2,126 and $2,450)	$2,218	$2,577
Short-term investments pledged as collateral, at fair value (amortized cost of $155 and $85)	155	85
Short-term investments, at fair value (amortized cost of $691 and $653)	692	653
Other investments (includes $352 and $432 at fair value)	401	478
Total investments (net of allowance for credit losses of $0 at June 30, 2020)	3,466	3,792
Cash and cash equivalents	17	24
Restricted cash	15	55
Premium receivables (net of allowance for credit losses of $16 at June 30, 2020)	392	416
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 at June 30, 2020)	36	26
Deferred ceded premium	75	82
Subrogation recoverable	2,215	2,029
Derivative assets	97	75
Current taxes	18	11
Insurance intangible asset	392	427
Other assets	145	95
Variable interest entity assets:
Fixed income securities, at fair value	3,041	3,121
Restricted cash	2	2
Loans, at fair value	2,787	3,108
Derivative assets	61	52
Other assets	2	3
Total assets	$12,761	$13,320
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$492	$518
Loss and loss expense reserves	1,814	1,548
Ceded premiums payable	27	29
Deferred taxes	24	32
Long-term debt	2,749	2,822
Accrued interest payable	474	441
Derivative liabilities	134	90
Other liabilities	83	93
Variable interest entity liabilities:
Accrued interest payable	—	1
Long-term debt (includes $3,953 and $4,351 at fair value)	4,125	4,554
Derivative liabilities	1,709	1,657
Total liabilities	11,632	11,783
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,865,081 and 45,571,743	—	—
Additional paid-in capital	237	232
Accumulated other comprehensive income (loss)	(48)	42
Retained earnings	881	1,203
Treasury stock, shares at cost: 56,825 and 16,343	(1)	—
Total Ambac Financial Group, Inc. stockholders’ equity	1,069	1,477
Noncontrolling interest	60	60
Total stockholders’ equity	1,129	1,536
Total liabilities and stockholders’ equity	$12,761	$13,320
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share data)	2020	2019	2020	2019
Revenues:
Net premiums earned	$11	$8	$21	36
Net investment income	52	86	31	141
Net realized investment gains (losses)	10	36	18	53
Net gains (losses) on derivative contracts	2	(35)	(68)	(52)
Other income (expense)	—	(9)	—	(8)
Income (loss) on variable interest entities	—	3	3	19
Total revenues	75	89	6	189
Expenses:
Losses and loss expenses (benefit)	16	(133)	132	(121)
Insurance intangible amortization	14	226	27	263
Operating expenses	21	29	44	54
Interest expense	58	67	122	135
Total expenses	108	189	325	331
Pre-tax income (loss)	(33)	(100)	(320)	(141)
Provision (benefit) for income taxes	2	28	(4)	30
Net income (loss) attributable to common stockholders	$(35)	$(128)	$(315)	$(172)
Other comprehensive income (loss), after tax:
Net income (loss)	$(35)	$(128)	$(315)	$(172)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $1, $(7), $1 and $(8)	104	15	(42)	71
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0, $0 and $0	(2)	(19)	(48)	(4)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $(0), $0, $0 and $0	(1)	—	2	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	(2)	—
Total other comprehensive income (loss), net of income tax	100	(3)	(90)	68
Total comprehensive income (loss) attributable to common stockholders	$65	$(132)	$(405)	$(104)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.77)	$(2.79)	$(6.83)	$(3.74)
Diluted	$(0.77)	$(2.79)	$(6.83)	$(3.74)
Weighted average number of common shares outstanding:
Basic	46,166,666	45,986,043	46,113,495	45,909,595
Diluted	46,166,666	45,986,043	46,113,495	45,909,595
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at March 31, 2020	$1,062	$917	$(149)	$—	$—	$235	$(2)	$60
Total comprehensive income (loss)	65	(35)	100	—	—	—	—	—
Stock-based compensation	3	—	—	—	—	3	—	—
Cost of shares (acquired) issued under equity plan	—	(1)	—	—	—	—	1	—
Balance at June 30, 2020	$1,129	$881	$(48)	$—	$—	$237	$(1)	$60

Balance at March 31, 2019	$1,666	$1,376	$23	$—	$—	$224	$(1)	$44
Total comprehensive income (loss)	(132)	(128)	(3)	—	—	—	—	—
Stock-based compensation	3	—	—	—	—	3	—	—
Cost of shares (acquired) issued under equity plan	—	(1)	—	—	—	—	—	—
Re-issuance of Ambac Assurance auction market preferred shares	16	—	—	—	—	—	—	16
Balance at June 30, 2019	$1,553	$1,247	$19	$—	$—	$227	$—	$60

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2020	$1,536	$1,203	$42	$—	$—	$232	$—	$60
Total comprehensive income (loss)	(405)	(315)	(90)	—	—	—	—	—
Adjustment to initially apply ASU 2016-13	(4)	(4)	—	—	—	—	—	—
Stock-based compensation	6	—	—	—	—	6	—	—
Cost of shares (acquired) issued under equity plan	(3)	(2)	—	—	—	—	(1)	—
Balance at June 30, 2020	$1,129	$881	$(48)	$—	$—	$237	$(1)	$60

Balance at January 1, 2019	$1,633	$1,421	$(49)	$—	$—	$219	$—	$41
Total comprehensive income (loss)	(104)	(172)	68	—	—	—	—	—
Stock-based compensation	7	—	—	—	—	7	—	—
Cost of shares (acquired) issued under equity plan	(3)	(3)	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Exchange of auction market preferred shares	19	—	—	—	—	—	—	19
Balance at June 30, 2019	$1,553	$1,247	$19	$—	$—	$227	$—	$60
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(315)	$(172)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of bond premium and discount	(8)	(55)
Share-based compensation	6	7
Deferred income taxes	(8)	(1)
Current income taxes	(7)	33
Unearned premiums, net	(19)	(68)
Losses and loss expenses, net	71	(388)
Ceded premiums payable	(2)	(2)
Premium receivables	24	54
Accrued interest payable	46	42
Amortization of insurance intangible assets	27	263
Net mark-to-market (gains) losses	1	(1)
Net realized investment gains	(18)	(53)
Variable interest entity activities	(3)	(19)
Derivative assets and liabilities	21	(1)
Other, net	72	95
Net cash used in operating activities	(112)	(265)
Cash flows from investing activities:
Proceeds from sales of bonds	876	689
Proceeds from matured bonds	75	274
Purchases of bonds	(685)	(427)
Proceeds from sales of other invested assets	361	48
Purchases of other invested assets	(401)	(117)
Change in short-term investments	(38)	(342)
Change in cash collateral receivable	(13)	65
Proceeds from paydowns of consolidated VIE assets	98	122
Other, net	(2)	—
Net cash provided by (used in) investing activities	270	313
Cash flows from financing activities:
Proceeds from issuance of Ambac UK debt	—	12
Paydowns of Ambac note	(103)	(22)
Issuance of auction market preferred shares of Ambac Assurance	—	19
Tax payments related to shares withheld for share-based compensation plans	(3)	(2)
Payments of consolidated VIE liabilities	(99)	(92)
Net cash used in financing activities	(205)	(85)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Net cash flow	(47)	(37)
Cash, cash equivalents, and restricted cash at beginning of period	81	83
Cash, cash equivalents, and restricted cash at end of period	$34	$46
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2020 Second Quarter FORM 10-Q |

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
AFG’s subsidiary, Ambac Assurance Corporation (“Ambac Assurance" or "AAC") and its subsidiary, Ambac Assurance UK Limited (“Ambac UK”), are both financial guarantee insurance companies in run-off. Ambac Assurance and Ambac UK's outstanding insurance policies generally guarantee payment when due of the principal and interest on the obligations guaranteed.
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
With respect to our new business strategy, we continue to evaluate and pursue strategic opportunities in insurance, credit, asset management and other financial services that we believe would be synergistic to Ambac and would leverage our core competencies. While we have increased our efforts in evaluating such potential opportunities, we continue to be measured and disciplined in our approach as we seek to deploy our capital on opportunities that will generate sustainable long-term shareholder value. Although we are exploring new business opportunities for AFG, no assurance can be given that we will be able to identify or execute a suitable transaction and/or obtain the financial and other resources that may be required to finance an acquisition or develop any new businesses or assets. As a consequence of the novel coronavirus disease 2019 ("COVID-19") pandemic, risks associated with our new businesses strategy have increased given uncertainties related to the resulting global recession, increase in business risk in our target sectors and disruption to the capital markets. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities remains speculative.
The execution of AFG’s strategy to extract and increase the value of its investment in Ambac Assurance is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, as well as the Stipulation and Order among the OCI (as defined below), AFG and Ambac Assurance that became effective on February 12, 2018, as amended (the “Stipulation and Order”), and in the indenture for the Tier 2 Notes issued by Ambac Assurance on February 12, 2018, each of which requires the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) and, under certain circumstances, holders of the debt instruments benefiting from such restrictions, to approve certain actions taken by or in respect of Ambac Assurance. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG. AFG's strategy to extract and increase the value of its investment in Ambac Assurance is also subject to significantly more risk and uncertainty due to the consequences of the COVID-19 pandemic on the global economy, issuers of debt insured by Ambac, and issuers of debt and other investments owned by Ambac. These consequences may include material losses in Ambac's insured and investment portfolios, higher earnings volatility, increased liquidity demands and greater counterparty risk.
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

| Ambac Financial Group, Inc. 5 2020 Second Quarter FORM 10-Q |

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31,

2019. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2020, may not be indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019, consolidated balance sheet was derived from audited financial statements.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $3 and $13 for the six months ended June 30, 2020 and 2019, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.

| Ambac Financial Group, Inc. 6 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Six Months Ended June 30,
	2020	2019
Cash paid during the period for:
Income taxes	$11	$1
Interest on long-term debt	58	74
Non-cash financing activities:
Exchange of investments in Puerto Rico COFINA bonds for new bonds issued in the Plan of Adjustment	$—	$510

	June 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$17	$18
Restricted cash	15	—
Variable Interest Entity Restricted cash	2	29
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$34	$46

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
Available-for-Sale Debt Securities
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
Ambac has made certain accounting policy elections related to accrued interest receivable ("AIR") for available-for-sale investments under CECL, which are consistent with past practices under prior GAAP. Elections include: i) not measuring AIR for credit impairment, instead AIR is written off when it becomes 90 days past due; ii) writing off AIR by reversing interest income; iii) presenting AIR separately in Other Assets on the balance sheet and iv) excluding AIR from amortized cost balances in required CECL disclosures found in Note 8. Investments. AIR at June 30, 2020 was $13.
Refer to Note 8. Investments for further credit impairment disclosures.

| Ambac Financial Group, Inc. 7 2020 Second Quarter FORM 10-Q |

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
Premium receivables. For financial guarantee contracts, the issuer's ability and willingness to pay its insured debt obligation impacts the payment of policy losses by Ambac as well as the receipt of premiums from the issuer. As such, management leverages its existing loss reserve estimation process to evaluate credit impairment for premium receivables. Key factors in assessing credit impairment include historical premium collection data, internal risk classifications, credit ratings and loss severities. For structured finance transactions involving special purpose entities, we further evaluate the priority of premiums paid to Ambac within the contractual waterfall, as required by bond indentures.
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

| Ambac Financial Group, Inc. 8 2020 Second Quarter FORM 10-Q |

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
Future Application of Accounting Standards:
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides companies with optional guidance to ease the potential accounting burden related to transitioning away from reference rates, such as LIBOR, that are expected to be discontinued as a result of initiatives undertaken by various jurisdictions around the world. For example, under current GAAP, contract modifications which change a reference rate are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be applied prospectively as of the beginning of the interim period that includes March 12, 2020, (January 1, 2020 for calendar year companies) or any date thereafter, but does not apply to contract modifications and other transactions entered into or evaluated after December 31, 2022. Management has not determined if and when it will adopt this ASU, and the impact on Ambac's financial statements is being evaluated.
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

| Ambac Financial Group, Inc. 9 2020 Second Quarter FORM 10-Q |

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

| Ambac Financial Group, Inc. 10 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and Ambac Assurance:

	June 30, 2020			December 31, 2019
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
Fixed income securities, at fair value:
Corporate obligations, fair value option	$2,907	$—	$2,907	$2,957	$—	$2,957
Municipal obligations, available-for-sale (1)	—	134	134	—	164	164
Total FG VIE fixed income securities, at fair value	2,907	134	3,041	2,957	164	3,121
Restricted cash	1	1	2	1	1	2
Loans, at fair value (2)	2,787	—	2,787	3,108	—	3,108
Derivative assets	61	—	61	52	—	52
Other assets	—	2	2	1	2	3
Total FG VIE assets	$5,756	$138	$5,893	$6,119	$167	$6,286

Accrued interest payable	$—	$—	$—	$1	$—	$1
Long-term debt:
Long-term debt, at fair value (3)	3,953	—	3,953	4,351	—	4,351
Long-term debt, at par less unamortized discount	—	173	173	—	203	203
Total long-term debt	3,953	173	4,125	4,351	203	4,554
Derivative liabilities	1,709	—	1,709	1,657	—	1,657
Total FG VIE liabilities	$5,662	$173	$5,835	$6,009	$203	$6,212
Number of FG VIEs consolidated	5	1	6	6	1	7

(1)
Available-for-sale FG VIE fixed income securities consist of municipal obligations with an amortized cost basis of $116 and $139, and aggregate gross unrealized gains of $18 and $25 at June 30, 2020 and December 31, 2019, respectively. All such securities had contractual maturities due after ten years as of June 30, 2020.

(2)	The unpaid principal balances of loan assets carried at fair value were $2,399 as of June 30, 2020 and $2,618 as of December 31, 2019.

(3)	The unpaid principal balances of long-term debt carried at fair value were $3,506 as of June 30, 2020 and $3,800 as of December 31, 2019.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net change in fair value of VIE assets and liabilities reported under the fair value option	$(2)	$3	$(2)	$5
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	1	—	(3)	—
Net change in fair value of VIE assets and liabilities reported in earnings	(1)	3	(5)	4
Investment income on available-for-sale securities	2	4	3	5
Net realized investment gains (losses) on available-for-sale securities	—	2	8	2
Interest expense on long-term debt carried at par less unamortized cost	(1)	(4)	(3)	(6)
Other expenses	—	(1)	—	(1)
Gain (loss) from consolidating FG VIEs	—	—	—	15
Gain (loss) from de-consolidating FG VIEs	—	—	—	—
Income (loss) on variable interest entities	$—	$3	$3	$19

As further discussed in Note 7. Financial Guarantee Insurance Contracts in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, on February 12, 2019, in connection with the COFINA POA, the COFINA Class 2 Trust was established. Ambac was required to consolidate the COFINA Class 2 Trust, which resulted in a gain of $15. The 2019 balance sheet impact of this additional VIE on the date of consolidation was an increase to total consolidated assets and liabilities by $292 and $364, respectively. Ambac did not consolidate any new VIE for the six months ended June 30, 2020. Ambac deconsolidated one VIE for the three and six months ended June 30, 2020, and no VIEs for the three and six months ended June 30, 2019. This VIE was

| Ambac Financial Group, Inc. 11 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

deconsolidated as a result of the financial guarantee policy termination, and resulted in the gain (loss) on deconsolidation noted in the above table.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of June 30, 2020 and December 31, 2019:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
June 30, 2020:
Global structured finance:
Mortgage-backed—residential	$4,764	$2,099	$603	$—
Other consumer asset-backed	1,189	28	237	—
Other commercial asset-backed	93	3	2	—
Other	1,006	6	16	9
Total global structured finance	7,053	2,136	858	9
Global public finance	22,373	282	325	(1)
Total	$29,426	$2,417	$1,182	$8

December 31, 2019:
Global structured finance:
Mortgage-backed—residential	$5,373	$1,913	$523	$—
Other consumer asset-backed	1,373	31	216	—
Other commercial asset-backed	314	9	6	—
Other	1,107	7	18	8
Total global structured finance	8,165	1,961	762	8
Global public finance	23,341	287	321	—
Total	$31,506	$2,247	$1,083	$7

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

Ambac Sponsored Non-consolidated VIEs:
In 1994, Ambac established a VIE to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order, as discussed above. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. At June 30, 2020 and December 31, 2019 the fair value of this entity was $2 and $3, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Total principal amount of debt outstanding was $377 and $403 at June 30, 2020 and December 31, 2019, respectively. In each case, Ambac sold assets to this entity, which are composed of utility obligations with a weighted average rating of BBB+ at June 30, 2020 and weighted average life of 0.6 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic

| Ambac Financial Group, Inc. 12 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of June 30, 2020 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.

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

On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by Ambac Assurance by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its owner trust certificate as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income (loss): Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $49 and $46 as of June 30, 2020 and December 31, 2019, respectively.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, LLC ("Ambac LSNI"). Ambac LSNI issued Secured Notes in connection with the Rehabilitation Exit Transactions. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its holdings of Secured Notes within Fixed Income Securities in the Consolidated Balance Sheets. The carrying value of Secured Notes held by Ambac was $467 and $535 at June 30, 2020 and December 31, 2019, respectively. Ambac's debt obligation to the VIE (the Ambac Note) had a carrying value of $1,659 and $1,763 at June 30, 2020 and December 31, 2019, respectively, and is reported within Long-term debt on the Consolidated Balance Sheets.
4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended June 30, 2020:
Beginning Balance	$5	$6	$(162)	$2	$(149)
Other comprehensive income (loss) before reclassifications	114	—	(2)	—	111
Amounts reclassified from accumulated other comprehensive income (loss)	(10)	—	—	(1)	(11)
Net current period other comprehensive income (loss)	104	—	(2)	(1)	100
Balance at June 30, 2020	$109	$6	$(164)	$—	$(48)

Three Months Ended June 30, 2019:
Beginning Balance	$142	$9	$(127)	$(2)	$23
Other comprehensive income (loss) before reclassifications	51	—	(19)	—	33
Amounts reclassified from accumulated other comprehensive income (loss)	(36)	—	—	—	(36)
Net current period other comprehensive income (loss)	15	—	(19)	—	(3)
Balance at June 30, 2019	$157	$9	$(145)	$(2)	$19

| Ambac Financial Group, Inc. 13 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Six Months Ended June 30, 2020:
Beginning Balance	$151	$8	$(116)	$(2)	$42
Adjustment to opening balance, net of taxes (3)	—	—	—	—	—
Adjusted balance, beginning of period	151	8	(116)	(2)	42
Other comprehensive income (loss) before reclassifications	(25)	(2)	(48)	—	(75)
Amounts reclassified from accumulated other comprehensive income (loss)	(17)	—	—	2	(15)
Net current period other comprehensive income (loss)	(42)	(2)	(48)	2	(90)
Balance at June 30, 2020	$109	$6	$(164)	$—	$(48)

Six Months Ended June 30, 2019:
Beginning Balance	$86	$9	$(142)	$(2)	$(49)
Adjustments to opening balance, net of taxes (3)	—	—	—	—	—
Adjusted balance, beginning of period	86	9	(142)	(2)	(49)
Other comprehensive income before reclassifications	124	1	(4)	—	121
Amounts reclassified from accumulated other comprehensive income	(53)	(1)	—	—	(53)
Net current period other comprehensive income	$71	$—	$(4)	$—	$68
Balance at June 30, 2019	$157	$9	$(145)	$(2)	$19

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.

(2)	Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(10)	$(41)	$(18)	$(58)	Net realized investment gains (losses) and other-than-temporary impairment losses
	1	5	1	5	Provision for income taxes
	$(10)	$(36)	$(17)	$(53)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	$—	$—	Other income
Actuarial (losses)	—	—	—	—	Other income
	—	—	—	(1)	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$—	$—	$(1)	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$(1)	$—	$3	$—	Credit Risk Changes of Fair Value Option Liabilities
	—	—	—	—	Provision for income taxes
	$(1)	$—	$2	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(11)	$(36)	$(15)	$(53)	Net of tax and noncontrolling interest
| Ambac Financial Group, Inc. 14 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

5. NET INCOME PER SHARE
As of June 30, 2020, 45,808,256 shares of Ambac's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,749 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares outstanding increased by 252,856 during the six months ended June 30, 2020, primarily due to settlements of employee restricted and performance stock units.
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units (together, "Basic Weighted Average Shares Outstanding"). Diluted net income per share is computed by dividing net income attributable to common stockholders by the Basic Weighted Average Shares Outstanding plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, vested and unvested options, unvested restricted stock units and performance stock units granted under existing compensation plans.

The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average shares outstanding	46,166,666	45,986,043	46,113,495	45,909,595
Effect of potential dilutive shares (1):
Stock options	—	—	—	—
Warrants	—	—	—	—
Restricted stock units	—	—	—	—
Performance stock units (2)	—	—	—	—
Diluted weighted average shares outstanding	46,166,666	45,986,043	46,113,495	45,909,595
Anti-dilutive shares excluded from the above reconciliation:
Stock options	16,667	16,667	16,667	16,667
Warrants	4,877,749	4,877,783	4,877,757	4,877,783
Restricted stock units	288,562	263,151	262,395	244,202
Performance stock units (2)	997,841	699,038	929,057	651,310

(1)
For the three and six months ended June 30, 2020, and the three and six months ended June 30, 2019, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

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
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates. The weighted average risk-free rate at June 30, 2020 and December 31, 2019, was 2.1% and 2.4%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at June 30, 2020 and December 31, 2019, was 8.6 years and 8.5 years, respectively.

| Ambac Financial Group, Inc. 15 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Below is the gross premium receivable roll-forward for the respective periods, net of allowance for credit losses:

	Six Months Ended June 30,
	2020	2019
Beginning premium receivable	$416	$495
Adjustment to initially apply ASU 2016-13	(3)	—
Premium receipts	(22)	(26)
Adjustments for changes in expected and contractual cash flows (1)	9	(22)
Accretion of premium receivable discount	5	6
Changes to allowance for credit losses	(4)	(1)
Other adjustments (including foreign exchange)	(8)	(11)
Ending premium receivable (2)	$392	$442

(1)
Adjustments for changes in expected and contractual cash flows primarily due to changes in indexation rates on certain UK transactions partially offset by reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.

(2)
Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At June 30, 2020 and 2019, premium receivables include British Pounds of $127 (£103) and $137 (£108), respectively, and Euros of $22 (€19) and $28 (€25), respectively.

When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three and six months ended June 30, 2020, was $1 and $1, respectively and for the three and six months ended June 30, 2019, was $(6) and $6.

The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended June 30,
	2020		2019
	Written	Earned	Written	Earned
Direct	$(1)	$14	$(21)	$10
Assumed	—	—	—	—
Ceded	—	3	—	2
Net premiums	$—	$11	$(20)	$8

	Six Months Ended June 30,
	2020		2019
	Written	Earned	Written	Earned
Direct	$10	$27	$(17)	$40
Assumed	—	1	—	—
Ceded	(1)	6	(1)	4
Net premiums	$11	$21	$(16)	$36

The following table summarizes net premiums earned by location of risk for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$8	$6	$15	$34
United Kingdom	4	4	8	8
Other international	(1)	(2)	(1)	(7)
Total	$11	$8	$21	$36

| Ambac Financial Group, Inc. 16 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at June 30, 2020:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
September 30, 2020	$12	$10
December 31, 2020	10	10
Twelve months ended:
December 31, 2021	36	36
December 31, 2022	35	34
December 31, 2023	33	32
December 31, 2024	32	30
Five years ended:
December 31, 2029	140	124
December 31, 2034	104	82
December 31, 2039	52	38
December 31, 2044	23	14
December 31, 2049	9	5
December 31, 2054	1	1
Total	$488	$416

(1)	Future premiums to be collected are undiscounted, gross of allowance for credit losses, and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet.

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

Credit impairment (Premium receivables and reinsurance recoverables):
Management evaluates premium receivables and reinsurance recoverables for expected credit losses ("credit impairment") in accordance with the CECL standard adopted January 1, 2020, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies. Management's evaluation of credit impairment under prior GAAP rules was not materially different.
Most credit impairment disclosures below were only made prospectively from the CECL adoption date as they were not required previously under GAAP.

As further discussed in Note 2. Basis of Presentation and Significant Accounting Policies, the key indicator management uses to assess the credit quality of premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group. Below is the amortized cost basis of premium receivables by risk classification code and asset class as of June 30, 2020:

Surveillance Categories as of June 30, 2020
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$160	$13	$—	$—	$—	$173
Other	2	13	—	—	—	16
Total Public Finance	162	26	—	—	—	189

Structured Finance:
Mortgage-backed and home equity	3	—	1	3	17	25
Structured insurance	17	—	—	—	—	17
Student loan	3	—	2	12	—	18
Other	6	—	—	—	—	6
Total Structured Finance	29	—	4	15	17	65

International:
Sovereign/sub-sovereign	87	12	—	14	—	113
Investor-owned and public utilities	28	—	—	—	—	28
Other	13	—	—	—	—	13
Total International	128	12	—	14	—	154
Total (1)	$320	$39	$4	$29	$17	$408

(1)	The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.

| Ambac Financial Group, Inc. 17 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Below is a rollforward of the premium receivable allowance for credit losses as of June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Beginning balance (1)	$14	$9
Current period provision (2)	2	7
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance	$16	$16

(1)	At December 31, 2019, $9 of premiums receivable were deemed uncollectible as determined under prior GAAP rules.

(2)	The six months ended June 30, 2020, includes $3 from the adoption of CECL.

At June 30, 2020, Ambac had past due premiums of $2, of which $1 was over 120 days past due and has been included in the allowance for credit losses.
The key indicator management uses to assess the credit quality of reinsurance recoverables is collateral posted by the reinsurers and independent rating agency credit ratings. For the majority of reinsurance contracts where Ambac has recorded a recoverable, the fair value of collateral posted by the reinsurer to Ambac Assurance exceeds Ambac Assurance's reinsurance recoverable carrying value, net of ceded premiums payable. Ambac Assurance has credit exposure of $2 and has recorded an allowance for credit losses of less than a million dollars at June 30, 2020.
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the loss reserves liability and the Subrogation recoverable asset at June 30, 2020 and December 31, 2019:

	June 30, 2020:				December 31, 2019:
	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Claims and Loss Expenses	Recoveries			Claims and Loss Expenses	Recoveries
Loss and loss expense reserves	$2,134	$(238)	$(82)	$1,814	$1,835	$(233)	$(54)	$1,548
Subrogation recoverable	120	(2,336)	—	(2,215)	131	(2,160)	—	(2,029)
Totals	$2,254	$(2,573)	$(82)	$(401)	$1,966	$(2,394)	$(54)	$(482)

| Ambac Financial Group, Inc. 18 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Below is the loss reserves roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Six Months Ended June 30,
	2020	2019
Beginning gross loss and loss expense reserves	$(482)	$(107)
Reinsurance recoverable	26	23
Beginning balance of net loss and loss expense reserves	(508)	(130)
Losses and loss expenses (benefit):
Current year	16	1
Prior years	116	(122)
Total (1) (2)	132	(121)
Loss and loss expenses paid (recovered):
Current year	—	—
Prior years	61	194
Total	61	194
Foreign exchange effect	—	(1)
Ending net loss and loss expense reserves	(437)	(446)
Impact of VIE consolidation	—	(72)
Reinsurance recoverable (3)	35	27
Ending gross loss and loss expense reserves	$(401)	$(491)

(1)	Total losses and loss expenses (benefit) includes $(11) and $(6) for the six months ended June 30, 2020 and 2019, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W"s) by transaction sponsors within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated R&Ws for the six months ended June 30, 2020 and 2019, was $(30) and $8, respectively.

(3)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $1 and $0 as of June 30, 2020 and 2019, respectively, related to previously presented loss and loss expenses and subrogation.

For 2020, the adverse development in prior years was primarily a result of deterioration in Public Finance credits, primarily Puerto Rico credits as discussed below in the section, "Puerto Rico", partially offset by positive development in the RMBS portfolio.
For 2019, the positive development in prior years was primarily a result of the Ballantyne and Puerto Rico COFINA commutations and positive development in the RMBS portfolio, partially offset by deterioration in other Public Finance credits, primarily Puerto Rico credits other than COFINA.

| Ambac Financial Group, Inc. 19 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The tables below summarize information related to policies currently included in Ambac’s loss reserves or subrogation recoverable at June 30, 2020 and December 31, 2019. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at June 30, 2020 and December 31, 2019,was 0.9% and 2.1%, respectively.

Surveillance Categories as of June 30, 2020
	I	IA	II	III	IV	V	Total
Number of policies	49	29	15	16	135	3	247
Remaining weighted-average contract period (in years) (1)	10	19	9	16	15	3	15
Gross insured contractual payments outstanding:
Principal	$973	$1,159	$621	$1,503	$3,536	$32	$7,824
Interest	314	1,112	506	275	1,538	10	3,753
Total	$1,287	$2,271	$1,126	$1,778	$5,074	$41	$11,577
Gross undiscounted claim liability	$4	$56	$42	$527	$1,784	$41	$2,454
Discount, gross claim liability	—	(2)	(1)	(70)	(184)	—	(257)
Gross claim liability before all subrogation and before reinsurance	4	54	41	457	1,601	41	2,198
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,761)	—	(1,761)
Discount, RMBS subrogation	—	—	—	—	4	—	4
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,757)	—	(1,757)
Less:
Gross other subrogation (3)	—	—	—	(38)	(785)	(13)	(836)
Discount, other subrogation	—	—	—	1	18	1	20
Discounted other subrogation, before reinsurance	—	—	—	(37)	(768)	(11)	(816)
Gross claim liability, net of all subrogation and discounts, before reinsurance	4	54	41	420	(924)	30	(376)
Less: Unearned premium revenue	(3)	(22)	(5)	(18)	(33)	—	(82)
Plus: Loss expense reserves	—	1	1	4	51	—	57
Gross loss and loss expense reserves	$1	$32	$37	$406	$(907)	$30	$(401)
Reinsurance recoverable reported on Balance Sheet (4)	$—	$6	$9	$27	$(6)	$—	$36

(1)	Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.

(3)	Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)
Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $35 related to future loss and loss expenses and $1 related to presented loss and loss expenses and subrogation.

| Ambac Financial Group, Inc. 20 2020 Second Quarter FORM 10-Q |

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
COVID-19:
As a result of the COVID-19 related economic impact on issuers and markets where Ambac provides financial guarantees, including lower tax, project, and business revenues, and increases in forbearances or delinquencies on mortgage and student loan payments, we have increased our loss reserves. The duration and depth of the recession; actions such as monetary policy and fiscal stimulus, including the CARES Act in the US that was signed into law on March 27, 2020, and future fiscal stimulus programs; and our insured obligors' financial flexibility and ability to mitigate the operational and economic impact of the recession will determine the ultimate impact to Ambac's insured portfolio. Accordingly, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19.
Puerto Rico:
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,105. Components of Puerto Rico net par outstanding include capital appreciation bonds, which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. Each issuing entity has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges or general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted and are expected to continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to a material increase in permanent losses causing a material adverse impact on our results of operations and financial condition. Our exposure to Puerto Rico is impacted by the Commonwealth's willingness to make debt service payments as well as the amount of monies available for debt service, which is in turn affected by a number of

| Ambac Financial Group, Inc. 21 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

factors including demographic trends, economic conditions (including the impact from the COVID-19 pandemic), tax policy and revenues, impact of reforms, fiscal plans, government actions, political instability, budgetary performance and flexibility, weather and seismic events, litigation outcomes, as well as federal funding of Commonwealth needs. In the near term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure in the wake of hurricanes and earthquakes, heightening its vulnerability to additional natural disasters. The longer term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, among other factors, the management, usage and efficacy of federal resources.
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
Ambac Assurance has participated and may continue to participate in mediation related to potential debt restructurings. Mediation may not be productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses. No assurances can be given that negotiations will be successfully concluded, that Commonwealth, Oversight Board and creditor parties will reach definitive agreements on additional debt restructurings, that any additional negotiated transaction debt restructuring, definitive agreement or Plans of Adjustment will be approved by the Title III court and completed, or that any transaction or Plan of Adjustment will not have a material adverse impact on Ambac's financial condition or results of operations. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could further impair our exposures, causing losses that could have a material adverse impact on our results of operations and financial condition.
While our reserving scenarios account for a wide range of possible outcomes, reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith as well as the uncertainties emanating from the COVID-19 pandemic and the damage caused by natural disasters in the island, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially having a material adverse effect on our results of operations and financial position.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the three and six months ended June 30, 2020, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $42 and $220, respectively, which were primarily driven by strengthening of reserves related to the continued uncertainty and volatility of the situation in Puerto Rico and, for the six months ended June 30, 2020, lower discount rates. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance. For public finance credits, including Puerto Rico, for which Ambac has an estimate of expected loss at June 30, 2020, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,200. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of June 30, 2020, would decrease from $1,129 to $(71). There can be no assurance that losses may not exceed such amount.
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
Ambac has recorded R&W subrogation recoveries of $1,757 ($1,731 net of reinsurance) and $1,727 ($1,702 net of reinsurance) at June 30, 2020 and December 31, 2019, respectively. R&W recovery proceeds up to the first $1,400 and above $1,600 have been pledged as security on certain of Ambac's long-term debt obligations as described further in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

| Ambac Financial Group, Inc. 22 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Below is the rollforward of R&W subrogation for the affected periods:

	Six Months Ended June 30,
	2020	2019
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,727	$1,771
All other changes (1)	30	(8)
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,757	$1,762

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
Insurance intangible asset:
The insurance intangible amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Insurance amortization expense	$14	$226	$27	$263

The insurance intangible asset and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	June 30, 2020	December 31, 2019
Gross carrying value of insurance intangible asset	$1,260	$1,273
Accumulated amortization of insurance intangible asset	868	847
Net insurance intangible asset	$392	$427

The estimated future amortization expense for the net insurance intangible asset is as follows:

Amortization expense (1) (2)
2020 (six months)	$21
2021	38
2022	35
2023	32
2024	29
Thereafter	237

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

| Ambac Financial Group, Inc. 23 2020 Second Quarter FORM 10-Q |

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

The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2020 and December 31, 2019, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 24 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
June 30, 2020:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$330	$330	$—	$330	$—
Corporate obligations	1,037	1,037	2	1,035	—
Foreign obligations	75	75	75	—	—
U.S. government obligations	123	123	123	—	—
Residential mortgage-backed securities	291	291	—	291	—
Collateralized debt obligations	73	73	—	73	—
Other asset-backed securities	288	288	—	222	66
Fixed income securities, pledged as collateral:
Short-term	155	155	155	—	—
Short term investments	692	692	636	56	—
Other investments (1)	401	387	53	—	35
Cash, cash equivalents and restricted cash	32	32	28	5	—
Derivative assets:
Interest rate swaps—asset position	97	97	—	10	87
Other assets - equity in sponsored VIE	2	2	—	—	2
Other assets-Loans	9	11	—	—	11
Variable interest entity assets:
Fixed income securities: Corporate obligations	2,907	2,907	—	—	2,907
Fixed income securities: Municipal obligations	134	134	—	134	—
Restricted cash	2	2	2	—	—
Loans	2,787	2,787	—	—	2,787
Derivative assets: Currency swaps-asset position	61	61	—	61	—
Total financial assets	$9,497	$9,485	$1,074	$2,217	$5,895
Financial liabilities:
Long term debt, including accrued interest	$3,223	$2,976	$—	$2,603	$372
Derivative liabilities:
Credit derivatives	1	1	—	—	1
Interest rate swaps—liability position	133	133	—	133	—
Liabilities for net financial guarantees written (2)	(756)	417	—	—	417
Variable interest entity liabilities:
Long-term debt (includes $3,953 at fair value)	4,125	4,136	—	3,977	160
Derivative liabilities: Interest rate swaps—liability position	1,709	1,709	—	1,709	—
Total financial liabilities	$8,436	$9,373	$—	$8,422	$951

| Ambac Financial Group, Inc. 25 2020 Second Quarter FORM 10-Q |

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

(1)
Excluded from the fair value measurement categories in the table above are investment funds of $299 and $296 as of June 30, 2020 and December 31, 2019, respectively, which are measured using NAV as a practical expedient.

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

| Ambac Financial Group, Inc. 26 2020 Second Quarter FORM 10-Q |

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from quotes or alternative pricing sources. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At June 30, 2020, approximately 4%, 94% and 2% of the fixed income investment portfolio

(excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2019, approximately 4%, 94% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $66 and $72 at June 30, 2020 and December 31, 2019, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at June 30, 2020 and December 31, 2019 include the following:

June 30, 2020:
a. Coupon rate:	5.97%
b. Average Life:	15.18 years
c. Yield:	13.10%

December 31, 2019:
a. Coupon rate:	5.97%
b. Average Life:	15.58 years
c. Yield:	11.75%
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

| Ambac Financial Group, Inc. 27 2020 Second Quarter FORM 10-Q |

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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps, credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The fair value of credit derivative liabilities was reduced by less than a million dollars at June 30, 2020 and December 31, 2019, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swap liabilities are collateralized and are not adjusted with an Ambac CVA at June 30, 2020 and December 31, 2019.
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
Ambac's credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and expected life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only one remaining credit derivative with internal credit rating of

AA at June 30, 2020. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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
Variable Interest Entity Assets and Liabilities:
The financial assets and liabilities of VIEs consolidated under the Consolidation Topic of the ASC consist primarily of fixed income securities, loans, derivative and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance or Ambac UK. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from independent market sources when available. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those instruments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Comparable to the sensitivities of investments in fixed income securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for VIE debt.
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative liability fair value balances at June 30, 2020

| Ambac Financial Group, Inc. 28 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

and December 31, 2019 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically VIE asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Internal valuations of VIE assets (fixed income securities or loans), therefore, are generally derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a par-weighted average rate of 3.0% and 2.7% at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the range of these discount rates was between 2.1% and 5.8%. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

| Ambac Financial Group, Inc. 29 2020 Second Quarter FORM 10-Q |

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
	Investments	Other Assets(1)	Derivatives	Investments	Loans	Long-term Debt	Total
Three Months Ended June 30, 2020:
Balance, beginning of period	$66	$3	$77	$2,806	$2,932	$—	$5,884
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	11	128	(67)	—	72
Included in other comprehensive income	—	—	—	(11)	(11)	—	(22)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	—	(2)	(17)	(67)	—	(86)
Balance, end of period	$66	$2	$86	$2,907	$2,787	$—	$5,848
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$10	$128	$(67)	$—	$71
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$(11)	$(11)	$—	$(22)

Three Months Ended June 30, 2019:
Balance, beginning of period	$72	$4	$53	$2,858	$4,376	$(224)	$7,139
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	10	109	86	(12)	193
Included in other comprehensive income	2	—	—	(68)	(102)	5	(163)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	—	(1)	(17)	(70)	—	(89)
Balance, end of period	$74	$4	$62	$2,882	$4,289	$(231)	$7,080
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$10	$109	$86	$(12)	$193

(1)	Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE.

| Ambac Financial Group, Inc. 30 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Six Months Ended June 30, 2020:
Balance, beginning of period	$72	$3	$66	$2,957	$3,108	$—	$6,207
Total gains/(losses) realized and unrealized:
Included in earnings	1	(1)	23	158	20	—	201
Included in other comprehensive income	(6)	—	—	(192)	(201)	—	(398)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1)	—	(3)	(17)	(141)	—	(162)
Balance, end of period	$66	$2	$86	$2,907	$2,787	$—	$5,848
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1)	$23	$158	$20	$—	$201
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(6)	$—	$—	$(192)	$(201)	$—	$(398)

Six Months Ended June 30, 2019:
Balance, beginning of period	$72	$5	$46	$2,737	$4,288	$(217)	$6,930
Total gains/(losses) realized and unrealized:
Included in earnings	1	(1)	19	175	174	(15)	353
Included in other comprehensive income	2	—	—	(14)	(17)	1	(28)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1)	—	(2)	(17)	(156)	—	(176)
Balance, end of period	$74	$4	$62	$2,882	$4,289	$(231)	$7,080
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1)	$18	$175	$174	$(15)	$352

| Ambac Financial Group, Inc. 31 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The tables below provide roll-forward information by class of derivatives measured using significant unobservable inputs.

Level 3 - Derivatives by Class:
	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$79	$(2)	$77	$54	$(1)	$53
Total gains/(losses) realized and unrealized:
Included in earnings	10	1	11	10	—	10
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2)	—	(2)	(1)	—	(1)
Balance, end of period	$87	$(1)	$86	$63	$(1)	$62
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$10	$1	$10	$10	$—	$10

Level 3 - Derivatives by Class:
	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$67	$—	$66	$47	$(1)	$46
Total gains/(losses) realized and unrealized:
Included in earnings	23	(1)	23	18	1	19
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(3)	—	(3)	(2)	—	(2)
Balance, end of period	$87	$(1)	$86	$63	$(1)	$62
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$23	$(1)	$23	$18	$1	$18
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

| Ambac Financial Group, Inc. 32 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Loss)
Three Months Ended June 30, 2020:
Total gains or losses included in earnings for the period	$—	$11	$61	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	10	61	—

Three Months Ended June 30, 2019:
Total gains or losses included in earnings for the period	$—	$10	$183	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	10	183	—

Six Months Ended June 30, 2020:
Total gains or losses included in earnings for the period	$1	$23	$179	$(1)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	22	179	(1)

Six Months Ended June 30, 2019:
Total gains or losses included in earnings for the period	1	19	335	(1)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	18	335	(1)

8. INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed income securities classified as available-for-sale and interests in pooled investment funds, which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds in the form of common stock or in-substance common stock are classified as trading securities, while limited partner interests in such funds are reported using the equity method. Other investments also include equity interests held by AFG, including in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.
Disclosures in this Note for the period ended June 30, 2020, are in accordance with the new CECL standard adopted January 1, 2020, which is more fully described in Note 2, Basis of Presentation and Significant Accounting Policies. To the extent disclosures for periods prior to January 1, 2020, made in accordance with prior GAAP rules differ from disclosures under the new CECL standard, such differences are explained below.

| Ambac Financial Group, Inc. 33 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2020 and December 31, 2019, were as follows:

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Estimated Fair Value
June 30, 2020:
Fixed income securities:
Municipal obligations	$317	$—	$17	$3	$330
Corporate obligations (1)	1,010	—	34	7	1,037
Foreign obligations	74	—	1	—	75
U.S. government obligations	118	—	6	—	123
Residential mortgage-backed securities	258	—	34	1	291
Commercial mortgage-backed securities	—	—	—	—	—
Collateralized debt obligations	74	—	—	2	73
Other asset-backed securities	275	—	20	7	288
	2,126	—	112	20	2,218
Short-term	691	—	—	—	692
	2,817	—	113	20	2,910
Fixed income securities pledged as collateral:
Short-term	155	—	—	—	155
Total collateralized investments	155	—	—	—	155
Total available-for-sale investments	$2,972	$—	$113	$20	$3,065

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit Other-than temporary Impairments (2)
December 31, 2019:
Fixed income securities:
Municipal obligations	$194	$22	$—	$215	$—
Corporate obligations (1)	1,396	36	2	1,430	—
Foreign obligations	44	1	—	44	—
U.S. government obligations	157	2	2	156	—
Residential mortgage-backed securities	200	47	—	248	—
Commercial mortgage-backed securities	49	1	—	50	—
Collateralized debt obligations	147	—	1	146	—
Other asset-backed securities	263	24	—	287	—
	2,450	132	5	2,577	—
Short-term	653	—	—	653	—
	3,103	132	5	3,230	—
Fixed income securities pledged as collateral:
Short-term	85	—	—	85	—
Total collateralized investments	85	—	—	85	—
Total available-for-sale investments	$3,187	$132	$5	$3,314	$—

(1)	Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.

(2)
At December 31, 2019, represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses at December 31, 2019.

| Ambac Financial Group, Inc. 34 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2020, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$862	$863
Due after one year through five years	912	923
Due after five years through ten years	408	432
Due after ten years	182	196
	2,365	2,413
Residential mortgage-backed securities	258	291
Collateralized debt obligations	74	73
Other asset-backed securities	275	288
Total	$2,972	$3,065

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at June 30, 2020, did not have an allowance for credit losses under the new CECL standard and, at December 31, 2019, did not have other-than-temporary impairments recorded in earnings under prior GAAP. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2020:
Fixed income securities:
Municipal obligations	$114	$3	$8	$—	$123	$3
Corporate obligations	508	7	—	—	508	7
U.S. government obligations	7	—	—	—	7	—
Residential mortgage-backed securities	70	1	—	—	70	1
Collateralized debt obligations	60	1	13	—	73	2
Other asset-backed securities	87	6	3	1	90	7
	846	18	25	2	870	20
Short-term	75	—	—	—	75	—
Total securities	$921	$18	$25	$2	$945	$20

| Ambac Financial Group, Inc. 35 2020 Second Quarter FORM 10-Q |

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
Management has determined that the securities in the above table do not have credit impairment as of June 30, 2020 and December 31, 2019, based upon various factors, including (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of June 30, 2020, includes the expectation that all principal and interest payments on securities guaranteed by Ambac Assurance or Ambac UK will be made timely and in full.
As of June 30, 2020, corporate securities in an unrealized loss position included $467 of Secured Notes issued by Ambac LSNI with an unrealized loss $6. The Secured Notes are insured under a financial guarantee policy issued by Ambac Assurance.
Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.

Realized Gains and Losses including Impairments:
The following table details amounts included in net realized gains (losses) and impairments included in earnings for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross realized gains on securities	$20	$10	$27	$34
Gross realized losses on securities	(11)	—	(11)	(4)
Net foreign exchange (losses) gains	1	26	3	23
Credit impairments (1)	—	—	—	—
Intent / requirement to sell impairments (2)	—	—	—	—
Net realized gains (losses)	$10	$36	$18	$53

(1)	Includes securities which management does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the amortized cost basis.

(2)	Includes securities which management either intends sell or it is more likely than not that the Company will be required to sell before recovery of the amortized cost basis.

| Ambac Financial Group, Inc. 36 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income under prior GAAP for the six months ended June 30, 2019:

Balance, beginning of period	$12
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(1)
Balance, end of period	$12

Ambac had zero allowance for credit losses at June 30, 2020.
Ambac did not purchase any financial assets with credit deterioration for the six month period ended June 30, 2020.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $155 and $85 at June 30, 2020 and December 31, 2019, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”. Refer to Note 9. Derivative Instruments for further information on cash collateral. There were no securities received from other counterparties that were re-pledged by Ambac.

Securities carried at $7 and $6 at June 30, 2020 and December 31, 2019, respectively, were deposited by Ambac and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 at June 30, 2020 and December 31, 2019 were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $184 and $197 at June 30, 2020 and December 31, 2019, respectively, were pledged as collateral and as sources of funding to repay the Secured Notes issued by Ambac LSNI. The securities may not be transferred or repledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of interest payments and partial redemptions of the Secured Notes held by Ambac Assurance. The amount of such proceeds held by Ambac Assurance was $15 and $55 at June 30, 2020 and December 31, 2019, respectively, and is included in Restricted cash on the Consolidated Balance Sheet. Ambac Assurance may, from time to time, sell all or a portion of the Secured Notes it owns. In the event that Ambac Assurance sells any of the Secured Notes it owns, the proceeds must be used to redeem a like amount of the Ambac Note at par. The price at which Ambac Assurance sells the Secured Notes may differ from the price at which it redeems the Secured Notes.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2020 and December 31, 2019, respectively:

	Municipal Obligations	Corporate Obligations (2)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
June 30, 2020:
Ambac Assurance Corporation	$294	$467	$458	$1,220	CCC+
National Public Finance Guarantee Corporation	8	—	—	8	BBB-
Total	$303	$467	$458	$1,228	B-

December 31, 2019:
Ambac Assurance Corporation	$176	$535	$442	$1,153	B-
National Public Finance Guarantee Corporation	11	—	—	11	BBB-
Total	$187	$535	$442	$1,164	B-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Represents Ambac's holdings of secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by Ambac Assurance.
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using
| Ambac Financial Group, Inc. 37 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

net asset value ("NAV") as a practical expedient. In addition to these investments, Ambac has pre-funded capital contributions (included in Other Assets on the Consolidated Balance Sheet and in Purchase of Other Invested Assets in the Consolidated Statements of Cash Flows) of $75 and unfunded commitments of $49 to private credit and private equity funds at June 30, 2020.

	Fair Value
Class of Funds	June 30, 2020	December 31, 2019	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$15	$16	quarterly	10 business days
Hedge funds (2)	100	65	quarterly	90 days
High yields and leveraged loans (3) (10)	49	176	daily	0 - 30 days
Private credit (4)	56	51	quarterly	180 days if permitted
Insurance-linked investments (5)	3	3	fully redeemed	none
Equity market investments (6) (10)	40	55	daily	0 days
Investment grade floating rate income (7)	66	66	weekly	0 days
Private equity (8)	4	—	quarterly	90 days if permitted
Emerging markets debt (9) (10)	17	—	daily	0 days
Total equity investments in pooled funds	$350	$432

(1)	Investments consist of UK property to generate income and capital growth.

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

(10)
These categories include fair value amounts totaling $50 and $136 at June 30, 2020 and December 31, 2019, respectively, that are readily determinable and are priced through pricing vendors, including for High yield and leveraged loans products: $3 and $81; for Equity market investments: $30 and $55; and for Emerging markets debt $17 and $0

Ambac also holds direct equity interests, including in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which is accounted for under the equity method.
Investment Income (loss):
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed income securities	$26	$74	$55	$118
Short-term investments	1	5	4	10
Investment expense	(1)	(1)	(3)	(3)
Securities available-for-sale and short-term	26	78	57	125
Other investments	27	8	(25)	16
Total net investment income (loss)	$52	$86	$31	$141

Net investment income (loss) from Other investments primarily represents changes in fair value on securities classified as trading or accounted for under the fair value option, income from investment limited partnerships accounted for under the equity method and the above noted equity interest in an unconsolidated trust accounted for under the equity method.
The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

| Ambac Financial Group, Inc. 38 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gains (losses) recognized during the period on trading securities	$17	$7	$(16)	$14
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	5	3	(19)	4
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$12	$4	$4	$10

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
June 30, 2020:
Derivative Assets:
Interest rate swaps	$97	$—	$97	$—	$97
Total non-VIE derivative assets	$97	$—	$97	$—	$97
Derivative Liabilities:
Credit derivatives	$1	$—	$1	$—	$1
Interest rate swaps	133	—	133	132	1
Total non-VIE derivative liabilities	$134	$—	$134	$132	$2
Variable Interest Entities Derivative Assets:
Currency swaps	$61	$—	$61	$—	$61
Total VIE derivative assets	$61	$—	$61	$—	$61
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,709	$—	$1,709	$—	$1,709
Total VIE derivative liabilities	$1,709	$—	$1,709	$—	$1,709

December 31, 2019:
Derivative Assets:
Interest rate swaps	$75	$—	$75	$—	$75
Total non-VIE derivative assets	$75	$—	$75	$—	$75
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	89	—	90	89	1
Total non-VIE derivative liabilities	$90	$—	$90	$89	$1
Variable Interest Entities Derivative Assets:
Currency swaps	$52	$—	$52	$—	$52
Total VIE derivative assets	$52	$—	$52	$—	$52
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,657	$—	$1,657	$—	$1,657
Total VIE derivative liabilities	$1,657	$—	$1,657	$—	$1,657

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $10 and $36 as of June 30, 2020 and December 31, 2019, respectively. There were no amounts held representing an obligation to return cash collateral as of June 30, 2020 and December 31, 2019.

| Ambac Financial Group, Inc. 39 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$1	$—	$(1)	$1
Interest rate swaps	Net gains (losses) on derivative contracts	2	(7)	(26)	(10)
Futures contracts	Net gains (losses) on derivative contracts	(1)	(28)	(41)	(42)
Total Non-VIE derivatives		$2	$(35)	(68)	(52)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$1	$4	17	(3)
Interest rate swaps	Income (loss) on variable interest entities	(106)	(36)	(173)	(106)
Total Variable Interest Entities		(105)	(33)	(156)	(110)
Total derivative contracts		$(103)	$(68)	$(224)	$(161)

Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at June 30, 2020, include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The gross principal notional outstanding for credit derivate contracts was $281 and $280 as of June 30, 2020 and December 31, 2019, respectively, all of which had internal Ambac ratings of AA in both periods.
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps, US Treasury futures contracts, and other derivatives, to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of June 30, 2020 and December 31, 2019 the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	June 30, 2020	December 31, 2019
Interest rate swaps—receive-fixed/pay-variable	$244	$332
Interest rate swaps—pay-fixed/receive-variable	1,065	1,261
US Treasury futures contracts—short	240	755

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of June 30, 2020 and December 31, 2019 are as follows:

	Notional
Type of VIE Derivative	June 30, 2020	December 31, 2019
Interest rate swaps—receive-fixed/pay-variable	$1,117	$1,194
Interest rate swaps—pay-fixed/receive-variable	1,074	1,176
Currency swaps	293	329
Credit derivatives	—	9

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

| Ambac Financial Group, Inc. 40 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Assurance is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.
As of June 30, 2020 and December 31, 2019, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $132 and $89, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $152 and $109, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on June 30, 2020, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S.	$(50)	$(57)	$(306)	$(121)
Foreign	17	(43)	(13)	(21)
Total	$(33)	$(100)	$(320)	$(141)

Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current taxes
U. S. federal	$—	$—	$—	$—
U.S. state and local	—	—	—	(3)
Foreign	3	28	1	34
Current taxes	3	28	1	31
Deferred taxes
Foreign	(1)	—	(6)	(1)
Deferred taxes	(1)	—	(6)	(1)
Provision for income taxes	$2	$28	$(4)	$30

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
As of December 31, 2018, Ambac Assurance generated cumulative taxable income of $1,508, leaving $2,142 of the $3,650 Allocated NOLs subject to Tolling Payments. For the year ended December 31, 2019, and six months ended June 30, 2020, Ambac Assurance generated NOLs of approximately $143 and $137, respectively, which will need to be utilized before any new Tolling Payments will be generated.
If not utilized, the NOLs will begin expiring in 2029, and will fully expire in 2040, with the exception of the tax loss generated during the six months ended June 30, 2020, of approximately $138, which if Ambac remains in a loss position at year end 2020, will expire in 2041.
As a result of positive income at Ambac Assurance in 2017, Ambac accrued $28 of tax tolling payments. In May 2018, AFG executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make

| Ambac Financial Group, Inc. 41 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

the 2017 tax tolling payment by June 1, 2018.  AFG also agreed to continue to defer receipt of the 2017 tax tolling payment from Ambac Assurance until such time as OCI consents to the payment. OCI has indicated that it will consider a number of factors, including asset quality and loss and reserve trends when considering whether or not to consent to the 2017 tax tolling payment. We can provide no assurance as to whether, or when, OCI will consent to the 2017 tax tolling payment.
Ambac's tax positions are subject to review by the OCI, which may lead to the adoption of positions that reduce the amount of tolling payments otherwise available to Ambac.
As of June 30, 2020, the remaining balance of the $3,650 NOL allocated to Ambac Assurance, and new NOLs accrued during 2019 and 2020, totaled approximately $2,423. As of June 30, 2020, the consolidated group's NOL was approximately $3,674, of which Ambac's NOL was approximately $1,251.
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
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the team of mediators designated in the

Commonwealth’s restructuring cases (the “Mediation Team“), on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the PRIFA bond trustee, all of which Defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Briefing on motions for summary judgment is expected to conclude on August 31, 2020, and a hearing is scheduled for September 23, 2020.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Convention Center District Authority (“PRCCDA”) and the PRCCDA bond trustee, all of which Defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Briefing on motions for summary judgment is expected to conclude on August 31, 2020, and a hearing is scheduled for September 23, 2020.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA“), certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which Defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Briefing on motions for summary judgment is expected to conclude on August 31, 2020, and a hearing is scheduled for September 23, 2020.
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

| Ambac Financial Group, Inc. 42 2020 Second Quarter FORM 10-Q |

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

| Ambac Financial Group, Inc. 43 2020 Second Quarter FORM 10-Q |

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
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation’s Motion to Strike Certain Provisions of the Plan Support Agreement By and Among the Financial Oversight and Management Board for Puerto Rico, Certain GO Holders, and Certain PBA Holders (Dkt. No. 13573, filed July 7, 2020) (“Amended Motion to Strike PSA”). On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds. On July 16, 2019, Ambac Assurance filed a motion to strike certain provisions of the PSA that it believes violate PROMESA, including the potential payment of a breakup fee to creditors who have supported the PSA (Dkt. No. 8020) (Original Motion to Strike PSA). On February 9, 2020, the Oversight Board executed the New PSA and on March 10, 2020, the District Court denied the Original Motion to Strike PSA without prejudice given the execution of the New PSA. On July 7, 2020, Ambac Assurance filed the Amended Motion to Strike PSA seeking similar relief with respect to the New PSA. Briefing on the Amended Motion to Strike PSA is expected to conclude on September 8, 2020.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay

Motion”). On May 30, 2019, Ambac Assurance filed a motion seeking an order that the automatic stay does not apply to certain lawsuits Ambac Assurance seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of Ambac Assurance's collateral. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On January 31, 2020, the District Court granted a motion filed by Ambac Assurance, together with Assured Guaranty Corporation, Assured Guaranty Municipal Corporation, and Financial Guaranty Insurance Company to amend the PRIFA Stay Motion in order to allow the PRIFA bond trustee to join the amended motion and to allow movants to address recent, controlling precedent from the First Circuit, and Ambac Assurance filed the amended motion the same day. On July 2, 2020, the Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which Ambac Assurance and other movants seek stay relief concluded on August 5, 2020.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, Ambac Assurance, together with Assured Guaranty Corp., Assured Municipal Corp., National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. On July 2, 2020, the Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which Ambac Assurance and other movants seek stay relief concluded on August 5, 2020.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16, 2020) (“PRCCDA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, Ambac Assurance, together with Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the PRCCDA bond trustee, filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. On July 2, 2020, the Court denied the motion to lift the stay on certain

| Ambac Financial Group, Inc. 44 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

grounds. Briefing regarding additional grounds on which Ambac Assurance and other movants seek stay relief concluded on August 5, 2020.
Ambac Assurance Corporation v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Samuel A. Ramirez & Co. Inc., Raymond James & Associates, Inc., and UBS Financial Services Inc. (Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, Case No. CV-000248923, filed February 19, 2020). On February 19, 2020, Ambac Assurance filed a complaint in the Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, against certain underwriters of Ambac-insured bonds issued by PRIFA and PRCCDA, with causes of action under the Puerto Rico civil law doctrines of actos proprios and Unilateral Declaration of Will. Ambac Assurance alleges defendants engaged in inequitable conduct in underwriting Ambac-insured bonds issued by PRIFA and PRCCDA, including failing to investigate and adequately disclose material information in the official statements for the bonds that defendants provided to Ambac Assurance regarding systemic deficiencies in the Commonwealth’s financial reporting. Ambac Assurance seeks damages in compensation for claims paid by Ambac Assurance on its financial guaranty insurance policies insuring such bonds, pre-judgment and post-judgment interest, and attorneys’ fees. On March 20, 2020, Defendants removed this case to the Title III Court. On April 20, 2020, Ambac moved to remand the case back to the Court of First Instance. Briefing on the motion to remand concluded on June 10, 2020.
Ambac Assurance Corporation v. Autopistas Metropolitanas de Puerto Rico, LLC (United States District Court, District of Puerto Rico, No. 3:20-cv-01094, filed February 19, 2020). On February 19, 2020, Ambac Assurance filed a complaint in the U.S. District Court for the District of Puerto Rico, against Autopistas Metropolitanas de Puerto Rico, LLC (“Metropistas”), which holds a concession from PRHTA for two Puerto Rico highways, PR-5 and PR-22, in connection with a 10-year extension of the concession that was entered into in April 2016. The complaint includes claims for fraudulent conveyance and unjust enrichment, alleging that the consideration paid by Metropistas for the extension was less than reasonably equivalent value and most of the benefit of such payment was received by the Commonwealth instead of PRHTA. Ambac Assurance also seeks a declaratory judgment that it has a valid and continuing lien on certain toll revenues that are being collected by Metropistas. On March 31, 2020, the Oversight Board filed a motion before the Title III Court seeking an order directing Ambac to withdraw its complaint. On April 20, 2020, the District Court ordered this case stayed pending briefing before the Title III Court on the Oversight Board’s motion to withdraw. On June 16, 2020, the Title III Court ordered Ambac Assurance to withdraw its complaint. Ambac Assurance withdrew its complaint on June 23, 2020, and noticed an appeal from the Title III Court’s order to withdraw on June 30, 2020.
Ambac Assurance Corporation v. Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 3:20-bk-00068, filed May 26, 2020). On May 26, 2020, Ambac Assurance filed an adversary complaint before the Title III Court seeking (i) a declaration that titles I, II, and III of PROMESA are unconstitutional because they violate the

Bankruptcy Clause of the U.S. Constitution (which requires all bankruptcy laws to be uniform) and (ii) dismissal of the pending Title III petitions. Defendants’ answer or other response to the adversary complaint is due on August 17, 2020.
Student Loans Exposure
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The Consumer Financial Protection Bureau (“CFPB”) filed a complaint against fifteen National Collegiate Student Loan Trusts, regarding alleged improprieties and deficiencies in servicing practices.   Simultaneous with the filing of its complaint, CFPB also filed a motion to approve a proposed consent judgment that would have granted monetary damages and injunctive relief against the Trusts. Ambac Assurance guaranteed certain securities issued by three of the Trusts and indirectly insures six other Trusts.  On September 20, 2017, Ambac Assurance filed a motion to intervene in the action, which motion was granted on October 19, 2018. Following discovery and briefing, on May 31, 2020, the District Court denied the CFPB’s motion to approve the proposed consent judgment.
On March 19, 2020, Intervenor Transworld Systems Inc. filed a motion to dismiss the action for lack of subject matter jurisdiction. On July 10, 2020, Ambac Assurance and several other intervenors filed a motion to dismiss the action for lack of subject matter jurisdiction and for failure to state a claim. Both motions to dismiss will be fully briefed on August 28, 2020. Additionally, on July 2, 2020, the CFPB submitted an application for entry of default against the Trusts.  Ambac Assurance and the Owner Trustee opposed the CFPB’s application, which remains pending.
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

| Ambac Financial Group, Inc. 45 2020 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

On the same date, the First Department denied Countrywide’s motion seeking leave to appeal, without prejudice to seeking such leave from the reissued decision and order. On January 30, 2020, Countrywide filed a new motion for leave to appeal the First Department’s denial of its motions, which Ambac Assurance opposed. On June 11, 2020, the First Department denied Countrywide’s motion for leave to appeal. On January 14, 2020, the trial court granted Ambac Assurance’s motion to supplement and amend certain of its expert reports, and expert discovery is ongoing. On June 25, 2020, the trial court scheduled trial to commence on February 22, 2021 (which could be rescheduled if the COVID-19 pandemic prevents the court system from holding jury trials or there are other intervening causes of delay).

•
Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “SDNY Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). These two actions relate to U.S. Bank National Association’s (“U.S. Bank”) acceptance of a proposed settlement in a separate litigation that U.S. Bank is prosecuting, as trustee, related to the Harborview Mortgage Loan Trust, Series 2005-10 (“Harborview 2005-10”), a residential mortgage-backed securitization for which Ambac Assurance issued an insurance policy. On March 6, 2017, U.S. Bank filed a petition commencing the Minnesota Action, a trust instruction proceeding in Minnesota state court concerning the proposed settlement, and on June 12, 2017, U.S. Bank filed an amended petition.  Ambac Assurance filed a motion to dismiss the Minnesota Action, which was denied on November 13, 2017, and the denial was affirmed on appeal. On September 6, 2018, U.S. Bank filed its Second Amended Petition, and Ambac Assurance and certain other certificateholders objected to, or otherwise responded to, the petition. Discovery in the Minnesota Action is ongoing, and the court has set October 14, 2020 as the date for the start of the trial. On June 8, 2018, Ambac Assurance filed the SDNY Action asserting claims arising out of U.S. Bank’s acceptance of the proposed settlement and treatment of trust recoveries. Ambac Assurance asserted claims for declaratory judgment, breach of contract, and breach of fiduciary duty. On July 16, 2019, the court dismissed Ambac Assurance's breach-of-contract and breach-of-fiduciary-duty claims based on U.S. Bank's acceptance of the settlement; and dismissed Ambac Assurance's declaratory judgment claims regarding the occurrence of an Event of Default and U.S. Bank's future distribution of trust recoveries through the waterfall. The court denied the motion to dismiss Ambac Assurance's breach-of-contract claims based on U.S. Bank's past distribution of trust recoveries through the waterfall. On January 17, 2020, U.S. Bank moved for summary judgment regarding the remaining claim relating to distributions. On February 7, 2020, Ambac Assurance cross-moved for summary judgment. These summary judgment motions are fully briefed.

•
In re application of Deutsche Bank National Trust Company as Trustee of the Harborview Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018 (the “Trust Instruction

Proceeding”). This action relates to Deutsche Bank National Trust Company’s (“DBNT”) proposed settlement of claims related to the Harborview Mortgage Loan Trust Series 2006-9 (“Harborview 2006-9”). On August 23, 2018, DBNT filed a Petition commencing the Trust Instruction Proceeding, seeking judicial instruction pursuant to CPLR Article 77, inter alia, to accept the proposed settlement with respect of claims relating to Harborview 2006-9.  On November 2, 2018, Ambac Assurance and other interested persons filed notices of intention to appear and answers to DBNT’s  petition. Ambac Assurance sought a period of discovery before resolution on the merits. Under the current case schedule discovery is to be completed by August 20, 2020 and merits briefing by October 19, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. (“AFG”) for the periods indicated. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K for the year ended December 31, 2019, the Cautionary Statement Pursuant To The Private Securities Litigation Reform Act Of 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q and in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2019.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of Adjusted Earnings and Adjusted Book Value, which are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying drivers of our business. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial measure and they may differ from similar reporting provided by other companies. Readers of this Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Adjusted Earnings and Adjusted Book Value are non-GAAP financial measures that adjust for the impact of certain non-recurring or non-economic GAAP accounting requirements and include the addition of certain items that the Company has or expects to realize in the future, but that are not reported under GAAP. We provide reconciliations to the most directly comparable GAAP measures; Adjusted Earnings to Net income attributable to common stockholders and Adjusted Book Value to Total Ambac Financial Group, Inc. stockholders’ equity.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform

| Ambac Financial Group, Inc. 46 2020 Second Quarter FORM 10-Q |

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of AFG’s common stock and volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation ("Ambac Assurance") and its subsidiaries or from transactions or opportunities apart from Ambac Assurance and its subsidiaries, including new business initiatives; (3) changes in Ambac’s estimated representation and warranty recoveries or loss reserves over time; (4) failure to recover claims paid on Puerto Rico exposures or incurrence of losses in amounts higher than expected; (5) adverse effects on AFG’s share price resulting from future offerings of debt or equity securities that rank senior to AFG’s common stock; (6) potential of rehabilitation proceedings against Ambac Assurance; (7) dilution of current shareholder value or adverse effects on AFG’s share price resulting from the issuance of additional shares of common stock; (8) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (9) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers, including an increased risk of loss on revenue bonds of distressed public finance issuers due to judicial decisions adverse to revenue bond holders; (10) Ambac's inability to realize the expected recoveries included in its financial statements; (11) insufficiency or unavailability of collateral to pay secured obligations; (12) credit risk throughout Ambac’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including obligations of the Commonwealth of Puerto Rico and its instrumentalities and agencies) and exposures to reinsurers; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) the risk that the Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (15) risks associated with adverse selection as Ambac’s insured portfolio runs off; (16) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured portfolio; (17) disagreements or disputes with Ambac's insurance regulators; (18) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (19) Ambac’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (20) Ambac may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (21) Ambac may not be able to generate the significant amount of cash needed to service its debt and financial obligations, and may not be able to refinance its indebtedness; (22) restrictive covenants in agreements and instruments may impair Ambac's ability to pursue or achieve its business strategies; (23) loss of control rights in transactions for which we provide insurance due to a finding that Ambac has defaulted; (24) the impact of catastrophic environmental or natural events, including catastrophic public health events like the COVID-19 pandemic, on significant portions of our insured and investment portfolios; (25) adverse tax consequences or other costs resulting from the characterization of Ambac Assurance’s surplus notes or other obligations as equity; (26) risks attendant to the change in composition of securities in Ambac’s investment portfolio; (27) changes in prevailing interest rates; (28) the expected discontinuance of the London Inter-Bank Offered Rate; (29) factors that may influence the amount of installment premiums paid to Ambac; (30) default by one or more of Ambac 's portfolio investments, insured issuers or counterparties; (31) market risks impacting assets in the Ambac’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (32) risks relating to determinations of amounts of impairments taken on investments; (33) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on Ambac’s business, operations, financial position, profitability or cash flows; (34) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (35) system security risks, data protection breaches and cyber attacks; (36) changes in accounting principles or practices that may impact Ambac’s reported financial results; (37) the economic and regulatory impact of “Brexit”; (38) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (39) Ambac’s financial position that may prompt departures of key employees and may impact the its ability to attract qualified executives and employees; (40) fluctuations in foreign currency exchange rates could adversely impact the insured portfolio in the event of loss reserves or claim payments denominated in a currency other than US dollars and the value of non-US dollar denominated securities in our investment portfolio; and (41) other risks and uncertainties that have not been identified at this time.
EXECUTIVE SUMMARY
Company Overview:
See Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q and Note 1. Background and Business Description

| Ambac Financial Group, Inc. 47 2020 Second Quarter FORM 10-Q |

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
Asset Management:
Investment portfolios are subject to internal investment guidelines, as well as limits on types and quality of investments imposed by applicable insurance laws and regulations. The investment portfolios of Ambac Assurance and Ambac UK hold fixed income securities, including distressed Ambac-insured securities, and various pooled investment funds. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further details of fixed income investments by asset category and pooled investment funds by investment type.
At June 30, 2020, Ambac and its subsidiaries owned $574 million of distressed Ambac-insured bonds, including significant concentrations of insured Puerto Rico and RMBS bonds, and excluding Ambac's holdings of secured notes issued by Ambac LSNI. Subject to applicable internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase or sell Ambac-insured securities.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. During 2020, successful risk reduction transactions included:

•	A commutation in January 2020, via a refunding, of a watch list public finance transaction with net par outstanding of $171 million at December 31, 2019;

•	A refinancing in February 2020 of an adversely classified asset-backed leasing transaction with net par outstanding of $86 million at December 31, 2019; and

•	Purchasing quota share reinsurance in June 2020 on a transportation revenue credit with net par outstanding of $33 million at December 31, 2019.
The following table provides a comparison of total, adversely classified ("ACC") and watch list credit net par outstanding in the insured portfolio at June 30, 2020 and December 31, 2019. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in millions)	June 30, 2020	December 31, 2019	Variance
Total	$35,276	$38,018	$(2,742)	(7)%
ACC	8,756	7,535	1,221	16%
Watch list	5,238	6,752	(1,514)	(22)%
The decrease in total net par outstanding resulted from active de-risking initiatives, including the transactions noted above, as well as scheduled maturities, amortizations, refundings and calls. Additionally, total net par outstanding reduced as a result of the weakening of British Pounds as compared to US Dollars.
The increase in ACC exposures is primarily due to the addition of credits impacted by COVID-19 (including $1,002 million of net par outstanding from the Watch List category), such as hotel tax, stadium, convention center and public house insured transactions, partially offset by active de-risking and paydowns or calls by issuers.
The decrease in Watch List net par outstanding resulted from active de-risking initiatives, including the transactions noted above, $970 million of net par outstanding downgraded to ACC due to COVID-19, as well as scheduled maturities, amortizations, refundings and calls.
In addition, as a result of the economic impacts from the COVID-19 pandemic, $2,686 million of net par outstanding in sectors such as mass transit, toll roads, and private higher education, among others, have been added to the Survey List. The Survey List is a categorization for enhanced monitoring of currently performing credits.
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
COVID-19
In March 2020, the outbreak of COVID-19, caused by a novel strain of the coronavirus, was recognized as a pandemic by the World Health Organization, and the outbreak is widespread globally, including in the markets in which we operate. The COVID-19 outbreak had and continues to have a notable impact on general economic conditions, including but not limited to higher unemployment; a broad based and significant decrease in asset valuations; closure or severe curtailment of the operations and hence, revenues, of many businesses and public and private enterprises to which we are directly or indirectly exposed, such as hotels, restaurants, sports and entertainment facilities, airports and other transportation facilities, and retail establishments, mostly due to shelter-in-place orders, social distancing guidelines, travel bans and restrictions, and business shutdowns. While many states eased restrictions during the later portion of the second quarter of 2020,

| Ambac Financial Group, Inc. 48 2020 Second Quarter FORM 10-Q |

various U.S. States reversed course in late June to impose or reimpose social distancing guidelines and close down businesses that had begun opening as a result of a rise in new confirmed cases of COVID-19, raising the prospect of a delayed recovery.
In addition, in March 2020 a disagreement between Russia and Saudi Arabia over oil production quotas coupled with lower global demand as a result of the COVID-19 crisis led to volatility and overall lower oil prices which continued through the second quarter of 2020.
In the U.S., monetary policy and fiscal stimulus, particularly the Coronavirus Aid, Relief and Economic Security ("CARES") Act, have temporarily helped moderate the economic impact of COVID-19, along with stimulus and other actions taken by governments outside the U.S.
Nonetheless, the U.S. and most large global economies materially contracted through the second quarter of the year. While a recovery is currently underway led by a sharp increase in retail sales in North America and the Eurozone in May and June, the trajectory and sustainability of the economic recovery is uncertain due to, among other things, the magnitude of job losses, the uncertainty or scaling back of government support measures and the rise of new COVID-19 cases in the U.S. For the Ambac insured portfolio, credit risk continues to remain elevated due to the uncertain economic recovery from the COVID-19 crisis.
COVID-19 has also impacted Ambac's operating environment. Ambac has implemented a COVID-19 response plan designed to ensure the safety of our staff and business continuity. Our employees have transitioned to working remotely while maintaining full operational capabilities. In July 2020, Ambac opened certain of its offices to allow a portion of the workforce to safely return on a voluntary basis. We have not experienced and do not anticipate incurring material net incremental operating expenditures to maintain the current operating environment. In addition to our own staff, Ambac's critical third-party service providers are operating remotely and therefore we have conducted a review of these service providers and have not presently identified or experienced any limitations or operational constraints with respect to services provided in the current circumstances. Ambac does not believe that our current operating environment has resulted in a significant change to our disclosure controls or internal controls over financial reporting.
COVID-19 has adversely impacted Ambac's financial position and results of operations as credit risk in the insured and investment portfolios has increased. The municipal, project finance, mortgage-backed and student loan sectors, as well as other asset securitizations, in particular, could be materially adversely impacted, and as a result, with the exception of the mortgage-backed sector, we have increased loss reserves across each of these and other sectors during the six months ended June 30, 2020. In the mortgage-backed sector, much lower interest rates have increased excess spread recoveries on previously paid claims and largely offset the impact of higher projected mortgage delinquencies and losses resulting from the COVID-19 pandemic. We are continuously evaluating and updating our view of the macro economic environment as well as our specific credit view of each of our insured exposures considering the significant uncertainties brought upon us by the COVID-19 pandemic. The overall financial impact from COVID-19 has been and will be a function of (i) the ability of issuers of insured obligations and other counterparties to pay their obligations when due, whether due to operational or financial reasons; (ii) the impact of changes to interest rates on policy and derivative payments; and (iii) the performance of the investment portfolio.

•
Ambac’s insurance policies will be drawn in the event that the issuers of insured obligations do not make payments on their obligations when due. As a result of the COVID-19 related economic impact on issuers and markets where Ambac provides financial guarantees; including lower tax, project, and business revenues and increases in forbearances or delinquencies on mortgage and student loan payments, we have increased our loss reserves and may further increase them in the future depending on the duration and severity of the crisis. The crisis may also impair certain issuers' ability to pay premiums owed to Ambac; however, we believe such issuers currently have the ability to continue to pay such premiums timely, but this is subject to change.

•
Ambac has exposure to reinsurance counterparties for their portions of future claim payments. Ambac has reinsured approximately 13.5% of its gross par outstanding to four reinsurance counterparties. Each of these reinsurance counterparties is experienced in the business of reinsuring and/or writing financial guaranty insurance. All have current ratings of A+ (by S&P) or better and have sufficient collateralization or replacement triggers upon downgrade. Ambac actively monitors each of these reinsurance entities and currently believes they have the ability to perform under their respective reinsurance policies, but this is subject to change.

•
Ambac is exposed to the risk that contractual counterparties (including those under our RMBS litigations and derivative counterparties) may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. At present, Ambac has no concerns about the ability of our contractual counterparties, which include certain regulated exchanges in the case of interest rate swaps and futures, to perform under their contracts, but this is subject to change.

•
Asset prices declined substantially during the first quarter, particularly in directly affected industries such as tourism, airlines, hospitality, commercial real estate and manufacturing. While Ambac does not have significant investments in these asset classes, we did experience a negative total return for the investment portfolio of approximately (4.4)% during the three month period ending March 31, 2020.  We evaluated and did not recognize credit impairments on the investment portfolio as of such date. However, in early April 2020, we monetized a material portion of our investments in certain assets classes; including corporate securities rated below the 'A' rated category, all directly owned CMBS (other than Military Housing bonds), and approximately 50% of all CLOs (all rated investment grade). While these positions were sold at a net gain, future investment losses and impairments may be possible. Asset prices partially recovered during the second quarter of 2020. Ambac recognized a total return for the investment portfolio of approximately 4.7% during the three months ended June 30, 2020.

| Ambac Financial Group, Inc. 49 2020 Second Quarter FORM 10-Q |

Given the economic uncertainties associated with the duration and effects of the COVID-19 pandemic, it is impossible to fully predict all of its consequences and, as a result, it is possible that our future operating results and financial condition may be materially adversely affected. Refer to "Financial Guarantees In Force," "Results of Operations" and "Balance Sheet Commentary" for further financial details on the current impact from COVID-19.
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
AFG:
As of June 30, 2020 the net assets of AFG were $481 million.

($ in millions)
Cash and short-term investments	$328
Other investments (1)	116
Other net assets (2)	37
Total	$481

(1)	Includes surplus notes (fair value of $57 million) issued by Ambac Assurance that are eliminated in consolidation.

(2)
Includes accruals for tolling payments from Ambac Assurance in accordance with the Amended Tax Sharing Agreement of $28 million. Refer to Note 10. Income Taxes for discussion over the timing of collection.

Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the six months ended June 30, 2020, included the following:

($ in millions)
Net income (1)	$3
Gain (loss) on foreign currency translation (net of tax)	(48)
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	11
Impact on total comprehensive income (loss)	$(34)

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
Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for further information on the impact of future currency rate changes on Ambac's financial instruments.
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
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at June 30, 2020 and December 31, 2019. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policy that insures the notes issued by Ambac LSNI as defined in Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019:

($ in millions)	June 30, 2020	December 31, 2019
Public Finance (1) (2)	$16,473	$17,653
Structured Finance	6,877	7,508
International Finance	11,926	12,857
Total net par outstanding	$35,276	$38,018

(1)	Includes $5,615 and $5,654 of Military Housing net par outstanding at June 30, 2020 and December 31, 2019, respectively.

(2)
Includes $1,105 and $1,123 of Puerto Rico net par outstanding at June 30, 2020 and December 31, 2019, respectively. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

| Ambac Financial Group, Inc. 50 2020 Second Quarter FORM 10-Q |

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at June 30, 2020:

($ in millions)		Risk Name	Country-Bond Type	Ambac Ratings (1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
IF	AUK	Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	BBB	$938	2.7%
IF	AUK	Capital Hospitals plc (3)	UK-Infrastructure	A-	828	2.3%
IF	AUK	Aspire Defence Finance plc	UK-Infrastructure	A-	799	2.3%
PF	AAC	New Jersey Transportation Trust Fund Authority - Transportation System	US-Lease and Tax-backed Revenue	BBB-	772	2.2%
IF	AUK	Anglian Water	UK-Utility	A-	770	2.2%
IF	AUK	National Grid Gas	UK-Utility	A-	711	2.0%
IF	AUK	Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	698	2.0%
IF	AUK	Ostregion Investmentgesellschaft NR 1 SA (3)	Austria-Infrastructure	BIG	663	1.9%
PF	AAC	Mets Queens Baseball Stadium Project, NY, Lease Revenue	US-Stadium Financing	BIG	540	1.5%
IF	AUK	RMPA Services plc	UK-Infrastructure	BBB+	529	1.5%
Total					$7,248	20.6%
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

Net par related to the top ten exposures reduced $392 from December 31, 2019. Exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. The decrease from 2019 was primarily related to foreign exchange and scheduled paydowns. The concentration of net par amongst the top ten (as a percentage of net par outstanding) increased slightly to 21% at June 30, 2020, from 20% at December 31, 2019. However, certain credits within the top ten have had Ambac rating downgrades since December 31, 2019, primarily related to the impact of COVID-19, including Mitchells & Butlers Finance plc, New Jersey Transportation Trust Fund Authority and Mets Queens Baseball Stadium Project. Aspire Defence Finance plc's rating at June 30, 2020, improved since December 31, 2019. The remaining insured portfolio of financial guarantees has an average net par outstanding of $32 million per single risk, with insured exposures ranging up to $492 million and a median net par outstanding of $6 million.
Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.
COVID-19
COVID-19 and the public health responses by the US federal and state governments have shut down significant portions of the US economy, including areas that Ambac's insured obligors rely upon to generate the revenues and cash flows necessary to service debts we insure. Governments outside the US, in markets in which Ambac operates, have implemented similar measures to the US. Ambac has undertaken a detailed analysis of the potential impact of the closure of certain portions of the US economy and certain other economies, including the UK, Italy, and Australia, to assess the impact of the current global economic contraction on its insured financial guarantee portfolio. The duration and depth of the economic contraction; actions such as monetary policy and fiscal stimulus, including the CARES Act in the US that was signed into law on March 27, 2020, and future fiscal stimulus programs; and our insured obligors' financial flexibility and ability to mitigate the operational and economic impact of the recession will determine the ultimate impact to Ambac's insured portfolio.
CARES Act and Other Relief Measures:
The $2.4 trillion Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") provides relief and stimulus funds for American consumers, businesses and industries impacted by COVID-19.
The CARES Act has several measures that impacted US municipalities and other borrowers, including consumers, such as mortgage and student loan borrowers, represented in our insured portfolio, including:

•	A program for direct lending, loans, loan guarantees and investments to eligible businesses, states and municipalities, including to passenger airlines and cargo airlines;

| Ambac Financial Group, Inc. 51 2020 Second Quarter FORM 10-Q |

•	A program for small business loans (Paycheck Protection Program, as amended by the Paycheck Protection Program and Health Care Enhancement Act (“PPP & HCE Act”));

•	Business tax breaks, including payroll tax deferral

•	An allocation of direct aid to state and local governments to reimburse them for the costs of dealing with COVID-19;

•	The Public Health and Social Services Fund for distribution of grants to healthcare providers and hospitals (as amended by the PPP & HCE Act);

•	Grants for transit agencies;

•	Grants for airport authorities; and

•	Direct payments to households and for unemployment insurance.
Despite the above provisions, which are designed to help mitigate the economic impact of the COVID-19 pandemic generally, the CARES Act contains certain provisions that may adversely affect Ambac.
The CARES Act temporarily suspended payments on all student loans held by the Department of Education through September 30, 2020. Although the CARES Act provision did not include the private student loans owned by special purpose entities that have their securitized obligations guaranteed by Ambac Assurance, we have incorporated into our loss reserves analysis assumptions related to increased delinquencies for borrowers with private student loans who often also have federal student loans and have elected not to pay altogether. Despite the assumed increase in delinquencies and losses related to this phenomena as well as the general deterioration in consumer credit related to the economic downturn, Ambac Assurance does not anticipate making substantial claim payments on insured student loan transactions for several years due to the structures governing the insured bonds.
Additionally, the federal government has provided temporary relief measures to which servicers of mortgage loans must adhere. The Federal Housing Administration ("FHA") of the US Department of Housing and Urban Development and the Federal Housing Finance Agency ("FHFA") are providing temporary relief measures that require mortgage loan servicers to offer relief to borrowers who suffer hardship as a result of COVID-19. The relief measures announced include moratoriums on foreclosures and evictions as well as the expansion of forbearance and subsequent repayment options. Such servicers are generally applying these guidelines to non-FHFA loans, including those loans owned by special purpose entities that have their securitized obligations guaranteed by Ambac Assurance. Moreover, several State agencies have issued similar guidance to mortgage loan servicers concerning loan forbearances and other relief for borrowers. Depending on the severity and length of the economic downturn, there may be increasing pressure to extend the duration of forbearances and subsequently to offer generous repayment plans. While the impact of these and other forbearance measures on Ambac Assurance's insured RMBS obligations are unclear, we have assumed that such measures, as well as the economic impact of the global recession, will have an adverse impact on delinquencies and home price appreciation for the mortgages that underlie our insured RMBS transactions. Consequently, we have anticipated that we will experience an increase in claim payments for certain of our insured RMBS obligations. However, we also anticipate that the significant decline in interest rates experienced during 2020 will likely generate additional excess spread recoveries on insured RMBS obligations that will likely more than compensate for such adverse effects.
In addition to, as well as in connection with the CARES Act, the Federal Reserve has implemented a number of programs to improve liquidity and the functioning of the financial markets in an effort to help mitigate the impact of the COVID-19 pandemic on financial markets and the macro economy as well as certain displaced sectors of the economy, including those in which Ambac operates, including, but not limited to:

•	$500 billion for the Municipal Liquidity Facility;

•	$750 billion for the Primary Market Corporate Credit Facility and Secondary Market Corporate Credit Facility; and

•	$100 billion in loans for the Term Asset-backed Securities Facility
In the UK all non-essential leisure, food and retail operations, including public houses were closed from March 20, 2020 as a consequence of the COVID-19 pandemic. Premises were allowed to gradually reopen from June 1, 2020 such that by July 4, 2020 the majority of outlets were permitted to reopen. The UK Government introduced a number of measures to mitigate the impact of these enforced closures including rebating employers 80% of staff salaries (up to a £2,500 per month per employee cap), tax deferrals, business loan schemes and property tax relief. These measures are slowly being withdrawn between August 1, 2020 and the end of the year.
While Ambac expects the foregoing measures to help mitigate economic damage and aid the functioning of the capital markets, Ambac's exposure to credit risk as a result of the economic fallout from the COVID-19 pandemic remains elevated, and we could experience material losses that would adversely impact our future results of operations and financial condition.
Insured Portfolio:
Ambac established a set of base case assumptions that includes a deep recession during the first half of 2020 with a modest recovery in the second half of 2020 that still leaves the U.S. with an overall contraction in GDP for the full year. Economic growth for 2021, while positive, is expected to be tempered by the continued uncertainty related to the rising infection rate of COVID-19 in the U.S. Recovery to 2019 levels of economic output are not expected until 2022. Consequently, we expect pressure will remain on U.S. states and local governments which are currently facing significant budget deficits as tax revenues have faltered as a result of COVID-19 related shutdowns, job losses and travel restrictions. State and local governments have shed an estimated 1.5 million jobs and are facing tough choices to close budget gaps, including tax increases, furloughs, public safety cuts, planned capital expenditure cuts, pension funding holidays, and other measures. In addition states may need cut aid to local municipalities that are also under pressure from lost revenues. Monetary policy and federal stimulus through the CARES Act (and potential subsequent CARES Act programs) and other programs has benefited and is expected to continue to benefit in the overall economic recovery and more specifically provide some relief to state and local governments, including to issuers of municipal debt insured by Ambac, although the sufficiency of such benefits remains uncertain.

| Ambac Financial Group, Inc. 52 2020 Second Quarter FORM 10-Q |

As part of the detailed analysis of the insured portfolio, we have identified certain Public Finance sectors that are most susceptible to potential claims or impairments as a result of a prolonged or uneven recovery from the COVID-19 crisis. Our near-term concerns are concentrated on exposures substantially reliant on narrow, economically sensitive revenue streams. The ability of issuers of these obligations to pay is expected to be stressed although several issuers expressed a willingness to use their balance sheets to support their obligations and avoid defaults in the near-term. Ambac's insured par outstanding, net of reinsurance ("NPO"), to these Public Finance sectors are as follows:

($ in millions) Market / Sector	Total NPO	Total Debt Service Due Next Twelve Months
Hotels / Convention Centers	$257	$37.3
Stadiums	634	41.7
Airports	124	22.0
Dedicated Tax	410	78.0
Higher Education Auxiliary	252	26.9
Rail / Mass Transit	328	30.1
Toll Roads / Bridges	469	35.8
Total Public Finance	$2,474	$271.8
The RMBS and student loan insured portfolios are expected to be adversely impacted by the previously mentioned forbearances and the general economic downturn. Expected to offset such impact for RMBS exposures is the benefit to excess spread within the securitization structures as a result of the significant reduction in interest rates, which will result in higher recoveries.
Ambac insured exposure includes a number of international policies where the revenue of the issuer is demand dependent.  Such transactions have been impacted by the reduction of revenue due to the COVID-19 pandemic.  Ambac and its advisors are working closely with impacted issuers to review their plans and liquidity facilities in light of these events. Ambac's NPO with respect to these international demand dependent policies are as follows:

($ in millions) Market / Sector	Total NPO	Total Debt Service Due for Twelve Months
Stadiums	$203	$23.6
Higher Education	161	8.7
Airports	192	6.0
Asset Securitizations	938	78.9
Toll Roads / Bridges	719	57.0
Total	$2,213	$174.2
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

Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,105 as of June 30, 2020. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees.
COVID-19
At this time, it remains very difficult to predict what the shape and timing of the post COVID-19 recovery will be for the Commonwealth of Puerto Rico, not least because the depth and length of COVID-19's impact is still uncertain. In the short-term, it is known that tax revenue to the Commonwealth’s general fund collections lagged projections by nearly $1.8 billion, or 16.8%, in fiscal year 2020 and were roughly $2.5 billion below fiscal year 2019 collections, according to the Puerto Rico Fiscal Agency and Financial Advisory Authority’s Treasury Single Account report, which is as of June 26, 2020. General fund collections slowed due to the COVID-19 outbreak and imposed lockdown. Separately, Puerto Rico Highways and Transportation Authority's ("PRHTA") total consolidated fiscal year 2020 revenues were $404.3 million, 36.3% lower than the $634.8 million budget projection. The underperformance was due to a variety of factors including a reduction in the traffic and toll collections due to COVID-19.
Over the longer-term, Puerto Rico's recovery profile will be impacted by a wide range of factors including, but not limited to:

•	the fiscal and monetary policies of the federal government which will shape the trajectory of the U.S. economy;

•
the speed and efficacy of targeted federal aid packages to (1) help Puerto Rico address the negative economic effects of the pandemic and (2) rebuild better and more resilient infrastructure post-Hurricanes Irma and Maria in 2017 and earthquakes in 2020;

•	supplemental Medicaid funding relief; and

•	the willingness and ability of the Commonwealth government to implement much needed fiscal and structural reforms.
Fiscal Plans
On May 27, 2020, the Oversight Board certified its own version of a new Commonwealth Fiscal Plan. The Oversight Board’s new Commonwealth Fiscal Plan purports to incorporate the impact of COVID-19 on the Commonwealth economy, and projects diminished growth, budget surplus, and debt capacity as compared to previous versions of the Commonwealth Fiscal Plan. The positive $19.7 billion 30-year cumulative surplus from the May 2019 Fiscal Plan is now a negative $22.2 billion in the new Fiscal Plan base case and negative $40 billion in the downside case. This is due to the Oversight Board’s projected impact of COVID-19 on the Puerto Rico economy and tax collections as well as related general uncertainty on the economic outlook. The Commonwealth Fiscal Plan will significantly inform the Commonwealth Plan of Adjustment, and the diminished economic performance described in the new Fiscal Plan implies worse outcomes than had been previously disclosed for creditors under the Commonwealth's Plan of Adjustment.

| Ambac Financial Group, Inc. 53 2020 Second Quarter FORM 10-Q |

On June 26, 2020, the Oversight Board certified its own version of the Fiscal Plan for PRHTA. The PRHTA Fiscal Plan states that based on cash flow projections, the existing PRHTA debt service will require significant restructuring and PRHTA’s full commitment to reforms. It's currently unclear what the Oversight Board's scope of debt restructuring will be. As for reforms, the PRHTA Fiscal Plan requires PRHTA to establish an independent board with experienced and knowledgeable directors, and requires six measures to improve revenue, including increases in toll fine collections, tolls, introduction of congestion pricing, and four measures to cut expenses, including reducing pension and employee healthcare costs.
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
Commonwealth Plan of Adjustment
On February 9, 2020, the Oversight Board announced it reached an agreement in principle ("Plan Support Agreement") with certain creditors supporting the restructuring of the Commonwealth's General Obligation and PBA debt, and intended to file an amended Plan of Adjustment ("Amended POA") reflecting the terms of this agreement. On February 28, 2020, the Oversight Board filed an Amended POA and an amended Disclosure Statement to restructure $35 billion of debt and other claims against the Commonwealth of Puerto Rico, PBA, and ERS, as well as more than $50 billion in pension liabilities. The Amended POA would reduce Commonwealth debt and other claims from $35 billion to less than $11 billion, a 70% cut and would also reduce the Commonwealth’s annual debt service by 56%. Treatment for pension claims would include a reduction in pension payments by as much as 8.5% for retirees who currently receive at least $1,200 a month, such that 60% of retirees would not face any cuts, and the establishment of a pension reserve fund to help support retirement payments in future years.
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
Currently, the schedule for confirmation proceedings regarding the Amended POA, and the hearings regarding the Disclosure Statement that must precede confirmation hearings, is not yet set. However, on July 15, 2020, the Oversight Board filed a status report in Court that included a request to provide the Court with an updated status report regarding the timeline for the debtors’ Plan of Adjustment and Disclosure Statement process by September 11, 2020. Judge Swain subsequently granted the request and directed the Oversight Board to file an updated status report, including a proposal for the debtors’ Plan and Disclosure Statement process, by September 9, 2020.
Political Developments
On July 1, 2020, Oversight Board Chairman Jose Carrion and Board member Carlos Garcia announced that they informed the White House they will not be available for re-nomination to serve another three-year term on the Oversight Board. Carrion said he is stepping down by October 5, and Garcia said he is resigning his post effective August 31. In a press conference, Carrion said he knows of “at least” one additional board member who does not intend to serve an additional term but said it is not up to him to make the announcement. It is unclear how the resignations will impact the debt restructuring process, negotiations, timing and ultimate outcome for Ambac.
Governor Vazquez has recently come under fire for her termination (on July 3, 2020) of the Secretary of the Department of Justice, which was conducting various investigations into Vazquez and her advisors. The Governor’s replacement halted all such investigations and subsequently resigned on July 8, 2020 succumbing to political pressure. On July 20, 2020 it was announced that Governor Vazquez and five officials will be subject to investigation by a special independent prosecutor regarding emergency supplies management during the series of earthquakes that occurred in early 2020. Governor Vazquez may also face an investigation into recent government contracts and related procurement of COVID-19 tests. It is unclear how these investigations may affect the outcome of the August 2020 primary, where Vazquez is competing for the party gubernatorial ticket against former Resident Commissioner Pedro Pierluisi.
Ambac Title III Litigation Update
Ambac Assurance is party to a number of litigations related to its Puerto Rico exposures, and actively participates in the Commonwealth’s Title III proceedings before the United States District Court for the District of Puerto Rico.
On January 16, 2020, Ambac Assurance filed motions which sought to lift the stay and allow Ambac and others to enforce their rights related to HTA, CCDA and PRIFA in an alternative forum. On July 2, 2020, Judge Swain issued orders denying, in large part, these motions. Supplemental briefing on the motions to lift the stay has concluded and a final decision is expected this fall. Ambac is unable to predict when and how the issues raised in these cases

| Ambac Financial Group, Inc. 54 2020 Second Quarter FORM 10-Q |

will be resolved. If Ambac Assurance is unsuccessful in any of these proceedings, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a material negative impact.
Refer to "Financial Guarantees in Force" in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2019 and Note 11. Commitments and Contingencies to the Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q for further information about Ambac's litigation relating to Puerto Rico.
Mediation
The status, timing and subject of any subsequent or future mediation discussion has not yet been publicly disclosed. However, Judge Swain issued a scheduling order on June 15, 2020, setting monthly omnibus hearings through the end of 2021. The timeline for resolution of Puerto Rico’s debt restructuring process is uncertain but may extend into 2021.
It appears the Oversight Board will attempt to move forward with the Amended POA and Plan Support Agreement in some modified form over the intermediate term. The debt restructuring process status report the Oversight Board filed with the Court on July 15, 2020 stated, “Having completed the process of certifying the Commonwealth Fiscal Plan and corresponding Budget, the Oversight Board has resumed discussions with AAFAF concerning the terms of a Plan of Adjustment and what, if any, modifications or amendments need to be proposed to the Plan of Adjustment and Disclosure Statement filed with the Court on February 28, 2020. The Oversight Board anticipates that, in the coming weeks, the Oversight Board and AAFAF shall entertain discussions with creditors (those party to the Plan Support Agreement, as amended on March 13, 2020 and April 1, 2020, as well as other parties in interest), with the guidance of the mediation team led by the Judge Barbara J. Houser, to address the new reality created by the COVID-19 pandemic. The discussions with creditors will take into account, among other things, this Court’s July 2, 2020 decisions in connection with certain motions for relief from the automatic stay filed by holders and insurers of HTA bonds, CCDA bonds, and PRIFA Rum Tax Bonds. Furthermore, the outcome of the ongoing litigation regarding the ERS bonds will guide the parties with respect to claims, if any, that may impact the revision of the Commonwealth’s proposed Plan of Adjustment. While the Oversight Board has resumed Plan discussions, because of the fluid situation on the Island, the Oversight Board is unprepared at this time to propose a schedule for the Debtors’ Plan of Adjustment and Disclosure Statement processes."
No assurances can be given that debt restructuring negotiations will be successfully concluded, that Commonwealth, Oversight Board and creditor parties will reach definitive agreements on debt restructurings, that any additional negotiated transaction, debt restructuring, definitive agreement or Plan of Adjustment will be approved by the court and completed, or that any transaction or Plan of Adjustment will not have a materially adverse impact on Ambac's financial condition or results of operations.
Federal Aid
The Commonwealth of Puerto Rico is projected to benefit from over $49 billion of federal disaster aid for infrastructure improvement initiatives or recovery efforts, as a result of the damage cause by hurricanes Irma and Maria as well as the earthquakes that began in late December 2019. To date, only about $16.5 billion of the total has been disbursed. More than $20 billion of Community Development Block Grants (CDBG) was appropriated by Congress for Puerto Rico for reconstruction following Hurricane Maria, but very little has yet been drawn down. The Department of Housing and Urban Development (HUD), which administers the CDBG program, has approved release of a second tranche of CDBG funds totaling $8.2 billion, which brings the total amount available for drawdown to nearly $10 billion (an additional roughly $10 billion has not yet been approved by HUD for release).
In order to ensure federal taxpayer dollars are spent effectively and efficiently, HUD has conditioned release of the $8.2 billion on various requirements that Puerto Rico must meet. Governor Wanda Vasquez has agreed to these requirements, which include a prohibition on any of the funds from being used to rebuild the electric grid until (and unless) HUD publishes additional requirements on such spending; overturns an executive order establishing a $15 minimum wage for government construction projects using CDBG; requires greater Puerto Rico to provide greater transparency and implement enhanced financial controls; and requires CDFBG spending plans to be submitted to the Oversight Board for determination that they are in accordance with its certified budgets and fiscal plans. HUD has also appointed a federal monitor to oversee use of CDBG funds.
The Oversight Board states, on their COVID-19 webpage, that Puerto Rico residents, businesses, and government appear to be eligible for approximately $14 billion in federal aid under the CARES Act.
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
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the six months ended June 30, 2020, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $220 million, which was impacted by lower discount rates, the continued uncertainty and volatility of the situation in Puerto Rico, including the potential impact of the COVID-19 crisis on the Commonwealth and the developing potential impact of the COVID-19 crisis on other sectors in the Domestic Public Finance insured portfolio; and loss adjustment expenses related to the cost of defending our rights and pursuing recoveries. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico and the overall uncertain impact of the COVID-19 crisis on the

| Ambac Financial Group, Inc. 55 2020 Second Quarter FORM 10-Q |

Commonwealth and the Domestic Public Finance Insured Portfolio in general. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of June 30, 2020:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$23,734	$23,734
British Pounds		£7,636	9,458
Euros		€1,520	1,708
Australian Dollars	A$	545	376
Total			$35,276

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at June 30, 2020 and December 31, 2019. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:
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

| Ambac Financial Group, Inc. 56 2020 Second Quarter FORM 10-Q |

	Net Par Outstanding
Summary of Below Investment Grade Exposure ($ in millions)	June 30, 2020	December 31, 2019
Public Finance:
Lease and tax-backed (1)	$1,235	$1,109
General obligation (1)	346	525
Housing (2)	310	311
Stadium	540	—
Transportation	41	27
Other	41	42
Total Public Finance	2,513	2,014
Structured Finance:
RMBS	3,081	3,362
Student loans	566	620
Other	10	33
Total Structured Finance	3,657	4,015
International Finance:
Other	1,480	1,455
Total International Finance	1,480	1,455
Total	$7,650	$7,484

(1)
Lease and tax-backed revenue includes $996 and $1,014 of Puerto Rico net par at June 30, 2020 and December 31, 2019, respectively. General obligation includes $109 and $109 of Puerto Rico net par at June 30, 2020 and December 31, 2019, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

(2)	Relates to military housing net par.
The increase in below investment grade exposures is primarily due the addition of certain exposures driven by the COVID-19 pandemic (lease and tax-backed, stadiums and an international structured finance exposure) partially offset by the commutation of certain general obligation exposures and the impact of foreign exchange rates resulting from the strengthening of the US Dollar.
Below investment grade exposures could continue to increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to continue to increase in the future.
RESULTS OF OPERATIONS
Net loss attributable to common stockholders for the three months ended June 30, 2020, was $35 million compared to a net loss attributable to common stockholders of $128 million for the three months ended June 30, 2019. The decreased loss was primarily driven by (i) lower insurance intangible amortization, (ii) net gain on derivative contracts in the current quarter, (iii) lower provision for income taxes, and (iv) lower operating and interest expenses, partially offset by: (a) increased losses and loss expenses, primarily due to the loss benefit in the three months ended June 30, 2019, driven by the Ballantyne commutation , (b) lower net investment income, and (c) lower net realized investment gains.

Net loss attributable to common stockholders for the six months ended June 30, 2020, was $315 million compared to a net loss attributable to common stockholders of $172 million for the six months ended June 30, 2019. The increase in loss was primarily driven by: (i) lower net investment income, (ii) lower net realized investment gains, (iii) larger net losses on derivative contracts, (iii) lower net premiums earned, (iv) lower income on variable interest entities and (v) higher loss and loss expenses, partially offset by (a) lower insurance intangible amortization, (b) lower interest and operating expenses.
A summary of our financial results is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Revenues:
Net premiums earned	$11	$8	$21	$36
Net investment income	52	86	31	141
Net realized investment gains (losses)	10	36	18	53
Net gains (losses) on derivative contracts	2	(35)	(68)	(52)
Income (loss) on variable interest entities	—	3	3	19
Expenses:
Losses and loss expenses (benefit)	16	(133)	132	(121)
Insurance intangible amortization	14	226	27	263
Operating expenses	21	29	44	54
Interest expense	58	67	122	135
Provision for income taxes	2	28	(4)	30
Net income (loss) attributable to common stockholders	$(35)	$(128)	$(315)	$(172)
Ambac's results of operations and financial position have been adversely impacted by the COVID-19 pandemic's effect on the global economy and financial markets. Significant interest rate declines during the first quarter of 2020 drove a net increase to loss reserves and losses on interest rate derivative contracts. Credit driven losses were also recognized in the three months ended March 31, 2020, within losses incurred (primarily from public finance insurance policies) and losses in counterparty credit adjustments on derivative asset valuations. Financial market disruptions were reflected through lower valuations of certain fixed income securities (recorded through other comprehensive income) and the majority of other investments (recorded through net investment income). During the second quarter of 2020, credit spreads partially recovered (impacting counterparty credit adjustments on derivative assets and valuations of investment securities). The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving in ways that are difficult or impossible to anticipate. As a result, it is possible that Ambac's results of operations and financial condition may be further adversely affected by the evolving affects of the COVID-19 pandemic. For additional information on the risks posed by

| Ambac Financial Group, Inc. 57 2020 Second Quarter FORM 10-Q |

COVID-19, refer to “Part II, Item 1A-Risk Factors” in this Quarterly Report on Form 10-Q.
During 2019, Ambac executed on a number of restructuring/commutation transactions that had significant impacts to the consolidated results of operations. As described further below, the completion of the these transactions, including the related changes to invested assets, intangible assets, loss reserves and debt of the Company, had a significant impact on the comparability of the results of operation for the three and six months ended June 30, 2020 and 2019. The most significant transactions, which are more fully discussed in "Financial Guarantees in Force" in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2019 were:
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
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2020 and 2019, respectively.
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
Net premiums earned increased $3 million and decreased $14 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of normal premiums earned by market:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Normal premiums earned
Public finance	$5	$7	$10	$15
Structured finance	2	3	4	6
International finance	3	4	6	10
Total normal premiums earned	10	14	20	30
Accelerated earnings	1	(6)	1	6
Total net premiums earned	$11	$8	$21	$36
The decrease in normal premiums earned in the three and six months ended June 30, 2020, is primarily attributable to (i) the continued runoff of the insured portfolio in all markets and (ii) changes to allowance for credit losses on premiums receivables. Ambac adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), on January 1, 2020, and will assess the allowance for credit losses on premium receivables on a quarterly basis. Prior to adoption of ASU 2016-13, Ambac assessed collectability of premium receivables in accordance with ASC 944 and recorded an allowance for uncollectible premiums. The three and six months ended June 30, 2020, includes an increase in the allowance for credit losses since adoption of CECL of $2 million and $4 million, respectively, as compared to an increase of $1 million for the three and six months ended June 30, 2019. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Public Finance normal earned premiums for the three and six months ended June 30, 2020, were also impacted by reinsurance cessions in the second half of 2019.
The increase in accelerated earnings in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, is primarily driven by negative accelerations related to the Ballantyne commutation that occurred in June 2019. The decrease in accelerated earnings in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, is primarily related to the COFINA restructuring that occurred in February 2019, partially offset by negative accelerations related to the Ballantyne commutation that occurred in June 2019.
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

| Ambac Financial Group, Inc. 58 2020 Second Quarter FORM 10-Q |

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
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Securities available-for-sale: Ambac-insured (including Secured Notes)	$16	$58	$32	$87
Securities available-for-sale and short-term other than Ambac-insured	10	20	25	38
Other investments (includes trading securities)	27	8	(25)	16
Net investment income	$52	$87	$32	$141
Net investment income decreased $34 million and $110 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. As described further below, the variances were primarily driven by pricing volatility within fund investments resulting from the impact of the COVID-19 pandemic on financial markets, a smaller allocation to higher yielding Ambac-insured securities and a lower overall invested asset base.
Other investments income (loss) increased $19 million and decreased $41 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. Other investment income (loss) for the three months ended June 30, 2020, reflects the partial recovery of fair value losses reported in the first quarter of 2020, which were primarily in hedge and other fund investments focusing on asset-backed securities, equities, high-yield, leveraged loans and private credit. The first quarter 2020 losses were driven by adverse changes in fair values stemming from an increase in risk premiums (including credit spreads) as a consequence of the economic and financial market impact of the COVID-19 pandemic. The extent of market recovery on Ambac's investments in these funds varied during the second quarter of 2020, but in aggregate returned over half of first quarter losses. Ambac currently views year-to-date unrealized losses on its fund investments as temporary, subject to any subsequent decisions to monetize certain investments in connection with changes in liquidity needs, investment strategy, market conditions, and/or other circumstances. Other investment income for the three and six months ended June 30, 2019, was driven primarily by gains on equity and high-yield and loan funds, partially offset by losses on insurance-linked securities.
Investment income from Ambac-insured securities was lower in both the three and six month periods ended June 30, 2020, compared to the prior year periods due primarily to the effects of 2019 de-risking activities and ongoing redemptions of Secured Notes issued by Ambac LSNI, LLC. Ambac's holdings of insured COFINA and Ballantyne bonds were settled in connection with the February 2019 COFINA commutation and June 2019 Ballantyne commutation, respectively. In addition to the reduced amount of holdings subsequent to these settlements, the Ballantyne transaction resulted in accelerated accretion on the bonds in the three months ended June 30, 2019, accounting for the majority of the decrease in income from Ambac-insured securities for both comparative periods. Additionally, income from Secured Notes is down as a result of early redemptions as well as lower LIBOR indexed coupon rates effective for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019.
Net investment income from available-for-sales securities other than Ambac-insured securities decreased as a result of the favorable impact on income for the three and six months ended June 30, 2019, of high yielding uninsured COFINA bonds received under the POA, as well as the impact of a smaller asset base and lower average yields in 2020. All of the uninsured COFINA bonds were sold from Ambac's non-VIE investment portfolio by December 31, 2019. Portfolio repositioning away from BBB rated corporates, commercial mortgage backed securities and certain CLOs in the second quarter of 2020 also contributed to lower net investment income from available-for-sale securities for the three months ended June 30, 2020.
Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Net gains (losses) on securities sold or called	$9	$10	$16	$30
Net foreign exchange gains (losses)	1	26	3	23
Credit impairments	—	—	—	—
Intent / requirement to sell impairments	—	—	—	—
Total net realized gains (losses)	$10	$36	$18	$53
Net realized gains on securities sold or called for the three and six months ended June 30, 2020, are primarily from sales in connection with routine portfolio management. Net realized gains on securities sold or called for the three and six months ended June 30, 2019, included $7 million and $26 million, respectively, of net gains related to the impact of the COFINA Plan of Adjustment, including sales of Ambac-insured Puerto Rico COFINA bonds and new uninsured COFINA bonds received in the commutation. Also included in realized gains for the three and six months ended June

| Ambac Financial Group, Inc. 59 2020 Second Quarter FORM 10-Q |

30, 2019, are $23 million of realized foreign exchange gains arising from the settlement of Ballantyne bonds held in the investment portfolio.
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
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts include results from the Company's interest rate derivatives portfolio and its runoff credit derivatives portfolio. The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. As forward rates and interest rate exposures elsewhere in the company have declined over the course of 2019 into the first half of 2020, the economic hedge position has been adjusted. Net gains (losses) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. Results from credit derivatives were not significant to the periods presented.
Net gains (losses) on interest rate derivatives for the three and six months ended June 30, 2020, were $1 million and $(67) million, respectively, compared to ($36) million and $(52) million for the three and six months ended June 30, 2019, respectively. The net gain for the three months ended June 30, 2020, reflects a gain from reduced counterparty credit adjustments, partially offset by the impact of interest rate movements on the portfolio. The net loss for six months ended June 30, 2020, reflects significant declines in forward interest rates, triggered by the COVID-19 pandemic, and losses from the application of counterparty credit adjustments, described further below. The net losses for three and six months ended June 30, 2019, were driven by the impact of declines in forward interest rates during the period. Net carrying costs were not significant to the periods presented.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $8 million and $(21) million for the three and six months ended June 30, 2020, respectively, and $(3) million for the three and six months ended June 30, 2019. The gain for the three months ended June 30, 2020, was driven by narrower credit spreads, in a partial reversal of first quarter 2020 results. The loss for the six months ended June 30, 2020, was driven by wider credit spreads, including the effect of a credit rating downgrade of a derivative counterparty by Ambac during the first quarter, simultaneous with an increase in the underlying asset value as interest rates declined.
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
Income (loss) on variable interest entities was a loss of less than a million and income of $3 million for the three and six months ended June 30, 2020, respectively, compared to income of $3 million and $19 million for the three and six months ended June 30, 2019, respectively. Results for the three months ended June 30, 2020, reflect the further reduction in value of net assets of a VIE driven by the ongoing shut-down of parts of the economy resulting from COVID-19. Results for the six months ended June 30, 2020, were due primarily to realized gains of $8 million on sales of assets from the COFINA Trust partially offset by the lower valuation of net assets on a VIE driven by the economic uncertainty caused by COVID-19. Results for the six months ended June 30, 2019, were driven by the $15 million gain on consolidation of the COFINA Trust.
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
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and

| Ambac Financial Group, Inc. 60 2020 Second Quarter FORM 10-Q |

warranty subrogation recoveries, net of reinsurance, of $1,731 million and $1,702 million at June 30, 2020, and December 31, 2019, respectively. The increase in these recoveries was primarily driven by lower discount rates used to discount estimated cash flows. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for more information regarding the estimation process for R&W subrogation recoveries.
The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
RMBS	$(35)	$(69)	$(118)	$(108)
Domestic Public Finance	42	50	220	120
Student Loans	4	(4)	18	(7)
Ambac UK and Other Credits	5	(111)	12	(125)
Totals (1)	$16	$(134)	$132	$(121)

(1)
Includes loss expenses incurred (benefit) of $34 and $37 for the three and six months ended June 30, 2020, respectively, and ($1) and $28 for the three and six months ended June 30, 2019, respectively.

Losses and loss expenses (benefit) for the three and six months ended June 30, 2020, were driven by the following:

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

Losses and loss expenses (benefit) for the three and six months ended June 30, 2019, were driven by the following:

•	Favorable development within Ambac UK and Other Credits primarily due to the Ballantyne commutation;

•
Favorable RMBS development as a result of credit improvement, a trustee settlement related to Lehman sponsored transactions of $19 million and the impact on excess spread from declines in interest rates; partially offset by,

•	Higher projected losses in domestic public finance driven mostly by lower discount rates and additions to Puerto Rico loss reserves.
Insurance Intangible Amortization. Insurance intangible amortization for the three and six months ended June 30, 2020, was $14 million and $27 million, respectively, a decrease of $213 million and $236 million over the three and six months ended June 30, 2019, respectively. The decrease is primarily due to accelerated amortization as a result of the Ballantyne commutation that occurred in the second quarter of 2019.

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides a summary of operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Compensation	$11	$17	$25	$32
Non-compensation	10	12	19	22
Gross operating expenses	20	29	44	54
Reinsurance commissions, net	—	—	—	—
Total operating expenses	$21	$29	$44	$54
Gross operating expenses decreased $9 million and $10 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. Operating expenses incurred relating to COVID-19 have been minimal for the three and six months ended June 30, 2020.
The decrease in operating expenses during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was due to the following:

•
Lower compensation costs primarily related to lower salaries resulting from continued right sizing of staffing levels and incentive compensation costs related to changes in performance metrics primarily impacted by the Ballantyne restructuring and

•	Lower non-compensation costs primarily due to reduced legal and consulting services.
The decrease in operating expenses during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, was due to the following:

•
Lower compensation costs primarily due to lower salaries resulting from continued right sizing of staffing levels and incentive compensation costs related to changes in performance metrics primarily impacted by the Ballantyne restructuring and

•	Lower non-compensation costs primarily due to a UK Value Added Tax (VAT) refund recognized in the six months ended June 30, 2020, and reduced consulting services.
Legal and consulting services provided for the benefit of OCI amounted to $1 million and $1 million during the six months ended June 30, 2020 and 2019, respectively.
Interest Expense. Interest expense includes accrued interest on the Ambac Note, Tier 2 Notes, surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par.

| Ambac Financial Group, Inc. 61 2020 Second Quarter FORM 10-Q |

The following table provides details by type of obligation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Surplus notes (1)	$24	$24	$50	$48
Ambac note	27	37	58	74
Tier 2 notes	7	6	14	13
Other	—	—	—	—
Total interest expense	$58	$67	$122	$135

(1)	Includes junior surplus notes
The decrease in interest expense for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, was primarily driven by optional redemptions and lower rate resets of the floating rate Ambac Note, and lower discount accretion on surplus notes, partially offset by interest compounding on the surplus notes and the Tier 2 Notes.
Surplus note principal and interest payments require the approval of OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted exceptional payments in connection with (a) increasing the percentage of deferred policy payments of the Segregated Account of Ambac Assurance from 25% to 45% in 2014 and (b) a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after consummation of the Rehabilitation Exit Transactions in 2018. In accordance with their terms, Ambac Assurance has not requested to pay interest on any junior surplus notes since their issuance.
In April 2020, OCI declined the request of Ambac Assurance to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the scheduled maturity date of June 7, 2020. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac Assurance is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $323 million and $159 million, respectively, at June 30, 2020.
Provision for Income Taxes. The provision for income taxes for the three and six months ended June 30, 2020, was $2 million and a benefit of $4 million, a decrease of $26 million and $35 million compared to the provision for income taxes reported for three and six months ended June 30, 2019. The change for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was primarily attributable to Ambac UK, which had higher taxable income in 2019 due to the Ballantyne restructuring and commutation, and a taxable loss, related to investment losses on pooled funds, in the three months ended March 31, 2020.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. ("AFG") Liquidity. AFG's liquidity is primarily dependent on its cash, investments, and net receivables totaling $481 million as of June 30, 2020, and secondarily on its expense sharing and other arrangements with Ambac Assurance.

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

| Ambac Financial Group, Inc. 62 2020 Second Quarter FORM 10-Q |

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

•
The COVID-19 pandemic has had a negative impact on Ambac's available liquidity as a consequence of the adverse reaction of the capital markets, which led to a reduction in the value and marketability of our invested assets; derivative losses, which required either timely settlement or additional collateral posting; and higher credit risk within the insured portfolio, as further described below. Nevertheless, Ambac has not yet experienced incremental demands on its liquidity, from higher claims or expenses, other than the aforementioned impact of derivatives.

•
Claim payments may increase during the global recession and COVID-19 pandemic as issuers, particularly those with revenues that will be interrupted by the effects of the pandemic, including social distancing, other restrictions on activities and the increase in unemployment, may not have sufficient cash inflows to pay debt service on Ambac-insured debt. Refer to "Financial Guarantees in Force" in this Management's Discussion and Analysis for further discussion of the potential impact of the COVID-19 pandemic on claim payments.

•
Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 13. Long-term Debt in the Notes to Consolidated Financial Statements, included in Part II, Item 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of the payment terms and conditions of the Tier 2 Notes. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined Ambac Assurance's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2020.

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
Our ability to realize RMBS representation and warranty ("R&W") subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries, including uncertainty due to delays in court proceedings as a result of the COVID-19 pandemic; intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating the amount of such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts or recover materially less than our estimated recoveries, our future available liquidity to pay claims, debt service and meet our other obligations would be reduced materially. See Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, for more information about risks relating to our RMBS R&W subrogation recoveries.
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Six Months Ended June 30,
($ in million)	2020	2019
Cash provided by (used in):
Operating activities	$(112)	$(265)
Investing activities	270	313
Financing activities	(205)	(85)
Foreign exchange impact on cash and cash equivalents	—	—
Net cash flow	$(47)	$(37)

| Ambac Financial Group, Inc. 63 2020 Second Quarter FORM 10-Q |

Operating activities
The following represents the significant cash activities during the six months ended June 30, 2020 and 2019:

•	Cash used in operating activities relating to debt service on the Ambac Note was $58 million and $74 million for the six months ended June 30, 2020 and 2019, respectively.

•	Cash used in operating activities related to interest rate derivatives was $19 million and $51 million for the six months ended June 30, 2020 and 2019, respectively.

•	Cash used by operating activities relating to operating expenses was $44 million and $46 million for the six months ended June 30, 2020 and 2019, respectively.

•	Cash provided by operating activities relating to the investment portfolio was $58 million and $73 million for the six months ended June 30, 2020 and 2019, respectively.

•	Net loss and loss expenses paid, including commutation payments, during the six months ended June 30, 2020 and 2019 are detailed below:

	Six Months Ended June 30,
($ in million)	2020	2019
Net loss and loss expenses paid (recovered):
Net losses paid (1)	$64	$298
Net subrogation received (2)	(56)	(114)
Net loss expenses paid	53	10
Net cash flow	$61	$194

(1)	Net losses paid include commutation payments of $2 and $213 for the six months ended June 30, 2020 and 2019, respectively.

(2)	For or the six months ended June 30, 2019, subrogation received includes $36 of settlement proceeds related to Lehman sponsored RMBS transactions and $23 related to the COFINA Plan of Adjustment.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim and expense payments.
Financing Activities
Financing activities for the six months ended June 30, 2020, include paydowns of the Ambac Note of $103 million and paydowns / maturities of VIE debt obligations of $99 million.
Financing activities for the six months ended June 30, 2019, include paydowns of the Ambac Note of $22 million and paydowns of VIE debt obligations of $92 million, proceeds of $19 million from the re-issuance of 1,386 shares of Ambac owned AMPS and proceeds of $12 million from issuance of Ambac UK debt.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $165 million (cash and securities collateral of $10 million and $155 million, respectively), including independent amounts, under these contracts at June 30, 2020.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets decreased by approximately $558 million from December 31, 2019, to $12,761 million at June 30, 2020, primarily due to the negative total return for the non-VIE investment portfolio, payment of loss and loss adjustment expenses, and interest and operating expenses, lower valuation of certain VIE assets caused by the economic effects of the COVID-19 pandemic, as well as the decrease to consolidated VIE assets as a result of currency changes (strengthening of the US Dollar). Other significant changes during the six months ended June 30, 2020, were higher subrogation recoverables primarily related to increases in excess spread on RMBS as a result of lower interest rates and lower premium receivables and intangible assets from the continued runoff of the financial guarantee insurance portfolio.
Total liabilities decreased by approximately $151 million from December 31, 2019, to $11,632 million as of June 30, 2020, primarily due to lower consolidated VIE liabilities as a result of price and currency changes, as noted above, and lower long-term debt due to partial redemption of the Ambac Note, partially offset by higher loss reserves and increases in interest rate derivative obligations as a result of reductions in forward interest rates.
As of June 30, 2020, total stockholders’ equity was $1,129 million, compared with total stockholders’ equity of $1,536 million at December 31, 2019. This decrease was primarily due to a Total Comprehensive Loss during 2020. The Comprehensive Loss was primarily driven by the net loss attributable to common stockholders for the six months ended June 30, 2020, of $315 million, unrealized losses on available-for-sale investment securities of $42 million and translation losses on the consolidation of AFG's foreign subsidiaries of $48 million.

| Ambac Financial Group, Inc. 64 2020 Second Quarter FORM 10-Q |

Investment Portfolio. Ambac Assurance’s investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio of primarily fixed income investments and pooled investment funds while employing asset/liability management practices to satisfy operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the jurisdictions in which it is licensed, primarily the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, which in certain instances may be exceeded with the approval of the applicable regulatory authority, Ambac Assurance opportunistically purchases or sells Ambac Assurance insured securities given their relative risk/reward characteristics. Ambac Assurance’s investment policies are subject to oversight by OCI pursuant to the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy.
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
In the second quarter of 2020, Ambac monetized a material portion of its investments in certain assets classes; including corporate securities rated below the 'A' rated category, all directly owned CMBS (other than Military Housing bonds), and approximately 50% of all CLOs (all rated investment grade) and acquired additional distressed Ambac-insured securities. These actions resulted in changes to the credit rating distribution of available-for-sale investments from December 31, 2019, to June 30, 2020, illustrated in the charts below.

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at June 30, 2020 and December 31, 2019:

($ in millions)	June 30, 2020	December 31, 2019
Fixed income securities	$2,218	$2,577
Short-term	692	653
Other investments	401	478
Fixed income securities pledged as collateral	155	85
Total investments (1)	$3,466	$3,792

(1)	Includes investments denominated in non-US dollar currencies with a fair value of £278 ($344) and €28.3 ($31.8) as of June 30, 2020, and £257 ($341) and €2 ($2) as of December 31, 2019.
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
The following table represents the fair value of other asset-backed securities, included in fixed income securities above, at June 30, 2020 and December 31, 2019, by classification:

($ in millions)	June 30, 2020	December 31, 2019
Other asset-backed securities
Military Housing	$228	$237
Other	60	50
Total other asset-backed securities	$288	$287

| Ambac Financial Group, Inc. 65 2020 Second Quarter FORM 10-Q |

The following charts provide the ratings (1) distribution of the fixed income investment portfolio based on fair value at June 30, 2020 and December 31, 2019:

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 38% and 33% of the June 30, 2020 and December 31, 2019 combined fixed income portfolio, respectively.
Premium Receivables. Ambac's premium receivables decreased to $392 million at June 30, 2020, from $416 million at December 31, 2019. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, changes to the allowance for credit losses, and changes in foreign currencies, partially offset by changes in expected and contractual cash flows and accretion of premium receivable discount.

Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$243	$243
British Pounds	£103	127
Euros	€19	22
Total		$392
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $129 million from its reinsurers at June 30, 2020.  As of June 30, 2020 and December 31, 2019, reinsurance recoverable on paid and unpaid losses were $36 million and $26 million, respectively. The increase was primarily a result of adverse development in public finance and student loan insured exposures.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of June 30, 2020 and December 31, 2019, the net insurance intangible asset was $392 million and $427 million, respectively. Other than through amortization, variance in the insurance intangible asset is solely from translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Assets and Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. Derivative assets increased from $75 million at December 31, 2019, to $97 million as of June 30, 2020. Derivative liabilities increased from $90 million at December 31, 2019, to $134 million as of June 30, 2020. The net increases resulted primarily from lower interest rates during the six months ended June 30, 2020, with the effect on assets partially offset by higher counterparty credit adjustments.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs.
The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and
| Ambac Financial Group, Inc. 66 2020 Second Quarter FORM 10-Q |

Significant Accounting Policies and Note 6. Financial Guarantee Insurance Contracts, respectively, of the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for further information on loss and loss expenses.

The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of June 30, 2020 and December 31, 2019, were $(401) million and $(482) million, respectively.

Loss and loss expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
($ in millions) Balance Sheet Line Item	Claims and Loss Expenses	Recoveries (1)
June 30, 2020:
Loss and loss expense reserves	$2,134	$(238)	$(82)	$1,814
Subrogation recoverable	120	(2,336)	—	(2,215)
Totals	$2,254	$(2,573)	$(82)	$(401)

December 31, 2019:
Loss and loss expense reserves	$1,835	$(233)	$(54)	$1,548
Subrogation recoverable	131	(2,160)	—	(2,029)
Totals	$1,966	$(2,394)	$(54)	$(482)

(1)	Present value of future recoveries includes R&W subrogation recoveries of $1,757 and $1,727 at June 30, 2020 and December 31, 2019, respectively.
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 94% of our ever-to-date insurance claims recorded, with RMBS comprising 76%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at June 30, 2020 and December 31, 2019:

	Gross Par Outstanding (1)(2)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims and Loss Expenses	Recoveries
June 30, 2020:
RMBS	$2,769	$707	$(2,193)	$(13)	$(1,499)
Domestic Public Finance	3,714	1,197	(344)	(54)	799
Student Loans	445	269	(36)	(4)	229
Ambac UK and Other Credits	896	24	—	(11)	13
Loss expenses	—	57	—	—	57
Totals	$7,824	$2,254	$(2,573)	$(82)	$(401)

December 31, 2019:
RMBS	$3,027	$634	$(2,013)	$(13)	$(1,392)
Domestic Public Finance	2,398	1,007	(344)	(36)	627
Student Loans	472	248	(36)	(4)	208
Ambac UK and Other Credits	271	4	—	(1)	3
Loss expenses	—	73	—	—	73
Totals	$6,168	$1,966	$(2,394)	$(54)	$(482)

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $866 and $35 respectively, at June 30, 2020, and $511 and $26, respectively at December 31, 2019. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.

(3)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.

| Ambac Financial Group, Inc. 67 2020 Second Quarter FORM 10-Q |

Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves (present value of expected net cash flows) are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2020, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," in Part II, Item 7 of the Company's 2019 Annual Report on Form 10-K for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes, and "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability" appearing below.
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
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, and the effect of a weakened economy characterized by growing unemployment and wage pressures. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward, are not unlikely if we used a different model or methodology to project losses.
We established a representation and warranty subrogation recovery as further discussed in Note 6. Financial Guarantee Insurance

Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation; collectability of such amounts from counterparties (and/or their respective parents and affiliates); delays in realizing such recoveries, including as a result of trial delays due to court closures related to COVID-19 or other events; intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,731 million, net of reinsurance, as of June 30, 2020, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at June 30, 2020, could be approximately $35 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1,766 million. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $40 million. Additionally, the RMBS portfolio is sensitive to the COVID-19 related forbearances and delinquencies caused by the general economic downturn. Due to the uncertainties related to the economic effects of the COVID-19 pandemic and other risks associated with RMBS, there can be no assurance that losses may not exceed our stress case estimates.
Public Finance Variability:
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also includes a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The increase in public finance gross loss reserves at June 30, 2020, as compared to December 31, 2019, was primarily related to declines in discount rates; changes in assumptions on certain credits, particularly Puerto Rico; and the adverse impact on loss reserves from the global and issuer-specific economic impact of the COVID-19 pandemic. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

| Ambac Financial Group, Inc. 68 2020 Second Quarter FORM 10-Q |

	June 30, 2020		December 31, 2019
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$1,468	$729	$1,075	$561
General obligation	614	(20)	681	(16)
Housing	456	28	457	29
Transportation revenue	231	48	88	42
Other	945	14	97	11
Total	$3,714	$799	$2,398	$627

(1)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. The COVID-19 related economic downturn has put a strain on municipal issuers, particularly those dependent upon narrow sources of revenues or dedicated taxes to support debt services, such as hotel occupancy taxes, sales taxes, parking revenues, tolls, licensing fees, etc. A prolonged recovery from the COVID-19 related economic downturn could put additional stresses on these issuers as well as other types of municipal finance issuers and result in increased defaults and potential additional losses for Ambac.
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
Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market, resulting from reduced or limited access to alternative forms of credit (such as bank loans) or other exogenous factors, such as changes in tax law that could reduce certain municipal investors' appetite for tax-exempt municipal bonds or put pressure on issuers in states with high state and local taxes. These factors as well as more recent volatility in the municipal markets as a result of the COVID-19 related economic downturn and the building budgetary pressures at the state and local level related to the cost of fighting the virus could deprive issuers access to funding at a level necessary to avoid defaulting on their obligations.
In addition, a judicial decision in connection with the PRHTA Title III proceedings could cause the loss reserves on our public finance credits to be underestimated. On January 13, 2020, the U.S. Supreme Court denied a petition for certiorari arising out of an appeal of the March 26, 2019 ruling by the U.S. Court of Appeals for the First Circuit. In the ruling, the First Circuit affirmed the decision by the U.S. District Court overseeing the PROMESA Title III proceedings for the PRHTA, which found that under Sections 928(a) and 922(d) of the U.S. Bankruptcy Code, municipal issuers of revenue bonds secured by special revenues are permitted, but not required, to apply special revenues to pay debt service on such revenue bonds during the pendency of bankruptcy proceedings for such municipal issuers. The First Circuit's decision challenges what had been a commonly understood notion in the municipal finance marketplace that municipal revenues bondholders secured by special revenues (as defined in Chapter 9 of the U.S. Bankruptcy Code) would continue to receive payment during a bankruptcy of the municipal issuer. This decision introduces uncertainty into the public finance market and it may make it more difficult for municipal instrumentalities to procure revenue bond financings in the future and increases the credit risk to bondholders of existing special revenue bonds, particularly those from weaker issuers.

| Ambac Financial Group, Inc. 69 2020 Second Quarter FORM 10-Q |

While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions, such as the developing COVID-19 related economic downturn.
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy, loss of capital markets access and the severe damage caused by hurricanes Irma and Maria and other natural disasters. These factors, taken together with the payment moratorium on debt service of the Commonwealth and its instrumentalities, ongoing PROMESA Title III proceedings, and certain other provisions under PROMESA, the potential for restructurings of debt insured by Ambac Assurance, either with or without its consent, and the possibility of protracted litigation as a result of which its rights may be materially impaired, may cause losses to exceed current reserves in a material manner. See "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for further details on the legal, economic and fiscal developments that have impacted or may impact Ambac Assurance’s insured Puerto Rico bonds. In this Form 10-Q, refer to "Financial Guarantees in Force" in Part I, Item 2 in Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 11. Commitments and Contingencies to the Unaudited Consolidated Financial Statements for further updates related to Puerto Rico.
Material additional losses on our public finance credits caused by the aforementioned factors and including the possibility of a protracted recovery related to the COVID-19 crisis would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at June 30, 2020, the possible increase in loss reserves could be approximately $1,200 million. However, there can be no assurance that losses may not exceed our stress case estimates. Among other things, this estimate includes the possibility that the amended Commonwealth plan of adjustment (as discussed above in the Financial Guarantees in Force section of this Management Discussion and Analysis) were to become effective.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors, including the COVID-19 related economic downturn. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions by the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at June 30, 2020, the possible increase in loss reserves could be approximately $30 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $20 million. Additionally, the student loan portfolio is sensitive to COVID-19 related payment moratoriums and delinquencies caused by the general economic downturn. There can be no assurance that losses may not exceed our stress case estimates.

Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $370 million greater than the loss reserves at June 30, 2020. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt:
Long-term debt consists of senior and junior surplus notes issued by Ambac Assurance, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, and Ambac UK debt issued in connection with the 2019 Ballantyne commutation. The carrying value of each of these as of June 30, 2020 and December 31, 2019 is below:

($ in millions)	June 30, 2020	December 31, 2019
Surplus notes (1)	$785	$769
Ambac note	1,659	1,763
Tier 2 notes	292	278
Ambac UK debt	13	13
Total Long-term Debt	$2,749	$2,822

(1)	Includes junior surplus notes.
The decrease in long-term debt from December 31, 2019, is primarily due to optional redemptions of $103 million of the Ambac Note, partially offset by the accretion on the carrying value of surplus notes, Tier 2 Notes and Ambac UK debt.
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

| Ambac Financial Group, Inc. 70 2020 Second Quarter FORM 10-Q |

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
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $987 million and $1,527 million at June 30, 2020, respectively, as compared to $1,088 million and $1,618 million at December 31, 2019, respectively.  As of June 30, 2020, statutory policyholder surplus and qualified statutory capital included $574 million principal balance of surplus notes outstanding, $365 million principal balance of junior surplus notes outstanding and $138 million liquidation preference of preferred stock outstanding. These surplus and junior surplus notes (including related accrued interest of $507 million that is not recorded under statutory basis accounting principles), preferred stock and all other liabilities (including insurance claims and debt issued by Ambac Assurance) are obligations that have claims on the resources of Ambac Assurance that are senior to AFG's equity and therefore impact AFG's ability to realize residual value or receive dividends from Ambac Assurance.
The significant drivers to the net decrease in policyholder surplus are primarily due to a (i) statutory net loss of $58 million for the six months ended June 30, 2020 (excluding dividends from subsidiaries); (ii) a decrease of $28 million in the fair value of pooled fund investments and investment securities that are recorded at the lower of amortized cost or fair value; and (iii) contributions to contingency reserves of $9 million.
Ambac Assurance statutory surplus is sensitive to multiple factors, including: (i) loss reserve development, (ii) approval by OCI of payments on surplus notes and junior surplus notes, (iii) ongoing interest costs associated with the Ambac Note and Tier 2 Notes, including changes to interest rates as the Ambac Note is a floating rate obligation, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of pooled fund and other investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts or receive recoveries sufficient to pay or redeem the Ambac Note and Tier 2 Notes, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed practices by the OCI.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £398 million at June 30, 2020, as compared to £387 million at December 31, 2019. At June 30, 2020, the carrying value of cash and investments was £471 million, an increase from £470 million at December 31, 2019. The increase in shareholders’ funds and cash & investments was primarily due to the continued receipt of premiums and foreign exchange gains, partially offset by losses within Ambac UK's investment portfolio and tax and other operating expense payments.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.
Available capital resources under Solvency II were a surplus of £180 million at June 30, 2020, of which £166 million were eligible to meet solvency capital requirements. This is a reduction from

| Ambac Financial Group, Inc. 71 2020 Second Quarter FORM 10-Q |

December 31, 2019, when available capital resources were a surplus of £188 million of which £178 million were eligible to meet solvency capital requirements. The eligible capital resources at June 30, 2020, and December 31, 2019, were in comparison to regulatory capital requirements of £242 million and £208 million respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £76 million and £30 million at June 30, 2020, and December 31, 2019, respectively. The deficit increased as at June 30, 2020, due to an increase in regulatory capital requirements for non-life insurers in the credit and surety line of business and due to a reduction in eligible capital resources mainly caused by the fall over the period in long term discount rates. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

| Ambac Financial Group, Inc. 72 2020 Second Quarter FORM 10-Q |

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings (loss) on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended June 30,
	2020		2019
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(35)	$(0.77)	$(128)	$(2.79)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(1)	(0.01)	—	—
Insurance intangible amortization	14	0.30	226	4.92
Foreign exchange (gains) losses	(2)	(0.04)	(11)	(0.25)
Adjusted earnings (loss)	$(24)	$(0.52)	$86	$1.88

	Six Months Ended June 30,
	2020		2019
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(315)	$(6.83)	$(172)	$(3.74)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	1	0.02	(1)	(0.01)
Insurance intangible amortization	27	0.58	263	5.72
Foreign exchange (gain) loss	(2)	(0.04)	(13)	(0.29)
Adjusted earnings (loss)	$(289)	$(6.27)	$77	$1.68
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

| Ambac Financial Group, Inc. 73 2020 Second Quarter FORM 10-Q |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	June 30, 2020		December 31, 2019
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,069	$23.34	$1,477	$32.41
Adjustments:
Non-credit impairment fair value losses on credit derivatives	1	0.03	—	0.01
Insurance intangible asset	(392)	(8.57)	(427)	(9.37)
Net unearned premiums and fees in excess of expected losses	396	8.63	414	9.09
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(109)	(2.38)	(151)	(3.31)
Adjusted book value	$965	$21.06	$1,313	$28.83
The decrease in Adjusted Book Value was primarily attributable to the Adjusted Loss for the six months ended June 30, 2020, excluding earned premium previously included in Adjusted Book Value, and the impact of changes in foreign exchange rates resulting from the strengthening of the U.S. Dollar.
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
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. As a result of declines in interest rates and increases in credit spreads during the six months ended June 30, 2020, related to the impact of the COVID-19 pandemic, along with portfolio adjustments during the period, the sensitivities of Ambac's financial instruments have changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The interest rate derivatives portfolio is managed as a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). At June 30, 2020, the interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.2 million for a 1 basis point parallel shift in USD benchmark interest rates up or down. This sensitivity is down from $0.4 million per 1 basis point shift at December 31, 2019.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at June 30, 2020:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
300 basis point rise	$18	$(503)
200 basis point rise	17	(504)
100 basis point rise	15	(506)
Base scenario	—	(521)
100 basis point decline(1)	2	(519)
200 basis point decline(1)	5	(516)

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of June 30, 2020, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.

| Ambac Financial Group, Inc. 74 2020 Second Quarter FORM 10-Q |

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
The following table summarizes the estimated change in fair values on Ambac’s net derivative liabilities assuming immediate parallel shifts in reference obligation credit spreads related to written credit derivatives and counterparty credit spreads related to uncollateralized interest rate derivatives at June 30, 2020. It is more likely that actual changes in credit spreads will vary by obligor:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
250 Basis Point Widening	$(24)	$(61)
50 Basis Point Widening	(6)	(43)
Base Scenario	—	(37)
50 basis Point Narrowing	5	(32)
250 basis Point Narrowing	25	(12)
Also included in the fair value of derivatives is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Generally, the need for an Ambac credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. As a result of runoff of uncollateralized interest rate and credit default swap liabilities, Ambac’s credit valuation adjustment included in the determination of fair value has resulted in $0.1 million reduction to derivative liabilities as of June 30, 2020. Refer to Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on measurement of the credit valuation adjustment.
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of credit spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings other than Ambac guaranteed securities at June 30, 2020. It is more likely that actual changes in credit spreads will vary by security:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
250 Basis Point Widening	$(134)	$1,895
50 Basis Point Widening	(27)	2,002
Base Scenario	—	2,029
50 Basis Point Narrowing	25	2,054
250 Basis Point Narrowing	75	2,104

Item 4.	Controls and Procedures.
In connection with the preparation of this second quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any significant change to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

| Ambac Financial Group, Inc. 75 2020 Second Quarter FORM 10-Q |

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
Risks Related to Insured Portfolio Losses
Catastrophic public health events, like the COVID-19 pandemic, that result in material disruption of economic activity can have a materially negative impact on the financial performance of issuers of public finance obligations and issuers of structured finance obligations. Such stresses could result in liquidity claims and/or permanent losses on obligations of those issuers insured by Ambac.
The emergence of the COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions that have adversely affected, and are expected to continue to materially adversely affect, our business and results of operations. Ambac insures the obligations of a number of issuers that have been, or may in the future be, substantially affected by the economic effects of COVID-19, such as municipalities and securitizations, including those backed by consumer loans such as mortgages or student loans. As described more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations, municipalities and their authorities, agencies and instrumentalities, especially those dependent on narrow revenue streams flowing from particular economic activities, have suffered, and are expected to continue to suffer, from severely depressed revenues due to shelter-in-place orders, social distancing guidelines, travel bans and restrictions, and business shutdowns as well as an economic recession brought about by the COVID-19 pandemic. Furthermore, securitizations dependent on cash flows from payments on mortgage loans, student loans or other assets have experienced, and are expected to continue to experience, shortfalls in receipts due to borrower nonpayments. See Part I, Item 2 of this Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations,Executive Summary, Financial Guarantees in Force, and Balance Sheet Commentary for further detail.
The U.S. Federal government and other governments globally have taken certain measures to aid consumers, businesses, State and local governments, and the financial markets, but the impact of such aid remains unclear. U.S. Federal and State governments and their agencies have also adopted policies or guidelines to provide emergency relief to consumers, such as limiting debt collection efforts and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees. Such policies or guidelines may be expanded over time as the economic effects of the pandemic become more well known. To the extent such measures cause greater incidences of missed mortgage loan, student loan or other debt service payments than would have occurred without governmental intervention, Ambac may experience higher losses in its insured portfolio of asset-backed securities.
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

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the second quarter of 2020. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the second quarter of 2020, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

| Ambac Financial Group, Inc. 76 2020 Second Quarter FORM 10-Q |

	April 2020	May 2020	June 2020	Second Quarter 2020
Total Shares Purchased (1)	—	22,579	—	22,579
Average Price Paid Per Share	$—	$13.67	$—	$13.67
Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	—	—	—	—
Maximum Number of Shares That may Yet be Purchased Under the Plan	—	—	—	—

(1)	There were no other repurchases of equity securities made during the three months ended June 30, 2020. Ambac does not have a stock repurchase program.

Item 3.	Defaults Upon Senior Securities — No matters require disclosure.

Item 5.	Other Information
Compensatory Arrangements of Certain Officers
On August 3, 2020, the Compensation Committee of the AFG Board approved certain amendments to the employment agreement of Claude LeBlanc to provide that Mr. LeBlanc would be eligible to receive an enhanced severance payment if his employment is terminated by the Company other than for “cause” (including notice of non-renewal by the Company) or Mr. LeBlanc terminates his employment for “good reason” in contemplation of and no more than 120 days prior to, or one year following the occurrence of, a “Change in Control” (as defined in his employment agreement). In that event, the multiplier used to determine the severance payment that Mr. LeBlanc would otherwise be entitled to receive shall be 2.5 x instead of 2.0 x the sum of (a) one year’s base salary and (b) the amount equal to the annual target incentive award for the calendar year in which the date of termination occurs. The foregoing description of the amendments to Mr. LeBlanc’s employment agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amended and Restated Employment Agreement dated as of August 3, 2020 by and among AFG, AAC and Claude LeBlanc, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, and is incorporated into this filing by reference.

Item 6.	Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
10.1+	Form of 2020 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and the members of its Board of Directors.
10.2+	Amended and Restated Employment Agreement dated August 3, 2020 by and among Ambac Financial Group, Inc, Ambac Assurance Corporation and Claude LeBlanc.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.

| Ambac Financial Group, Inc. 77 2020 Second Quarter FORM 10-Q |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	August 6, 2020	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

| Ambac Financial Group, Inc. 78 2020 Second Quarter FORM 10-Q |