Form 10-Q
period 2020-09-30
AMBAC FINANCIAL GROUP INC
filed 2020-11-09
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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
As of November 6, 2020, 45,809,139 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries		3	Quantitative and Qualitative Disclosures About Market Risk	76
	Consolidated Balance Sheets (Unaudited)	1	4	Controls and Procedures	77
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	2
	Consolidated Statements of Stockholders' Equity (Unaudited)	3	PART II. OTHER INFORMATION
	Consolidated Statements of Cash Flows (Unaudited)	4	1	Legal Proceedings	78
	Notes to Unaudited Consolidated Financial Statements	5	1A	Risk Factors	78
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	47	2	Unregistered Sales of Equity Securities and Use of Proceeds	79
	Cautionary Statement Pursuant To The Private Securities Litigation Reform Act Of 1995	47	3	Defaults Upon Senior Securities	79
	Executive Summary	48	5	Other Information	79
	Critical Accounting Policies and Estimates	51	6	Exhibits	79
	Financial Guarantees in Force	51	SIGNATURES		80
	Results of Operations	58
	Liquidity and Capital Resources	64
	Balance Sheet	66
	Variable Interest Entities	73
	Accounting Standards	73
	Ambac Assurance Statutory Basis Financial Results	73
	Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	74
	Non-GAAP Financial Measures	74

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions, except share data) (September 30, 2020 (Unaudited))	2020	2019
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $2,176 and $2,450)	$2,311	$2,577
Short-term investments pledged as collateral, at fair value (amortized cost of $152 and $85)	152	85
Short-term investments, at fair value (amortized cost of $586 and $653)	586	653
Other investments (includes $453 and $432 at fair value)	502	478
Total investments (net of allowance for credit losses of $0 at September 30, 2020)	3,551	3,792
Cash and cash equivalents	37	24
Restricted cash	10	55
Premium receivables (net of allowance for credit losses of $18 at September 30, 2020)	372	416
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 at September 30, 2020)	37	26
Deferred ceded premium	73	82
Subrogation recoverable	2,194	2,029
Derivative assets	95	75
Current taxes	2	11
Insurance intangible asset	383	427
Other assets	60	95
Variable interest entity assets:
Fixed income securities, at fair value	3,160	3,121
Restricted cash	2	2
Loans, at fair value	2,783	3,108
Derivative assets	53	52
Other assets	1	3
Total assets	$12,812	$13,320
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$468	$518
Loss and loss expense reserves	1,801	1,548
Ceded premiums payable	27	29
Deferred taxes	28	32
Long-term debt	2,737	2,822
Accrued interest payable	499	441
Derivative liabilities	126	90
Other liabilities	91	93
Variable interest entity liabilities:
Accrued interest payable	—	1
Long-term debt (includes $4,002 and $4,351 at fair value)	4,169	4,554
Derivative liabilities	1,771	1,657
Total liabilities	11,718	11,783
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,865,081 and 45,571,743	—	—
Additional paid-in capital	240	232
Accumulated other comprehensive income (loss)	22	42
Retained earnings	773	1,203
Treasury stock, shares at cost: 55,942 and 16,343	(1)	—
Total Ambac Financial Group, Inc. stockholders’ equity	1,035	1,477
Noncontrolling interest	60	60
Total stockholders’ equity	1,095	1,536
Total liabilities and stockholders’ equity	$12,812	$13,320
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 1 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share data)	2020	2019	2020	2019
Revenues:
Net premiums earned	$15	$10	$36	46
Net investment income	37	45	69	186
Net realized investment gains (losses)	2	18	20	71
Net gains (losses) on derivative contracts	7	(10)	(61)	(61)
Other income	2	141	2	133
Income (loss) on variable interest entities	—	11	3	30
Total revenues	62	216	68	406
Expenses:
Losses and loss expenses (benefit)	83	37	216	(84)
Insurance intangible amortization	14	17	41	280
Operating expenses	23	26	67	80
Interest expense	50	67	172	202
Total expenses	170	147	495	478
Pre-tax income (loss)	(108)	69	(427)	(72)
Provision (benefit) for income taxes	—	3	(5)	33
Net income (loss) attributable to common stockholders	$(108)	$66	$(423)	$(106)
Other comprehensive income (loss), after tax:
Net income (loss)	$(108)	$66	$(423)	$(106)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $—, $1, $1 and $(7)	42	31	1	103
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $—, $— and $—	29	(24)	(20)	(28)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $—, $—, $— and $—	—	—	2	—
Changes to postretirement benefit, net of income tax provision (benefit) of $—, $—, $— and $—	—	—	(3)	—
Total other comprehensive income (loss), net of income tax	71	7	(20)	75
Total comprehensive income (loss) attributable to common stockholders	$(37)	$73	$(442)	$(30)
Net income (loss) per share attributable to common stockholders:
Basic	$(2.33)	$1.44	$(9.16)	$(2.30)
Diluted	$(2.33)	$1.41	$(9.16)	$(2.30)
Weighted average number of common shares outstanding:
Basic	46,178,730	45,997,694	46,135,399	45,939,284
Diluted	46,178,730	47,020,058	46,135,399	45,939,284
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 2 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at June 30, 2020	$1,129	$881	$(48)	$—	$—	$237	$(1)	$60
Total comprehensive income (loss)	(37)	(108)	71	—	—	—	—	—
Stock-based compensation	3	—	—	—	—	3	—	—
Cost of shares (acquired) issued under equity plan	—	—	—	—	—	—	—	—
Balance at September 30, 2020	$1,095	$773	$22	$—	$—	$240	$(1)	$60

Balance at June 30, 2019	$1,553	$1,247	$19	$—	$—	$227	$—	$60
Total comprehensive income (loss)	73	66	7	—	—	—	—	—
Stock-based compensation	2	—	—	—	—	2	—	—
Balance at September 30, 2019	$1,629	$1,313	$26	$—	$—	$229	$—	$60

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2020	$1,536	$1,203	$42	$—	$—	$232	$—	$60
Total comprehensive income (loss)	(442)	(423)	(20)	—	—	—	—	—
Adjustment to initially apply ASU 2016-13	(4)	(4)	—	—	—	—	—	—
Stock-based compensation	8	—	—	—	—	8	—	—
Cost of shares (acquired) issued under equity plan	(3)	(2)	—	—	—	—	(1)	—
Balance at September 30, 2020	$1,095	$773	$22	$—	$—	$240	$(1)	$60

Balance at January 1, 2019	$1,633	$1,421	$(49)	$—	$—	$219	$—	$41
Total comprehensive income (loss)	(30)	(106)	75	—	—	—	—	—
Stock-based compensation	10	—	—	—	—	10	—	—
Cost of shares (acquired) issued under equity plan	(3)	(3)	—	—	—	—	—	—
Exchange of auction market preferred shares	19	—	—	—	—	—	—	19
Balance at September 30, 2019	$1,629	$1,313	$26	$—	$—	$229	$—	$60
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 3 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(423)	$(106)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of bond premium and discount	(12)	(59)
Share-based compensation	8	10
Deferred income taxes	(5)	(3)
Current income taxes	9	28
Unearned premiums, net	(40)	(118)
Losses and loss expenses, net	78	(461)
Ceded premiums payable	(2)	(3)
Premium receivables	44	81
Accrued interest payable	69	65
Amortization of insurance intangible assets	41	280
Net mark-to-market (gains) losses	1	(1)
Net realized investment gains	(20)	(71)
Variable interest entity activities	(3)	(30)
Derivative assets and liabilities	15	5
Other, net	72	87
Net cash used in operating activities	(167)	(296)
Cash flows from investing activities:
Proceeds from sales of bonds	974	1,052
Proceeds from matured bonds	105	317
Purchases of bonds	(844)	(866)
Proceeds from sales of other invested assets	377	73
Purchases of other invested assets	(425)	(135)
Change in short-term investments	67	(235)
Change in cash collateral receivable	(2)	75
Proceeds from paydowns of consolidated VIE assets	142	512
Other, net	2	—
Net cash provided by (used in) investing activities	396	791
Cash flows from financing activities:
Proceeds from issuance of Ambac UK debt	—	12
Paydowns of Ambac note	(115)	(29)
Issuance of auction market preferred shares of Ambac Assurance	—	19
Tax payments related to shares withheld for share-based compensation plans	(3)	(3)
Payments of consolidated VIE liabilities	(143)	(510)
Net cash used in financing activities	(260)	(511)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Net cash flow	(31)	(16)
Cash, cash equivalents, and restricted cash at beginning of period	81	83
Cash, cash equivalents, and restricted cash at end of period	$50	$68
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 4 2020 Third Quarter FORM 10-Q |

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
AFG’s insurance subsidiary, Ambac Assurance Corporation (“Ambac Assurance" or "AAC") and its subsidiary, Ambac Assurance UK Limited (“Ambac UK”), are both financial guarantee insurance companies in run-off. Ambac Assurance and Ambac UK's outstanding insurance policies generally guarantee payment when due of the principal and interest on the obligations guaranteed.
During the three month period ended September 30, 2020, AFG acquired its insurance subsidiary, Everspan Insurance Company ("Everspan"), from AAC repositioning it as a subsidiary of a new intermediary holding company that is directly owned by AFG. This was done in an effort to optimize the legal organization structure to support potential new property and casualty insurance business initiatives.
Management reviews financial information, allocates resources and measures financial performance on a consolidated basis. As a result, the Company has a single reportable segment.
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize shareholder value through executing the following key strategies:
•Active runoff of Ambac Assurance and its subsidiaries through transaction terminations, policy commutations, reinsurance, settlements and restructurings, with a focus on our watch list credits and known and potential future adversely classified credits, that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;
•Ongoing rationalization of Ambac's capital and liability structures;
•Loss recovery through active litigation management and exercise of contractual and legal rights;
•Ongoing review of the effectiveness and efficiency of Ambac's operating platform; and
•Evaluation of opportunities in certain business sectors that meet acceptable criteria that will generate long-term stockholder value with attractive risk-adjusted returns.
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
| Ambac Financial Group, Inc. 5 2020 Third Quarter FORM 10-Q |

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
Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2020, may not be indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019, consolidated balance sheet was derived from audited financial statements.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $2 and $19 for the nine months ended September 30, 2020 and 2019, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.
| Ambac Financial Group, Inc. 6 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30,
	2020	2019
Cash paid during the period for:
Income taxes	$11	$11
Interest on long-term debt	83	110
Non-cash financing activities:
Exchange of investments in Puerto Rico COFINA bonds for new bonds issued in the Plan of Adjustment	$—	$510

	September 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$37	$52
Restricted cash	10	13
Variable Interest Entity Restricted cash	2	3
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$50	$68

Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Adopted Accounting Standards:
Effective January 1, 2020, the Company adopted the following accounting standards:
Measurement of Credit Losses on Financial Instruments (CECL)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief; and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (collectively the Current Expected Credit Loss standard or "CECL")
The new CECL standard affects how reporting entities measure credit losses for financial assets that are not accounted for at fair value through net income. For Ambac, these financial assets include available-for-sale debt securities and amortized cost assets, specifically premium receivables, reinsurance recoverables and loans. CECL does not apply to recoveries of previously paid losses on financial guarantee insurance contracts accounted for under ASC 944 nor does it apply to equity method investments accounted for under ASC 323.
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
Ambac has made certain accounting policy elections related to accrued interest receivable ("AIR") for available-for-sale investments under CECL, which are consistent with past practices under prior GAAP. Elections include: i) not measuring AIR for credit impairment, instead AIR is written off when it becomes 90 days past due; ii) writing off AIR by reversing interest income; iii) presenting AIR separately in Other Assets on the balance sheet and iv) excluding AIR from amortized cost balances in
| Ambac Financial Group, Inc. 7 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
required CECL disclosures found in Note 8. Investments. AIR at September 30, 2020 was $10.
Refer to Note 8. Investments for further credit impairment disclosures.
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
Refer to Note 6. Financial Guarantee Insurance Contracts for further credit impairment disclosures.
Fair Value Measurement Disclosures
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modified various disclosure requirements on fair value measurements. Relevant disclosures that were removed, modified and added are as follows:
•Removals: 1) Amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) Policy for timing of transfers between levels, and 3) Valuation processes for Level 3 fair value measurements.
•Modifications: 1) For investments in certain entities that calculate net asset value, disclosures are required for the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse, only if the investee has communicated the timing to the reporting entity or publicly announced it and 2) Clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and not possible future changes.
•Additions: 1) Changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and 2) Range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Alternatively, an entity may disclose other quantitative information (such as the median or arithmetic average) if it determines that it is a more reasonable and rational method to reflect the distribution of unobservable inputs used.
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
Refer to Note 7. Fair Value Measurements for further disclosures.
VIE Related Party Guidance
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities. To determine whether a decision-
| Ambac Financial Group, Inc. 8 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
making fee is a variable interest, under the new guidance a reporting entity must consider indirect interests held through related parties under common control on a proportional basis rather than as a direct interest in its entirety (as was previously required under prior GAAP). These amendments create alignment between determining whether a decision making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a VIE. Adoption of this ASU did not impact Ambac's financial statements.
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
•Ambac provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs ("FG VIEs");
•Ambac sponsors special purpose entities that issued notes to investors for various purposes; and
•Ambac is an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE.
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
•We determined that Ambac’s subsidiaries generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). As further described below, Ambac consolidates certain FG VIEs in cases where we also have the power to direct the activities that most significantly impact the VIE’s economic performance due to one or more of the following: (i) the transaction experiencing deterioration and breaching performance triggers, giving Ambac the ability to exercise certain control rights, (ii) Ambac being involved in the design of the VIE and receiving control rights from its inception, such as may occur from loss remediation activities, or (iii) the transaction not experiencing deterioration, however due to the passive nature of the VIE, Ambac's contingent control rights upon a future breach of performance triggers is considered to be the power over the most significant activity.
•A VIE is deconsolidated in the period that Ambac no longer has such control rights, which could occur in connection with the execution of remediation activities on the transaction or amortization of insured exposure, either of which may reduce the degree of Ambac’s control over a VIE.
•Assets and liabilities of FG VIEs that are consolidated are reported within Variable interest entity assets or Variable interest entity liabilities on the Consolidated Balance Sheets.
•The election to use the fair value option is made on an instrument by instrument basis. Ambac has elected the fair value option for consolidated FG VIE financial assets and financial liabilities, except in cases where Ambac was involved in the design of the VIE and was granted control rights at its inception.
◦When the fair value option is elected, changes in the fair value of the FG VIE's financial assets and liabilities
| Ambac Financial Group, Inc. 9 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss), except for the portion of the total change in fair value of financial liabilities caused by changes in the instrument-specific credit risk which is presented separately in Other comprehensive income (loss).
◦In cases where the fair value option has not been elected, the FG VIE's invested assets are fixed income securities and are considered available-for-sale as defined by the Investments - Debt Securities Topic of the ASC. These assets are reported in the financial statements at fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income in Stockholders' Equity. The financial liabilities of these FG VIEs consist of long term debt obligations and are carried at par less unamortized discount. Income from the FG VIE's available-for-sale securities (including investment income, realized gains and losses and credit impairments as applicable) and interest expense on long term debt are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).
•Upon initial consolidation of a FG VIE, Ambac recognizes a gain or loss in earnings for the difference between: (i) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and (ii) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a FG VIE, we recognize a gain or loss for the difference between: (i) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and (ii) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).
•The impact of consolidating such FG VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated FG VIEs and Ambac’s operating subsidiaries and the inclusion of the FG VIE’s third party assets and liabilities. For a financial guarantee insurance policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services – Insurance Topic of the ASC. Consequently, upon consolidation, Ambac eliminates the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets. Such insurance assets and liabilities may include premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable, unearned premiums, loss and loss expense reserves, ceded premiums payable and insurance intangible assets. For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation.
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
| Ambac Financial Group, Inc. 10 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and Ambac Assurance:

	September 30, 2020			December 31, 2019
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
Fixed income securities, at fair value:
Corporate obligations, fair value option	$3,029	$—	$3,029	$2,957	$—	$2,957
Municipal obligations, available-for-sale (1)	—	131	131	—	164	164
Total FG VIE fixed income securities, at fair value	3,029	131	3,160	2,957	164	3,121
Restricted cash	1	1	2	1	1	2
Loans, at fair value (2)	2,783	—	2,783	3,108	—	3,108
Derivative assets	53	—	53	52	—	52
Other assets	—	1	1	1	2	3
Total FG VIE assets	$5,865	$133	$5,998	$6,119	$167	$6,286

Accrued interest payable	$—	$—	$—	$1	$—	$1
Long-term debt:
Long-term debt, at fair value (3)	4,002	—	4,002	4,351	—	4,351
Long-term debt, at par less unamortized discount	—	167	167	—	203	203
Total long-term debt	4,002	167	4,169	4,351	203	4,554
Derivative liabilities	1,771	—	1,771	1,657	—	1,657
Total FG VIE liabilities	$5,773	$167	$5,940	$6,009	$203	$6,212
Number of FG VIEs consolidated	5	1	6	6	1	7
(1)Available-for-sale FG VIE fixed income securities consist of municipal obligations with an amortized cost basis of $112 and $139, and aggregate gross unrealized gains of $19 and $25 at September 30, 2020 and December 31, 2019, respectively. All such securities had contractual maturities due after ten years as of September 30, 2020.
(2)The unpaid principal balances of loan assets carried at fair value were $2,450 as of September 30, 2020 and $2,618 as of December 31, 2019.
(3)The unpaid principal balances of long-term debt carried at fair value were $3,604 as of September 30, 2020 and $3,800 as of December 31, 2019.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net change in fair value of VIE assets and liabilities reported under the fair value option	$(1)	$2	$(3)	$7
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	—	—	(2)	—
Net change in fair value of VIE assets and liabilities reported in earnings	—	2	(5)	6
Investment income on available-for-sale securities	2	3	5	8
Net realized investment gains (losses) on available-for-sale securities	—	12	8	13
Interest expense on long-term debt carried at par less unamortized cost	(1)	(3)	(5)	(9)
Other expenses	—	—	—	(1)
Gain (loss) from consolidating FG VIEs	—	—	—	15
Gain (loss) from de-consolidating FG VIEs	—	(2)	—	(2)
Income (loss) on variable interest entities	$—	$11	$3	$30
Ambac did not consolidate any new VIE for the three and nine months ended September 30, 2020. Ambac deconsolidated no VIE for the three months ended September 30, 2020, one VIE for the nine months ended September 30, 2020, and one VIE for the three and nine months ended September 30, 2019. These VIEs were deconsolidated as a result of the financial guarantee policy termination or guaranteed bond retirement, and resulted in the gain (loss) on deconsolidation noted in the above table.
| Ambac Financial Group, Inc. 11 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of September 30, 2020 and December 31, 2019:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
September 30, 2020:
Global structured finance:
Mortgage-backed—residential	$4,535	$2,063	$604	$—
Other consumer asset-backed	1,120	26	240	—
Other commercial asset-backed	52	3	1	—
Other	991	—	15	8
Total global structured finance	6,698	2,093	860	8
Global public finance	22,183	268	316	(1)
Total	$28,881	$2,361	$1,177	$7

December 31, 2019:
Global structured finance:
Mortgage-backed—residential	$5,373	$1,913	$523	$—
Other consumer asset-backed	1,373	31	216	—
Other commercial asset-backed	314	9	6	—
Other	1,107	7	18	8
Total global structured finance	8,165	1,961	762	8
Global public finance	23,341	287	321	—
Total	$31,506	$2,247	$1,083	$7
(1)Maximum exposure to loss represents the maximum future payments of principal and interest on insured obligations and derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)Insurance assets represent the amount included in “Premium receivables” and “Subrogation recoverable” for financial guarantee insurance contracts on Ambac’s Consolidated Balance Sheets.
(3)Insurance liabilities represent the amount included in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee insurance contracts on Ambac’s Consolidated Balance Sheets.
(4)Net derivative assets (liabilities) represent the fair value recognized on credit derivative contracts and interest rate swaps on Ambac’s Consolidated Balance Sheets.
Ambac Sponsored Non-consolidated VIEs:
In 1994, Ambac established a VIE to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order, as discussed above. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. At
September 30, 2020 and December 31, 2019, the fair value of this entity was $2 and $3, respectively, and is reported within Other assets on the Consolidated Balance Sheets.
•Total principal amount of debt outstanding was $392 and $403 at September 30, 2020 and December 31, 2019, respectively. In each case, Ambac sold assets to this entity, which are composed of utility obligations with a weighted average rating of BBB+ at September 30, 2020, and weighted average life of 0.4 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of September 30, 2020, Ambac Assurance had financial
| Ambac Financial Group, Inc. 12 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.
•Insurance premiums paid to Ambac Assurance by this entity are earned in a manner consistent with other insurance policies, over the risk period. Additionally, any losses incurred on such insurance policies are included in Ambac’s Consolidated Statements of Total Comprehensive Income (Loss). Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by Ambac Assurance by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its owner trust certificate as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income (loss): Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $49 and $46 as of September 30, 2020 and December 31, 2019, respectively.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, LLC ("Ambac LSNI"). Ambac LSNI issued Secured Notes in connection with the Rehabilitation Exit Transactions. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its holdings of Secured Notes within Fixed Income Securities in the Consolidated Balance Sheets. The carrying value of Secured Notes held by Ambac was $470 and $535 at September 30, 2020 and December 31, 2019, respectively. Ambac's debt obligation to the VIE (the Ambac Note) had a carrying value of $1,648 and $1,763 at September 30, 2020 and December 31, 2019, respectively, and is reported within Long-term debt on the Consolidated Balance Sheets.
4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended September 30, 2020:
Beginning Balance	$109	$6	$(164)	$—	$(48)
Other comprehensive income (loss) before reclassifications	45	—	29	—	74
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	—	—	(3)
Net current period other comprehensive income (loss)	42	—	29	—	71
Balance at September 30, 2020	$152	$6	$(135)	$—	$22

Three Months Ended September 30, 2019:
Beginning Balance	$157	$9	$(145)	$(2)	$19
Other comprehensive income (loss) before reclassifications	50	—	(24)	—	26
Amounts reclassified from accumulated other comprehensive income (loss)	(18)	—	—	—	(19)
Net current period other comprehensive income (loss)	31	—	(24)	—	7
Balance at September 30, 2019	$189	$9	$(169)	$(2)	$26
| Ambac Financial Group, Inc. 13 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Nine Months Ended September 30, 2020:
Beginning Balance	$151	$8	$(116)	$(2)	$42
Other comprehensive income (loss) before reclassifications	20	(2)	(20)	—	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	(1)	—	2	(18)
Net current period other comprehensive income (loss)	1	(3)	(20)	2	(20)
Balance at September 30, 2020	$152	$6	$(135)	$—	$22

Nine Months Ended September 30, 2019:
Beginning Balance	$86	$9	$(142)	$(2)	$(49)
Other comprehensive income before reclassifications	174	1	(28)	—	147
Amounts reclassified from accumulated other comprehensive income	(71)	(1)	—	—	(72)
Net current period other comprehensive income	$103	$—	$(28)	$—	$75
Balance at September 30, 2019	$189	$9	$(169)	$(2)	$26
(1)All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(2)	$(20)	$(20)	$(77)	Net realized investment gains (losses) and other-than-temporary impairment losses
	—	1	1	6	Provision for income taxes
	$(2)	$(18)	$(19)	$(71)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	$(1)	$(1)	Other income
Actuarial (losses)	—	—	—	—	Other income
	—	—	(1)	(1)	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$—	$(1)	$(1)	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$—	$—	$2	$—	Credit Risk Changes of Fair Value Option Liabilities
	—	—	—	—	Provision for income taxes
	$—	$—	$2	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(3)	$(19)	$(18)	$(72)	Net of tax and noncontrolling interest

5. NET INCOME PER SHARE
As of September 30, 2020, 45,809,139 shares of Ambac's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,749 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares outstanding increased by 253,739 during the nine months ended September 30, 2020, primarily due to settlements of employee restricted and performance stock units.
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units (together, "Basic Weighted Average Shares Outstanding").
| Ambac Financial Group, Inc. 14 2020 Third Quarter FORM 10-Q |

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

The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average shares outstanding	46,178,730	45,997,694	46,135,399	45,939,284
Effect of potential dilutive shares (1):
Stock options	—	—	—	—
Warrants	—	450,384	—	—
Restricted stock units	—	78,751	—	—
Performance stock units (2)	—	493,229	—	—
Diluted weighted average shares outstanding	46,178,730	47,020,058	46,135,399	45,939,284
Anti-dilutive shares excluded from the above reconciliation:
Stock options	16,667	16,667	16,667	16,667
Warrants	4,877,749	—	4,877,754	4,877,783
Restricted stock units	333,526	—	286,279	249,025
Performance stock units (2)	972,138	—	932,777	748,700
(1)    For the three and nine months ended September 30, 2020, and the nine months ended September 30, 2019, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.
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
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates. The weighted average risk-free rate at September 30, 2020 and December 31, 2019, was 2.2% and 2.4%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2020 and December 31, 2019, was 8.5 years and 8.5 years years, respectively.
Below is the gross premium receivable roll-forward for the respective periods, net of allowance for credit losses:

	Nine Months Ended September 30,
	2020	2019
Beginning premium receivable	$416	$495
Adjustment to initially apply ASU 2016-13	(3)	—
Premium receipts	(36)	(37)
Adjustments for changes in expected and contractual cash flows (1)	(4)	(33)
Accretion of premium receivable discount	7	9
Deconsolidation of certain VIEs	—	3
Changes to allowance for credit losses	(5)	(7)
Other adjustments (including foreign exchange)	(2)	(16)
Ending premium receivable (2)	$372	$415
(1)    Adjustments for changes in expected and contractual cash flows primarily due to reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.
(2)    Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros.
| Ambac Financial Group, Inc. 15 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
At September 30, 2020 and 2019, premium receivables include British Pounds of $112 (£87) and $124 (£101), respectively, and Euros of $21 (€18) and $22 (€20), respectively.
When a bond issue insured by Ambac Assurance has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three and nine months ended September 30, 2020, was $5 and $6, respectively and for the three and nine months ended September 30, 2019, was $2 and $8.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended September 30,
	2020		2019
	Written	Earned	Written	Earned
Direct	$(13)	$18	$(13)	$13
Assumed	—	—	—	—
Ceded	—	3	23	3
Net premiums	$(13)	$15	$(36)	$10

	Nine Months Ended September 30,
	2020		2019
	Written	Earned	Written	Earned
Direct	$(2)	$45	$(31)	$53
Assumed	—	1	—	—
Ceded	(1)	9	22	7
Net premiums	$(2)	$36	$(53)	$46

The following table summarizes net premiums earned by location of risk for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$9	$11	$24	$44
United Kingdom	7	4	15	13
Other international	(1)	(4)	(2)	(11)
Total	$15	$10	$36	$46
The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at September 30, 2020:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
December 31, 2020	$11	$10
Twelve months ended:
December 31, 2021	36	35
December 31, 2022	34	33
December 31, 2023	33	30
December 31, 2024	31	29
Five years ended:
December 31, 2029	138	120
December 31, 2034	101	81
December 31, 2039	50	37
December 31, 2044	22	14
December 31, 2049	9	5
December 31, 2054	1	1
Total	$467	$395
(1)Future premiums to be collected are undiscounted, gross of allowance for credit losses, and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet.
(2)Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2019. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

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
| Ambac Financial Group, Inc. 16 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
As further discussed in Note 2. Basis of Presentation and Significant Accounting Policies, the key indicator management uses to assess the credit quality of premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group. Below is the amortized cost basis of premium receivables by risk classification code and asset class as of September 30, 2020:

Surveillance Categories as of September 30, 2020
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$158	$13	$—	$—	$—	$171
Other	2	13	—	—	—	16
Total Public Finance	160	26	—	—	—	186

Structured Finance:
Mortgage-backed and home equity	3		1	3	16	23
Structured insurance	16	—	—	—	—	16
Student loan	3	—	2	12	—	17
Other	7	—	—	—	—	7
Total Structured Finance	29	—	3	15	16	63

International:
Sovereign/sub-sovereign	78	13	—	15	—	105
Investor-owned and public utilities	29	—	—	—	—	29
Other	6	—	—	—	—	6
Total International	113	13	—	15	—	141
Total (1)	$302	$39	$3	$29	$16	$390
(1)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
Below is a rollforward of the premium receivable allowance for credit losses as of September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Beginning balance (1)	$16	$9
Current period provision (2)	2	9
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance	$18	$18

(1)At December 31, 2019, $9 of premiums receivable were deemed uncollectible as determined under prior GAAP rules.
(2)The nine months ended September 30, 2020, includes $3 from the adoption of CECL.
At September 30, 2020, Ambac had past due premiums of $2, of which $2 was over 120 days past due and has been included in the allowance for credit losses.
The key indicator management uses to assess the credit quality of reinsurance recoverables is collateral posted by the reinsurers and independent rating agency credit ratings. For the majority of reinsurance contracts where Ambac has recorded a recoverable, the fair value of collateral posted by the reinsurer to Ambac Assurance exceeds Ambac Assurance's reinsurance recoverable carrying value, net of ceded premiums payable. Ambac Assurance has credit exposure of $1 and has recorded an allowance for credit losses of $0 dollars at September 30, 2020.
| Ambac Financial Group, Inc. 17 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the loss reserves liability and the Subrogation recoverable asset at September 30, 2020 and December 31, 2019:

	September 30, 2020:				December 31, 2019:
	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Claims and Loss Expenses	Recoveries			Claims and Loss Expenses	Recoveries
Loss and loss expense reserves	$2,116	$(235)	$(80)	$1,801	$1,835	$(233)	$(54)	$1,548
Subrogation recoverable	109	(2,303)	—	(2,194)	131	(2,160)	—	(2,029)
Totals	$2,225	$(2,538)	$(80)	$(393)	$1,966	$(2,394)	$(54)	$(482)

Below is the loss reserves roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Nine Months Ended September 30,
	2020	2019
Beginning gross loss and loss expense reserves	$(482)	$(107)
Reinsurance recoverable	26	23
Beginning balance of net loss and loss expense reserves	(508)	(130)
Losses and loss expenses (benefit):
Current year	18	1
Prior years	198	(85)
Total (1) (2)	216	(84)
Loss and loss expenses paid (recovered):
Current year	1	—
Prior years	137	299
Total	138	299
Foreign exchange effect	1	(1)
Ending net loss and loss expense reserves	(429)	(514)
Impact of VIE consolidation	—	(72)
Reinsurance recoverable (3)	36	26
Ending gross loss and loss expense reserves	$(393)	$(560)
(1)Total losses and loss expenses (benefit) includes $(14) and $(6) for the nine months ended September 30, 2020 and 2019, respectively, related to ceded reinsurance.
(2)Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W's) by transaction sponsors within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated R&W's for the nine months ended September 30, 2020 and 2019, was $(29) and $15, respectively.
(3)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $1 and $0 as of September 30, 2020 and 2019, respectively, related to previously presented loss and loss expenses and subrogation.
For 2020, the adverse development in prior years was primarily a result of deterioration in Public Finance credits, primarily Puerto Rico as discussed below in the section, "Puerto Rico", partially offset by positive development in the RMBS portfolio.
For 2019, the positive development in prior years was primarily a result of the Ballantyne and Puerto Rico COFINA commutations and positive development in the RMBS portfolio, partially offset by deterioration in other Public Finance credits, primarily Puerto Rico credits other than COFINA.
| Ambac Financial Group, Inc. 18 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The tables below summarize information related to policies currently included in Ambac’s loss reserves or subrogation recoverable at September 30, 2020 and December 31, 2019. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at September 30, 2020 and December 31, 2019,was 0.9% and 2.1%, respectively.

Surveillance Categories as of September 30, 2020
	I	IA	II	III	IV	V	Total
Number of policies	46	26	16	16	135	3	242
Remaining weighted-average contract period (in years) (1)	10	19	8	16	14	2	15
Gross insured contractual payments outstanding:
Principal	$1,064	$1,146	$614	$1,511	$3,386	$32	$7,752
Interest	329	1,083	492	260	1,465	10	3,639
Total	$1,393	$2,229	$1,106	$1,771	$4,851	$41	$11,391
Gross undiscounted claim liability	$4	$56	$41	$536	$1,726	$41	$2,404
Discount, gross claim liability	—	(2)	(1)	(71)	(185)	—	(259)
Gross claim liability before all subrogation and before reinsurance	4	54	41	465	1,541	41	2,145
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,760)	—	(1,760)
Discount, RMBS subrogation	—	—	—	—	2	—	2
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,757)	—	(1,757)
Less:
Gross other subrogation (3)	—	—	—	(37)	(749)	(13)	(799)
Discount, other subrogation	—	—	—	1	16	1	18
Discounted other subrogation, before reinsurance	—	—	—	(36)	(734)	(11)	(781)
Gross claim liability, net of all subrogation and discounts, before reinsurance	4	54	40	429	(950)	30	(393)
Less: Unearned premium revenue	(3)	(22)	(5)	(18)	(32)	—	(80)
Plus: Loss expense reserves	2	2	1	7	68	—	80
Gross loss and loss expense reserves	$2	$34	$37	$418	$(913)	$30	$(393)
Reinsurance recoverable reported on Balance Sheet (4)	$—	$6	$10	$27	$(6)	$—	$37
(1)Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.
(2)RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.
(3)Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.
(4)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $36 related to future loss and loss expenses and $1 related to presented loss and loss expenses and subrogation.
| Ambac Financial Group, Inc. 19 2020 Third Quarter FORM 10-Q |

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
(1)Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.
(2)RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.
(3)Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.
(4)Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $26 related to future loss and loss expenses and $0 related to presented loss and loss expenses and subrogation.
COVID-19:
As a result of the COVID-19 related economic impact on issuers and markets where Ambac provides financial guarantees, including lower tax, project, and business revenues, and increases in forbearances or delinquencies on mortgage and student loan payments, we have increased our loss reserves. The duration and depth of the recession; actions such as monetary policy and fiscal stimulus, including the CARES Act in the US that was signed into law on March 27, 2020; future fiscal stimulus programs; and our insured obligors' financial flexibility and ability to mitigate the operational and economic impact of the recession will determine the ultimate impact to Ambac's insured portfolio. Accordingly, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19.
Puerto Rico:
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,070. Components of Puerto Rico net par outstanding include capital appreciation bonds, which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. Each issuing entity has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges or general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted and are expected to continue to default on debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to a material increase in permanent losses causing a material adverse impact on our results of
| Ambac Financial Group, Inc. 20 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
operations and financial condition. Our exposure to Puerto Rico is impacted by the Commonwealth's willingness to make debt service payments as well as the amount of monies available for debt service, which is in turn affected by a number of factors including demographic trends, economic conditions (including the impact from the COVID-19 pandemic), tax policy and revenues, impact of reforms, fiscal plans, government actions, political instability, budgetary performance and flexibility, weather and seismic events, litigation outcomes, as well as federal funding of Commonwealth needs. In the near term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure in the wake of hurricanes and earthquakes, heightening its vulnerability to additional natural disasters. The longer term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, among other factors, the management, usage and efficacy of federal resources.
It is difficult to predict the long-term capacity and willingness of the Puerto Rico government and its instrumentalities to pay debt service on bonded debt and how their debt burden and financial flexibility might affect Ambac Assurance's claim potential, risk profile and long-term financial strength.
Substantial uncertainty exists with respect to the ultimate outcome for creditors in Puerto Rico, such as Ambac Assurance, due to, amongst other matters, legislation enacted by the Commonwealth and the federal government, including PROMESA; actions taken pursuant to such laws, including the Title III filings; the economic consequences of the COVID-19 pandemic; as well as political uncertainty and leadership turnover. Ambac Assurance is involved in multiple litigations relating to actions taken by the Commonwealth or the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”) pursuant to certain enacted legislation, court rulings and other issues and may not be successful in pursuing claims or protecting its interests. As a result of litigation or other aspects of the restructuring processes, the differences among the credits insured by Ambac Assurance may not be respected.
Ambac Assurance has participated and may continue to participate in mediation related to potential debt restructurings. Mediation may not be productive or may not resolve Ambac Assurance's claims in a manner that avoids significant losses. No assurances can be given that negotiations will be successfully concluded, that the Commonwealth, Oversight Board and creditor parties will reach definitive agreements on additional debt restructurings, that any additional negotiated transaction debt restructuring, definitive agreement or Plans of Adjustment will be approved by the Title III court and completed, or that any transaction or Plan of Adjustment will not have a material adverse impact on Ambac's financial condition or results of operations. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could further impair our exposures, causing losses that could have a material adverse impact on our results of operations and financial condition.
While our reserving scenarios account for a wide range of possible outcomes, reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto
Rico and the economic, fiscal, legal and political uncertainties associated therewith as well as the uncertainties emanating from the COVID-19 pandemic and the damage caused by natural disasters on the island, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially having a material adverse effect on our results of operations and financial position.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the three and nine months ended September 30, 2020, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $43 and $263, respectively, which were primarily driven by strengthening of reserves related to the continued uncertainty and volatility of the situation in Puerto Rico and, for the nine months ended September 30, 2020, lower discount rates. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance. For public finance credits, including Puerto Rico, for which Ambac has an estimate of expected loss at September 30, 2020, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,200. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of September 30, 2020, would decrease from $1,095 to $(105). There can be no assurance that losses may not exceed such amount.
Representation and Warranty Recoveries:
Ambac records estimated subrogation recoveries for breaches of R&W's by sponsors of certain RMBS transactions. For a discussion of the approach utilized to estimate R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Ambac has recorded R&W subrogation recoveries of $1,757 ($1,731 net of reinsurance) and $1,727 ($1,702 net of reinsurance) at September 30, 2020 and December 31, 2019, respectively. R&W recovery proceeds up to the first $1,400 and above $1,600 have been pledged as security on certain of Ambac's long-term debt obligations as described further in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
| Ambac Financial Group, Inc. 21 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Below is the rollforward of R&W subrogation for the affected periods:

	Nine Months Ended September 30,
	2020	2019
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,727	$1,771
All other changes (1)	30	(16)
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,757	$1,755
(1)All other changes which may impact RMBS R&W subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor and/or the projected timing of recoveries.
Our ability to realize R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries; intervention by OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition. If we were unable to realize R&W subrogation recoveries recorded on Ambac's consolidated balance sheet, our stockholders’ equity as of September 30, 2020, would decrease from $1,095 to $(636). Additionally, failure to realize R&W subrogation recoveries may result in adverse consequences such as impairing the ability of Ambac Assurance to honor its financial obligations; the initiation of rehabilitation proceedings against Ambac Assurance; decreased likelihood of Ambac Assurance delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or Ambac Assurance.
Insurance intangible asset:
The insurance intangible amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Insurance amortization expense	$14	$17	$41	$280
The insurance intangible asset and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	September 30, 2020	December 31, 2019
Gross carrying value of insurance intangible asset	$1,268	$1,273
Accumulated amortization of insurance intangible asset	885	847
Net insurance intangible asset	$383	$427

The estimated future amortization expense for the net insurance intangible asset is as follows:

Amortization expense (1) (2)
2020 (three months)	$11
2021	39
2022	35
2023	32
2024	29
Thereafter	239
(1)The insurance intangible asset will be amortized using a level-yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts. Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing.
(2)The weighted-average amortizations period is 7.6 years.
| Ambac Financial Group, Inc. 22 2020 Third Quarter FORM 10-Q |

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
The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2020 and December 31, 2019, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
| Ambac Financial Group, Inc. 23 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
September 30, 2020:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$351	$351	$—	$351	$—
Corporate obligations	1,091	1,091	2	1,089	—
Foreign obligations	77	77	77	—	—
U.S. government obligations	122	122	122	—	—
Residential mortgage-backed securities	296	296	—	296	—
Collateralized debt obligations	73	73	—	73	—
Other asset-backed securities	300	300	—	225	75
Fixed income securities, pledged as collateral:
Short-term	152	152	152	—	—
Short term investments	586	586	509	77	—
Other investments (1)	502	488	62	—	35
Cash, cash equivalents and restricted cash	48	48	39	9	—
Derivative assets:
Interest rate swaps—asset position	95	95	—	9	86
Other assets - equity in sponsored VIE	2	2	—	—	2
Other assets-Loans	3	3	—	—	3
Variable interest entity assets:
Fixed income securities: Corporate obligations	3,029	3,029	—	—	3,029
Fixed income securities: Municipal obligations	131	131	—	131	—
Restricted cash	2	2	2	—	—
Loans	2,783	2,783	—	—	2,783
Derivative assets: Currency swaps-asset position	53	53	—	53	—
Total financial assets	$9,696	$9,682	$965	$2,312	$6,013
Financial liabilities:
Long term debt, including accrued interest	$3,236	$3,056	$—	$2,679	$377
Derivative liabilities:
Credit derivatives	1	1	—	—	1
Interest rate swaps—liability position	125	125	—	125	—
Liabilities for net financial guarantees written (2)	(744)	436	—	—	436
Variable interest entity liabilities:
Long-term debt (includes $4,002 at fair value)	4,169	4,179	—	4,026	153
Derivative liabilities: Interest rate swaps—liability position	1,771	1,771	—	1,771	—
Total financial liabilities	$8,558	$9,569	$—	$8,601	$968
| Ambac Financial Group, Inc. 24 2020 Third Quarter FORM 10-Q |

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
(1)Excluded from the fair value measurement categories in the table above are investment funds of $391 and $296 as of September 30, 2020 and December 31, 2019, respectively, which are measured using NAV as a practical expedient.
(2)The carrying value of net financial guarantees written includes the following balance sheet items: Premium receivables; Reinsurance recoverable on paid and unpaid losses; Deferred ceded premium; Subrogation recoverable; Insurance intangible asset; Unearned premiums; Loss and loss expense reserves; Ceded premiums payable, premiums taxes payable and other deferred fees recorded in Other liabilities.
| Ambac Financial Group, Inc. 25 2020 Third Quarter FORM 10-Q |

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2020, approximately 4%, 94% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2019, approximately 4%, 94% and 2% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analysis by portfolio managers and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against alternative third party quotes (if available), internally modeled prices and/or other relevant data, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by either the pricing source or Ambac management that the pricing source cannot provide a reasonable value for a security or cannot adequately support a quote, in which case Ambac would resort to using either other quotes or internal models. Results of price challenges are reviewed by portfolio managers and finance managers.
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a re-securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $75 and $72 at September 30, 2020 and December 31, 2019, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at September 30, 2020 and December 31, 2019 include the following:

September 30, 2020:
a. Coupon rate:	5.98%
b. Average Life:	15.01 years
c. Yield:	11.00%

December 31, 2019:
a. Coupon rate:	5.97%
b. Average Life:	15.58 years
c. Yield:	11.75%
Other Investments:
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment
| Ambac Financial Group, Inc. 26 2020 Third Quarter FORM 10-Q |

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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps, credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The fair value of credit derivative liabilities was reduced by less than a million dollars at September 30, 2020 and December 31, 2019, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swap liabilities are collateralized and are not adjusted with an Ambac CVA at September 30, 2020 and December 31, 2019.
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
Ambac's credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and expected life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only one remaining credit derivative with internal credit rating of AA at September 30, 2020. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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
Variable Interest Entity Assets and Liabilities:
The financial assets and liabilities of FG VIEs consolidated under the Consolidation Topic of the ASC consist primarily of fixed income securities and loans held by the VIEs, derivative instruments and notes issued by the VIEs which are reported as long-term debt. As described in Note 3. Variable Interest Entities, these FG VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance or Ambac UK.
The fair values of FG VIE long-term debt are based on price quotes received from independent market sources when available. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those instruments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Comparable to the sensitivities of investments in fixed income securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for FG VIE long-term debt.
FG VIE derivative asset and liability fair values are determined using vendor-developed valuation models, which incorporate
| Ambac Financial Group, Inc. 27 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
observable market data related to specific derivative contractual terms including interest rates, foreign exchange rates and yield curves.
The fair value of FG VIE fixed income securities and loan assets are based on Level 2 market price quotes received from independent market sources when available. Typically, FG VIE asset fair values are not readily available from market quotes and are estimated internally. Internal valuation of each FG VIE’s fixed income securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a par-weighted average rate of 3.3% and 2.7% at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the range of these discount rates was between 2.1% and 5.5%.
| Ambac Financial Group, Inc. 28 2020 Third Quarter FORM 10-Q |

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
	Investments	Other Assets(1)	Derivatives	Investments	Loans	Long-term Debt	Total
Three Months Ended September 30, 2020:
Balance, beginning of period	$66	$2	$86	$2,907	$2,787	$—	$5,848
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	1	1	(43)	—	(40)
Included in other comprehensive income	9	—	—	121	116	—	246
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	—	(2)	—	(78)	—	(80)
Balance, end of period	$75	$2	$85	$3,029	$2,783	$—	$5,974
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$1	$1	$(43)	$—	$(41)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$9	$—	$—	$121	$116	$—	$246

Three Months Ended September 30, 2019:
Balance, beginning of period	$74	$4	$62	$2,882	$4,289	$(231)	$7,080
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	12	206	127	—	345
Included in other comprehensive income	5	—	—	(92)	(133)	7	(213)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	—	(1)	—	(466)	—	(467)
Deconsolidation of VIEs	—	—	—	—	(851)	223	(627)
Balance, end of period	$79	$3	$73	$2,996	$2,966	$—	$6,117
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$12	$206	$115	$—	$332
(1)     Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE.
| Ambac Financial Group, Inc. 29 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Nine Months Ended September 30, 2020:
Balance, beginning of period	$72	$3	$66	$2,957	$3,108	$—	$6,207
Total gains/(losses) realized and unrealized:
Included in earnings	1	(1)	24	160	(22)	—	161
Included in other comprehensive income	3	—	—	(71)	(85)	—	(152)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1)	—	(5)	(17)	(219)	—	(242)
Balance, end of period	$75	$2	$85	$3,029	$2,783	$—	$5,974
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1)	$23	$160	$(22)	$—	$160
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$3	$—	$—	$(71)	$(85)	$—	$(152)

Nine Months Ended September 30, 2019:
Balance, beginning of period	$72	$5	$46	$2,737	$4,288	$(217)	$6,930
Total gains/(losses) realized and unrealized:
Included in earnings	1	(1)	30	382	301	(15)	698
Included in other comprehensive income	7	—	—	(106)	(151)	8	(241)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1)	—	(3)	(17)	(621)	—	(643)
Deconsolidation of VIEs	—	—	—	—	(851)	223	(627)
Balance, end of period	$79	$3	$73	$2,996	$2,966	$—	$6,117
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1)	$30	$382	$229	$—	$639
| Ambac Financial Group, Inc. 30 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The tables below provide roll-forward information by class of derivatives measured using significant unobservable inputs.

Level 3 - Derivatives by Class
	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$87	$(1)	$86	$63	$(1)	$62
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	1	11	1	12
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2)	—	(2)	(1)	—	(1)
Balance, end of period	$86	$(1)	$85	$73	$—	$73
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$—	$1	$11	$—	$12

Level 3 - Derivatives by Class
	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$67	$—	$66	$47	$(1)	$46
Total gains/(losses) realized and unrealized:
Included in earnings	24	(1)	24	29	1	30
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(5)	—	(5)	(3)	—	(3)
Balance, end of period	$86	$(1)	$85	$73	$—	$73
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$24	$(1)	$23	$29	$1	$30

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
| Ambac Financial Group, Inc. 31 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Loss)
Three Months Ended September 30, 2020:
Total gains or losses included in earnings for the period	$—	$1	$(41)	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	1	(41)	—

Three Months Ended September 30, 2019:
Total gains or losses included in earnings for the period	$1	$12	$333	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	12	321	—

Nine Months Ended September 30, 2020:
Total gains or losses included in earnings for the period	$1	$24	$137	$(1)
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	23	137	(1)

Nine Months Ended September 30, 2019:
Total gains or losses included in earnings for the period	1	30	668	(1)
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	30	611	(1)
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
Disclosures in this Note for the period ended September 30, 2020, are in accordance with the new CECL standard adopted January 1, 2020, which is more fully described in Note 2, Basis of Presentation and Significant Accounting Policies. To the extent disclosures for periods prior to January 1, 2020, made in accordance with prior GAAP rules differ from disclosures under the new CECL standard, such differences are explained below.
Fixed Income Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2020 and December 31, 2019, were as follows:
| Ambac Financial Group, Inc. 32 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Estimated Fair Value
September 30, 2020:
Fixed income securities:
Municipal obligations	$322	$—	$29	$1	$351
Corporate obligations (1)	1,066	—	28	3	1,091
Foreign obligations	76	—	1	—	77
U.S. government obligations	118	—	4	1	122
Residential mortgage-backed securities	251	—	45	—	296
Collateralized debt obligations	74	—	—	1	73
Other asset-backed securities	268	—	33	1	300
	2,176	—	140	6	2,311
Short-term	586	—	—	—	586
	2,761	—	141	6	2,896
Fixed income securities pledged as collateral:
Short-term	152	—	—	—	152
Total collateralized investments	152	—	—	—	152
Total available-for-sale investments	$2,914	$—	$141	$6	$3,048

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit Other-than temporary Impairments (2)
December 31, 2019:
Fixed income securities:
Municipal obligations	$194	$22	$—	$215	$—
Corporate obligations (1)	1,396	36	2	1,430	—
Foreign obligations	44	1	—	44	—
U.S. government obligations	157	2	2	156	—
Residential mortgage-backed securities	200	47	—	248	—
Commercial mortgage-backed securities	49	1	—	50	—
Collateralized debt obligations	147	—	1	146	—
Other asset-backed securities	263	24	—	287	—
	2,450	132	5	2,577	—
Short-term	653	—	—	653	—
	3,103	132	5	3,230	—
Fixed income securities pledged as collateral:
Short-term	85	—	—	85	—
Total collateralized investments	85	—	—	85	—
Total available-for-sale investments	$3,187	$132	$5	$3,314	$—
(1)Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.
(2)At December 31, 2019, represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses at December 31, 2019.
| Ambac Financial Group, Inc. 33 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2020, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$830	$832
Due after one year through five years	876	888
Due after five years through ten years	432	453
Due after ten years	182	206
	2,320	2,379
Residential mortgage-backed securities	251	296
Collateralized debt obligations	74	73
Other asset-backed securities	268	300
Total	$2,914	$3,048
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Income Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at September 30, 2020, did not have an allowance for credit losses under the new CECL standard and, at December 31, 2019, did not have other-than-temporary impairments recorded in earnings under prior GAAP. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2020:
Fixed income securities:
Municipal obligations	$64	$1	$6	$—	$70	$1
Corporate obligations	179	3	—	—	179	3
Foreign obligations	12	—	—	—	12	—
U.S. government obligations	11	1	—	—	11	1
Residential mortgage-backed securities	19	—	—	—	19	—
Collateralized debt obligations	53	1	15	—	67	1
Other asset-backed securities	1	—	4	1	5	1
	338	5	25	1	363	6
Short-term	152	—	—	—	152	—
Total securities	$490	$5	$25	$1	$515	$6
| Ambac Financial Group, Inc. 34 2020 Third Quarter FORM 10-Q |

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

Management has determined that the securities in the above table do not have credit impairment as of September 30, 2020 and December 31, 2019, based upon various factors, including (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of September 30, 2020, includes the expectation that all principal and interest payments on securities guaranteed by Ambac Assurance or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.

Realized Gains and Losses including Impairments:
The following table details amounts included in net realized gains (losses) and impairments included in earnings for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross realized gains on securities	$5	$12	$32	$46
Gross realized losses on securities	(1)	—	(12)	(5)
Net foreign exchange (losses) gains	(2)	7	—	30
Credit impairments (1)	—	—	—	—
Intent / requirement to sell impairments (2)	—	—	—	—
Net realized gains (losses)	$2	$18	$20	$71
(1)Includes securities which management does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the amortized cost basis.
(2)Includes securities which management either intends sell or it is more likely than not that the Company will be required to sell before recovery of the amortized cost basis.
| Ambac Financial Group, Inc. 35 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income under prior GAAP for the nine months ended September 30, 2019:

Balance, beginning of period	$12
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(1)
Balance, end of period	$12
Ambac had zero allowance for credit losses at September 30, 2020.
Ambac did not purchase any financial assets with credit deterioration for the nine months ended September 30, 2020.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $152 and $85 at September 30, 2020 and December 31, 2019, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”. Refer to Note 9. Derivative Instruments for further information on cash collateral. There were no securities received from other counterparties that were re-pledged by Ambac.

Securities carried at $7 and $6 at September 30, 2020 and December 31, 2019, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 at September 30, 2020 and December 31, 2019, were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $181 and $197 at September 30, 2020 and December 31, 2019, respectively, were pledged as collateral and as sources of funding to repay the Secured Notes issued by Ambac LSNI. The securities may not be transferred or repledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes. Ambac Assurance also pledged for the benefit of the holders of Secured Notes (other than Ambac Assurance) the proceeds of interest payments and partial redemptions of the Secured Notes held by Ambac Assurance. The amount of such proceeds held by Ambac Assurance was $10 and $55 at September 30, 2020 and December 31, 2019, respectively, and is included in Restricted cash on the Consolidated Balance Sheet. Ambac Assurance may, from time to time, sell all or a portion of the Secured Notes it owns. In the event that Ambac Assurance sells any of the Secured Notes it owns, the proceeds must be used to redeem a like amount of the Ambac Note at par. The price at which Ambac Assurance sells the Secured Notes may differ from the price at which it redeems the Secured Notes.

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at September 30, 2020 and December 31, 2019, respectively:

	Municipal Obligations	Corporate Obligations (2)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
September 30, 2020:
Ambac Assurance Corporation	$310	$470	$473	$1,253	CCC+
National Public Finance Guarantee Corporation	6	—	—	6	BBB-
Assured Guaranty Municipal Corporation	1	—	—	1	C
Total	$318	$470	$473	$1,260	CCC+

December 31, 2019:
Ambac Assurance Corporation	$176	$535	$442	$1,153	B-
National Public Finance Guarantee Corporation	11	—	—	11	BBB-
Total	$186	$535	$442	$1,164	B-
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
(2)Represents Ambac's holdings of secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by Ambac Assurance.
| Ambac Financial Group, Inc. 36 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. In addition to these investments, Ambac has unfunded commitments of $48 to private credit and private equity funds at September 30, 2020.

	Fair Value
Class of Funds	September 30, 2020	December 31, 2019	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$15	$16	quarterly	10 business days
Hedge funds (2)	182	65	quarterly	90 days
High yields and leveraged loans (3) (10)	53	176	daily	0 - 30 days
Private credit (4)	57	51	quarterly	180 days if permitted
Insurance-linked investments (5)	2	3	fully redeemed	none
Equity market investments (6) (10)	33	55	daily	0 days
Investment grade floating rate income (7)	69	66	weekly	0 days
Private equity (8)	16	—	quarterly	90 days if permitted
Emerging markets debt (9) (10)	23	—	daily	0 days
Total equity investments in pooled funds	$451	$432
(1)Investments consist of UK property to generate income and capital growth.
(2)This class seeks to generate superior risk-adjusted returns through selective asset sourcing, active trading and hedging strategies across a range of asset types.
(3)This class of funds includes investments in a range of instruments including high-yield bonds, leveraged loans, CLOs, ABS and floating rate notes to generate income and capital appreciation.
(4)This class aims to obtain high long-term return primarily through credit and preferred equity investments with low liquidity and defined term.
(5)This class seeks to generate returns from insurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments.
(6)This class of funds aim to achieve long term growth through diversified exposure to global equity markets.
(7)This class of funds includes investments in high quality floating rate debt securities including ABS and corporate floating rate notes as well as ultra-short term bonds and money market instruments.
(8)This class seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments.
(9)This class seeks long-term income and growth through investments in the bonds of issuers in emerging markets.
(10)These categories include fair value amounts totaling $60 and $136 at September 30, 2020 and December 31, 2019, respectively, that are readily determinable and are priced through pricing vendors, including for High yield and leveraged loans products: $3 and $81; for Equity market investments: $33 and $55; and for Emerging markets debt $23 and $0
Ambac also holds direct equity interests, including in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which is accounted for under the equity method.
Investment Income (loss):
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed income securities	$24	$33	$79	$151
Short-term investments	1	4	4	14
Loans	—	—	—	1
Investment expense	(1)	(1)	(4)	(4)
Securities available-for-sale and short-term	24	36	80	161
Other investments	14	8	(11)	25
Total net investment income (loss)	$37	$45	$69	$186
Net investment income (loss) from Other investments primarily represents changes in fair value on securities classified as trading or accounted for under the fair value option, income from investment limited partnerships accounted for under the equity method and the above noted equity interest in an unconsolidated trust accounted for under the equity method.
| Ambac Financial Group, Inc. 37 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gains (losses) recognized during the period on trading securities	$3	$6	$(12)	$19
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	—	2	(19)	4
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$3	$4	$7	$15

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
September 30, 2020:
Derivative Assets:
Interest rate swaps	$95	$—	$94	$—	$94
Total non-VIE derivative assets	$95	$—	$95	$—	$95
Derivative Liabilities:
Credit derivatives	$1	$—	$1	$—	$1
Interest rate swaps	125	—	125	124	1
Total non-VIE derivative liabilities	$126	$—	$126	$124	$2
Variable Interest Entities Derivative Assets:
Currency swaps	$53	$—	$53	$—	$53
Total VIE derivative assets	$53	$—	$53	$—	$53
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,771	$—	$1,771	$—	$1,771
Total VIE derivative liabilities	$1,771	$—	$1,771	$—	$1,771

December 31, 2019:
Derivative Assets:
Interest rate swaps	$75	$—	$75	$—	$75
Total non-VIE derivative assets	$75	$—	$75	$—	$75
Derivative Liabilities:
Interest rate swaps	89	—	90	89	1
Total non-VIE derivative liabilities	$90	$—	$90	$89	$1
Variable Interest Entities Derivative Assets:
Currency swaps	$52	$—	$52	$—	$52
Total VIE derivative assets	$52	$—	$52	$—	$52
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,657	$—	$1,657	$—	$1,657
Total VIE derivative liabilities	$1,657	$—	$1,657	$—	$1,657
Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $1 and $36 as of September 30, 2020 and December 31, 2019, respectively. There were no amounts held representing an obligation to return cash collateral as of September 30, 2020 and December 31, 2019.
| Ambac Financial Group, Inc. 38 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$—	$1	$(1)	$1
Interest rate swaps	Net gains (losses) on derivative contracts	7	(1)	(20)	(11)
Futures contracts	Net gains (losses) on derivative contracts	—	(10)	(41)	(52)
Total Non-VIE derivatives		$7	$(10)	(61)	(61)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$(10)	$10	7	6
Interest rate swaps	Income (loss) on variable interest entities	(4)	(166)	(177)	(272)
Total Variable Interest Entities		(14)	(156)	(170)	(266)
Total derivative contracts		$(7)	$(166)	$(231)	$(327)

Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by Ambac Assurance. The outstanding credit derivative transaction at September 30, 2020, does not include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
Our credit derivatives were written on a “pay-as-you-go” basis. Similar to an insurance policy, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation.
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The gross principal notional outstanding for credit derivative contracts was $293 and $280 as of September 30, 2020 and December 31, 2019, respectively, all of which had internal Ambac ratings of AA in both periods.
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps, US Treasury futures contracts and other derivatives, to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of September 30, 2020 and December 31, 2019, the notional amounts of AFS’s derivatives were as follows:

	Notional
Type of Derivative	September 30, 2020	December 31, 2019
Interest rate swaps—receive-fixed/pay-variable	$240	$332
Interest rate swaps—pay-fixed/receive-variable	726	1,261
US Treasury futures contracts—short	240	755

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of September 30, 2020 and December 31, 2019, were as follows:

	Notional
Type of VIE Derivative	September 30, 2020	December 31, 2019
Interest rate swaps—receive-fixed/pay-variable	$1,164	$1,194
Interest rate swaps—pay-fixed/receive-variable	1,103	1,176
Currency swaps	298	329
Credit derivatives	—	9

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
| Ambac Financial Group, Inc. 39 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
that Ambac Assurance is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.
As of September 30, 2020 and December 31, 2019, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $124 and $89, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $144 and $109, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on September 30, 2020, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
10. INCOME TAXES
AFG files a consolidated Federal income tax return with its subsidiaries. AFG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2013
New York City	2016
United Kingdom	2016
Italy	2015
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S.	$(106)	$60	$(412)	$(61)
Foreign	(2)	9	(15)	(11)
Total	$(108)	$69	$(427)	$(72)
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current taxes
U. S. federal	$—	$—	$—	$—
U.S. state and local	—	—	—	(3)
Foreign	(1)	4	—	38
Current taxes	(1)	4	1	35
Deferred taxes
Foreign	1	(1)	(5)	(2)
Deferred taxes	1	(1)	(5)	(2)
Provision for income taxes	$—	$3	$(5)	$33
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
As of December 31, 2018, Ambac Assurance generated cumulative taxable income of $1,508, leaving $2,142 of the $3,650 Allocated NOLs subject to Tolling Payments. For the year ended December 31, 2019, and nine months ended September 30, 2020, Ambac Assurance generated NOLs of approximately $143 and $197, respectively, which will need to be utilized before any new Tolling Payments will be generated.
If not utilized, the NOLs will begin expiring in 2029, and will fully expire in 2040, with the exception of the tax loss generated during the nine months ended September 30, 2020, of approximately $196, which if Ambac remains in a loss position at year end 2020, will expire in 2041.
As a result of positive income at Ambac Assurance in 2017, Ambac accrued $28 of tax tolling payments. In May 2018, AFG executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make the 2017 tax tolling payment by June 1,
| Ambac Financial Group, Inc. 40 2020 Third Quarter FORM 10-Q |

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
As of September 30, 2020, the remaining balance of the $3,650 NOL allocated to Ambac Assurance, and new NOLs accrued during 2019 and 2020, totaled approximately $2,482. As of September 30, 2020, the consolidated group's NOL was approximately $3,731, of which Ambac's NOL was approximately $1,249.
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
Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the team of mediators designated in the Commonwealth’s restructuring cases (the “Mediation Team“), on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the PRIFA bond trustee, all of which Defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Oral argument on motions for summary judgment was held on September 23, 2020.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Convention Center District Authority (“PRCCDA”) and the PRCCDA bond trustee, all of which Defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Oral argument on motions for summary judgment was held on September 23, 2020.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA“), certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which Defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Oral argument on motions for summary judgment was held on September 23, 2020.
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
| Ambac Financial Group, Inc. 41 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
of a new declaratory judgment action filed by certain residual equity interest holders (“NC Owners” or “Plaintiffs”) in fourteen National Collegiate Student Loan Trusts (the “Trusts”) against Wilmington Trust Company, the Owner Trustee for the Trusts; U.S. Bank National Association, the Indenture Trustee; GSS Data Services, Inc., the Administrator; and Ambac Assurance.  Through this action, Plaintiffs seek a number of judicial determinations.  On January 21, 2020, the presiding Vice Chancellor entered an order consolidating the action with previously filed litigation relating to the Trusts. On February 13, 2020, Ambac Assurance, the Owner Trustee, the Indenture Trustee, and other parties filed declaratory judgment counterclaims. Several parties, including Plaintiffs and Ambac Assurance, filed motions for judgment on the pleadings in support of their requested judicial determinations. On August 27, 2020, the Vice Chancellor issued an opinion addressing all of the pending motions for judgment on the pleadings, which granted certain of the parties’ requested judicial determinations and denied others. He deferred judgment on still other declarations pending further factual development.
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
| Ambac Financial Group, Inc. 42 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Amended POA. On March 10, 2020, the District Court ordered that this case remain stayed while the Oversight Board attempts to confirm the Amended POA.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019) (“GO Bond Claim Objection Procedures”). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by Ambac Assurance. The court subsequently ordered certain consolidated procedures permitting parties in interest an opportunity to participate in litigation of the objection. On April 11, 2019, Ambac Assurance filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this omnibus claim objection. On June 25, 2019, the Oversight Board moved to stay proceedings related to this omnibus claim objection while it pursues confirmation of the plan contemplated in the PSA. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On February 5, 2020, certain parties filed motions to dismiss the claim objection. On February 9, 2020, the Oversight Board executed the New PSA and announced that it intends to file, and seek to confirm, the Amended POA. Additional motions to dismiss were filed on February 19, 2020. On March 10, 2020, the District Court ordered that this matter remain stayed while the Oversight Board attempts to confirm the Amended POA. On July 19, 2020, the Committee filed a motion to lift the stay on this claim objection in light of the changes to the fiscal plan and likely changes to the Commonwealth plan of adjustment in light of COVID-19. On September 1, 2020, Ambac Assurance filed a partial joinder to the Committee’s motion. On September 17, 2020, the District Court denied the Committee’s motion without prejudice, indicating that the stay likely would remain in place until at least March 2021. On October 1, 2020, the Committee moved the District Court to reconsider its denial of the Committee’s motion to lift the stay in light of materials released by the parties to the New PSA that the Committee argued demonstrate a lack of agreement between those parties. On October 5, 2020, the District Court denied the Committee’s motion for consideration. On October 16, 2020, the Committee appealed to the First Circuit the District Court’s order denying the Committee’s motion to lift the stay on its claim objection.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation’s Motion to Strike Certain Provisions of the Plan Support Agreement By and Among the Financial Oversight and Management Board for Puerto Rico, Certain GO Holders, and Certain PBA Holders (Dkt. No. 13573, filed July 7, 2020) (“Amended Motion to Strike PSA”). On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds. On July 16, 2019, Ambac Assurance filed a motion to strike certain provisions of the PSA that it believes violate PROMESA, including the potential payment of a breakup fee to creditors who have supported the PSA (Dkt. No. 8020) (Original Motion to Strike PSA). On February 9, 2020, the Oversight Board executed the New PSA and on March 10, 2020, the District Court denied the Original Motion to Strike PSA without prejudice given the execution of the New PSA. On July 7, 2020, Ambac Assurance filed the Amended Motion to Strike PSA seeking similar relief with respect to the New PSA. Briefing on the Amended Motion to Strike PSA concluded on October 20, 2020, and the District Court has taken the matter on submission.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, Ambac Assurance filed a motion seeking an order that the automatic stay does not apply to certain lawsuits Ambac Assurance seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of Ambac Assurance's collateral. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On January 31, 2020, the District Court granted a motion filed by Ambac Assurance, together with Assured Guaranty Corporation, Assured Guaranty Municipal Corporation, and Financial Guaranty Insurance Company to amend the PRIFA Stay Motion in order to allow the PRIFA bond trustee to join the amended motion and to allow movants to address recent, controlling precedent from the First Circuit, and Ambac Assurance filed the amended motion the same day. On July 2, 2020, the Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which Ambac Assurance and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, Ambac Assurance and the other movants appealed this decision to the First Circuit. Briefing is expected to be completed by December 21, 2020, with argument heard in February 2021.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty
| Ambac Financial Group, Inc. 43 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, Ambac Assurance, together with Assured Guaranty Corp., Assured Municipal Corp., National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. On July 2, 2020, the Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which Ambac Assurance and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, Ambac Assurance and the other movants appealed this decision to the First Circuit. Briefing is expected to be completed by December 21, 2020, with argument heard in February 2021.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16, 2020) (“PRCCDA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, Ambac Assurance, together with Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the PRCCDA bond trustee, filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. On July 2, 2020, the Court denied the motion to lift the stay on certain grounds, but found that the movants had stated a colorable claim that a certain account was the “Transfer Account” on which movants hold a lien. Briefing regarding additional grounds on which Ambac Assurance and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds, and found that a final determination on issues related to the identity of the Transfer Account would be made in the decision on the motions for summary judgment issued in the CCDA-related adversary proceeding, No. 20-ap-00004.
Ambac Assurance Corporation v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Samuel A. Ramirez & Co. Inc., Raymond James & Associates, Inc., and UBS Financial Services Inc.
(Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, Case No. CV-000248923, filed February 19, 2020). On February 19, 2020, Ambac Assurance filed a complaint in the Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, against certain underwriters of Ambac-insured bonds issued by PRIFA and PRCCDA, with causes of action under the Puerto Rico civil law doctrines of actos proprios and Unilateral Declaration of Will. Ambac Assurance alleges defendants engaged in inequitable conduct in underwriting Ambac-insured bonds issued by PRIFA and PRCCDA, including failing to investigate and adequately disclose material information in the official statements for the bonds that defendants provided to Ambac Assurance regarding systemic deficiencies in the Commonwealth’s financial reporting. Ambac Assurance seeks damages in compensation for claims paid by Ambac Assurance on its financial guaranty insurance policies insuring such bonds, pre-judgment and post-judgment interest, and attorneys’ fees. On March 20, 2020, Defendants removed this case to the Title III Court. On April 20, 2020, Ambac moved to remand the case back to the Court of First Instance. On July 29, 2020, the District Court granted Ambac Assurance’s motion to remand the case to the Commonwealth court. Ambac Assurance filed an amended complaint in the Commonwealth court on October 28, 2020.
Ambac Assurance Corporation v. Autopistas Metropolitanas de Puerto Rico, LLC (United States District Court, District of Puerto Rico, No. 3:20-cv-01094, filed February 19, 2020). On February 19, 2020, Ambac Assurance filed a complaint in the U.S. District Court for the District of Puerto Rico, against Autopistas Metropolitanas de Puerto Rico, LLC (“Metropistas”), which holds a concession from PRHTA for two Puerto Rico highways, PR-5 and PR-22, in connection with a 10-year extension of the concession that was entered into in April 2016. The complaint includes claims for fraudulent conveyance and unjust enrichment, alleging that the consideration paid by Metropistas for the extension was less than reasonably equivalent value and most of the benefit of such payment was received by the Commonwealth instead of PRHTA. Ambac Assurance also seeks a declaratory judgment that it has a valid and continuing lien on certain toll revenues that are being collected by Metropistas. On March 31, 2020, the Oversight Board filed a motion before the Title III Court seeking an order directing Ambac to withdraw its complaint. On April 20, 2020, the District Court ordered this case stayed pending briefing before the Title III Court on the Oversight Board’s motion to withdraw. On June 16, 2020, the Title III Court ordered Ambac Assurance to withdraw its complaint. Ambac Assurance withdrew its complaint on June 23, 2020, and noticed an appeal from the Title III Court’s order to withdraw on June 30, 2020. Ambac Assurance’s opening appeal brief was filed before the First Circuit on October 19, 2020; opposition briefs are due to be filed on December 18, 2020.
Ambac Assurance Corporation v. Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 3:20-bk-00068, filed May 26, 2020). On May 26, 2020, Ambac Assurance filed an adversary complaint before the Title III Court seeking (i) a declaration that titles I, II, and III of PROMESA are unconstitutional because they violate the Bankruptcy Clause of the U.S. Constitution (which requires all bankruptcy laws to be uniform) and (ii) dismissal of
| Ambac Financial Group, Inc. 44 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
the pending Title III petitions. On August 17, 2020, the Oversight Board filed a motion to dismiss the complaint; on August 18, 2020, the Official Committee of Retired Employees of the Commonwealth of Puerto Rico (the “Retiree Committee”) and the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) filed joinders to the motion to dismiss. The United States filed a motion to dismiss on October 2, 2020. Briefing on the motions to dismiss are expected to conclude on November 23, 2020, with a hearing on January 12, 2021.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Urgent Motion for Bridge Order, and Motion for Appointment as Trustees Under 11 U.S.C. § 926, of Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, and National Public Finance Guarantee Corporation (Dkt. No. 13708, filed July 17, 2020) (“HTA Trustee Motion”). On July 17, 2020, Ambac Assurance, together with Assured Guaranty Corporation, Assured Guaranty Municipal Corporation, and Financial Guaranty Insurance Company, filed a motion seeking appointment as trustees under Section 926 of the Bankruptcy Code to pursue certain avoidance actions on behalf of HTA against the Commonwealth of Puerto Rico. The HTA Trustee Motion attached a proposed complaint detailing the avoidance claims that movants would pursue. On August 11, 2020, the District Court denied the HTA Trustee Motion; on August 24, 2020, movants noticed an appeal of the denial of the HTA Trustee Motion to the First Circuit. On September 30, 2020, movants filed a motion with the First Circuit to hold this appeal in abeyance pending the First Circuit’s resolution of the appeal from the District Court’s denial of the HTA Lift-Stay Motion. On October 13, 2020, the Oversight Board opposed the motion to hold the appeal in abeyance and cross-moved to dismiss the appeal as moot, arguing that the statute of limitations on the avoidance actions movants wish to pursue has expired. On October 20, 2020, movants filed a reply in support of their motion to hold the appeal in abeyance, and opposed the Oversight Board’s cross-motion to dismiss the appeal as moot. On October 27, 2020, the Oversight Board filed a reply in support of its cross-motion to dismiss the appeal as moot.
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
On March 19, 2020, Intervenor Transworld Systems Inc. filed a motion to dismiss the action for lack of subject matter jurisdiction. On July 10, 2020, Ambac Assurance and several other intervenors filed a motion to dismiss the action for lack of subject matter jurisdiction and for failure to state a claim. Briefing on both motions to dismiss is complete. Additionally, on July 2, 2020, the CFPB submitted an application for entry of default against the Trusts.  Ambac Assurance and the Owner Trustee opposed the CFPB’s application, which remains pending.
RMBS Litigation
In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits:
•Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). Ambac Assurance’s Second Amended Complaint, filed on May 28, 2013, asserted claims against Countrywide and Bank of America (as successor to Countrywide’s liabilities) for, among other things, breach of contract and fraudulent inducement. In August and October 2018, Defendants filed various pre-trial motions. On December 30, 2018, the court denied all of these pre-trial motions in their entirety and Defendants appealed. On September 17, 2019, the First Department affirmed in part and reversed in part the trial court’s rulings. On October 17, 2019, Countrywide filed a motion for leave to appeal certain issues to the New York Court of Appeals and for reargument or leave to appeal certain other issues. On January 16, 2020, the First Department recalled and vacated its September 17, 2019 decision and order and substituted a new decision and order. On the same date, the First Department denied Countrywide’s motion seeking leave to appeal, without prejudice to seeking such leave from the reissued decision and order. On January 30, 2020, Countrywide filed a new motion for leave to appeal the First Department’s denial of its motions, which Ambac Assurance opposed. On June 11, 2020, the First Department denied Countrywide’s motion for leave to appeal. On January 14, 2020, the trial court granted Ambac Assurance’s motion to supplement and amend certain of its expert reports, and expert discovery is ongoing. On June 25, 2020, the trial court scheduled trial to commence on February 22, 2021 (which could be rescheduled if the COVID-19 pandemic prevents the court system from holding jury trials or there are other intervening causes of delay). On August 12, 2020, Countrywide filed a motion to dismiss Ambac’s fraud claim. The court has scheduled oral argument on that motion for November 13, 2020.
•Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8,
| Ambac Financial Group, Inc. 45 2020 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
2018 (the “SDNY Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). These two actions relate to U.S. Bank National Association’s (“U.S. Bank”) acceptance of a proposed settlement in a separate litigation that U.S. Bank is prosecuting, as trustee, related to the Harborview Mortgage Loan Trust, Series 2005-10 (“Harborview 2005-10”), a residential mortgage-backed securitization for which Ambac Assurance issued an insurance policy. On March 6, 2017, U.S. Bank filed a petition commencing the Minnesota Action, a trust instruction proceeding in Minnesota state court concerning the proposed settlement, and on June 12, 2017, U.S. Bank filed an amended petition.  Ambac Assurance filed a motion to dismiss the Minnesota Action, which was denied on November 13, 2017, and the denial was affirmed on appeal. On September 6, 2018, U.S. Bank filed its Second Amended Petition, and Ambac Assurance and certain other certificateholders objected to, or otherwise responded to, the petition. Trial, which was previously scheduled to begin October 14, 2020, has been rescheduled to February 1 through 5, 2021. On June 8, 2018, Ambac Assurance filed the SDNY Action asserting claims arising out of U.S. Bank’s acceptance of the proposed settlement and treatment of trust recoveries. Ambac Assurance asserted claims for declaratory judgment, breach of contract, and breach of fiduciary duty. On July 16, 2019, the court dismissed Ambac Assurance's breach-of-contract and breach-of-fiduciary-duty claims based on U.S. Bank's acceptance of the settlement; and dismissed Ambac Assurance's declaratory judgment claims regarding the occurrence of an Event of Default and U.S. Bank's future distribution of trust recoveries through the waterfall. The court denied the motion to dismiss Ambac Assurance's breach-of-contract claims based on U.S. Bank's past distribution of trust recoveries through the waterfall. On January 17, 2020, U.S. Bank moved for summary judgment regarding the remaining claim relating to distributions. On February 7, 2020, Ambac Assurance cross-moved for summary judgment. These summary judgment motions are fully briefed.

•In re application of Deutsche Bank National Trust Company as Trustee of the Harborview Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018 (the “Trust Instruction Proceeding”). This action relates to Deutsche Bank National Trust Company’s (“DBNT”) proposed settlement of claims related to the Harborview Mortgage Loan Trust Series 2006-9 (“Harborview 2006-9”). On August 23, 2018, DBNT filed a Petition commencing the Trust Instruction Proceeding, seeking judicial instruction pursuant to CPLR Article 77, inter alia, to accept the proposed settlement with respect of claims relating to Harborview 2006-9.  On November 2, 2018, Ambac Assurance and other interested persons filed notices of intention to appear and answers to DBNT’s  petition. Ambac Assurance sought a period of discovery before resolution on the merits. Discovery is now complete. Under the current case schedule merits briefing is to be completed by November 23, 2020. The parties have submitted a stipulation and proposed scheduling order pursuant to which merits briefing would be completed by January 12, 2021.
| Ambac Financial Group, Inc. 46 2020 Third Quarter FORM 10-Q |

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
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-
looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2019 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of AFG’s common stock and volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation ("Ambac Assurance") and its subsidiaries or from transactions or opportunities apart from Ambac Assurance and its subsidiaries, including new business initiatives; (3) changes in Ambac’s estimated representation and warranty recoveries or loss reserves over time; (4) failure to recover claims paid on Puerto Rico exposures or incurrence of losses in amounts higher than expected; (5) adverse effects on AFG’s share price resulting from future offerings of debt or equity securities that rank senior to AFG’s common stock; (6) potential of rehabilitation proceedings against Ambac Assurance; (7) dilution of current shareholder value or adverse effects on AFG’s share price resulting from the issuance of additional shares of common stock; (8) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (9) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers, including an increased risk of loss on revenue bonds of distressed public finance issuers due to judicial decisions adverse to revenue bond holders; (10) Ambac's inability to realize the expected recoveries included in its financial statements; (11) insufficiency or unavailability of collateral to pay secured obligations; (12) credit risk throughout Ambac’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including obligations of the Commonwealth of Puerto Rico and its instrumentalities and agencies) and exposures to reinsurers; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) the risk that the Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (15) risks associated with adverse selection as Ambac’s insured portfolio runs off; (16) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured portfolio; (17) disagreements or disputes with Ambac's insurance regulators; (18) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (19) Ambac’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (20) Ambac may not be able to obtain financing or raise capital on acceptable terms or at all
| Ambac Financial Group, Inc. 47 2020 Third Quarter FORM 10-Q |

due to its substantial indebtedness and financial condition; (21) Ambac may not be able to generate the significant amount of cash needed to service its debt and financial obligations, and may not be able to refinance its indebtedness; (22) restrictive covenants in agreements and instruments may impair Ambac's ability to pursue or achieve its business strategies; (23) loss of control rights in transactions for which we provide insurance due to a finding that Ambac has defaulted; (24) the impact of catastrophic environmental or natural events, including catastrophic public health events like the COVID-19 pandemic, on significant portions of our insured and investment portfolios; (25) adverse tax consequences or other costs resulting from the characterization of Ambac Assurance’s surplus notes or other obligations as equity; (26) risks attendant to the change in composition of securities in Ambac’s investment portfolio; (27) changes in prevailing interest rates; (28) the expected discontinuance of the London Inter-Bank Offered Rate; (29) factors that may influence the amount of installment premiums paid to Ambac; (30) default by one or more of Ambac's portfolio investments, insured issuers or counterparties; (31) market risks impacting assets in the Ambac’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (32) risks relating to determinations of amounts of impairments taken on investments; (33) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on Ambac’s business, operations, financial position, profitability or cash flows; (34) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (35) system security risks, data protection breaches and cyber attacks; (36) changes in accounting principles or practices that may impact Ambac’s reported financial results; (37) the economic and regulatory impact of “Brexit”; (38) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (39) Ambac’s financial position that may prompt departures of key employees and may impact the its ability to attract qualified executives and employees; (40) fluctuations in foreign currency exchange rates could adversely impact the insured portfolio in the event of loss reserves or claim payments denominated in a currency other than US dollars and the value of non-US dollar denominated securities in our investment portfolio; and (41) other risks and uncertainties that have not been identified at this time.
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
At September 30, 2020, Ambac and its subsidiaries owned $603 million of distressed Ambac-insured bonds, including significant concentrations of insured Puerto Rico and RMBS bonds, and excluding Ambac's holdings of secured notes issued by Ambac LSNI. Subject to applicable internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase or sell Ambac-insured securities.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. During 2020, successful risk reduction transactions included:
•A commutation in January 2020, via a refunding, of a watch list public finance transaction with net par outstanding of $171 million at December 31, 2019;
•A refinancing in February 2020 of an adversely classified asset-backed leasing transaction with net par outstanding of $86 million at December 31, 2019;
•Purchasing quota share reinsurance in June 2020 on a transportation revenue credit with net par outstanding of $33 million at December 31, 2019;
•A refinancing in August 2020 of an international stadium transaction with net par outstanding of $217 million at December 31, 2019; and
•Partial commutations of $32 million of adversely classified credits over the course of 2020.
The following table provides a comparison of total, adversely classified ("ACC") and watch list credit net par outstanding in the insured portfolio at September 30, 2020 and December 31, 2019. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.
| Ambac Financial Group, Inc. 48 2020 Third Quarter FORM 10-Q |

($ in millions)	September 30, 2020	December 31, 2019	Variance
Total	$34,751	$38,018	$(3,267)	(9)%
ACC	8,576	7,535	1,041	14%
Watch list	4,961	6,752	(1,791)	(27)%
The decrease in total net par outstanding resulted from active de-risking initiatives, including the transactions noted above, as well as scheduled maturities, amortizations, refundings and calls. Additionally, total net par outstanding reduced as a result of the weakening of British Pounds as compared to US Dollars.
The increase in ACC exposures is primarily due to the addition of credits impacted by COVID-19 (including $975 million of net par outstanding from the Watch List category), such as hotel tax, stadium, convention center and public house insured transactions, partially offset by active de-risking and issuer paydowns and calls.
The decrease in Watch List net par outstanding resulted from active de-risking initiatives (including the transactions noted above), downgrades to ACC due to COVID-19, and scheduled maturities, amortizations, refundings and calls.
In addition, as a result of the economic impacts from the COVID-19 pandemic, $2,651 million of net par outstanding in sectors such as mass transit, toll roads, and private higher education, among others, have been added to the Survey List. The Survey List is a categorization for enhanced monitoring of currently performing credits.
We also continue to experience stress in our exposure to Puerto Rico that consists of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
COVID-19
In March 2020, the outbreak of COVID-19, caused by a novel strain of the coronavirus, was recognized as a pandemic by the World Health Organization, and the outbreak is widespread globally, including in the markets in which we operate. The COVID-19 outbreak had and continues to have a notable impact on general economic conditions, including but not limited to higher unemployment; volatility in the capital markets; closure or severe curtailment of the operations and hence, revenues, of many businesses and public and private enterprises to which we are directly or indirectly exposed, such as hotels, restaurants, sports and entertainment facilities, airports and other transportation facilities, and retail establishments, mostly due to social distancing guidelines, travel bans and restrictions, and business restrictions and shutdowns. While many U.S. states and territories have eased restrictions more recently and provided clear social distancing guidelines to support businesses, challenges remain, including the recent rise of new COVID-19 cases.
In the U.S., monetary policy and fiscal stimulus, particularly the Coronavirus Aid, Relief and Economic Security ("CARES")
Act, have temporarily helped moderate the economic impact of COVID-19, along with stimulus and other actions taken by governments outside the U.S.
Nonetheless, the U.S. and most large global economies materially contracted through the third quarter of the year. While a recovery is currently underway led by an increase in retail sales in North America and the Eurozone since May, the trajectory and sustainability of the economic recovery is uncertain due to, among other things, the magnitude of job losses, cooler weather that will curb outdoor activity, uncertainty regarding continued government support measures, the recent rise of new COVID-19 cases and uncertainty related to the timing and efficacy of a vaccine. For the Ambac insured portfolio, credit risk remains elevated due to the historical and future economic and financial impact related to the COVID-19 crisis.
COVID-19 has also impacted Ambac's operating environment. Ambac has implemented a COVID-19 response plan designed to ensure the safety of our staff and business continuity. Our employees have transitioned to working remotely while maintaining full operational capabilities. Since July 2020, Ambac opened certain of its offices to allow a portion of the workforce to safely return on a voluntary basis. We have not experienced and do not anticipate incurring material net incremental operating expenditures to maintain the current operating environment. Although many of Ambac's critical third-party service providers are operating with employees working remotely, we have not presently identified or experienced any limitations or operational constraints with respect to services provided. Ambac does not believe that our current operating environment has resulted in a significant change to our disclosure controls or internal controls over financial reporting.
COVID-19 has adversely impacted Ambac's financial position and results of operations as credit risk in the insured and investment portfolios has increased. The municipal, project finance, mortgage-backed and student loan sectors, as well as other asset securitizations, in particular, could be materially adversely impacted, and as a result, with the exception of the mortgage-backed sector, we have increased loss reserves across each of these and other sectors during the nine months ended September 30, 2020. In the mortgage-backed sector, much lower interest rates have increased excess spread recoveries on previously paid claims and largely offset the impact of higher projected mortgage delinquencies and losses resulting from the COVID-19 pandemic. We are continuously evaluating and updating our view of the macro economic environment as well as our specific credit view of each of our insured exposures considering the significant uncertainties brought upon us by the COVID-19 pandemic. The overall financial impact from COVID-19 has been and will be a function of (i) the willingness and ability of issuers of insured obligations and other counterparties to pay their obligations when due, whether due to operational or financial reasons; (ii) the impact of changes to interest rates on policy and derivative payments; and (iii) the performance of the investment portfolio.
•Ambac’s insurance policies will be drawn in the event that the issuers of insured obligations do not make payments on
| Ambac Financial Group, Inc. 49 2020 Third Quarter FORM 10-Q |

their obligations when due. As a result of the COVID-19 related economic impact on issuers and markets where Ambac provides financial guarantees; including lower tax, project, and business revenues and increases in forbearances or delinquencies on mortgage and student loan payments, we have increased our loss reserves and may further increase them in the future depending on the duration and severity of the crisis. The crisis may also impair certain issuers' ability to pay premiums owed to Ambac; however, we believe such issuers currently have the ability to continue to pay such premiums timely, but this is subject to change.
•Ambac has exposure to reinsurance counterparties for their portions of future claim payments. Ambac has reinsured approximately 13.3% of its gross par outstanding to four reinsurance counterparties. Each of these reinsurance counterparties is experienced in the business of reinsuring and/or writing financial guaranty insurance. All have current ratings of A+ (by S&P) or better and have sufficient collateralization or replacement triggers upon downgrade. Ambac actively monitors each of these reinsurance entities and currently believes they have the ability to perform under their respective reinsurance policies, but this is subject to change.
•Ambac is exposed to the risk that contractual counterparties (including those under our RMBS litigations and derivative counterparties) may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. At present, Ambac has no concerns about the ability of our contractual counterparties, which include certain regulated exchanges in the case of interest rate swaps and futures, to perform under their contracts, but this is subject to change.
•Asset prices declined substantially during the first quarter, particularly in directly affected industries such as tourism, airlines, hospitality, commercial real estate and manufacturing. While Ambac does not have significant investments in these asset classes, we did experience a negative total return for the investment portfolio of approximately (4.4)% during the three month period ending March 31, 2020.  We evaluated and did not recognize credit impairments on the investment portfolio as of such date. However, in early April 2020, we monetized a material portion of our investments in certain assets classes; including corporate securities rated below the 'A' rated category, all directly owned CMBS (other than Military Housing bonds), and approximately 50% of all CLOs (all rated investment grade). While these positions were sold at a net gain, future investment losses and impairments may be possible. Asset prices partially recovered during the second and third quarters of 2020. Ambac recognized a total return for the investment portfolio of approximately 2.4% and 2.3% for the three and nine months ended September 30, 2020, respectively.
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
AFG:
As of September 30, 2020 the net assets of AFG, excluding its equity investments in subsidiaries, were $465 million.

($ in millions)
Cash and short-term investments (1)	$313
Other investments (2)	114
Other net assets (3)	38
Total	$465
(1)    During the three months ended September 30, 2020, AFG purchased Everspan Insurance Company, from Ambac Assurance and repositioned it as a subsidiary of a new intermediary holding company that is directly owned by AFG. This acquisition required a cash payment from AFG to Ambac Assurance of approximately $14 million.
(2)     Includes surplus notes (fair value of $59 million) issued by Ambac Assurance that are eliminated in consolidation.
(3)    Includes accruals for tolling payments from Ambac Assurance in accordance with the Amended Tax Sharing Agreement of $28 million. Refer to Note 10. Income Taxes for discussion over the timing of collection.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the nine months ended September 30, 2020, included the following:

($ in millions)
Net income (1)	$2
Gain (loss) on foreign currency translation (net of tax)	(20)
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	5
Impact on total comprehensive income (loss)	$(13)
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
| Ambac Financial Group, Inc. 50 2020 Third Quarter FORM 10-Q |

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

FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at September 30, 2020 and December 31, 2019. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policy that insures the notes issued by Ambac LSNI as defined in Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019:

($ in millions)	September 30, 2020	December 31, 2019
Public Finance (1) (2)	$16,041	$17,653
Structured Finance	6,614	7,508
International Finance	12,096	12,857
Total net par outstanding	$34,751	$38,018
(1)Includes $5,596 and $5,654 of Military Housing net par outstanding at September 30, 2020 and December 31, 2019, respectively.
(2)Includes $1,070 and $1,123 of Puerto Rico net par outstanding at September 30, 2020 and December 31, 2019, respectively. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at September 30, 2020:

($ in millions)		Risk Name	Country-Bond Type	Ambac Ratings (1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
IF	AUK	Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	BBB	$950	2.7%
IF	AUK	Capital Hospitals plc (3)	UK-Infrastructure	A-	851	2.4%
IF	AUK	Aspire Defence Finance plc	UK-Infrastructure	A-	821	2.4%
IF	AUK	Anglian Water	UK-Utility	A-	805	2.3%
PF	AAC	New Jersey Transportation Trust Fund Authority - Transportation System	US-Lease and Tax-backed Revenue	BBB-	772	2.2%
IF	AUK	National Grid Gas	UK-Utility	A-	743	2.1%
IF	AUK	Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	728	2.1%
IF	AUK	Ostregion Investmentgesellschaft NR 1 SA (3)	Austria-Infrastructure	BIG	691	2.0%
IF	AUK	RMPA Services plc	UK-Infrastructure	BBB+	542	1.6%
PF	AAC	Mets Queens Baseball Stadium Project, NY, Lease Revenue	US-Stadium Financing	BIG	540	1.6%
Total					$7,443	21.4%
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
| Ambac Financial Group, Inc. 51 2020 Third Quarter FORM 10-Q |

Net par related to the top ten exposures reduced $197 from December 31, 2019. Exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. The decrease from 2019 was primarily related to foreign exchange and scheduled paydowns. The concentration of net par amongst the top ten (as a percentage of net par outstanding) increased slightly to 21% at September 30, 2020, from 20% at December 31, 2019. However, certain credits within the top ten have had Ambac rating downgrades since December 31, 2019, primarily related to the impact of COVID-19, including Mitchells & Butlers Finance plc, New Jersey Transportation Trust Fund Authority and Mets Queens Baseball Stadium Project. Aspire Defence Finance plc's rating at September 30, 2020, improved since December 31, 2019. The remaining insured portfolio of financial guarantees has an average net par outstanding of $32 million per single risk, with insured exposures ranging up to $504 million and a median net par outstanding of $5 million.
Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.
COVID-19
COVID-19 and the public health responses by the US federal and state governments at the onset of the pandemic resulted in a shut down for several months of significant portions of the US economy, including areas that Ambac's insured obligors rely upon to generate the revenues and cash flows necessary to service debts we insure. Governments outside the US, in markets in which Ambac operates, also implemented similar measures to the US. Ambac undertook a detailed analysis of the potential impact of the closure of certain portions of the US economy and certain other economies, including the UK, Italy, and Australia, to assess the impact of the resulting global economic contraction on its insured financial guarantee portfolio. The economic contraction and the subsequent but still uncertain recovery; actions such as monetary policy and fiscal stimulus, including the CARES Act in the US that was signed into law on March 27, 2020, and future fiscal stimulus programs; and our insured obligors' financial flexibility and ability to mitigate the operational and economic impact of the recession will determine the ultimate impact to Ambac's insured portfolio.
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
The CARES Act has several measures that impacted US municipalities and other borrowers, including consumers, such as mortgage and student loan borrowers, represented in our insured portfolio, including:
•A program for direct lending, loans, loan guarantees and investments to eligible businesses, states and municipalities, including to passenger airlines and cargo airlines;
•A program for small business loans (Paycheck Protection Program, as amended by the Paycheck Protection Program and Health Care Enhancement Act (“PPP & HCE Act”));
•Business tax breaks, including payroll tax deferral
•An allocation of direct aid to state and local governments to reimburse them for the costs of dealing with COVID-19;
•The Public Health and Social Services Fund for distribution of grants to healthcare providers and hospitals (as amended by the PPP & HCE Act);
•Grants for transit agencies;
•Grants for airport authorities; and
•Direct payments to households and for unemployment insurance.
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
Additionally, the federal government has provided temporary relief measures to which servicers of mortgage loans must adhere. The Federal Housing Administration ("FHA") of the US Department of Housing and Urban Development and the Federal Housing Finance Agency ("FHFA") are providing temporary relief measures that require mortgage loan servicers to offer relief to borrowers who suffer hardship as a result of COVID-19. The relief measures include moratoriums on foreclosures and evictions as well as the expansion of forbearance and subsequent repayment options. Such servicers are generally applying these guidelines to non-FHFA loans, including those loans owned by special purpose entities that have their securitized obligations guaranteed by Ambac Assurance. Moreover, several State agencies have issued similar guidance to mortgage loan servicers concerning loan forbearances and other relief for borrowers. Depending on the trajectory and strength of the economic recovery, there may still be pressure to extend the duration of forbearances and subsequently to offer generous repayment plans. Forbearances increased sharply across the Ambac Assurance's insured first lien RMBS obligations during the second quarter of 2020 and early in the third quarter of 2020, but then dropped later in the third quarter of 2020, albeit to still elevated levels. The ultimate impact of forbearances and other relief measures, such as foreclosure and eviction moratoriums,
| Ambac Financial Group, Inc. 52 2020 Third Quarter FORM 10-Q |

on Ambac Assurance's insured RMBS obligations are still unclear. However, we have assumed that such measures, as well as the residual impact of the global recession, will have an adverse impact on our insured RMBS transactions. Consequently, we have anticipated that we will experience an increase in claim payments for certain of our insured RMBS obligations. However, we also anticipate that the significant decline in interest rates experienced during 2020 will likely generate additional excess spread recoveries on insured RMBS obligations that will mostly compensate for such adverse effects.
In addition to, as well as in connection with, the CARES Act, the Federal Reserve has implemented a number of programs to improve liquidity and the functioning of the financial markets in an effort to help mitigate the impact of the COVID-19 pandemic on financial markets and the macro economy as well as certain displaced sectors of the economy, including those in which Ambac operates, including, but not limited to:
•$500 billion for the Municipal Liquidity Facility;
•$750 billion for the Primary Market Corporate Credit Facility and Secondary Market Corporate Credit Facility; and
•$100 billion in loans for the Term Asset-backed Securities Facility
In the UK all non-essential leisure, food and retail operations, including public houses were closed from March 20, 2020, as a consequence of the COVID-19 pandemic. Premises were allowed to gradually reopen from June 1, 2020, such that by July 4, 2020, the majority of outlets were permitted to reopen. The UK Government introduced a number of measures to mitigate the impact of these enforced closures including rebating employers 80% of staff salaries (up to a £2,500 per month per employee cap), tax deferrals, business loan schemes and property tax relief. On November 5, 2020 the UK Government reimposed the closure the closure of non-essential leisure food and retail operations with the expectation that this closure will continue for the four weeks to December 2, 2020. The mitigating measures noted above will continue through this period before then being slowly withdrawn by March 31, 2021.
While Ambac expects the foregoing measures to help mitigate economic damage and aid the functioning of the capital markets, Ambac's exposure to credit risk as a result of the economic fallout from the COVID-19 pandemic remains elevated, and we could experience material losses that would adversely impact our future results of operations and financial condition.
Insured Portfolio:
Ambac established a set of base case assumptions that included a deep recession during the first half of 2020 with a modest recovery in the second half of 2020 that still leaves the U.S. with an overall contraction in GDP for the full year. Economic growth for 2021, while positive, is expected to be tempered by the continued uncertainty related to the rising infection rate of COVID-19 in the U.S. Recovery to 2019 levels of economic output are not expected until 2022. Consequently, we expect pressure will remain on U.S. states and local governments which are currently facing significant budget deficits as tax revenues have faltered as a result of COVID-19 related shutdowns, job losses and travel restrictions. State and local governments have shed an estimated 1.5 million jobs and are facing tough choices to close budget gaps, including tax increases, furloughs, public safety cuts, planned capital expenditure cuts, pension funding holidays, and other measures. In addition states may need to cut aid to local municipalities that are also under pressure from lost revenues. Monetary policy and federal stimulus through the CARES Act (and potential subsequent CARES Act programs) and other programs has benefited and is expected to continue to benefit in the overall economic recovery and more specifically provide some relief to state and local governments, including to issuers of municipal debt insured by Ambac, although the sufficiency of such benefits remains uncertain.
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

($ in millions) Market / Sector	Total NPO	Total Debt Service Due Next Twelve Months
Hotels / Convention Centers	$247	$43.1
Stadiums	634	41.4
Airports	124	21.8
Dedicated Tax	384	69.8
Higher Education Auxiliary	241	25.0
Rail / Mass Transit	328	30.3
Toll Roads / Bridges	457	42.8
Total Public Finance	$2,415	$274.2

The RMBS and student loan insured portfolios are expected to be adversely impacted by the previously mentioned forbearances and the general economic downturn in the first half of the year and the developing but uncertain recovery in the second half of the year where unemployment is still elevated and job participation rates are depressed. Expected to offset such impact for RMBS exposures is the benefit to excess spread within the securitization structures as a result of the significant reduction in interest rates, which will result in higher recoveries.
Ambac insured exposure includes a number of international policies where the revenue of the issuer is demand dependent. Such transactions have been impacted by the reduction of revenue due to the COVID-19 pandemic.  Ambac and its advisors are working closely with impacted issuers to review their plans and liquidity facilities in light of these events. In connection with these efforts Ambac de-risked an international stadium transaction in the three months ended September 30, 2020 with $217 million of NPO at December 31, 2019. Ambac's remaining NPO with respect to these international demand dependent policies are as follows:
| Ambac Financial Group, Inc. 53 2020 Third Quarter FORM 10-Q |

($ in millions) Market / Sector	Total NPO	Total Debt Service Due for Twelve Months
Higher Education	$168	$9.0
Airports	200	6.2
Asset Securitizations	949	81.9
Toll Roads / Bridges	750	59.5
Total	$2,067	$156.6
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
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,070 as of September 30, 2020. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees.
COVID-19
At this time, it remains very difficult to predict what the shape and timing of the post COVID-19 recovery will be for the Commonwealth of Puerto Rico, not least because the depth and length of COVID-19's impact is still uncertain. In the short-term, it is known that tax revenue to the Commonwealth’s general fund collections lagged projections by nearly $1.8 billion, or 16.8%, in fiscal year 2020 and were roughly $2.5 billion below fiscal year 2019 collections, according to the Puerto Rico Fiscal Agency and Financial Advisory Authority’s June 26, 2020, Treasury Single Account report. However, general fund net revenues totaled $1.259 billion in July and August 2020, outpacing projections for the first two months of fiscal year 2021 by $255 million, or 25.5%. It is unclear if this trend will hold, what this implies for the Commonwealth’s ability to pay debt service, and what if any lasting effects COVID-19 will have on the economic and financial profile of Puerto Rico.
Over the longer-term, Puerto Rico's recovery profile will be impacted by a wide range of factors as well as financial considerations including, but not limited to:
•the fiscal and monetary policies of the federal government which will shape the trajectory of the U.S. economy;
•the speed and efficacy of targeted federal aid packages to (1) help Puerto Rico address the negative economic effects of the pandemic and (2) rebuild better and more resilient infrastructure post-Hurricanes Irma and Maria in 2017 and earthquakes in 2020;
•supplemental Medicaid funding relief; and
•the willingness and ability of the Commonwealth government to implement much needed fiscal and structural reforms.
Fiscal Plans
Commonwealth Fiscal Plan
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
The Oversight Board asked the Title III court in September 2020 to allow it to provide a status update in late October 2020, which was granted. The period until late October is needed to assess the assumptions of the Commonwealth Fiscal Plan, according to the Oversight Board's status report filed in September 2020. Both the Oversight Board and mediation team “will realize in short order” if a modified Plan can be negotiated, and the additional time will also enable the Oversight Board and AAFAF to know “whether any remaining hurdles of such plan can be overcome or if the electoral process will need to be completed before that might occur”.
In the October 2020 status update the Oversight Board indicated that it was premature to schedule consideration of the Disclosure Statement and Commonwealth Plan of Adjustment, as the Fiscal Plan assumptions continue to be tested and conversations are ongoing with the Puerto Rico Fiscal Agency and Financial Advisory Authority concerning amending the current Commonwealth Plan of Adjustment. The next status update is due December 4, 2020. On October 28, 2020, the Court ordered the Oversight Board to file, by February 10, 2021, either (i) an informative motion with a term sheet disclosing the economic and structural terms and features of a proposed amended Commonwealth Plan of Adjustment, or (ii) the proposed amended Commonwealth Plan of Adjustment itself, together with a proposed timeline for disclosure statement and confirmation hearings.
PRHTA Fiscal Plan
On June 26, 2020, the Oversight Board certified its own version of the Fiscal Plan for PRHTA. The PRHTA Fiscal Plan states agency reform measures are critical to PRHTA’s sustainability, and that in fiscal year 2020, implementation significantly fell behind the performance goals for fiscal measures established by the 2019 PRHTA Fiscal Plan. The 2020 PRHTA Fiscal Plan shows the improvements in PRHTA’s operating and capital performance over various revenue and expense categories due to
| Ambac Financial Group, Inc. 54 2020 Third Quarter FORM 10-Q |

the $4.7 billion benefit that would be achieved if PRHTA fully and timely implements the outlined fiscal measures. Implementing these measures would reduce PRHTA’s projected pre-Commonwealth transfer deficit to approximately $1.7 billion from approximately $6.4 billion projected in the baseline scenario. An annual transfer of approximately $2.2 billion from the Commonwealth to PRHTA would fund the capital deficit not covered by the operating surplus, resulting in a net 30-year budget surplus of $461 million – which would presumably be the starting point for recoveries to PRHTA creditors.
The cumulative and annual budget surplus post-measures in the 2020 PRHTA Fiscal Plan is drastically lower than the budget surplus post-measures in the 2019 PRHTA Fiscal Plan: fiscal year 2022 surplus of $33 million vs. $120 million and fiscal year 2023 surplus of $1 million vs. $154 million. Since the document form and projection structure/line items are different in the 2020 PRHTA Fiscal Plan vs. 2019 PRHTA Fiscal Plan, comparability and reconciliation between the two versions is difficult and as such understanding the full extent of the decrease in the budget surplus in the latest plan remains challenging. COVID-19 is likely a driver, but it also appears that the 2020 PRHTA Fiscal Plan may not include Act 30 license fees ($130 million annually) or all of the $400 to $500 million in annual revenues that come from various excise taxes that also support the PRHTA debt insured by Ambac Assurance (e.g. gas tax, diesel tax, petroleum products tax, cigarette tax, motor vehicle license fees). Without these revenues, it unlikely PRHTA will be able to service its existing debt in any meaningful way.
PRHTA has defaulted on its debt service payments since 2016, and based on the 2020 PRHTA Fiscal Plan projections of cash flow, the existing PRHTA debt service may need to be reduced through a Title III plan of adjustment, unless the PRHTA Fiscal Plan projections change again. The amount of net revenues available for other needs in the 2020 PRHTA Fiscal Plan besides implementation of the capital improvement program, such as the payment of debt service, are highly dependent on PRHTA achieving additional positive cash flow to enable PRHTA eventually to operate at a surplus without the need for projected Commonwealth financial support to meet HTA budget gaps. However, the 2020 PRHTA Fiscal Plan projects a declining subsidy from the Commonwealth over the next 30 years. If the Act 30 licenses fees and/or the various excise taxes were re-incorporated into the 2020 Fiscal Plan, recoveries for Ambac Assurance insured debt may be materially higher than inferred from the current version of the 2020 PRHTA Fiscal Plan.
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
Commonwealth Plan of Adjustment
On February 9, 2020, the Oversight Board announced it reached an agreement in principle ("Plan Support Agreement") with certain creditors supporting the restructuring of the Commonwealth's General Obligation and PBA debt, and intended to file an amended Commonwealth Plan of Adjustment ("Amended POA") reflecting the terms of this agreement. On February 28, 2020, the Oversight Board filed an Amended POA and an amended Disclosure Statement to restructure approximately $35 billion of debt and other claims against the Commonwealth of Puerto Rico, PBA, ERS, and other issuers as well as more than $50 billion in pension liabilities. The Amended POA would reduce Commonwealth debt and other claims from $35 billion to less than $11 billion, a 70% haircut and would also reduce the Commonwealth’s annual debt service by 56%. Treatment for pension claims would include a reduction in pension payments by as much as 8.5% for retirees who currently receive at least $1,200 a month, such that approximately 75% of current and future retirees would not face any cuts, and the establishment of a pension reserve fund to help support retirement payments in future years. The Amended POA disproportionately disadvantaged claims against the Commonwealth related to certain revenue bonds issued by Puerto Rico instrumentalities, including those insured by Ambac Assurance, providing for an estimated recovery of 3.9% on claims against the Commonwealth related to PRHTA bonds, Puerto Rico Infrastructure Financing Authority (PRIFA) Special Tax Revenue (Rum Tax) bonds, and Puerto Rico Convention Center District Authority (PRCCDA) bonds.
On September 20, 2020, the Oversight Board announced that it and principal creditor parties to the Plan Support Agreement agreed to release documents related to the ongoing debt restructuring negotiations under Title III of PROMESA. The materials include an August 18, 2020, fiscal plan macroeconomic overview and revised Plan of Adjustment proposal from the Oversight Board and an August 24, 2020, Plan Support Agreement counterproposal from creditors. According to a press release from the Oversight Board, notwithstanding the information release, the Oversight Board and related creditors continue to negotiate and the Plan Support Agreement has not been terminated.
The revised Commonwealth Plan of Adjustment proposed by the Oversight Board and a counterproposal by the principal creditor parties to the Commonwealth Plan Support Agreement both call for a $2 billion increase in cash consideration for general obligation/Public Buildings Authority bondholders and lower caps on maximum annual debt service compared with the current Plan Support Agreement. The blended general obligation/Public Buildings Authority bond recovery under the Oversight Board’s proposal (which appears to have been offered to related creditors on July 30, 2020) would range from 52.7% to 58.4%, while the PSA creditors’ counterproposal contemplates a blended recovery based on such claims at 73.6%. Implied recoveries related to certain revenue bonds insured by Ambac Assurance would be below 3%.
It is unclear if and how the Commonwealth Plan of Adjustment will be ultimately modified or how the final adjustments will impact revenues available to the Puerto Rico instrumentalities addressed in the Amended POA or the recoveries on claims
| Ambac Financial Group, Inc. 55 2020 Third Quarter FORM 10-Q |

against the Commonwealth by creditors of those instrumentalities, including Ambac and Ambac-insured bondholders. However, if the Amended POA were confirmed in its current form, Ambac's financial condition would suffer a material negative impact. Refer to Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for the possible increase in loss reserves under stress or other adverse conditions, including the impact of the Amended POA. There can be no assurance that losses may not exceed such estimates.
Political Developments
On August 31, 2020, the terms of Oversight Board members Carlos M. García and José Ramón González expired, and on October 5, 2020, the term of Oversight Board Chairman José Carrión expired.
On October 6, 2020, the four remaining members of the Oversight Board at that time (David A. Skeel, Arthur J. González, Ana J. Matosantos and Andrew Biggs) voted unanimously to designate Skeel as the new Oversight Board Chairman. On October 7, 2020, President Donald J. Trump appointed Justin Peterson to replace Arthur J. González as member of the Oversight Board.
The four current members of the Oversight Board continue to carry out all functions and duties while awaiting the potential appointment of additional or replacement members. However, under section 206(b) of PROMESA, an affirmative vote of no fewer than five members of the board is required to issue a restructuring certification.
On August 16, 2020, Governor Wanda Vázquez acknowledged losing the primary of her pro-statehood party to Pedro Pierluisi, who briefly served as the governor last year amid political turmoil. Pierluisi faced Mayor Carlos Delgado among other candidates during the gubernatorial election held on November 3, 2020. No winner has been declared.
It is unclear how the Oversight Board member turnover and local elections will impact the debt restructuring process, negotiations, timing and ultimate outcome for Ambac.
Ambac Title III Litigation Update
Ambac Assurance is party to a number of litigations related to its Puerto Rico exposures, and actively participates in the Commonwealth’s Title III proceedings before the United States District Court for the District of Puerto Rico.
On January 16, 2020, Ambac Assurance, together with other monoline insurers, filed motions which sought to lift the automatic stay and allow Ambac and others to enforce their rights related to HTA, CCDA and PRIFA in an alternative forum. Through orders issued on July 2 and September 9, 2020, Judge Swain largely denied the motions, while holding in abeyance further proceedings in the CCDA motion relating to a particular account over which it is undisputed the monolines have a lien. Ambac Assurance and the other movants have appealed the HTA and PRIFA decisions. Briefing is expected to be completed by December 21, 2020, with argument heard in February 2021. Ambac is unable to predict when and how the issues raised in these cases will be resolved. If Ambac
Assurance is unsuccessful in any of these proceedings, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a material negative impact.
On January 16, 2020 the Oversight Board filed four adversary proceeding complaints against Ambac Assurance, and other monoline insurers, seeking to disallow their proofs of claim against the Commonwealth as they relate to HTA, CCDA, and PRIFA bonds. On April 28, 2020, the Oversight Board filed partial motions for summary judgment. Briefing has concluded on those motions for summary judgment and oral argument was held on September 23, 2020. A decision is pending.
Ambac Assurance, along with other monoline insurers, filed a motion seeking appointment as trustees under Section 926 of the Bankruptcy Code to pursue certain avoidance actions on behalf of HTA against the Commonwealth of Puerto Rico. The motion attached a proposed complaint detailing the avoidance claims that movants would pursue. On August 11, 2020 the Court denied the motion and Ambac Assurance and the other movants have appealed that denial. Ambac Assurance and the other movants filed a motion to hold that appeal in abeyance pending the First Circuit’s resolution of the appeal from the Court’s denial of the HTA Lift-Stay Motion. Briefing has concluded on the motion to hold the appeal in abeyance and a decision is pending.
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
Mediation
The status, timing and subject of any subsequent or future mediation discussion has not yet been publicly disclosed. However, Judge Swain issued a scheduling order on June 30, 2020, setting monthly omnibus hearings through the end of 2021. On October 28, 2020, Judge Swain ordered the Oversight Board to engage with all relevant parties in responsible and meaningful negotiations in an effort to arrive at a substantially consensual Plan of Adjustment. The timeline for resolution of Puerto Rico’s debt restructuring process is uncertain and will extend into 2021.
The Oversight Board disclosed, in a status report filed with the Title III court in September 2020, that it has resumed formal discussions with creditors with the guidance of the mediation team led by Judge Houser. Prior to the talks with creditors, the Oversight Board held discussions with AAFAF concerning the terms of a Commonwealth Plan of Adjustment and what, if any, modifications or amendments needed to be proposed. The status report also said that the Oversight Board considered it premature to propose a schedule for consideration of the Commonwealth Plan of Adjustment and Disclosure Statement due to several factors, including the upcoming November election. More specifically, the report states the Oversight Board “and its advisors have engaged in active dialogue with individual creditors and their respective advisors, both those party to the
| Ambac Financial Group, Inc. 56 2020 Third Quarter FORM 10-Q |

Plan Support Agreement as well as other notable parties in interest. While parties have re-engaged, both formally and informally, in light of (a) the nascent stage of such discussions, (b) the current state of material litigations before the court, the determinations of which shall influence the tenor of such discussions, and (c) the political and electoral process on-Island, the Oversight Board submits it is premature to propose a schedule for consideration of the Commonwealth Plan of Adjustment and Disclosure Statement.” The Oversight Board filed an updated status report in October 2020 which also indicated that it was premature to propose a schedule for consideration of the Commonwealth Plan of Adjustment and Disclosure Statement due to several factors, including the upcoming November election. On October 28, 2020, the Court ordered the Oversight Board to file, by February 10, 2021, either (i) an informative motion with a term sheet disclosing the economic and structural terms and features of a proposed amended Commonwealth Plan of Adjustment, or (ii) the proposed amended Commonwealth Plan of Adjustment itself, together with a proposed timeline for disclosure statement and confirmation hearings.
No assurances can be given that debt restructuring negotiations will be successfully concluded, that the Commonwealth, Oversight Board and creditor parties will reach definitive agreements on debt restructurings, that any additional negotiated transaction, debt restructuring, definitive agreement or Plan of Adjustment will be approved by the court and completed, or that any transaction or Plan of Adjustment will not have a materially adverse impact on Ambac's financial condition or results of operations.
Federal Aid
The Commonwealth of Puerto Rico is projected to benefit from over $60 billion of federal disaster aid for infrastructure improvement initiatives or recovery efforts, as a result of the damage cause by hurricanes Irma and Maria as well as the earthquakes that began in late December 2019.
On September 18, 2020, the White House announced plans for FEMA to award almost $13 billion in new disaster aid, primarily for rebuilding Puerto Rico's electrical grid that was damaged by hurricanes Maria and Irma three years ago. The majority of the grants ($9.6 billion) will flow to the Puerto Rico Electric Power Authority to repair and replace transmission and distribution lines, substations, generation systems and general grid improvements as part of its strategic transformation. About $2.3 billion in grants will flow to the Puerto Rico’s Department of Education for school construction projects. This aid allocation will raise the amount the federal government has obligated to Puerto Rico to approximately $38 billion for Puerto Rico’s recovery. However, distribution of disaster aid to date post-hurricanes has been slower than expected. Only one-third, or $16.9 billion, of previously allocated funds have been disbursed to the Commonwealth, according to COR (the Puerto Rico government's Central Recovery and Reconstruction Office).
The slow pace of distribution, primarily for HUD grants, reflects a complicated project approval process but also increased oversight of funds following allegations of Puerto Rico’s mismanagement of aid last year. To date, HUD has only distributed a fraction of disaster relief funds to Puerto Rico, about 0.5% of funds previously approved by Congress. Of the funds received by the Commonwealth, the bulk flowing from FEMA include monies for public assistance projects, including rebuilding roads, bridges, police stations and hospitals damaged during the hurricanes. Individuals have also received close to $3 billion in FEMA assistance to date, including funding housing assistance for residents that have lost their homes as a result of the disaster, but also for certain home repair, medical, child care and clean-up expenses.
The full extent of federal government support to Puerto Rico is still uncertain as existing federal stimulus has not been fully disbursed and additional measures are likely to be enacted. A new U.S. President, Puerto Rico governor, or Oversight Board makeup could accelerate the aid distribution process if there was a higher comfort level from the federal government regarding the local management and efficacy of federal disaster resources. While the previously allocated federal disaster relief funds, Medicaid money, and the more recent COVID-19 crisis related funds are all expected to support economic recovery and growth and in Puerto Rico, there can be no assurances as to the certainty, timing, usage, efficacy or magnitude of benefits to creditor outcomes related to disaster aid and ensuing economic growth, if any.
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the nine months ended September 30, 2020, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $263 million, which was impacted by lower discount rates, the continued uncertainty and volatility of the situation in Puerto Rico, including the potential impact of the COVID-19 crisis on the Commonwealth and the developing potential impact of the COVID-19 crisis on other sectors in the Domestic Public Finance insured portfolio; and loss adjustment expenses related to the cost of defending our rights and pursuing recoveries. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico and the overall uncertain impact of the COVID-19 crisis on the Commonwealth and the Domestic Public Finance Insured Portfolio in general. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of September 30, 2020:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$23,033	$23,033
British Pounds		£7,403	9,550
Euros		€1,518	1,778
Australian Dollars	A$	545	390
Total			$34,751
| Ambac Financial Group, Inc. 57 2020 Third Quarter FORM 10-Q |

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at September 30, 2020 and December 31, 2019. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:
Note: AAA is less than 1% in both periods.
(1)Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice.

	Net Par Outstanding
Summary of Below Investment Grade Exposure ($ in millions)	September 30, 2020	December 31, 2019
Public Finance:
Lease and tax-backed (1)	$1,199	$1,109
General obligation (1)	336	525
Housing (2)	309	311
Stadium	540	—
Transportation	30	27
Other	38	42
Total Public Finance	2,452	2,014
Structured Finance:
RMBS	2,941	3,362
Student loans	540	620
Other	1	33
Total Structured Finance	3,482	4,015
International Finance:
Other	1,537	1,455
Total International Finance	1,537	1,455
Total	$7,471	$7,484

(1)Lease and tax-backed revenue includes $969 and $1,014 of Puerto Rico net par at September 30, 2020 and December 31, 2019, respectively. General obligation includes $101 and $109 of Puerto Rico net par at September 30, 2020 and December 31, 2019, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.
(2)Relates to military housing net par.
The net decline in below investment grade exposures is primarily due to commutation of certain general obligation exposures, the partial commutation of a structured finance transaction mostly offset by the addition of certain exposures driven by the COVID-19 pandemic (lease and tax-backed, stadiums and an international structured finance exposure).
Below investment grade exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to continue to increase in the future.
RESULTS OF OPERATIONS
Net loss attributable to common stockholders for the three months ended September 30, 2020, was $108 million compared to net income attributable to common stockholders of $66 million for the three months ended September 30, 2019. The decrease in net income was primarily driven by (i) receipt of $142 million arising from the settlement between the SEC and Citigroup which was recognized as a gain in Other income for the three months ended September 30, 2019, (ii) higher losses and loss expenses, (iii) lower net realized investment gains, (iv) lower income on variable interest entities, and (v) lower net investment income, partially offset by: (a) lower
| Ambac Financial Group, Inc. 58 2020 Third Quarter FORM 10-Q |

interest and operating expenses and (b) higher net gains on derivative contracts.
Net loss attributable to common stockholders for the nine months ended September 30, 2020, was $423 million compared to a net loss attributable to common stockholders of $106 million for the nine months ended September 30, 2019. The increase in loss was primarily driven by: (i) higher loss and loss expenses, (ii) receipt of $142 million arising from the settlement between the SEC and Citigroup which was recognized as a gain in Other income for the nine months ended September 30, 2019, (iii) lower net investment income, (iv) lower net realized investment gains, and (v) lower income on variable interest entities, partially offset by (a) lower insurance intangible amortization and (b) lower interest and operating expenses.
A summary of our financial results is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Revenues:
Net premiums earned	$15	$10	$36	$46
Net investment income	37	45	69	186
Net realized investment gains (losses)	2	18	20	71
Net gains (losses) on derivative contracts	7	(10)	(61)	(61)
Other income (expense)	2	141	2	133
Income (loss) on variable interest entities	—	11	3	30
Expenses:
Losses and loss expenses (benefit)	83	37	216	(84)
Insurance intangible amortization	14	17	41	280
Operating expenses	23	26	67	80
Interest expense	50	67	172	202
Provision for income taxes	—	3	(5)	33
Net income (loss) attributable to common stockholders	$(108)	$66	$(423)	$(106)

Ambac's results of operations and financial position have been adversely impacted by the COVID-19 pandemic's effect on the global economy and financial markets. Significant interest rate declines during the first quarter of 2020 contributed materially to a net increase in loss reserves and losses on interest rate derivative contracts. Credit driven losses were also recognized in the three months ended March 31, 2020, within losses incurred (primarily from public finance insurance policies) and losses in counterparty credit adjustments on derivative asset valuations. Financial market disruptions were reflected through lower valuations of certain fixed income securities (recorded through other comprehensive income) and the majority of other investments (recorded through net investment income). During the second and third quarters of 2020, credit spreads partially recovered (favorably impacting counterparty credit adjustments on derivative assets and valuations of investment securities). The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving in ways that are difficult or impossible to anticipate. As a result, it is possible that Ambac's results of operations and financial condition may be further adversely affected by the evolving affects of the COVID-19 pandemic. For additional information on the risks posed by COVID-19, refer to “Part II, Item 1A-Risk Factors” in this Quarterly Report on Form 10-Q.
During 2019, Ambac executed on a number of restructuring/commutation transactions that had significant impacts to the consolidated results of operations. As described further below, the completion of the these transactions, including the related changes to invested assets, intangible assets, loss reserves and debt of the Company, had a significant impact on the comparability of the results of operation for the nine months ended September 30, 2020 and 2019. The most significant transactions, which are more fully discussed in "Financial Guarantees in Force" in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2019 were:
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
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2020 and 2019, respectively.
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
Net premiums earned increased $5 million and decreased $10 million for the three and nine months ended September 30,
| Ambac Financial Group, Inc. 59 2020 Third Quarter FORM 10-Q |

2020, respectively, compared to the same periods in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of normal premiums earned by market:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Normal premiums earned
Public finance	$5	$7	$15	$21
Structured finance	2	2	6	8
International finance	3	—	9	9
Total normal premiums earned	10	8	30	38
Accelerated earnings	5	2	6	8
Total net premiums earned	$15	$10	$36	$46

The increase in normal premiums earned for the three months ended September 30, 2020, is primarily due to changes in allowances for credit losses on premium receivables, partially offset by the continued runoff of the insured portfolio in all markets. The decrease in normal premiums earned for the nine months ended September 30, 2020, is primarily attributable to (i) the continued runoff of the insured portfolio in all markets and (ii) changes to allowance for credit losses on premiums receivables. Ambac adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), on January 1, 2020, and assesses the allowance for credit losses on premium receivables on a quarterly basis. Prior to adoption of ASU 2016-13, Ambac assessed collectability of premium receivables in accordance with ASC 944 and recorded an allowance for uncollectible premiums. The three and nine months ended September 30, 2020, includes an increase in the allowance for credit losses since adoption of CECL of $2 million and $5 million, respectively, as compared to an increase of $6 million and $7 million for the three and nine months ended September 30, 2019, respectively. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Public Finance normal earned premiums for the three and nine months ended September 30, 2020, were also impacted by reinsurance cessions in the second half of 2019.
The increase in accelerated earnings in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, is primarily driven by the termination of an international credit. The decrease in accelerated earnings in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, is primarily related to the COFINA restructuring, partially offset by negative accelerations related to the Ballantyne commutation and two international commercial asset-backed exposures, all of which occurred in 2019.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed income securities classified as available-for-sale and net gains (losses) on pooled investment funds which include changes in fair value of the funds' net assets. Fixed income securities include investments in Ambac-insured securities that are made opportunistically based on their risk/reward and asset-liability management characteristics. As described further below, investment income from holdings of Ambac-insured securities (including Secured Notes issued by Ambac LSNI, LLC) for the periods presented have primarily been affected by restructuring transactions involving Puerto Rico and Ballantyne bonds. Investments in pooled investment funds and certain other investments are either classified as trading securities with changes in fair value recognized in earnings or are reported under the equity method. These funds and other investments are reported in Other investments on the Unaudited Consolidated Balance Sheets, which consists primarily of pooled fund investments in diversified asset classes. For further information about investment funds held, refer to Note 8. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q.
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Securities available-for-sale: Ambac-insured (including Secured Notes)	$15	$18	$47	$104
Securities available-for-sale and short-term other than Ambac-insured	9	19	33	57
Other investments (includes trading securities)	14	8	(12)	25
Net investment income	$37	$45	$69	$186

Net investment income decreased $7 million and $117 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. As described further below, the variances were primarily driven by pricing volatility within fund investments resulting from the impact of the COVID-19 pandemic on financial markets and the impact of de-risking transactions in 2019, including lower subsequent allocations to higher yielding Ambac-insured securities and a lower overall invested asset base.
•Other investments income (loss) increased $6 million and decreased $37 million for the three and nine months ended September 30, 2020, respectively, compared to the
| Ambac Financial Group, Inc. 60 2020 Third Quarter FORM 10-Q |

same periods in the prior year. The increase in other investment income (loss) for the three months ended September 30, 2020, compared to the prior year period, resulted from stronger average performance and a larger allocation to this sector. Third quarter 2020 gains reflect the continued price recovery on asset classes most significantly impacted by fair value losses in the first quarter of 2020, including hedge funds and funds investing in high-yield bonds, leveraged loans and equities. Other investment income for the three months ended September 30, 2020, also reflected gains on additional hedge fund investments made during the period. The loss for the nine months ended September 30, 2020, was driven by adverse changes in fair values experienced in the first quarter of the year stemming from an increase in risk premiums (including credit spreads) as a consequence of the economic and financial market impact of the COVID-19 pandemic, partially offset by fair value recoveries and gains on new investments in subsequent quarters. Other investment income for the three and nine months ended September 30, 2019, was driven primarily by gains on equity and high-yield and loan funds, partially offset by losses on insurance-linked securities.
•Investment income from Ambac-insured securities was lower in both the three and nine month periods ended September 30, 2020, compared to the prior year periods due primarily to the effects of 2019 de-risking activities, ongoing early redemptions of Secured Notes issued by Ambac LSNI, LLC and the effects of declining interest rates. The decline of income from Ambac-insured securities for the three months ended September 30, 2020, was driven by redemptions and lower LIBOR indexed coupon rates on the Secured Notes compared to the three months ended September 30, 2019. Lower income from Ambac-insured securities for the nine months ended September 30, 2020 compared to the same period of 2019, primarily resulted from accelerated discount accretion on Ballantyne bonds, recognized in connection with the Restructuring in the second quarter of 2019. Other contributing factors to the decrease from the first nine months of 2019 are redemptions and lower rates on the Secured Notes and lower holdings of Ambac insured-RMBS.
•Net investment income from available-for-sales securities other than Ambac-insured securities decreased as a result of the favorable impact on income for the three and nine months ended September 30, 2019, of high yielding uninsured COFINA bonds received under the POA, as well as the impact of a smaller asset base and lower average yields in 2020. All of the uninsured COFINA bonds were sold from Ambac's non-VIE investment portfolio by December 31, 2019. Use of funds for early debt redemptions and operating cash needs, combined with portfolio allocation toward other investments and Ambac-insured bonds from lower rated investment grade corporates, commercial mortgage backed securities and certain CLOs in 2020 resulted in a lower asset base in this portion of the portfolio. This reallocation along with steadily declining reinvestment rates on short-term holdings resulted in lower averages yields on available-for-sale securities other than Ambac-insured compared to the prior year periods.
Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net gains (losses) on securities sold or called	$4	$12	$20	$42
Net foreign exchange gains (losses)	(2)	7	—	30
Credit impairments	—	—	—	—
Intent / requirement to sell impairments	—	—	—	—
Total net realized gains (losses)	$2	$18	$20	$71
Net realized gains on securities sold or called for the three and nine months ended September 30, 2020, are primarily from sales in connection with routine portfolio management. Net realized gains on securities sold or called for the three and nine months ended September 30, 2019, included $7 million and $33 million, respectively, of net gains related to the impact of the COFINA Plan of Adjustment, including sales of Ambac-insured Puerto Rico COFINA bonds and new uninsured COFINA bonds received in the commutation. Also included in realized gains for the nine months ended September 30, 2019, are $23 million of realized foreign exchange gains arising from the settlement of Ballantyne bonds held in the investment portfolio.
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
| Ambac Financial Group, Inc. 61 2020 Third Quarter FORM 10-Q |

Net gains (losses) on interest rate derivatives for the three and nine months ended September 30, 2020, were $6 million and $(61) million, respectively, compared to ($10) million and $(63) million for the three and nine months ended September 30, 2019, respectively. The net gain for the three months ended September 30, 2020, reflects a gain from reduced counterparty credit adjustments. The net loss for nine months ended September 30, 2020, reflects significant declines in forward interest rates, triggered by the COVID-19 pandemic, and losses from the application of counterparty credit adjustments, described further below. The net losses for three and nine months ended September 30, 2019, reflect the impact of declines in forward interest rates, partially offset by negative net carrying costs driven by an inverted yield curve.
•Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $6 million and $(15) million for the three and nine months ended September 30, 2020, respectively, and $(5) million and $(8) million for the three and nine months ended September 30, 2019, respectively. The gain for the three months ended September 30, 2020, was driven by narrower credit spreads and a decrease in the underlying net asset value of the derivative assets as long term interest rates began to rise. The loss for the nine months ended September 30, 2020, was driven by wider credit spreads, including the effect of a credit rating downgrade of a derivative counterparty by Ambac during the first quarter, simultaneous with an increase in the underlying asset value as interest rates declined. The losses on counterparty credit adjustments for the 2019 periods are primarily due to increases in the underlying asset values as interest rates declined.
Other income (expense). Other income (expense) includes various fees, primarily consent and waiver fees, as well as foreign exchange gains/(losses) unrelated to investments or loss reserves. For the three and nine months ended September 30, 2020, other income (expense) included foreign exchange gains and amortization of fee income. Other income also includes proceeds received by Ambac Assurance in September 2019 in connection with an SEC action against Citigroup Global Markets Inc. in the amount of $142 million.
Income (Loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs, consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities. In consolidation, assets and liabilities of the VIEs are initially reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation. Additionally, terminations or other changes to Ambac's financial guarantee insurance policies that impact projected cash flows between a consolidated VIE and Ambac could result in gains or losses, even if such policy changes do not result in deconsolidation of the VIE.
Income (loss) on variable interest entities was a loss of less than a million and income of $3 million for the three and nine months ended September 30, 2020, respectively, compared to income of $11 million and $30 million for the three and nine months ended September 30, 2019, respectively. Results for the three months ended September 30, 2020, reflect a modest reduction in value of net assets of a VIE related to the ongoing shut-down of parts of the UK economy resulting from COVID-19. Results for the nine months ended September 30, 2020, were due primarily to realized gains of $8 million on sales of assets from one VIE (the COFINA Trust) partially offset by the lower valuation of net assets on a VIE impacted by COVID-19. Results for the three and nine months ended September 30, 2019, were driven by the impact of the COFINA Trust created in connection with the restructuring of Puerto Rico COFINA debt. Income from COFINA Trust for the three months ended September 30, 2019, was $11 million, primarily from realized gains on sales of assets from the trust used for early redemptions of debt. Income from COFINA Trust for nine months ended September 30, 2019, was $26 million, including $15 million from consolidation and $13 million from realized investment gains, partially offset by net interest expense and fees. The three and nine months ended September 30, 2019, also included a $2 million loss from deconsolidation of a VIE.
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
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of
| Ambac Financial Group, Inc. 62 2020 Third Quarter FORM 10-Q |

reinsurance, of $1,731 million and $1,702 million at September 30, 2020, and December 31, 2019, respectively. The increase in these recoveries was primarily driven by lower discount rates used to discount estimated cash flows. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for more information regarding the estimation process for R&W subrogation recoveries.
The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
RMBS	$27	$(25)	$(91)	$(133)
Domestic Public Finance	43	77	263	197
Student Loans	6	(16)	24	(23)
Ambac UK and Other Credits	8	—	20	(125)
Totals (1)	$83	$37	$216	$(84)
(1)    Includes loss expenses incurred of $46 and $83 for the three and nine months ended September 30, 2020, respectively, and $23 and $52 for the three and nine months ended September 30, 2019, respectively.
Losses and loss expenses (benefit) for the three and nine months ended September 30, 2020, were driven by the following:
•Higher projected losses in domestic public finance driven by lower discount rates (primarily relating to Puerto Rico), loss expenses incurred and incurred losses related to transactions directly impacted by the economic impact from COVID-19;
•An increase in student loan losses as a result of lower discount rates and the impact from COVID-19; and
•Increased RMBS losses for the three months ended September 30, 2020, related to expected losses from COVID-19 related delinquencies and improved RMBS losses for the nine months ended September 30, 2020, as a result of the positive impact of lower interest rates on excess spread, reduced by lower discount rates and expected losses from COVID-19 related delinquencies.
Losses and loss expenses (benefit) for the three and nine months ended September 30, 2019, were driven by the following:
•For the nine months ended September 30, 2019, favorable development within Ambac UK and Other Credits primarily due to the Ballantyne commutation completed in June 2019;
•Favorable RMBS development as a result of credit improvement, the impact on excess spread from declines in interest rates, and additionally for the nine months ended September 30, 2019, a trustee settlement related to Lehman sponsored transactions partially offset by,
•Higher projected losses in domestic public finance driven mostly by a lower discount rates and additions to Puerto Rico loss reserves.
Insurance Intangible Amortization. Insurance intangible amortization for the three and nine months ended September 30, 2020, was $14 million and $41 million, respectively, a decrease of $4 million and $239 million over the three and nine months ended September 30, 2019, respectively. The decrease from the nine months ended September 30, 2019, is primarily due to accelerated amortization as a result of the Ballantyne commutation that occurred in the second quarter of 2019.
Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides a summary of operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Compensation	$13	$14	$38	$46
Non-compensation	10	11	29	33
Gross operating expenses	23	26	67	80
Reinsurance commissions, net	—	—	—	—
Total operating expenses	$23	$26	$67	$80

Gross operating expenses decreased $3 million and $13 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. Operating expenses incurred relating to COVID-19 have not been significant for the three and nine months ended September 30, 2020.
The decrease in operating expenses during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was due to the following:
•Lower compensation costs primarily related to lower salaries resulting from continued right sizing of staffing levels and
•Lower non-compensation costs primarily due to reduced premises costs as a result of re-locating our corporate headquarters.
The decrease in operating expenses during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was due to the following:
•Lower compensation costs primarily due to lower salaries and severance resulting from continued right sizing of staffing levels and lower incentive compensation costs primarily related to the Ballantyne restructuring in 2019 and
•Lower non-compensation costs primarily due to a UK Value Added Tax (VAT) refund recognized in the nine months ended September 30, 2020, reduced consulting services and lower premises costs as a result of re-locating our corporate headquarters, offset by increased legal fees.
Legal and consulting services provided for the benefit of OCI were flat at $2 million during the nine months ended September 30, 2020 and 2019.
| Ambac Financial Group, Inc. 63 2020 Third Quarter FORM 10-Q |

Interest Expense. Interest expense includes accrued interest on the Ambac Note, Tier 2 notes, surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Surplus notes (1)	$17	$25	$67	$73
Ambac note	25	35	83	110
Tier 2 notes	7	7	21	19
Other	—	—	1	—
Total interest expense	$50	$67	$172	$202
(1)Includes junior surplus notes
The decrease in interest expense for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, was primarily driven by optional redemptions and lower rate resets of the floating rate Ambac Note and lower discount accretion on surplus notes, partially offset by interest compounding on the surplus notes and the Tier 2 Notes.
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
In April 2020, OCI declined the request of Ambac Assurance to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the scheduled maturity date of June 7, 2020. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac Assurance is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $334 million and $165 million, respectively, at September 30, 2020.
Provision for Income Taxes. The provision for income taxes for the three and nine months ended September 30, 2020, was $0 million and a benefit of $5 million, a decrease of $3 million and $38 million compared to the provision for income taxes reported for three and nine months ended September 30, 2019. The change for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily attributable to Ambac UK, which had higher taxable income in 2019 due to the Ballantyne restructuring and commutation.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. ("AFG") Liquidity. AFG's liquidity is primarily dependent on its cash, investments (excluding equity investments in subsidiaries), and net receivables totaling $465 million as of September 30, 2020, and secondarily on its expense sharing and other arrangements with Ambac Assurance.
•During the three months ended September 30, 2020, AFG purchased Everspan Insurance Company, from Ambac Assurance and repositioned it as a subsidiary of a new intermediary holding company that is directly owned by AFG. This acquisition required a cash payment from AFG to AAC of approximately $14 million.
•Pursuant to the amended and restated tax sharing agreement among AFG, Ambac Assurance and certain affiliates (the "Amended TSA"), Ambac Assurance is required to make payments ("tolling payments") to AFG with respect to the utilization of net operating loss carry-forwards (“NOLs”). AFG has accrued $28 million of tolling payments based on NOLs used by Ambac Assurance in 2017. In May 2018, AFG executed a waiver under the intercompany tax sharing agreement pursuant to which Ambac Assurance was relieved of the requirement to make this payment by June 1, 2018.  AFG also agreed to defer the tolling payment for the use of net operating losses by Ambac Assurance in 2017 until such time as OCI consents to the payment.
•Under an inter-company cost allocation agreement, AFG is reimbursed by Ambac Assurance for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 million per year to cover expenses not otherwise reimbursed. OCI approved this $4 million reimbursement for 2019 expenses, which was paid in March 2020.
AFG's investments include securities directly and indirectly issued by and/or insured by Ambac Assurance, some of which are eliminated in consolidation. Securities issued or insured by Ambac Assurance are generally less liquid than investment grade and other traded investments.
It is highly unlikely that Ambac Assurance will be able to make dividend payments to AFG for the foreseeable future and therefore cash and investments, payments under the intercompany cost allocation agreement and tolling payments, if any, will be AFG’s principal sources of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included
| Ambac Financial Group, Inc. 64 2020 Third Quarter FORM 10-Q |

in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for more information on dividend payment restrictions.
The principal uses of liquidity are the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac; and the making of investments, which may include securities issued or insured by Ambac Assurance or Ambac UK and other less liquid investments. Additional uses of liquidity may include the acquisition or capitalization of new businesses. Contingencies could cause material liquidity strains.
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
The principal uses of Ambac Assurance’s liquidity are the payment of operating and loss adjustment expenses; claims; commutation and related expense payments on insurance policies; ceded reinsurance premiums; principal and interest payments on the Ambac Note, surplus notes and Tier 2 Notes; additional loans to affiliates; tolling payments due to AFG under the Amended TSA; and purchases of securities and other investments that may not be immediately converted into cash.
•The COVID-19 pandemic has had a negative impact on Ambac's liquidity resources as a consequence of the adverse reaction of the capital markets, which led to a reduction in the value and marketability of our invested assets; derivative losses, which required either timely settlement or additional collateral posting; and higher credit risk within the insured portfolio, as further described below. Nevertheless, Ambac has not yet experienced incremental demands on its liquidity, from higher claims or expenses, other than the aforementioned impact of derivatives.
•Claim payments may increase during the global recession and COVID-19 pandemic as issuers, particularly those with revenues that will be interrupted by the effects of the pandemic, including social distancing, other restrictions on activities and the increase in unemployment, may not have sufficient cash inflows to pay debt service on Ambac-insured debt. Refer to "Financial Guarantees in Force" in this Management's Discussion and Analysis for further discussion of the potential impact of the COVID-19 pandemic on claim payments.
•Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 13. Long-term Debt in the Notes to Consolidated Financial Statements, included in Part II, Item 8, in the Company's Annual Report on Form 10-K for
the year ended December 31, 2019, for further discussion of the payment terms and conditions of the Tier 2 Notes. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined Ambac Assurance's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2020.
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
| Ambac Financial Group, Inc. 65 2020 Third Quarter FORM 10-Q |

than our estimated recoveries, our future available liquidity to pay claims, debt service and meet our other obligations would be reduced materially. See Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, for more information about risks relating to our RMBS R&W subrogation recoveries.
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Nine Months Ended September 30,
($ in million)	2020	2019
Cash provided by (used in):
Operating activities	$(167)	$(296)
Investing activities	396	791
Financing activities	(260)	(511)
Foreign exchange impact on cash and cash equivalents	—	—
Net cash flow	$(31)	$(16)
Operating activities
The following represents the significant cash operating activity during the nine months ended September 30, 2020 and 2019:
•Debt service on the Ambac Note was $83 million and $110 million for the nine months ended September 30, 2020 and 2019, respectively.
•In September 2019, Ambac Assurance received $142.2 million in connection with an SEC settlement with Citibank Global Markets Inc.
•Cash used related to interest rate derivatives was $20 million and $81 million for the nine months ended September 30, 2020 and 2019, respectively.
•Operating expenses was $60 million and $66 million for the nine months ended September 30, 2020 and 2019, respectively.
•Cash provided by the investment portfolio was $82 million and $110 million for the nine months ended September 30, 2020 and 2019, respectively.
•Net loss and loss expenses paid, including commutation payments, during the nine months ended September 30, 2020 and 2019 are detailed below:

	Nine Months Ended September 30,
($ in million)	2020	2019
Net loss and loss expenses paid (recovered):
Net losses paid (1)	$149	$398
Net subrogation received (2)	(88)	(142)
Net loss expenses paid	77	43
Net cash flow	$138	$299
(1)Net losses paid include commutation payments of $13 and $214 for the nine months ended September 30, 2020 and 2019, respectively.
(2)For or the nine months ended September 30, 2019, subrogation received includes $36 of settlement proceeds related to Lehman sponsored RMBS transactions and $23 related to the COFINA Plan of Adjustment.
Future operating cash flows will primarily be impacted by interest payments on outstanding debt, claim and expense payments, investment coupon receipts and premium collections.
Financing Activities
Financing activities for the nine months ended September 30, 2020, include paydowns of the Ambac Note of $115 million and paydowns / maturities of VIE debt obligations of $143 million.
Financing activities for the nine months ended September 30, 2019, include paydowns of the Ambac Note of $29 million and paydowns of VIE debt obligations of $510 million, proceeds of $19 million from the re-issuance of 1,386 shares of Ambac owned AMPS and proceeds of $12 million from issuance of Ambac UK debt.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $154 million (cash and securities collateral of $1 million and $152 million, respectively), including independent amounts, under these contracts at September 30, 2020.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets decreased by approximately $507 million from December 31, 2019, to $12,812 million at September 30, 2020, primarily due to the payment of loss and loss adjustment expenses; interest and operating expenses; redemptions of long-term debt; and lower VIE assets caused by redemptions, the economic effects of the COVID-19 pandemic on certain consolidated VIEs and the impact of currency changes (weakening of pound sterling). Other significant changes during the nine months ended September 30, 2020, were higher subrogation recoverables primarily related to increases in excess
| Ambac Financial Group, Inc. 66 2020 Third Quarter FORM 10-Q |

spread on RMBS, as a result of lower interest rates, and lower premium receivables and intangible assets from the continued runoff of the financial guarantee insurance portfolio.
Total liabilities decreased by approximately $66 million from December 31, 2019, to $11,718 million as of September 30, 2020, primarily due to lower long-term debt from partial redemptions of the Ambac Note and lower consolidated VIE liabilities, resulting from redemptions, fair value and currency changes (as noted above), partially offset by higher loss reserves and increases in interest rate derivative obligations, as a result of reductions in forward interest rates.
As of September 30, 2020, total stockholders’ equity was $1,095 million, compared with total stockholders’ equity of $1,536 million at December 31, 2019. This decrease was primarily due to a Total Comprehensive Loss during 2020. The Comprehensive Loss was primarily driven by the net loss attributable to common stockholders for the nine months ended September 30, 2020, of $423 million and translation losses on the consolidation of AFG's foreign subsidiaries of $20 million.
Investment Portfolio. Ambac Assurance’s investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio of fixed income investments and pooled investment funds while employing asset/liability management practices to satisfy operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on the types and quality of investments imposed by the insurance laws and regulations of the jurisdictions in which it is licensed, primarily the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, which in certain instances may be exceeded with the approval of the applicable regulatory authority, Ambac Assurance opportunistically purchases and sells Ambac Assurance and Ambac UK insured securities given their relative risk/reward characteristics. Ambac Assurance’s investment policies are subject to oversight by OCI pursuant to the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy.
Ambac UK’s investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policyholder claims. Ambac UK’s investment portfolio is primarily diversified fixed income securities and pooled investment funds. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the PRA as regulator of Ambac UK. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
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
In the second quarter of 2020, Ambac monetized a material portion of its investments in certain assets classes; including corporate securities rated below the 'A' rated category, all directly owned CMBS (other than Military Housing bonds), and approximately 50% of all CLOs (all rated investment grade) and acquired additional distressed Ambac-insured securities. In the third quarter of 2020, Ambac began acquiring corporate securities rated below 'A' again. These actions resulted in changes to the credit rating distribution of available-for-sale investments from December 31, 2019, to September 30, 2020, illustrated in the charts below.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at September 30, 2020 and December 31, 2019:

($ in millions)	September 30, 2020	December 31, 2019
Fixed income securities	$2,311	$2,577
Short-term	586	653
Other investments	502	478
Fixed income securities pledged as collateral	152	85
Total investments (1)	$3,551	$3,792
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £287 ($370) and €38.7 ($45.3) as of September 30, 2020, and £257 ($341) and €2 ($2) as of December 31, 2019.
Ambac invests in various asset classes in its fixed income securities portfolio, including securities covered by guarantees issued by Ambac Assurance, Ambac UK and other financial guarantors ("insured securities"). Other investments include diversified interests in pooled funds. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about insured securities and fixed income and pooled funds by asset class.
The following table represents the fair value of other asset-backed securities, included in fixed income securities above, at September 30, 2020 and December 31, 2019, by classification:

($ in millions)	September 30, 2020	December 31, 2019
Other asset-backed securities
Military Housing	$240	$237
Other	60	50
Total other asset-backed securities	$300	$287
| Ambac Financial Group, Inc. 67 2020 Third Quarter FORM 10-Q |

The following charts provide the ratings (1) distribution of the fixed income investment portfolio based on fair value at September 30, 2020 and December 31, 2019:
(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represent 39% and 33% of the September 30, 2020 and December 31, 2019 combined fixed income portfolio, respectively.
Premium Receivables. Ambac's premium receivables decreased to $372 million at September 30, 2020, from $416 million at December 31, 2019. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts and increases to the allowance for credit losses, partially offset by accretion of the premium receivable discount.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$239	$239
British Pounds	£87	112
Euros	€18	21
Total		$372

Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $132 million from its reinsurers at September 30, 2020.  As of September 30, 2020 and December 31, 2019, reinsurance recoverable on paid and unpaid losses were $37 million and $26 million, respectively. The increase was primarily a result of adverse development in public finance and student loan insured exposures.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of September 30, 2020 and December 31, 2019, the net insurance intangible asset was $383 million and $427 million, respectively. Other than through amortization, variance in the insurance intangible asset is solely from translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Assets and Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. Derivative assets increased from $75 million at December 31, 2019, to $95 million as of September 30, 2020. Derivative liabilities increased from $90 million at December 31, 2019, to $126 million as of September 30, 2020. The net increases resulted primarily from lower interest rates during the nine months ended September 30, 2020, with the effect on assets partially offset by higher counterparty credit adjustments.
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
| Ambac Financial Group, Inc. 68 2020 Third Quarter FORM 10-Q |

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
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of September 30, 2020 and December 31, 2019, were $(393) million and $(482) million, respectively.

Loss and loss expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
($ in millions) Balance Sheet Line Item	Claims and Loss Expenses	Recoveries (1)
September 30, 2020:
Loss and loss expense reserves	$2,116	$(235)	$(80)	$1,801
Subrogation recoverable	109	(2,303)	—	(2,194)
Totals	$2,225	$(2,538)	$(80)	$(393)

December 31, 2019:
Loss and loss expense reserves	$1,835	$(233)	$(54)	$1,548
Subrogation recoverable	131	(2,160)	—	(2,029)
Totals	$1,966	$(2,394)	$(54)	$(482)
(1)Present value of future recoveries includes R&W subrogation recoveries of $1,757 and $1,727 at September 30, 2020 and December 31, 2019, respectively.
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 94% of our ever-to-date insurance claims recorded, with RMBS comprising 75%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at September 30, 2020 and December 31, 2019:

	Gross Par Outstanding (1)(2)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims and Loss Expenses	Recoveries
September 30, 2020:
RMBS	$2,672	$702	$(2,151)	$(13)	$(1,462)
Domestic Public Finance	3,783	1,140	(352)	(52)	736
Student Loans	431	272	(35)	(4)	233
Ambac UK and Other Credits	866	31	—	(11)	20
Loss expenses	—	80	—	—	80
Totals	$7,752	$2,225	$(2,538)	$(80)	$(393)
| Ambac Financial Group, Inc. 69 2020 Third Quarter FORM 10-Q |

	Gross Par Outstanding (1)(2)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)		Claims and Loss Expenses	Recoveries
December 31, 2019:
RMBS	$3,027	$634	$(2,013)	$(13)	$(1,392)
Domestic Public Finance	2,398	1,007	(344)	(36)	627
Student Loans	472	248	(36)	(4)	208
Ambac UK and Other Credits	271	4	—	(1)	3
Loss expenses	—	73	—	—	73
Totals	$6,168	$1,966	$(2,394)	$(54)	$(482)
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $859 and $36 respectively, at September 30, 2020, and $511 and $26, respectively at December 31, 2019. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.
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
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2020, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," in Part II, Item 7 of the Company's 2019 Annual Report on Form 10-K for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes, and "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability" appearing below.
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
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, government intervention into the functioning of the mortgage market and the effect of a weakened economy characterized by growing unemployment and wage pressures. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward, are not unlikely if we used a different model or methodology to project losses.
We established a representation and warranty subrogation recovery as further discussed in Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation; collectability of such amounts from counterparties (and/or their respective parents and affiliates); delays in realizing such recoveries, including as a result of trial delays due to court closures related to COVID-19 or other events; intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,731 million, net of reinsurance, as of September 30, 2020, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
| Ambac Financial Group, Inc. 70 2020 Third Quarter FORM 10-Q |

Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at September 30, 2020, could be approximately $40 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1,771 million. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $35 million. Additionally, the RMBS portfolio is sensitive to the COVID-19 related forbearances and delinquencies caused by the general economic downturn. Due to the uncertainties related to the economic effects of the COVID-19 pandemic and other risks associated with RMBS, there can be no assurance that losses may not exceed our stress case estimates.
Public Finance Variability:
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also includes a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The increase in public finance gross loss reserves at September 30, 2020, as compared to December 31, 2019, was primarily related to declines in discount rates; changes in assumptions on certain credits, particularly Puerto Rico; and the adverse impact on loss reserves from the global and issuer-specific economic impact of the COVID-19 pandemic. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	September 30, 2020		December 31, 2019
Issuer Type ($ in millions)	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$1,497	$693	$1,075	$561
General obligation	603	(29)	681	(16)
Housing	454	28	457	29
Transportation revenue	307	31	88	42
Other	922	13	97	11
Total	$3,783	$736	$2,398	$627
(1)    Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. The COVID-19 related economic downturn has put a strain on municipal issuers, particularly those dependent upon narrow sources of revenues or dedicated taxes to support debt service, such as hotel occupancy taxes, sales taxes, parking revenues, tolls, licensing fees, etc. A prolonged recovery from the COVID-19 related economic downturn could put additional stresses on these issuers as well as other types of municipal finance issuers and result in increased defaults and potential additional losses for Ambac.
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
| Ambac Financial Group, Inc. 71 2020 Third Quarter FORM 10-Q |

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
Material additional losses on our public finance credits caused by the aforementioned factors, including the possibility of a protracted recovery related to the COVID-19 crisis would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at September 30, 2020, the possible increase in loss reserves could be approximately $1,200 million. However, there can be no assurance that losses may not exceed our stress case estimates. Among other things, this estimate includes the possibility that the amended Commonwealth plan of adjustment (as discussed above in the Financial Guarantees in Force section of this Management Discussion and Analysis) were to become effective.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors, including the COVID-19 related economic downturn. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions by the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at September 30, 2020, the possible increase in loss reserves could be approximately $30 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $20 million. Additionally, the student loan portfolio is sensitive to COVID-19 related payment moratoriums and delinquencies caused by the general economic downturn. There can be no assurance that losses may not exceed our stress case estimates.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $375 million greater than the loss reserves at September 30, 2020. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. There can be no assurance that losses may not exceed our stress case estimates.
| Ambac Financial Group, Inc. 72 2020 Third Quarter FORM 10-Q |

Long-term Debt:
Long-term debt consists of senior and junior surplus notes issued by Ambac Assurance, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, and Ambac UK debt issued in connection with the 2019 Ballantyne commutation. The carrying value of each of these as of September 30, 2020 and December 31, 2019 is below:

($ in millions)	September 30, 2020	December 31, 2019
Surplus notes (1)	$777	$769
Ambac note	1,648	1,763
Tier 2 notes	299	278
Ambac UK debt	13	13
Total Long-term Debt	$2,737	$2,822
(1)Includes junior surplus notes.
The decrease in long-term debt from December 31, 2019, is primarily due to optional redemptions of $115 million of the Ambac Note, partially offset by the accretion on the carrying value of surplus notes, Tier 2 Notes and Ambac UK debt.
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
Convertible Instruments and Contracts in an Entity's Own Equity
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU i) simplifies the accounting for convertible debt and convertible preferred stock by reducing the number of accounting models, and amends certain disclosures, ii) amends and simplifies the derivative scope exception guidance for contracts in an entity's own equity, including share-based compensation, and iii) amends the diluted earnings per share calculations for convertible instruments and contracts in an entity's own equity. The ASU is effective for fiscal years ending after December 15, 2021, with early adoption permitted. Ambac will adopt this ASU on January 1, 2022.
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
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $933 million and $1,477 million at September 30, 2020, respectively, as compared to $1,088 million and $1,618 million at December 31, 2019,
| Ambac Financial Group, Inc. 73 2020 Third Quarter FORM 10-Q |

respectively.  As of September 30, 2020, statutory policyholder surplus and qualified statutory capital included $573 million principal balance of surplus notes outstanding, $365 million principal balance of junior surplus notes outstanding and $138 million liquidation preference of preferred stock outstanding. These surplus and junior surplus notes (including related accrued interest of $526 million that is not recorded under statutory basis accounting principles), preferred stock and all other liabilities (including insurance claims and debt issued by Ambac Assurance) are obligations that have claims on the resources of Ambac Assurance that are senior to AFG's equity and therefore impact AFG's ability to realize residual value or receive dividends from Ambac Assurance.
The significant drivers to the net decrease in policyholder surplus are statutory net losses of $133 million for the nine months ended September 30, 2020, (excluding dividends from subsidiaries) and contributions to contingency reserves of $14 million.
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
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £391 million at September 30, 2020, as compared to £387 million at December 31, 2019. At September 30, 2020, the carrying value of cash and investments was £473 million, an increase from £470 million at December 31, 2019. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums and foreign exchange gains, partially offset by insurance losses, losses within Ambac UK's investment portfolio (excluding foreign exchange) and operating expense payments.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.
Available capital resources under Solvency II were a surplus of £183 million at September 30, 2020, of which £170 million were eligible to meet solvency capital requirements. This is a reduction from December 31, 2019, when available capital resources were a surplus of £188 million of which £178 million were eligible to meet solvency capital requirements. Eligible capital resources at September 30, 2020, and December 31, 2019, were in comparison to regulatory capital requirements of £234 million and £208 million, respectively. Therefore, Ambac UK was deficient in terms of compliance with applicable regulatory capital requirements by £64 million and £30 million at September 30, 2020, and December 31, 2019, respectively. The deficit increased as at September 30, 2020, due to an increase in regulatory capital requirements for non-life insurers in the credit and surety line of business and due to a reduction in eligible capital resources mainly caused by the fall over the period in long term discount rates. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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
Adjusted Earnings (Loss). Adjusted Earnings (Loss) is defined as net income (loss) attributable to common stockholders, as reported under GAAP, adjusted on an after-tax basis for the following:
•Non-credit impairment fair value (gain) loss on credit derivatives: Elimination of the non-credit impairment fair value gains (losses) on credit derivatives, which is the
| Ambac Financial Group, Inc. 74 2020 Third Quarter FORM 10-Q |

amount in excess of the present value of the expected estimated credit losses. Such fair value adjustments are affected by, and in part fluctuate with changes in market factors such as interest rates and credit spreads, including the market’s perception of Ambac’s credit risk (“Ambac CVA”), and are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee contracts to be accounted for consistent with the Financial Services – Insurance Topic of ASC, whether or not they are subject to derivative accounting rules.
•Insurance intangible amortization: Elimination of the amortization of the financial guarantee insurance intangible asset that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. This adjustment ensures that all financial guarantee contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC.
•Foreign exchange (gains) losses: Elimination of the foreign exchange gains (losses) on the re-measurement of assets, liabilities and transactions in non-functional currencies. This adjustment eliminates the foreign exchange gains (losses) on all assets, liabilities and transactions in non-functional currencies, which enables users of our financial statements to better view the results without the impact of fluctuations in foreign currency exchange rates and facilitates period-to-period comparisons of Ambac's operating performance.
The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings (loss) on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended September 30,
	2020		2019
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(108)	$(2.33)	$66	$1.41
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	—	—	(0.01)
Insurance intangible amortization	14	0.29	17	0.37
Foreign exchange (gains) losses	1	0.03	(6)	(0.14)
Adjusted earnings (loss)	$(93)	$(2.01)	$77	$1.63

	Nine Months Ended September 30,
	2020		2019
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(423)	$(9.16)	$(106)	$(2.30)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	1	0.02	(1)	(0.02)
Insurance intangible amortization	41	0.88	280	6.09
Foreign exchange (gain) loss	—	(0.01)	(19)	(0.42)
Adjusted earnings (loss)	$(382)	$(8.27)	$154	$3.35

Adjusted Book Value. Adjusted Book Value is defined as Total Ambac Financial Group, Inc. stockholders’ equity as reported under GAAP, adjusted for after-tax impact of the following:
•Non-credit impairment fair value losses on credit derivatives: Elimination of the non-credit impairment fair value loss on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit loss. GAAP fair values are affected by, and in part fluctuate with, changes in market factors such as interest rates, credit spreads, including Ambac’s CVA that are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee contracts to be accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC, whether or not they are subject to derivative accounting rules.
•Insurance intangible asset: Elimination of the financial guarantee insurance intangible asset that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. This adjustment ensures that all financial guarantee contracts are accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC.
| Ambac Financial Group, Inc. 75 2020 Third Quarter FORM 10-Q |

•Net unearned premiums and fees in excess of expected losses: Addition of the value of the unearned premium revenue ("UPR") on financial guarantee contracts, in excess of expected losses, net of reinsurance. This non-GAAP adjustment presents the economics of UPR and expected losses for financial guarantee contracts on a consistent basis. In accordance with GAAP, stockholders’ equity reflects a reduction for expected losses only to the extent they exceed UPR. However, when expected losses are less than UPR for a financial guarantee contract, neither expected losses nor UPR have an impact on stockholders’ equity. This non-GAAP adjustment adds UPR in excess of expected losses, net of reinsurance, to stockholders’ equity for financial guarantee contracts where expected losses are less than UPR.
•Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income: Elimination of the unrealized gains and losses on the Company’s investments that are recorded as a component of accumulated other comprehensive income (“AOCI”). The AOCI component of the fair value adjustment on the investment portfolio may differ from realized gains and losses ultimately recognized by the Company based on the Company’s investment strategy. This adjustment only allows for such gains and losses in Adjusted Book Value when realized.

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	September 30, 2020		December 31, 2019
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,035	$22.59	$1,477	$32.41
Adjustments:
Non-credit impairment fair value losses on credit derivatives	1	0.02	—	0.01
Insurance intangible asset	(383)	(8.36)	(427)	(9.37)
Net unearned premiums and fees in excess of expected losses	389	8.50	414	9.09
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(152)	(3.31)	(151)	(3.31)
Adjusted book value	$891	$19.44	$1,313	$28.83

The decrease in Adjusted Book Value was primarily attributable to the Adjusted Loss for the nine months ended September 30, 2020, excluding earned premium previously included in Adjusted Book Value.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage), (ii) changes to expected losses for policies which do not exceed their related unearned premiums and (iii) new reinsurance transactions.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency risk. As a result of declines in interest rates and increases in credit spreads during the nine months ended September 30, 2020, related to the impact of the COVID-19 pandemic, along with portfolio adjustments during the period, the sensitivities of
Ambac's financial instruments have changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
| Ambac Financial Group, Inc. 76 2020 Third Quarter FORM 10-Q |

The interest rate derivatives portfolio is managed as a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures (the "macro-hedge"). At September 30, 2020, the interest rate sensitivity of the interest rate derivatives portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.2 million for a 1 basis point parallel shift in USD benchmark interest rates up or down. This sensitivity is down from $0.4 million per 1 basis point shift at December 31, 2019.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at September 30, 2020:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
300 basis point rise	$20	$(620)
200 basis point rise	16	(624)
100 basis point rise	13	(627)
Base scenario	—	(640)
100 basis point decline(1)	8	(632)
200 basis point decline(1)	10	(630)
(1)Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of September 30, 2020, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The following table summarizes the estimated change in fair values on Ambac’s net derivative liabilities assuming immediate parallel shifts in reference obligation credit spreads related to written credit derivatives and counterparty credit spreads related to uncollateralized interest rate derivatives at September 30, 2020. It is more likely that actual changes in credit spreads will vary by obligor:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
250 Basis Point Widening	$(22)	$(53)
50 Basis Point Widening	(5)	(36)
Base Scenario	—	(31)
50 basis Point Narrowing	5	(26)
250 basis Point Narrowing	24	(7)
Also included in the fair value of derivatives is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Generally, the need for an Ambac credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. As a result of runoff of uncollateralized interest rate and credit default swap liabilities, Ambac’s credit valuation adjustment included in the determination of fair value has resulted in $0.1 million reduction to derivative liabilities as of September 30, 2020. Refer to Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on measurement of the credit valuation adjustment.
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of credit spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings other than Ambac guaranteed securities at September 30, 2020. It is more likely that actual changes in credit spreads will vary by security:

($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
250 Basis Point Widening	$(159)	$1,817
50 Basis Point Widening	(32)	1,944
Base Scenario	—	1,976
50 Basis Point Narrowing	30	2,006
250 Basis Point Narrowing	94	2,070

Item 4.     Controls and Procedures.
In connection with the preparation of this third quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020, that materially affected, or are reasonably
| Ambac Financial Group, Inc. 77 2020 Third Quarter FORM 10-Q |

likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any significant change to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
| Ambac Financial Group, Inc. 78 2020 Third Quarter FORM 10-Q |

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the third quarter of 2020. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the third quarter of 2020, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	July 2020	August 2020	September 2020	Third Quarter 2020
Total Shares Purchased (1)	453	—	—	453
Average Price Paid Per Share	$13.83	$—	$—	$13.83
Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	—	—	—	—
Maximum Number of Shares That may Yet be Purchased Under the Plan	—	—	—	—

(1)    There were no other repurchases of equity securities made during the three months ended September 30, 2020. Ambac does not have a stock repurchase program.

Item 3.    Defaults Upon Senior Securities — No matters require disclosure.

Item 5.    Other Information
Human Capital Management
As of September 30, 2020, Ambac had 93 employees in the United States and 10 employees in the United Kingdom. Our year-to-date voluntary turnover rate has been approximately 5.2%. Ambac considers its employee relations to be satisfactory. Ambac’s focus has been on identifying and retaining key talent through individual development programs following skills assessments. Ambac’s succession planning has identified internal candidates that could fill senior management and mid-level management positions as the need arises. The Company has established a senior advisory team to work with, and advise, senior management on key initiatives, and invested in both personal and professional growth programs to identify and prepare executives for promotion within the Company. The Company continues to rely on compensation components (such as salary, long-term incentive plan awards, deferred cash awards and short-term incentive plan awards) to support employee retention. The Company incorporates performance metrics as part of the annual short-term incentive bonus offering with increased bonus potential for exceptional results. We utilize third-party benchmark data to establish market-based compensation levels. We believe that our current compensation and incentive levels reflect high performance expectations as part of our merit pay philosophy. The targeted use of long-term incentive plan awards for key talent is an important element of Ambac’s long-term retention strategy.
Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
10.1+	Revised form of 2020 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.2+	Revised form of 2020 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.
| Ambac Financial Group, Inc. 79 2020 Third Quarter FORM 10-Q |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	November 9, 2020	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

| Ambac Financial Group, Inc. 80 2020 Third Quarter FORM 10-Q |