Form 10-K
period 2020-12-31
AMBAC FINANCIAL GROUP INC
filed 2021-03-01
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2020 was $655,986,870. As of February 26, 2021, there were 45,850,468 shares of Common Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s proxy statement for its 2021 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I			PART II (CONTINUED)
1	Business	2	7A	Quantitative and Qualitative Disclosures about Market Risk	62
	Introduction	2	8	Financial Statements and Supplementary Data	65
	Description of the Business	2	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	142
	Insurance Regulatory Matters and Other Restrictions	7	9A	Controls and Procedures	142
	Investments and Investment Policy	9	9B	Other Information	142
	Employees	10	PART III
1A	Risk Factors	10	10	Directors, Executive Officers and Corporate Governance	142
1B	Unresolved Staff Comments	24	11	Executive Compensation	143
2	Properties	24	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	143
3	Legal Proceedings	24	13	Certain Relationships and Related Transactions, and Director Independence	143
4	Mine Safety Disclosures	24	14	Principal Accountant Fees and Services	143
PART II			PART IV
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24	15	Exhibits, Financial Statement Schedules	144
6	Selected Financial Data	26		Schedule I—Summary of Investments Other Than Investments in Related Parties	148
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27		Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	149
	Company Overview	27		Schedule IV—Reinsurance	154
	Executive Summary	27
	Critical Accounting Policies and Estimates	31	SIGNATURES		155
	Financial Guarantees in Force	33
	Results of Operations	43
	Liquidity and Capital Resources	48
	Balance Sheet	52
	Accounting Standards	58
	Ambac Assurance Statutory Basis Financial Results	58
	Ambac UK Financial Results Under UK Accounting Principles	59
	Non-GAAP Financial Measures	60

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of AFG’s common stock and volatility in the price of AFG’s common stock; (2) Ambac's inability to realize the expected recoveries, including RMBS litigation recoveries, included in its financial statements which would have a materially adverse effect on Ambac Assurance Corporation's ("AAC") financial condition and may lead to regulatory intervention; (3) failure to recover claims paid on Puerto Rico exposures or realization of losses in amounts higher than expected; (4) increases to loss and loss expense reserves; (5) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (6) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from AAC and its subsidiaries or from transactions or opportunities apart from AAC and its subsidiaries, including new business initiatives relating to the specialty property and casualty program insurance business, the managing general agency/underwriting business, or related businesses; (7) potential of rehabilitation proceedings against AAC; (8) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers, including an increased risk of loss on revenue bonds of distressed public finance issuers due to judicial decisions adverse to revenue bond holders; (9) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (10) insufficiency or unavailability of collateral to pay secured obligations; (11) credit risk throughout Ambac’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations and exposures to reinsurers; (12) the impact of catastrophic environmental or natural events, including catastrophic public health events like the COVID-19 pandemic, on significant portions of our insured and investment portfolios; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) the risk that Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (15) risks associated with adverse selection as Ambac’s insured portfolio runs off; (16) Ambac’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (17) Ambac may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (18) Ambac may not be able to generate the significant amount of cash needed to service its debt and financial obligations, and may not be able to refinance its indebtedness; (19) restrictive covenants in agreements and instruments may impair Ambac’s ability to pursue or achieve its business strategies; (20) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured portfolio; (21) disagreements or disputes with Ambac's insurance regulators; (22) default by one or more of Ambac's portfolio investments, insured issuers or counterparties; (23) loss of control rights in transactions for which we provide insurance due to a finding that Ambac has defaulted; (24) adverse tax consequences or other costs resulting from the characterization of the AAC’s surplus notes or other obligations as equity; (25) risks attendant to the change in composition of securities in the Ambac’s investment portfolio; (26) adverse impacts from changes in prevailing interest rates; (27) our results of operation may be adversely affected by events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisition of 80% of the membership interests of Xchange; (28) risks associated with the expected discontinuance of the London Inter-Bank Offered Rate; (29) factors that may negatively influence the amount of installment premiums paid to the Ambac; (30) market risks impacting assets in the Ambac’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (31) risks relating to determinations of amounts of impairments taken on investments; (32) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on Ambac’s business, operations, financial position, profitability or cash flows; (33) actions of stakeholders whose interests are not aligned with broader interests of the Ambac's stockholders; (34) system security risks, data protection breaches and cyber attacks; (35) changes in accounting principles or practices that may impact Ambac’s reported financial results; (36) regulatory oversight of Ambac Assurance UK Limited ("Ambac UK") and applicable regulatory restrictions may adversely affect our ability to realize value from Ambac UK or the amount of value we ultimately realize; (37) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (38) Ambac’s financial position that may prompt departures of key employees and may impact the its ability to attract qualified executives and employees; (39) fluctuations in foreign currency exchange rates could adversely impact the insured portfolio in the event of loss reserves or claim payments denominated in a currency other than US dollars and the value of non-US dollar denominated securities in our investment portfolio; (40) disintermediation within the insurance industry that negatively impacts our managing general agency/underwriting business; (41) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; and (42) other risks and uncertainties that have not been identified at this time.
| Ambac Financial Group, Inc. 1 2020 FORM 10-K |

PART I
Item 1.    Business
INTRODUCTION
Ambac Financial Group, Inc. ("AFG"), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's business operations include:
•Financial Guarantee ("FG") Insurance — Ambac Assurance Corporation ("Ambac Assurance" or "AAC") and its wholly owned subsidiary Ambac Assurance UK Limited (“Ambac UK”), legacy financial guarantee businesses, both of which have been in runoff since 2008.
•Specialty Property & Casualty Program Insurance — Currently includes admitted carrier Everspan Insurance Company and nonadmitted carrier Everspan Indemnity Insurance Company (collectively, "Everspan" or the "Everspan Group"). This platform, which received an A- Financial Strength Rating from A.M. Best in February 2021, is expected to launch new underwriting programs in 2021.
•Managing General Agency / Underwriting — Currently includes Xchange Benefits, LLC and Xchange Affinity Underwriting Agency, LLC (collectively, “Xchange”) a property and casualty Managing General Underwriter of which AFG acquired 80% on December 31, 2020. Refer to Note 3. Business Combination for further information relating to this acquisition.
AFG has $366 million in net assets (excluding its investment in subsidiaries) and net operating loss carry-forwards of $3,639 million ($2,182 million of which is allocated to AAC) at December 31, 2020.  See Schedule II for more information on the holding company.
As of and for the year ended December 31, 2020, management reviewed financial information, allocated resources and measured financial performance on a consolidated basis and accordingly the Company had a single reportable segment. As a result of the acquisition of Xchange and the expected launch of the Everspan Group platform, segments will be re-evaluated in 2021.
Corporate Strategy:
The Company's primary goal is to maximize shareholder value through executing the following key strategies:
•Active runoff of AAC and its subsidiaries through transaction terminations, commutations, restructurings, and reinsurance with a focus on our watch list credits and known and potential future adversely classified credits, that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;
•Ongoing rationalization of Ambac's capital and liability structures;
•Loss recovery through active litigation management and exercise of contractual and legal rights;
•Ongoing review of the effectiveness and efficiency of Ambac's operating platform; and
•Further expanding into specialty property and casualty program insurance, managing general agency/underwriting and potentially other insurance and insurance related businesses that will generate long-term shareholder value with attractive risk-adjusted returns and meet other preestablished criteria.
DESCRIPTION OF THE BUSINESS
Financial Guarantee Insurance Business:
Ambac's Financial Guarantee strategy is to increase the value of its investment in AAC and Ambac UK. With regards to AAC, this strategy is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC, as well as the Stipulation and Order (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K) and in the indenture for the Tier 2 Notes (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K), each of which requires OCI (as defined below) and, under certain circumstances, holders of the debt instruments benefiting from such restrictions, to approve certain actions taken by or in respect of AAC. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
Financial guarantee insurance policies provide an unconditional and irrevocable guarantee which protects the holder of a debt obligation against non-payment when due of the principal and interest on the obligations guaranteed. Pursuant to such guarantees, AAC and Ambac UK make payments if the obligor responsible for making payments fails to do so when due. Financial guarantee revenues consist mostly of premiums earned from insurance contracts, net of reinsurance. Financial guarantee expenses consist of: (i) loss and commutation payments; (ii) loss adjustment expenses; (iii) interest expense on debt and (iv) insurance intangible amortization.
AAC and Ambac UK have been working toward reducing uncertainties within their insured portfolios such as exposures to financially stressed municipal entities (including Puerto Rico) and asset-backed securities (including residential mortgage-backed securities ("RMBS") and student loan-backed securities). Additionally, AAC and Ambac UK are actively prosecuting legal claims (including RMBS-related lawsuits brought by AAC), managing their regulatory frameworks, seeking to optimize capital allocation in a challenging environment that includes long duration obligations and attempting to retain key employees.
Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of AAC’s creditworthiness, the structure of the underlying risk and associated policy as well as other
| Ambac Financial Group, Inc. 2 2020 FORM 10-K |

counterparty specific factors. AAC's ability to commute policies or purchase certain investments may also be limited by available liquidity.
The deterioration of AAC's and Ambac UK's financial condition beginning in 2007 has prevented these companies from being able to write new financial guaranty business. Not writing new business has and continues to negatively impact Ambac’s operations and financial results. AAC’s ability to pay dividends and, as a result, AFG’s liquidity, have been significantly restricted by the deterioration of AAC’s financial condition and by regulatory, legal and contractual restrictions. It is highly unlikely that AAC will be able to make dividend payments to AFG for the foreseeable future. Refer to "Dividend Restrictions, Including Contractual Restrictions" below and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on dividend payment restrictions.
Interest rate derivative transactions are executed through Ambac Financial Services (“AFS”), a wholly-owned subsidiary of AAC. The primary activity of AFS is to partially hedge interest rate risk in the financial guarantee insurance and investment portfolios. Accordingly, interest rate derivatives are positioned to benefit from rising rates. Under agreements governing interest rate derivative positions, AFS generally must post collateral or margin in excess of the market value of the swaps and futures contracts. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. A termination of AFS’s derivatives could result in losses. AFS has borrowed cash and securities from AAC to help support its collateral and margin posting requirements, previous termination payments and other cash needs.
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
•Cleared swaps, futures and OTC derivatives with bank counterparties require margin or collateral to be posted up to or in excess of the market value of the interest rate derivatives. Interest rate derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. In some cases, interest rate derivatives between Ambac and financial guarantee customers are placed through a third party financial intermediary and similarly do not require collateral posting.
•Credit risk associated with financial guarantee customer derivatives and credit derivatives, is managed through the risk management processes described in the Risk Management Group section below.
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
Segregated Account
In March 2010, AAC established a segregated account pursuant to Wisconsin Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of AAC’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of AAC and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Wisconsin Circuit Court for Dane County (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. AAC, itself, did not enter rehabilitation proceedings.
A plan of rehabilitation for the Segregated Account, as amended (the "Segregated Account Rehabilitation Plan"), became effective on June 12, 2014. On September 25, 2017 the Rehabilitator filed a motion in the Rehabilitation Court seeking entry of an order approving an amendment to the Segregated Account Rehabilitation Plan (the "Second Amended Plan of Rehabilitation"). Following the conclusion of a Confirmation Hearing on January 22, 2018, the Rehabilitation Court entered an order granting the Rehabilitator's motion and confirming the Second Amended Plan of Rehabilitation. On February 12, 2018 (the "Effective Date"), the Second Amended Plan of Rehabilitation became effective. Consequently, the rehabilitation of the Segregated Account was concluded. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on the Segregated Account and the Segregated Account Rehabilitation Proceedings.
Risk Management
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
| Ambac Financial Group, Inc. 3 2020 FORM 10-K |

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
The insured portfolio contains exposures that are correlated and/or concentrated. RMG's surveillance activities include identifying these types of exposures and identifying the risks that would or could trigger credit deterioration across these related exposures. This is the case with student loans and RMBS, for example, which have several correlations including those associated with consumer lending, unemployment and home prices. In the future, Ambac’s portfolio may be subject to similar credit deterioration arising from concentrated and/or correlated risks. Examples of other such risks that could impact our portfolio, and that our surveillance is designed to monitor include the impact of potential municipal bankruptcy contagion, the impact of tax reform on state and municipal bond issuers, or the impact of large scale domestic military cutbacks on our privatized military housing portfolio or event risk such as pandemics (e.g., COVID-19), natural disasters or other regional stresses. Most such risks cannot be predicted and may materialize unexpectedly or develop rapidly. Although our surveillance allows us to connect the event and stress to the related exposures and assign an adverse credit classification and estimate losses across the affected credits, when necessary, we may not have adequate resources or contractual rights and remedies to mitigate loss arising from such risks.
Risk Remediation
Risk Remediation's focus is on exposure reduction, loss mitigation, avoiding defaults, and restructuring related to the insured portfolio. In particular, this group focuses on reducing exposure to credits that have current negative developing trends, have the potential for future adverse development or are already adversely classified by, among other things, securing rights and remedies, both of which may help to mitigate losses in the event of further deterioration or event of default, or, as available, working with an issuer to refinance or retire debt.
Loss mitigation and restructuring focuses on the analysis, implementation and execution of commutation and related claims reduction, defeasance or workout strategies for policies with potential future claims. Efforts are focused on minimizing claims and maximizing recoveries, typically following an event of default. The emphasis on reducing risk is centered on reducing exposure on a prioritized basis.
For certain adversely classified, survey list and watch list credits, RMG analysts will develop and implement a remediation or loss mitigation plan that could include actions such as working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize AAC’s exposure to potential loss. Other actions could include working with bond holders and other economic stakeholders to negotiate, structure and execute solutions, such as commutations. In addition, reinsurance is used as a remediation tool to reduce exposure to certain targeted policies and large concentrations.
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
We have established cross-functional teams in key areas of focus, comprised of personnel both within the RMG and in other departments, to target proactive mitigation and remediation of losses and potential future losses associated with certain credits and sectors in the insured portfolio. An example of such efforts includes the teams of professionals focused on the review and enforcement of contractual representations and warranties ("R&W") supporting RMBS policies. Members of these cross-functional teams will often work with external experts in the pursuit of risk reduction efforts.
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
| Ambac Financial Group, Inc. 4 2020 FORM 10-K |

reviews. Formal plans or transactions that relate to risk remediation, loss mitigation or restructuring may also require Risk Committee approval.
Control Rights
In structured transactions, including certain structured public finance transactions, AAC may be the control party as a result of insuring the transaction’s senior class or tranche of debt obligations. The control party may direct specified parties, usually the trustee, to take or not take certain actions following contractual defaults or trigger events. Control rights and the scope of direction and remedies vary considerably among our insured transactions. Because Ambac is party to and/or has certain rights in documents supporting transactions in the insured portfolio, Ambac frequently receives requests for amendments, consents and waivers (“ACWs”). RMG reviews, analyzes and processes all requests for ACWs. The decision to approve or reject ACWs is based upon certain credit factors, such as the issuer’s ability to repay the bonds and the bond’s security features and structure. As part of the CRM process, members of the RMG review, analyze and process all requests for ACWs.
As a part of the Segregated Account Rehabilitation Proceedings, the Rehabilitation Court enjoined certain actions by other parties to preserve AAC’s control rights that could otherwise have lapsed or been compromised. Pursuant to the Second Amended Plan of Rehabilitation and orders of the Rehabilitation Court, such protections continue after the conclusion of the Segregated Account Rehabilitation Proceedings.
Watch List and Adversely Classified Credits
Watch list and adversely classified credits are tracked closely by the appropriate RMG teams and discussed as part of the CRM process. Adversely classified credit meetings include members of RMG and other groups within the Company, as necessary. As part of the review, relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification is considered. Internal and/or external counsel generally review the documents underlying any problem credit and, if applicable, an analysis is prepared outlining Ambac’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac also meets with relevant parties to the transaction as necessary. The review schedule for adversely classified credits is tailored to the remediation plan to track and prompt timely action and proper internal and external resourcing. A summary of developments regarding adversely classified credits and credit trends is also provided to AFG’s, AAC’s and Ambac UK's Board of Directors no less than quarterly.
Ambac assigns internal credit ratings to individual exposures as part of the surveillance process. These internal credit ratings, which represent Ambac’s independent judgments, are based upon underlying credit parameters consistent with the exposure type.
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
Specialty Property & Casualty Program Insurance
The specialty property & casualty program insurance business currently includes admitted carrier Everspan Insurance Company and nonadmitted carrier Everspan Indemnity Insurance Company (collectively, “Everspan Group”). Everspan Group received a Class VIII, A- Financial Strength Rating from A.M. Best Rating Services, Inc. in February 2021, has capital in excess of $100 million, and is expected to begin writing new property and casualty specialty insurance programs in the first half of 2021. Everspan Group is pursuing a sustainable, long term niche property/casualty program strategy with diverse classes of risks and plans to source business through diverse channels including Managing General Agents, brokers, producers and others. Everspan Group's business model will rely on third party producers or capacity providers to provide the infrastructure associated with policy administration, claims handling and other insurance company services. Everspan Group may retain up to 30% of it gross written premiums and, to the extent applicable, will reinsure the remainder to reinsurers and other providers of risk capital. With its strong capital base, Everspan Group will be differentiated in the specialty program insurance market with its focus on underwriting results, risk retention, long-term relationships, and the avoidance of channel conflicts.
Everspan Group hired a management team with a successful track record in specialty program insurance business and relationships with Managing General Agents, brokers, producers and third party claims administrators.
The specialty property & casualty program insurance business will generate income from (i) ceding fees, by offering carrier capacity to specialty general agents and other producers who sell, control and administer books of insurance business that are supported by third parties that assume reinsurance risk and (ii) net insurance underwriting income from any retained risk. Its core expenses will include compensation, agent commissions and other overhead costs.
Everspan Group will face competition from long standing program business market participants such as State National as well as more recent entrants such as Clear Blue Insurance Group, Spinnaker Insurance Company, Trisura and Accredited Surety and Casualty Company, Inc. Everspan Group will also compete with new companies that continue to be formed to enter the insurance markets, particularly companies with new or "disruptive" technologies or business models. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher coverage limits, higher quality services or higher ratings by independent rating agencies.
Few barriers exist to prevent insurers from entering target markets within the property and casualty industry. Market conditions and capital capacity influence the degree of competition at any point in time. During periods of excess underwriting capacity, as defined by the availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers. During periods of reduced
| Ambac Financial Group, Inc. 5 2020 FORM 10-K |

underwriting capacity, pricing and policy terms and conditions are generally more favorable for insurers. Historically, the performance of the property and casualty insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. At any given time, Everspan Group's portfolio of insurance products could experience varying combinations of these characteristics. This cyclical market pattern can be more pronounced in the specialty insurance and reinsurance markets in which Everspan Group competes than the standard insurance market.
Managing General Agency / Underwriting
On December 31, 2020, Ambac acquired 80% of the membership interests of Xchange. Formed in 2010, Xchange is a specialty-niche, property and casualty Managing General Underwriter ("MGU") focused on accident and health ("A&H") products. Below is a description of its largest products for which it provides underwriting services:
Employer Stop Loss ("ESL") — provides protection for self-insured employers by serving as a reimbursement mechanism for catastrophic claims exceeding pre-determined levels.
Limited Medical ("LM") — designed for those not covered by traditional medical programs and sold primarily through affinity groups, providing a variety of medically related benefits such as hospital or physician visits.
Short-term Medical ("STM") — sold primarily through affinity groups, providing comprehensive medical coverage for short periods of time (i.e. less than one year).
Xchange's management team, which retained 20% ownership of the business, has significant longstanding relationships with carriers, agents, policyholders, affinity groups and reinsurers. Xchange conducts business through approximately seven insurance carriers and dozens of agents and other distributors.
Xchange is compensated for its services primarily by commissions paid by insurance companies for underwriting, structuring and/or administering polices and, in the case of ESL, managing claims under an agency agreement. Commission revenues are usually based on a percentage of the premiums paid by the insured. Xchange is also eligible to receive profit sharing contingent commissions on certain programs (mostly LM and STM) based on the underwriting results of the policies it writes, which may cause some variability in revenue and earning recognition. Business written by Xchange is generally concentrated in January and July, which may result is revenue and earnings concentrations in the first and third quarters each calendar year. Xchange's core expenses include commissions it pays to its independent agents and compensation for its management and staff, which currently total 20 individuals.
The MGU business is highly competitive and a number of firms actively compete with Xchange for customers and insurance carrier capacity. However, the ESL market is increasing in size as large companies continue to transition from fully insured to self-funded. As the market size increases, capital is flowing into the market, but prices and margins remain stable. For LM and STM, overall market conditions remain stable. The market as a whole remains vast, as entrepreneurs and the unemployed seek options for individual insurance. Competition for Xchange's business comes from both direct carriers and other intermediaries and, depending on the product, may include Blue Cross, UnitedHealth, CIGNA, Aetna, Tokyo Marine, Houston Casualty Company, Sun Life, United Health, Axis, Chubb, and National General.
Xchange is one component of Ambac's broader Managing General Agent ("MGA")/MGU business strategy. Ambac expects to grow the MGA/MGU business using several strategies, including (i) organic growth, (ii) additional acquisitions and/or partnerships, and (iii) establishing de-novo platforms. Future expansion of the MGA/MGU business is expected to include other property and casualty products and services in addition to A&H. Insurance underwritten through Ambac's MGA/MGUs may utilize the Everspan Group as an insurance carrier, but will not necessarily be required to do so, depending on a number of strategic and operational considerations.
ENTERPRISE RISK MANAGEMENT
The Company's policies and procedures relating to risk assessment and risk management are overseen by its Board of Directors. The Board of Directors takes an enterprise-wide approach to risk management oversight that is designed to support the Company's business plans at a level of risk considered by the Board to be reasonable. A fundamental part of risk assessment and risk management is not only understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board of Directors periodically reviews the Company's business plan, factoring risk management into account. It also approves the Company's risk appetite statements, which articulate the Company's tolerance for certain risks and describes the general types of risk that the Company accepts, within certain parameters, or attempts to avoid.
While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibilities related to risk assessment and risk management, and management has responsibility for managing the risks to which the Company is exposed and reporting on such matters to the Board of Directors and applicable Board committees.
•The Audit Committee oversees the management of risks associated with the integrity of Ambac’s financial statements and its compliance with legal and regulatory requirements. In addition, the Audit Committee discusses policies with respect to risk assessment and risk management, including major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee reviews with management, internal auditors and independent auditors Ambac's critical accounting policies, Ambac's system of internal controls over financial reporting and the quality and appropriateness of disclosure and content in the financial statements and other external financial communications.
•The Compensation Committee oversees the management of risk primarily associated with our ability to attract,
| Ambac Financial Group, Inc. 6 2020 FORM 10-K |

motivate and retain quality talent (particularly executive talent) and with setting financial incentives that do not motivate undue risk-taking.
•The Governance and Nominating Committee oversees the management of risk primarily associated with Ambac’s ability to attract and retain quality directors, Ambac’s corporate governance programs and practices and our compliance therewith. Additionally, the Governance and Nominating Committee oversees the processes for evaluation of the performance of the Board of Directors and its committees each year and considers risk management effectiveness as part of its evaluation. The Governance and Nominating Committee also performs oversight of the business ethics and compliance program, and reviews compliance with Ambac’s Code of Business Conduct.
•The Strategy Committee oversees the management of risk and risk appetite primarily with respect to strategic plans and initiatives.
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
Ambac management has established management committees to assist in managing the risks throughout the enterprise. These committees will meet monthly or as needed on an ad hoc basis.
•The AAC Risk Committee's objective is to establish an interdisciplinary team of professionals to provide oversight of the key risk remediation issues impacting AAC and Ambac UK. The purview of the committee is to review and approve risk remediation activities for the financial guarantee insured portfolio. Additionally, the Risk Committee will provide oversight and review new risk remediation structures or approaches in connection with risk remediation plans or anticipated transactions. Members of the Risk Committee include the Chief Executive Officer, Head of Risk Management, Chief Financial Officer and senior managers from throughout risk, corporate services, operations, investment management, legal and finance.
•The Asset Liability Management Committee's (“ALCO”) objective is to foster an enterprise wide culture and approach to liquidity management, asset management, asset valuation and hedging. Members of ALCO include the Chief Executive Officer, Chief Financial Officer, Head of
Risk Management and senior managers from investment management and the Risk Management Group.
•The Disclosure Committee's objective is to assist the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. Members of the Disclosure Committee include the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Head of Risk Management and senior managers from throughout finance, legal, risk and corporate services.
Everspan Group established an Underwriting Committee in 2021 to review the strategy, and provide oversight of the active underwriting operations of Everspan Group, and to assist the Boards of the Everspan Group companies in overseeing the integrity and effectiveness of Everspan Group’s underwriting risk management framework. Members of the committee include Ambac's Chief Executive Officer, key members of Everspan Group management and other senior managers or advisors of Ambac.
Xchange established an Underwriting Committee in 2021 for the purpose of reviewing and approving any new business initiative or product line proposed to be undertaken by Xchange. Members of the Underwriting Committee include Ambac's Chief Executive Officer, Chief Financial Officer, key members of Xchange management and other senior managers or advisors of Ambac.
AVAILABLE INFORMATION
Our Internet address is www.ambac.com. We make available through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One World Trade Center, 41st Floor, New York, New York 10007, Attn: Investor Relations, telephone: 212-208-3222 email: ir@ambac.com. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Form 10-K or other filings with the SEC and the information contained on our website is not part of this document.
INSURANCE REGULATORY MATTERS AND OTHER RESTRICTIONS
Regulatory Matters
United States
Ambac Assurance is domiciled in the state of Wisconsin and is therefore subject to the insurance laws and regulations of the State of Wisconsin and regulated by the Wisconsin Office of the Commissioner of Insurance (“OCI”). Everspan Indemnity Insurance Company ("Everspan Indemnity") and its wholly owned subsidiary, Everspan Insurance Company ("Everspan Insurance") are domiciled in the state of Arizona and are therefore subject to the insurance laws and regulations of the
| Ambac Financial Group, Inc. 7 2020 FORM 10-K |

State of Arizona and regulated by the Arizona Department of Insurance and Financial Institutions (“DIFI”). AAC and Everspan Insurance are also subject to the insurance laws and regulations of the other jurisdictions in which they are licensed. See Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on regulatory restrictions.
Xchange is a property and casualty managing general underwriter, specializing in accident and health insurance. Xchange, like other managing general agents and program administrators, is subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Every state and Washington, D.C. have enacted a version of the NAIC Model Managing General Agents Act, which governs licensing and the relationship between insurers and managing general agents.
In addition, pursuant to the terms of the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes, AAC must seek prior approval by OCI of certain corporate actions. The Settlement Agreement, Stipulation and Order and indenture for the Tier 2 Notes include covenants which restrict the operations of AAC. The Settlement Agreement will remain in force until the surplus notes issued thereunder have been redeemed, repurchased or repaid in full. The Stipulation and Order will remain in force for so long as OCI determines it to be necessary. The indenture for the Tier 2 Notes will remain in force until the Tier 2 Notes have been redeemed, repurchased or repaid in full. Certain of the restrictions in the Settlement Agreement and indenture for the Tier 2 Notes may be waived with the approval of the OCI and/or the requisite percentage of holders of debt securities issued thereunder.
Cybersecurity and Privacy Regulation
Ambac and its subsidiaries are subject to various U.S. Federal and state laws and regulations with respect to privacy, data protection and cybersecurity that require financial institutions, including insurance companies and agencies, to safeguard personal and other sensitive information, and may provide for notice of their practices relating to the collection, disclosure and processing of personal information, and any related security breaches. For example, the National Association of Insurance Commissioners (“NAIC”), an organization of state insurance regulators, adopted the Insurance Data Security Model Law (“NAIC Model Law”) that creates rules for insurers and other covered entities addressing data security and the investigation and notification of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. Legislation based on the NAIC Model Law has been enacted in eleven states and may be enacted in other states. Our subsidiaries, as insurance companies and agencies licensed in the State of New York, are also required to comply with the New York Department of Financial Services (“NYDFS”) cybersecurity regulation, which establishes requirements for covered financial services institutions to implement a cybersecurity program designed to protect the confidentiality, integrity and availability of information systems of regulated entities, and information stored on those systems. The regulation imposes a governance framework for cybersecurity program, risk based minimum standards for technology systems for data protection, monitoring and testing, third-party service provider reviews, security incident response and reporting to NYDFS of certain security incidents, annual certifications of regulatory compliance to NYDFS, and other requirements.
United Kingdom
The Prudential Regulatory Authority ("PRA") and Financial Conduct Authority ("FCA") (and their predecessor regulator the Financial Services Authority (“FSA”)) exercise significant oversight of Ambac UK. In 2009, the FSA limited Ambac UK’s license to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its insurance portfolio in the United Kingdom and a number of other EU countries. EU legislation allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminated the necessity of additional licensing or authorization in those other EU jurisdictions.
On December 31, 2020, Ambac UK's authorization to run-off insurance policies in the EU through passporting arrangements ceased. This was a consequence of the end of the transition period agreed between the UK Government and the EU following the UK's exit from the EU on January 31, 2020. Ambac UK's outstanding policies in the EU were either commuted or the benefits of those policies were transferred to UK entities during the year. Ambac UK therefore no longer services any insurance policies in the EU. Ambac UK maintained a branch in Milan, Italy until December 18, 2020, but closed the branch on that date following the transfer of the last remaining policy in the branch to the UK on 1 December 2020. See Item 1A. Risk Factors in Part I, Item 1A and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on Brexit related developments as well as other regulatory restrictions.
Regulation of change in control
Under applicable Wisconsin and Arizona law, any acquisition of control of AFG, or any other direct or indirect acquisition of control of Ambac Assurance or the Everspan Group, requires the prior approval of OCI and DIFI, respectively. “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the OCI or DIFI, as applicable, upon application, determines otherwise. For purposes of this test, AFG believes that a holder of common stock having the right to cast 10% or more of the votes which may be cast by the holders of all shares of common stock of AFG would be deemed to have control of Ambac Assurance, Everspan Indemnity and Everspan Insurance within the meaning of the applicable Wisconsin and Arizona insurance laws and regulations. The United Kingdom has similar requirements applicable in respect of AFG, as the ultimate holding company of Ambac UK.
| Ambac Financial Group, Inc. 8 2020 FORM 10-K |

Dividend Restrictions, Including Contractual Restrictions
Due to contractual and regulatory restrictions, AAC has been unable to pay ordinary dividends to AFG since 2008 and will be unable to pay ordinary dividends in 2021. AAC’s ability to pay dividends is further restricted by the Settlement Agreement, the Stipulation and Order, the indenture for the Tier 2 Notes and the terms of its Auction Market Preferred Shares ("AMPS"). See Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on dividends. As a result of these restrictions, AAC is not expected to pay dividends to AFG for the foreseeable future.
Everspan Indemnity and Everspan Insurance are also subject to regulatory restrictions on their ability to pay dividends. Everspan Indemnity and Everspan Insurance do not have sufficient earned surplus at this time to pay ordinary dividends under the insurance laws and regulations of Arizona.
While the UK insurance regulatory laws impose no statutory restrictions on an insurer’s ability to declare a dividend, the PRA’s and FCA’s capital requirements in practice act as a restriction on the payment of dividends, where a firm has a lower level of regulatory capital than its regulatory capital requirement as is the case for Ambac UK. Further, the FSA amended Ambac UK’s license in 2010 such that the PRA must specifically approve any transfer of value and/or assets from Ambac UK to AAC or any other Ambac group company, other than in respect of certain disclosed contracts between the two parties (such as in respect of a management services agreement between AAC and Ambac UK). As a result, Ambac UK is not expected to pay any dividends to AAC for the foreseeable future.
Pursuant to the Settlement Agreement and the indenture for the Tier 2 Notes, AAC may not make any “Restricted Payment” (which includes dividends from AAC to AFG) in excess of $5 million in the aggregate per annum, other than Restricted Payments from AAC to AFG in an amount up to $7.5 million per annum solely to pay operating expenses of AFG. Concurrent with making any such Restricted Payment, a pro rata amount of AAC's surplus notes would also need to be redeemed at par. Any such payment on surplus notes would require either payment or collateralization of a proportional amount of the Tier 2 Notes (or interest thereon) in accordance with the terms of the Tier 2 Note indenture.
The Stipulation and Order requires OCI approval for the payment of any dividend or distribution on the common stock of AAC.
Under the terms of AAC’s AMPS, dividends may not be paid on the common stock of AAC unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for, enabling AFG (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS.
INVESTMENTS AND INVESTMENT POLICY
As of December 31, 2020, the consolidated non-VIE investments of Ambac had an aggregate fair value of approximately $3,544 million. Investments are managed both internally by experienced investment managers and externally by investment management firms. All investments are made in accordance with the general objectives, policies, and guidelines for investments reviewed or overseen by the Board of Directors of the applicable subsidiary. These policies and guidelines include liquidity, credit quality, diversification and duration objectives and are periodically reviewed and revised as appropriate. Additionally, senior credit personnel monitor the portfolio on a continuous basis.
As of December 31, 2020, the AAC and Everspan Group non-VIE investment portfolios had an aggregate fair value of approximately $2,603 million. The investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio of fixed maturity investments and pooled investment funds consistent with the respective company's risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. In addition to internal investment policies and guidelines, the investment portfolio of each company is subject to limits on the types and quality of investments imposed by applicable insurance laws and regulations of the jurisdictions in which it is licensed. The Board of Directors of each respective subsidiary approves any changes to the investment policy. Within its guidelines, AAC opportunistically purchases and sells AAC and Ambac UK insured securities given their relative risk/reward characteristics. In certain instances, AAC may exceed its established credit rating or concentration limits with appropriate regulatory approval. Changes to AAC’s investment policies are subject to approval by OCI pursuant to covenants made by AAC in the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information about the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. Such requirements could adversely impact the performance of the investment portfolio.
As of December 31, 2020, the non-VIE Ambac UK investment portfolio had an aggregate fair value of approximately $651 million. Ambac UK’s investment policy is designed with the primary objectives of ensuring a reasonable risk-adjusted return over the remaining runoff of the insured portfolio and that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holder claims. Ambac UK’s investment portfolio is primarily diversified fixed maturity securities and pooled investment funds. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by its regulator. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
As of December 31, 2020, the non-VIE AFG (parent company only, excluding investments in subsidiaries) investment portfolio had an aggregate fair value of approximately $290 million. The primary investment objective is to preserve capital for strategic uses while maximizing income. The investment portfolio is
| Ambac Financial Group, Inc. 9 2020 FORM 10-K |

subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Included in the investment portfolio is AFG's investment in securities insured or issued by AAC, including surplus notes ($59 million fair value at December 31, 2020) that are eliminated in consolidation.
The following table provide certain information concerning the consolidated investments of Ambac:

	2020		2019
Investment Category ($ in millions) December 31,	Carrying Value (2)	Weighted Average Yield (1)	Carrying Value (2)	Weighted Average Yield (1)
Municipal obligations	$358	4.8%	$215	5.4%
Corporate securities	1,077	3.9%	1,430	4.6%
Foreign obligations	98	0.2%	44	0.8%
U.S. government obligations	121	1.6%	156	2.0%
Residential mortgage-backed securities	302	6.6%	248	8.9%
Asset-backed securities	377	5.7%	484	5.6%
Total long-term fixed maturity investments	2,332	4.3%	2,577	5.0%
Short-term investments	617	0.1%	737	1.5%
Other investments (3)	595	—%	478	—%
Total	$3,544	3.4%	$3,792	4.2%
(1)    Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term fixed-maturity investments.
(2)    Includes investments guaranteed by AAC and Ambac UK ("Ambac insured"). Refer to Note 11. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of Ambac insured securities held in the investment portfolio.
(3)    Other investments include interests in pooled investment funds that are either classified as trading securities or are reported under the equity method and Ambac's interests in an unconsolidated trust created in connection with its sale of junior surplus notes on August 28, 2014.
EMPLOYEES
As of December 31, 2020, Ambac had 115 employees in the United States and 10 employees in the United Kingdom. Our 2020 voluntary turnover rate was approximately 3.3%. Ambac considers its employee relations to be satisfactory.
Ambac’s focus has been on identifying and retaining key talent through individual development programs following skills assessments. Ambac’s succession planning has identified internal candidates that could fill senior management and mid-level management positions as the need arises. The Company has established a senior advisory team to work with, and advise, senior management on key initiatives, and invested in both personal and professional growth programs to identify and prepare executives for promotion within the Company. The Company continues to rely on compensation components (such as salary, long-term incentive plan awards, deferred cash awards and short-term incentive plan awards) to support employee retention and discourage excessive risk taking. The Company incorporates performance metrics as part of the annual short-term incentive bonus offering with increased bonus potential for exceptional results. We utilize third-party benchmark data to establish market-based compensation levels. We believe that our current compensation and incentive levels reflect high performance expectations as part of our merit pay philosophy. The targeted use of long-term equity incentive plan awards for key talent is an important element of Ambac’s long-term retention strategy.
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
Ambac's principal business is in run-off and faces significant risks and uncertainties described elsewhere in Part I, Item 1A. Risk Factors. Although AFG's common stock is listed on the New York Stock Exchange ("NYSE"), there can be no assurance as to the liquidity of the trading market or the price at which such shares can be sold. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:
•adverse developments in our financial condition or results of operations;
•actual or perceived adverse developments with regards to AAC's residential mortgage-backed securities ("RMBS") litigations;
•changes in the actual or perceived risk within our FG insured portfolio, particularly with regards to concentrations of credit risk, such as in Puerto Rico;
•changes to regulatory status;
•changes in investors’ or analysts’ valuation measures for our stock;
•market perceptions of our success, or lack thereof, in pursuing our business strategy;
| Ambac Financial Group, Inc. 10 2020 FORM 10-K |

•the impact or perceived impact of any acquisition, disposition or other strategic transaction, including entry into a new line of business, on the value or long-term prospects of the Company; and
•results and actions of other participants in our industry.
In addition, the price of AFG's shares may be affected by the additional risks described below, including risks associated with AAC’s ability to deliver value to AFG. Investments in AFG's common stock should be considered highly speculative and may be subject to a high degree of volatility.
The occurrence of certain events could result in the initiation of rehabilitation proceedings against AAC, with resulting adverse consequences to holders of our securities.
Increased loss development in the FG insured portfolio or significant losses or other events resulting from litigation, including the failure to achieve expected recoveries from existing litigations concerning insured RMBS, may prompt OCI to determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to AAC, either preemptively or in response to any such event.
If OCI were to decide to initiate rehabilitation proceedings with respect to AAC, adverse consequences may result, including, without limitation and absent enforceable protective injunctive relief, the assertion of damages by counterparties, the acceleration of losses based on early termination triggers, and the loss of control rights in insured transactions. Any such consequences may reduce any residual value of AAC. Additionally, the rehabilitator would assume control of all of AAC’s assets and management of AAC. In exercising control, the rehabilitator would act for the benefit of policyholders, and would not take into account the interests of our security holders, which may result in material adverse consequences for our security holders.
AFG may not be able to realize value from AAC or generate earnings apart from AAC.
The value of AFG's common stock is partially dependent upon realizing residual value and/or receiving dividends from AAC; the receipt of payments to be made by AAC pursuant to the intercompany expense sharing and cost allocation agreement (the "Cost Allocation Agreement"); the receipt of payments on investments made in surplus notes issued by AAC; and the receipt of payments on other investments. There can be no assurance that AFG will be able to realize residual value and/or receive dividends from AAC, which is in run-off. AFG's ability to realize residual value and/or receive dividends from AAC will depend upon, amongst other considerations, AAC's ability to satisfy all of its obligations that are senior to AFG's equity interests, including obligations to policyholders, holders of its indebtedness (including surplus notes, the Ambac Note and the Tier 2 Notes) and holders of its preferred stock. AAC's ability to satisfy all of its obligations is dependent on a number of considerations including its ability to achieve recoveries and mitigate losses from its insured portfolio, which is subject to significant risks and uncertainties, including as a result of varying potential perceptions of the value of AAC’s guarantees and securities.
Due to the above considerations, as well as applicable legal and contractual restrictions described elsewhere herein, it is highly unlikely that AAC will be able to pay AFG any dividends for the foreseeable future. Furthermore, the payments to be made to AFG under the intercompany Cost Allocation Agreement are subject to, in certain instances, OCI approval, making the amount and timing of such payments uncertain. Specifically, the Cost Allocation Agreement provides that AAC's reimbursement of certain AFG operating expenses is subject to the approval of OCI and limited to $4.0 million per annum. We can provide no assurance as to whether OCI will approve such reimbursement or any portion thereof.
The value of AFG's common stock also depends upon the ability of Ambac to generate earnings apart from AAC. As noted below in Risks Related to Strategic Plan, Ambac is exploring further expansion into specialty property and casualty program insurance, managing general agent/underwriter, and potentially other insurance and insurance related businesses that, among other things, may permit utilization of Ambac’s net operating loss carry-forwards, but there are no assurances regarding its ability to acquire or develop any material businesses or the prospects for any such businesses.
    Risks Related to FG Insured Portfolio Losses
Loss reserves may not be adequate to cover potential losses, and changes in loss reserves may result in further volatility of net income and comprehensive income.
Loss reserves are established when management has observed credit deterioration in its insured credits. Loss reserves established with respect to our non-derivative financial guarantee insurance policies are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default; the severity of loss upon default; management’s ability to execute policy commutations, restructurings and other loss mitigation strategies; and estimated remediation recoveries for, among other things, breaches by RMBS issuers of representations and warranties. The objective of establishing loss reserve estimates is not to, and our loss reserves do not, reflect the worst possible outcome. While our reserving scenarios reflect a wide range of possible outcomes (on a probability weighted basis), reflecting the significant uncertainty regarding future developments and outcomes, our loss reserves may change materially based on future developments. As a result of inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that either the actual losses in our financial guarantee insurance portfolio will not exceed such reserves or that our reserves will not increase or decrease materially over time as circumstances, our assumptions, or our models change.
Additionally, inherent in our estimates of loss severities and remediation recoveries is the assumption that AAC or its subsidiaries, as applicable, will retain control rights in respect of our insured portfolio. However, according to the terms of relevant transaction documents, AAC or its subsidiaries, as applicable, may lose control rights in many insured transactions if, among other things, the relevant insurer is the subject of delinquency proceedings and/or other regulatory actions. If AAC or its subsidiaries lose control rights, their ability to mitigate loss severities and realize remediation recoveries will
| Ambac Financial Group, Inc. 11 2020 FORM 10-K |

be compromised, and actual ultimate losses in the insured portfolio could exceed current loss reserves.
Some issuers of public finance obligations insured by AAC are experiencing fiscal stress that could result in increased losses on those obligations or increased liquidity claims, including losses or claims resulting from payment defaults, Chapter 9 bankruptcy or other restructuring proceedings or loss of market access.
Some issuers of public finance obligations insured by AAC have reported, or may report, budget shortfalls, significantly underfunded pensions or other fiscal stresses that imperil their ability to pay debt service or will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Furthermore, over time, the consequences of poor public policy decisions by state and local governments or increases in tax burdens can impact demographic trends, such as out-migration from one state or municipality to another, that may negatively impact the creditworthiness of related issuers. Some issuers of obligations insured by AAC have declared a payment moratorium, defaulted or filed for bankruptcy or similar debt adjustment proceedings, raising concerns about their ultimate ability or willingness to service the debt insured by AAC and AAC's ability to recover claims paid in the future. If the issuers of the obligations in the public finance portfolio are unable to raise taxes, cut spending, or receive federal or state assistance, or if such issuers default or file for bankruptcy under Chapter 9 or for similar relief under other laws that allow for the adjustment of debts, AAC may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect the Company's business, financial condition and results of operations.
Catastrophic public health or environmental events, like the COVID-19 pandemic or those associated with hurricanes, earthquakes, wildfires and droughts, that result in material disruption of economic activity, loss of human life or significant property damage, can have a materially negative impact on the financial performance of issuers of public finance, structured finance, investor owned utility, privatized military housing and other obligations insured by AAC. Such stresses could result in liquidity claims and/or permanent losses on obligations of those obligations.
The emergence of the COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions that have adversely affected, and are expected to continue to materially adversely affect, our business and results of operations. Ambac insures the obligations of a number of issuers that have been, or may in the future be, substantially affected by the economic effects of COVID-19, such as municipalities and securitizations, including those backed by consumer loans such as mortgages or student loans. As described more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations, municipalities and their authorities, agencies and instrumentalities, especially those dependent on narrow revenue streams flowing from particular economic activities, have suffered, and are expected to continue to suffer, from severely depressed revenues due to shelter-in-place orders, social distancing guidelines, travel bans and restrictions, and business shutdowns as well as an economic recession brought about by the COVID-19 pandemic. Furthermore, securitizations dependent on cash flows from payments on mortgage loans, student loans or other assets have experienced, and are expected to continue to experience, shortfalls in receipts due to borrower nonpayments. See Part II, Item 7 of this Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary, Financial Guarantees in Force, Liquidity and Capital Resources and Balance Sheet for further detail.
The U.S. Federal government and other governments globally have taken certain measures to aid consumers, businesses, state and local governments, and the financial markets, but the impact of such aid remains unclear. U.S. Federal and State governments and their agencies have also adopted policies or guidelines to provide emergency relief to consumers, such as limiting debt collection efforts, encouraging or requiring extensions, modifications or forbearance with respect to certain loans and fees, and establishing foreclosure and eviction moratoriums. Several of these policies or guidelines have been extended beyond their initial terms and could be expanded over time as the economic effects of the pandemic become more well known. To the extent such measures cause greater incidences of missed mortgage loan, student loan or other debt service payments than would have occurred without governmental intervention, Ambac may experience higher losses in its insured portfolio of asset-backed securities.
AAC also insures the obligations of a number of issuers that have been, or may in the future be, substantially affected by environmental or other public health events, including flooding, hurricanes, earthquakes, wildfires and drought. In addition, certain catastrophic environmental events, notably wildfires, can result in significant potential liabilities for issuers such as investor-owned utilities that increase bankruptcy risk and the potential default on obligations of the issuer insured by AAC.
The ultimate impact of a catastrophic public health event like COVID-19 or a catastrophic environmental event on issuers and their obligations, and the economy in general, is by its very nature uncertain, and will be determined by a number of factors including, but not limited to, the depth and duration of the crisis; the extent to which affected consumers, businesses, municipal entities and other debtors or sources of revenues recover from depressed economic circumstances, and the timelines for such recoveries; the level and efficacy of government intervention or support for municipal entities, consumers, businesses and the financial markets via emergency relief measures; the availability of insurance; the availability of cost-effective financing; management of public health crisis remediation efforts, including the availability, utilization and efficacy of vaccinations; the effectiveness of other public or private crisis management efforts, mitigation measures or support; and certain socio-economic variables, such as unemployment levels. Consequently, if issuers affected by such catastrophic events do not have sufficient resources or financial flexibility, receive adequate measures of support or realize the appropriate level of economic recovery, their ultimate ability to service the debt insured by Ambac could be materially impaired and Ambac could suffer material permanent losses.
At this time, there are significant uncertainties surrounding the ultimate number of claims and the extent of losses Ambac will face as a result of the economic effects of the COVID-19 pandemic. Actual losses may vary materially from Ambac's loss
| Ambac Financial Group, Inc. 12 2020 FORM 10-K |

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
AAC insures obligations of the Commonwealth of Puerto Rico, including certain of its authorities and public corporations that are either subject to a Title III bankruptcy protection proceeding under the Puerto Rico Oversight, Management and Stability Act ("PROMESA") or have otherwise suspended debt service payments. AAC has made and may continue to be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. While we believe our reserves are adequate to cover losses on Puerto Rico insured bonds, there can be no assurance that AAC may not incur additional losses in the future, particularly given the uncertainty related to the ongoing Title III proceedings and the developing economic, political and legal circumstances in Puerto Rico. Such losses may have a material adverse effect on AAC's results of operation and financial condition.
AAC has exposure to the Commonwealth of Puerto Rico (the "Commonwealth"), including its authorities and public corporations. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees. AAC had approximately $1,070 million of net par exposure to the Commonwealth and these instrumentalities at December 31, 2020. Components of the overall Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. The outstanding net insured amount including accretion on capital appreciation bonds is approximately $1,284 million at December 31, 2020. Total net insured lifetime debt service (net par and interest) to the Commonwealth of Puerto Rico and its instrumentalities was approximately $2,540 million at December 31, 2020.
As a result of the developments described in these Risk Factors and elsewhere in this 10-K (see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Guarantees in Force, and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K), the Commonwealth of Puerto Rico and certain of its instrumentalities are continuing to default on debt service payments, including payments owed on bonds insured by AAC. AAC has made, and may continue to be required to make, significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including variability in economic growth and demographic trends, tax revenues, changes in law or the effects thereof, essential services expense, federal funding of Commonwealth needs as well as interpretation of legislation, legal documents, and updated financial information (when available).
Substantial uncertainty also exists with respect to the ultimate outcome for creditors in Puerto Rico due to the Commonwealth Plan of Adjustment or changes thereto, as well as legislation enacted by the Commonwealth and the United States, including PROMESA, as well as actions taken in reliance on such laws, including Title III filings. AAC is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests.
Given the numerous uncertainties and risks existing with respect to the restructuring process, outcomes associated with the Commonwealth Plan of Adjustment or any changes thereto and relevant litigation, no assurance can be given that ultimate debt service discounts will not be very severe and cause Ambac to experience losses materially exceeding current reserves. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could significantly further impair our exposures. In addition, there are possible final legal determinations, including failing to recognize or properly differentiate legal structures and protections applicable to such exposures, that could result in losses exceeding our current reserves by a material amount and further increases to our loss reserves. In particular, in a Title III process, should court-approved plans of adjustment for the Commonwealth, Puerto Rico Highways and Transportation Authority ("PRHTA"), the Puerto Rico Public Buildings Authority ("PBA") or any other issuers of Ambac-insured debt that may or may not file for Title III protection contemplate discounts to debt service implied by, or even worse than, the Commonwealth Fiscal Plan (May 27, 2020) or Ambac receive unfavorable judgments in the litigations to which it is a party, Ambac’s financial condition would be materially adversely affected. For example, the amended disclosure statement and plan of adjustment ("Amended POA") to restructure $35 billion of debt and other claims against the Commonwealth of Puerto Rico, PBA, and Employees Retirement Systems ("ERS"), as well as more than $50 billion in pension liabilities that was filed by the Federal Oversight Management Board for Puerto Rico ("Oversight Board") on February 28, 2020, provides for an average of 3.9% recoveries on claims for non-General Obligation and PBA bonds, including revenue bonds insured by Ambac. If the Amended POA was confirmed in its current form, Ambac's financial condition would be materially adversely affected. It is also possible that economic or demographic outcomes may be as, or worse than, forecasted in the Commonwealth Fiscal Plan or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise. Even a negotiated restructuring to which Ambac agrees as part of mediation or other process may involve material losses in excess of current reserves. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially by a material amount, and may be subject to material volatility.
| Ambac Financial Group, Inc. 13 2020 FORM 10-K |

Certain judicial decisions related to the Commonwealth of Puerto Rico's PROMESA Title III proceedings may materially adversely affect our Public Finance insured portfolio.
On January 13, 2020, the U.S. Supreme Court denied a petition for Writ of Certiorari to review decisions in March and June 2019 by the U.S. Court of Appeals for the First Circuit that affirmed decisions by the U.S. District Court overseeing the PROMESA Title III proceedings for the PRHTA, decisions which found that under Sections 928(a) and 922(d) of the U.S. Bankruptcy Code, municipal issuers of revenue bonds secured by special revenues are permitted, but not required, to apply special revenues to pay debt service on such revenue bonds during the pendency of bankruptcy proceedings for such municipal issuers. The complainants, including AAC, had sought an order compelling PRHTA, as the debtor, to continue to make debt service payments on its revenue bonds from pledged special revenues during the pendency of its Title III case, but the First Circuit affirmed the District Court’s dismissals of the complaints, holding that it could not compel the issuer to make such payments. The First Circuit's decisions challenge what had been a commonly understood notion in the municipal finance marketplace that municipal revenue bondholders secured by special revenues (as defined in Chapter 9 of the U.S. Bankruptcy Code) would continue to receive payment during a bankruptcy of the municipal issuer. Although the First Circuit’s decisions are binding only on federal district and bankruptcy courts in Maine, Massachusetts, New Hampshire, Puerto Rico and Rhode Island, they introduce significant uncertainty into the public finance market, may make it more difficult for municipal instrumentalities to procure revenue bond financings in the future and increase the credit risk to bondholders of existing special revenue bonds, particularly those from weaker issuers.
It is unclear how these rulings may ultimately impact Ambac's revenue bond municipal exposures, inclusive of Puerto Rico. However, potential impacts could include ratings downgrades, decreased or more costly access to capital markets for certain issuers to refinance their insured debt or raise new debt, and lower recoveries in a restructuring or bankruptcy. At December 31, 2020, AAC insured approximately $3,644 million of net par of special revenue issuers, including $1,235 million net par of watch list exposure and $1,333 million net par of adversely classified exposure, $490 million of which was Puerto Rico exposure.
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
While further deterioration in the performance of consumer assets, including mortgage-related assets and student loans, may occur, the timing, extent and duration of any future deterioration of the credit markets is unknown, as is the impact on potential claim payments and ultimate losses on the securities within our portfolio. In addition, there can be no assurance that any governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful or inure to the benefit of the transactions we insure. For example, any initiative which permits the discharge of student loan debt in bankruptcy may adversely affect our portfolio. Similarly, servicer settlements with governmental authorities regarding foreclosure or servicing irregularities are generally designed to protect borrowers and may increase losses on securities we insure. In particular, the student loan industry and, specifically, trusts with securities insured by AAC have been subject to heightened Consumer Finance Protection Bureau (CFPB) scrutiny and enforcement action over servicing and collections practices and potential chain of title issues and, consequently, any settlements, orders, consents or penalties resulting from CFPB actions, or any failure on the part of servicers or other parties asserting claims against delinquent borrowers to establish title to the loans, could lead to increased losses on securities we insure. Risks such as these are potentially heightened by Democratic control of the United States Congress and executive branch.
In addition, there can be no assurance that AAC would be successful, or that it would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS that AAC insures.
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
| Ambac Financial Group, Inc. 14 2020 FORM 10-K |

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
Risks Related to Indebtedness
AAC's ability to generate the significant amount of cash needed to service its debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond our control.
AAC is highly leveraged. AAC’s ability to make payments on and/or refinance its debt and to fund its operations will depend on its ability to generate substantial operating cash flow and on the performance of the insured portfolio. AAC’s cash flow generation will depend on receipt of premiums, investment returns, earnings from subsidiaries and potential litigation recoveries offset by policyholder claims, commutation payments, reinsurance premiums, operating and loss adjustment expenses, and interest expense, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control and many of which are event-driven. There is substantial risk that AAC may not have the financial resources necessary to pay its debts in full and on time due to risks associated with its cash flow, expected litigation recoveries and insured portfolio, as discussed elsewhere in these Risk Factors.
As of December 31, 2020, AAC had approximately $1,947 million of indebtedness outstanding (the Tier 2 Notes and the Ambac Note) that are senior to its surplus notes. AAC had $573 million principal balance of surplus notes outstanding plus $365 million principal balance of junior surplus notes outstanding as of December 31, 2020. The Tier 2 Notes and the Ambac Note are secured by potential litigation recoveries (and in the case of the Ambac Note, other assets), the receipt of which is highly uncertain, as more fully discussed in Part I, Item 1A. Risk Factors. Failure to achieve litigation recoveries in an amount sufficient to repay the Tier 2 Notes and the Ambac Note would materially weaken AAC’s ability to service its indebtedness.
If AAC cannot pay its policyholders’ claims or service its debt, it will have to take actions such as selling assets, restructuring or refinancing its debt or seeking additional capital. Any of these remedies may not, if necessary, be effected on commercially reasonable terms, or at all. Because of these and other factors beyond our control, AAC may be unable to pay the principal, interest or other amounts on its indebtedness when due or ever.
We have substantial indebtedness, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future.
Our substantial indebtedness could have significant consequences for our financial condition and operational flexibility. For example, it could:
•increase our vulnerability to general adverse economic, competitive and industry conditions;
•limit our ability to obtain additional financing in the future for working capital, capital expenditures, payment of policyholder claims, debt service requirements, acquisitions, general corporate purposes or other purposes on satisfactory terms or at all;
•require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the funds available to us for operations and to fund the execution of our key strategies;
•limit or restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•limit our ability or increase the costs to refinance indebtedness or repay such indebtedness due to ongoing interest accretion;
•limit our ability to attract and retain key employees; and
•limit our ability to enter into hedging transactions by reducing the number of counterparties with whom we can enter into such transactions, as well as the volume of those transactions.
| Ambac Financial Group, Inc. 15 2020 FORM 10-K |

Despite current indebtedness levels, we may incur additional debt. While restrictive covenants in certain of our contracts may limit the amount of additional indebtedness AAC may incur, we may obtain waivers of those restrictions and incur additional indebtedness in the future. In addition, if Ambac incurred indebtedness, its ability to make scheduled payments on, or refinance, any such indebtedness may depend on the ability of our subsidiaries to make distributions or pay dividends, which in turn will depend on their future operating performance and contractual, legal and regulatory restrictions on the payment of distributions or dividends to which they may be subject. There can be no assurance that any such dividends or distributions would be made. This could further exacerbate the risks associated with our substantial leverage.
There may not be sufficient collateral to pay any or all of the Secured Notes or Tier 2 Notes.
In addition to AAC’s right to representation and warranty ("R&W") recoveries in respect of the RMBS litigations, which is inherently uncertain, the Ambac Note is also secured by cash and securities having an estimated fair market value of approximately $178 million. However, there can be no assurance that the fair market value of these securities will not decrease significantly. The value of the securities collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Consequently, when combined with potential R&W recoveries, liquidating the securities collateral securing the Ambac Note may not produce proceeds in an amount sufficient to pay all amounts due on the Secured Notes.
The ability of the holders of the Secured Notes or Tier 2 Notes to realize upon any of the collateral securing the Ambac Note and the Secured Notes or Tier 2 Notes, as the case may be, may also be subject to bankruptcy and insolvency law limitations or similar limitations applicable in insurance company rehabilitation or liquidation proceedings. In the event of rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding, AAC cannot assure holders that the proceeds from any sale or liquidation of the securities collateral will be sufficient to pay any or all of AAC’s obligations under the Ambac Note. Moreover, the rehabilitator, liquidator or court overseeing such a proceeding may not assign value to the collateral with respect to the Ambac Note or the Tier 2 Notes, including AAC’s rights to recoveries in respect of the RMBS litigations, in an amount sufficient to discharge all or a substantial portion of AAC's obligations under or with respect to the Ambac Note, the Secured Notes and/or the Tier 2 Notes.
AAC has not made regular interest or principal payments on surplus notes and can not provide any assurance as to when payments will be made, if ever.
Payments of interest and principal on surplus notes are subject to the prior approval of the OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted exceptional payments in connection with (a) increasing the percentage of deferred policy payments of the Segregated Account of AAC from 25% to 45% in 2014 and (b) a one-time payment of approximately six months of interest on the surplus notes outstanding immediately after the consummation of the Rehabilitation Exit Transactions in 2018. AAC also did not receive approval from OCI to make payment of the surplus notes on their scheduled maturity date of June 7, 2020, and therefore the scheduled maturity date was extended until OCI grants approval to make payment, in part or in full. Interest will accrue, compounded on each anniversary of the original scheduled maturity date, on any unpaid principal and interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. If OCI does not approve regular payments on the surplus notes within the next several years, the total amount due for surplus notes may exceed AAC's financial resources and holders of surplus notes may not ever be paid in full.
Surplus notes are subordinated in right of payment to other claims, which could impair the right of the holders of such notes to receive interest and principal in the event of our insolvency or a similar occurrence.
Surplus notes are unsecured obligations of AAC and are expressly subordinated in right of payment to all of AAC’s existing and future indebtedness and policy claims. The surplus notes are subject to provisions of Wisconsin insurance law, which establishes the priority of distribution of claims from the estate of an insolvent insurance company. In the event that AAC becomes subject to rehabilitation, liquidation, conservation or dissolution, holders of AAC’s senior indebtedness and policy claims would be afforded a higher priority of distribution than holders of the surplus notes, and accordingly would have the right to be paid in full before holders of the surplus notes would be paid. Due to the nature of AAC’s business, the amount of such higher priority claims in any rehabilitation, liquidation, conservation or dissolution is likely to be many times greater than any free and divisible surplus and it is likely that the holders of surplus notes would not recover any payment in such circumstances. In addition, claims of holders of the surplus notes will be subordinated to certain liabilities of the Company’s subsidiaries that are guaranteed by AAC.
The amount of interest payable on the Secured Notes is set only once per interest period based on the three-month LIBOR rate on the applicable interest determination date, which rate may fluctuate substantially; increases in interest rates will increase the cost of servicing our debt reducing our profitability and may affect our ability to make payment on the Secured Notes.
The Secured Notes will bear interest at floating rates that could rise significantly, increasing AAC’s interest expense and reducing its cash flow and profitability. Each one percentage point increase in interest rates would result in a $6 million increase in the annual cash interest payments due on the Secured Notes. If AAC’s interest expense increases significantly, whether due to changes in LIBOR or increased borrowing costs when it refinances its current indebtedness, AAC may not be able to make payments with respect to the Secured Notes or its other indebtedness.
Ambac’s estimated R&W recovery may be reduced, causing the perceived value of the collateral securing the Secured Notes and Tier 2 Notes to change, and any such change may be material.
| Ambac Financial Group, Inc. 16 2020 FORM 10-K |

Ambac reevaluates its estimated R&W recoveries on a quarterly basis in connection with the preparation of its financial statements. See “Critical Accounting Policies and Estimates” in Part II, Item 7, Note 2. Basis of Presentation and Significant Accounting Policies and Note 8. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for the fiscal year ended December 31, 2020. As a result of any reevaluation, the estimated amount of Ambac’s R&W recovery may be adjusted downward due to, among other things, changes in management's view of such estimated recoveries and/or changes in the loss reserves related to such recoveries, and any adjustment may be material. A reduction in estimated R&W recoveries may result in material changes in Ambac’s financial condition, including its capital and liquidity. In addition, any reduction to estimated R&W recoveries may alter the perceived value of the collateral securing the Secured Notes and Tier 2 Notes before payment on the Secured Notes or Tier 2 Notes is made in full, which may affect the value of, and trading market, if any, for, the Secured Notes or Tier 2 Notes. Management makes no representation that the estimated R&W recoveries will not be reduced, materially, including in the near term. There can be no assurance that the estimated R&W recoveries securing the Secured Notes and Tier 2 Notes will equal or exceed the principal amount of the Secured Notes and Tier 2 Notes, respectively, at all times prior to maturity.
Risks Related to Capital, Liquidity and Markets
Our inability to realize the expected recoveries included in our financial statements could adversely impact our liquidity, financial condition and results of operations and the value of our securities, including the Secured Notes and Tier 2 Notes.
AAC is pursuing claims in litigation with respect to certain RMBS transactions that it insured. These claims are based on, among other things, representations with respect to the characteristics of the securitized loans, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process, the compliance of loans with the prevailing underwriting policies, and compliance of the RMBS transaction counterparties with policies and procedures related to loan origination and securitization. In such cases, where contract claims are being pursued, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. However, generally the sponsors have not honored those obligations and have vigorously defended claims brought against them.
As of December 31, 2020, we have estimated RMBS R&W subrogation recoveries of $1,725 million (net of reinsurance) included in our financial statements. These estimated recoveries are based on the contractual claims brought in the aforementioned litigations and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios. The estimated recoveries we have recorded do not represent the best or the worst possible outcomes with respect to any particular transaction or group of transactions.
There can be no assurance that AAC will be successful in prosecuting its claims in the RMBS litigations. The outcome of any litigation, including the RMBS litigations, is inherently unpredictable, including because of risks intrinsic in the adversarial nature of litigation. Motions made to the court, rulings and appeals - in the cases being prosecuted by AAC or in other relevant cases - could delay or otherwise impact any recovery by AAC. Moreover, rulings that may be adverse to AAC (in any of its RMBS litigations, as well as in other RMBS cases in which it is not a party) could adversely affect AAC’s ability to pursue its claims or the amount or timing of any recovery, or negatively alter settlement dynamics with RMBS litigation defendants. Any litigation award or settlement may be for an amount less than the amount necessary (even when combined with other pledged collateral) to pay the Secured Notes or the Tier 2 Notes, which could have a material adverse effect on our financial condition or results of operations and make it more difficult for AAC to repay the Ambac Note (and therefore make it more difficult for the issuer of the Secured Notes to repay the Secured Notes) and/or the Tier 2 Notes and/or AAC’s outstanding surplus notes, on a timely basis or at all. In the event that AAC is unable to satisfy its obligations with respect to the Secured Notes or Tier 2 Notes, holders will have the right to foreclose on any available collateral and to sue AAC for failure to make required payments; however, there can be no assurance that the sale of collateral will produce proceeds in an amount sufficient to pay any or all amounts due on the Secured Notes or Tier 2 Notes, as the case may be, or that holders will be successful in any litigation seeking payments. Additionally, while AAC may pursue settlement negotiations, there can be no assurance that any settlement negotiations will materialize or that any settlement agreement can be reached on terms acceptable to AAC, or at all. Depending on the length of time required to resolve these litigations, either through settlement or at trial, AAC could incur greater litigation expenses than currently projected. If a case is brought to trial, AAC’s ultimate recovery would be subject to the additional risks inherent in any trial, including adverse findings or determinations by the trier of fact or the court, which could adversely impact the value of our securities, including the Secured Notes and Tier 2 Notes.
Any litigation award is subject to risks of recovery, including that the sponsor is unable pay a judgment that AAC may obtain in litigation. In some instances, AAC also has claims against a parent or an acquirer of the counterparty. However, AAC may not be successful in enforcing its claims against any successor entity.
The RMBS litigations could also be adversely affected if AAC does not have sufficient resources to actively prosecute its claims or becomes subject to rehabilitation, liquidation, conservation or dissolution, or otherwise impaired by actions of OCI.
Our ability to realize the estimated RMBS R&W subrogation recoveries included in our financial statements and the time of the recoveries, if any, is subject to significant uncertainty, including the risks described above and uncertainties inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover all such amounts, our stockholders’ equity as of December 31, 2020 would decrease from $1,140 million to $(585) million.
We expect to recover material amounts of claims payments through remediation measures including the litigation described above as well as through cash flows in the securitization
| Ambac Financial Group, Inc. 17 2020 FORM 10-K |

structures of transactions that AAC insures. Realization of such expected recoveries is subject to various risks and uncertainties, including the rights and defenses of other parties with interests that conflict with AAC's interests, the performance of the collateral and assets backing the obligations that AAC insures, and the performance of servicers involved in securitizations in which AAC participates as insurer. Additionally, our ability to realize recoveries in insured transactions may be impaired if the continuing orders of the Rehabilitation Court are not effective.
Adverse developments with respect to such variables may cause our recoveries to fall below expectations, which could have a material adverse effect on our financial condition, including our capital and liquidity, and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to AFG, through dividends or otherwise; diminished business prospects due to third party concerns about our ability to recover losses; and a significant drop in the value of securities issued or insured by AFG or AAC, including the Secured Notes and Tier 2 Notes.
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
We may not be able to commute or reduce FG insured exposures.
In pursuing the objective of improving our financial position, we are seeking to commute or reduce FG insured exposures. De-risking transactions may not be feasible or economically viable. We cannot provide any assurance that any such transaction will be consummated in the future, or if it is, as to the timing, terms or conditions of any such transaction. Even if we consummate one or more of such transactions, doing so may ultimately prove to be unsuccessful in creating value for any or all of our stakeholders and may adversely affect our operating results or financial position.
Revenues and cash flow would be adversely impacted by a decline in realization of installment premiums.
A significant percentage of our premium revenue is attributable to installment premiums. The amount of installment premiums we actually realize could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). Such reductions would result in lower revenues.
The composition of the securities in our investment portfolio exposes us to greater risk than before we invested in "alternative assets."
Each of AAC and Ambac UK maintains a portion of its investment portfolio in below investment grade securities, equities and/or “alternative assets” with the objective to increase risk-adjusted portfolio returns. Investments in below investment grade securities, equities and “alternative assets” could expose AAC and/or Ambac UK to greater earnings volatility, increased losses and decreased liquidity in the investment portfolio.
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
| Ambac Financial Group, Inc. 18 2020 FORM 10-K |

which could have a material adverse effect on our business, financial condition and results of operations.
AAC may in the future report a policyholders’ deficit or become insolvent.
While the Rehabilitation Exit Transactions and related transactions were designed to improve our financial condition, we will continue to be subject to risks and uncertainties that could materially affect our financial position, including those relating to our exposures in Puerto Rico, our efforts to recover losses on insured RMBS through litigation, and other risks described in the Risk Factors set forth in this Item 1A. Therefore, even following consummation of the Rehabilitation Exit Transactions, circumstances may occur that would cause AAC to report a policyholders’ deficit, not comply with the statutory minimum policyholders’ surplus, undergo rehabilitation and/or become insolvent.
The determination of the amount of credit impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.
The determination of the amount of credit impairments on our investments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments as such evaluations are revised. There can be no assurance that management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future and historical trends may not be indicative of future impairments. We use financial models and tools to project impairments. Differences and flaws in these models and tools, and/or faulty assumptions inherent in these models and tools and those determined by management, could lead to increased impairments.
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
We are exposed to the risk that issuers of debt which we have insured, issuers of debt which we hold in our investment portfolio, reinsurers and other contract counterparties (including derivative counterparties) may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. These credit risks could cause increased losses and loss reserves, and/or estimates of credit impairments and mark-to-market losses with respect to credit derivatives in our financial guarantee business; and we could experience losses and decreases in the value of our investment portfolio and, therefore, our financial strength. Such credit risks may be in the form of large single risk exposures to particular issuers, reinsurers or counterparties; losses caused by catastrophic events (including public health crises, terrorist acts and natural disasters); losses caused by increases in municipal defaults; losses in respect of different, but correlated, credit exposures; or other forms of credit risk.
Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences.
In 2017, the U.K. Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration and the FCA announced that most tenors of USD LIBOR are now expected to be published only through June 2023. However, Non-USD LIBOR, certain less common tenors of USD-LIBOR and certain other indices which are utilized as benchmarks are not expected to be published after 2021. AAC and Ambac UK insure securities, own assets, are party to certain derivative contracts and have issued debt and other obligations that reference LIBOR. While regulators and market participants have suggested substitute benchmark rates for LIBOR, such as the Secured Overnight Financing Rate, the impact of the discontinuance and replacement of LIBOR is uncertain. It is not currently possible to know with certainty whether LIBOR will continue to be viewed as an acceptable benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views and alternatives may have on the financial markets for LIBOR-linked financial instruments for the periods preceding and following LIBOR's cessation. Differences in contractual provisions of certain legacy assets and liabilities and other factors, may cause the consequences of the discontinuance of LIBOR to vary by instrument. Legislation has been introduced in both the UK and the United States, including
| Ambac Financial Group, Inc. 19 2020 FORM 10-K |

at the New York State level, to address issues with respect to legacy LIBOR-linked assets and liabilities, however it is unclear whether these initiatives will be passed and if so, whether they will fully address the issues associated with legacy transactions. As a result, the value of our assets, derivatives and liabilities; costs to operate our business; and the losses associated with our insured portfolio may be affected in a way that may ultimately materially adversely impact Ambac’s results of operations and financial condition. In addition, Ambac may experience adverse tax and accounting impacts, system and model disruption, and increased liquidity demands in connection with the transition away from LIBOR that may have adverse operational consequences resulting in further adverse impacts on Ambac’s results of operations and financial condition. Ambac continues to actively monitor developments surrounding the transition from LIBOR-based indices and evaluate the potential impact. In addition to reviewing several hundred transactions involving various LIBOR-based indices, Ambac has made, or is in the process of making, adjustments to its reporting and analytical infrastructures to facilitate the transition from LIBOR.
Risks Related to the Company's Business
We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows.
AAC is defending or otherwise involved in various lawsuits relating to its financial guarantee business. In addition, the Company from time to time receives various regulatory inquiries and requests for information. Please see Note 17. Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for information on these various proceedings.
It is not possible to predict whether additional suits involving AFG, AAC or one or more other subsidiaries will be filed or whether additional regulatory inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes or of the expenses that will be incurred in defending these lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurring of significant litigation expenses could be material to our business, operations, financial position, profitability or cash flows.
The Settlement Agreement, Stipulation and Order and Indenture for the Tier 2 Notes contain restrictive covenants that may impair our ability to pursue our business strategies.
Pursuant to the terms of the Settlement Agreement, Stipulation and Order and indenture for the Tier 2 Notes, AAC must seek prior approval by OCI of certain corporate actions. The Settlement Agreement, Stipulation and Order and indenture for the Tier 2 Notes also include covenants which restrict the operations of AAC which, (i) in the case of the Settlement Agreement, remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full, (ii) in the case of the Stipulation and Order, remain in place until the OCI decides to relax such restrictions, and (iii) in the case of the indenture for the Tier 2 Notes, remain in force until the Tier 2 Notes have been redeemed, repurchased or repaid in full. Certain of these restrictions may be waived with the approval of holders of the applicable debt securities and/or OCI. If we are unable to obtain the required consents under the Settlement Agreement, the Stipulation and Order and/or the indenture for the Tier 2 Notes, we may not be able to execute our planned business strategies.
OCI has certain enforcement rights with respect to the Settlement Agreement and Stipulation and Order. Disputes may arise over the interpretation of such agreements, the exercise or purported exercise of rights thereunder, or the performance of or failure or purported failure to perform obligations thereunder. Any such dispute could have material adverse effects on the Company, whether through litigation, administrative proceedings, supervisory orders, failure to execute transactions sought by management, interference with corporate strategies, objectives or prerogatives, inefficient decision-making or execution, forced realignment of resources, increased costs, distractions to management, strained working relationships or otherwise. Such effects would also increase the risk that OCI would seek to initiate rehabilitation proceedings against AAC.
Impairment of the intangible and goodwill assets, which resulted from the acquisition of Xchange, could adversely affect our results of operations.
In connection with Ambac’s acquisition of 80% of the membership interests of Xchange, Ambac recorded the fair value of identifiable intangible assets (primarily related to distribution relationships) and goodwill. The intangible assets will be amortized over their useful lives (weighted average of 14 years). The Company will test intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. Goodwill reflects the excess purchase consideration over net assets acquired and will be tested for impairment annually or whenever events occur or circumstances change that may indicate impairment. Intangible asset and goodwill impairments are driven by a variety of factors, which could include, among other things, declining future cash flows of the acquired business as addressed in other risk factors related to the Managing General Underwriting Business. Any intangible asset or goodwill impairment could adversely affect the Company's operating results and financial condition.

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
| Ambac Financial Group, Inc. 20 2020 FORM 10-K |

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
Risks Related to International Business
Actions of the PRA and FCA could reduce the value of Ambac UK realizable by AAC, which would adversely affect our securityholders.
Ambac’s international business is operated by Ambac UK, which is regulated by the Prudential Regulation Authority (“PRA”) for prudential purposes and the Financial Conduct Authority (“FCA”) for conduct purposes. The terms of Ambac UK’s regulatory authority are now restricted and Ambac UK is in run-off. Among other things, Ambac UK may not write any new business, and, with respect to any entity within the Ambac group of affiliates, commute, vary or terminate any existing financial guaranty policy, transfer certain assets, or pay dividends, without the prior approval of the PRA and FCA. The PRA and FCA act generally in the interests of Ambac UK policyholders and will not take into account the interests of securityholders of Ambac when considering whether to provide any such approval. Accordingly, determinations made by the PRA and FCA, in their capacity as Ambac UK’s regulators, could potentially result in adverse consequences for our securityholders and also reduce the value realizable by AAC for Ambac UK.
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
| Ambac Financial Group, Inc. 21 2020 FORM 10-K |

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
Certain surplus notes or other obligations of AAC may be characterized as equity of AAC and as a result, AAC may no longer be a member of the U.S. federal income tax consolidated group of which AFG is the common parent.
It is possible that certain surplus notes or other obligations of AAC may be characterized as equity of AAC for U.S. federal income tax purposes. If such surplus notes or other obligations are characterized as equity of AAC that is taken into account for tax affiliation purposes and it is determined that such “equity” represented more than twenty percent of the total value of the stock of AAC, AAC may no longer be characterized as an includable corporation that is affiliated with AFG. As a result, AAC would no longer be characterized as a member of the U.S. federal income tax consolidated group of which AFG is the common parent (the “Ambac Consolidated Group”) and AAC would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including AAC as the new common parent and AAC’s affiliated subsidiaries (the “AAC Consolidated Tax Group”).
To the extent AAC is no longer a member of the Ambac Consolidated Group, AAC’s net operating loss carry-forwards ("NOLs") (and certain other available tax attributes of AAC and the other members of the AAC Consolidated Tax Group) may no longer be available for use by the AAC Consolidated Tax Group or any of the remaining members of the AAC Consolidated Tax Group to reduce the U.S. federal income tax liabilities of the AAC Consolidated Tax Group. AFG, AAC and their affiliates entered into a tax sharing agreement that would require AFG to make certain tax elections that could mitigate the loss of NOLs and other tax attributes resulting from a deconsolidation of AAC from the Ambac Consolidated Group. However, in the event of a deconsolidation, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Ambac Consolidated Group, including certain favorable rules relating to transactions occurring between members of the Ambac Consolidated Group and members of the AAC Consolidated Tax Group.
If surplus notes or other obligations are characterized as equity of AAC, the AAC NOLs (and certain other tax attributes or tax benefits of the Ambac Consolidated Group) may be subject to limitation under Section 382 of the Tax Code.
It is possible that certain surplus notes or other obligations may be characterized as equity of AAC for U.S. federal income tax purposes. Such characterization could result in an “ownership change” of AAC for purposes of Section 382 of the Tax Code. If such an ownership change were to occur, the value and amount of the AAC NOLs would be substantially impaired, increasing the U.S. federal income tax liability of AAC and materially reducing the value of AAC’s stock owned by AFG and the potential for future dividend payments from AAC to AFG.
Deductions with respect to interest accruing on certain surplus notes may be eliminated or deferred until payment.
To the extent certain surplus notes are characterized as equity for U.S. federal income tax purposes, accrued interest will not be deductible by AAC. In addition, even if such surplus notes are characterized as debt for U.S. federal income tax purposes, the deduction of interest accruing on such surplus notes may be deferred until paid or eliminated in part depending upon (i) the terms of any deferral and payment provisions provided in such surplus notes, (ii) whether such surplus notes have “significant original issue discount,” and (iii) the yield to maturity of surplus notes. To the extent deductions with respect to interest are eliminated or deferred, the U.S. federal income tax of the members of the Ambac Consolidated Group or the members of the AAC Consolidated Tax Group as the case may be, could be increased reducing the amount of cash available to pay its obligations.
Risks Related to Strategic Plan
Ambac is planning to further develop and expand the Specialty Property and Casualty Program Insurance business and the Managing General Agency/Underwriting business, which may permit utilization of Ambac’s net operating loss carry-forwards; however, such plans may not be realized, or if realized, may not create value and may negatively impact our financial results.
Ambac is planning to further develop and expand the Specialty Property and Casualty Program Insurance Business and the Managing General Agency/Underwriting business which may, amongst other things, permit utilization of its net operating loss carry-forwards. Such plans may involve additional acquisitions of assets or existing businesses and the development of businesses through new or existing subsidiaries. It is not possible at this time to fully predict the future prospects or other characteristics of such businesses. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of any future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. Efforts to pursue certain business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our operating results and financial condition. No assurance can be given that Ambac will be able to successfully execute its plans for new business, generate any earnings from new businesses or be able to successfully integrate any such business into our current operating structure.
Moreover, Ambac’s ability to enter into new businesses apart from AAC is subject to some doubt, given the financial condition of AAC, counterparty or rating agency concerns about our ability to mitigate insured portfolio losses or recover losses in litigation, the difficulty of leveraging or monetizing Ambac’s other assets, and the uncertainty of its ability to raise capital. Due to these factors, as well as those relating to AAC as
| Ambac Financial Group, Inc. 22 2020 FORM 10-K |

described in this Item 1A. Risk Factors, the value of our securities is speculative.
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
Risks Related to the Managing General Underwriting Business
Xchange derives a significant portion of its commission revenues from a limited number of insurance companies, the loss of any of which could result in lower commissions or loss of business production.
For the year ended December 31, 2020, a majority of Xchange’s total commissions was derived from insurance policies underwritten by a limited number of insurance companies. Should one or more of these insurance companies terminate its arrangements with Xchange or otherwise decrease the number of insurance policies underwritten for it, Xchange may lose significant commission revenues or lose significant business production while it seeks other insurance companies to underwrite the business.
Xchange’s business, results of operation, financial condition and liquidity may be materially adversely affected by certain potential claims, regulatory actions or proceedings.
Xchange is subject to various potential claims, regulatory actions and other proceedings, including those relating to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business, of which we cannot, and likely will not be able to, predict the outcome with certainty. Because Xchange often assists customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims that customers may assert, errors and omissions, claims against it may arise alleging potential liability for all or part of the amounts in question. Also, the failure of an insurer with whom Xchange places business could result in errors and omissions claims against it by its customers, which could adversely affect Ambac’s results of operations and financial condition. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs and damages. In addition, regardless of monetary costs, these matters could have a material adverse effect on Xchange's reputation and cause harm to its carrier, customer or employee relationships, or divert personnel and management resources.
Xchange’s current market share may decrease because of disintermediation within the insurance industry, including increased competition from insurance companies, technology companies and the financial services industry, as well as the shift away from traditional insurance markets.
The MGU business is highly competitive and Xchange actively competes with numerous firms for customers and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over it. Other competitive concerns may include the quality of Xchange’s products and services, its pricing and the entrance of technology companies into the MGU business. A number of insurance companies are engaged in the direct sale of insurance and do not pay commissions to agents and brokers. In addition, and to the extent that banks, securities firms, private equity funds, and insurance companies affiliate, the financial services industry may experience further consolidation, and Xchange therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including MGU services. While Xchange collaborates and competes in these segments on a fee-for-service basis, we cannot be certain that such alternative markets will provide the same level of insurance coverage or profitability as traditional insurance markets.
Changes in law or in the functioning of the healthcare market could significantly impair Xchange’s business and therefore negatively impact Ambac’s financial condition and results of operation.
Adoption of a single payer healthcare system or a public health insurance option would likely adversely impact the entire healthcare industry. While Xchange has historically demonstrated an ability to adjust its products to major changes in the healthcare industry, given its focus on A&H products, Xchange would likely be adversely impacted by such a material change in the U.S. healthcare system particularly if private health insurance is eliminated, materially limited, or is rendered noncompetitive. Material adverse developments to Xchange's business would have a negative impact on Ambac's financial condition and results of operations which could be material.
Xchange’s business and results of operation and financial condition may be adversely affected by conditions that result in reduced insurer capacity.
Xchange’s results of operations depend on the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on those insurance companies’ ability to procure reinsurance. Capacity could also be reduced by insurance companies failing or withdrawing from writing certain coverages that Xchange offers to its customers. Xchange has no control over these matters. To the extent that reinsurance becomes less widely available or significantly more expensive, Xchange may not be able to procure the amount or types of coverage that its customers desire and the coverage Xchange is able to procure for its customers may be more expensive or limited.
Variations in Xchange’s commissions that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected effects on our results of operation.
Xchange’s commission income can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. Xchange does not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of
| Ambac Financial Group, Inc. 23 2020 FORM 10-K |

renewals, new business and lost business (which includes policies that are not renewed), and cancellations. Quarterly and annual fluctuations in revenues based upon increases and decreases associated with the timing of new business, policy renewals and payments from insurance companies may adversely affect our financial condition, results of operations and cash flows. Profit-sharing contingent commissions are paid by insurance companies based upon the profitability of the business placed with such companies. In the past these commissions have accounted for a material amount of Xchange’s total commissions and fees. Due to, among other things, the inherent uncertainty of loss in Xchange’s industry and changes in underwriting criteria by insurance companies, there will be a level of uncertainty related to the payment of profit-sharing contingent commissions.
Item 1B.    Unresolved Staff Comments — No matters require disclosure.
Item 2.    Properties
The executive office of Ambac is located at One World Trade Center, New York, New York 10007, and consists of 46,927 square feet of office space, under a sublease agreement that expires in January 2030. Ambac continues to hold a lease at One State Street Plaza that expires in December 2029 (25,871 square feet).  Ambac has sublet this space through its expiration date. During 2020, Ambac leased additional office space in New Jersey that expires in May 2021.
Additionally, Ambac maintains a disaster recovery site as part of its Disaster Recovery Plan under a lease that expires in March 2024. This remote warm-back-up facility is capable of serving the needs of the disaster recovery team to support all business operations.
Ambac UK maintains an office in London, England, which consists of 3,514 square feet of office space, under a lease agreement that expires in October 2025.
Xchange maintains office space in (i) Armonk, NY which consists of 2,754 square feet under a lease agreement that expires in July 2028 and (ii) Indianapolis, IN which consists of 3,678 square feet under a lease agreement that expires in March 2024.
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
Item 4.    Mine Safety Disclosures — Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On February 3, 2020, the Company 's common stock and warrants began trading on the NYSE under the symbol “AMBC" and "AMBC WS," respectively. Prior to being listed on the NYSE, the Company's common stock and warrants were listed on NASDAQ under the symbols “AMBC” and "AMBCW," respectively.
Holders
On February 26, 2021, there were 20 stockholders of record of AFG’s common stock and 60 holders of record of AFG's warrants.
Dividends
The Company did not pay cash dividends on its common stock during 2020 and 2019. Information concerning restrictions on the payment of dividends from Ambac's insurance subsidiaries is set forth in Item 1 above under the caption “Dividend Restrictions, Including Contractual Restrictions" and in Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
There were no repurchases of equity securities during the fourth quarter of 2020. Ambac does not have a stock repurchase program.

Warrants
Each warrant represents the right to purchase one share of AFG common stock. The warrants are exercisable for cash at any time on or prior to April 30, 2023 at an exercise price of $16.67 per share. The warrants also have a cashless exercise provision.
On June 30, 2015, the Board of Directors of AFG authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of AFG authorized an additional $10 million to the warrant repurchase program. AFG repurchased 985,331 warrants at a cost of $8.1 million and then reissued 824,307 of the repurchased warrants on August 3, 2018 in connection with the AMPS Exchange (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K). The remaining aggregate authorization at December 31, 2020 is $11.9 million. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of the AMPS Exchange. Ambac currently has 4,877,749 warrants outstanding.
| Ambac Financial Group, Inc. 24 2020 FORM 10-K |

Stock Performance Graph
The following graph compares the performance of an investment in our common stock from the close of business on December 31, 2015 through December 31, 2020, with the Russell 2000 Index and S&P Completion Index. The graph assumes $100 was invested on December 31, 2015 in our common Stock at the closing price of $14.09 per share and at the closing price for the Russell 2000 Index and S&P Completion Index. It also assumes that dividends (if any) were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
`

	December 31,
	2015	2016	2017	2018	2019	2020
Ambac Financial Group, Inc.	$100	$160	$113	$122	$153	$109
Russell 2000 Index	$100	$120	$136	$119	$148	$175
S&P Completion Index	$100	$114	$133	$119	$150	$195
| Ambac Financial Group, Inc. 25 2020 FORM 10-K |

Item 6.    Selected Financial Data
The following financial information for the five years ended December 31, 2020, has been derived from Ambac’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8 in this Form 10-K.

	Year Ended December 31,
($ in millions, except per share data)	2020	2019	2018	2017	2016
Total Comprehensive Income (Loss) Highlights:
Gross premiums written	$(1)	$(28)	$(24)	$(14)	$(54)
Net premiums earned	54	66	111	175	197
Net investment income (2)	122	227	273	361	313
Net realized investment gains	22	81	108	$(15)	17
Net gains (losses) on derivative contracts	(50)	(50)	7	76	(30)
Net realized (losses) gains on extinguishment of debt (2)	—	—	3	5	5
Income (loss) on Variable Interest Entities ("VIEs")	5	38	3	20	(14)
Other income (3)	3	134	5	—	18
Losses and loss expenses (benefit) (1) (2)	225	13	(224)	513	(11)
Operating expenses (2)	92	103	112	122	114
Interest expense (2)	222	269	242	120	124
Insurance intangible amortization	57	295	107	151	175
Pre-tax income (loss)	(440)	(183)	273	(284)	105
Net income (loss)	(437)	(216)	267	(329)	74
Net income (loss) attributable to Common Shareholders	(437)	(216)	186	(329)	75
Total comprehensive income attributable to Ambac Financial Group, Inc.	(400)	(125)	192	(335)	21
Net income (loss) per share:
Basic	$(9.47)	$(4.69)	$4.07	$(7.25)	$1.66
Diluted	$(9.47)	$(4.69)	$3.99	$(7.25)	$1.64
(1)Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The expense (benefit) associated with changes to our estimated recoveries for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 were $(23), $42, $62, $72, and $(71), respectively.
(2)On February 12, 2018, AAC executed the Rehabilitation Exit Transactions (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). These transactions directly resulted in: (i) a Loss and loss expense benefit of $288; (ii) operating expenses of $17 and (iii) realized gains on extinguishment of debt of $3. Additionally, changes to the investment portfolio and to the composition of long-term debt arising from the transactions significantly impacted net investment income and interest expense for 2018 compared to prior years. Refer to Results of Operations included in Item 7 of this Form 10-K for a further discussion of the Rehabilitation Exit Transactions and their impact on financial results in 2018.
(3)Other income also includes proceeds received by AAC in September 2019 in connection with an SEC action against Citigroup Global Markets Inc. in the amount of $142. Refer to Note 17. Commitments and Contingencies located in Part II Item 8 in this Form 10-K for further details on the SEC action.
| Ambac Financial Group, Inc. 26 2020 FORM 10-K |

($ in millions) December 31	2020	2019	2018	2017	2016
Balance Sheet Highlights:
Total non-variable interest entity investments	$3,544	$3,792	$3,937	$5,741	$6,500
Cash and cash equivalents	20	24	63	624	91
Premium receivable	370	416	495	586	661
Insurance intangible asset	409	427	719	847	962
Subrogation recoverable (1)	2,156	2,029	1,933	631	685
Deferred ceded premium	70	82	61	52	70
Total VIE assets	6,398	6,286	7,093	14,501	13,368
Total assets	13,220	13,320	14,589	23,192	22,636
Unearned premiums	456	518	630	783	967
Loss and loss expense reserves (1)	1,759	1,548	1,826	4,745	4,381
Long-term debt (2)	2,739	2,822	2,929	992	1,114
Derivative liabilities	114	90	77	83	319
Total VIE liabilities	6,328	6,212	6,981	14,366	13,235
Total liabilities	12,074	11,783	12,956	21,547	20,658
Total stockholders’ equity	1,140	1,536	1,633	1,645	1,978
Total liabilities and stockholders' equity	$13,220	$13,320	$14,589	$23,192	$22,636
(1)    Ambac records as a component of its loss reserves and subrogation recoverable, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W"). Ambac has recorded gross estimated R&W recoveries of $1,751, $1,727, $1,771, $1,834, and $1,907 at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)    Long-term debt includes AAC surplus notes and junior surplus notes, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions in 2018 and the Ambac UK debt issued in connection with the Ballantyne commutation in 2019. Long-term debt for all years excludes the portion of long-term debt associated with variable interest entities.
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
COMPANY OVERVIEW
See Part I, Item 1. "Description of the Business" and Note 1. Background and Business Description for a description of the Company and our key strategies to achieve our primary goal to maximize shareholder value.
EXECUTIVE SUMMARY
AFG
During 2020, Ambac made significant progress in the development of its specialty property and casualty program insurance and managing general agency/underwriting businesses:
Specialty Property & Casualty Program Insurance — AFG's activities included the following:
•Established Everspan Indemnity Insurance Company, which is eligible under the Non-admitted and Reinsurance Reform Act to write surplus lines in all states, subject to satisfying minimum capital requirements, which were met in first quarter 2021. Everspan Indemnity Insurance Company is seeking to be included on state eligibility lists in numerous states.
•Completed the re-domestication of Everspan Insurance Company from Wisconsin to Arizona. Additionally, Everspan Insurance Company recently converted its license in Arizona to write property and casualty insurance and is working on similarly converting its licenses in all other states. Everspan Insurance Company has been repositioned as a subsidiary of Everspan Indemnity Insurance Company, forming the Everspan Group.
•Neither company has yet issued any new policies. The Everspan Group platform received an A- Financial Strength
| Ambac Financial Group, Inc. 27 2020 FORM 10-K |

Rating from A.M. Best in February 2021 and is expected to launch new underwriting programs in 2021.
Managing General Agency/Underwriting — AFG purchased 80% of Xchange Benefits, LLC and Xchange Affinity Underwriting Agency, LLC (collectively, “Xchange”). Refer to Note 3. Business Combination for further information relating to this acquisition.
AFG Net Assets
As of December 31, 2020 net assets of AFG, excluding its equity investments in subsidiaries, were $366 million.

($ in millions)
Cash and short-term investments	$236
Other investments (1)	120
Other net assets	10
Total	$366
(1)Includes surplus notes (fair value of $59 million) issued by AAC that are eliminated in consolidation.
AAC and Subsidiaries
A key strategy for Ambac is to increase the value of its investment in AAC by actively managing its assets and liabilities. Asset management primarily entails maximizing the risk-adjusted return on non-VIE invested assets and managing liquidity to help ensure resources are available to meet operational and strategic cash needs. These strategic cash needs include activities associated with Ambac's liability management and loss mitigation programs.
Asset Management
Investment portfolios are subject to internal investment guidelines, as well as limits on types and quality of investments imposed by insurance laws and regulations. The investment portfolios of AAC and Ambac UK also hold fixed maturity securities and various pooled investment funds. Refer to Note 11. Investments to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further details of fixed maturity investments by asset category and pooled investment funds by investment type.
At December 31, 2020, Ambac and its subsidiaries owned $621 million of distressed Ambac-insured bonds, including significant concentrations of insured Puerto Rico and RMBS bonds, and excluding Ambac's holdings of secured notes issued by Ambac LSNI. Subject to internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase or sell Ambac-insured securities.
Liability and Insured Exposure Management
AAC's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. During 2020, successful risk reduction transactions included:
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
•A refinancing in November 2020 of an international utility transaction with net par outstanding of $298 million at December 31, 2019; and
•Partial commutations of $32 million of adversely classified credits over the course of 2020.
AAC's RMG had additional successes in the first quarter of 2021 as follows:
•In January 2021, AAC completed the purchase of quota share reinsurance on a portfolio of public finance credits with net par outstanding of approximately $823 million at December 31, 2020. Par ceded included general obligation ($347 million), lease and tax-backed revenue ($234 million), higher education ($161 million) and transportation ($81 million) and included $160 million of watch list and adversely classified credits.
•In February 2021, AAC's exposure to an adversely classified stadium transaction was reduced by $540 million through the combination of a refinancing and quota share reinsurance.
The following table provides a comparison of total, adversely classified ("ACC") and watch list credit net par outstanding in the insured portfolio at December 31, 2020 and 2019. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions) December 31,	2020	2019	Variance
Total	$33,888	$38,018	$(4,130)	(11)%
ACC	$8,458	$7,535	$923	12%
Watch List	$4,720	$6,752	$(2,032)	(30)%
The decrease in total net par outstanding resulted from active de-risking initiatives, including the transactions noted above, as well as scheduled maturities, amortizations, refundings and calls. This overall decrease in total net par outstanding was partially offset by the weakening of the US Dollar compared to the British Pound and the Euro.
The increase in ACC exposures is primarily due to the addition of credits impacted by COVID-19 (including $982 million of net par outstanding from the Watch List category), such as hotel tax, stadium, convention center and public house insured
| Ambac Financial Group, Inc. 28 2020 FORM 10-K |

transactions, partially offset by active de-risking and issuer paydowns and calls.
The decrease in Watch List net par outstanding resulted from active de-risking initiatives (including the transactions noted above), downgrades to ACC due to COVID-19, and scheduled maturities, amortizations, refundings and calls.
In addition, as a result of the economic impacts from the COVID-19 pandemic, $2,397 million of net par outstanding in sectors such as mass transit, toll roads, and private higher education, among others, have been added to the Survey List. The Survey List is a categorization for enhanced monitoring of currently performing credits.
We also continue to experience stress in our exposure to Puerto Rico that consists of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Guarantees in Force, in this Annual Report on Form 10-K for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
COVID-19
In March 2020, the outbreak of COVID-19, caused by a novel strain of the coronavirus, was recognized as a pandemic by the World Health Organization, and the outbreak is widespread globally, including in the markets in which we operate. The COVID-19 outbreak had, and continues to have, a notable impact on general economic conditions, including but not limited to higher unemployment; volatility in the capital markets; closure or severe curtailment of the operations and, hence, revenues, of many businesses and public and private enterprises to which we are directly or indirectly exposed, such as hotels, restaurants, sports and entertainment facilities, airports and other transportation facilities, and retail establishments, mostly due to social distancing guidelines, travel bans and restrictions, and business restrictions and shutdowns.
In the U.S., significant monetary policy actions, fiscal stimulus measures and other relief measures have helped to moderate the economic impact of COVID-19. These measures include monetary policy decisions, such as quantitative easing, providing liquidity to financial institutions, providing liquidity to credit markets, the Paycheck Protection Program Lending Facility and the Main Street Business Lending Program; Congressional actions, such as the $2.4 trillion Coronavirus Aid, Relief and Economic Security ("CARES") Act, the $483 billion Paycheck Protection Program And Health Care Enactment Act, the $190 billion Families First Coronavirus Response Act, and, most recently, the $920 billion 2021 Consolidated Appropriations Act, which, among other things, provides direct payments to households, support for small businesses, renter assistance and funding for transport, airlines, education and state and local governments. In addition, housing measures, such as forbearance on mortgages and suspension of foreclosures and evictions, and various executive orders have helped to provide relief. Outside of the US, and in the United Kingdom and Italy in particular, where Ambac has insured portfolio exposure, various monetary policy, fiscal stimulus measures and other actions have helped to moderate the economic impact.
Nonetheless, the U.S. and many large global economies contracted on a full year basis in 2020. In the U.S., the trajectory and sustainability of the economic recovery experienced in the second half of 2020 is uncertain due to, among other things, the magnitude of job losses, uncertainty regarding further government support measures, the acceleration of new COVID-19 cases and the uncertainty related to the timing of a critical mass of COVID-19 vaccines being provided to the broader population. For the Ambac insured portfolio, credit risk remains elevated due to the historical and future economic and financial impact related to the COVID-19 crisis.
COVID-19 has also impacted Ambac's operating environment. Ambac has implemented a COVID-19 response plan designed to ensure the safety of our staff and business continuity. Our employees transitioned to working remotely in March 2020 while maintaining full operational capabilities. Since July 2020, Ambac opened certain of its offices to allow a portion of the workforce to safely return on a voluntary basis. We have not experienced and do not anticipate incurring material net incremental operating expenditures to maintain the current operating environment. Although many of Ambac's critical third-party service providers are operating with employees working remotely, we have not presently identified or experienced any limitations or operational constraints with respect to services provided. Ambac does not believe that our current operating environment has resulted in a significant change to our disclosure controls or internal controls over financial reporting.
COVID-19 has adversely impacted Ambac's financial position and results of operations as credit risk in the insured and investment portfolios has increased. In the insured portfolio, municipal, mortgage-backed, student loan and other asset securitization exposures could be materially adversely impacted, and as a result, with the exception of the mortgage-backed sector, we increased loss reserves across each of these and other sectors during the year ended December 31, 2020. In the mortgage-backed sector, significantly lower interest rates have increased excess spread levels and largely offset the impact of higher mortgage delinquencies and projected losses resulting from the COVID-19 pandemic. We are continuously evaluating and updating our view of the macro economic environment as well as our specific credit view of each of our insured exposures considering the significant uncertainties brought upon us by the COVID-19 pandemic. The overall financial impact from COVID-19 has been and will be a function of (i) the willingness and ability of issuers of insured debt and other counterparties to pay their obligations when due; (ii) the impact of changes to interest rates on policy and derivative payments; and (iii) the performance of the investment portfolio.
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
| Ambac Financial Group, Inc. 29 2020 FORM 10-K |

may further increase them in the future depending on the duration and severity of the crisis. The crisis may also impair certain issuers' ability to pay premiums owed to Ambac; however, we believe such issuers currently have the ability to continue to pay such premiums timely, but this is subject to change.
•Ambac has exposure to reinsurance counterparties for their portions of future claim payments. Ambac has reinsured approximately 13.3% of its gross par outstanding to four reinsurance counterparties. Each of these reinsurance counterparties is experienced in the business of reinsuring and/or writing financial guaranty insurance. All have current ratings of A+ (by S&P) or better and have collateralization or replacement triggers upon downgrade. Ambac actively monitors each of these reinsurance entities and currently believes they have the ability to perform under their respective reinsurance policies, but this is subject to change.
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
•Asset prices declined substantially during the first quarter, particularly in directly affected industries such as tourism, airlines, hospitality, commercial real estate and manufacturing. While Ambac does not have significant investments in these asset classes, we did experience a negative total return for the investment portfolio of approximately (4.4)% during the three month period ending March 31, 2020. We evaluated the investment portfolio at March 31, 2020, and in subsequent quarters, and have not recognized credit impairments. Over the last three quarters of 2020, we have repositioned the investment portfolio to manage credit risk while improving risk adjusted return, including redeploying capital into new asset categories. Ambac recognized a total return for the investment portfolio of approximately 4.1% for the year ended December 31, 2020
Given the economic uncertainties associated with the duration and effects of the COVID-19 pandemic, it is impossible to fully predict all of its consequences and, as a result, it is possible that our future operating results and financial condition may be materially adversely affected. Refer to "Financial Guarantees In Force," "Results of Operations" and "Balance Sheet Commentary" for further financial details on the current impact from COVID-19.
With regard to Ambac's new business strategic objective, we continue to evaluate opportunities in a disciplined manner. Our evaluation process has been revised to incorporate consideration of the impact of COVID-19 on new business prospects as well as Ambac's existing business and operations.
Financial Statement Impact of Foreign Currency
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income (Loss) for the year ended December 31, 2020 included the following:

($ in millions)
Net income (1)	$(1)
Gain (losses) on foreign currency translation (net of tax)	23
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	(2)
Impact on total comprehensive income (loss)	$20
(1)    A portion of Ambac UK's, and to a lesser extent AAC's, assets and liabilities are denominated in currencies other than its functional currency and accordingly, we recognized net foreign currency transaction gains/(losses) as a result of changes to foreign currency rates through our Consolidated Statement of Total Comprehensive Income (Loss). Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report in Form 10-K for further details on transaction gains and losses.
Future changes to currency rates, may adversely affect our financial results. Refer to Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" for further information on the impact of future currency rate changes on Ambac's financial instruments.
LIBOR Sunset
In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (‘ARRC’), a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from U.S. dollar LIBOR (‘USD-LIBOR’) to a more robust reference rate, proposed that the Secured Overnight Financing Rate (‘SOFR’) represents the best alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a transition plan with specific steps and timelines designed to encourage the adoption of SOFR and guide the transition to SOFR from USD-LIBOR. The Finanical Conduct Authority in the United Kingdom and other regulatory bodies have issued statements encouraging cessation of new transactions referencing USD LIBOR after December 31, 2021, while supporting extension of the publication of major USD-LIBOR tenors to mid-2023 to allow additional legacy contracts to mature on their existing terms. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to USD-LIBOR. Similar efforts are underway to identify suitable replacement reference rates for LIBOR in other major currencies. As of December 31, 2020, the Company has exposure to LIBOR in the following areas: (i) the financial guarantee insured portfolio, (ii) the Ambac Note included in long-term debt, (iii) certain invested assets and interest rate derivatives.
Ambac has reviewed its financial guarantee portfolio to identify insured transactions that it believes may be vulnerable to the transition from LIBOR. The review focused on insured issues that are scheduled or projected to have an outstanding principal
| Ambac Financial Group, Inc. 30 2020 FORM 10-K |

balance as of December 31, 2021. The Company reviewed the governing documents' provisions for the setting of interest rates in the event of unavailability of LIBOR ("fallback language"). The Company has initiated a dialogue with relevant trustees, calculation agents, auction agents, servicers and other parties responsible for implementing the rate change in these transactions. Most have not yet committed to a course of action. Also, whatever interest rate is set by the party responsible may be challenged in the court by other parties.
The Ambac Note is referenced to 3-month LIBOR and has a final maturity of February 12, 2023. Recent developments as summarized above indicate that major LIBOR tenors may continue to be published through the maturity date of the Ambac Note.
Ambac's investment and derivative portfolios have been evaluated to assess the risk of LIBOR unavailability based on the respective instruments' fallback language and parties responsible for implementing the alternative rates. Investments that are Ambac-insured securities, are being addressed through efforts on the financial guarantee portfolio described above. For other investments, we are working with our investment managers to ensure LIBOR indexed positions in our portfolio contain unambiguous fallback language. Ambac's centrally cleared interest rate swaps are expected to follow LIBOR transition steps outlined by the International Swaps and Derivatives Association, Inc. ("ISDA"). Our non-cleared interest rate swaps either have offsetting LIBOR exposure with a single counterparty that serves as calculation agent responsible for rate changes or have Ambac as the calculation agent.
Given the uncertainty of the ultimate timing of the LIBOR sunset, as well as the lack of clarity on decisions that parties responsible for calculating interest rates will make and the reaction of impacted parties as well as the unknown level of interest rates when the change occurs, the Company cannot at this time predict the impact of the discontinuance of LIBOR, if it occurs, on every obligation the Company guarantees or on its other LIBOR indexed financial instruments. For more information, see the the risk factor "Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences" found in Part I, Item 1A of this Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac's Consolidated Financial Statements have been prepared in accordance with GAAP. This section highlights accounting estimates management views as critical because they are most important to the portrayal of the Company's financial condition; and require management to make difficult and subjective judgments regarding matters that are inherently uncertain and subject to change. These estimates are evaluated on an on-going basis based on historical developments, political events, market conditions, industry trends and other information. There can be no assurance that actual results will conform to estimates and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates from time to time.
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
Valuation of Losses and Loss Expense Reserves (including Subrogation Recoverables)
The loss and loss expense reserves and subrogation recoverable assets (collectively defined as "loss reserves") discussed in this section relate only to Ambac’s non-derivative insurance policies issued to beneficiaries, including unconsolidated VIEs. A loss reserve is recorded on the balance sheet on a policy-by-policy basis based upon the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows consider the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considers future recoveries related to breaches of contractual representations and warranties by RMBS transaction sponsors, remediation strategies, excess spread and other contractual or subrogation-related cash flows. Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not estimate recoveries for litigations where its sole claim is for fraudulent inducement, since any remedies under such claims would be non-contractual.
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
| Ambac Financial Group, Inc. 31 2020 FORM 10-K |

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

The table below indicates the gross par outstanding and gross loss reserves (including loss expenses) related to policies in Ambac’s loss and loss expense reserves at December 31, 2020 and 2019:

	2020		2019
($ in millions) December 31	Gross Par Outstanding(1)(2)	Gross Loss and Loss Expense Reserves(1)(3)(4)	Gross Par Outstanding(1)(2)	Gross Loss and Loss Expense Reserves(1)(3)(4)
RMBS	$2,530	$(1,446)	$3,027	$(1,392)
Domestic Public Finance	3,016	724	2,398	627
Student Loans	415	234	472	208
Ambac UK and Other Credits	1,612	23	271	3
Loss expenses	—	68	—	73
Totals	$7,573	$(397)	$6,168	$(482)
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $739 and $33 respectively, at December 31, 2020 and $511 and $26, respectively at December 31, 2019. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.
(2)    Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
(3)    Loss and Loss Expense reserves at December 31, 2020 of $(397) are included in the balance sheet in the following line items: Loss and loss expense reserves: $1,759 and Subrogation recoverable: $2,156. Loss and Loss Expense reserves at December 31, 2019 of $(482) are included in the balance sheet in the following line items: Loss and loss expense reserves: $1,548 and Subrogation recoverable: $2,029.
(4)    Ambac records as a component of its loss and loss expense reserves, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $1,751 and $1,727 at December 31, 2020 and 2019, respectively.

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
In some cases, such as RMBS and student loans, cash flow projections include the modeling of an issuer or transaction’s future revenues and expenses to determine the resources available to pay debt service on our insured obligations. With respect to RMBS, a component of our loss reserve estimate includes subrogation recoveries related to securitized loans in such transactions that breached certain representations and warranties ("R&W"). In other cases, such as many public finance exposures including our Puerto Rico exposures, we consider the issuers’ overall ability and willingness to pay, as it relates to the existing fiscal, economic, legal, restructuring and/
or political framework relevant to a particular exposure or group of exposures. We then develop multiple scenarios where issuer debt service is paid, missed and/or haircut with claims paid then modeled for any recovery amount and timing. There is no certainty our assumptions as to scenarios or probabilities will not be subject to material changes as developments occur.
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
Valuation of Certain Financial Instruments
The Fair Value Measurement Topic of the ASC requires financial instruments to be classified within a three-level fair
| Ambac Financial Group, Inc. 32 2020 FORM 10-K |

value hierarchy. The fair value hierarchy, the financial instruments classified within each level, our valuation methods, inputs, assumptions and the review and validation procedures over quoted and modeled pricing are further detailed in Note 10. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
The level of judgment in estimating fair value is largely dependent on the amount of observable market information available to fair value a financial instrument, which is also determinative of where the financial instrument is classified in the fair value hierarchy. Level 3 instruments are valued using models which use one or more significant inputs or value drivers that are unobservable and therefore require significant judgment. Level 3 financial instruments which are material include certain invested assets, uncollateralized interest rate swaps and investments and loan receivables of consolidated VIEs. Model-derived valuations of Level 3 financial instruments incorporate estimates of the effects of Ambac's own credit risk and/or counterparty credit risk, which can be complex and judgmental. Furthermore, Level 3 investments and loan receivables of consolidated VIEs incorporate estimates of Ambac's financial guarantee cash flows, including future premiums and losses. Such cash flow estimates require judgments regarding prepayments of VIE debt, loss probabilities and loss severities, all of which are inherently uncertain.
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
Valuation of Deferred Tax Assets
Our provision for taxes is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss ("NOL"). More specifically, deferred tax assets represent a future tax benefit that results from losses recorded under GAAP in a current period which are only deductible for tax purposes in future periods and NOL carry forwards.
Valuation allowances are established to reduce deferred tax assets to an amount that “more likely than not” will be realized.
On a quarterly basis, management identifies and considers all available evidence, both positive and negative, in making the determination with significant weight given to evidence that can be objectively verified. Negative evidence includes the potential for unrecognized future insurance tax losses; cumulative pre-tax losses in recent years; uncertainty regarding timing and magnitude of RMBS R&W litigation recoveries; and no new financial guarantee business.
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
FINANCIAL GUARANTEES IN FORCE
The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2020 and 2019. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated by Ambac in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and the policy that insures the notes issued by Ambac LSNI as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.

($ in millions) December 31,	2020	2019
Public Finance (1)(2)	$15,497	$17,653
Structured Finance	6,337	7,508
International Finance	12,054	12,857
Total net par outstanding	$33,888	$38,018
(1)    Includes $5,575 and $5,654 of Military Housing net par outstanding at December 31, 2020 and 2019, respectively.
(2)     Includes $1,070 and $1,123 of Puerto Rico net par outstanding at December 31, 2020 and 2019, respectively. Components of Puerto Rico net par outstanding as well as other Public Finance exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.
| Ambac Financial Group, Inc. 33 2020 FORM 10-K |

The table below shows Ambac’s ten largest exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2020 (in millions):

($ in millions)		Risk Name	Bond Type	Ambac Ratings (1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
IF	AUK	Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	BBB	$974	2.9%
IF	AUK	Capital Hospitals plc (3)	UK-Infrastructure	A-	903	2.7%
IF	AUK	Aspire Defence Finance plc	UK-Infrastructure	A-	870	2.6%
IF	AUK	Anglian Water	UK-Utility	A-	853	2.5%
IF	AUK	National Grid Gas	UK-Utility	A-	788	2.3%
PF	AAC	New Jersey Transportation Trust Fund Authority - Transportation System	US-Lease and Tax-backed Revenue	BBB-	767	2.3%
IF	AUK	Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	742	2.2%
IF	AUK	Ostregion Investmentgesellschaft NR 1 SA (3)	Austria-Infrastructure	BIG	707	2.1%
IF	AUK	RMPA Services plc	UK-Infrastructure	BBB+	575	1.7%
PF	AAC	Mets Queens Baseball Stadium Project, NY, Lease Revenue (4)	US-Stadium Financing	BIG	540	1.6%
Total					$7,719	22.9%
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
(2)Net Par includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.
(3)A portion of this transaction is insured by an insurance policy issued by AAC. AAC has issued policies for these transactions that will only pay in the event that Ambac UK does not pay under its insurance policies (“second to pay policies")
(4)In February 2021, the net par outstanding for this transaction was reduced to zero through the combination of a refinancing and quota share reinsurance.
Net par related to the top ten exposures increased $79 million from December 31, 2019. Exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. The increase from 2019 was primarily related to changes in foreign exchange rates partially offset by scheduled paydowns. The concentration of net par amongst the top ten (as a percentage of net par outstanding) has increased to 23% from 20% at December 31, 2019. Certain credits within the top ten have had Ambac rating downgrades since December 31, 2019, primarily related to the impact of COVID-19, including Mitchells & Butlers Finance plc, New Jersey Transportation Trust Fund Authority and Mets Queens Baseball Stadium Project. Aspire Defence Finance plc's rating at December 31, 2020, improved since December 31, 2019. The remaining insured portfolio of financial guarantees has an average net par outstanding of $32 million per single risk, with insured exposures ranging up to $534 million and a median net par outstanding of $5 million.
Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.
COVID-19
COVID-19 and the public health responses by the US federal and state governments at the onset of the pandemic resulted in a shut down for several months of significant portions of the US economy, including areas that Ambac's insured obligors rely upon to generate the revenues and cash flows necessary to service debts we insure. Governments outside the US, in markets in which Ambac operates, also implemented similar measures to the US. Ambac undertook a detailed analysis of the potential impact of the closure of certain portions of the US economy and certain other economies, including the UK, Italy, and Australia, to assess the impact of the resulting global economic contraction on its insured financial guarantee portfolio. The economic contraction and the subsequent but still uncertain recovery; actions such as monetary policy and fiscal stimulus, including the CARES Act in the US that was signed into law on March 27, 2020, and other fiscal stimulus programs; and our insured obligors' financial flexibility and ability to mitigate the operational and economic impact of the recession will determine the ultimate impact to Ambac's insured portfolio.
CARES Act and Other Relief Measures
The $2.4 trillion Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") provides relief and stimulus funds for American consumers, businesses and industries impacted by COVID-19. Other Congressional measures, such as the $483 billion Paycheck Protection Program and Health Care Enhancement Act ("PPE & HCE Act") and the recent $920 billion Consolidated 2021 Appropriations Act have provided additional measures to moderate the impact of COVID-19 on the economy.
| Ambac Financial Group, Inc. 34 2020 FORM 10-K |

The CARES Act together with the PPP & HCE Act and the 2021 Consolidated Appropriations Act have several measures that impacted US municipalities and other borrowers, including consumers, such as mortgage and student loan borrowers, represented in our insured portfolio, including:
•A program for direct lending, loans, loan guarantees and investments to eligible businesses, states and municipalities, including to passenger airlines and cargo airlines;
•Programs for small business loans;
•Business tax breaks, including payroll tax deferral;
•Allocations of direct aid to state and local governments to reimburse them for the costs of dealing with COVID-19;
•The Public Health and Social Services Fund for distribution of grants to healthcare providers and hospitals;
•Grants for transit agencies;
•Grants for airport authorities;
•Funding for transport, airlines, education, state and local governments, health, vaccines, nutrition;
•Emergency jobless benefits;
•Renter assistance; and
•Direct payments to households and for unemployment insurance.
Despite the above provisions, which are designed to help mitigate the economic impact of the COVID-19 pandemic generally, the CARES Act contains certain provisions that may adversely affect Ambac.
In March 2020, the CARES Act temporarily suspended payments on all student loans held by the Department of Education through September 30, 2020. The moratorium on payments has twice been extended by executive order and is now set to expire on September 30, 2021. Although the CARES Act provision did not include the private student loans owned by special purpose entities that have their securitized obligations guaranteed by AAC, we have incorporated into our loss reserves analysis assumptions related to increased delinquencies for borrowers with private student loans who often also have federal student loans and have elected not to pay altogether. Despite the assumed increase in delinquencies and losses related to this phenomena as well as the general deterioration in consumer credit related to the economic downturn, AAC does not anticipate making substantial claim payments on insured student loan transactions for several years due to the structures governing the insured bonds.
Additionally, the federal government has provided temporary relief measures to which servicers of mortgage loans must adhere. The Federal Housing Administration ("FHA") of the US Department of Housing and Urban Development and the Federal Housing Finance Agency ("FHFA") are providing temporary relief measures that require mortgage loan servicers to offer relief to borrowers who suffer hardship as a result of COVID-19. The relief measures include moratoriums on foreclosures and evictions as well as the expansion of forbearance and subsequent repayment options. Such servicers are generally applying these guidelines to non-FHFA loans, including those loans owned by special purpose entities that have their securitized obligations guaranteed by AAC. Moreover, several State agencies have issued similar guidance to mortgage loan servicers concerning loan forbearances and other relief for borrowers. Depending on the trajectory and strength of the economic recovery, there may still be pressure to extend the duration of forbearances and subsequently to offer generous repayment plans. Forbearances increased sharply across the AAC's insured first lien RMBS obligations during the second quarter of 2020 and early in the third quarter of 2020, but then dropped later in the third quarter of 2020 through the end of the year, albeit to still elevated levels. The ultimate impact of forbearances and other relief measures, such as foreclosure and eviction moratoriums, on AAC's insured RMBS obligations are still unclear. However, we have assumed that such measures, as well as the residual impact of the global recession, will have an adverse impact on our insured RMBS transactions. Consequently, we have anticipated that we will experience an increase in claim payments for certain of our insured RMBS obligations. However, we also anticipate that the significant decline in interest rates experienced during 2020 will likely generate additional excess spread recoveries on insured RMBS obligations that will mostly compensate for such adverse effects.
In the UK all non-essential leisure, food and retail operations, including public houses were closed from March 20, 2020, as a consequence of the COVID-19 pandemic. Premises were allowed to gradually reopen from June 1, 2020, such that by July 4, 2020, the majority of outlets were permitted to reopen. The UK Government introduced a number of measures to mitigate the impact of these enforced closures including rebating employers 80% of staff salaries (up to a £2,500 per month per employee cap), tax deferrals, sales tax reductions, business loan schemes and property tax relief. On January 5, 2021, the UK Government reimposed the closure of non-essential leisure food and retail operations until February 15, 2021, with a gradual opening of venues on regional basis thereafter. The mitigating measures noted above will continue through this period before then being slowly withdrawn by April 30, 2021.
While Ambac expects the foregoing measures to help mitigate economic damage and aid the functioning of the capital markets, Ambac's exposure to credit risk as a result of the economic fallout from the COVID-19 pandemic remains elevated, and we could experience material losses that would adversely impact our future results of operations and financial condition.
Insured Portfolio
A deep recession during the first half of 2020 was followed by a moderate recovery in the second half of 2020 that still left the U.S. with an overall contraction in GDP for the full year. Economic growth for 2021, while expected to be positive, is also expected to be tempered by the continued uncertainty related to the elevated infection rate of COVID-19 in the U.S. and the uncertain timing related to achieving a critical mass of COVID-19 vaccinations across the populace. Recovery to 2019 levels of economic output are not expected until late 2021 or early 2022. Consequently, we expect pressure will remain on U.S. states and local governments which are currently facing significant budget strains as tax and other revenues have faltered as a result of COVID-19 related shutdowns, job losses and travel restrictions. In addition states may need to cut aid to local municipalities that are also under pressure from lost revenues.
| Ambac Financial Group, Inc. 35 2020 FORM 10-K |

Monetary policy and federal stimulus through the CARES Act and other programs has benefited and is expected to continue to benefit in the overall economic recovery and more specifically provide some relief to state and local governments, including to issuers of municipal debt insured by Ambac, although the sufficiency of such benefits remains uncertain.
As part of the detailed analysis of the insured portfolio, we have identified certain Public Finance sectors that are most susceptible to potential claims or impairments as a result of a prolonged or uneven recovery from the COVID-19 crisis. Our near-term concerns are concentrated on exposures substantially reliant on narrow, economically sensitive revenue streams. The ability of issuers of these obligations to pay is expected to be stressed although several issuers expressed a willingness to use their balance sheets to support their obligations and avoid defaults in the near-term. Ambac's insured par outstanding, net of reinsurance ("NPO"), to these Public Finance sectors are as follows at December 31, 2020:

($ in millions) Market / Sector	Total NPO	Total Debt Service Due Next Twelve Months
Stadiums	$634	$42
Toll Roads / Bridges	457	43
Dedicated Tax	358	51
Rail / Mass Transit	311	15
Hotels / Convention Centers	248	43
Higher Education Auxiliary	235	25
Airports	111	22
Total Public Finance	$2,354	$241

The RMBS and student loan insured portfolios are expected to be adversely impacted by the previously mentioned forbearances and the overall state of the U.S. economy which contracted in 2020, and where unemployment is still elevated and job participation rates are depressed. Expected to offset such impact for RMBS exposures is the benefit to excess spread within the securitization structures as a result of the significant reduction in interest rates, which will result in higher recoveries. Ambac reduced its exposure to stadiums by $540 million of net par in February 2021.
Ambac insured exposure includes a number of international policies where the revenue of the issuer is demand dependent. Such transactions have been impacted by the reduction of revenue due to the COVID-19 pandemic.  Ambac and its advisors are working closely with impacted issuers to review their plans and liquidity facilities in light of these events. In connection with these efforts. Ambac's NPO with respect to international demand dependent policies are as follows at December 31, 2020:

($ in millions) Market / Sector	Total NPO	Total Debt Service Due for Twelve Months
Asset Securitizations	$974	$86
Toll Roads / Bridges	768	62
Airports	215	7
Higher Education	178	10
Total	$2,135	$165
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
U.S. Public Finance Insured Portfolio
Ambac’s portfolio of U.S. public finance exposures is $15,497 million, representing 46% of Ambac’s net par outstanding as of December 31, 2020, and a 12% reduction from the amount outstanding at December 31, 2019. This reduction in exposure was due to additional reinsurance acquired, restructuring and related commutation transactions, scheduled paydowns, and early terminations (calls, refundings and pre-refundings). While Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general obligation, revenue, and lease and tax-backed obligations of state and local government entities, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public interests. See Note 7. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for exposures by bond type.
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
| Ambac Financial Group, Inc. 36 2020 FORM 10-K |

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
•Ambac insures approximately $5,575 million net par of privatized military housing debt. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated in most cases by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). In a small number of cases rental payments also come from civilians, including retired service personnel, living on a particular base. Collateral for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include ongoing base essentiality, military deployments, the U.S. government’s commitment to fund the BAH, marketability/attractiveness of the on-base housing units versus off-base housing, construction completion, environmental remediation, utility and other operating costs and housing management. Ambac's exposure to privatized military housing debt is a growing concentration given the long-dated maturity profile of the exposure relative to faster run-off of other parts of Ambac's insured portfolio. As of December 31, 2020, privatized military housing represented approximately 16% of net par outstanding.
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,070 as of December 31, 2020. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees.
COVID-19
At this time, it remains very difficult to predict what the shape and timing of the post COVID-19 recovery will be for the Commonwealth of Puerto Rico, not least because the depth and length of COVID-19's impact is still uncertain. The island does not appear to be insulated from the fiscal and economic impact COVID-19 has had on U.S. municipalities on the mainland. Net general fund revenue collected from July-November 2020 totaled $4.01 billion, down about $210 million from the $4.22 billion collected during the same period in 2019, according to the Puerto Rico Treasury Department's tax collection reports released in January 2021. Sales and use, corporate income and personal income tax collections have all been adversely impacted to varying degrees by the pandemic. It is unclear if this cumulative underperformance will continue, what this implies for the Commonwealth’s ability to pay debt service, and what lasting effects COVID-19 will have on the economic and financial profile of Puerto Rico.
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
•the receptivity, availability, pace and effectiveness of vaccinations for COVID-19;
•changes to supplemental Medicaid funding relief and other federal transfer payments; and
•the willingness and ability of the Commonwealth government to implement much needed fiscal and structural reforms.
Commonwealth Fiscal Plan
On May 27, 2020, the Oversight Board certified the Commonwealth Fiscal Plan, which purports to incorporate the impact of COVID-19 on the Commonwealth economy, and projects diminished growth, budget surplus, and debt capacity as compared to previous versions of the Commonwealth Fiscal Plan. The Commonwealth Fiscal Plan will significantly inform the Commonwealth Plan of Adjustment, and the diminished economic performance described in the new Fiscal Plan implies worse outcomes than had been previously disclosed for creditors under the Commonwealth's Plan of Adjustment.
According to a letter sent January 19, 2021, from the Oversight Board's Executive Director, Natalie Jaresko, to Governor Pedro Pierluisi and legislative leaders, the Oversight Board is aiming to certify an updated Commonwealth Fiscal Plan reflecting new information regarding the Commonwealth’s macroeconomic environment and government revenues and expenditures, as well as the impact of expenses from the anticipated amended Commonwealth Plan of Adjustment. The letter also establishes the timeline for the annual fiscal plan revision process, which would conclude with the Oversight Board certification of the Commonwealth Fiscal Plan by April 23, 2021.
No assurances can be given that Ambac's financial condition will not suffer a materially negative impact as an ultimate result of the Commonwealth Fiscal Plan, the Commonwealth Plan of Adjustment, or any future changes or revisions to the Commonwealth Fiscal Plan or future fiscal plans and/or plans of adjustment for Puerto Rico Highways and Transportation Authority ("PRHTA") or other Puerto Rico instrumentalities.
Commonwealth Plan of Adjustment
On February 9, 2020, the Oversight Board announced it reached an agreement in principle on a plan support agreement (the "Amended PSA") with certain creditors supporting the
| Ambac Financial Group, Inc. 37 2020 FORM 10-K |

restructuring of the Commonwealth's General Obligation ("GO") and Public Building Authority ("PBA") debt. On February 28, 2020, the Oversight Board filed an Amended POA and an amended Disclosure Statement to restructure approximately $35 billion of debt and other claims against the Commonwealth of Puerto Rico, PBA, Employees Retirement System (ERS), and other issuers as well as more than $50 billion in pension liabilities. If confirmed, the Amended POA would reduce Commonwealth debt and other claims from $35 billion to less than $11 billion, a 70% haircut and would also reduce the Commonwealth’s annual debt service by 56%. Treatment for pension claims would include a reduction in pension payments by as much as 8.5% for retirees who currently receive at least $1,200 a month, such that approximately 75% of current and future retirees would not face any cuts, and the establishment of a pension reserve fund to help support retirement payments in future years. The Amended POA disproportionately disadvantages claims against the Commonwealth related to certain revenue bonds issued by Puerto Rico instrumentalities, including those insured by AAC, providing for an estimated recovery of 3.9% on claims against the Commonwealth related to PRHTA bonds, Puerto Rico Infrastructure Financing Authority ("PRIFA") Special Tax Revenue ("Rum Tax") bonds, and Puerto Rico Convention Center District Authority ("PRCCDA") bonds.
In light of COVID-19 and its impact, and potential future impact, on the Commonwealth, the Oversight Board and the parties to the Amended PSA began negotiating revisions to the Amended PSA without terminating that agreement. Information released publicly regarding these negotiations indicated that proposals considered during the course of such negotiations implied recoveries related to certain revenue bonds insured by AAC below 3.9%.
On October 28, 2020, the Court ordered the Oversight Board to file, by February 10, 2021, either (i) an informative motion with a term sheet disclosing the economic and structural terms and features of a proposed amended Commonwealth Plan of Adjustment, or (ii) the proposed amended Commonwealth Plan of Adjustment itself, together with a proposed timeline for disclosure statement and confirmation hearings. On February 16, 2021, the Court entered an order granting the Oversight Board’s motion to extend the court’s deadline to file a Commonwealth Plan of Adjustment or comprehensive term sheet to March 8, 2021. The Oversight Board's motion disclosed that the Oversight Board reached an agreement in principle regarding the terms of a new plan support agreement (the “Second Amended PSA”) with certain holders of GO Bond Claims and/or CW Guarantee Bond Claims (each as defined in the Second Amended PSA) and holders of PBA Bond Claims (as defined in the Second Amended PSA). The motion also indicated that the requested extension of the deadline to March 8, 2021, will allow the Oversight Board to schedule and conduct additional mediation sessions with parties in interest to increase support for the forthcoming Commonwealth Plan of Adjustment.
On February 22, 2021, the Oversight Board, as representative of the Commonwealth of Puerto Rico, PBA, and the Employee Retirement System of the Government of the Commonwealth of Puerto Rico publicly disclosed the Second Amended PSA. Assured Guaranty Corp. and Assured Guaranty Municipal Corp. ("Assured"), Syncora Guarantee Inc., and National Public Finance Guarantee Corporation ("National") have conditionally agreed to the Second Amended PSA. In addition, by a Joint Notice of Termination, dated February 22, 2021, the Amended PSA, dated as of February 9, 2020, was terminated and is of no further force or effect. On February 23, 2021, the Oversight Board announced that the Second Amended PSA had the support of 70% of all GO Bond and PBA Bond claims. In the Second Amended PSA, approximately $18.8 billion of the GO and GO-guaranteed liabilities will be reduced to approximately $7.4 billion, newly issued securities will be GO-only with no inclusion of the COFINA junior lien bonds contemplated within the February 2020 Amended POA, and creditors will accept part of their recovery consideration in the form of a contingent value instrument (“CVI”) that pays out if a portion of the island’s Sales and Use Tax outperforms the projections in the Oversight Board’s Certified Fiscal Plan.
The Government of the Commonwealth of Puerto Rico and Ambac Assurance are not currently parties to the Second Amended PSA. Further, the Second Amended PSA provides that Assured and National may terminate their agreement to the Second Amended PSA on or prior to March 31, 2021; until that date, Assured and National are permitted to continue litigation against the Oversight Board with respect to certain revenue bond exposures. If Assured and National do not terminate their agreement by March 31, 2021, the Second Amended PSA requires that Assured and National take no further action with respect to such revenue bond-related litigation.
Given that the Oversight Board has stated publicly that it is further amending the Amended POA, including to reflect the terms of the Second Amended PSA, it is not yet clear how the Commonwealth Plan of Adjustment will be modified or how the final adjustments will impact revenues available to the Puerto Rico instrumentalities addressed in the Commonwealth Plan of Adjustment or the recoveries on claims against the Commonwealth by creditors of those instrumentalities, including Ambac and Ambac-insured bondholders. If the Commonwealth Plan of Adjustment were confirmed in its current form, Ambac's financial condition would suffer a materially negative impact. Refer to Note 8. Financial Guarantee Insurance Contracts, in this Annual Report Form 10-K located in Part II for the possible increase in loss reserves under stress or other adverse conditions, including the impact of the Commonwealth Plan of Adjustment. There can be no assurance that losses may not exceed such estimates.
Political Developments
In 2020, President Donald J. Trump appointed Justin Peterson, Betty A. Rosa, John E. Nixon and Antonio L. Medina Comas as new members of the Oversight Board and reappointed Andrew G. Biggs, David Skeel and Arthur Gonzalez to new terms.
The Puerto Rico gubernatorial election was held on November 3, 2020, to elect the governor of Puerto Rico, concurrently with the election of the Resident Commissioner, the Senate, the House of Representatives, and the mayors of the 78 municipalities. Pedro Pierluisi of Puerto Rico’s pro-statehood New Progressive Party was voted to become the territory’s next governor in 2021. In terms of the local legislature, there will be a “shared government”; the Governor and the Resident Commissioner from the PNP and Legislative leadership from the PDP. The new President of the Senate will be Senator Jose Luis Dalmau and the new Speaker of the House will be
| Ambac Financial Group, Inc. 38 2020 FORM 10-K |

Representative Rafael "Tatito" Hernández (former Chair of House Treasury Committee 2013-2016).
It is unclear how the Oversight Board member changes and local election outcomes will impact the debt restructuring process, negotiations, timing and ultimate recoveries for Ambac.
Ambac Title III Litigation Update
AAC is party to a number of litigations related to its Puerto Rico exposures, and actively participates in the Commonwealth’s Title III proceedings before the United States District Court for the District of Puerto Rico.
On January 16, 2020, AAC, together with other monoline insurers, filed motions which sought to lift the automatic stay and allow AAC and others to enforce their rights related to PRHTA, PRCCDA and PRIFA in an alternative forum. Through orders issued on July 2 and September 9, 2020, Judge Swain largely denied the motions, while holding in abeyance further proceedings in the PRCCDA motion relating to a particular account over which it is undisputed the monolines have a lien. AAC and the other movants have appealed the PRHTA and PRIFA decisions. Briefing concluded in late December with oral argument heard in February 2021. Ambac is unable to predict when and how the issues raised in these cases will be resolved. If AAC is unsuccessful in any of these proceedings, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a materially negative impact.
On January 16, 2020, the Oversight Board filed four adversary proceeding complaints against AAC and other monoline insurers seeking to disallow their proofs of claim against the Commonwealth as they relate to PRHTA, PRCCDA, and PRIFA bonds. On April 28, 2020, the Oversight Board filed partial motions for summary judgment. Briefing has concluded on those motions for summary judgment and oral argument was held on September 23, 2020. On January 20, 2021, the District Court granted defendants’ request for deferral of the adjudication of the summary judgment motions until defendants have the opportunity to conduct certain discovery. Discovery is ongoing.
AAC, along with other monoline insurers, filed a motion seeking appointment of trustees under Section 926 of the Bankruptcy Code to pursue certain avoidance actions on behalf of PRHTA against the Commonwealth of Puerto Rico. The motion attached a proposed complaint detailing the avoidance claims that movants would pursue. On August 11, 2020, the Court denied the motion and AAC and the other movants have appealed that denial. AAC and the other movants filed a motion to hold that appeal in abeyance pending the First Circuit’s resolution of the appeal from the Court’s denial of the PRHTA lift-stay motion (as described above). Briefing on both motions concluded on October 27, 2020. On December 22, 2020, the First Circuit denied the motion to hold the appeal in abeyance, and referred the motion to dismiss to the panel determining the merits of the appeal. Movants’ opening brief before the First Circuit was filed on February 17, 2021.
Refer to Note 17. Commitments and Contingencies to the Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K for further information about Ambac's litigation relating to Puerto Rico.

Mediation
The status, timing and subject of any past or future mediation discussion has not yet been publicly disclosed. The timeline for resolution of Puerto Rico’s debt restructuring process is uncertain.
The Oversight Board disclosed, in a status report filed with the Title III court in September 2020, that it has resumed formal discussions with creditors with the guidance of the mediation team led by Judge Houser. Prior to the talks with creditors, the Oversight Board held discussions with the Puerto Rico Fiscal Agency and Finance Advisory Authority ("AAFAF") concerning the terms of a Commonwealth Plan of Adjustment and what, if any, modifications or amendments needed to be proposed.
On February 10, 2021, the Oversight Board disclosed that mediation resulted in an agreement in principle with certain GO and PBA bondholders. The Second Amended PSA was publicly disclosed on February 23, 2021.
No assurances can be given that further debt restructuring negotiations will be successfully concluded, that the Commonwealth, Oversight Board and creditor parties will reach definitive agreements on debt restructurings, that any additional negotiated transaction, debt restructuring, definitive agreement, PSA or Plan of Adjustment will be approved by the court and completed, or that any transaction or Plan of Adjustment will not have a materially adverse impact on Ambac's financial condition or results of operations.
Federal Aid
The full extent of federal government support to Puerto Rico is still uncertain as existing federal stimulus has not been fully disbursed and additional measures are likely to be enacted. A new U.S. President, Puerto Rico governor, and Oversight Board makeup could all accelerate the aid distribution process if there was a higher comfort level from the federal government regarding the local management and efficacy of federal disaster resources. Furthermore, a change in the federal government's approach to Puerto Rico's needs, including Social Security disability payments, Medicaid, and other health and nutritional assistance programs, is possible under the new administration. But while the previously allocated hurricane disaster relief funds, the more recent COVID-19 crisis related funds and potential new federal support are all expected to support economic recovery and growth in Puerto Rico, there can be no assurances as to the certainty, timing, usage, efficacy or magnitude of benefits to creditor outcomes related to disaster aid and ensuing economic growth, if any.
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the year ended December 31, 2020, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $256 million, which was impacted by lower discount rates, the continued uncertainty and volatility of the situation in Puerto Rico, including the potential impact of the COVID-19 crisis on the Commonwealth and the developing potential impact of the COVID-19 crisis on other sectors in the Domestic Public Finance insured portfolio; and loss adjustment expenses related to the cost of defending our rights and pursuing recoveries.
| Ambac Financial Group, Inc. 39 2020 FORM 10-K |

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

($ in millions)	Range of Maturity	Ambac Ratings (1)	Net Par Outstanding (2)	Net Par and Interest Outstanding (3)(8)	Ever-to-Date Net Claims Paid (4)
Exposures Subject to Priority Debt Provision (5)
PR Highways and Transportation Authority (1968 Resolution - Highway Revenue) (6)	2021-2027	BIG	$4	$10	$23
PR Highways and Transportation Authority (1998 Resolution - Senior Lien Transportation Revenue) (6)	2021-2042	BIG	395	639	144
PR Infrastructure Financing Authority (Special Tax Revenue) (7)	2023-2044	BIG	404	887	187
PR Convention Center District Authority (Hotel Occupancy Tax)	2021-2031	BIG	86	128	68
Total			889	1,664	422
Exposures Not Subject to Priority Debt Provision
Commonwealth of Puerto Rico - General Obligation Bonds	2021-2023	BIG	18	19	49
PR Public Buildings Authority - Guaranteed by the Commonwealth of Puerto Rico	2021-2035	BIG	83	145	87
PR Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	2047-2054	BIG	80	712	37
Total			181	876	173
Total Net Exposure to The Commonwealth of Puerto Rico and Related Entities			$1,070	$2,540	$595
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
(2)     Net Par includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Accretion of the capital appreciation bonds would increase the related net par by $214 at December 31, 2020.
(3)    Net Par and Interest Outstanding ("P&I") represents the total insured future debt service remaining over the lifetime of the bonds. P&I for capital appreciation bonds does not represent the accreted amount as noted in footnote (2) but rather the amount due at respective maturity dates.
(4)    In addition to ever-to-date net claims paid, Ambac made net claim payments of $23 in January 2021.
(5)    Commonly known as "clawback," provision pursuant to Section 8 of Article VI of the Constitution of the Commonwealth of Puerto Rico. Under this provision, in the event Commonwealth available revenues and any surplus for any fiscal year are insufficient to meet the appropriations made for that year, interest on the public debt and amortization thereof shall first be paid and other disbursements, including debt service on the obligations subject to such provision as described above (to the extent payable from such revenues), shall thereafter be made in accordance with the order of priorities established by law.  These exposures are also subject to Act No. 5-2017, as amended, also known as the Financial Emergency and Fiscal Responsibility Act of 2017, which declares an emergency period that has been subsequently re-extended until June 30, 2021, from its prior December 31, 2020, deadline.   Pursuant to Act 5-2017, all executive orders issued under Act No. 21-2016 (as amended, known as the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act), shall continue in full force and effect until amended, rescinded or superseded.
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
(8)    Net Par and Interest Outstanding excludes the effects of a 10% current interest rate on $60 net par of PR Public Building Authority ("PBA") bonds with a maturity date of July 1, 2035, resulting from the absence of a remarketing. Should a remarketing not occur before the maturity of the bonds, the Net Par and Interest Outstanding for PBA exposure would increase by $39.

U.S. Structured Finance Portfolio
Ambac’s portfolio of U.S. structured finance exposures is $6,337 million, representing 19% of Ambac’s net par outstanding as of December 31, 2020, and a 16% reduction from the amount outstanding at December 31, 2019. This reduction in exposure was primarily related to residential mortgage-backed securities ("RMBS") policies, which continued to prepay as well as incur claims.
| Ambac Financial Group, Inc. 40 2020 FORM 10-K |

Current insured exposures include securitizations of mortgage loans, home equity loans and student loans as well as other asset-backed financings, in each case where the majority of the underlying collateral risk is situated in the United States. Additionally, Ambac’s structured finance insured portfolio includes secured and unsecured debt issued by investor-owned utilities and structured insurance transactions providing insurance on the notes of trusts established in connection with the reinsurance of defined blocks of life insurance that were used to fund regulatory reserves associated with level premium term life insurance policies (commonly referred to as Regulation XXX reserves).
See Note 7. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2020.
Structured finance securitization exposures generally entail three forms of risk: (i) asset risk, which relates to the amount and quality of the underlying assets; (ii) structural risk, which relates to the extent to which the transaction’s legal structure and credit support provide protection from loss; and (iii) servicer risk, which is the risk that poor performance at the servicer or manager level contributes to a decline in cash flow available to the transaction. AAC seeks to mitigate and manage these risks through its risk management practices.
Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions that contain risks to first and second lien mortgages. Ambac's total net par exposure to RMBS at December 31, 2020, was approximately $3,635 million ($2,137 million, $1,399 million, $99 million are first lien, second lien and other respectively), a decrease of 18% during 2020. At December 31, 2020, 88% of RMBS net par exposure relates to securitizations issued during 2005 through 2007.
International Finance Insured Portfolio
Ambac’s portfolio of international finance insured exposures is $12,054 million, representing 36% of Ambac’s net par outstanding as of December 31, 2020, and a 6% reduction from the amount outstanding at December 31, 2019. This reduction in exposure was primarily the result of policy terminations, refinancings and scheduled maturities within stadiums and investor-owned utilities, partially offset by a weakening of the US dollar versus the British pound. Ambac’s international finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, asset-securitizations, utility obligations, whole business securitizations (e.g., securitizations of substantially all of the operating assets of a corporation) and sub-sovereign credits. Ambac has no insured exposure related to emerging markets. See Note 7. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2020.
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
Ambac UK, which is regulated in the United Kingdom (“UK”), had been AAC’s primary vehicle for directly issuing financial guarantee policies in the UK and the European Union with $11,186 million net par outstanding at December 31, 2020. The portfolio of insured exposures underwritten by Ambac UK is financially supported exclusively by the assets of Ambac UK and no capital support arrangements are in place with any other Ambac affiliate.
European Union Exposures (“EU”)
Ambac's international net par exposures are principally in the United Kingdom ($9,711 million); however, we also have exposures with credit risk based in various EU member states, including Austria, France, Germany and Italy ($1,797 million).  Italy, with net par exposure of $803 million, in particular has experienced economic, fiscal and political strains since the 2008 global financial crisis such that the likelihood of default on an insured sub-sovereign obligation in that country is higher than when the policy was underwritten.
Ambac does not guarantee any sovereign bonds of the above EU countries.
Brexit:
In January 2020 the UK Government and EU ratified the terms of a legal binding treaty ("Withdrawal Agreement") setting out the terms of a transition period to apply to the UK until December 31, 2020. The effect of the withdrawal agreement was to retain the rights and obligations between the UK and the EU from the date of the UK's exit from the EU on January 31, 2020, ("Exit Day") to the end of this transition period.
Prior to December 31, 2020, Ambac UK either commuted any policies with EU based policyholders or transferred the benefits of those policies to UK policyholders. In addition, Ambac UK transferred the administration of its last remaining policy within its Italian Branch to the UK on December 1, 2020, and closed its Italian Branch on December 18, 2020. Therefore, while Ambac UK's net par exposures continue to contain credit risk based in EU member states, Ambac UK no longer services any insurance policies with EU based policyholders and its ability to continue to service its insurance portfolio is therefore not impacted by Brexit.
Additional Insured Portfolio Information
Average Life of Insured Portfolio
Ambac underwrote and priced financial guarantees based on the assumption that the guarantees would remain in force until the maturity of the underlying bonds. Ambac estimates that the average life of its guarantees on par in force at December 31, 2020 is approximately 10 years. The average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for non-contractual reductions, refundings or terminations of insured issues. RMBS policies incorporate assumptions on expected prepayments over the remaining life of the insured obligation.
| Ambac Financial Group, Inc. 41 2020 FORM 10-K |

The following table depicts amortization of existing guaranteed net par outstanding:

Net Par Outstanding Amortization (1) ($ in millions)	Estimated Net Amortization
2021	$2,903
2022	2,768
2023	1,753
2024	2,037
2025	1,556

2021-2025	$11,017
2026-2030	7,141
2031-2035	6,595
2036-2040	5,687
After 2040	3,448
Total	$33,888
(1)    Depicts amortization of existing guaranteed portfolio, assuming no advance refundings, as of December 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay guaranteed obligations.
Geographic Area
The following table sets forth the geographic distribution of Ambac's existing guaranteed net par outstanding as of December 31, 2020:

Geographic Area ($ in millions)	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
Domestic:
Mortgage and asset-backed (1)	$3,646	10.8%
Colorado	2,362	7.0%
California	2,104	6.2%
New York	1,816	5.4%
New Jersey	1,290	3.8%
Texas	1,233	3.6%
Puerto Rico	1,070	3.2%
Pennsylvania	896	2.6%
Washington	799	2.4%
Florida	656	1.9%
Oregon	627	1.9%
Other domestic	5,335	15.7%
Total Domestic	21,834	64.4%
International:
United Kingdom	9,711	28.7%
Italy	803	2.4%
Austria	707	2.1%
Australia	420	1.2%
France	277	0.8%
Other international (2)	136	0.4%
Total International Finance	12,054	35.6%
Total	$33,888	100.0%
(1)    Mortgage and asset-backed obligations includes guarantees with multiple locations of risk within the United States and is primarily comprised of residential mortgage and commercial asset-backed securitizations.
(2)     Other international may include components of U.S. exposure.
Exposure Currency
The table below shows the distribution by currency of Ambac's existing guaranteed net par outstanding as of December 31, 2020:

Currency ($ in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars	Percentage of Net Par Amount Outstanding
U.S. Dollars		$22,205	$22,205	65.5%
British Pounds		£6,940	9,486	28.0%
Euros		€1,455	1,777	5.2%
Australian Dollars	A$	545	420	1.2%
Total			$33,888	100.0%
Ratings Distribution
The following charts provide a rating distribution of existing net par outstanding based upon internal Ambac credit ratings at December 31, 2020 and 2019 and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at December 31, 2020 and 2019. BIG is defined as those exposures with an internal credit rating below BBB-:
Note: AAA is less than 1% in both periods.
| Ambac Financial Group, Inc. 42 2020 FORM 10-K |

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
Summary of Below Investment Grade Exposure:

	Net Par Outstanding - December 31,
Bond Type ($ in millions)	2020	2019
Public Finance:
Lease and tax-backed (1)	$1,194	$1,109
Stadium	540	—
General obligation (1)	325	525
Housing (2)	308	311
Transportation	30	27
Other	38	42
Total Public Finance	2,435	2,014
Structured Finance:
RMBS	2,800	3,362
Student loans	512	620
Other	—	33
Total Structured Finance	3,312	4,015
International Finance:
Other	1,574	1,455
Total International Finance	1,574	1,455
Total	$7,321	$7,484
(1)    Lease and tax-backed includes $969 and $1,014 of Puerto Rico net par at December 31, 2020 and 2019, respectively. General obligation includes $101 and $109 of Puerto Rico net par at December 31, 2020 and 2019, respectively. Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.
(2)    Includes $308 and $311 of military housing net par at December 31, 2020 and 2019, respectively.
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
Ceded Reinsurance
AAC has reinsurance in place pursuant to surplus share treaties and facultative agreements. As a primary financial guarantor, AAC is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under these reinsurance agreements. For exposures reinsured, AAC generally withholds a ceding commission to defray its underwriting and operating expenses. To minimize its exposure to losses from reinsurers, AAC (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by AAC in the event of rating agency downgrades of a reinsurer (among other events and circumstances). AAC held letters of credit and collateral amounting to $117 million from its reinsurers at December 31, 2020. As of December 31, 2020, the aggregate amount of insured par ceded by AAC to reinsurers under reinsurance agreements was $5,182 million, with the largest reinsurer accounting for $2,398 million or 6.1% of gross par outstanding at December 31, 2020.
The following table shows the distribution, by bond type, of AAC’s ceded guaranteed portfolio at December 31, 2020:

Bond Type ($ in millions)	Ceded Par Amount Outstanding	% of Gross Par Ceded
Public Finance:
General obligation	$1,327	36%
Lease and tax-backed revenue	1,156	22%
Housing revenue	934	14%
Transportation revenue	586	43%
Utility revenue	243	27%
Higher education	167	18%
Other	99	10%
Total Public Finance	4,512	23%
Structured Finance:
Investor-owned utilities	224	12%
Student loan	219	26%
Structured insurance	115	27%
Mortgage-backed and home equity	40	1%
Asset-backed and other	21	12%
Total Structured Finance	619	9%
Total Domestic	5,131	19%
International Finance:
Investor-owned and public utilities	26	1%
Transportation	25	2%
Asset-backed	—	—%
Total International Finance	51	—%
Total	$5,182	13%
RESULTS OF OPERATIONS
The following discussion should be read along with the financial statements included in this Form 10-K, as well as Part II, "Item 7, Management's Discussion and Analysis's of Financial Condition and Results of Operations" of our Form 10-K for the year ended December 31, 2019, which provides additional information on comparisons of years 2019 and 2018.
Net loss attributable to common stockholders for the year ended December 31, 2020, was $437 million compared to a net loss attributable to common stockholders of $216 for the year ended December 31, 2019. The increase in loss was primarily driven by: (i) higher loss and loss expenses, (ii) receipt of $142 million
| Ambac Financial Group, Inc. 43 2020 FORM 10-K |

arising from the settlement between the SEC and Citigroup which was recognized as a gain in Other income for the year ended December 31, 2019, (iii) lower net investment income, (iv) lower net realized investment gains, and (v) lower income on variable interest entities, partially offset by (a) lower insurance intangible amortization and (b) lower interest and operating expenses.
A summary of our financial results is shown below:

($ in millions) Year Ended December 31,	2020	2019	2018
Revenues:
Net premiums earned	$54	$66	$111
Net investment income	122	227	273
Net realized investment gains (losses)	22	81	108
Net gains (losses) on derivative contracts	(50)	(50)	7
Other income (expense) (1)	3	134	8
Income (loss) on variable interest entities	5	38	3
Expenses:
Losses and loss expenses (benefit)	225	13	(224)
Insurance intangible amortization	57	295	107
Operating expenses	92	103	112
Interest expense	222	269	242
Provision for income taxes	(3)	32	5
Net income (loss)	(437)	(216)	267
Less: loss on exchange of auction market preferred shares (2)	—	—	82
Net income (loss) attributable to common stockholders	$(437)	$(216)	$186
(1)2019 includes proceeds received in connection with an SEC action against Citigroup Global Markets Inc. in the amount of $142 million.
(2)In connection with the AMPS Exchange, the difference between the fair value of consideration provided to AMPS holders and the carrying amount of the AMPS has been reflected as a reduction to Net income attributable to common stockholders in 2018 for approximately $82. Refer to Note 1. Background and Business Description for a discussion of the AMPS Exchange.
Ambac's results of operations and financial position have been adversely impacted by the COVID-19 pandemic's effect on the global economy and financial markets. Significant interest rate declines during 2020 contributed to a net increase in loss reserves and losses on interest rate derivative contracts. Credit driven losses were also recognized in the three months ended March 31, 2020, within losses incurred (primarily from public finance insurance policies) and losses in counterparty credit adjustments on derivative asset valuations. Financial market disruptions were reflected through lower valuations of certain fixed maturity securities (recorded through other comprehensive income) and the majority of other investments (recorded through net investment income). During the last three quarters of 2020, credit spreads largely recovered (favorably impacting counterparty credit adjustments on derivative assets and valuations of investment securities). The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving in ways that are difficult or impossible to anticipate. As a result, it is possible that Ambac's results of operations and financial condition may be further adversely affected by the evolving affects of the COVID-19 pandemic. For additional information on the risks posed by COVID-19, refer to “Part I, Item 1A-Risk Factors” in this Form 10-K.
During 2019, Ambac executed on a number of restructuring / commutation transactions that had significant impacts to the consolidated results of operations. As described further below, the completion of the these transactions, including the related changes to invested assets, intangible assets, loss reserves and debt of the Company, had a significant impact on the comparability of the results of operation for the years ended December 31, 2020, 2019 and 2018. The most significant transactions were:
Puerto Rico COFINA Plan of Adjustment ("POA"). On February 12, 2019, the POA, including certain related commutation transactions, and subsequent distributions, became effective, resulting in a significant reduction of AAC's insured net par exposure to COFINA. Pursuant to the COFINA POA, approximately 75% of holders of AAC-insured senior COFINA bonds (including Ambac) elected to commute their insurance policy. Under this restructuring, Ambac-insured COFINA bonds that were not commuted were deposited, along with new uninsured COFINA bonds, into a newly formed trust called the COFINA Class 2 Trust ("COFINA Trust"), a VIE that Ambac determined must be consolidated. Sales of assets from the COFINA Trust may be made from time to time with proceeds used to redeem the trust's debt.
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
The following paragraphs describe the consolidated results of operations of Ambac for 2020 and 2019.
Net Premiums Earned. Net premiums earned for the year ended December 31, 2020, decreased by $12 million or 18% as compared to net premiums earned for the year ended December 31, 2019.
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
| Ambac Financial Group, Inc. 44 2020 FORM 10-K |

Normal net premiums earned are impacted by the following:
•The runoff of the insured portfolio, including through transaction terminations, calls and scheduled maturities, which reduce normal net premiums earned.
•New ceded reinsurance which reduces normal net premiums earned over the remaining period of the related ceded policies.
•Changes to the allowance for credit losses on the premium receivable asset. Ambac adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), on January 1, 2020, and assesses the allowance for credit losses on premium receivables on a quarterly basis. Prior to adoption of ASU 2016-13, Ambac assessed collectability of premium receivables in accordance with ASC 944 and recorded an allowance for uncollectible premiums.
•The strengthening or weakening of the U.S. dollar relative to the British Pound since Ambac's wholly-owned UK subsidiary, Ambac UK, operates in the United Kingdom and the British Pound is its functional currency.
•Pre-refundings of insured securities, primarily Public Finance transactions. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal net premiums earned will increase over the remaining period of the related policy.
Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of normal premiums earned by market:

($ in millions) Year Ended December 31,	2020	2019	2018
Public finance	$21	$27	$37
Structured finance	8	10	17
International finance	13	19	23
Total net normal premiums earned	$42	$56	$77
Total net accelerated earnings	$12	$10	$35
Total net premiums earned	$54	$66	$111
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed maturity securities classified as available-for-sale, and net gains (losses) on pooled investment funds which include changes in fair value of the funds' net assets. Fixed maturity securities include investments in Ambac-insured securities that are made opportunistically based on their risk/reward and asset-liability management characteristics. As described further below, investment income from holdings of Ambac-insured securities (including Secured Notes issued by Ambac LSNI, LLC) for the periods presented have been affected by restructuring transactions involving Puerto Rico COFINA and Ballantyne bonds. Investments in pooled investment funds and certain other investments are either classified as trading securities with changes in fair value recognized in earnings or are reported under the equity method. These funds and other investments are reported in Other investments on the Consolidated Balance
Sheets. For further information about investment funds held, refer to Note 11. Investments to the Consolidated Financial Statements, included in this Annual Report on Form 10-K.
Net investment income from Ambac-insured securities, available-for-sale and short-term securities other than Ambac-insured and Other investments is summarized in the table below:

($ in millions) Year Ended December 31,	2020	2019	2018
Securities available-for-sale: Ambac-insured (including Secured Notes)	$62	$121	$220
Securities available-for-sale and short-term other than Ambac-insured	41	75	51
Other investments (includes trading securities)	19	32	2
Net investment income	$122	$227	$273
Net investment income decreased $106 million for the year ended December 31, 2020 compared to 2019. As described further below, the variances were primarily driven by 2020 pricing volatility within fund investments resulting from the impact of the COVID-19 pandemic on financial markets and the impact of de-risking transactions in 2019, including lower subsequent allocations to higher yielding Ambac-insured securities and a lower overall invested asset base.
•Investment income from Ambac-insured securities decreased $59 million in 2020, compared to 2019. The decrease was due primarily to the effects of the 2019 de-risking of Ballantyne and lower income on Secured Notes issued by Ambac LSNI, LLC. The Ballantyne restructuring in June 2019 resulted in accelerated discount accretion into income and settled the Ballantyne bonds held in the investment portfolio. Income on the Secured Notes declined from 2019 due to quarterly early redemptions and the impact of lower rates, as the coupon rate is indexed to LIBOR subject to a 1.0% LIBOR floor. Additionally, income on Ambac insured-RMBS declined compared to 2019 primarily as a result of declining interest rates over both 2020 and 2019.
•Net investment income from available-for-sales securities other than Ambac-insured securities decreased $34 million in 2020, compared to the prior year. The decrease resulted from the favorable impact of high yielding uninsured COFINA bonds received under the POA on 2019 income, as well as the impact of a smaller asset base and lower average yields in 2020. All of the uninsured COFINA bonds received under the POA were sold from Ambac's non-VIE investment portfolio by December 31, 2019, with reinvestment in lower yielding fixed maturities or allocated to pooled funds included in Other investments. Additional re-allocation of the portfolio in 2020 toward pooled funds and Ambac-insured bonds from investment grade corporate bonds, commercial mortgage backed securities and certain CLOs resulted in a lower asset base and average yield in this portion of the portfolio. The use of cash for early debt redemptions and operating cash needs also contributed to the smaller asset base, while steadily declining reinvestment rates on short-term holdings adversely
| Ambac Financial Group, Inc. 45 2020 FORM 10-K |

impacted the average yield of available-for-sale securities other than Ambac-insured in 2020 compared to 2019.
•Other investments income decreased $13 million in 2020, compared to the prior year. The decrease resulted from the financial market impact of the COVID-19 pandemic and repositioning of pooled fund investments in 2020, compared to strong portfolio returns in 2019. Other investments income for 2020 included lower returns on equity, high-yield and loan funds, partially offset by higher income from hedge fund investments. Higher income on hedge funds was driven primarily by net gains on investments funded mostly following the initial broad market decline of the first quarter. Decreased holdings of equity, high yield and loan funds in the first half of 2020 resulted in recognition of only modest net gains on such holdings for the full year, compared to above average performance in these asset types in 2019.
Net Realized Investment Gains. The following table provides a breakdown of net realized gains, for the periods presented:

($ in millions) Year Ended December 31,	2020	2019	2018
Net gains on securities sold or called	$26	$59	$105
Foreign exchange gains (losses)	(4)	22	7
Credit impairment	—	—	—
Intent / requirement to sell impairments	—	—	(3)
Total net realized gains	$22	$81	$108

Net realized gains on securities sold or called during the year ended December 31, 2020, are primarily from sales in connection with routine portfolio management. Net realized gain on securities sold or called for the year ended December 31, 2019, included $50 million of net gains related to the impact of the COFINA POA, including sales of Ambac-insured Puerto Rico COFINA bonds and new uninsured COFINA bonds received in the commutation. Also included in realized gains for the year ended December 31, 2019, are $23 million of realized foreign exchange gains arising from the settlement of Ballantyne bonds held in the investment portfolio.
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
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts includes result from the Company's interest rate derivatives portfolio and its runoff credit derivative portfolio. The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. As forward rates and interest rate exposures elsewhere in the company have declined over the course of 2019 and 2020, the economic hedge position has been adjusted. Net gain (loss) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. Results from credit derivatives were not significant to the periods presented.
•Net losses on interest rate derivatives for the year ended December 31, 2020, were $50 million, compared to $51 million for the year ended December 31, 2019. The net loss for the year ended December 31, 2020, reflects significant declines in forward interest rates, triggered by the COVID-19 pandemic, and losses from the application of counterparty credit adjustment, described further below. The net losses for the year ended December 31, 2019, reflect the impact of declines in forward interest rates, partially offset by negative net carrying costs driven by an inverted yield curve. Although interest rates declined more in 2020 than in 2019, their impact on derivative losses was lower due to the relative positioning of the portfolio in each period.
•Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in losses within Net gains (losses) on derivative contracts of $(6) million and $(2) million for the years ended December 31, 2020 and 2019, respectively. The loss for the year ended December 31, 2020, was driven by wider credit spreads reflecting the credit rating downgrade of a derivative counterparty by Ambac during the first quarter, simultaneous with an increase in the underlying asset values as interest rates declined. The losses on counterparty credit adjustments for the 2019 periods are primarily due to increases in the underlying asset values as interest rates declined.
Other income (expense). Other income (expense) included various fees, primarily consent and waiver fees, as well as foreign exchange gains (losses) unrelated to investments or loss reserves. Other income also included proceeds received by AAC in September 2019 in connection with an SEC action against Citigroup Global Markets Inc. in the amount of $142 million.
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
| Ambac Financial Group, Inc. 46 2020 FORM 10-K |

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
Income (loss) on variable interest entities was $5 million and $38 million for the years ended December 31, 2020 and 2019, respectively. Results for the year ended December 31, 2020, were due primarily to realized gains of $8 million on sales of assets from the COFINA Trust partially offset by the lower valuation of net assets on a VIE impacted by COVID-19.
Results for the year ended December 31, 2019, were driven by the impact of the creation and subsequent activities of the COFINA Trust. Income from COFINA Trust for the the year ended December 31, 2019, was $26 million, including $15 million from consolidation and $13 million from realized investment gains on sales of assets from the trust, partially offset by net interest expense and fees. Income for the year ended December 31, 2019, also included a gain on the fair value of net assets of a VIE arising from an increase in projected cash flows on the VIE's assets due to higher financial guarantee insurance premiums. Results for 2019 also included a loss of $2 million from deconsolidation of a VIE.
Refer to Note 4. Variable Interest Entities to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the accounting for VIEs.
Losses and Loss Expenses (Benefit). Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which AAC is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty ("R&W") subrogation recoveries, net of reinsurance, of $1,725 million and $1,702 million at December 31, 2020 and 2019, respectively. The increase in these recoveries was primarily driven by lower discount rates used to discount estimated cash flows. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for more information regarding the estimation process for R&W subrogation recoveries.
The following table provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

($ in millions) Year Ended December 31,	2020	2019	2018
RMBS (1)	$(76)	$(93)	$(8)
Domestic Public Finance	256	250	37
Student Loans	24	(17)	(4)
Ambac UK and Other Credits	21	(127)	19
Interest on Deferred Amounts	—	—	21
Discount on Rehabilitation Exit Transaction	—	—	(288)
Totals (2)	$225	$13	$(224)
(1)    The loss and loss expense (benefit) associated with changes in estimated representation and warranties for the year ended December 31, 2020, 2019 and 2018 was ($23), $42 and $62, respectively.
(2)     Includes loss expenses incurred of $103, $78 and $92 for the year ended December 31, 2020, 2019 and 2018, respectively.
Losses and loss expenses for 2020 were driven by the following:
•Higher projected losses in domestic public finance driven by lower discount rates (primarily relating to Puerto Rico), loss expenses incurred and incurred losses related to transactions directly impacted by the economic impact from COVID-19; and
•An increase in student loan losses as a result of lower discount rates and the impact from COVID-19; partially offset by
•Improved RMBS losses as a result of the positive impact of lower interest rates on excess spread, reduced by lower discount rates and expected losses from COVID-19 related delinquencies.
Losses and loss expenses for 2019 were driven by the following:
•Higher projected losses in domestic public finance driven mostly by lower discount rates and additions to Puerto Rico loss reserves, partially offset by;
•Favorable development within Ambac UK and Other Credits primarily due to the Ballantyne commutation;
•Favorable RMBS development as a result of credit improvement, the impact on excess spread from declines in interest rates and a trustee settlement related to Lehman sponsored transactions, partially offset by RMBS R&W litigation loss expenses incurred and a reduction to estimated RMBS R&W subrogation recoveries.
Insurance Intangible Amortization. Insurance intangible amortization was $57 million and $295 million for the years ended December 31, 2020 and 2019, respectively. The decrease in intangible amortization for the year ended December 31, 2020, compared to 2019, is primarily due to accelerated amortization as a result of the Ballantyne commutation that occurred in 2019.
| Ambac Financial Group, Inc. 47 2020 FORM 10-K |

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides a summary of operating expenses for the periods presented:

($ in millions) Year Ended December 31,	2020	2019	2018
Compensation	$51	$58	$55
Non-compensation	41	44	56
Gross operating expenses	92	103	111
Reinsurance commissions, net	—	—	1
Total operating expenses	$92	$103	$112
Gross operating expenses for the year ended December 31, 2020 are $92 million, a decrease of $10 million from gross operating expenses for the year ended December 31, 2019. The decrease was primarily due to the following:
•Lower compensation costs primarily due to: (i) lower salaries and severance resulting from continued right sizing of staffing levels partially offset by hiring in connection with the launch of Everspan Group and (ii) lower incentive compensation costs primarily related to the Ballantyne restructuring incentive compensation recognized in 2019
•Lower non-compensation costs primarily due to: (i) a UK Value Added Tax (VAT) refund recognized in 2020, (ii) lower premises costs as a result of relocating Ambac's corporate headquarters, and (iii) lower subscription and data access costs associated with runoff of the financial guarantee portfolio partially offset by: (i) increased legal fees and (ii) incremental costs arising due to the COVID-19 pandemic.
Legal and consulting services provided for the benefit of OCI were flat at $2 million during the years ended December 31, 2020 and 2019.
Interest Expense. Interest expense includes accrued interest on the Ambac Note, Tier 2 Notes, surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

($ in millions) Year Ended December 31,	2020	2019	2018
Surplus notes (1)	$85	$99	$80
Ambac note	107	143	139
Tier 2 notes	28	26	22
Other	1	—	1
Total interest expense	$222	$269	$242
(1)Includes junior surplus notes.
The decrease in interest expense for the year ended December 31, 2020, compared to 2019 was primarily driven by optional redemptions and lower rate resets of the floating rate Ambac Note and lower discount accretion on surplus notes, partially offset by interest compounding on the surplus notes and the Tier 2 Notes.
Surplus note principal and interest payments require the approval of OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted exceptional payments in connection with (a) increasing the percentage of deferred policy payments of the Segregated Account of Ambac Assurance from 25% to 45% in 2014 and (b) a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after consummation of the Rehabilitation Exit Transactions (as defined in Part II, Item 8, Note 1 Background and Business Description to the Consolidated Financial Statements included in this Form 10-K) in 2018.
In April 2020, OCI declined the request of Ambac Assurance to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the scheduled maturity date of June 7, 2020. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes and junior surplus notes were accrued for and Ambac Assurance is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $344 million and $172 million, respectively, at December 31, 2020.
Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2020 and 2019, was a benefit of $3 million and an expense of $32 million, respectively. Income taxes for the year ended December 31, 2020 and 2019, includes provisions for income tax due in respect of Ambac UK of $(3) million and $36 million, respectively.
At December 31, 2020, the Company had approximately $3,639 million of U.S. Federal net ordinary operating loss carryforwards, including approximately $1,457 million at AFG and $2,182 million at AAC.

LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. ("AFG") Liquidity. AFG’s liquidity is primarily dependent on its cash, investments (excluding equity investment in subsidiaries), and net receivables totaling $366 million as of December 31, 2020. AFG also receives partial expense reimbursements under the terms of an expense sharing agreement with AAC, and is expected to receive distributions beginning in 2021 from its 80% ownership stake in Xchange.
•During 2020, AFG established Everspan Indemnity Insurance Company with an initial capital contribution of $15 million. Additionally, AFG purchased Everspan Insurance Company from AAC for approximately $14
| Ambac Financial Group, Inc. 48 2020 FORM 10-K |

million and repositioned it as a subsidiary of Everspan Indemnity Insurance Company, forming the Everspan Group. In order to obtain an A- Financial Strength Rating from A.M. Best, AFG contributed an additional $82 million to Everspan Indemnity Insurance Company in February 2021.
•In December 2020, AFG further amended its existing amended and restated tax sharing agreement among AFG, AAC and certain affiliates (the "Third TSA Amendment"), in connection with which AAC paid to AFG approximately $28 million of accrued payments based on net operating loss carry-forwards (“NOLs”) used by AAC ("tolling payments") in 2017. Under the Third TSA Amendment, AAC and AFG agreed to eliminate AAC's requirement to make future tolling payments based on its utilization of NOLs for any taxable year beginning on or after January 1, 2019 in exchange for a reallocation of $210 million of NOL's from AAC to AFG.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 million per year to cover expenses not otherwise reimbursed. OCI approved this $4 million reimbursement for 2019 expenses, which was paid in March 2020.
AFG's investments include securities directly and indirectly issued and/or insured by AAC, some of which are eliminated in consolidation. Securities issued or insured by AAC are generally less liquid than investment grade and other traded investments.
It is highly unlikely that AAC will be able to make dividend payments to AFG for the foreseeable future and therefore cash and investments, payments under the intercompany cost allocation agreement and distributions from Xchange will be AFG’s principal sources of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” in this Annual Report on Form 10-K, and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in this Annual Report on Form 10-K, for more information on dividend payment restrictions.
The principal uses of liquidity are the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac; the making of investments, which may include securities issued or insured by AAC and other less liquid investments; and capital expenditures to acquire and/or capitalize new businesses. Contingencies could cause material liquidity strains.
The following table includes aggregated information about contractual obligations for AFG and its subsidiaries at December 31, 2020, excluding variable interest entities consolidated as a result of AAC’s and Ambac UK's financial guarantee contracts. These obligations include payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments under AAC’s surplus notes, the Ambac Note, Tier 2 Notes and Ambac UK debt, and payments due under operating leases. The table and commentary below reflect scheduled payments and maturities based on the original payment terms specified in the underlying agreements and contracts, or expected required payment dates if earlier.

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Surplus note obligations(1)	$3,884	$894	$—	$—	$2,990
Ambac note obligations(2)	1,849	98	1,751	—	—
Tier 2 note obligations(3)	5,394	—	—	—	5,394
Ambac UK debt obligations(4)	41	—	—	—	41
Operating lease obligations(5)	45	5	10	10	19
Purchase obligations(6)	11	7	4	—	—
Postretirement benefits(7)	5	—	1	1	3
Loss and loss expenses(8)	2,395	94	140	167	1,993
Income taxes	—	—	—	—	—
Total	$13,624	$1,098	$1,906	$178	$10,440

(1)    Amounts due on surplus notes (excluding junior surplus notes) include principal on their scheduled maturity date and interest on scheduled payment dates, including payment of previously deferred interest totaling $320 million on the next anniversary of the original scheduled payment date of June 7, 2021. Also includes all principal and interest on junior surplus notes on the date all future and existing senior indebtedness of Ambac Assurance policy and other priority claims against Ambac Assurance have been paid in full (included in the more than 5 years column). Surplus note principal and interest payments require the approval of OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted exceptional payments in connection with (a) increasing the percentage of deferred policy payments of the Segregated Account of Ambac
Assurance from 25% to 45% in 2014 and (b) a one-time payment of approximately six months of interest on the surplus notes (other than junior surplus notes) outstanding immediately after consummation of the Rehabilitation Exit Transactions in 2018. In April 2020, OCI declined the request of Ambac Assurance to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the scheduled maturity date of June 7, 2020. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to
| Ambac Financial Group, Inc. 49 2020 FORM 10-K |

enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount.
(2)    Includes principal on Ambac Note as of December 31, 2020 to be paid on its legal maturity date of February 12, 2023, and scheduled interest payments. Interest amounts on this variable rate debt are projected at a rate of 6.00% which is based on the index rate in effect at the balance sheet date. These notes are subject to mandatory redemption provisions that could significantly accelerate the timing of required payments, as described further in Note 13. Long-term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
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
(5)    Amount represents future lease payments on lease agreements existing as of December 31, 2020. Includes fixed costs, such as base rent, and estimated variable costs, such as real estate taxes and electricity.
(6)    Purchase obligations represent future expenditures for contractually scheduled fixed terms and amounts due for various technology-related maintenance agreements and other outside services.
(7)    Amount represents future payments relating to AAC's postretirement medical reimbursements to current retirees over the next 10 years.
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
AAC Liquidity. AAC’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of AAC’s liquidity are gross installment premiums on insurance policies; principal and interest payments from investments; sales of investments; proceeds from repayment of affiliate loans; and recoveries on claim payments, including from litigation and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact AAC’s liquidity.
The principal uses of AAC’s liquidity are the payment of operating and loss adjustment expenses, claims, commutation and related expense payments on insurance policies, ceded reinsurance premiums, principal and interest payments on outstanding debt, additional loans to affiliates, and purchases of securities and other investments that may not be immediately converted into cash. In December 2020, AAC paid to AFG $28 million of tolling payments, which as described above it will no longer be required to make for future tax years.
•The COVID-19 pandemic had a negative impact on Ambac's liquidity resources as a consequence of the initial severe reaction of the capital markets and potential for prolonged low reinvestment rates on invested assets; derivative losses, which required either timely settlement or additional collateral posting; and higher credit risk within the insured portfolio, as further described below. Nevertheless, Ambac has not yet experienced incremental demands on its liquidity, from higher claims, other than the aforementioned impact of derivatives.
•Claim payments may increase during and in the aftermath of the global recession and COVID-19 pandemic as issuers, particularly those with revenues that were interrupted by the effects of the pandemic, including social distancing, other restrictions on activities and the increase in unemployment, may not have sufficient cash inflows to pay debt service on Ambac-insured debt. Refer to "Financial Guarantees in Force" in this Management's Discussion and Analysis for further discussion of the potential impact of the COVID-19 pandemic on claim payments.
•Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of AAC. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 13. Long-term Debt to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further discussion of the payment terms and conditions of the Tier 2 Notes. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined AAC's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2020.
AAC's intercompany loans are with its wholly owned subsidiary, Ambac Financial Services ("AFS"). AFS uses interest rate derivatives (primarily interest rate swaps and US Treasury futures) as a partial hedge against the effects of rising interest rates elsewhere in the Company, including on AAC’s financial guarantee exposures. AFS's derivatives include, interest rate swaps previously provided to asset-backed issuers and other entities in connection with their financings. AAC loans cash and securities to AFS as needed to fund payments under these derivative contracts, collateral posting requirements and operating expenses. Intercompany loans are governed by an established lending agreement with defined borrowing limits that has received non-disapproval from OCI.
AAC manages its liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times.
AAC is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of AAC unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling AFG (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the
| Ambac Financial Group, Inc. 50 2020 FORM 10-K |

date that all accumulated and unpaid dividends have been paid on the AMPS. AAC has not paid dividends on the AMPS since 2010. AAC is also subject to additional restrictions on the payment of dividends pursuant to certain contractual and regulatory restrictions. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” in this Annual Report on Form 10-K, and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in this Annual Report on Form 10-K, for more information on dividend payment restrictions.
Our ability to realize RMBS representation and warranty ("R&W") subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, including uncertainty due to delays in court proceedings as a result of the COVID-19 pandemic, intervention by the OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating the amount of such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts or recover materially less than our estimated recoveries, our future available liquidity to pay claims, debt service and meet our other obligations would be reduced materially. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K for more information about risks relating to our RMBS R&W subrogation recoveries.
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

($ in million) Year Ended December 31,	2020	2019	2018
Cash provided by (used in):
Operating activities	$(175)	$(311)	$(1,543)
Investing activities	432	1,000	1,588
Financing activities	(303)	(691)	(585)
Effect of foreign exchange on cash and cash equivalents	—	—	—
Net cash flow	$(46)	$(2)	$(541)

Operating activities
The following represents the significant cash operating activities during the years ended December 31, 2020 and 2019:
•Debt service on the Ambac Note was $107 million and $143 million for the years ended December 31, 2020 and 2019, respectively.
•In September 2019, AAC received $142 million in connection with an SEC settlement with Citigroup Global Markets Inc.
•Cash used related to interest rate derivatives was $20 million and $75 million for the years ended December 31, 2020 and 2019, respectively.
•Cash used for operating expenses were $76 million and $82 million for the years ended December 31, 2020 and 2019, respectively.
•Cash provided by the investment portfolio was $104 million and $144 million for the years ended December 31, 2020 and 2019, respectively.
•Net loss and loss expenses paid, including commutation payments are detailed below:

($ in million) Year Ended December 31,	2020	2019	2018
Net losses paid (1)	$159	$416	$344
Net subrogation received (2)	(118)	(168)	(140)
Net loss expenses paid	108	70	117
Net cash flow	$149	$318	$321
(1)    Net losses paid include commutation payments of $13, $214 and $87 for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)     For the year ended December 31, 2019, subrogation received includes $36 of settlement proceeds related to Lehman sponsored RMBS transactions and $23 related to the COFINA Plan of Adjustment.
Future operating cash flows will primarily be impacted by interest payments on outstanding debt, claim and expense payments, investment receipts and premium collections.
Investing Activities
During 2020, AAC and Ambac UK continued to diversify their investment portfolio from fixed maturity to other assets, primarily hedge funds (increase in fair value of $11 million). Additionally, AFG purchased 80% of Xchange for $74 million in 2020, net of cash acquired.
Financing Activities
Financing activities for the year ended December 31, 2020, include paydowns of the Ambac Note of $121 million and paydowns/maturities of VIE debt obligations of $178 million.
Financing activities for the year ended December 31, 2019, include paydowns of the Ambac Note of $178 million and paydowns of VIE debt obligations of $542 million, proceeds of $19 million from the re-issuance of 1,386 shares of Ambac-owned AMPS and proceeds of $12 million from issuance of Ambac UK debt.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS
| Ambac Financial Group, Inc. 51 2020 FORM 10-K |

may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $141 million (cash and securities collateral of $1 million and $140 million, respectively), including independent amounts, under these contracts at December 31, 2020.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets decreased by approximately $100 million from December 31, 2019 to $13,220 million at December 31, 2020, primarily due to payment of loss and loss adjustment expenses, interest and operating expenses, and partial redemptions of long-term debt. These were partially offset by higher VIE assets caused by the impact of currency changes (strengthening of pound sterling). Other significant changes during 2020 were higher subrogation recoverables primarily related to increases in excess spread on RMBS, as a result of lower interest rates, and lower premium receivables from the continued runoff of the financial guarantee insurance portfolio.
Total liabilities increased by approximately $290 million from December 31, 2019, to $12,074 million as of December 31, 2020, primarily due to higher loss reserves and higher consolidated VIE liabilities resulting from currency changes (as notes above), partially offset by lower unearned premiums from the continued runoff of the financial guarantee insurance portfolio.
As of December 31, 2020, total stockholders’ equity was $1,140 million, compared with total stockholders’ equity of $1,536 million at December 31, 2019. This decrease was primarily due to a Total Comprehensive Loss during 2020. The Comprehensive Loss was primarily driven by the net loss attributable to common stockholders for the year ended December 31, 2020, of $437 million and translation gains on the consolidation of AFG's foreign subsidiaries.of $23 million.
Investment Portfolio. Ambac's investment portfolio is managed under established guidelines designed to meet the investment objectives of AAC, Everspan Group, Ambac UK and AFG. Refer to "Description of the Business — Investments and Investment Policy" in this Annual Report on Form 10-K located in Part I. Item 1, for further description of Ambac's investment policies and applicable regulations.
Refer to Note 11. Investments in this Annual Report on Form 10-K located in Part II. Item 8 for information about Ambac's consolidated investment portfolio. Ambac's investment polices and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.
In the second quarter of 2020, Ambac monetized a material portion of its investments in certain assets classes; including corporate securities rated below the 'A' rated category, all directly owned CMBS (other than Military Housing bonds), and approximately 50% of all CLOs (all rated investment grade) and acquired additional distressed Ambac-insured securities. In the third quarter of 2020, Ambac began acquiring corporate securities rated below 'A' again. These actions resulted in changes to the credit rating distribution of available-for-sale investments from December 31, 2019, to December 31, 2020, illustrated in the charts below.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at December 31, 2020 and 2019:

($ in millions) December 31,	2020	2019
Fixed maturity securities	$2,317	$2,577
Short-term	492	653
Other investments	595	478
Securities pledged as collateral	140	85
Total investments (1)	$3,544	$3,792
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £317 ($434) and €39 ($48) as of December 31, 2020 and £257 ($341) and €2 ($2) as of December 31, 2019.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments include diversified equity interests in pooled funds. Refer to Note 11. Investments in this Annual Report on Form 10-K located in Part II. Item 8 for information about fixed maturity securities and pooled funds by asset class.
| Ambac Financial Group, Inc. 52 2020 FORM 10-K |

The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at December 31, 2020 and 2019.

(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represented 41% and 33% of the 2020 and 2019 combined investment portfolios, respectively.
Premium Receivables. Ambac's premium receivables decreased to $370 million at December 31, 2020, from $416 million at December 31, 2019. As further discussed in Note 8. Financial Guarantee Insurance Contracts, in this Annual Report Form 10-K located in Part II. Item 8, the decrease is due to premium receipts, adjustments for changes in expected and contractual cash flows and increases to the allowance for credit losses, partially offset by accretion of the premium receivable discount.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency	Premium Receivable in U.S. dollars
U.S. Dollars	$234	$234
British Pounds	£86	117
Euros	€16	19
Total		$370

Reinsurance Recoverable on Paid and Unpaid Losses. AAC has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, AAC (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by AAC in the event of rating agency downgrades of a reinsurer (among other events and circumstances). AAC benefited from letters of credit and collateral amounting to approximately $117 million from its reinsurers at December 31, 2020.  As of December 31, 2020 and 2019, reinsurance recoverable on paid and unpaid losses were $33 million and $26 million, respectively. The increase was primarily a result of adverse development in public finance and student loan insured exposures.
Intangible Assets. Intangible assets includes (i) an insurance intangible asset that was established at the Fresh Start Reporting Date, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities of $373 million and (ii) intangible assets of $38 million established as part of the acquisition of Xchange on December 31, 2020. Refer to Note 3. Business Combination for further information relating to this acquisition.
As of December 31, 2020 and 2019 the net insurance intangible asset was $409 million and $427 million, respectively. Other than through amortization, variance in the insurance intangible asset is solely from translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Assets and Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial hedge against interest rate exposure in the financial guarantee and investment portfolios. Derivative assets and liabilities on the balance sheet primarily reflect the portion of the portfolio that is not subject to daily cash variation margin payments. Derivative assets increased from $75 million at December 31, 2019, to $93 million as of December 31, 2020. Derivative liabilities increased from $90 million at December 31, 2019, to $114 million as of December 31, 2020. The increases resulted primarily from lower interest rates during the year ended December 31, 2020. The interest driven increase in derivative assets was partially offset by higher counterparty credit adjustments.
| Ambac Financial Group, Inc. 53 2020 FORM 10-K |

Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs.
The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 8. Financial Guarantee Insurance Contracts, respectively, of the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, for further information on loss and loss expenses.
The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of December 31, 2020 and 2019 were $(397) million and $(482) million, respectively. Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
($ in millions) Balance Sheet Line Item	Claims and Loss Expenses	Recoveries (1)
December 31, 2020:
Loss and loss expense reserves	$2,060	$(229)	$(72)	$1,759
Subrogation recoverable	100	(2,256)	—	(2,156)
Totals	$2,160	$(2,485)	$(72)	$(397)

December 31, 2019:
Loss and loss expense reserves	$1,835	$(233)	$(54)	$1,548
Subrogation recoverable	131	(2,160)	—	(2,029)
Totals	$1,966	$(2,394)	$(54)	$(482)
(1)Present value of future recoveries include R&W subrogation recoveries of $1,751 and $1,727 at December 31, 2020 and 2019, respectively.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 94% of our ever-to-date insurance claims recorded with RMBS comprising 75%.
| Ambac Financial Group, Inc. 54 2020 FORM 10-K |

The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at December 31, 2020 and 2019:

		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)	Gross Par Outstanding (1)(2)	Claims and Loss Expenses	Recoveries
December 31, 2020:
RMBS	$2,530	$669	$(2,102)	$(13)	$(1,446)
Domestic Public Finance	3,016	1,112	(349)	(39)	724
Student Loans	415	271	(34)	(3)	234
Ambac UK and Other Credits	1,612	40	—	(17)	23
Loss expenses	—	68	—	—	68
Totals	$7,573	$2,160	$(2,485)	$(72)	$(397)

December 31, 2019:
RMBS	$3,027	$634	$(2,013)	$(13)	$(1,392)
Domestic Public Finance	2,398	1,007	(344)	(36)	627
Student Loans	472	248	(36)	(4)	208
Ambac UK and Other Credits	271	4	—	(1)	3
Loss expenses	—	73	—	—	73
Totals	$6,168	$1,966	$(2,394)	$(54)	$(482)
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $739 and $33 respectively, at December 31, 2020 and $511 and $26, respectively at December 31, 2019. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.
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
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2020, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," in Part II, Item 7 of this Annual Report on From 10-K for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes appearing below.
The occurrence of these stressed outcomes individually or collectively would have a material adverse effect on our results of operations and financial condition and may result in materially adverse consequence for Ambac, including (without limitation) impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to AFG, through dividends or otherwise; and a significant drop in the value of securities issued or insured by AFG or AAC.
RMBS Variability
Ambac has exposure to the U.S. mortgage market primarily through financial guarantees of RMBS, including transactions collateralized by first and second liens.
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
| Ambac Financial Group, Inc. 55 2020 FORM 10-K |

We established a representation and warranty subrogation recovery as further discussed in Note 8. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), delays in realizing such recoveries, including delays in getting to trial due to court closures caused by COVID-19 or other events, intervention by the OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,725 million, net of reinsurance, as of December 31, 2020, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at December 31, 2020, could be approximately $15 million.
Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1,740 million. A loss of this magnitude may render AAC insolvent. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $30 million. There can be no assurance that losses may not exceed such amounts. Additionally, the RMBS portfolio is sensitive to the COVID-19 related forbearances and delinquencies caused by the related general economic downturn. Due to the uncertainties related to the economic effects of the COVID-19 pandemic and other risks associated with RMBS, there can be no assurance that losses may not exceed our stress case estimates.
Public Finance Variability
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also includes a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The increase in public finance gross loss reserves at December 31, 2020, as compared to December 31, 2019, was primarily related to declines in discount rates, changes in assumptions on certain credits, particularly Puerto Rico and adverse impact on loss reserves from the global and issuer-specific economic impact of the COVID-19 pandemic. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

($ in millions) Issuer Type December 31,	2020		2019
	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$1,366	$693	$1,075	$561
General obligation	589	(37)	681	(16)
Housing	453	27	457	29
Transportation revenue	220	30	88	42
Other	388	11	97	11
Total	$3,016	$724	$2,398	$627
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
| Ambac Financial Group, Inc. 56 2020 FORM 10-K |

significant exposure, such as Chicago's school district, the State of New Jersey and many others. Less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors.
Variability of outcomes applies to even what is generally considered more secure municipal financings, such as dedicated sales tax revenue bonds that capture sales tax revenues for debt service ahead of any amounts being deposited into the general fund of an issuer. In the case of the Puerto Rico COFINA sales tax bonds that were part of the Commonwealth of Puerto Rico's Title III proceedings, AAC and other creditors agreed to settle at a recovery rate equal to about 93% of pre-petition amounts owed on the Ambac insured senior COFINA bonds. In the COFINA case, the senior bonds still received a reduction or "haircut" despite the existence of junior COFINA bonds, which received a recovery rate equal to about 56% of pre-petition amounts owed.
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
Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market, resulting from reduced or limited access to alternative forms of credit (such as bank loans) or other exogenous factors, such as changes in tax law that could reduce certain municipal investors' appetite for tax-exempt municipal bonds or put pressure on issuers in states with high state and local taxes. These factors, as well as more recent volatility in the municipal markets as a result of the COVID-19 related economic downturn and the building budgetary pressures at the state and local level related to the cost of fighting the virus, could deprive issuers access to funding at a level necessary to avoid defaulting on their obligations.
In addition, a judicial decision in connection with the PRHTA Title III proceedings could cause the loss reserves on our public finance credits to be underestimated. On January 13, 2020, the U.S. Supreme Court denied a petition for certiorari arising out of an appeal of the March 26, 2019, ruling by the U.S. Court of Appeals for the First Circuit. In the ruling, the First Circuit affirmed the decision by the U.S. District Court overseeing the PROMESA Title III proceedings for the PRHTA, found that under Sections 928(a) and 922(d) of the U.S. Bankruptcy Code, municipal issuers of revenue bonds secured by special revenues are permitted, but not required, to apply special revenues to pay debt service on such revenue bonds during the pendency of bankruptcy proceedings for such municipal issuers. The First Circuit's decision challenges what had been a commonly understood notion in the municipal finance marketplace that municipal revenues bondholders secured by special revenues (as defined in Chapter 9 of the U.S. Bankruptcy Code) would continue to receive payment during a bankruptcy of the municipal issuer. This decision introduces uncertainty into the public finance market and it may make it more difficult for municipal instrumentalities to procure revenue bond financings in the future and increases the credit risk to bondholders of existing special revenue bonds, particularly those from weaker issuers.
While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions, such as the developing COVID-19 related economic downturn.
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy, loss of capital markets access, and the severe damage caused by hurricanes Irma and Maria and other natural disasters. These factors, taken together with the payment moratorium on debt service of the Commonwealth and its instrumentalities, ongoing PROMESA Title III proceedings, and certain other provisions under PROMESA, the potential for restructurings of debt insured by AAC, either with or without its consent, and the possibility of protracted litigation as a result of which its rights may be materially impaired, may cause losses to exceed current reserves in a material manner. See Note 17. Commitments and Contingencies to the Consolidated Financial Statements in Part II, Item 8 and "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in this Annual Report on Form 10-K for further updates relating to Puerto Rico.
Material additional losses on our public finance credits caused by the aforementioned factors, including the possibility of a protracted recovery related to the COVID-19 crisis would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at December 31, 2020, the possible increase in loss reserves could be approximately $1,200 million. and there can be no assurance that losses may not exceed our stress case estimates. A loss of this magnitude may render AAC insolvent. Among other things, this estimate includes the possibility that the Commonwealth Plan of Adjustment (as discussed above in the Financial Guarantees in Force section of this Management Discussion and Analysis) were to become effective.
Student Loan Variability
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors, including the COVID-19 related economic downturn. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions by the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at December 31, 2020, the possible increase in loss reserves could be approximately $25 million. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $20 million. Additionally, the student loan portfolio is sensitive to COVID-19 related payment moratoriums and delinquencies caused by the general economic downturn. Due to such factors, there can be no assurance that losses may not exceed our stress case estimates.
| Ambac Financial Group, Inc. 57 2020 FORM 10-K |

Other Credits, including Ambac UK, Variability
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $400 million greater than the loss reserves at December 31, 2020. Additionally, our loss reserves may be under estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt. Long-term debt consists of senior and junior surplus notes issued by AAC, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, and Ambac UK debt issued in connection with the 2019 Ballantyne commutation. The carrying value of each of these as of December 31, 2020 and 2019 is below:

($ in millions)	December 31, 2020	December 31, 2019
Surplus notes	$778	$769
Ambac note	1,641	1,763
Tier 2 notes	306	278
Ambac UK debt	14	13
Total Long-term Debt	$2,739	$2,822

The decrease in long-term debt from December 31, 2019 is primarily due to optional redemptions of the Ambac Note of $121 million, partially offset by accretion on the carrying value of the surplus notes, Tier 2 Notes and Ambac UK debt.
Redeemable Noncontrolling Interest. The increase during 2020 was the result of the acquisition of Xchange on December 31, 2020. Refer to Note 3. Business Combination for further information relating to this acquisition.
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
Simplifying Income Tax Accounting
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The ASU removes certain exceptions in the guidance related to investments, intra-period allocations and interim period allocations. It further adds new guidance related to the allocation of consolidated income taxes and evaluating a step-up in the tax basis of goodwill. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The modified disclosures must be applied on a retrospective basis for all periods presented. Ambac will adopt this ASU on January 1, 2021.
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report Form 10-K for the year ended December 31, 2020, for a discussion of the impact of other recent accounting pronouncements on Ambac’s financial condition and results of operations.
AAC STATUTORY BASIS FINANCIAL RESULTS
AAC statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. Additionally, the OCI has prescribed additional practices and has permitted accounting practices for AAC. For further information, see Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report Form 10-K.
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $865 million and $1,413 million at December 31, 2020, respectively, as compared to $1,088 million and $1,618 million at December 31, 2019, respectively. As of December 31, 2020, statutory policyholder surplus and qualified statutory capital included $573 million principal balance of surplus notes outstanding, $365 million principal balance of junior surplus notes outstanding and $138 million liquidation preference of preferred stock outstanding. These surplus and junior surplus notes (including related accrued interest of $544 million that is not recorded under statutory basis accounting principles), preferred stock and all other liabilities (including insurance claims and debt issued by AAC) are obligations that have claims on the resources of AAC that are senior to AFG's equity and therefore impact AFG's ability to realize residual value or receive dividends from AAC.
The significant drivers to the net decrease in policyholder surplus were statutory net losses of $213 million for the year ended December 31, 2020, (excluding dividends from
| Ambac Financial Group, Inc. 58 2020 FORM 10-K |

subsidiaries) and contributions to contingency reserves of $18 million.
AAC’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development, (ii) approval by OCI of payments on surplus notes, (iii) on-going interest costs associated with the Ambac Note and Tier 2 Notes, including changes to the interest rates as the Ambac Note is a floating rate obligation, (iv) deterioration in the financial position of AAC subsidiaries that have their obligations guaranteed by AAC, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of pooled fund and other investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed SAP practices by the OCI.
The significant differences between GAAP and SAP are that under SAP:
•Loss reserves are only established for losses on guaranteed obligations that have experienced a payment default in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (5.1% as prescribed by OCI). Under GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 1.1%.
•Mandatory contingency reserves are required based upon the type of obligation insured, whereas GAAP does not require such a reserve. Releases of the contingency reserves are generally subject to OCI approval and relate to a determination that the held reserves are deemed excessive.
•Investment grade fixed maturity investments are stated at amortized cost and certain below investment grade fixed maturity investments are reported at the lower of amortized cost or fair value. Under GAAP, all fixed maturity investments are reported at fair value.
•Wholly owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to admissibility tests.
•Variable interest entities ("VIE") are not required to be assessed for consolidation. Under GAAP, a reporting entity that has both the following characteristics is required to consolidate the VIE: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. AAC generally has the obligation to absorb losses of VIEs that could potentially be significant to the VIE as the result of its guarantee of insured obligations issued by VIEs. For certain VIEs AAC has the power to direct the most significant activities of the VIE and accordingly consolidates the related VIEs under GAAP.
•All payments of principal and interest on the surplus notes are subject to the approval of the OCI. Unpaid interest due on the surplus notes is expensed when the approval for payment of interest has been granted by the OCI. Under GAAP, interest on surplus notes is accrued regardless of OCI approval.
•Upfront premiums written are earned on a basis proportionate to the remaining scheduled debt service to the original total principal and interest insured. Installment premiums are reflected in income pro-rata over the period covered by the premium payment. Under GAAP, premium revenues for both upfront and installment premiums are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date.
•Insurance intangibles that arose as a result of the implementation of Fresh Start reporting is not a concept within SAP. This insurance intangible asset is amortized as an expense on a level yield basis over the life of the related insurance risks.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £412 million at December 31, 2020, as compared to £387 million at December 31, 2019. At December 31, 2020, the carrying value of cash and investments was £481 million, a increase from £470 million at December 31, 2019. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums and investment income, partially offset by loss expenses, foreign exchange losses within Ambac UK's investment portfolio and operating expense and tax payments.
The significant differences between U.S. GAAP and UK GAAP are that under UK GAAP:
•Loss reserves are only established for losses on guaranteed obligations when, in the judgment of management, a monetary default in the timely payment of debt service is likely to occur, which would result in Ambac UK incurring a loss. A loss provision is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. The discount rate is equal to the lower of the rate of return on invested assets for either the current year or the period covering the current year plus the four previous years. Under U.S. GAAP, loss reserves are established (net of U.S. GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate.
•Investments in fixed maturity securities are stated at amortized cost, subject to an other-than-temporary
| Ambac Financial Group, Inc. 59 2020 FORM 10-K |

impairment evaluation. Under U.S. GAAP, all bonds are reported at fair value and are evaluated for credit impairments under CECL,
•Purchases of Ambac UK insured securities are bifurcated into an intrinsic and an Ambac UK claim based value. The intrinsic value is recorded as an investment whereas the Ambac UK claim based value is recorded as a claim payment with an accompanying reduction in Ambac UK loss reserves. Under U.S. GAAP, investments in Ambac UK insured securities are reported as investments and do not reduce loss reserves.
•VIEs are not required to be assessed for consolidation. Under U.S. GAAP, as noted under AAC Statutory Basis Financial Results above, VIE's with certain characteristics are required to be consolidated. For several VIEs Ambac UK has the power to direct the most significant activities of the VIE and accordingly consolidates the related VIEs under U.S. GAAP.
•Upfront premiums written are earned on a basis proportionate to the remaining scheduled debt service to the total principal and interest insured. Installment premiums are reflected in income pro-rata over the period covered by the premium payment. Under U.S. GAAP, premium revenues for both upfront and installment premiums are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date.
•Insurance intangibles that arose as a result of the implementation of Fresh Start reporting is not a concept within UK GAAP. Under U.S. GAAP, this insurance intangible asset is amortized as an expense on a level yield basis over the life of the related insurance risks.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive. The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of capital resources, regulatory capital requirements and regulatory capital deficits under Solvency II at December 31, 2020, will be published on Ambac's website during March 2021. Final annual Solvency II data and Ambac UK's annual Solvency and Financial Condition Report will be published on Ambac's website during April 2021.
Available capital resources under Solvency II were a surplus of £196 million at December 31, 2020, of which £188 million are eligible to meet solvency capital requirements. This is an increase from December 31, 2019, when available capital resources were a surplus of £184 million of which £178 million were eligible to meet solvency capital requirements. Eligible capital resources at December 31, 2020 and December 31, 2019, are in comparison to regulatory capital requirements of £256 million and £208 million, respectively. Therefore, Ambac UK was deficient in terms of compliance with applicable regulatory capital requirements by £72 million and £30 million at December 31, 2020 and December 31, 2019, respectively. The deficit increased as at December 31, 2020, due to the combined impact of (i) the reduction in long term interest rates, which resulted in an increase in technical provision liabilities and hence a reduction in eligible own funds and (ii) an increase in capital requirements for non-life risk due to parameter changes within the solvency capital requirement calculation. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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
•Insurance intangible amortization: Elimination of the amortization of the financial guarantee insurance intangible asset that arose as a result of the Ambac's emergence from bankruptcy and implementation of Fresh Start reporting. This adjustment ensures that all financial guarantee contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC.
| Ambac Financial Group, Inc. 60 2020 FORM 10-K |

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

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a total dollar amount and per diluted share basis, for all periods presented:

	2020		2019		2018
($ in millions, except per share data) Year Ended December 31,	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(437)	$(9.47)	$(216)	$(4.69)	$186	$3.99
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	—	(1)	(0.03)	1	0.02
Insurance intangible amortization	57	1.23	295	6.43	107	2.30
Foreign exchange (gains) losses	3	0.06	(12)	(0.26)	7	0.15
Adjusted Earnings (Loss)	$(378)	$(8.19)	$66	$1.44	$301	$6.47

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
| Ambac Financial Group, Inc. 61 2020 FORM 10-K |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	2020		2019
($ in millions, except per share data) December 31,	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,080	$23.57	$1,477	$32.41
Adjustments:
Non-credit impairment fair value losses on credit derivatives	—	0.01	—	0.01
Insurance intangible asset	(373)	(8.14)	(427)	(9.37)
Net unearned premiums and fees in excess of expected losses	378	8.24	414	9.09
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income (Loss)	(166)	(3.63)	(151)	(3.31)
Adjusted Book Value	$919	$20.05	$1,313	$28.83

The decrease in Adjusted Book Value was primarily attributable to the Adjusted Loss for the year ended December 31, 2020, excluding earned premium previously included in Adjusted Book Value, partially offset by foreign exchange translation gains.
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
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments, as a result of changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is, in part, a function of the markets in which the underlying assets are traded. The Company’s market risk sensitive financial instruments are primarily entered into for purposes other than trading. As discussed further below, the Company’s primary market risk exposures include those from changes in interest rates, foreign currency exchange rates and equity values of limited partnership and other alternative investments.
•The primary market risks for fixed maturity investment securities are interest rate risk and exchange rate risk. Ambac’s fixed maturity investment portfolio includes securities denominated both in U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. Our fixed maturity investments are classified as available for sale, with the effect of market movements recognized immediately through Other comprehensive income, or through Net income when securities are sold or when an impairment charge is recorded.
•Ambac also invests in limited partnerships and other alternative investments, primarily consisting of diversified pooled investment funds, which are reported as Other investments. These funds are subject to equity value changes driven primarily by changes to their respective net asset value (“NAV”). Ambac’s share of the changes of the equity value of the funds is reported through Net income. For additional information about Ambac’s investments, see Note 11. Investments to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
•The interest rate derivatives portfolio is managed as a partial hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures. Changes in fair value of interest rate derivatives are recognized immediately through Net income. For additional information about Ambac’s interest rate derivatives, see Note 12. Derivative Instruments to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
•Although our long-term debt obligations are reported at amortized cost and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, though with no direct impact on our consolidated financial statements. For additional information about Ambac’s debt obligations, see Note 13. Long-Term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Fixed maturity investment securities that are distressed Ambac-insured bonds have market risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the market risk sensitivity measures below. Financial instruments of VIEs that are consolidated as a result of Ambac financial guarantees are also excluded from Ambac's measures of market risk. Ambac’s exposure to such consolidated VIEs is generally limited to financial guarantees outstanding on the VIEs’ liabilities or assets. See Note 4. Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information about VIEs consolidated as a result of Ambac’s financial guarantees.
Ambac utilizes various systems, models and sensitivity scenarios to monitor and manage market risk. These models include estimates, made by management, which utilize current and historical market information. This market information is considered in management’s judgments about adverse sensitivity
| Ambac Financial Group, Inc. 62 2020 FORM 10-K |

scenarios that are reasonably possible to occur in the near-term. The impact of these scenarios do not consider the possible simultaneous movement in other market rates or prices, actions of management or other factors that could lessen or worsen actual results. For these reasons, the valuation results from these models could differ materially from amounts actually realized in the market. The Company’s market risk exposures have changed over the course of 2020 primarily as a result of re-positioning of our investment and derivative portfolios. Prior year-end quantitative market risk sensitivity disclosures below have been updated to conform with the current presentation.
Market Risk Sensitivities
Interest Rate Risk
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed maturity investment securities, long-term debt and interest rate derivatives. Increases to interest rates would result in declines in the fair value of our fixed maturity investment portfolio. Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio, primarily related to RMBS and student loan policies. Conversely, interest rate increases would generally result in fair value gains on interest rate derivatives and lower the fair value of our debt obligations. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve. We also monitor our interest rates exposure through periodic reviews of projected cash flows and durations of our asset and liability positions.
The following table summarizes the estimated change in fair value of our fixed maturity investment portfolio of a hypothetical immediate increase in interest rates of 100 basis points across the yield curve as of December 31, 2020 and 2019:

($ in millions) December 31,	2020	2019
Fair value of fixed maturity investment (1)	$2,329	$2,343
Pre-tax impact of 100 basis point increase in interest rates
Decrease in dollars	$(69)	$(65)
As a percent of fair value	3%	3%
(1)Excludes investments in distressed Ambac-insured securities and securities held by VIEs consolidated as a result of Ambac’s financial guarantees
The following table presents the impact on the fair value of our long-term debt obligations and interest rate derivatives of a hypothetical immediate decrease in interest rates of 100 basis points across the yield curve as of December 31, 2020 and 2019:

($ in millions) December 31,	2020	2019
Fair value of long-term debt including accrued interest (1)	$(3,071)	$(3,274)
Pre-tax impact of 100 basis point decrease in interest rates
Increase in dollars	$(58)	$(33)
As a percent of fair value	2%	1%

Fair value of interest rate derivative net assets (liabilities) (1)	$(21)	$(15)
Pre-tax impact of 100 basis point decrease in interest rates
Pre-tax loss from change in fair value in dollars	$(8)	$(36)
(1)Excludes long-term debt and derivative instruments of VIEs consolidated as a result of Ambac’s financial guarantees
Foreign Currency Risk
Ambac has fixed maturity investments and investments in pooled funds denominated in currencies other than the U.S. dollar, primarily British pounds sterling and euros. These financial instruments are primarily invested assets of Ambac UK and are held in consideration of non-U.S. dollar exposure in the financial guarantee insurance portfolio and operations of Ambac UK. The adverse fair value impact of a stronger U.S. dollar relative to other currencies on investment holdings would be directionally offset by the economic benefits to non-U.S. dollar financial guarantees and other risk exposures. The following table summarizes the estimated decrease in fair value of these financial instruments assuming immediate 20% strengthening of the U.S. dollar relative to the foreign currencies as of December 31, 2020 and 2019:

($ in millions) December 31,	2020	2019
Fair value of investments denominated in currencies other than the U.S. dollar (1)	$453	$343
Pre-tax impact of 20% strengthening of the U.S. dollar	$(91)	$(69)
(1)Excludes investments in distressed Ambac-insured securities and securities held by VIEs consolidated as a result of Ambac’s financial guarantees
| Ambac Financial Group, Inc. 63 2020 FORM 10-K |

Equity Sensitivity
Ambac’s investment portfolio includes equity and partnership interests in pooled funds with diverse asset holdings and strategies. The table below summarizes the decrease in fair value of Ambac’s pooled fund investments that would occur assuming an immediate and uniform 10% decline in NAV of the funds. The selection of a 10% fair value stress is made only as an illustration of the hypothetical impact of adverse market movements on Ambac’s investments with equity value sensitivity. Actual market shocks could have materially different aggregate results and would likely not have a uniform impact on all funds given the diversity of the funds’ holdings and strategies.

($ in millions) December 31,	2020	2019
Fair value of investments in pooled funds	$544	$432
Pre-tax impact of 10% decline in NAV of the funds	$(54)	$(43)
| Ambac Financial Group, Inc. 64 2020 FORM 10-K |

Item 8.     Financial Statements and Supplementary Data
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm			66

Consolidated Financial Statements
Consolidated Balance Sheets	69	Consolidated Statements of Stockholders’ Equity	71
Consolidated Statements of Total Comprehensive Income (Loss)	70	Consolidated Statements of Cash Flows	72

Notes to Consolidated Financial Statements
Note 1. Background and Business Description	73	Note 10. Fair Value Measurements	108
Note 2. Basis of Presentation and Significant Accounting Policies	76	Note 11. Investments	116
Note 3. Business Combination	89	Note 12. Derivative Instruments	121
Note 4. Variable Interest Entities	90	Note 13. Long-term Debt	123
Note 5. Comprehensive Income	94	Note 14. Income Taxes	126
Note 6. Net Income Per Share	95	Note 15. Employment Benefit Plans	127
Note 7. Financial Guarantees in Force	96	Note 16. Leases	130
Note 8. Financial Guarantee Insurance Contracts	96	Note 17. Commitments and Contingencies	131
Note 9. Insurance Regulatory Restrictions	104	Note 18. Quarterly Information (Unaudited)	141
| Ambac Financial Group, Inc. 65 2020 FORM 10-K |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Ambac Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I, II and IV (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
March 1, 2021
| Ambac Financial Group, Inc. 66 2020 FORM 10-K |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I, II and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimate of loss and loss expense reserves and subrogation recoverable
As described in Notes 2 and 8 to the consolidated financial statements, the Company estimates loss and loss expense reserves and subrogation recoverable (loss reserves) on a policy-by-policy basis based upon the present value of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. Expected net claim cash outflows represent the present value of expected claim cash outflows, less the present value of expected recovery cash inflows. For such policies, a loss and loss expense reserves liability is recorded for the present value of expected net claim cash outflows in excess of the related unearned premium revenue. Expected net recovery cash inflows represent the present value of expected recovery cash inflows, less the present value of expected claim cash outflows. For such policies, a subrogation recoverable asset is recorded. As of December 31, 2020, the Company recorded loss and loss expense reserves of $1,759 million and subrogation recoverable of $2,156 million.
We identified the evaluation of loss reserves as a critical audit matter. The evaluation encompassed the assessment of the loss reserve methodologies, including those methods used to estimate the following assumptions: (1) credit worthiness of the issuer of the insured security, (2) the likelihood of possible outcomes regarding the probability of default by the issuer of the insured security, (3) the expected loss severity for each insurance policy, (4) the probability of remediation, settlement and restructuring outcomes, and (5) the probability of successful litigation or related settlement outcomes, as well as the percentage of the breach rates of representations and warranties underlying certain insured residential mortgage backed securities. The evaluation of the methods and the impact of these assumptions required specialized skills and subjective and complex auditor judgment due to a high level of estimation uncertainty.
The following are the primary procedures we performed to address this critical audit matter. With the involvement of professionals with specialized industry knowledge and experience, when necessary, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's estimation of loss reserves. This included controls related to the determination of the sources of data and assumptions and the analysis of the loss reserves and historical trends. We inquired of internal and external
| Ambac Financial Group, Inc. 67 2020 FORM 10-K |

legal counsel and read letters received directly from the Company’s internal and external legal counsel regarding the status of litigation underlying certain insurance policies. We involved credit risk professionals with specialized skills and knowledge, who assisted in assessing the individual issuer ratings and credit classifications for certain policies by evaluating the financial performance of the issuer of the insured security and underlying collateral. We involved forensics professionals with specialized skills and knowledge, who assisted in inspecting underwriting documentation for certain mortgage loans underlying insured residential mortgage backed securities, which were examined by the Company’s consultants engaged to determine breach rates of representations and warranties. We also involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the methods used to estimate loss reserves for compliance with U.S. generally accepted accounting principles
•evaluating, for certain policies, the sources of data and assumptions used in the calculation of loss reserves by comparing to internal experience and related historical and industry trends
•developing, for certain policies, an independent estimate of the loss reserves and comparing it to the recorded estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1985.
New York, New York
March 1, 2021
| Ambac Financial Group, Inc. 68 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in millions, except share data) December 31,	2020	2019
Assets:
Investments:
Fixed maturity securities, at fair value (amortized cost of $2,175 and $2,450)	$2,317	$2,577
Fixed maturity securities pledged as collateral, at fair value (amortized cost of $15 and $0)	15	—
Short-term investments, at fair value (amortized cost of $492 and $653)	492	653
Short-term investments pledged as collateral, at fair value (amortized cost of $125 and $85)	125	85
Other investments (includes $544 and $432 at fair value)	595	478
Total investments (net of allowance for credit losses of $0 at December 31, 2020)	3,544	3,792
Cash and cash equivalents	20	24
Restricted cash	13	55
Premium receivables (net of allowance for credit losses of $17 at December 31, 2020)	370	416
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 at December 31, 2020)	33	26
Deferred ceded premium	70	82
Subrogation recoverable	2,156	2,029
Derivative assets	93	75
Current taxes	—	11
Intangible assets	409	427
Other assets	114	95
Variable interest entity assets:
Fixed maturity securities, at fair value	3,354	3,121
Restricted cash	2	2
Loans, at fair value	2,998	3,108
Derivative assets	41	52
Other assets	2	3
Total assets	$13,220	$13,320
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$456	$518
Loss and loss expense reserves	1,759	1,548
Ceded premiums payable	27	29
Deferred taxes	24	32
Current taxes	6	—
Long-term debt	2,739	2,822
Accrued interest payable	517	441
Derivative liabilities	114	90
Other liabilities	106	93
Variable interest entity liabilities:
Accrued interest payable	—	1
Long-term debt (includes $4,324 and $4,351 at fair value)	4,493	4,554
Derivative liabilities	1,835	1,657
Total liabilities	12,074	11,783
Commitments and contingencies (See Note 17)
Redeemable noncontrolling interest	7	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,865,081 and 45,571,743)	—	—
Additional paid-in capital	242	232
Accumulated other comprehensive income (loss)	79	42
Retained earnings	759	1,203
Treasury stock, shares at cost: 55,942 and 16,343	(1)	—
Total Ambac Financial Group, Inc. stockholders’ equity	1,080	1,477
Nonredeemable noncontrolling interest	60	60
Total stockholders’ equity	1,140	1,536
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$13,220	$13,320
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 69 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss)

(Dollars in millions, except share data) Year Ended December 31,	2020	2019	2018
Revenues:
Net premiums earned	$54	$66	$111
Net investment income	122	227	273
Net realized investment gains (losses)	22	81	108
Net gains (losses) on derivative contracts	(50)	(50)	7
Net realized gains (losses) on extinguishment of debt	—	—	3
Other income	3	134	5
Income (loss) on variable interest entities	5	38	3
Total revenues	156	496	511
Expenses:
Losses and loss expenses (benefit)	225	13	(224)
Intangible amortization	57	295	107
Operating expenses	92	103	112
Interest expense	222	269	242
Total expenses	596	680	238
Pre-tax income (loss)	(440)	(183)	273
Provision (benefit) for income taxes	(3)	32	5
Net income (loss)	(437)	(216)	267
Less: loss on exchange of auction market preferred shares	—	—	82
Net income (loss) attributable to common stockholders	$(437)	$(216)	$186
Other comprehensive income (loss), after tax:
Net income (loss)	$(437)	$(216)	$267
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $1, $(8) and $2	15	65	55
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $— and $—	23	26	(48)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $—, $— and $—	1	—	1
Changes to postretirement benefit, net of income tax provision (benefit) of $—, $— and $—	(3)	(1)	(2)
Total other comprehensive income (loss), net of income tax	37	91	6
Total comprehensive income (loss)	(400)	(125)	274
Less: loss on exchange of auction market preferred shares	—	—	82
Total comprehensive income (loss) attributable to common stockholders	$(400)	$(125)	$192
Net income (loss) per share attributable to common stockholders:
Basic	$(9.47)	$(4.69)	$4.07
Diluted	$(9.47)	$(4.69)	$3.99
Weighted average number of common shares outstanding:
Basic	46,147,062	45,954,908	45,665,883
Diluted	46,147,062	45,954,908	46,559,835
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 70 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Nonredeemable Noncontrolling Interest
Balance at January 1, 2020	$1,536	$1,203	$42	$—	$—	$232	$—	$60
Total comprehensive income (loss)	(400)	(437)	37	—	—	—	—	—
Adjustment to initially apply ASU 2016-13	(4)	(4)	—	—	—	—	—	—
Stock-based compensation	11	—	—	—	—	11	—	—
Cost of shares (acquired) issued under equity plan	(3)	(2)	—	—	—	—	(1)	—
Balance at December 31, 2020	$1,140	$759	$79	$—	$—	$242	$(1)	$60
Note: Beginning redeemable noncontrolling interest of $0 + Addition of redeemable NCI of $7 = Ending redeemable noncontrolling interest of $7.

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Nonredeemable Noncontrolling Interest
Balance at January 1, 2019	$1,633	$1,421	$(49)	$—	$—	$219	$—	$41
Total comprehensive income (loss)	(125)	(216)	91	—	—	—	—	—
Stock-based compensation	12	—	—	—	—	12	—	—
Cost of shares (acquired) issued under equity plan	(3)	(3)	—	—	—	—	—	—
Re-issuance of Ambac Assurance auction market preferred shares	19	—	—	—	—	—	—	19
Balance at December 31, 2019	$1,536	$1,203	$42	$—	$—	$232	$—	$60

		Ambac Financial Group, Inc.
(Dollars in Millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Noncontrolling Interest
Balance at January 1, 2018	$1,645	$1,234	$(52)	$—	$—	$200	$—	$264
Total comprehensive income (loss)	274	267	6	—	—	—	—	—
Adjustment to initially apply ASU 2016-09	—	3	(3)	—	—	—	—	—
Stock-based compensation	12	—	—	—	—	12	—	—
Cost of shares (acquired) issued under equity plan	(1)	(1)	—	—	—	—	—	—
Exchange of auction market preferred shares	(297)	(82)	—	—	—	8	—	(223)
Balance at December 31, 2018	$1,633	$1,421	$(49)	$—	$—	$219	$—	$41
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 71 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Dollars in millions) Year Ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$(437)	$(216)	$186
Exchange for auction market preferred shares	—	—	82
Net income (loss)	(437)	(216)	267
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1	—	1
Amortization of bond premium and discount	(15)	(63)	(137)
Share-based compensation	11	12	12
Deferred income taxes	(9)	1	7
Current income taxes	17	35	(35)
Unearned premiums, net	(48)	(132)	(163)
Losses and loss expenses, net	76	(364)	(1,633)
Ceded premiums payable	(3)	(4)	(5)
Premium receivables	44	77	91
Accrued interest payable	93	87	9
Amortization of insurance intangible assets	57	295	107
Net realized investment gains	(22)	(81)	(108)
(Gain) loss on extinguishment of debt	—	—	(3)
Variable interest entity activities	(5)	(38)	(3)
Derivative assets and liabilities	6	(1)	(17)
Other, net	59	79	68
Net cash used in operating activities	(175)	(311)	(1,543)
Cash flows from investing activities:
Proceeds from sales of bonds	1,109	1,212	1,248
Proceeds from matured bonds	137	379	432
Purchases of bonds	(975)	(959)	(528)
Proceeds from sales of other invested assets	374	81	159
Purchases of other invested assets	(475)	(137)	(140)
Change in short-term investments	158	(218)	127
Change in cash collateral receivable	—	100	(58)
Proceeds from paydowns of consolidated VIE assets	178	543	349
Acquisition of Xchange, net of cash acquired	(74)	—	—
Other, net	1	(2)	—
Net cash provided by investing activities	432	1,000	1,588
Cash flows from financing activities:
Net proceeds from issuance of Tier 2 notes	—	—	240
Proceeds from issuance of Ambac UK debt	—	12	—
Proceeds from issuance of surplus notes	—	—	24
Paydowns of Ambac note	(121)	(178)	(214)
Paydowns of a secured borrowing	—	—	(74)
Payments for extinguishment of surplus notes	—	—	(191)
Payments for debt issuance costs	—	—	(9)
Issuance of auction market preferred shares of Ambac Assurance	—	19	—
Payments for auction market preferred shares	—	—	(11)
Tax payments related to shares withheld for share-based compensation plans	(3)	(3)	(1)
Payments of consolidated VIE liabilities	(178)	(542)	(349)
Net cash used in financing activities	(303)	(691)	(585)
Effect of foreign exchange on cash and cash equivalents	—	—	—
Net cash flow	(46)	(2)	(541)
Cash, cash equivalents, and restricted cash at beginning of period	81	83	625
Cash, cash equivalents, and restricted cash at end of period	$35	$81	$83
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 72 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's business operations include:
•Financial Guarantee Insurance — Ambac Assurance Corporation ("Ambac Assurance" or "AAC") and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”), legacy financial guarantee businesses, both of which have been in runoff since 2008. Insurance policies issued by AAC and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed.
•Specialty Property & Casualty Program Insurance — Currently includes admitted insurer Everspan Insurance Company and excess and surplus lines insurer Everspan Indemnity Insurance Company (collectively, "Everspan" or the "Everspan Group"). This platform, which received an A- Financial Strength Rating from A.M. Best in February 2021, is expected to launch new underwriting programs in 2021.
•Managing General Agency / Underwriting — Currently includes Xchange Benefits, LLC and Xchange Affinity Underwriting Agency, LLC (collectively, “Xchange”) a property and casualty Managing General Underwriter 80% of which AFG acquired on December 31, 2020. Refer to Note 3. Business Combination for further information relating to this acquisition.
As of and for the year ended December 31, 2020, management reviewed financial information, allocated resources and measured financial performance on a consolidated basis and accordingly the Company had a single reportable segment. As a result of the acquisition of Xchange and the expected launch of the Everspan platform, segments will be re-evaluated in 2021.
Limitations on Voting and Transfer of Common Stock
AFG’s Amended and Restated Certificate of Incorporation limits voting and transfer rights of stockholders in significant ways. Article IV contains voting restrictions applicable to any person owning at least 10% of AFG's common stock so that such person (including any group consisting of such person and any other person with whom such person or any affiliate or associate of such person has any agreement, contract, arrangement or understanding with respect to acquiring, voting, holding or disposing of AFG’s common stock) shall not be entitled to cast votes in excess of one vote less than 10% of the votes entitled to be cast by all common stock holders, except as otherwise approved by the OCI (as defined below). Article XII contains substantial restrictions on the ability to transfer AFG’s common stock. In order to preserve certain tax benefits, subject to limited exceptions, any attempted transfer of common stock shall be prohibited and void to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons shall become a holder of 5% or more of the Company’s common stock or (ii) the percentage stock ownership interest in AFG of any holder of 5% or more of the Company’s common stock shall be increased (a “Prohibited Transfer”). These restrictions shall not apply to an attempted transfer if the transferor or the transferee obtains the written approval of AFG’s Board of Directors to such transfer. A purported transferee of a Prohibited Transfer shall not be recognized as a stockholder of AFG for any purpose whatsoever in respect of the securities which are the subject of the Prohibited Transfer (the “Excess Securities”). Until the Excess Securities are acquired by another person in a transfer that is not a Prohibited Transfer, the purported transferee of a Prohibited Transfer shall not be entitled with respect to such Excess Securities to any rights of stockholders of AFG, including, without limitation, the right to vote such Excess Securities and to receive dividends or distributions, whether liquidating or otherwise, in respect thereof, if any. Once the Excess Securities have been acquired in a transfer that is not a Prohibited Transfer, the securities shall cease to be Excess Securities. If the Board determines that a transfer of securities constitutes a Prohibited Transfer then, upon written demand by AFG, the purported transferee shall transfer or cause to be transferred any certificate or other evidence of ownership of the Excess Securities within the purported transferee’s possession or control, together with any distributions paid by AFG with respect to such Excess Securities, to an agent designated by AFG. Such agent shall thereafter sell such Excess Securities and the proceeds of such sale shall be distributed as set forth in the Amended and Restated Certificate of Incorporation. If the purported transferee of a Prohibited Transfer has resold the Excess Securities before receiving such demand, such person shall be deemed to have sold the Excess Securities for AFG’s agent and shall be required to transfer to such agent the proceeds of such sale, which shall be distributed as set forth in the Amended and Restated Certificate of Incorporation.
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize shareholder value through executing the following key strategies:
•Active runoff of AAC and its subsidiaries through transaction terminations, commutations, restructurings, and reinsurance with a focus on our watch list credits and known and potential future adversely classified credits, that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;
•Ongoing rationalization of Ambac's capital and liability structures;
•Loss recovery through active litigation management and exercise of contractual and legal rights;
•Ongoing review of the effectiveness and efficiency of Ambac's operating platform; and
•Further expanding into specialty property and casualty program insurance, managing general agency/underwriting and potentially other insurance and insurance related businesses that will generate long-term shareholder value
| Ambac Financial Group, Inc. 73 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
with attractive risk-adjusted returns and meet other preestablished criteria.
The execution of Ambac’s strategy to increase the value of its investment in AAC is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC, as well as the Stipulation and Order among the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”), AFG and AAC that became effective on February 12, 2018, as amended (the “Stipulation and Order”), and the indenture for the Tier 2 Notes (as defined below), each of which requires OCI and, under certain circumstances, holders of the debt instruments benefiting from such restrictions, to approve certain actions taken by or in respect of AAC. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG.
Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of AAC’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. AAC's ability to commute policies or purchase certain investments may also be limited by available liquidity.
The Segregated Account
In March 2010, AAC established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of AAC’s liabilities, and the Wisconsin Insurance Commissioner, acting as rehabilitator (the "Rehabilitator") commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court, which was confirmed on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Policy obligations not allocated to the Segregated Account remained in the General Account of AAC, and such policies in the General Account were not subject to and, therefore, were not directly impacted by the Segregated Account Rehabilitation Plan.
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
In exchange for an effective consideration package of 40% cash, 41% Secured Notes (as defined below) and 12.5% AAC's 5.1% surplus notes due 2020 ("senior surplus notes"), paid in respect of outstanding Deferred Amounts and senior surplus notes. AAC received the following benefits as a result of the completion of the Rehabilitation Exit Transactions:
•Satisfaction and discharge of all outstanding Deferred Amounts (including accretion) of the Segregated Account, totaling $3,857;
•Cancellation of $552 in principal amount outstanding, plus accrued and unpaid interest of $257 thereon, of senior surplus notes; and
•An effective discount of 6.5% on Deferred Amounts (applied first against accretion) and on the outstanding amount of principal and accrued and unpaid interest on tendered senior surplus notes.
AFG received $0.91 in principal amount of Secured Notes for each $1.00 of Deferred Amounts (including accretion) that it held, and provided a $0.09 discount in full satisfaction and discharge of its Deferred Amount claims. AFG did not participate in the voluntary surplus note exchange offers.
The Secured Notes
A newly formed special purpose entity, Ambac LSNI, LLC ("Ambac LSNI") issued $2,154 of new secured notes (the “Secured Notes”), secured by all assets of the special purpose entity, which include a note issued by AAC to the special purpose entity (the "Ambac Note"), which is secured by a pledge of AAC’s right, title and interest in up to the first $1,400 of proceeds (net of reinsurance) from certain litigations in which AAC seeks redress for breaches of representations and warranties and/or fraud related to residential mortgage-backed securitizations (the “RMBS Litigations”). In addition, the Ambac Note is secured by cash and securities having a market value of $178 as of December 31, 2020. AAC also pledged for the benefit of the holders of Secured Notes (other than AAC) the proceeds of the Secured Notes held by AAC from time to time, and issued a financial guaranty insurance policy to a trustee for the benefit of holders of Secured Notes irrevocably guarantying all principal and interest payments in respect of the Secured Notes as and when such payments become due and owing.
Prior to the Rehabilitation Exit Transactions, AFG and AAC owned securities that were insured by AAC and allocated to the Segregated Account. As a result of the Rehabilitation Exit Transactions, AFG and AAC received $125 and $644, respectively, of par amount of Secured Notes issued by Ambac LSNI. The current holdings of these secured notes are reported in Investments in the Consolidated Balance Sheets at their fair value.
Tier 2 Financing
On the effective date of the Rehabilitation Exit Transactions, AAC issued $240 of senior notes (the “Tier 2 Notes”) secured by AAC’s rights, title and interest in the cash and non-cash
| Ambac Financial Group, Inc. 74 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
proceeds (net of reinsurance) above $1,600 received in connection with the RMBS Litigations. The indenture for the Tier 2 Notes limits certain activities of AAC and its subsidiaries, such as issuing certain indebtedness; engaging in mergers and similar transactions; disposing of assets; making restricted payments; and creating or permitting liens (among other restrictions and limitations). The indenture for the Tier 2 Notes includes certain allowances with respect to these activities and generally requires the approval of OCI and, in some cases, holders of the Tier 2 Notes, for consents, waivers or amendments.
Bank Settlement Agreement
As part of the Rehabilitation Exit Transactions, AFG and AAC received sufficient consents from holders of senior surplus notes for a waiver and amendment (the "BSA Waiver and Amendment") of the Settlement Agreement. After giving effect to the BSA Waiver and Amendment, the Settlement Agreement continues to limit certain activities of AAC and its subsidiaries, such as issuing indebtedness; engaging in mergers and similar transactions; disposing of assets; making restricted payments; creating or permitting liens; engaging in transactions with affiliates; modifying or creating tax sharing agreements; and taking certain actions with respect to surplus notes (among other restrictions and limitations). The Settlement Agreement includes certain allowances with respect to these activities and generally requires the approval of OCI and, in some cases, holders of surplus notes issued pursuant to the Settlement Agreement, for consents, waivers or amendments.
Stipulation and Order
Upon consummation of the Rehabilitation Exit Transactions, the Stipulation and Order became effective. The Stipulation and Order includes affirmative covenants, as well as restrictions on certain business activities and transactions, of AFG and AAC. The Stipulation and Order has no fixed term and may be terminated or modified only with the approval of OCI. OCI reserved the right to modify or terminate the Stipulation and Order in a manner consistent with the interests of policyholders, creditors and the public generally.
August 2018 AMPS Exchange
At June 30, 2018, AAC had 26,411 shares of issued and outstanding AMPS with a liquidation preference of $660 (reported as nonredeemable noncontrolling interest of $264 on Ambac's balance sheet).
On July 3, 2018, AFG and AAC commenced an offer to exchange (the “AMPS Exchange”) all of AAC’s outstanding AMPS for senior surplus notes and, from AFG, cash and warrants to purchase AFG's common stock. The senior surplus notes offered in the AMPS Exchange have the same terms as other outstanding surplus notes of AAC (other than junior surplus notes). The offering period for the AMPS Exchange expired on August 1, 2018 and the transaction closed on August 3, 2018 (the "Settlement Date").
In exchange for each AMPS share (i.e. $25 thousand of liquidation preference), holders received senior surplus notes with a total outstanding amount (including accrued and unpaid interest thereon through June 22, 2018 (the "Signing Date"))
equal to $13.875 thousand (the “Repurchase”). AMPS holders who tendered on or before July 17, 2018, representing 22,096 shares of the AMPS, also received from AFG $0.500 in cash and 37.3076 warrants (rounded down to the nearest whole warrant) to purchase an equivalent number of shares of common stock of AFG at an exercise price of $16.67 per share (the “AFG Purchase” and, together with the Repurchase, the “Purchases”).
As a result of the completion of the Purchases, Ambac:
(1)Repurchased 84.4% or 22,296 AMPS with an aggregate liquidation preference of $557, including $35 in aggregate liquidation preference in the AFG Purchase;
(2)Captured a nominal discount of approximately $227 (a discount of approximately $253 on a fair market value basis) on $557 of the total outstanding liquidation preference of AMPS; and
(3)Issued, in aggregate, $213 in current principal amount of senior surplus notes with accrued interest thereon on Settlement Date of $98, issued 824,307 warrants and paid $11 in cash.
The AMPS are reported on the balance sheet within nonredeemable non-controlling interests and are carried at their fair value at the date AFG emerged from bankruptcy in April 2013, which is lower than the fair value of the total consideration provided to the AMPS holders in the Purchases. The difference between the fair value of consideration provided to AMPS holders and the carrying amount of the AMPS was reflected as a reduction to Net income attributable to common stockholders in 2018 for approximately $82.
At December 31, 2020 and 2019, AAC had 5,501 shares of issued and outstanding AMPS with a liquidation preference of $138 (reported as nonredeemable noncontrolling interest of $60 on Ambac's balance sheet), respectively.
2021 Surplus Note Exchanges
On January 19, 2021, AAC entered into a purchase agreement (the “Purchase Agreement”) with AFG and certain funds or accounts (the “Note Holders”), pursuant to which (i) the Note Holders agreed to sell to AAC all of the individual beneficial interests (the “Interests”) in the 5.1% senior notes due August 28, 2039 (the “Corolla Notes”), issued by the Corolla Trust, a Delaware statutory trust formed by AFG in 2014, (ii) AFG agreed to sell to AAC the owner trust certificate for the Corolla Trust (the “Corolla Certificate”), which constituted all of the equity interests in the Corolla Trust, and (iii) AAC agreed to exchange the Interests and the Corolla Certificate for AAC’s senior surplus notes (collectively, the “Corolla Note Exchange”). The Note Holders held 100% of the outstanding Corolla Notes. Pursuant to the Purchase Agreement, each $1.00 principal amount of the Corolla Notes (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.9125 principal amount of senior surplus notes (and the associated amount of accrued and unpaid interest thereon) on the date of the consummation of the Corolla Note Exchange (the “Closing”). In addition, every $1.00 principal amount of the Corolla Certificate (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.64 principal amount of senior surplus notes (and the associated amount of
| Ambac Financial Group, Inc. 75 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
accrued and unpaid interest thereon) on the date of Closing. The Closing occurred on January 22, 2021. At the Closing AAC issued approximately $267 aggregate principal amount of senior surplus notes to consummate the Corolla Note Exchange and acquire all of the interests in the Corolla Trust. Subsequent to the closing the Corolla Trust was dissolved and the junior surplus note that had been deposited in the Corolla Trust by AFG in 2014 was canceled.
In February 2021, AAC entered into a purchase agreement pursuant to which the holder of $15 principal amount of 5.1% junior surplus notes issued by AAC agreed to sell such notes to AAC in exchange for senior surplus notes (the "JSN Exchange"). Pursuant to the purchase agreement, each $1.00 principal amount of the junior surplus notes (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.8581 principal amount of senior surplus notes (and the associated amount of accrued and unpaid interest thereon). The closing of the JSN Exchange occurred on February 11, 2021 when AAC issued approximately $13 aggregate principal amount of senior surplus notes. Subsequent to the closing of the JSN Exchange the junior surplus notes were canceled. As a result of the Corolla Note Exchange and the JSN Exchange, AAC no longer has any junior surplus notes outstanding.
The surplus notes exchanged pursuant to the Corolla Note Exchange and the JSN Exchange are part of the same series as, and rank equally with, the existing surplus notes previously issued by AAC. After giving effect to the Corolla Note Exchange and the JSN Exchange, AAC has $853 principal amount of surplus notes outstanding and total principal and accrued and unpaid interest of surplus notes outstanding is $1,414 as of February 11, 2021. Outstanding surplus notes principal amount includes $83 owned by AFG, which amount is eliminated in consolidation for purposes of US generally accepted accounting principles.
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
Consolidation
The consolidated financial statements include the accounts of AFG and all other entities in which AFG (directly or through its subsidiaries) has a controlling financial interest, including variable interest entities (“VIEs”) for which AFG or an AFG subsidiary is deemed the primary beneficiary in accordance with the Consolidation Topic of the Accounting Standards Codification ("ASC"). All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether the variable interest holder has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE. An entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE. Refer to Note 4. Variable Interest Entities, for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated.
AFG Unconsolidated Financial Information
Financial information of AFG is presented in Schedule II to this Form 10-K as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018. Investments in subsidiaries are accounted for using the equity method of accounting in Schedule II.
Measurement of Credit Losses on Financial Instruments (CECL)
On January 1, 2020 Ambac adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief; and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (collectively the Current Expected Credit Loss standard or "CECL").
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
| Ambac Financial Group, Inc. 76 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
•For available-for-sale debt securities, credit losses under CECL are measured similarly to other-than-temporary impairments under prior GAAP. The updated guidance was applied prospectively.
•For financial instruments measured at amortized cost, CECL replaces the "incurred loss" model, which generally delayed recognition of the full amount of credit losses until the loss was probable of occurring, with an "expected loss" model, which reflects an entity's current estimate of all expected lifetime credit losses. The estimate of expected lifetime credit losses should consider historical information, current information, as well as reasonable and supportable forecasts. Expected lifetime credit losses for amortized cost assets will be recorded as an allowance for credit losses, with subsequent increases or decreases in the allowance reflected in net income each period. The updated guidance was applied by a cumulative effect adjustment to the opening balance of retained earnings at January 1, 2020. This adjustment was not material to retained earnings or any individual balance sheet line item. Refer to the discussion below for each asset type.
As a result of adopting CECL, management revised its policies and procedures around the credit impairment evaluation process. CECL also introduced new disclosures related to the credit impairment process, including certain accounting policy elections that Ambac made under the new standard.
Investments
The Investments - Debt Securities Topic of the ASC requires that all debt instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value.
Ambac’s non-VIE debt investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed maturity securities that are considered available-for-sale as defined by the Investments - Debt Securities Topic of the ASC. Available-for-sale debt securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity and computed using amortized cost as the basis. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over a future term of the security. For structured debt securities with a large underlying pool of homogenous loans, such as mortgage-backed and asset-backed securities, premiums and discounts are adjusted for the effects of actual and anticipated prepayments. For other fixed maturity securities, such as corporate and municipal bonds, discounts were amortized or accreted over the remaining term of the securities. Ambac adopted ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities, on January 1, 2019. ASU 2017-08 shortened the amortization period for the premium on callable debt securities to the earliest call date. Under previous GAAP, Ambac generally amortized the premium over the contractual life (i.e. maturity) of the debt security and if that debt security was called, we would record a loss equal to the unamortized premium.
Ambac’s non-VIE investment portfolio also includes equity interests in pooled investment funds which are accounted for in accordance with the Investments - Equity Securities Topic of the ASC and reported as Other investments on the Consolidated Balance Sheet with income reported through Net investment income on the Statement of Total Comprehensive Income (Loss). Equity interests in the form of common stock or in-substance common stock are classified as trading securities and reported at fair value while limited partner interests in such funds are reported using the equity method.
Fair value is based primarily on quotes obtained from independent market sources. When quotes for fixed maturity securities are not available or cannot be reasonably corroborated, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. When fair value is not readily determinable for pooled investment funds, the investments are valued using net asset value ("NAV") as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Investment valuations could differ materially from amounts that would actually be realized in the market. Realized gains and losses on the sale of investments are determined on the basis of specific identification.
VIE investments in fixed maturity securities are carried at fair value as they are either considered as available for sale securities or under the fair value option election. For additional information about VIE investments, including fair value by asset-type, see Note 4. Variable Interest Entities.
Ambac has a formal credit impairment review process for fixed maturity available-for-sale securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of impairment in accordance with the Investments - Debt Securities Topic of the ASC.
•Prior to the adoption of CECL, factors considered to identify and assess securities for other than temporary impairment include: (i) fair values that have declined by 20% or more below amortized cost; (ii) market values that have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor, as applicable, and an analysis of projected defaults on the underlying collateral; (v) whether scheduled interest payments are past due; (vi) whether Ambac has the intent to sell the security; and (vii) whether it is more likely than not that Ambac will be required to sell a security before the anticipated recovery of its amortized cost basis. If we believed a decline in the fair value of a particular investment is not credit-related, we recorded the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity on our Consolidated Balance Sheets. If it was determined that a credit impairment existed, the credit impairment loss was recognized in earnings, and the other-than-temporary amount related to all other factors was recognized in other comprehensive income. For fixed maturity securities that have credit impairments in a period, the previous amortized
| Ambac Financial Group, Inc. 77 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
cost of the security less the amount of the credit impairment recorded through earnings becomes the investment’s new amortized cost basis. Ambac accretes the new amortized cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security.
•Under CECL, credit losses are evaluated and measured similarly, however the recognition of credit impairment losses for available-for-sale debt securities are recorded as an allowance for credit losses with an offsetting charge to net income, rather than as a direct write-down of the security as was required under prior GAAP. As a result, improvements to estimated credit losses for available-for-sale debt securities are recognized immediately in net income rather than as interest income over time. Furthermore, as required under CECL, Ambac no longer considers the length of time a security has continuously been in an unrealized loss in the credit impairment process.
If we believe a decline in the fair value of a particular investment is not credit impaired, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity on our Consolidated Balance Sheets. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an impairment charge is recognized in earnings, with the amortized cost of the security being written-down to fair value.
The evaluation of securities for credit impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the impact of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to Ambac insured securities owned, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated AAC claim payments. Ambac’s assessment about whether a decline in value is considered a credit impairment reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Ambac has made certain accounting policy elections related to accrued interest receivable ("AIR") for available-for-sale investments under CECL, which are consistent with past practices under prior GAAP. Elections include: i) not measuring AIR for credit impairment, instead AIR is written off when it becomes 90 days past due; ii) writing off AIR by reversing interest income; iii) presenting AIR separately in Other Assets on the balance sheet and iv) excluding AIR from amortized cost balances in required CECL disclosures found in Note 11. Investments. AIR at December 31, 2020 was $10.
Refer to Note 11. Investments for further credit impairment disclosures.
Net Premiums
Gross premiums were received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability was established, which was initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability was initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at December 31, 2020 and 2019, was 2.2%. and 2.4%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2020 and 2019, was 8.3 years and 8.5 years, respectively.
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
•For financial guarantee contracts, the issuer's ability and willingness to pay its insured debt obligation impacts the payment of policy losses by Ambac as well as the receipt of premiums from the issuer. As such, management leverages its existing loss reserve estimation process to evaluate credit impairment for premium receivables. Key factors in assessing credit impairment include historical premium collection data, internal risk classifications, credit ratings and loss severities. For structured finance transactions involving special purpose entities, we further evaluate the
| Ambac Financial Group, Inc. 78 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
priority of premiums paid to Ambac within the contractual waterfall, as required by bond indentures. Ambac has a formal quarterly credit impairment review process for premium receivables under financial guarantee insurance contracts.
•Prior to the adoption of CECL, Ambac assessed collectability of premium receivables in accordance with ASC 944 and recorded an allowance for uncollectible premiums.
•Under CECL, management utilizes either a discounted cash flow ("DCF") or probability of default/loss given default ("PD/LGD") approach to estimate credit impairment. The DCF approach utilizes expected cash flows developed by Ambac's Risk Management Group using the same (or similar) models used for estimating loss reserves where such models can identify shortfalls in premiums. Credit impairment using the DCF approach is equal to the difference between amortized cost and the present value of expected cash flows. Credit impairment under the PD/LGD approach is the product of (i) the premium receivable carrying value, (ii) internally developed default probability (considering internal ratings and average life), and (iii) internally developed loss severities.
Refer to Note 8. Financial Guarantee Insurance Contracts for further credit impairment disclosures.
AAC has reinsurance in place pursuant to surplus share treaty and facultative reinsurance agreements. Similar to gross premiums, premiums ceded to reinsurers were paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset was established which is initially recorded as the cash amount paid. For installment premiums, a ceded premiums payable liability and offsetting deferred ceded premium asset were initially established in an amount equal to: i) the present value of future contractual premiums due or ii) if the underlying insured obligation is a homogenous pool of assets, the present value of expected premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both upfront and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time as the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums.
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
•Loans not held by consolidated VIEs are reported at their outstanding principal balance less unamortized discount and are reported within Other assets on the Consolidated Balance Sheet. Interest income is earned using the effective interest method based upon interest accrued on the unpaid principal balance adjusted for accretion of discounts. A loan is considered impaired when, based on the financial condition of the borrower, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. Under CECL, Ambac has a formal quarterly credit impairment review process for these loans. The key factors in assessing credit impairment are internal credit ratings and loss severities. Management utilizes a PD/LGD approach, similar to the one described above for premium receivables, which is applied to the loan carrying value.
•Loans held by VIEs consolidated as required under the Consolidation Topic of the ASC are carried at fair value under the fair value option election with changes in fair value recorded in Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss). Such loans are reported as Loans, at fair value within the Variable interest entity assets section of the Consolidated Balance Sheet.
Derivative Contracts
The Company has entered into derivative contracts to hedge certain economic risks inherent in its asset and liability portfolios. None of Ambac’s derivative contracts are designated as hedges under the Derivatives and Hedging Topic of the ASC. Ambac's derivatives consist primarily of interest rate swaps and futures contracts.
•Ambac maintains a portfolio consisting primarily of interest rate swaps and futures contracts to economically hedge interest rate risk in the financial guarantee and
| Ambac Financial Group, Inc. 79 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
investment portfolios. While this portfolio also includes certain legacy interest rate swaps executed in connection with financial guarantee client financings, the interest rate derivatives portfolio is managed on the basis of its net sensitivity to changes in interest rates. Changes in the fair value of these interest rate derivatives are recorded, along with changes in fair value of Ambac's remaining credit derivatives, within Net gains (losses) on derivative contracts on the Consolidated Statements of Total Comprehensive Income (Loss).
•VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within their securitization structure. Changes in fair value of consolidated VIE derivatives are included within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).
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
Goodwill
Goodwill of $46 is attributable to the Xchange acquisition, further discussed in Note 3. Business Combination and represents the acquisition cost in excess of the fair value of net assets acquired, including identifiable intangible assets. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entity giving rise to the goodwill. Goodwill is not amortized but is subject to impairment testing. Goodwill impairment tests are performed annually or more frequently if circumstances indicate a possible impairment. If, after assessing qualitative factors, management believes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment evaluation is performed. The quantitative goodwill test compares the estimated fair value of the reporting unit with its carrying value (including goodwill and identifiable intangible assets). An impairment is recognized for the excess of the carrying amount of the reporting unit over it estimated fair value. If the reporting unit’s estimated fair value exceeds its carrying value, goodwill is not impaired.
As the Xchange acquisition occurred on December 31, 2020 no goodwill impairment evaluation was performed in 2020.
Intangible Assets
Financial Guarantee Insurance intangible:
Upon Ambac's emergence from bankruptcy in 2013, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying values of our financial guarantee insurance and reinsurance contracts continue to be reported and measured in accordance with their existing accounting policies. Pursuant to the Financial Services-Insurance Topic of the ASC, the insurance intangible is to be measured on a basis consistent with the related financial guarantee insurance and reinsurance contracts. The insurance intangible asset carrying value is $373 at December 31, 2020 and is amortized using a level-yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts and is applied to groups of contracts with similar characteristics.
Acquired intangible assets:
Ambac acquired $36 of identifiable intangible assets attributable to the Xchange acquisition, further discussed in Note 3. Business Combination. The intangible assets are primarily related to distribution relationships, non-compete agreements and trade names, all of which have finite lives and are amortized over their estimated useful lives using the straight-line method.
The Company tests finite-lived acquired intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the Company determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, we will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value.
As the Xchange acquisition occurred on December 31, 2020, there was no amortization expense nor any impairment of the intangible assets in 2020.
Restricted Cash
Cash that we do not have the right to use for general purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes (i) consolidated variable interest entity cash restricted to support the obligations of the consolidated VIEs, (ii) cash held by AAC received from its investment in Secured Notes and pledged for the benefit of holders of Secured Notes (other than AAC) and (iii) fiduciary cash held by Xchange described below.
Fiduciary Assets and Liabilities: In Xchange's capacity as a managing general agent, generally it collects premiums from insureds and remits the premiums to the respective insurance
| Ambac Financial Group, Inc. 80 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
carriers, net of fees to other parties, including its commissions. Xchange also collects claims or refunds from carriers on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by Xchange in a fiduciary capacity. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities, which are reported in Other liabilities.
Restricted cash for net uncollected premiums and claims and the related fiduciary liabilities were $4 at December 31, 2020.
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
A loss reserve is recorded on the balance sheet on a policy-by-policy basis based upon the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows consider the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considers future recoveries related to breaches of contractual representations and warranties by RMBS transaction sponsors, remediation strategies, excess spread and other contractual or subrogation-related cash flows. Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not estimate recoveries for litigations where its sole claim is for fraudulent inducement, since any remedies under such claims would be non-contractual.
•Net claim cash outflow policies represent contracts where the PV of expected cash outflows are greater than the PV of expected recovery cash inflows. For such policies, a “Loss and loss expense reserves” liability is recorded for the excess of the PV of expected net claim cash outflows over the unearned premium revenue.
•Net recovery cash inflow policies represent contracts where the PV of expected recovery cash inflows are greater than the PV of expected claim cash outflows. For such policies, a “Subrogation recoverable” asset is recorded.
The evaluation process for determining expected losses is subject to certain judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Ambac’s loss reserves are based on management’s ongoing review of the financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Risk Management Group ("RMG") to track credit migration of insured obligations from period to period and update internal classifications and credit ratings for each transaction. Non-
adversely classified credits are assigned a Class I rating while adversely classified credits are assigned a rating of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed or student loan securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection efforts could cause an increase in the delinquency and the potential for default of the underlying obligation. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and of default related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool and (iii) foreclosure and real estate owned disposition strategies and timelines.
All credits are assigned risk classifications by RMG using the following guidelines:
CLASS I - “Fully Performing - Meets Ambac Criteria with Remote Probability of Claim” - Credits that demonstrate adequate security and structural protection with a strong capacity to pay interest, repay principal and perform as underwritten. Factors supporting debt service payment and performance are considered unlikely to change and any such change would not have a negative impact upon the fundamental credit quality. Through ongoing surveillance, Ambac may also designate Class I credits into one or more of the following categories:
•Survey List - credits that may lack information or demonstrate a weakness but further deterioration is not expected.
•Watch List - credits that demonstrate the potential for future material adverse development due to such factors as long-term uncertainty about a particular sector, a certain structural element or concern related to the issuer or transaction or the overall financial and economic sustainability.
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
| Ambac Financial Group, Inc. 81 2020 FORM 10-K |

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
| Ambac Financial Group, Inc. 82 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
and any remaining funds are applied to pay off the second-lien loan. As a result of this subordinate position to the first-lien loan, second-lien loans may carry a significantly higher severity in the event of a loss, approaching or exceeding 100%.
Ambac primarily utilizes a cash flow model (“RMBS cash flow model”) to develop estimates of projected losses for both our first and second lien transactions. First, the RMBS cash flow model projects collateral performance utilizing: (i) the transaction’s underlying loans' characteristics and status, (ii) projected home price appreciation (“HPA”) and (iii) projected interest rates. Depending in the amount of collateral information available for each transaction, we project such performance either at the loan-level or the deal-level. In the absence of specific loan-level information, the deal-level approach evaluates a loan pool as if it were a single loan, selecting certain aggregated deal-level characteristics to then perform a series of statistical analyses. The deal-level approach projects performance using a roll-rate that evaluates the possible future state of a loan based on its current status and three variables: average FICO (credit score), average current consolidated loan to value ratio (“CLTV”) and an overall quality indicator. Observed servicer-level behavior may also have an impact on projected transaction performance.
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
Generally, subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submitted nonconforming loans for repurchase to the contractual counterparty bearing the repurchase obligation, typically the transaction sponsor. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis, the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. To the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall. Ambac may also receive payments directly from transaction sponsors in settlement of their repurchase obligations pursuant to negotiated settlement agreements or otherwise as a result of related litigation.
While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not honored those obligations without actual or threatened litigation.
| Ambac Financial Group, Inc. 83 2020 FORM 10-K |

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
Our ability to realize RMBS R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries; intervention by OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize RMBS R&W subrogation recoveries for any reason or the realization of RMBS R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued and/or insured by Ambac or AAC.
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
| Ambac Financial Group, Inc. 84 2020 FORM 10-K |

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
Ceded Reinsurance
Loss and loss expense reserve reported on the balance sheet relates only to direct insurance policies. The corresponding reserve ceded to reinsurers is reported as reinsurance recoverable on paid and unpaid losses. AAC has reinsurance in place pursuant to surplus share treaty and facultative reinsurance agreements. The reinsurance of risk does not relieve AAC of its original liability to its policyholders. In the event that any of Ambac Assurance’s reinsurers are unable to meet their obligations under reinsurance contracts, AAC would, nonetheless, be liable to its policyholders for the full amount of its policy. Credit exposure exists with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse AAC under the terms of these reinsurance arrangements. To minimize its exposure to losses from reinsurers, AAC (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by AAC in the event of rating agency downgrades of a reinsurer (among other events and circumstances).
Under CECL, Ambac has a formal quarterly credit impairment review process whereby Ambac has elected to use the practical expedient of considering the fair value of collateral posted by reinsurers when evaluating credit impairment. To determine the total unsecured recoverable to be evaluated for credit impairment, Ambac nets the reinsurance recoverable amount by ceded premiums payable and the fair value of collateral posted, if any.
The key factors in assessing credit impairment for reinsurance recoverables are independent rating agency credit ratings and loss severities. Management utilizes a PD/LGD approach, similar to the one described above for premium receivables, which is applied to the net unsecured reinsurance recoverable amount.
Refer to Note 8. Financial Guarantee Insurance Contracts for further credit impairment disclosures.
Long-Term Debt
Long-term debt issued by Ambac is carried at par value less unamortized discount. Accrued interest and discount accretion on long-term debt is reported as Interest expense on the Consolidated Statements of Total Comprehensive Income (Loss). To the extent Ambac repurchases or redeems its long-
term debt, such repurchases or redemptions may be settled for an amount different than the carrying value of the obligation. Any difference between the payment and carrying value of the obligation is reported in Net realized gains (losses) on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income (Loss).
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
Noncontrolling Interests
Nonredeemable noncontrolling interests
At December 31, 2020 and 2019, AAC had 5,501 shares of issued and outstanding AMPS with a liquidation preference of $138 (reported as nonredeemable noncontrolling interest of $60 on Ambac's balance sheet). The auction occurs every 28 days and the dividend rate has continuously been reset at the maximum rate of one-month LIBOR plus 200 basis points.
Under the terms of the AMPS, dividends may not be paid on the common stock of AAC unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided, that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for, enabling AFG (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. AAC has not paid dividends on its AMPS since 2010.
Redeemable noncontrolling interests
The Xchange acquisition, further described in Note 3. Business Combination, resulted in 80% ownership of the acquired entities by Ambac. Under the terms of the acquisition agreement, Ambac has a call option to purchase the remaining 20% from the minority owners (i.e., noncontrolling interests) and the minority owners have a put option to sell the remaining 20% to Ambac. The call and put options are exercisable after different time periods elapse. Because the exercise of the put option is outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet.
| Ambac Financial Group, Inc. 85 2020 FORM 10-K |

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
Incentive Compensation
Incentive compensation is a key component of our compensation strategy. Incentive compensation has two components: short term incentive compensation (consisting of an annual cash bonus and, prior to 2020, awards of deferred stock units for certain officers) and long term incentive plan awards (consisting of deferred cash and awards of restricted and performance stock units). Annual decisions with regard to incentive compensation are generally made in the first quarter of each year and are based on the prior year's performance for the Company, the employee and the employee's business unit.
In 2020, the Ambac 2013 Incentive Compensation Plan (the “2013 Incentive Plan”) was superseded by the 2020 Incentive Compensation Plan ("2020 Incentive Plan"). Both plans allow for the granting of stock options, restricted stock, stock appreciation rights, restricted and performance units and other awards to employees, directors and consultants that are valued or determined by reference to Ambac's common stock. Under these plans, Ambac has issued both cash and equity awards to US employees.
In connection with the adoption of the 2020 Incentive Plan, all shares reserved but unissued under the 2013 Incentive Plan were transferred to the the 2020 Incentive Plan in addition to any shares underlying outstanding awards under the 2013 Incentive Plan as of June 2, 2020 that subsequently terminate by expiration or forfeiture, cancellation, or otherwise are not issued.
Under the 2013 and 2020 Incentive Compensation Plans. Ambac recognizes compensation costs for all equity classified awards granted at fair value, which is measured on the grant date, and records forfeitures for unvested shares only when they occur. For awards that only include service and performance conditions, the fair value is the market price of Ambac stock on the grant date. For awards that also contain a market condition, specifically a total shareholder return ("TSR") modifier, the fair value is estimated using a Monte Carlo simulation.
The types of equity awards granted to employees are as follows:
•Deferred stock units granted vest upon grant and will settle and convert to Ambac common stock annually over a two-year period (50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date). The fair value of these grants is recognized as compensation expense on the date of grant since no future service is required.
•Restricted stock units granted only require future service and accordingly the respective fair value is recognized as compensation expense over the relevant service period.
•Performance stock units granted require both future service and achieving specified performance targets to vest. Certain performance stock unit grants also include a market condition TSR modifier that will cause the total payout at the end the performance period to increase or decrease depending on Ambac's stock performance relative to a peer group. Compensation costs for all performance stock units are only recognized when the achievement of the performance conditions are considered probable. Once deemed probable, such compensation costs are recognized as compensation expense over the relevant service period. Compensation costs are initially based on the probable outcome of the performance conditions and adjusted for subsequent changes in the estimated or actual outcome each reporting period as necessary. Changes in the estimated or actual outcome of a performance condition are recognized by reflecting a retrospective adjustment to compensation cost in the current period.
In 2015, Ambac UK's Board of Directors adopted a long term incentive plan which provided cash based performance awards to Ambac UK employees. Since all performance conditions under this plan were met, the Ambac UK Board of Directors adopted a new long term incentive plan for Ambac UK employees in 2020, which includes both performance and time based awards. Compensation costs for all performance based awards are based on the probable outcome of the performance conditions and adjusted for subsequent changes in the estimated or actual outcome each reporting period as necessary. Compensation costs for time-based awards are recognized evenly over the service period.
Operating Leases
In 2019, Ambac adopted ASU 2016-02, Leases (Topic 842), amended by ASU 2018-01, Land Easement Practical Expedient; ASU 2018-10, Codification Improvements to Topic 842; ASU 2018-11, Targeted Improvements; ASU 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Leases (Topic 842): Codification Improvements (collectively the "New Lease Standard"). Ambac used a modified retrospective approach and applied the New Lease Standard on its effective date of January 1, 2019. Additionally, Ambac applied the New Lease Standard to its recently acquired affiliate, Xchange, on the acquisition date of December 31, 2020. Refer to Note 3. Business Combination for further discussion of the acquisition.
A contract contains a lease if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Ambac's evaluation of whether certain contracts contain leases requires judgment regarding what party controls the asset and whether the asset is physically distinct.
Ambac is the lessee in leases which are classified as operating leases. In accordance with the New Lease Standard, Ambac recognizes a single lease cost, calculated so that the cost is allocated generally on a straight-line basis over the lease term within operating expenses in the Consolidated Statements of
| Ambac Financial Group, Inc. 86 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Total Comprehensive Income (Loss). The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For such operating leases, Ambac recognizes a right-of-use ("ROU") asset and a lease liability, initially measured at the present value of the lease payments, on the later of the adoption date or lease commencement date. The discount rate used to initially measure the ROU assets and lease liabilities reflects the estimated secured borrowing rate of the applicable Ambac subsidiary, which considers the rate of existing or recent debt obligations of the entity. All cash payments are classified within operating activities in the statement of cash flows.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(1), $12 and $(7) for the years ended December 31, 2020, 2019 and 2018. Foreign currency transaction gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.
Income Taxes
Ambac files a consolidated U.S. Federal income tax return with its subsidiaries. Ambac UK files tax returns in both the United Kingdom and Italy (for its Milan branch). Current tax assets and liabilities are recognized for taxes refundable or payable for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on current and deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In July 2020, United Kingdom legislation increasing the tax rate from 17% to 19% was fully enacted. As such, we incorporated the effects of the tax rate increase in our current and deferred tax evaluation for the year ended December 31, 2020.
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
| Ambac Financial Group, Inc. 87 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Supplemental Disclosure of Cash Flow Information

Year Ended December 31,	2020	2019	2018
Cash paid during the period for:
Income taxes	$11	$21	$35
Interest on long-term debt	107	143	232
Non-cash investing and financing activities:
Increase in long-term debt in exchange for AMPS	—	—	187
Exchange of investments in Puerto Rico COFINA bonds for new bonds issued in the Plan of Adjustment	—	510	—
Decrease in long-term debt as a result of an exchange for investment securities	—	—	—
Rehabilitation exit transaction discharge of all Deferred Amounts and cancellation of certain senior surplus notes	—	—	1,919

December 31,	2020	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flow:
Cash and cash equivalents	$20	$24	$63
Restricted cash	13	55	19
Variable Interest Entity Restricted cash	2	2	1
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	35	81	83

Adopted Accounting Standards
Effective January 1, 2020, Ambac adopted the following accounting standards:
CECL
For further discussion of CECL, refer to the Measurement of Credit Losses (CECL), Investments, Net Premiums, Loans, and Loss and Loss Expenses sections in Note 2. Basis of Presentation and Significant Accounting Policies; Note 8. Financial Guarantee Insurance Contracts; and Note 11. Investments in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.
For available-for-sale debt securities, the updated guidance was applied prospectively and for financial instruments measured at amortized cost (i.e. premiums receivable, loans and reinsurance recoverables), the updated guidance was applied by a cumulative effect adjustment to the opening balance of retained earnings at January 1, 2020. This adjustment was not material to retained earnings or any individual balance sheet line item.
Fair Value Measurement Disclosures
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modified various disclosure requirements on fair value measurements. Relevant disclosures that were removed, modified and added are as follows:
•Removals: (1) Amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) Policy for timing of transfers between levels, and (3) Valuation processes for Level 3 fair value measurements.
•Modifications: (1) For investments in certain entities that calculate net asset value, disclosures are required for the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse, only if the investee has communicated the timing to the reporting entity or publicly announced it and (2) Clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and not possible future changes.
•Additions: (1) Changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) Range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Alternatively, an entity may disclose other quantitative information (such as the median or arithmetic average) if it determines that it is a more reasonable and rational method to reflect the distribution of unobservable inputs used.
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
Refer to Note 10. Fair Value Measurements for further disclosures.
VIE Related Party Guidance
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities. To determine whether a decision-making fee is a variable interest, under the new guidance a reporting entity must consider indirect interests held through related parties under common control on a proportional basis
| Ambac Financial Group, Inc. 88 2020 FORM 10-K |

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
Effective December 31, 2020, Ambac adopted the following accounting standard:
Defined Benefit and Other Postretirement Plans Disclosures
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU modifies various disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Relevant disclosures that have been removed are the effects of a one percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of the net periodic pension cost and (b) benefit obligation for postretirement healthcare benefits. Adoption of this ASU only affected disclosures and did not have an impact on Ambac's financial statements.
Future Application of Accounting Standards:
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides companies with optional guidance to ease the potential accounting burden related to transitioning away from reference rates, such as LIBOR, that are expected to be discontinued as a result of initiatives undertaken by various jurisdictions around the world. For example, under current GAAP, contract modifications which change a reference rate are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be applied prospectively as of the beginning of the interim period that includes March 12, 2020, (January 1, 2020 for calendar year companies) or any date thereafter, but does not apply to contract modifications and other transactions entered into or evaluated after December 31, 2022. Management has not determined when it will adopt this ASU, and the impact on Ambac's financial statements is being evaluated.
3. BUSINESS COMBINATION
On December 31, 2020, Ambac completed the acquisition of 80% of the membership interests of Xchange for a purchase price of $81 in cash. Xchange, whose management principals retained the remaining 20% is a property and casualty Managing General Underwriter ("MGU"), specializing in accident and health insurance. Since its inception in 2010, Xchange's business has been supported by major insurers, reinsurers, third party administrators, brokers and producers.
The acquisition has been accounted for as a business combination and advances Ambac's strategy of expanding into the MGU and Managing General Agent ("MGA") sectors. Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company's Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period as defined by ASC 805.
The following table summarizes the consideration paid for Xchange and the estimated fair values of the aggregate assets and liabilities acquired, as well as the fair value of the noncontrolling interest, at the acquisition date:

Fair Value
Cash	$2
Restricted cash	4
Intangible assets	36
Goodwill	46
Other assets	8
Total assets acquired	$96
Other liabilities	8
Total liabilities assumed	8
Less: Redeemable noncontrolling interest	7
Total consideration	$81
Goodwill was recorded to reflect the excess purchase consideration over net assets acquired and primarily consists of the future economic benefits that we expect to receive as a result of the acquisition, driven by the value of Xchange's potential future distribution and carrier relationships, and synergies with other Ambac business operations. Goodwill that is expected to be deductible for tax purposes amounts to approximately $36.
The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition and is subject to updating as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.
The fair value of the redeemable non-controlling interest of $7 was estimated based on the non-controlling interest’s respective share of Xchange's enterprise value, adjusted for the value of Ambac's call option to purchase, and the minority owners' put
| Ambac Financial Group, Inc. 89 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
option to sell to Ambac, respectively, the remaining 20% membership interests in Xchange. Please refer to the Noncontrolling Interests section of Note 2. Basis of Presentation and Significant Accounting Policies, for further information regarding the terms of the call and put option, as well as the redeemable noncontrolling interest balance sheet classification.
The following table sets forth the estimated fair values of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition.

	Fair Value	Weighted Average Remaining Useful Life - Years
Distribution relationships	$33	15.0
Non-compete agreements	1	5.0
Trade name	1	8.0
Total	$36

The distribution relationships intangible represents existing relationships Xchange maintains with a variety of brokers and distributors across its product lines. It excludes the value of potential future distribution relationships that may be developed, which is included in goodwill. The non-compete agreements intangible relates to agreements entered into with certain key management personnel of Xchange. The trade name intangible represents the rights to the Xchange Group brand name which is well known in the marketplace Xchange competes in.
The overall weighted average useful life of the identified amortizable intangible assets acquired is fourteen years.
As of December 31, 2020, future annual amortization of finite-lived acquired intangible assets for the years 2021 through 2025 and thereafter is estimated to be:

Year	Estimated Expense
2021	$3
2022	3
2023	3
2024	3
2025	3
Thereafter	22
Total	$36
Because the acquisition occurred on last day of the reporting period, there were no revenues or earnings of Xchange included in Ambac's Consolidated Statement of Comprehensive Income for the period ended December 31, 2020.
Pro forma information related to the acquisition has not been presented as the impact was not material to the Company’s financial results.
4. VARIABLE INTEREST ENTITIES
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
FG VIEs
Ambac’s subsidiaries provide financial guarantees in respect of assets held or debt obligations of VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structures provide certain financial protection to Ambac. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, Ambac will obtain certain control rights that enable Ambac to remediate losses. These rights may enable Ambac to direct the activities of the entity that most significantly impact the entity’s economic performance. Under the 2018 Stipulation and Order, AAC is required to obtain OCI approval with respect to the exercise of certain significant control rights in connection with policies that had previously been allocated to the Segregated Account. Accordingly, AAC does not have the right to direct the most significant activities of those FG VIEs.
•We determined that Ambac’s subsidiaries generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). As further described below, Ambac consolidates certain FG VIEs in cases where we also have the power to direct the activities that most significantly impact the VIE’s economic performance due to one or more of the following: (i) the transaction experiencing deterioration and breaching performance triggers, giving Ambac the ability to exercise certain control rights, (ii) Ambac being involved in the design of the VIE and receiving control rights from its inception, such as may occur from loss remediation activities, or (iii) the transaction is not experiencing deterioration, however due to the passive nature of the VIE, Ambac's contingent control rights upon a future breach of performance triggers is considered to be the power over the most significant activity.
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
| Ambac Financial Group, Inc. 90 2020 FORM 10-K |

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
◦In cases where the fair value option has not been elected, the FG VIE's invested assets are fixed maturity securities and are considered available-for-sale as defined by the Investments - Debt Securities Topic of the ASC. These assets are reported in the financial statements at fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income (loss) in Stockholders' Equity. The financial liabilities of these FG VIEs consist of long term debt obligations and are carried at par less unamortized discount. Income from the FG VIE's available-for-sale securities (including investment income, realized gains and losses and credit impairments as applicable) and interest expense on long term debt are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).
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
•The impact of consolidating such FG VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated FG VIEs and Ambac’s operating subsidiaries and the inclusion of the FG VIE’s third party assets and liabilities. For a financial guarantee insurance policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services — Insurance Topic of the ASC. Consequently, upon consolidation, Ambac eliminates the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets. Such insurance assets and liabilities may include premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable, unearned premiums, loss and loss expense reserves, ceded premiums payable and insurance intangible assets. For investment securities owned by Ambac that are debt instruments issued by the VIE, the associated debt and investment balances are eliminated upon consolidation.
FG VIEs which are consolidated may include non-recourse assets or liabilities. FG VIEs' liabilities (and in some cases assets) that are insured by the Company are with recourse, because the Company guarantees the payment of principal and interest in the event the issuer defaults. FG VIEs' assets and liabilities that are not insured by the Company are without recourse, because Ambac has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. Therefore, the Company’s economic exposure to consolidated FG VIEs is limited to the financial guarantees issued for recourse assets and liabilities and any additional variable interests held by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
| Ambac Financial Group, Inc. 91 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

December 31,	2020			2019
ASSETS:	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$3,215	$—	$3,215	$2,957	$—	$2,957
Municipal obligations, available-for-sale (1)	—	139	139	—	164	164
Total FG VIE fixed maturity securities, at fair value	3,215	139	3,354	2,957	164	3,121
Restricted cash	1	1	2	1	1	2
Loans, at fair value (2)	2,998	—	2,998	3,108	—	3,108
Derivative assets	41	—	41	52	—	52
Other assets	—	2	2	1	2	3
Total FG VIE assets	$6,255	$143	$6,398	$6,119	$167	$6,286
LIABILITIES:
Accrued interest payable	$—	$—	$—	$1	$—	$1
Long-term debt:
Long-term debt, at fair value (3)	4,324	—	4,324	4,351	—	4,351
Long-term debt, at par less unamortized discount	—	169	169	—	203	203
Total long-term debt	4,324	169	4,493	4,351	203	4,554
Derivative liabilities	1,835	—	1,835	1,657	—	1,657
Total FG VIE liabilities	$6,159	$169	$6,328	$6,009	$203	$6,212
Number of FG VIEs consolidated	5	1	6	6	1	7
(1)Available-for-sale FG VIE fixed-income securities consist of municipal obligations with an amortized cost basis of $113 and $139, and aggregate gross unrealized gains of $27 and $25 at December 31, 2020 and 2019, respectively. All such securities had contractual maturities due after ten years as of December 31, 2020.
(2)The unpaid principal balances of loan assets carried at fair value were $2,546 and $2,618 as of December 31, 2020 and 2019, respectively.
(3)The unpaid principal balances of long-term debt carried at fair value were $3,769 and $3,800 as of December 31, 2020 and 2019, respectively.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

Year ended December 31,	2020	2019	2018
Net change in fair value of VIE assets and liabilities reported under the fair value option	$(1)	$13	$3
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	(1)	—	(1)
Net change in fair value of VIE assets and liabilities reported in earnings	(3)	14	2
Investment income on available-for-sale securities	7	10	—
Net realized investment gains (losses) on available-for-sale securities	8	13	—
Interest expense on long-term debt carried at par less unamortized cost	(6)	(11)	—
Other expenses	—	(1)	—
Gain (loss) from consolidating FG VIEs	—	15	—
Gain (loss) from de-consolidating FG VIEs	—	(2)	2
Income (loss) on variable interest entities	$5	$38	$3

As further discussed in Note 8. Financial Guarantee Insurance Contracts, on February 12, 2019, in connection with the COFINA POA, the COFINA Class 2 Trust was established. Ambac was required to consolidate the COFINA Class 2 Trust, which resulted in a gain of $15. The 2019 balance sheet impact of this additional VIE on the date of consolidation was an increase to total consolidated assets and liabilities by $292 and $364, respectively. Ambac deconsolidated one, one and four VIEs for the years ended December 31, 2020, 2019 and 2018, respectively. These VIEs were deconsolidated as a result of guaranteed bond retirements or loss mitigation activities that eliminated or reduced Ambac's control rights that previously required Ambac to consolidate these entities, and resulted in the gain (loss) on deconsolidation noted in the above table. The 2020 balance sheet impact of the deconsolidation was a decline in total consolidated assets and liabilities by $0 and $0 from December 31, 2019 to December 31, 2020.
| Ambac Financial Group, Inc. 92 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of December 31, 2020 and 2019:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
December 31, 2020:
Global structured finance:
Mortgage-backed—residential	$4,308	$2,024	$580	$—
Other consumer asset-backed	1,050	24	239	—
Other commercial asset-backed	24	3	1	—
Other	970	—	13	8
Total global structured finance	6,352	2,051	834	8
Global public finance	21,646	263	287	—
Total	$27,998	$2,314	$1,122	$8

December 31, 2019:
Global structured finance:
Mortgage-backed—residential	$5,373	$1,913	$523	$—
Other consumer asset-backed	1,373	31	216	—
Other commercial asset-backed	314	9	6	—
Other	1,107	7	18	8
Total global structured finance	8,165	1,961	762	8
Global public finance	23,341	287	321	—
Total	$31,506	$2,247	$1,083	$7
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

Ambac Sponsored Non-consolidated VIEs
In 1994, Ambac established a VIE to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order, as discussed above. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. At December 31, 2020 and 2019
the fair value of this entity was $1 and $3, respectively, and is reported within Other assets on the Consolidated Balance Sheets.
•Total principal amount of debt outstanding was $410 and $403 at December 31, 2020 and 2019, respectively. In each case, Ambac sold assets to this entity, which are composed of utility obligations with a weighted average rating of BBB+ at December 31, 2020, and weighted average life of 0.2 years. The purchase by this entity of financial assets was financed through the issuance of MTNs, which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entity for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of December 31, 2020, AAC had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entity.
| Ambac Financial Group, Inc. 93 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
•Insurance premiums paid to AAC by this entity are earned in a manner consistent with other insurance policies, over the risk period. Additionally, any losses incurred on such insurance policies are included in Ambac’s Consolidated Statements of Total Comprehensive Income (Loss). Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by AAC by depositing the junior surplus note into the Corolla Trust, a VIE, in exchange for cash and the Corolla Certificate, which represented Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports the Corolla Certificate as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income (loss): Other investments on the Consolidated Statements of Total Comprehensive Income
(Loss). The equity investment had a carrying value of $51 and $46 as of December 31, 2020 and 2019, respectively. As further described in Note 1. Background and Business Description, on January 22, 2021, AAC completed the Corolla Note Exchange transaction whereby it acquired 100% of the outstanding obligations of the Corolla trust and the owner trust certificate in exchange for AAC surplus notes.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, LLC ("Ambac LSNI"). Ambac LSNI issued Secured Notes in connection with the Rehabilitation Exit Transactions. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its holdings of Secured Notes within Fixed Maturity Securities in the Consolidated Balance Sheets. The carrying value of Secured Notes held by Ambac was $465 and $535 as of December 31, 2020 and 2019, respectively. Ambac's debt obligation to the VIE (the Ambac Note) had a carrying value of $1,641 and $1,763 at December 31, 2020 and 2019, respectively, and is reported within Long-term debt on the Consolidated Balance Sheets.

5. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Year Ended December 31, 2020:
Beginning Balance	$151	$8	$(116)	$(2)	$42
Other comprehensive income (loss)before reclassifications	36	(2)	23	—	58
Amounts reclassified from accumulated other comprehensive income (loss)	(21)	(1)	—	1	(21)
Net current period other comprehensive income (loss)	15	(3)	23	1	37
Balance at December 31, 2020	$166	$5	$(92)	$—	$79

Year ended December 31, 2019:
Beginning Balance	$86	$9	$(142)	$(2)	$(49)
Other comprehensive income before reclassifications	142	1	26	—	168
Amounts reclassified from accumulated other comprehensive income	(76)	(1)	—	—	(78)
Net current period other comprehensive income (loss)	65	(1)	26	—	91
Balance at December 31, 2019	$151	$8	$(116)	$(2)	$42
(1)All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.
| Ambac Financial Group, Inc. 94 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Year Ended December 31,
	2020	2019
Unrealized Gains (Losses) on Available-for-Sale Securities (1)
	$(22)	$(81)	Net realized investment gains (losses)
	1	4	Provision for income taxes
	$(21)	$(76)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(1)	$(1)	Other income
Actuarial gains (losses)	—	—	Other income
	(1)	(1)	Total before tax
	—	—	Provision for income taxes
	$(1)	$(1)	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$2	$—	Credit risk changes of fair value option liabilities
	—	—	Provision for income taxes
	1	—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(21)	$(78)	Net of tax and noncontrolling interest
(1)Net unrealized investment gains (losses) on available for sale securities are included in Ambac's Consolidated Statements of Comprehensive Income as a component of Accumulated Other Comprehensive Income. Changes in these amounts include reclassification adjustments to exclude from "Other comprehensive income (loss)" those items that are included as part of "Net income" for a period that has been part of "Other comprehensive income (loss)" in earlier periods.
6. NET INCOME PER SHARE
As of December 31, 2020, 45,809,139 shares of AFG's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,749 shares of new common stock at an exercise price of $16.67 per share were outstanding. For the three years ended December 31, 2020, 2019 and 2018, 34, 0 and 194 warrants were exercised, respectively, resulting in an issuance of 8, — and 194 shares of common stock, respectively.
On June 30, 2015, the Board of Directors of AFG authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 of warrants. On November 3, 2016, the Board of Directors of AFG authorized a $10 increase to the warrant repurchase program. For the years ended December 31, 2020 and 2019, AFG did not repurchase any warrants. As of December 31, 2020, AFG had repurchased 985,331 warrants at a total cost of $8 (average cost of $8.21 per warrant). The remaining aggregate authorization at December 31, 2020 was $12. In connection with the AMPS Exchange, AFG issued 824,307 of the repurchased warrants at a price of $9.72 per warrant on August 3, 2018. Refer to Note 1. Background and Business Description for further discussion of the AMPS Exchange.
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

Year Ended December 31,	2020	2019	2018
Basic weighted average shares outstanding	46,147,062	45,954,908	45,665,883
Effect of potential dilutive shares(1):
Warrants	—	—	441,104
Stock options	—	—	—
Restricted stock units	—	—	77,572
Performance stock units (2)	—	—	375,276
Diluted weighted average shares outstanding	46,147,062	45,954,908	46,559,835
Anti-dilutive shares excluded from the above reconciliation
Stock options	16,121	16,667	16,667
Warrants	4,877,754	4,877,783	—
Restricted stock units	302,145	249,263	—
Performance stock units (2)	1,002,501	872,258	—
(1)For the years ended December 31, 2020 and 2019 , Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.
(2)Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is
| Ambac Financial Group, Inc. 95 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.
7. FINANCIAL GUARANTEES IN FORCE
Financial guarantees outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Financial guarantees outstanding includes the exposure of policies that insure capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Financial guarantees outstanding exclude the exposures of policies that insure bonds which have been called, pre-refunded or refunded and excludes exposure of the policy that insures the notes issued by Ambac LSNI as defined in Note 1. Background and Business Description. The gross par amount of financial guarantees outstanding was $39,070 and $43,908 at December 31, 2020 and 2019, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $33,888 and $38,018 at December 31, 2020 and 2019, respectively. As of December 31, 2020, the aggregate amount of insured par ceded by AAC to reinsurers under reinsurance agreements was $5,182 with the largest reinsurer accounting for $2,398 or 6.1% of gross par outstanding at December 31, 2020.
As of December 31, 2020 and 2019, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

	December 31,
Net Par Outstanding December 31,	2020	2019
Public Finance:
Housing revenue	$5,855	$5,991
Lease and tax-backed revenue	4,179	5,102
General obligation	2,345	3,011
Transportation revenue	771	855
Higher education	747	885
Utility revenue	675	768
Other	925	1,041
Total Public Finance	15,497	17,653
Structured Finance:
Mortgage-backed and home equity	3,635	4,423
Investor-owned utilities	1,617	1,675
Student loan	626	769
Structured Insurance	311	395
Asset-backed and other	148	246
Total Structured Finance	6,337	7,508
International Finance:
Sovereign/sub-sovereign	5,270	5,264
Investor-owned and public utilities	3,899	4,436
Transportation	1,511	1,532
Asset-backed and other	1,374	1,625
Total International Finance	12,054	12,857
Total	$33,888	$38,018
(1)Includes $5,575 and $5,654 of Military Housing net par at December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, the International Finance guaranteed portfolio by location of risk was as outlined in the table below:

Net Par Outstanding December 31,	2020	2019
United Kingdom	$9,711	$10,593
Italy	803	767
Austria	707	674
Australia	420	382
France	277	303
Other international (1)	136	138
Total International Finance	$12,054	$12,857
(1)    Other international may include components of U.S. exposure.
Gross financial guarantees in force (principal and interest) were $61,895 and $69,826 at December 31, 2020 and 2019, respectively. Net financial guarantees in force (after giving effect to reinsurance) were $51,603 and $58,245 as of December 31, 2020 and 2019, respectively.
In the United States, Colorado, California and New York were the states with the highest aggregate net par amounts in force, accounting for 7.0%, 6.2% and 5.4% of the total at December 31, 2020, respectively. No other state accounted for more than 5%. The highest single insured risk represented 2.9% of the aggregate net par amount guaranteed.
8. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

Year Ended December 31,	2020	2019	2018
Beginning premium receivable	$416	$495	$586
Adjustment to initially apply ASU 2016-13	(3)	—	—
Premium receipts	(46)	(48)	(56)
Adjustments for changes in expected and contractual cash flows (1)	(6)	(38)	(42)
Accretion of premium receivable discount	9	11	15
Deconsolidation of certain VIEs	—	3	—
Changes to allowance for credit losses	(4)	(2)	2
Other adjustments (including foreign exchange)	5	(6)	(10)
Ending premium receivable (2)	$370	$416	$495
| Ambac Financial Group, Inc. 96 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
(1)Adjustments for changes in expected and contractual cash flows primarily due to reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.
(2)Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At December 31, 2020, 2019 and 2018 premium receivables include British Pounds of $117 (£86), $129 (£97) and $131 (£103), respectively, and Euros of $19 (€16), $26 (€23) and $31 (€27), respectively.
The effect of reinsurance on premiums written and earned was as follows:

Year Ended December 31,	Direct	Assumed	Ceded (1)	Net Premiums
2020:
Written	$(1)	$—	$(1)	$—
Earned	65	1	12	54
2019:
Written	$(28)	$—	$31	$(60)
Earned	75	—	10	66
2018:
Written	$(24)	$—	$17	$(41)
Earned	119	—	8	111
(1)Includes ceded premium activity related to the execution of new reinsurance transactions during 2020, 2019 and 2018.
Ambac’s accelerated premium revenue for retired obligations for the years ended December 31, 2020, 2019 and 2018, was $12, $10 and $32, respectively.
The following table summarizes net premiums earned by location of risk:

Year Ended December 31,	2020	2019	2018
United States	$32	$55	$88
United Kingdom	24	17	19
Other international	(2)	(6)	5
Total	$54	$66	$111
The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at December 31, 2020:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
March 31, 2021	$12	$9
June 30, 2021	8	9
September 30, 2021	9	9
December 31, 2021	8	9
Twelve months ended:
December 31, 2022	36	33
December 31, 2023	34	31
December 31, 2024	33	29
December 31, 2025	31	27
Five years ended:
December 31, 2030	132	113
December 31, 2035	91	72
December 31, 2040	42	30
December 31, 2045	19	12
December 31, 2050	7	4
December 31, 2055	1	—
Total	$462	$386
(1)Future premiums to be collected are undiscounted and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet.
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
Credit Impairment for Premium Receivables:
Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard adopted January 1, 2020, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies. Management's evaluation of credit impairment under prior GAAP rules was not materially different. Most credit impairment disclosures below were only made prospectively from the CECL adoption date as they were not required previously under GAAP.
| Ambac Financial Group, Inc. 97 2020 FORM 10-K |

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

Below is the amortized cost basis of premium receivables by risk classification code and asset class as of December 31, 2020:

Surveillance Categories as of December 31, 2020
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$155	$13	$—	$—	$—	$168
Other	2	15	—	—	—	17
Total Public Finance	157	27	—	—	—	185

Structured Finance:
Mortgage-backed and home equity	3	—	1	3	15	22
Student loan	3	—	2	11	—	16
Structured insurance	14	—	—	—	—	14
Other	7	—	—	—	—	7
Total Structured Finance	27	—	3	14	15	59

International:
Sovereign/sub-sovereign	82	13	—	13	—	108
Investor-owned and public utilities	31	—	—	—	—	31
Other	5	—	—	—	—	5
Total International	118	13	—	13	—	144
Total (1)	$302	$40	$3	$27	$15	$387
(1)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.

Below is a rollforward of the premium receivable allowance for credit losses as of December 31, 2020:

Year Ended December 31,	2020
Beginning balance (1)	$9
Current period provision (2)	9
Write-offs of the allowance	(2)
Recoveries of previously written-off amounts	—
Ending balance	$17

(1)At December 31, 2019, $9 of premiums receivable were deemed uncollectible as determined under prior GAAP rules.
(2)The year ended December 31, 2020, includes $3 from the adoption of CECL.
At December 31, 2020, Ambac had past due premiums of $0, of which $0 was over 120 days past due and has been included in the allowance for credit losses.
| Ambac Financial Group, Inc. 98 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Expense Reserves
A loss reserve is recorded on the balance sheet on a policy-by-policy basis as further described in Note 2. Basis of Presentation and Significant Accounting Policies. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at December 31, 2020 and 2019:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Claims and Loss Expenses	Recoveries
December 31, 2020:
Loss and loss expense reserves	$2,060	$(229)	$(72)	$1,759
Subrogation recoverable	100	(2,256)	—	(2,156)
Totals	$2,160	$(2,486)	$(72)	$(397)

December 31, 2019:
Loss and loss expense reserves	$1,835	$(233)	$(54)	$1,548
Subrogation recoverable	131	(2,160)	—	(2,029)
Totals	$1,966	$(2,394)	$(54)	$(482)

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods.

Year Ended December 31,	2020	2019	2018
Beginning gross loss and loss expense reserves	$(482)	$(107)	$4,114
Reinsurance recoverable	26	23	41
Beginning balance of net loss and loss expense reserves	(508)	(130)	4,073
Losses and loss expenses (benefit) incurred:
Current year	15	1	5
Prior years (1)	210	12	(228)
Total (2)(3)	225	13	(224)
Loss and loss expenses (recovered) paid:
Current year	1	—	—
Prior years (1)	148	318	3,963
Total	149	318	3,964
Foreign exchange effect	2	(1)	(15)
Ending net loss and loss expense reserves	(430)	(436)	(130)
Impact of VIE consolidation	—	(72)	—
Reinsurance recoverable (4)	33	26	23
Ending gross loss and loss expense reserves	(397)	(482)	(107)
(1)2018 loss and loss expenses (recovered) paid includes the settlement of Deferred Amounts and Interest Accrued on Deferred Amounts in the amount of $3,000 and $857, respectively in connection with the Rehabilitation Exit Transactions through a combination of cash, surplus notes and secured notes. 2018 loss and loss expenses incurred includes a $288 loss and loss expense benefit on these settled Deferred Amounts.
(2)Total losses and loss expenses (benefit) includes $(11), $(7) and $(2) for the years ended December 31, 2020, 2019 and 2018, respectively, related to ceded reinsurance.
(3)Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranty recoveries for the year ended December 31, 2020, 2019 and 2018 was $(23), $42 and $62, respectively.
(4)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 at December 31, 2020)" includes reinsurance recoverables (payables) of $1, $0 and $1 as of December 31, 2020, 2019 and 2018, respectively, related to previously presented loss and loss expenses and subrogation.
For 2020, the adverse development in prior years was primarily a result of deterioration in Public Finance credits, including the impact of lower discount rates, as discussed below in the section, "Puerto Rico", partially offset by positive development in the RMBS portfolio, including the benefit of lower discount rates.
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
| Ambac Financial Group, Inc. 99 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at December 31, 2020 and 2019. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at December 31, 2020 and 2019 was 1.1% and 2.1%, respectively.

	Surveillance Categories as of December 31, 2020
	I	IA	II	III	IV	V	Total
Number of policies	40	25	15	15	132	5	232
Remaining weighted-average contract period (in years) (1)	10	18	8	16	14	7	14
Gross insured contractual payments outstanding:
Principal	$842	$1,375	$595	$1,469	$3,246	$47	$7,573
Interest	279	1,011	484	215	1,427	26	3,443
Total	$1,121	$2,386	$1,079	$1,685	$4,673	$72	$11,016
Gross undiscounted claim liability	$3	$49	$40	$541	$1,690	$72	$2,395
Discount, gross claim liability	—	(2)	(1)	(85)	(213)	(3)	(303)
Gross claim liability before all subrogation and before reinsurance	$3	$47	$40	$456	$1,477	$69	$2,092
Less:
Gross RMBS subrogation (2)	$—	$—	$—	$—	$(1,753)	$—	$(1,753)
Discount, RMBS subrogation	—	—	—	—	3	—	3
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,751)	—	(1,751)
Less:
Gross other subrogation (3)	—	—	—	(36)	(706)	(12)	(755)
Discount, other subrogation	—	—	—	1	18	1	20
Discounted other subrogation, before reinsurance	—	—	—	(35)	(689)	(11)	(735)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$3	$47	$39	$421	$(963)	$58	$(394)
Less: Unearned premium revenue	$(2)	$(16)	$(5)	$(17)	$(30)	$(1)	$(72)
Plus: Loss expense reserves	1	2	1	5	59	—	68
Gross loss and loss expense reserves	$2	$32	$35	$409	$(933)	$57	$(397)
Reinsurance recoverable reported on Balance Sheet (4)	$—	$6	$9	$24	$(6)	$—	$33
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
(4)Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $33 related to future loss and loss expenses and $1 related to presented loss and loss expenses and subrogation.
| Ambac Financial Group, Inc. 100 2020 FORM 10-K |

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
(2)RMBS subrogation represents Ambac's estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.
(3)Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.
(4)    Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $26 related to future loss and loss expenses and $0 related to presented loss and loss expenses and subrogation.
COVID-19:
In March 2020, the outbreak of COVID-19 pandemic, caused by a novel strain of the coronavirus, was recognized as a pandemic by the World Health Organization, and the outbreak is widespread globally, including in the markets in which we operate. The COVID-19 outbreak had, and continues to have, a notable impact on general economic conditions, including but not limited to higher unemployment; volatility in the capital markets; closure or severe curtailment of the operations and, hence, revenues, of many businesses and public and private enterprises to which we are directly or indirectly exposed, such as hotels, restaurants, sports and entertainment facilities, airports and other transportation facilities, and retail establishments, mostly due to social distancing guidelines, travel bans and restrictions, and business restrictions and shutdowns.
COVID-19 has adversely impacted Ambac's financial position and results of operations as credit risk in the insured and investment portfolios has increased. In the insured portfolio, municipal, mortgage-backed, student loan and other asset securitization exposures could be materially adversely impacted, and as a result, with the exception of the mortgage-backed sector, we increased loss reserves across each of these and other sectors during the year ended December 31, 2020. In the mortgage-backed sector, significantly lower interest rates have increased excess spread levels and largely offset the impact of higher mortgage delinquencies and projected losses resulting from the COVID-19 pandemic.
In the U.S., significant monetary policy actions, fiscal stimulus measures and other relief measures have helped to moderate the economic impact of COVID-19. These measures include monetary policy decisions, such as quantitative easing, providing liquidity to financial institutions, providing liquidity to credit markets, the Paycheck Protection Program Lending Facility and the Main Street Business Lending Program; Congressional actions, such as the Coronavirus Aid, Relief and Economic Security ("CARES") Act, the Paycheck Protection
| Ambac Financial Group, Inc. 101 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Program And Health Care Enactment Act, the Families First Coronavirus Response Act, and, most recently, the 2021 Consolidated Appropriations Act, which, among other things, provides direct payments to households, support for small businesses, renter assistance and funding for transport, airlines, education and state and local governments. In addition, housing measures, such as forbearance on mortgages and suspension of foreclosures and evictions, and various executive orders have helped to provide relief. Outside of the US, and in the United Kingdom and Italy in particular, where Ambac has insured portfolio exposure, various monetary policy, fiscal stimulus measures and other actions have helped to moderate the economic impact.
We are continuously evaluating and updating our view of the macro economic environment as well as our specific credit view of each of our insured exposures considering the significant uncertainties brought upon us by the COVID-19 pandemic. Accordingly, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19 pandemic.
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,070. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. Each issuing entity has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges or general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted and may continue to default on debt service payments, including payments owed on bonds insured by AAC. AAC may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to a material increase in permanent losses causing a material adverse impact on our results of operations and financial condition. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including variability in economic growth and demographic trends, tax revenues, changes in law or the effects thereof, essential services expense, federal funding of Commonwealth needs, as well as interpretation of legislation, legal documents, and updated financial information (when available). In the near term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure, heightening its vulnerability to additional weather events; and the trajectory of recovery from the COVID-19 pandemic and related economic downturn. The longer-term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, among other factors, the management, usage and efficacy of federal resources.
Also important to Puerto Rico's economic growth, government reform and creditor outcomes is the Commonwealth Fiscal Plan, certified by the Financial Oversight and Management Board for Puerto Rico ("Oversight Board") on May 27, 2020. The
Commonwealth Fiscal Plan purports to incorporate the impact of COVID-19 on the Commonwealth economy, and projects diminished growth, budget surplus, and debt capacity as compared to previous versions of the Commonwealth Fiscal Plan. This is due to the Oversight Board’s projected impact of COVID-19 on the Puerto Rico economy and tax collections as well as related general uncertainty on the economic outlook. The Commonwealth Fiscal Plan will significantly inform the Commonwealth Plan of Adjustment in the Commonwealth's Title III proceeding, and the diminished economic performance described in the new Commonwealth Fiscal Plan implies worse outcomes than had been previously disclosed for creditors under the Commonwealth Plan of Adjustment. However, as was the case with previous versions of the Commonwealth Fiscal Plan, the current version of the Commonwealth Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to predict the long-term capacity and willingness of the Puerto Rico government and its instrumentalities to pay debt service on bonded debt and how their debt burden and financial flexibility might affect AAC's claims development potential, risk profile and long-term financial strength. According to a letter sent January 19, 2021, from the Oversight Board's Executive Director, Natalie Jaresko, to Governor Pedro Pierluisi and legislative leaders, the Oversight Board expects to certify an updated Commonwealth Fiscal Plan by April 23, 2021.
Substantial uncertainty exists with respect to the ultimate outcome for creditors in Puerto Rico, such as AAC, due to, among other matters, the Commonwealth Plan of Adjustment and changes that are anticipated to be made thereto to reflect the terms of the Second Amended PSA; political uncertainty and leadership turnover; legislation enacted by the Commonwealth and the federal government, including PROMESA; and actions taken pursuant to such laws, including Title III filings. AAC is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests. As a result of litigation or other aspects of the restructuring processes, the differences among the credits insured by AAC may not be respected.
AAC has participated and may continue to participate in mediation related to potential debt restructurings. Mediation may not be productive or may not resolve AAC's claims in a manner that avoids significant losses. No assurances can be given that negotiations will be successfully concluded, that Commonwealth, Oversight Board and creditor parties will reach definitive agreements on additional debt restructurings, that any negotiated transaction debt restructuring, definitive agreement or plans of adjustment will be approved by the court and completed, or that any transaction or plans of adjustment will not have an adverse impact on Ambac's financial condition or results. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could further impair our exposures, causing losses that could have a material adverse impact on our results of operations and financial condition.
While our reserving scenarios account for a wide range of possible outcomes, reflecting the significant uncertainty
| Ambac Financial Group, Inc. 102 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith as well as the residual effects emanating from the damage caused by hurricanes Maria and Irma in 2017, the earthquakes that began in late December 2019, and COVID-19 our loss reserves may ultimately prove to be insufficient to cover our losses, potentially having a material adverse effect on our results of operations and financial position, and may be subject to material volatility.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the year ended December 31, 2020, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $256, which was primarily impacted by the continued uncertainty and volatility of the situation in Puerto Rico as well as a decline in the rate used to discount reserves. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at December 31, 2020, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $1,200 This possible increase in loss reserves under stress or other adverse conditions is very significant and if we were to experience such incremental losses, our stockholders’ equity as of December 31, 2020, would decrease from $1,140 to $(60). However, there can be no assurance that losses may not exceed such amount.
COFINA Debt Restructuring
On February 4, 2019, the COFINA Plan of Adjustment ("COFINA POA") was confirmed and the Commonwealth 9019 motion was approved by the U.S. District Court for the District of Puerto Rico. On February 12, 2019, the COFINA POA went effective. Pursuant to the POA, all existing COFINA senior and subordinate bonds were discharged and exchanged for cash and new COFINA current interest and capital appreciation bonds ("new COFINA bonds"). The cash and new COFINA bonds allocated to COFINA senior bondholders equaled approximately 93% (considering the new COFINA bonds at par) of such senior bondholders’ allowed claim, in the amount of the COFINA senior bond accreted value, as of, but not including, May 5, 2017 (the COFINA Title III Petition Date).
As a result of the COFINA POA, and subsequent commutations, amendments, and redemptions of obligations of the COFINA Class 2 Trust, AAC's net par outstanding was reduced to $80 as of December 31, 2020. AAC's remaining policy obligation of $80 net par is an asset of the COFINA Class 2 Trust, which holds a ratable distribution of new COFINA bonds, the interest and principal from which can be used to partially offset Ambac’s remaining insurance liability. As further discussed in Note 4. Variable Interest Entities, AAC consolidates the COFINA Class 2 Trust.
At this time, it is unclear what impact the COFINA restructuring will have, if any, on the prospective recoveries of AAC's other insured Puerto Rico instrumentalities.
Representation and Warranty Recoveries
Ambac records estimated RMBS R&W subrogation recoveries for breaches of R&W by sponsors of certain RMBS transactions. For a discussion of the approach utilized to estimate RMBS R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies.
Ambac has recorded RMBS R&W subrogation recoveries of $1,751, ($1,725 net of reinsurance) and $1,727, ($1,702 net of reinsurance) at December 31, 2020 and 2019, respectively.
Below is the rollforward of RMBS R&W subrogation for the affected periods:

Year ended December 31,	2020	2019	2018
Discounted RMBS subrogation recovery (gross of reinsurance) at beginning of year	$1,727	$1,771	$1,834
All other changes (1)	23	(43)	(64)
Discounted RMBS subrogation recovery (gross of reinsurance) at end of year	$1,751	$1,727	$1,771
(1)All other changes which may impact RMBS R&W subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor and the projected timing of recoveries.
Ceded Reinsurance
AAC has reinsurance in place pursuant to surplus share treaty and facultative reinsurance agreements. The reinsurance of risk does not relieve AAC of its original liability to its policyholders. In the event that any of AAC’s reinsurers are unable to meet their obligations under reinsurance contracts, AAC would, nonetheless, be liable to its policyholders for the full amount of its policy.
AAC’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $103 at December 31, 2020. Credit exposure existed at December 31, 2020, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse AAC under the terms of these reinsurance arrangements. At December 31, 2020, there were ceded reinsurance balances payable of $27 offsetting this credit exposure.
To minimize its credit exposure to losses from reinsurer insolvencies, AAC (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by AAC in the event of rating agency downgrades of a reinsurer (among other events and circumstances). AAC held letters of credit and
| Ambac Financial Group, Inc. 103 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
collateral amounting to $117 from its reinsurers at December 31, 2020.
The following table represents the percentage ceded to reinsurers and unsecured reinsurance recoverable at December 31, 2020.

Reinsurers	Percentage Ceded Par	Net Unsecured Reinsurance Recoverable (1)
Assured Guaranty Re Ltd	46%	$—
Build America Mutual Assurance Company (2)	43	30
Assured Guaranty Corporation	8	4
Sompo Japan Nipponkoa Insurance, Inc.	3	—
Total	100%	$34
(1)    Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of AAC.
(2)    Build America Mutual Assurance Company has an S&P rating of AA.
Credit Impairment for Reinsurance Recoverables:
Management evaluates reinsurance recoverables for expected credit losses ("credit impairment") in accordance with the CECL standard adopted January 1, 2020, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies. Management's evaluation of credit impairment under prior GAAP rules was not materially different. Most credit impairment disclosures below were only made prospectively from the CECL adoption date as they were not required previously under GAAP.
The key indicator management uses to assess the credit quality of reinsurance recoverables is collateral posted by the reinsurers and independent rating agency credit ratings. For the majority of reinsurance contracts where Ambac has recorded a recoverable, the fair value of collateral posted by the reinsurer to AAC exceeds AAC's reinsurance recoverable carrying value, net of ceded premiums payable. AAC has credit exposure of $1 and has recorded an allowance for credit losses of $0 at December 31, 2020. The calculation of the allowance excludes deferred ceded premiums as it is a non-monetary asset.
Insurance Intangible Asset
The insurance intangible amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss) as shown below.

Year Ended December 31,	2020	2019	2018
Insurance amortization expense	$57	$295	$107

The insurance intangible asset and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

December 31,	2020	2019
Gross carrying value of insurance intangible asset	$1,281	$1,273
Accumulated amortization of insurance intangible asset	908	847
Net insurance intangible asset	$373	$427
The estimated future amortization expense for the net insurance intangible asset is as follows:

Amortization expense (1) (2)
2021	$39
2022	35
2023	32
2024	29
2025	26
Thereafter	$213
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
(2)    The weighted-average amortizations period is 7.5 years.
9. INSURANCE REGULATORY RESTRICTIONS
United States
AAC is domiciled in the State of Wisconsin and, as such, it is subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”) and is regulated by the OCI. Everspan Indemnity Insurance Company ("Everspan Indemnity") and its wholly owned subsidiary, Everspan Insurance Company ("Everspan Insurance" and, together with Everspan Indemnity, "Everspan" or the “Everspan Group”), are domiciled in Arizona and are subject to the insurance laws and regulations of Arizona (the “Arizona Insurance Laws” and together with the Wisconsin Insurance Laws, the “State Insurance Laws”). Everspan is regulated by the Arizona Department of Insurance and Financial Institutions (“DIFI”). In addition, both Ambac Assurance and Everspan Insurance are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed.
Insurance laws and regulations applicable to insurers vary by jurisdiction, but the insurance laws and regulations applicable to our insurance carriers generally require them to maintain minimum standards of business conduct and solvency; to meet certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership, financial condition, corporate governance and enterprise risk. Regulated insurance companies are also required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed. The level of supervisory authority that may be exercised by non-domiciliary insurance regulators varies by jurisdiction. Generally, however, non-
| Ambac Financial Group, Inc. 104 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
domiciliary regulators are authorized to suspend or revoke the insurance license they issued and to impose restrictions on that license in the event that laws or regulations are breached by a regulated insurance company or in the event that continued or unrestricted licensing of the regulated insurance company constitutes a “hazardous condition” (or meets a similar standard) in the opinion of the regulator.
The domiciliary regulators of Ambac Assurance and Everspan, OCI and DIFI, respectively, have primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings. Additionally, the accounts and operations of Ambac Assurance and Everspan are subject to periodic comprehensive financial examinations by, respectively, the OCI and DIFI. The State Insurance Laws require regulated insurance companies to maintain minimum standards of business conduct, maintain minimum surplus to policyholders, meet certain financial tests, and file certain reports, including information concerning their capital structure, ownership, financial condition, corporate governance and enterprise risk. The State Insurance Laws also require prior approval by OCI and DIFI, respectively, of certain transactions between AAC or Everspan, respectively, and their affiliates. Ambac Assurance, because it is a financial guarantee insurer is not subject to risk-based capital requirements.
In December 2020, Everspan Insurance completed its re-domestication from Wisconsin to Arizona and obtained broad authority to write property and casualty insurance (while contemporaneously surrendering its authority to write financial guaranty insurance) in Arizona. Everspan Insurance is seeking similar amendments to its certificates of authority in all other states. Everspan Insurance is subject to risk-based capital requirements.
Everspan Indemnity was formed in 2020 as a domestic surplus lines insurer in Arizona and, accordingly, is eligible to write property and casualty insurance as an excess and surplus lines insurer in all states by virtue of the U.S. Nonadmitted and Reinsurance Reform Act of 2010. Everspan Indemnity is subject to risk-based capital requirements. Neither Everspan Insurance nor Everspan Indemnity has yet issued any new policies.
Ambac Assurance and Everspan are in compliance with the minimum capital and surplus levels required under the State Insurance Laws required to transact all business written to date.
Xchange, like other managing general agents and program administrators, is subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Every state and Washington, D.C. have enacted a version of the NAIC Model Managing General Agents Act, which governs licensing and the relationship between insurers and managing general agents.
In addition to the legal restrictions applicable to AAC as described herein, pursuant to the terms of the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes, AAC must seek prior approval by OCI of certain corporate actions. The Settlement Agreement, Stipulation and Order and indenture for the Tier 2 Notes include covenants which restrict the operations of AAC. The Settlement
Agreement will remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full. The Stipulation and Order will remain in force for so long as OCI determines it to be necessary. The indenture for the Tier 2 Notes will remain in force until the Tier 2 Notes have been redeemed, repurchased or repaid in full. Certain of the restrictions in the Settlement Agreement and the indenture for the Tier 2 Notes may be waived with the approval of the OCI and/or the requisite percentage of holders of the related debt securities.
Although not domiciled in New York, AAC is nevertheless subject to the New York insurance law governing financial guarantee insurers. New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including AAC. The New York financial guarantee insurance law also establishes single and aggregate risk limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. At December 31, 2020, AAC is in compliance with applicable aggregate risk limits but not in compliance with applicable single risk limits. Through run-off of the portfolio, AAC will continue to seek the reduction in its exposure for compliance with applicable single and aggregate risk limits, but may not be able to do so.
The financial statements of AAC and Everspan are prepared on the basis of accounting practices prescribed or permitted by the State Insurance Laws and OCI and DIFI actions thereunder. AAC and Everspan use such statutory accounting practices prescribed or permitted by the OCI and DIFI, respectively, for determining and reporting their financial condition and results of operations, including for determining solvency under the State Insurance Laws. Both Wisconsin and Arizona have adopted the National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures manual (“NAIC SAP”) as a component of prescribed practices as codified in each state’s applicable law or regulation.
Statutory policyholder surplus differs from stockholder's equity determined under GAAP principally due to statutory accounting rules that treat financial guarantee premiums and loss reserves, investments, consolidation of subsidiaries or variable interest entities and surplus notes differently.
•AAC’s statutory policyholder surplus was $865 at December 31, 2020, as compared to $1,088 as of December 31, 2019.
•Everspan Indemnity has statutory policyholder surplus of $26 as of December 31, 2020. At December 31, 2020, there were no significant differences from stockholder's equity under GAAP.
| Ambac Financial Group, Inc. 105 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Additionally, the OCI has prescribed additional practices and has permitted accounting practices for AAC. As a result of the prescribed and permitted practices discussed below, AAC’s statutory surplus at December 31, 2020 and 2019 was higher by $40 and lower by $12, respectively, than if AAC had reported such amounts in accordance with NAIC SAP.
Everspan does not have any prescribed or permitted practices at December 31, 2020 or December 31, 2019.
Prescribed Accounting Practices
OCI has prescribed the following accounting practices that differ from NAIC SAP for AAC:
•Paragraph 8 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of each calendar year. Additionally, in accordance with paragraph 13.e of Statutory Accounting Principles No. 97 "Investments in Subsidiary, Controlled and Affiliated Entities" and paragraph 8 of Statutory Accounting Principles No. 5R “Liabilities, Contingencies and Impairments of Assets - Revised”, AAC records probable losses on its subsidiaries for which it guarantees their obligations. AAC also discounts probable losses on guarantees of subsidiary obligations using a discount rate equal to the average rate of return on its admitted assets. AAC’s average rates of return on its admitted assets at December 31, 2020 and 2019 were 4.56% and 5.43%, respectively. OCI has directed AAC to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees.
•Paragraph 4 of Statement of Statutory Accounting Principles No. 41 “Surplus Notes” (“SSAP 41”) states that proceeds received by the issuer of surplus notes must be in the form of cash or other admitted assets having readily determinable values and liquidity satisfactory to the commissioner of the state of domicile. Under statutory accounting principles, surplus notes issued in conjunction with commutations or the settlement of obligations would be valued at zero upon issuance pursuant to paragraph 4, SSAP 41. OCI has directed the Company to record surplus notes issued in connection with commutations or the settlement of obligations at full par value upon issuance. The surplus notes issued have a claim against surplus senior to the preferred and common shareholders.
•Paragraph 35 of Statement of Statutory Accounting Principles No. 43R ”Loan-backed and Structured Securities” states that when an other-than-temporary impairment ("OTTI") has occurred, the amount of the OTTI recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. Beginning June 11, 2014, as a result of the amended Segregated Account Rehabilitation Plan, OCI has directed the Company to not evaluate investments in AAC insured securities with policies that were allocated to the Segregated Account for OTTI and require all such investments be reported at amortized cost regardless of its NAIC risk designation. This accounting determination was intended to recognize that AAC continues to maintain statutory loss reserves without adjustment for the economic effects of its ownership of the insured investment securities, improve transparency to the users of the statutory financial statements and to minimize operational risks. Effective February 12, 2018, with the Segregated Account's exit from Rehabilitation, this prescribed practice is no longer applicable for OTTI evaluations going forward.
Permitted Accounting Practices
OCI has allowed the following permitted practice for AAC:
•Wisconsin accounting practices for changes to contingency reserves differ from NAIC SAP. Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. Under the Wisconsin Administrative Code, contributions to and releases from the contingency reserve are to be recorded through underwriting income. AAC received permission from OCI to record contributions to and releases from the contingency reserve, in accordance with NAIC SAP.
United Kingdom
The Prudential Regulatory Authority (“PRA”) and Financial Conduct Authority (“FCA”) (and their predecessor regulator the Financial Services Authority (“FSA”)) are the dual statutory regulator responsible for regulating the financial services industry in the United Kingdom, with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. In addition, until December 31, 2020, the regulatory regime in the United Kingdom must have complied with certain EU legislation binding on all EU member states.
These regulators have exercised significant oversight of Ambac UK since 2008, after Ambac, AAC and Ambac UK began experiencing financial stress. In 2009, Ambac UK’s license to write new business was curtailed by the FSA and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its credit, suretyship and financial guarantee insurance portfolio in the United Kingdom, and (until December 31, 2020) to do the same through a branch in Milan, Italy, and a number of other European Union (“EU”) countries. Until December 31, 2020, EU legislation had allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminated the necessity of additional licensing or authorization in those other EU jurisdictions. These passporting arrangements ended on December 31, 2020, when the U.K.’s Brexit transitional arrangements with the EU ended. Ambac UK closed its Milan branch and transferred it's remaining policy to the United Kingdom in December 2020. Ambac UK's remaining policies in the EU were either commuted or the benefits of those policies
| Ambac Financial Group, Inc. 106 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
were transferred to United Kingdom entities in advance of December 31, 2020.
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
Dividend Restrictions, Including Contractual Restrictions
Due to losses experienced by AAC, it has been unable to pay ordinary dividends to AFG since 2008 and will be unable to pay common dividends in 2021 without the prior consent of the OCI, which is unlikely. AAC’s ability to pay dividends is further restricted by the Settlement Agreement (as described below), by the indenture for the Tier 2 Notes (as described below), by the terms of its AMPS (as described below) and by the Stipulation and Order. See Note 1. Background and Business Description for further information. AAC is not expected to make dividend payments to AFG for the foreseeable future.
Everspan does not have sufficient earned surplus at this time to pay ordinary dividends under the Arizona Insurance Laws.
Subject to the foregoing, pursuant to the State Insurance Laws, AAC and Everspan may declare dividends, subject to restrictions in their respective articles of incorporation, provided that, after giving effect to the distribution, such dividends would not violate certain statutory solvency, surplus and asset tests. Board action authorizing a shareholder distribution by AAC (other than stock dividends) must be reported to the OCI at least 30 days prior to payment, unless the distribution is no more than 15% larger than for the corresponding period in the previous year. Everspan similarly must report to the DIFI all dividends and other distributions to shareholders within five business days following their declaration and at least ten business days before payment of the dividend or distribution.
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
Arizona Insurance Laws also restrict the payment of extraordinary dividends, which is any dividend or distribution which together with other dividends or distributions made within the preceding twelve months exceeds the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31 and (b) the net income for the twelve month period ending the preceding December 31. Extraordinary dividends must be reported to DIFI at least 30 days prior to payment, during which period DIFI may disapprove or approve such payment.
UK law prohibits Ambac UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the UK insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s and FCA’s capital requirements in practice act as a restriction on the payment of dividends. Further, the FSA amended Ambac UK’s license in 2010 such that the PRA must specifically approve (“non-objection”) any transfer of value and/or assets from Ambac UK to AAC or any other Ambac group company, other than in respect of certain disclosed contracts between the two parties (such as in respect of a management services agreement between AAC and Ambac UK). Ambac UK is not expected to pay any dividends to AAC for the foreseeable future.
Pursuant to the Settlement Agreement, AAC may not make any “Restricted Payment” (which includes dividends from AAC to Ambac) in excess of $5 in the aggregate per annum, other than Restricted Payments from AAC to Ambac in an amount up to $8 per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of AAC's surplus notes would also need to be redeemed at par. The indenture for the Tier 2 Notes contains a similar restrictive covenant and further requires a proportional payment of the Tier 2 Notes (or interest thereon) when payments are made on the surplus notes.
Under the terms of AAC’s AMPS, dividends may not be paid on the common stock of AAC unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided, that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for, enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS.
The Stipulation and Order requires OCI approval for the payment of any dividend or distribution on the common stock of AAC.
| Ambac Financial Group, Inc. 107 2020 FORM 10-K |

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
Fair Value Hierarchy
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy prioritizes model inputs into three broad levels as follows:

●	Level 1	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury and other foreign government obligations traded in highly liquid and transparent markets, certain highly liquid pooled fund investments, exchange traded futures contracts, variable rate demand obligations and money market funds.

●	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed maturity securities representing municipal, asset-backed and corporate obligations, certain interest rate swap contracts and most long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

●	Level 3	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts, certain uncollateralized interest rate swap contracts, equity interests in Ambac sponsored special purpose entities and certain investments in fixed maturity securities. Additionally, Level 3 assets and liabilities generally include loan receivables, and certain long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.
| Ambac Financial Group, Inc. 108 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2020 and 2019, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2020:
Financial assets:
Fixed maturity securities:
Municipal obligations	$358	$358	$—	$358	$—
Corporate obligations	1,077	1,077	4	1,073	—
Foreign obligations	98	98	98	—	—
U.S. government obligations	106	106	106	—	—
Residential mortgage-backed securities	302	302	—	302	—
Collateralized debt obligations	74	74	—	74	—
Other asset-backed securities	303	303	—	225	78
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	15	15	—	—
Short-term	125	125	125	—	—
Short term investments	492	492	415	76	—
Other investments (1)	595	597	91	—	53
Cash, cash equivalents and restricted cash	33	33	32	2	—
Derivative assets:
Interest rate swaps—asset position	93	93	—	9	85
Other assets - equity in sponsored VIE	1	1	—	—	1
Other assets-Loans	3	3	—	—	3
Variable interest entity assets:
Fixed maturity securities: Corporate obligations	3,215	3,215	—	—	3,215
Fixed maturity securities: Municipal obligations	139	139	—	139	—
Restricted cash	2	2	2	—	—
Loans	2,998	2,998	—	—	2,998
Derivative assets:
Currency swaps-asset position	41	41	—	41	—
Total financial assets	$10,071	$10,073	$888	$2,299	$6,433
Financial liabilities:
Long term debt, including accrued interest	$3,255	$3,071	$—	$2,670	$401
Derivative liabilities:
Interest rate swaps—liability position	114	114	—	114	—
Liabilities for net financial guarantees written (2)	(740)	539	—	—	539
Variable interest entity liabilities:
Long-term debt (includes $4,324 at fair value)	4,493	4,504	—	4,349	155
Derivative liabilities:
Interest rate swaps—liability position	1,835	1,835	—	1,835	—
Total financial liabilities	$8,958	$10,063	$—	$8,968	$1,095
| Ambac Financial Group, Inc. 109 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2019:
Financial assets:
Fixed maturity securities:
Municipal obligations	$215	$215	$—	$215	$—
Corporate obligations	1,430	1,430	—	1,430	—
Foreign obligations	44	44	44	—	—
U.S. government obligations	156	156	156	—	—
Residential mortgage-backed securities	248	248	—	248	—
Commercial mortgage-backed securities	50	50	—	50	—
Collateralized debt obligations	146	146	—	146	—
Other asset-backed securities	287	287	—	215	72
Fixed maturity securities, pledged as collateral:
Short-term	85	85	85	—	—
Short term investments	653	653	598	55	—
Other investments (1)	478	493	136	—	61
Cash and cash equivalents and restricted cash	79	79	70	9	—
Derivative assets:
Interest rate swaps—asset position	75	75	—	8	67
Other assets - equity in sponsored VIE	3	3	—	—	3
Other assets-loans	10	13	—	—	13
Variable interest entity assets:
Fixed maturity securities: Corporate obligations	2,957	2,957	—	—	2,957
Fixed maturity securities: Municipal obligations	164	164	—	164	—
Restricted cash	2	2	2	—	—
Loans	3,108	3,108	—	—	3,108
Derivative assets; Currency swaps-asset position	52	52	—	52	—
Total financial assets	$10,242	$10,260	$1,091	$2,593	$6,281
Financial liabilities:
Long term debt, including accrued interest	$3,262	$3,274	$—	$2,829	$445
Derivative liabilities:
Credit derivatives	—	—	—	—	—
Interest rate swaps—liability position	89	89	—	89	—
Liabilities for net financial guarantees written (2)	(863)	284	—	—	284
Variable interest entity liabilities:
Long-term debt (includes $4,351 at fair value)	4,554	4,567	—	4,408	159
Derivative liabilities:
Interest rate swaps—liability position	1,657	1,657	—	1,657	—
Total financial liabilities	$8,699	$9,872	—	8,983	889
(1)Excluded from the fair value measurement categories in the table above are investment funds of $453 and $296 as of December 31, 2020 and 2019, respectively, which are measured using NAV as a practical expedient.
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
Determination of Fair Value
When available, Ambac uses quoted active market prices specific to the financial instrument to determine fair value and classifies such items within Level 1. The determination of fair value for financial instruments categorized in Level 2 or 3 involves judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different values for financial instruments. In addition, the use of internal valuation models may require assumptions
| Ambac Financial Group, Inc. 110 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
about hypothetical or inactive markets. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value.
Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed maturity securities, equity interests in pooled investment funds, derivative instruments, certain variable interest entity assets and liabilities and interests in Ambac sponsored special purpose entities. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
Fixed Maturity Securities
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At December 31, 2020, approximately 2%, 95%, and 3% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2019, approximately 4%, 94%, and 2% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
Ambac performs various review and validation procedures to quoted and modeled prices for fixed maturity securities, including price variance analyses, missing and static price reviews, overall valuation analysis by portfolio managers and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against alternative third-party quotes (if available, internally modeled prices and/or other relevant data, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by either the pricing source or Ambac management that the pricing source cannot provide a reasonable value for a security or cannot adequately support a quote, in which case Ambac would resort to using either other quotes or internal models. Results of price challenges are reviewed by portfolio managers and finance managers.
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $78 and $72 at December 31, 2020 and 2019, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at December 31, 2020 and 2019 include the following:

December 31, 2020:
a. Coupon rate	5.97%
b. Average Life	14.83 years
c. Yield	10.50%

December 31, 2019:
a. Coupon rate	5.97%
b. Average Life	15.58 years
c. Yield	11.75%
Other Investments
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment funds are valued using NAV as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 11. Investments for additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
Other investments also includes Ambac's equity interest in a non-consolidated VIE created in connection with Ambac's monetization of AAC junior surplus notes. This equity interest is carried under the equity method. Fair value for the non-
| Ambac Financial Group, Inc. 111 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
consolidated VIE equity interest is internally calculated using a market approach and is classified as Level 3.
Derivative Instruments
Ambac’s derivative instruments primarily comprise interest rate swaps, credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact reduced the fair value of derivative liabilities by less than a million dollars at both December 31, 2020 and 2019.
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
Ambac's credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and expected life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only one remaining credit derivative with an internal credit rating of AA at December 31, 2020. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
Financial Guarantees
Fair value of net financial guarantees written represents our estimate of the cost to Ambac to completely transfer its insurance obligation to another market participant of comparable credit worthiness. In theory, this amount should be the same amount that another market participant of comparable credit worthiness would hypothetically charge in the marketplace, on a present value basis, to provide the same protection as of the balance sheet date. This fair value estimate of financial guarantees is presented on a net basis and includes direct and assumed contracts written, net of ceded reinsurance contracts.
Long-term Debt
Long-term debt includes AAC surplus notes and junior surplus notes, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions and the Ambac UK debt issued in connection with the Ballantyne commutation. The fair values of surplus notes, the Ambac Note and Tier 2 Notes are classified as Level 2. The fair value of junior surplus notes and Ambac UK debt are classified as Level 3.
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
Variable Interest Entity Assets and Liabilities
The financial assets and liabilities of FG VIEs consolidated under the Consolidation Topic of the ASC consist primarily of fixed maturity securities and loans held by the VIEs, derivative instruments and notes issued by the VIEs which are reported as long-term debt. As described in Note 4. Variable Interest Entities, these FG VIEs are securitization entities which have liabilities and/or assets guaranteed by AAC or Ambac UK.
The fair values of FG VIE long-term debt are based on price quotes received from independent market sources when available. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those instruments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Comparable to the sensitivities of investments in fixed maturity securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for FG VIE long-term debt.
FG VIE derivative asset and liability fair values are determined using vendor-developed valuation models, which incorporated observable market data related to specific derivative contractual terms including interest rates, foreign exchange rates and yield curves.
The fair value of FG VIE fixed maturity securities and loan assets are based on Level 2 market price quotes received from independent market sources when available. Typically, FG VIE asset fair values are not readily available from market quotes and are estimated internally. Internal valuation of each FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s
| Ambac Financial Group, Inc. 112 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a par-weighted average rate of 2.4% and 2.7% at December 31, 2020 and 2019, respectively. At December 31, 2020, the range of these discount rates was between 1.8% and 3.9%.

Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value
The following tables present the changes in the Level 3 fair value category for the periods presented in 2020, 2019 and 2018. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2020	Investments	Other Assets (1)	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$72	$3	$66	$2,957	$3,108	$—	$6,207
Total gains/(losses) realized and unrealized:
Included in earnings	1	(2)	25	183	98	—	306
Included in other comprehensive income	6	—	—	109	83	—	198
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1)	—	(7)	(35)	(290)	—	(334)
Balance, end of period	$78	$1	$84	$3,215	$2,998	$—	$6,376
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(2)	$25	$183	$98	$—	$304
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$109	$83	$—	$192

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2019	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$72	$5	$46	$2,737	$4,288	$(217)	$6,930
Total gains/(losses) realized and unrealized:
Included in earnings	2	(2)	25	138	287	(15)	436
Included in other comprehensive income	—	—	—	116	74	8	199
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(2)	—	(5)	(35)	(690)	—	(731)
Deconsolidations of VIEs	—	—	—	—	(851)	223	(627)
Balance, end of period	$72	$3	$66	$2,957	$3,108	$—	$6,207
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(2)	$25	$138	$215	$—	$376
(1)     Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE.
| Ambac Financial Group, Inc. 113 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2018	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$809	$6	$61	$2,914	$11,529	$(2,758)	$12,561
Total gains/(losses) realized and unrealized:
Included in earnings	36	(1)	(9)	16	(201)	189	30
Included in other comprehensive income	(53)	—	—	(158)	(470)	91	(590)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(714)	—	(6)	(35)	(624)	23	(1,356)
Transfers out of Level 3	(5)	—	—	—	—	—	(5)
Deconsolidation of VIEs	—	—	—	—	(5,946)	2,237	(3,709)
Balance, end of period	$72	$5	$46	$2,737	$4,288	$(217)	$6,930
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1)	$(10)	$16	$(63)	$47	$(11)
The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level-3 Investments by Class
	2020			2019
Year Ended December 31,	Other Asset Backed Securities	Non-Agency RMBS	Total Investments	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$72	$—	$72	$72	$—	$72
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	1	2	—	2
Included in other comprehensive income	6	—	6	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1)	—	(1)	(2)	—	(2)
Balance, end of period	$78	$—	$78	$72	$—	$72
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level-3 Investments by Class
Year Ended December 31, 2018	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$73	$736	$809
Total gains/(losses) realized and unrealized:
Included in earnings	1	35	36
Included in other comprehensive income	(1)	(52)	(53)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(1)	(713)	(714)
Transfers out of Level 3	—	(5)	(5)
Balance, end of period	$72	$—	$72
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—
| Ambac Financial Group, Inc. 114 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level-3 Derivatives by Class
	2020			2019
Year Ended December 31,	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$67	$—	$66	$47	$(1)	$46
Total gains/(losses) realized and unrealized:
Included in earnings	25	—	25	24	2	25
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(7)	—	(7)	(4)	—	(5)
Balance, end of period	85	—	84	67	—	66
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	25	—	25	24	1	25

Level-3 Derivatives by Class
Year Ended December 31, 2018	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$61	$(1)	$61
Total gains/(losses) realized and unrealized:
Included in earnings	(9)	(1)	(9)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(5)	—	(6)
Balance, end of period	$47	$(1)	$46
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(9)	$(1)	$(10)
Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. Invested assets transferred out of Level 3 into Level 2 in 2018 consisted of an Ambac-insured re-REMIC collateralized by distressed mortgage-backed securities. There were no other transfers of financial instruments into or out of Level 3 in the periods disclosed.
| Ambac Financial Group, Inc. 115 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income (Expense)
Year Ended December 31, 2020
Total gains (losses) included in earnings for the period	$1	$25	$281	$(2)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	25	281	(2)

Year Ended December 31, 2019
Total gains (losses) included in earnings for the period	$2	$25	$410	$(2)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	25	353	(2)

Year Ended December 31, 2018
Total gains (losses) included in earnings for the period	$36	$(9)	$4	$(1)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(10)	—	(1)

11. INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed maturity securities classified as available-for-sale and interests in pooled investment funds which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds in the form of common stock or in-substance common stock are classified as trading securities, while limited partner interests in such funds are reported using the equity method. Other investments also include equity interests held by AFG including the equity interest in Corolla Trust, an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014. As further described in Note 1. Background and Business Description, on January 22, 2021, AAC completed the Corolla Note Exchange transaction whereby it acquired 100% of the outstanding obligations of the Corolla trust, including the owner trust certificate held by AFG, in exchange for AAC surplus notes.
Disclosures in this Note for the period ended December 31, 2020, are in accordance with the new CECL standard adopted January 1, 2020, which is more fully described in Note 2. Basis of Presentation and Significant Accounting Policies. To the extent disclosures for periods prior to January 1, 2020, made in accordance with prior GAAP rules differ from disclosures under the new CECL standard, such differences are explained below.
| Ambac Financial Group, Inc. 116 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Fixed Maturity Securities
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2020 and 2019 were as follows:

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Fixed maturity securities:
Municipal obligations	$321	$—	$37	$—	$358
Corporate obligations (1)	1,059	—	24	6	1,077
Foreign obligations	97	—	1	—	98
U.S. government obligations	105	—	2	1	106
Residential mortgage-backed securities	256	—	46	—	302
Collateralized debt obligations	74	—	—	—	74
Other asset-backed securities (2)	263	—	40	—	303
	2,175	—	149	8	2,317
Short-term	492	—	—	—	492
	2,667	—	149	8	2,809
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	125	—	—	—	125
	140	—	—	—	140
Total available-for-sale investments	$2,807	$—	$149	$8	$2,949

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit Other-than temporary Impairments (3)
December 31, 2019
Fixed maturity securities:
Municipal obligations	$194	$22	$—	$215	$—
Corporate obligations (1)	1,396	36	2	1,430	—
Foreign obligations	44	1	—	44	—
U.S. government obligations	157	2	2	156	—
Residential mortgage-backed securities	200	47	—	248	—
Commercial mortgage-backed securities	49	1	—	50	—
Collateralized debt obligations	147	—	1	146	—
Other asset-backed securities (2)	263	24	—	287	—
	2,450	132	5	2,577	—
Short-term	653	—	—	653	—
	3,103	132	5	3,230	—
Fixed maturity securities pledged as collateral:
Short-term	85	—	—	85	—
	85	—	—	85	—
Total available-for-sale investments	3,187	132	5	3,314	—
(1)Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.
(2)Consists primarily of Ambac's holdings of the military housing securitization bonds.
(3)At December 31, 2019, represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses included in gross unrealized losses at December 31, 2019.
| Ambac Financial Group, Inc. 117 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2020, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$718	$719
Due after one year through five years	873	880
Due after five years through ten years	439	459
Due after ten years	184	213
	2,214	2,271
Residential mortgage-backed securities	256	302
Collateralized debt obligations	74	74
Other asset-backed securities	263	303
Total	$2,807	$2,949
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at December 31, 2020, did not have an allowance for credit losses under the CECL standard and at December 2019, did not have other-than-temporary impairments recorded in earnings under prior GAAP. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2020
Fixed maturity securities:
Municipal obligations	$25	$—	$6	$—	$31	$—
Corporate obligations	543	6	—	—	543	6
Foreign obligations	3	—	—	—	3	—
U.S. government obligations	17	1	—	—	17	1
Residential mortgage-backed securities	14	—	—	—	14	—
Commercial mortgage-backed securities	—	—	—	—	—	—
Collateralized debt obligations	27	—	15	—	42	—
Other asset-backed securities	—	—	4	—	4	—
	629	7	25	—	654	8
Short-term	187	—	—	—	187	—
Total temporarily impaired securities	$816	$7	$25	$—	$841	$8

December 31, 2019
Fixed maturity securities:
Municipal obligations	$13	$—	$10	$—	$23	$—
Corporate obligations	63	2	5	—	68	2
Foreign obligations	20	—	—	—	20	—
U.S. government obligations	36	2	2	—	38	2
Residential mortgage-backed securities	5	—	—	—	5	—
Commercial mortgage-backed securities	7	—	—	—	7	—
Collateralized debt obligations	53	—	63	1	116	1
Other asset-backed securities	2	—	7	—	10	—
	200	4	88	1	288	5
Short-term	201	—	—	—	201	—
Total securities	$401	$4	$88	$1	$489	$5
| Ambac Financial Group, Inc. 118 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Management has determined that the securities in the above table do not have credit impairment as of December 31, 2020 and 2019 based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of December 31, 2020, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
Realized Gains and Losses including Impairments
The following table details amounts included in net realized gains (losses) and impairments included in earnings for the affected periods:

Year Ended December 31,	2020	2019	2018
Gross realized gains on securities	$38	$64	$111
Gross realized losses on securities	(12)	(5)	(7)
Foreign exchange (losses) gains	(4)	22	7
Credit impairments	$—	$—	$—
Intent / requirement to sell impairments	$—	$—	$(3)
Net realized gains (losses)	$22	$81	$108
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income under prior GAAP for the years ended December 31, 2019 and 2018:

Year Ended December 31,	2019	2018
Balance, beginning of period	12	67
Additions for credit impairments recognized on:
Securities not previously impaired	—	1
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(1)	(56)
Balance, end of period	12	12
Ambac had zero allowance for credit losses at December 31, 2020.
Ambac did not purchase any financial assets with credit deterioration for the year ended December 31, 2020.
Counterparty Collateral, Deposits with Regulators and Other Restrictions
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $140 and $85 at December 31, 2020 and 2019, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed maturity securities pledged as collateral, at fair value” and "Short-term investments pledged as collateral, at fair value". Refer to Note 12. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $8 and $6 at December 31, 2020 and 2019, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 at December 31, 2020 were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $178 and $197 at December 31, 2020 and 2019, respectively, were pledged as collateral and as sources of funding to repay the Secured Notes issued by Ambac LSNI. The securities may not be transferred or re-pledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes.
AAC also pledged for the benefit of the holders of Secured Notes (other than AAC) the proceeds of interest payments and partial redemptions of the Secured Notes held by AAC. The amount of such proceeds held by AAC was $9 and $55 at December 31, 2020 and 2019 and is included in Restricted cash on the Consolidated Balance Sheet. AAC may, from time to time, sell all or a portion of the Secured Notes it owns. In the event that AAC sells any of the Secured Notes it owns, the proceeds must be used to redeem a like amount of the Ambac Note at par. The price at which AAC sells the Secured Notes may differ from the price at which it redeems the Secured Notes.

| Ambac Financial Group, Inc. 119 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Guaranteed Securities
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at December 31, 2020 and 2019, respectively:

	Municipal Obligations	Corporate Obligations (2)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
December 31, 2020:
Ambac Assurance Corporation	$320	$465	$481	$1,266	CCC+
National Public Finance Guarantee Corporation	6	—	—	6	BBB-
Assured Guaranty Municipal Corporation	1	—	—	1	C
Total	$327	$465	$481	$1,273	CCC+

December 31, 2019:
Ambac Assurance Corporation	$176	$535	$442	$1,153	B-
National Public Finance Guarantee Corporation	11	—	—	11	BBB-
Total	$186	$535	$442	$1,164	B-
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
(2)Represents Ambac's holdings of secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by AAC.
Other Investments
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. In addition to these investments, Ambac has unfunded commitments of $81 to private credit and private equity funds at December 31, 2020.

Class of Funds December 31,	2020	2019	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$16	$16	quarterly	10 business days
Hedge funds (2)	196	65	quarterly or semi-annually	90 days
High yield and leveraged loans (3) (10)	78	176	daily	0 - 30 days
Private credit (4)	65	51	quarterly if permitted	180 days if permitted
Insurance-linked investments (5)	3	3	fully redeemed	none
Equity market investments (6) (10)	73	55	daily	0 days
Investment grade floating rate income (7)	73	66	weekly	0 days
Private equity (8)	13	—	quarterly if permitted	90 days if premitted
Emerging markets debt (9) (10)	25	—	daily	0 days
Total equity investments in pooled funds	$543	$432

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
(4)This class aims to obtain high long-term returns primarily through credit and preferred equity investments with low liquidity and defined term.
(5)This class seeks to generate returns from insurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments.
(6)This class of funds aim to achieve long-term growth through diversified exposure to global equity markets.
(7)This class of funds includes investments in high quality floating rate debt securities including ABS and corporate floating rate notes.
(8)This class seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments.
| Ambac Financial Group, Inc. 120 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
(9)This class seeks long-term income and growth through investments in the bonds of issuers in emerging markets.
(10)These categories include fair value amounts total $89 and $136 at December 31, 2020 and 2019, respectively, that are readily determinable and are priced through pricing vendors, including for High yield and leveraged loans products; $3 and $81 for Equity market investments; $60 and $55; for Emerging markets debt of $25 and $0.
Ambac also held direct equity interests as of December 31, 2020 and 2019, including in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which is accounted for under the equity method.
Investment Income
Net investment income was comprised of the following for the affected periods:

Year Ended December 31,	2020	2019	2018
Fixed maturity securities	$103	$183	$265
Short-term investments	5	17	11
Loans	1	1	1
Investment expense	(6)	(6)	(7)
Securities available-for-sale and short-term	103	196	271
Other investments	19	32	2
Total net investment income (loss)	$122	$227	$273
Net investment income from Other investments primarily represents changes in fair value on securities classified as trading or accounted for under the fair value option, income from investment limited partnerships accounted for under the equity method and the above noted equity interest in an unconsolidated trust accounted for under the equity method.
The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

Year Ended December 31,	2020	2019	2018
Net gains (losses) recognized during the period on trading securities	$—	$24	$(3)
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	(18)	7	1
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$18	$17	$(4)

12. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of December 31, 2020 and 2019.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
December 31, 2020:
Derivative Assets:
Interest rate swaps	$93	$—	$93	$—	$93
Total non-VIE derivative assets	$93	$—	$93	$—	$93
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	114	—	114	113	1
Total non-VIE derivative liabilities	$114	$—	$114	$113	$1
Variable Interest Entities Derivative Assets:
Currency swaps	$41	$—	$41	$—	$41
Total VIE derivative assets	$41	$—	$41	$—	$41
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,835	$—	$1,835	$—	$1,835
Total VIE derivative liabilities	$1,835	$—	$1,835	$—	$1,835
| Ambac Financial Group, Inc. 121 2020 FORM 10-K |

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

Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $1 and $36 as of December 31, 2020 and 2019, respectively. There were no amounts held representing an obligation to return cash collateral as of December 31, 2020 and 2019.
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss) – Year Ended December 31,
		2020	2019	2018
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$—	$2	$(1)
Interest rate swaps	Net gains (losses) on derivative contracts	(9)	(6)	1
Futures contracts	Net gains (losses) on derivative contracts	(41)	(45)	7
Total non-VIE derivatives		(50)	(50)	7
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	(6)	(12)	11
Interest rate swaps	Income (loss) on variable interest entities	(138)	(20)	493
Total Variable Interest Entities		(144)	(32)	505
Total derivative contracts		$(193)	$(82)	$512

Credit Derivatives
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by AAC. The outstanding credit derivative transaction at December 31, 2020, does not include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The principal notional outstanding for credit derivative contracts was $257 and $280 as of
| Ambac Financial Group, Inc. 122 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
December 31, 2020 and 2019, respectively, which had internal Ambac ratings of AA in both periods:
Interest Rate Derivatives
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps, US Treasury futures contracts and other derivatives, to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of December 31, 2020 and 2019, the notional amounts of AFS's derivatives are as follows:

	Notional - December 31,
Type of Derivative	2020	2019
Interest rate swaps—pay-fixed/receive-variable	$726	$1,261
US Treasury futures contracts—short	240	755
Interest rate swaps—receive-fixed/pay-variable	195	332

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of December 31, 2020 and 2019, were as follows:

	Notional - December 31,
Type of VIE Derivative	2020	2019
Interest rate swaps—receive-fixed/pay-variable	$1,233	$1,194
Interest rate swaps—pay-fixed/receive-variable	1,151	1,176
Currency swaps	308	329
Credit derivatives	—	9
Contingent Features in Derivatives Related to Ambac Credit Risk
Ambac’s over-the-counter interest rate swaps are centrally cleared when eligible. Certain interest rate swaps remain with professional swap-dealer counterparties and direct customer counterparties. These non-cleared swaps are generally executed under standardized derivative documents including collateral support and master netting agreements. Under these agreements, Ambac is required to post collateral in the event net unrealized losses exceed predetermined threshold levels. Additionally, given that AAC is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.
As of December 31, 2020 and 2019, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $113 and $89, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $130 and $109, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on December 31, 2020, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

13. LONG-TERM DEBT
Long-term debt outstanding, excluding VIE long-term debt, was as follows:

December 31,	2020			2019
	Par Value	Unamortized Discount	Carrying Value	Par Value	Unamortized Discount	Carrying Value
Ambac Assurance:
5.1% surplus notes	$531	$—	$531	$531	$(14)	$517
5.1% junior surplus notes	365	(118)	247	365	(113)	252
Ambac note	1,641	—	1,641	1,763	—	1,763
Tier 2 notes	306	—	306	281	(4)	278
Ambac UK debt	41	(27)	14	41	(28)	13
Long-term debt	$2,884	$(145)	$2,739	$2,980	$(159)	$2,822
| Ambac Financial Group, Inc. 123 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Aggregated annual maturities of non-VIE long-term debt obligations (based on scheduled maturity dates as further discussed below) are as follows:

2021	$531	(1)
2022	—
2023	1,641
2024	—
2025	—
Thereafter	712	(2)
Total	$2,884
(1)    Includes $531 related to surplus notes that were not approved for payment by OCI on their stated June 7, 2020, maturity date
(2)    Includes $365 of junior surplus notes that were acquired in January and February of 2021 in exchanges for an aggregate of $279 of surplus notes. Refer to "2021 Surplus Note Exchanges" in in Note 1. Background and Business Description.
Surplus Notes
Ambac Assurance's surplus notes, with a par amount of $531 and $531 at December 31, 2020 and 2019, respectively, have a scheduled maturity of June 7, 2020. Surplus notes outstanding are recorded at their fair value at the date of issuance. The discount on surplus notes was accreted into income using the effective interest method based on projected cash flows at the date of issuance through June 7, 2020, using a weighted average imputed interest rate of 10.1%.
Surplus note principal and interest payments require the approval of OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted exceptional payments in connection with (a) increasing the percentage of deferred policy payments of the Segregated Account of Ambac Assurance from 25% to 45% in 2014 and (b) a one-time payment of approximately six months of interest on the surplus notes outstanding immediately after consummation of the Rehabilitation Exit Transactions in 2018 in the amount of $14, of which $3 was received by AFG for surplus notes that it owned and that are considered extinguished for accounting purposes.
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
Refer to Note 1. Background and Business Description for further discussion of the Rehabilitation Exit Transactions, the AMPS Exchange and the 2021 Surplus Note Exchanges, each involving the issuance of surplus notes by AAC.
The retirement of certain notes as part of the Rehabilitation Exit Transactions in 2018 resulted in gains of $3 for the year ended
December 31, 2018, recognized in Net realized gains (losses) on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income.
Junior Surplus Notes
The junior surplus notes have a par value of $365 and $365 at December 31, 2020 and 2019, respectively. Pursuant to the Second Amended Plan of Rehabilitation, Ambac Assurance became the obligor under the junior surplus notes (originally issued by the Segregated Account) as of February 12, 2018.
•Par value at December 31, 2020 and 2019 includes $15 and $15, respectively, of junior surplus notes issued in connection with a settlement agreement (the “OSS Settlement Agreement”) entered into among Ambac, AAC, the Segregated Account and One State Street, LLC (“OSS”) with respect to the termination of Ambac’s office lease with OSS. A portion of the principal balance of the originally issued notes were reduced based on rents paid to OSS by AAC after December 31, 2015. Par value of these junior surplus notes was reduced by $0 and $2 during the years ended December 31, 2020 and 2019, respectively, as rent payments were made by Ambac Assurance. As of December 31, 2020, there was no remaining balance of the junior surplus notes that can be reduced on rents paid by AAC. These junior surplus notes were recorded at their fair value at the date of issuance. The discount on these notes was accreted into income from the date of issuance through June 7, 2020, using the effective interest method at an imputed interest rate of 19.5%. As further described in Note 1. Background and Business Description, on February 11, 2021, AAC completed the JSN Exchange, pursuant to which it acquired all remaining junior surplus notes originally issued in connection with the OSS Settlement Agreement.
•Par value at December 31, 2020 and 2019 includes $350 of a junior surplus note originally issued to AFG pursuant to AFG's Chapter 11 Reorganization Plan in accordance with the Mediation Agreement dated September 21, 2011, among AFG, AAC, the Segregated Account, the Rehabilitator, the OCI and the Official Committee of Unsecured Creditors of AFG, and that AFG sold to the Corolla Trust on August 28, 2014. This junior surplus note was recorded at a discount to par based on its fair value on August 28, 2014. Ambac is accreting the discount on this junior surplus note into earnings using the effective interest method, based on an imputed interest rate of 8.4%. As further described in Note 1. Background and Business Description, on January 22, 2021, AAC completed the Corolla Note Exchange, pursuant to which it effectively acquired the junior surplus notes from the Corolla Trust.
Ambac Note
The Ambac Note, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, as more fully described in Note 1. Background and Business Description, has a par value of $1,641 and $1,763 at December 31, 2020 and 2019, respectively, and has a legal maturity of February 12, 2023. Interest on the Ambac Note is payable quarterly (on the last day of each quarter beginning with June 30, 2018) at an annual rate
| Ambac Financial Group, Inc. 124 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
of 3-month U.S. Dollar LIBOR + 5.00%, subject to a 1.00% LIBOR floor. During the years ended December 31, 2020 and 2019, $121 and $178 par value of the Ambac Note was redeemed, respectively. The maturity date for the Ambac Note is the earlier of (x) February 12, 2023, and (y) if the Secured Notes are then outstanding, the date that is five business days prior to the date for which OCI has approved the repayment of the outstanding principal amount of the surplus notes issued by Ambac Assurance. Promptly, and in any event within four business days after the receipt (whether directly or indirectly) of any representation and warranty subrogation recoveries, Ambac Assurance shall (i) apply an amount (the “Mandatory Redemption Amount”) equal to the lesser of (a) the amount of representation and warranty subrogation recoveries up to $1,400 and (b) all outstanding principal and accrued and unpaid interest on the Ambac Note to redeem the Ambac Note, in whole or in part, as applicable; provided, that any non-cash representation and warranty subrogation recoveries shall be deemed to be received upon the receipt of the applicable appraisal.
•The portion of the Ambac Note issued in connection with the exchange of surplus notes ("Ambac Note A") was accounted for as a debt modification since the creditors before and after the exchange remained the same and the change in terms was not considered substantial. A substantial change is considered to be a change in cash flows of equal to or greater than 10%, and because the change in cash flows was less than 10%, debt modification accounting is appropriate. Under debt modification accounting, Ambac Note A was recorded at a discount to par based on the carrying value of the surplus notes less the cash consideration paid. Furthermore, no gain or loss was recorded on the surplus note exchange and a new effective interest rate was established based on the cash flows of Ambac Note A. Any consideration paid directly related to the issuance of Ambac Note A was expensed as incurred.
•The portion of the Ambac Note issued in connection with the exchange of Deferred Amounts ("Ambac Note B") was recorded at fair value. The Deferred Amount exchange was accounted for as an extinguishment of the Deferred Amounts with the gain reflected as a benefit to loss and loss expenses. Any consideration paid directly related to the issuance of Ambac Note B was capitalized and amortized as part of the effective yield calculation.
The aggregate discount on the entire Ambac Note (portions A and B) was accreted into earnings from the date of issuance through September 30, 2018, using the effective interest method, based on an imputed interest rate of 7.6%. Refer to Note 1. Background and Business Description for further discussion of the Rehabilitation Exit Transactions in connection with which the Ambac Note was issued. Refer to the discussion under "Counterparty Collateral, Deposits with Regulators and Other Restrictions" in Note 10. Investments for further information on security and collateral related to the Ambac Note and the Secured Notes issued by Ambac LSNI.
Tier 2 Notes
The Tier 2 Notes, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, with a par value of $306 and $281 (including paid-in-kind interest of $66 and $41)
at December 31, 2020 and 2019, respectively, have a legal maturity of February 12, 2055. Interest on the Tier 2 Notes is at an annual rate of 8.50%. Other than upon payment of principal at redemption or maturity, interest payments will not be made in cash on interest payment dates and shall be paid-in-kind and compounded on the last day of each calendar quarter. The Tier 2 Notes were recorded at a discount to par as any consideration paid that was directly related to the issuance of the Tier 2 Notes was capitalized and is part of the effective yield calculation. Ambac is accreting the discount on the Tier 2 Notes into earnings using the effective interest method, based on an imputed interest rate of 9.9%.
The Tier 2 Notes are subject to mandatory redemption upon: (i) receipt of representation and warranty subrogation recoveries in excess of $1,600 ("Tier 2 Net Proceeds") and (ii) payment of principal or interest on AAC surplus notes. Promptly, and in any event within five business days after the receipt (whether directly or indirectly) of Tier 2 Net Proceeds, AAC shall deposit an amount equal to the Tier 2 Net Proceeds to a collateral account, provided, that any non-cash representation and warranty subrogation recoveries shall be deemed to be received upon the receipt of the applicable appraisal of the consideration received by AAC. Similarly, within five business dates after a surplus note payment (other than in connection with the Rehabilitation Exit Transactions), AAC shall deposit an amount based on the percentage of surplus notes paid applied to the outstanding balance of the Tier 2 Notes to a collateral account. In both cases, the amount deposited shall not be in excess of the amount required to redeem all outstanding Tier 2 Notes. Also, such amounts shall be used to initiate a redemption on the initial call date for the Tier 2 Notes or, if the initial call date has occurred, promptly following the receipt of the Tier 2 Net Proceeds or surplus note payment.
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
Ambac UK Debt
The Ambac UK debt, issued in connection with the Ballantyne commutation on June 18, 2019, has a par value of $41 and $41 at December 31, 2020 and 2019, and a legal maturity of May 2, 2036. Interest on the Ambac UK debt is at an annual rate of 0.00%. The Ambac UK debt was recorded at its fair value at the date of issuance. The discount on the debt is currently being accreted into income using the effective interest method at an imputed interest rate of 7.4%.
| Ambac Financial Group, Inc. 125 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Variable Interest Entities, Long-term Debt

The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on certain of the VIEs obligations. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due and to the extent such obligations are guaranteed by Ambac. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $3,927 and $3,990 as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the ranges of final maturity dates of the outstanding long-term debt associated with these VIEs were December 2025 to August 2054 and December 2025 to August 2054, respectively. As of December 31, 2020 and 2019, the interest rates on these VIEs’ long-term debt ranged from 0.00% to 7.93% in both years. respectively. Aggregated annual maturities of VIE long-term debt following December 31, 2020 are: 2021-$0; 2022-$0; 2023-$0; 2024-$0; 2025-$83; Thereafter-$3,844.
14. INCOME TAXES
AFG files a consolidated Federal income tax return with its subsidiaries. AFG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2013
New York City	2016
United Kingdom	2017
Italy	2016

Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

Year Ended December 31,	2020	2019	2018
U.S.	$(441)	$(174)	$264
Foreign	1	(9)	8
Total	$(440)	$(183)	$273
Provision (Benefit) for Income Taxes
The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2020	2019	2018
Current taxes
U. S. federal	$—	$—	$(2)
U.S. state and local	—	(3)	2
Foreign	8	37	(1)
Total current taxes	8	34	—
Deferred taxes
Foreign	(10)	(1)	5
Total deferred taxes	$(10)	$(1)	$5
Provision for income taxes	$(3)	$32	$5

The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2020, 2019 and 2018 is as follows:

Year Ended December 31,	2020	2019	2018
Total income taxes charged to net income	$(3)	$32	$5
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities	3	14	12
Unrealized gains (losses) on foreign currency translations	—	—	—
Valuation allowance to equity	(3)	(23)	(9)
Total charged to stockholders’ equity:	1	(8)	3
Total effect of income taxes	$(1)	$24	$8

| Ambac Financial Group, Inc. 126 2020 FORM 10-K |

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

	2020		2019		2018
Year Ended December 31,	Amount	%	Amount	%	Amount	%
Tax on income (loss) at statutory rate	$(92)	21.0%	$(38)	21.0%	$57	21.0%
Changes in expected tax resulting from:
Tax-exempt interest	(2)	0.4%	(3)	1.8%	(7)	(2.5)%
Foreign taxes	6	(1.4)%	40	(22.1)%	10	3.9%
Substantiation adjustment	(29)	6.7%	28	(15.3)%	(60)	(22.0)%
Valuation allowance	113	(25.6)%	8	(4.4)%	5	1.9%
Change in Tax Law	—	—%	—	—%	(2)	(0.7)%
Other, net	—	—%	(2)	1.3%	1	0.4%
Tax expense on income (loss)	$(3)	0.7%	$32	(17.7)%	$5	2.0%

Unrecognized Tax Positions
A reconciliation of the beginning and ending amounts of material unrecognized tax benefits for 2020, 2019 and 2018 is as follows:

Year Ended December 31,	2020	2019	2018
Balance, beginning of period	$—	$—	$—
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Balance, end of period	$—	$—	$—

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2020 and 2019, are presented below:

December 31,	2020	2019
Deferred tax liabilities:
Insurance intangible	$78	$90
Unearned premiums and credit fees	32	42
Investments	22	32
Variable interest entities	13	12
Other	7	8
Total deferred tax liabilities	152	183
Deferred tax assets:
Net operating loss and capital carryforward	764	742
Loss reserves	218	148
Debentures	22	29
Compensation	9	7
Other	5	1
Subtotal deferred tax assets	1,019	927
Valuation allowance	891	777
Total deferred tax assets	128	151
Net deferred tax liability	$24	$32
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient U.S. federal, state and/or local taxable income to recover the deferred tax operating assets and therefore maintains a full valuation allowance. The remaining net deferred tax liability of $24 is attributable to Ambac U.K.
NOL Usage
In December 2020, AFG and certain subsidiaries and affiliates amended their existing tax sharing agreement (the "Third TSA Amendment"). Under the Third TSA Amendment, AAC and AFG agreed to reallocate $210 of net operating loss carry-forwards (“NOLs”) from AAC to AFG and to eliminate AAC's requirement to make future payments based on its utilization of NOLs ("tolling payments") for any taxable year beginning on or after January 1, 2019. In connection with the Third TSA Amendment, AAC paid to AFG approximately $28 of accrued tolling payments based on NOLs used by AAC in 2017. The Third TSA Amendment did not affect the NOL tolling payments AAC would be required to make in connection with the 2013 Closing Agreement between Ambac and the United States Internal Revenue Service, which could amount to as much as $8.
As of December 31, 2020, the Company has $3,639 of NOLs, which if not utilized will begin expiring in 2029, and will fully expire in 2041.
15. EMPLOYMENT BENEFIT PLANS
Postretirement Health Care and Other Benefits
Ambac provides postretirement and postemployment / severance benefits, including health and life benefits for certain employees who meet predefined age and service requirements. None of the plans are currently funded. Postretirement and postemployment benefits expense, including severance benefits paid, were $1, $3 and $1 for the years ended December 31, 2020, 2019 and 2018, respectively.
| Ambac Financial Group, Inc. 127 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Effective August 1, 2005, new employees were not eligible for postretirement benefits. The current postretirement benefit requires retirees to purchase their own medical insurance policy with a portion of their premium being reimbursed by Ambac. The unfunded accumulated postretirement benefit obligation was $10 as of December 31, 2020. The assumed health care cost trend rates range from 5.2% in 2021, decreasing ratably to 4.5% in 2030.
The following table sets forth projected benefit payments from Ambac’s postretirement plan over the next ten years for current retirees:

2021	$—
2022	—
2023	—
2024	—
2025	1
2025-2029	3
Total	$5

The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to a pension liability index with similar duration to that of the benefit plan. The rates used for the projected plan benefit obligations at the measurement date for December 31, 2020 and 2019, were 2.25% and 3.00%, respectively.
Savings Incentive Plan
Substantially all employees of AAC are covered by a defined contribution plan (the “Savings Incentive Plan”). AAC makes employer matching contributions equal to 100% of the employees’ contributions, up to 3% of such participants’ compensation, as defined in the plan, plus 50% of contributions up to an additional 2% of compensation, subject to limits set by the Internal Revenue Code. The total cost of the Savings Incentive Plan was $1, $1 and $1 for the years December 31, 2020, 2019 and 2018, respectively.
Incentive Compensation - Stock Units and Cash
Incentive compensation is a key component of our compensation strategy. Our incentive compensation awards generally have two components: short term incentive compensation awards ("STIP") and long term incentive plan awards ("LTIP"). Annual decisions with regard to incentive compensation are generally made in the first quarter of each year and are based on Company performance and individual and business unit performance of the previous year. In addition to the stock based awards discussed below, Ambac's incentive compensation includes cash payments which may consist of annual awards under the STIP, deferred payments that vest over two years or other performance based cash awards. For all employees, an allocation of incentive compensation is made between STIP and LTIP awards.
Employees, directors and consultants of Ambac are eligible to participate in Ambac’s 2020 Incentive Compensation Plan (“2020 Plan”), which is the successor plan to the 2013 Incentive Compensation Plan ("2013 Plan"), subject to the discretion of the compensation committee of Ambac’s Board of Directors.
The 2020 Plan and 2013 Plan each provide for incentives and rewards that are valued or determined by reference to Ambac common stock as currently traded on the New York Stock Exchange. Beginning with the June 2, 2020, effective date (the "Effective Date") of the 2020 Plan, all new awards are granted under the 2020 Plan and may not be granted under the 2013 Plan. However, the terms and conditions of the 2013 Plan continue to govern outstanding awards granted under the 2013 Plan. There are 1,475,000 and 4,000,000 shares of Ambac's common stock authorized for issuance that can be awarded under the 2020 Plan and 2013 Plan, respectively. Awards may also be made under the 2020 Plan with respect to the shares that, as of the Effective Date, remained available for grant under the 2013 Plan. In addition, shares subject to outstanding awards granted under the 2013 Plan as of the Effective Date that subsequently terminate by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares will become available for awards under the 2020 Plan. Of the total shares authorized for issuance pursuant to the 2020 Plan and 2013 Plan, 2,096,292 shares are available for future grant as of December 31, 2020. Shares available for future grant are reduced by the maximum number of shares that could be issued pursuant to outstanding performance awards. The number of shares available for future grant considering the target number of shares instead of the maximum number of shares related to performance awards is 3,058,603.
The amount of stock-based compensation expense and corresponding after-tax expense are as follows:

Year Ended December 31,	2020	2019	2018
Stock options	$—	$—	$—
Restricted stock units	3	4	6
Performance awards	8	8	6
Total stock-based compensation	$11	$12	$12
Total stock-based compensation (after-tax)	$11	$12	$12
Stock Options
Stock options were awarded in 2013 to directors that had an expiry term of seven years from the grant date, subject to earlier expiration upon the recipient's departure from the Company. A summary of stock option activity for 2020 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of period	16,667	$20.63
Granted	—	—
Exercised	—	—
Forfeited or expired	(16,667)	20.63
Outstanding at end of period	—	$—	$—	0.00
Exercisable	—	$—	$—	0.00
| Ambac Financial Group, Inc. 128 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
No stock options were exercised during the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted Stock Units (“RSUs”)
RSUs have been awarded to certain employees for a portion of their STIP compensation, LTIP compensation, sign-on, special awards for exceptional performance. RSUs have also been awarded to consultants for meeting certain contractual performance goals. The previously issued STIP awards vested upon grant, but settlement was deferred (other than for employment tax withholdings) into two equal installments generally on the first and second anniversary date of the grant. The LTIP, sign-on and special awards generally vest in equal installments over a two to three year period. Awards granted to consultants vest on the second year anniversary of date of grant. Such vesting is expressly conditioned upon the respective employees or non-employees continued service with Ambac through the applicable vesting date, although vesting is accelerated for terminations due to death, disability, eligible retirement, or involuntary termination by the Ambac other than for cause.
RSUs have been awarded annually to directors and vest on the last day of April of the following year. These RSUs will not settle until the respective director’s termination from the board of directors or, if earlier, upon a change in control. All RSUs provide for accelerated vesting upon a change in control, death or disability or involuntary removal other than for cause (not including removal pursuant to a shareholder vote at a regularly scheduled annual meeting of shareholders). Upon termination (other than for cause), the unvested RSUs shall partially vest as of the date of such termination in an amount equal to the number of then outstanding unvested RSUs multiplied by a fraction, the numerator of which shall be the number of calendar days which have lapsed since the grant date and the denominator of which shall be the total number of calendar days of the original vesting period.
As of December 31, 2020, 773,657 RSUs remained outstanding, of which (i) 345,302 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 428,355 units do not require future service and are deferred for future settlement. As of December 31, 2019, 702,579 RSUs remained outstanding, of which (i) 248,942 units required future service as a condition to the delivery of the underlying shares of common stock, and (ii) 453,637 units did not require future service and were deferred for future settlement.
A summary of RSU activity for 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	702,579	$18.19
Granted	297,517	17.36
Delivered or returned to plan (1)	(224,829)	17.59
Forfeited	(1,610)	19.19
Outstanding at end of period	773,657	$18.04
(1)    When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2020, Ambac purchased 85,654 of shares from employees that settled restricted stock units to meet the required tax withholdings.
Ambac’s closing share price on the grant date was used to estimate the fair value of the service condition based RSU on the grant date. The weighted average grant date fair value of RSUs granted during 2020, 2019 and 2018 was $17.36, $19.75 and $16.35, respectively. As of December 31, 2020, there was $4 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 1.6 years. The fair value for RSUs vested and delivered during the year ended December 31, 2020, 2019 and 2018 was $4, $4 and $1, respectively.
Performance Stock Awards ("PSUs")
Performance awards granted vest in 3 years and awards have components relative to performance at AFG and AAC. Actual awards can payout 0% to 220% of the number of units granted. Under currently outstanding award agreements, performance will be evaluated as follows:
•AFG performance will be evaluated relative to cumulative earnings before interest, taxes, depreciation and amortization over the vesting period (exclusive of AAC and its subsidiaries' earnings), which is intended to reward participants for generating pre-tax income.
•AAC performance will be evaluated according to: (i) changes in AAC's assets relative to its insurance and financial obligations, which is intended to reward participants for increases in the relative value of AAC, and (ii) reductions in watch list and adversely classified credits, which is intended to reward participants for de-risking the financial guarantee insured portfolio.
•In 2019, a relative Total Shareholder Return modifier was added as an additional metric with respect to the LTIP award payouts. The modifier will cause the payout at the end of the performance period to be increased or decreased by 10% if AFG's stock performance compared to a peer group is at or above the 75th percentile or at or below the 25th percentile, respectively.
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
| Ambac Financial Group, Inc. 129 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
A summary of PSU activity for 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	650,212	$17.98
Granted (1)	331,184	19.99
Delivered (2)	(184,896)	22.35
Forfeited	(6,071)	18.00
Performance adjustment (3)	54,085	22.35
Outstanding at end of period	844,514	$18.09
(1)    Represents performance share units at 100% of units granted for LTIP Awards.
(2)    Reflects the number of performance shares attributable to the performance goals attained over the completed performance period and for which service conditions have been met. When performance stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2020, Ambac purchased 70,340 of shares from employees that settled performance based restricted stock units to meet the required tax withholdings.
(3)    Represents the increase (decrease) in shares issued for awards granted in 2017 based upon the attainment of performance metrics at the end of the performance period.
As of December 31, 2020, there was $6 of total unrecognized compensation costs related to the PSU portion of unvested performance awards, which are expected to be recognized over a weighted average period of 1.7 years.

16. LEASES
Ambac adopted the New Lease Standard, as defined and further described in Note 2. Basis of Presentation and Significant Accounting Policies on January 1, 2019. Ambac is the lessee and lessor for certain lease agreements further described below.
Lessee information
Ambac is the lessee in operating leases for corporate offices, a data center and equipment. Ambac's purchase of Xchange resulted in additional office and equipment leases. Leases in effect at December 31, 2020, have remaining lease terms ranging from less than 1 year to 9 years. Our data center lease has an automatic renewal of one-year unless either party elects to terminate by providing 120 days notice prior to the renewal. This renewal feature is not recognized in the lease liability or right-of-use asset as it is not reasonably certain we will elect to renew. An office lease related to Xchange includes a one-time early termination provision. The lease liability and right-of-use asset on this lease consider its full term as Ambac does not reasonably expect to exercise the early termination option. No other leases contain extension or termination provisions.
Lease costs are included in operating expenses on the Consolidated Statement of Total Comprehensive Income (Loss).
The components of lease costs, net of sub-lessor income, is as follows:

Year Ended December 31,	2020	2019
Operating lease cost	$4	$7
Variable lease cost	—	—
Sublease income	(1)	(1)
Total lease cost	$4	$7
Ambac is required to make variable lease payments under certain leases which primarily relates to variable costs of the lessor, such as taxes, insurance, maintenance and electricity.
Supplemental information related to leases is as follows:

Year Ended December 31,	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$4	$6
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash) (1)	—	30
(1)     Includes right-of-use assets of $14 for the year ended December 31, 2019 for leases which existed prior to the New Lease Standard implementation date of January 1, 2019.
Supplemental balance sheet information related to leases is as follows:

December 31,	2020	2019
Operating leases:
Operating lease right of use assets	$25	$25
Operating lease liabilities	30	29
Weighted average remaining lease term:
Operating leases	8.7 years	9.9 years
Weighted average discount rate:
Operating leases	7.7%	7.9%
Operating lease right of use assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, on the consolidated balance sheet.
Future undiscounted lease payments, gross of sublease receipts, to be made are as follows:

As of December 31, 2020	Operating Leases
2021	$5
2022	5
2023	5
2024	5
2025	5
Thereafter	18
Total lease payments	41
Less: imputed interest	(11)
Total	$30
| Ambac Financial Group, Inc. 130 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Lessor information
Ambac is the lessor in one operating sublease of corporate office space which has a remaining term of 9.0 years. There are no extension or termination provisions.
Future undiscounted lease payments to be received are as follows:

As of December 31, 2020	Operating Leases
2021	$1
2022	1
2023	1
2024	1
2025	1
Thereafter	5
Total lease receipts	$11

17. COMMITMENTS AND CONTINGENCIES
Litigation Against Ambac
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017).  Plaintiffs, the corporate developers of various military housing projects, filed an amended complaint on October 27, 2017 against AAC, a former employee of AAC, and certain unaffiliated persons and entities, asserting claims for (i) violation of 18 U.S.C §§ 1962(c) and 1962(d) (civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspiracy to commit civil RICO), (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) fraudulent misrepresentation, (v) fraudulent concealment and (vi) conspiracy to commit fraud.  The claims relate to bonds and debt certificates (insured by AAC) that were issued to finance the renovation and construction of housing at certain military bases. Plaintiffs allege that defendants secretly conspired to overcharge plaintiffs for the financing of the projects and directed the excess profits to themselves.  Plaintiffs allege defendants generated these excess profits by supposedly charging inflated interest rates, manipulating “shadow ratings,” charging unnecessary fees, and hiding evidence of their alleged wrongdoing. Plaintiffs seek, among other things, compensatory damages, disgorgement of profits and fees, punitive damages, trebled damages and attorneys’ fees. Ambac and the other defendants filed motions to dismiss the amended complaint on November 13, 2017. On July 17, 2018, the court granted AAC’s and the other defendants’ motion to dismiss the first amended complaint without prejudice. On December 17, 2018, Plaintiffs filed a second amended complaint. On February 15, 2019, Ambac and the other defendants filed a motion to dismiss the second amended complaint. On September 26, 2019, the court issued a decision denying defendants’ motion to dismiss and sua sponte reconsidering its previous denial of defendants’ motion to transfer venue to the Southern District of New York (“SDNY”). On October 4, 2019, the case was transferred to the SDNY. On October 10, 2019, the defendants filed motions in the SDNY to vacate or reconsider the decision by the Northern District of California on the defendants’ motion to dismiss. On October 24,
2019, plaintiffs filed their brief in opposition to defendants' motions to vacate or reconsider, and on October 31, 2019, defendants filed their reply briefs in further support of their motions. On November 20, 2019, the court ordered that the defendants’ answers to the second amended complaint would be due seven days after the court issues a decision on their motions.
Financial Oversight and Management Board for Puerto Rico, et al. v. Autonomy Master Fund Limited, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00291, filed May 2, 2019). On May 2, 2019, the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board"), together with the Official Committee of Unsecured Creditors for the Commonwealth (the "Committee") filed an adversary proceeding against certain parties that filed proofs of claim on account of general obligation bonds issued by the Commonwealth of Puerto Rico, including AAC. The complaint seeks declarations that the general obligation bonds are unsecured obligations and, in the alternative, seeks to avoid any security interests that holders of such bonds may have. On June 12, 2019, a group of general obligation bondholders moved to dismiss the complaint. On June 13, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. AAC filed a statement of position and reservation of rights on February 5, 2020; certain other defendants filed motions to dismiss on this same date. On February 9, 2020, the Oversight Board announced that it intends to file, and to seek to confirm, an amended plan of adjustment (the “Amended POA”). On March 10, 2020, the District Court ordered that this case remain stayed while the Oversight Board attempts to confirm the Amended POA.
Financial Oversight and Management Board for Puerto Rico, et al. v. Ambac Assurance Corporation, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00363, filed May 20, 2019). On May 20, 2019, the Oversight Board, together with the Committee, as Plaintiffs, filed an adversary proceeding against certain parties that filed proofs of claim on account of bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA"), including AAC. The complaint seeks declarations that the PRHTA bonds are only secured by revenues on deposit with the PRHTA Fiscal Agent and that PRHTA bondholders have no security interest in any other property of PRHTA or the Commonwealth, and in the alternative, to the extent such other security interests exist, the complaint seeks to avoid other security interests that holders of PRHTA bonds may have. On June 14, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On December 19, 2019, the District Court ordered that this matter will remain stayed pending further order of the District Court pursuant to the Oversight Board’s initiation of a separate adversary proceeding concerning PRHTA bonds (No. 20-ap-00005, discussed below).
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020).
| Ambac Financial Group, Inc. 131 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the team of mediators designated in the Commonwealth’s restructuring cases (the “Mediation Team“), on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the PRIFA bond trustee, all of which Defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. Oral argument on the motion for summary judgment was held on September 23, 2020. On January 20, 2021, the District Court granted defendants’ request for deferral of the adjudication of the summary judgment motion until defendants have the opportunity to conduct certain discovery. Discovery is ongoing.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Convention Center District Authority (“PRCCDA”) and the PRCCDA bond trustee, all of which Defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. Oral argument on the motion for summary judgment was held on September 23, 2020. On January 20, 2021, the District Court granted defendants’ request for deferral of the adjudication of the summary judgment motion until defendants have the opportunity to conduct certain discovery. Discovery is ongoing.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which Defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow Defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. Oral argument on the motion for summary judgment was held on September 23, 2020. On January 20, 2021, the District Court granted defendants’ request for deferral of the adjudication of the summary judgment motion until defendants have the opportunity to conduct certain discovery. Discovery is ongoing.
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
NC Residuals Owners Trust, et al. v. Wilmington Trust Co., et al. (Delaware Court of Chancery, C.A. No. 2019-0880, filed Nov. 1,  2019).  On November 1, 2019, AAC became aware of a new declaratory judgment action filed by certain residual equity interest holders (“NC Owners” or “Plaintiffs”) in fourteen National Collegiate Student Loan Trusts (the “Trusts”) against Wilmington Trust Company, the Owner Trustee for the Trusts; U.S. Bank National Association, the Indenture Trustee; GSS Data Services, Inc., the Administrator; and AAC.  Through this action, Plaintiffs seek a number of judicial determinations. On January 21, 2020, the presiding Vice Chancellor entered an order consolidating the action with previously filed litigation relating to the Trusts. On February 13, 2020, AAC, the Owner Trustee, the Indenture Trustee, and other parties filed declaratory judgment counterclaims. Several parties, including Plaintiffs and Ambac Assurance, filed motions for judgment on the pleadings in support of their requested judicial determinations. On August 27, 2020, the Vice Chancellor issued an opinion addressing all of the pending motions for judgment on the pleadings, which granted certain of the parties’ requested judicial determinations and denied others. He deferred judgment on still other declarations pending further factual development. Trial on the unresolved contractual interpretation issues has been scheduled for September 13–17, 2021.
AAC’s estimates of projected losses for RMBS transactions consider, among other things, the RMBS transactions’ payment waterfall structure, including the application of interest and principal payments and recoveries, and depend in part on our interpretations of contracts and other bases of our legal rights. From time to time, bond trustees and other transaction participants have employed different contractual interpretations and have commenced, or threatened to commence, litigation to resolve these differences. It is not possible to predict whether additional disputes will arise, nor the outcomes of any potential litigation. It is possible that there could be unfavorable outcomes in this or other disputes or proceedings and that our interpretations may prove to be incorrect, which could lead to changes to our estimate of loss reserves.
| Ambac Financial Group, Inc. 132 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
AAC has periodically received various regulatory inquiries and requests for information with respect to investigations and inquiries that such regulators are conducting. AAC has complied with all such inquiries and requests for information.
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
Puerto Rico
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037, filed January 7, 2016). AAC, along with co-plaintiffs Assured Guaranty Corp. and Assured Guaranty
Municipal Corp., filed a complaint for declaratory and injunctive relief to protect its rights against the illegal clawback of certain revenue by the Commonwealth of Puerto Rico.  Defendants moved to dismiss on January 29, 2016. On October 4, 2016, the court denied the Defendants’ motions to dismiss. On October 14, 2016, Defendants filed a Notice of Automatic Stay, asserting that Plaintiffs’ claims have been rendered moot and further asserting that the case was automatically stayed under section 405 of the Puerto Rico Oversight, Management and Economic Stability Act ("PROMESA"). On October 28, 2016, Plaintiffs informed the court that neither party was currently challenging the stay, and expressly reserved their right to seek to lift the stay at any time. Plaintiffs also objected to Defendants’ assertion that the case should be dismissed as moot. PROMESA’s litigation stay expired on May 2, 2017. On May 3, 2017, the Oversight Board filed a petition to adjust the Commonwealth’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against the Commonwealth. On May 17, 2017, the court issued an order staying this case until further order of the court.
Ambac Assurance Corporation v. Puerto Rico Highways and Transportation Authority (United States District Court, District of Puerto Rico, No. 16-cv-1893, filed May 10, 2016). AAC filed a complaint against the Puerto Rico Highways and Transportation Authority ("PRHTA") on May 10, 2016, alleging breach of fiduciary duty and breach of contract in connection with PRHTA’s extension of an existing toll road concession agreement. The complaint alleges that it was inappropriate for PRHTA to enter into the extension agreement in its current state of financial distress because PRHTA has no control over, and is unlikely to receive, the proceeds of the transaction. AAC also filed related motions seeking the appointment of a provisional receiver for PRHTA and expedited discovery. On May 21, 2017, the Oversight Board filed a petition to adjust PRHTA’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against PRHTA. On May 24, 2017, the court issued an order staying this case until further order of the court.
Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374, filed July 20, 2016). On October 7, 2016, certain General Obligation bondholder Plaintiffs in an action to which AAC was not then a party filed a motion for leave to amend an existing complaint, adding the Puerto Rico Sales Tax Financing Corporation ("COFINA"), COFINA’s executive director, and the trustee for the COFINA bonds as Defendants, and asserting numerous claims that challenged the legal validity of the COFINA structure and seek injunctive relief requiring the sales and use tax proceeds securing COFINA’s bonds to be transferred to the Puerto Rico Treasury. On February 17, 2017, the court permitted AAC to intervene. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico, and on May 5, 2017, a petition under Title III of PROMESA was filed on behalf of COFINA, resulting in an automatic stay of litigation against the Commonwealth and COFINA (respectively). On May 17, 2017, the court issued an order staying this case until further order of the court. On October 19, 2018, the Oversight Board filed (i) a disclosure statement and a plan of adjustment for COFINA (the “COFINA Plan”) in the COFINA Title III case incorporating a resolution
| Ambac Financial Group, Inc. 133 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
of the dispute between the Commonwealth and COFINA concerning entitlement to sales and use taxes (the “Commonwealth-COFINA Dispute”), and (ii) a motion under Bankruptcy Rule 9019 in the Commonwealth Title III case for approval of the settlement of the Commonwealth-COFINA Dispute (the “9019 Motion”). On February 4, 2019 the District Court granted the 9019 Motion and confirmed the COFINA Plan, which resolves the dispute in this case. The COFINA Plan became effective on February 12, 2019. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order. On April 12, 2019, the Oversight Board and the Puerto Rico Fiscal Agency and Financial Advisory Authority ("AAFAF") moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On February 8, 2021, the First Circuit dismissed the appeals of the confirmation order.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1567, filed May 2, 2017). On May 2, 2017, AAC filed a complaint seeking a declaration that the Commonwealth’s Fiscal and Economic Growth Plan (the "FEGP") and a recently enacted statute called the “Fiscal Plan Compliance Law” are unconstitutional and unlawful because they violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and are unlawful transfers of property from COFINA to the Commonwealth in violation of PROMESA. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico, and on May 5, 2017, a petition under Title III of PROMESA was filed on behalf of COFINA, resulting in an automatic stay of litigation against COFINA. On May 17, 2017, the court issued an order staying this case until further order of the court. On February 4, 2019, the District Court granted the 9019 Motion and confirmed the COFINA Plan. The COFINA Plan became effective on February 12, 2019. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order. AAC anticipates that this case will be voluntarily dismissed given the effectiveness of the COFINA Plan.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1568, filed May 2, 2017). On May 2, 2017, AAC filed a complaint alleging that various moratorium laws and executive orders enacted by the Commonwealth to claw back funds from PRIFA, PRHTA, and PRCCDA bonds violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and unlawfully transfer PRHTA, PRCCDA, and PRIFA property to the Commonwealth. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico and on May 21, 2017, a petition under Title III of PROMESA was filed on behalf of PRHTA, resulting in an automatic stay of litigation against the Commonwealth and PRHTA (respectively). On May 17, 2017, the court issued an order staying this case until further order of the court.
Ambac Assurance Corporation v. U.S. Department of Treasury et al. (United States District Court, District of Columbia, No. 17-809, filed May 2, 2017). On May 2, 2017, AAC filed a complaint against the U.S. Department of Treasury and Steven Mnuchin, in his official capacity as Secretary of the Treasury, alleging that Puerto Rico’s ongoing diversion of rum taxes from PRIFA violates the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, and seeking an equitable lien on all rum taxes possessed by the U.S. Treasury, and an injunction preventing their transfer to the Commonwealth. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico. On May 24, 2017, the Oversight Board filed a statement requesting that the court take notice of the stay resulting from the Commonwealth’s Title III filing. On May 25, 2017, the court issued an order staying this case as a result of the Title III proceedings.
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York. No. 1:17-cv-03804, filed May 2, 2017). On May 2, 2017, AAC filed a complaint in New York State Supreme Court, New York County, against the trustee for the COFINA bonds, Bank of New York Mellon ("BNY"), alleging breach of fiduciary, contractual, and other duties for failing to adequately and appropriately protect the holders of certain AAC-insured senior COFINA bonds. On May 19, 2017, BNY filed a notice of removal of this action from New York state court to the United States District Court for the Southern District of New York. On May 30, 2017, the United States District Court for the District of Puerto Rico entered an order in an adversary proceeding brought by BNY (No. 1:17-ap-00133) staying this litigation pending further order of the court. The COFINA Plan became effective on February 12, 2019, and, pursuant to the District Court’s confirmation order, this litigation is permitted to continue, with Ambac’s claims against BNYM being limited to those for gross negligence, willful misconduct and intentional fraud. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On February 8, 2021, the First Circuit dismissed the appeals of the confirmation order.
Bank of New York Mellon v. COFINA, et al. (United States District Court, District of Puerto Rico, No. 1:17-ap-00133, filed May 16, 2017). On May 16, 2017, BNY filed an interpleader action styled as an adversary proceeding against COFINA and certain creditors of COFINA, including AAC, that have made competing claims of entitlement to funds held by BNY in order to determine the parties’ respective entitlements to the funds. BNY also sought a release of liability in association with the COFINA funds in its possession.. On September 27, 2018, the court terminated competing motions for summary judgment without prejudice in light of the pending agreement in principle between the agent for COFINA and the agent for the Commonwealth in adversary proceeding no. 1:17-ap-00257 (the “Commonwealth-COFINA Dispute,” discussed below). On October 19, 2018, the Oversight Board filed (i) a disclosure statement and the COFINA Plan in the COFINA Title III case incorporating a resolution of the Commonwealth-COFINA Dispute, and (ii) the 9019 Motion in the Commonwealth Title III case for approval of the settlement of the Commonwealth-COFINA Dispute. On February 4, 2019 the District Court
| Ambac Financial Group, Inc. 134 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
granted the 9019 Motion and confirmed the COFINA Plan, which resolves the dispute in this case. The COFINA Plan became effective on February 12, 2019. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 20, 2019, on the joint motion of BNY and COFINA, the District Court dismissed this case with prejudice. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On February 8, 2021, the First Circuit dismissed the appeals of the confirmation order.
Official Committee of Unsecured Creditors v. Whyte (United States District Court, District of Puerto Rico, No. 1:17-ap-00257, filed September 8, 2017) (the Commonwealth-COFINA Dispute). On August 10, 2017, the court approved a stipulation between the Oversight Board, the Commonwealth, COFINA, and certain creditor parties, including AAC, to resolve the Commonwealth-COFINA Dispute regarding entitlement to sales and use taxes. The stipulation provided that separate agents for COFINA and the Commonwealth would litigate the dispute while preserving the ability of interested parties, to participate in the litigation. On September 8, 2017, the Commonwealth Agent filed an adversary proceeding against the COFINA Agent challenging the COFINA structure on various grounds. The Commonwealth Agent filed a revised complaint on October 25, 2017, making technical corrections to the original complaint. AAC made a motion to intervene in this action, which the court granted on November 21, 2017. The Commonwealth Agent filed an amended complaint on January 16, 2018, largely re-stating its original causes of action to fall within the parameters of the dispute set by the court. After extensive motion practice, on September 27, 2018, the court terminated competing summary judgment motions without prejudice in light of a pending agreement in principle between the Commonwealth Agent and COFINA Agent. On October 19, 2018, the Oversight Board filed (i) a disclosure statement and the COFINA Plan in the COFINA Title III case incorporating a resolution of the Commonwealth-COFINA Dispute, and (ii) the 9019 Motion in the Commonwealth Title III case for approval of the settlement of the Commonwealth-COFINA Dispute. On February 4, 2019, the District Court granted the 9019 Motion and confirmed the COFINA Plan, which resolves the dispute in this case. The COFINA Plan became effective on February 12, 2019. On February 21, 2019, on the joint motion of the agents for the Commonwealth and COFINA, the Oversight Board, AAFAF, and all participating interested parties, the District Court dismissed this case with prejudice. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On February 8, 2021, the First Circuit dismissed the appeals of the confirmation order.
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the Committee, as Plaintiffs, filed a complaint against the
Puerto Rico Public Buildings Authority (“PBA”) seeking declaratory judgment that the leases between PBA and its lessees-many of whom are agencies and instrumentalities of the Commonwealth-are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On March 12, 2019, AAC and other interested parties were permitted to intervene in order to argue that the PBA leases are valid leases, and are entitled to administrative expense treatment under the Bankruptcy Code. On June 16, 2019, the Oversight Board announced that it had entered into a plan support agreement ("PSA") with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this adversary proceeding. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On September 27, 2019, the Oversight Board filed a joint plan of adjustment and disclosure statement for the Commonwealth, PBA, and the Employees’ Retirement System for Puerto Rico. On February 9, 2020, the Oversight Board executed a new plan support agreement with additional creditors (the “Amended PSA”) and announced that it intends to file, and seek to confirm, the Amended POA. On March 10, 2020, the District Court ordered that this case be stayed while the Oversight Board attempts to confirm the Amended POA.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019) (“GO Bond Claim Objection Procedures”). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by AAC. The court subsequently ordered certain consolidated procedures permitting parties in interest an opportunity to participate in litigation of the objection. On April 11, 2019, AAC filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this omnibus claim objection. On June 25, 2019, the Oversight Board moved to stay proceedings related to this omnibus claim objection while it pursues confirmation of the plan contemplated in the PSA. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On February 5, 2020,
| Ambac Financial Group, Inc. 135 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
certain parties filed motions to dismiss the claim objection. On February 9, 2020, the Oversight Board executed the Amended PSA and announced that it intends to file, and seek to confirm, the Amended POA. Additional motions to dismiss were filed on February 19, 2020. On March 10, 2020, the District Court ordered that this matter remain stayed while the Oversight Board attempts to confirm the Amended POA. On July 19, 2020, the Committee filed a motion to lift the stay on this claim objection in light of the changes to the fiscal plan and likely changes to the Commonwealth plan of adjustment in light of COVID-19. On September 1, 2020, AAC filed a partial joinder to the Committee’s motion. On September 17, 2020, the District Court denied the Committee’s motion without prejudice, indicating that the stay likely would remain in place until at least March 2021. On October 1, 2020, the Committee moved the District Court to reconsider its denial of the Committee’s motion to lift the stay in light of materials released by the parties to the Amended PSA that the Committee argued demonstrate a lack of agreement between those parties. On October 5, 2020, the District Court denied the Committee’s motion for reconsideration. On October 16, 2020, the Committee appealed to the First Circuit the District Court’s order denying the Committee’s motion to lift the stay on its claim objection. On February 22, 2021, the First Circuit dismissed the appeal.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation’s Motion to Strike Certain Provisions of the Plan Support Agreement By and Among the Financial Oversight and Management Board for Puerto Rico, Certain GO Holders, and Certain PBA Holders (Dkt. No. 13573, filed July 7, 2020) (“Amended Motion to Strike PSA”). On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds. On July 16, 2019, AAC filed a motion to strike certain provisions of the PSA that it believes violate PROMESA, including the potential payment of a breakup fee to creditors who have supported the PSA (Dkt. No. 8020) (Original Motion to Strike PSA). On February 9, 2020, the Oversight Board executed the Amended PSA and on March 10, 2020, the District Court denied the Original Motion to Strike PSA without prejudice given the execution of the Amended PSA. On July 7, 2020, AAC filed the Amended Motion to Strike PSA seeking similar relief with respect to the Amended PSA. Briefing on the Amended Motion to Strike PSA concluded on October 20, 2020, and the District Court has taken the matter on submission. On February 23, 2021, the Oversight Board announced that it entered into a further revised PSA (the “Second Amended PSA”), and that all parties to the Amended PSA had jointly terminated the Amended PSA.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, AAC filed a motion seeking an order that the automatic stay does not apply to certain lawsuits AAC seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of AAC's collateral. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On January 31, 2020, the District Court granted a motion filed by AAC, together with Assured Guaranty Corporation, Assured Guaranty Municipal Corporation, and Financial Guaranty Insurance Company to amend the PRIFA Stay Motion in order to allow the PRIFA bond trustee to join the amended motion and to allow movants to address recent, controlling precedent from the First Circuit, and AAC filed the amended motion the same day. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First Circuit. Oral argument was held before the First Circuit on February 4, 2021.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Assured Guaranty Corp., Assured Municipal Corp., National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First Circuit. Oral argument was held before the First Circuit on February 4, 2021.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16, 2020) (“PRCCDA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp.,
| Ambac Financial Group, Inc. 136 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
and the PRCCDA bond trustee, filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds, but found that the movants had stated a colorable claim that a certain account was the “Transfer Account” on which movants hold a lien. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds, and found that a final determination on issues related to the identity of the Transfer Account would be made in the decision on the motions for summary judgment issued in the CCDA-related adversary proceeding, No. 20-ap-00004.
Ambac Assurance Corporation v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Oriental Financial Services LLC; Popular Securities LLC; Raymond James & Associates, Inc., RBC Capital Markets LLC; Samuel A. Ramirez & Co. Inc., Santander Securities LLC; UBS Financial Services Inc.; and UBS Securities LLC (Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, Case No. SJ-2020-CV-01505, filed February 19, 2020). On February 19, 2020, AAC filed a complaint in the Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, against certain underwriters of Ambac-insured bonds issued by PRIFA and PRCCDA, with causes of action under the Puerto Rico civil law doctrines of actos proprios and Unilateral Declaration of Will. AAC alleges defendants engaged in inequitable conduct in underwriting Ambac-insured bonds issued by PRIFA and PRCCDA, including failing to investigate and adequately disclose material information in the official statements for the bonds that defendants provided to AAC regarding systemic deficiencies in the Commonwealth’s financial reporting. AAC seeks damages in compensation for claims paid by AAC on its financial guaranty insurance policies insuring such bonds, pre-judgment and post-judgment interest, and attorneys’ fees. On March 20, 2020, Defendants removed this case to the Title III Court. On April 20, 2020, AAC moved to remand the case back to the Court of First Instance. On July 29, 2020, the District Court granted AAC’s motion to remand the case to the Commonwealth court. AAC filed an amended complaint in the Commonwealth court on October 28, 2020. In the Amended Complaint, AAC added claims on bonds issued by the Commonwealth, PBA and PRHTA and added defendants that had underwritten these bonds. Defendants filed motions to dismiss on December 8 and 14, 2020; AAC filed its opposition to the motions to dismiss on January 15, 2021. Defendants filed replies to their motions to dismiss on February 5 and 16, 2021. AAC will file its sur-reply to the motion to dismiss on March 5, 2021.
Ambac Assurance Corporation v. Autopistas Metropolitanas de Puerto Rico, LLC (United States District Court, District of
Puerto Rico, No. 3:20-cv-01094, filed February 19, 2020). On February 19, 2020, AAC filed a complaint in the U.S. District Court for the District of Puerto Rico, against Autopistas Metropolitanas de Puerto Rico, LLC (“Metropistas”), which holds a concession from PRHTA for two Puerto Rico highways, PR-5 and PR-22, in connection with a 10-year extension of the concession that was entered into in April 2016. The complaint includes claims for fraudulent conveyance and unjust enrichment, alleging that the consideration paid by Metropistas for the extension was less than reasonably equivalent value and most of the benefit of such payment was received by the Commonwealth instead of PRHTA. AAC also seeks a declaratory judgment that it has a valid and continuing lien on certain toll revenues that are being collected by Metropistas. On March 31, 2020, the Oversight Board filed a motion before the Title III Court seeking an order directing Ambac to withdraw its complaint. On April 20, 2020, the District Court ordered this case stayed pending briefing before the Title III Court on the Oversight Board’s motion to withdraw. On June 16, 2020, the Title III Court ordered AAC to withdraw its complaint. AAC withdrew its complaint on June 23, 2020, and noticed an appeal from the Title III Court’s order to withdraw on June 30, 2020. AAC’s opening appeal brief was filed before the First Circuit on October 19, 2020; briefing was completed on February 12, 2021. Oral argument is scheduled to be heard on March 8, 2021.
Ambac Assurance Corporation v. Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 3:20-ap-00068, filed May 26, 2020). On May 26, 2020, AAC filed an adversary complaint before the Title III Court seeking (i) a declaration that titles I, II, and III of PROMESA are unconstitutional because they violate the Bankruptcy Clause of the U.S. Constitution (which requires all bankruptcy laws to be uniform) and (ii) dismissal of the pending Title III petitions. On August 17, 2020, the Oversight Board filed a motion to dismiss the complaint; on August 18, 2020, the Official Committee of Retired Employees of the Commonwealth of Puerto Rico (the “Retiree Committee”) and the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) filed joinders to the motion to dismiss. The United States filed a motion to dismiss on October 2, 2020. Oral argument on the motions to dismiss was held on January 12, 2021.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Urgent Motion for Bridge Order, and Motion for Appointment as Trustees Under 11 U.S.C. § 926, of Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, and National Public Finance Guarantee Corporation (Dkt. No. 13708, filed July 17, 2020) (“HTA Trustee Motion”). On July 17, 2020, AAC, together with Assured Guaranty Corporation, Assured Guaranty Municipal Corporation, and Financial Guaranty Insurance Company, filed a motion seeking appointment as trustees under Section 926 of the Bankruptcy Code to pursue certain avoidance actions on behalf of HTA against the Commonwealth of Puerto Rico. The HTA Trustee Motion attached a proposed complaint detailing the avoidance claims that movants would pursue. On August 11, 2020, the District Court denied the HTA Trustee Motion; on August 24,
| Ambac Financial Group, Inc. 137 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
2020, movants noticed an appeal of the denial of the HTA Trustee Motion to the First Circuit. On September 30, 2020, movants filed a motion with the First Circuit to hold this appeal in abeyance pending the First Circuit’s resolution of the appeal from the District Court’s denial of the HTA Lift-Stay Motion. On October 13, 2020, the Oversight Board opposed the motion to hold the appeal in abeyance and cross-moved to dismiss the appeal as moot, arguing that the statute of limitations on the avoidance actions movants wish to pursue has expired. Briefing on both motions concluded on October 27, 2020. On December 22, 2020, the First Circuit denied the motion to hold the appeal in abeyance, and referred the motion to dismiss to the panel determining the merits of the appeal. Movants’ opening brief before the First Circuit was filed on February 17, 2021; briefing is expected to conclude on May 10, 2021.
Student Loans Exposure
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The Consumer Financial Protection Bureau (“CFPB”) filed a complaint against fifteen National Collegiate Student Loan Trusts, regarding alleged improprieties and deficiencies in servicing practices.   Simultaneous with the filing of its complaint, CFPB also filed a motion to approve a proposed consent judgment that would have granted monetary damages and injunctive relief against the Trusts. AAC guaranteed certain securities issued by three of the Trusts and indirectly insures six other Trusts.  On September 20, 2017, AAC filed a motion to intervene in the action, which motion was granted on October 19, 2018. Following discovery and briefing, on May 31, 2020, the District Court denied the CFPB’s motion to approve the proposed consent judgment. On March 19, 2020, Intervenor Transworld Systems Inc. filed a motion to dismiss the action for lack of subject matter jurisdiction. On July 10, 2020, AAC and several other intervenors filed a motion to dismiss the action for lack of subject matter jurisdiction and for failure to state a claim. Briefing on both motions to dismiss is complete. Additionally, on July 2, 2020, the CFPB submitted an application for entry of default against the Trusts. AAC and the Owner Trustee opposed the CFPB’s application, which remains pending.
Nat’l Collegiate Master Student Loan Trust v. Pa. Higher Education Assistance Agency (PHEAA) (Delaware Court of Chancery, C.A. No. 12111-VCS, filed March 21, 2016). Plaintiffs purporting to act on behalf of fifteen National Collegiate Student Loan Trusts filed a lawsuit against PHEAA, a servicer of loans in the Trusts, alleging improprieties and deficiencies in servicing practices and seeking an order compelling PHEAA to submit to an emergency audit.  PHEAA submitted papers contesting the validity of certain transfers to Plaintiffs of beneficial ownership interests in the Trusts.  In addition, the Owner Trustee of the Trusts, Wilmington Trust Company, WTC, citing irreconcilable differences with Plaintiffs, has resigned from its role as Owner Trustee and moved for appointment of a successor Owner Trustee.  On October 9, 2017, the court directed the parties to meet and confer to develop a process for selecting an interim Owner Trustee.  AAC guaranteed certain securities issued by three of the Trusts and indirectly insures certain securities in six other Trusts.  AAC filed a motion to intervene in the action on
October 23, 2017, for the limited purpose of being heard regarding the appointment of a successor Owner Trustee and regarding WTC’s contractual commitment and obligation to remain in that role until such appointment is made. On October 30, 2017, the court denied without prejudice a stipulation filed by Plaintiffs and WTC purporting to address the Owner Trustee issue, and instructed that all interested parties be given notice and an opportunity to participate in discussions to formulate a process for selecting a successor Owner Trustee. On November 7, 2017, the court ruled in Plaintiffs’ favor and confirmed the validity of the ownership transfers that PHEAA had disputed.  On January 12, 2018, Plaintiffs filed a motion for injunctive or declaratory relief requiring WTC, as Owner Trustee, and GSS Data Services, Inc., as Administrator, to resume processing for payment bills submitted by lawyers purporting to act on the Trusts’ behalf.  At a hearing on April 3, 2018, the court denied Plaintiffs’ motion without prejudice and on April 16, 2018 entered an order memorializing its oral ruling. The court also granted AAC’s motion to intervene on April 10, 2018 and AAC filed its complaint in intervention on April 16, 2018. On January 21, 2020, Vice Chancellor Slights entered an order consolidating the action with later-filed litigation pending in Delaware Chancery Court relating to the Trusts, including a declaratory judgment action in which AAC was named as a defendant, NC Residuals Owners Trust, et al. v. Wilmington Trust Co., et al. (Del. Ct. Ch., C.A. No. 2019-0880, filed Nov. 1, 2019).
RMBS Litigation
In connection with AAC’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, AAC has filed various lawsuits:
•Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, Case No. 651217/2012, filed April 16, 2012). AAC has asserted claims for breach of contract, fraudulent inducement, indemnification, reimbursement and has requested the repurchase of loans that breach representations and warranties as required under the contracts. On July 18, 2013 the court granted in part and denied in part Defendants’ motion to dismiss (filed on July 13, 2012). The court dismissed AAC’s claims for indemnification and limited AAC’s claim for breach of loan-level warranties to the repurchase protocol, but denied dismissal of AAC’s other contractual claims and fraudulent inducement claim. Discovery is ongoing.
•Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). AAC’s Second Amended Complaint, filed on May
| Ambac Financial Group, Inc. 138 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
28, 2013, asserted claims against Countrywide and Bank of America (as successor to Countrywide’s liabilities) for, among other things, breach of contract and fraudulent inducement. In August and October 2018, Defendants filed various pre-trial motions. On December 30, 2018, the court denied all of these pre-trial motions in their entirety and Defendants appealed. On September 17, 2019, the First Department affirmed in part and reversed in part the trial court’s rulings. On October 17, 2019, Countrywide filed a motion for leave to appeal certain issues to the New York Court of Appeals and for reargument or leave to appeal certain other issues. On January 16, 2020, the First Department recalled and vacated its September 17, 2019 decision and order and substituted a new decision and order. On the same date, the First Department denied Countrywide’s motion seeking leave to appeal, without prejudice to seeking such leave from the reissued decision and order. On January 30, 2020, Countrywide filed a new motion for leave to appeal the First Department’s denial of its motions, which AAC opposed. On June 11, 2020, the First Department denied Countrywide’s motion for leave to appeal. On January 14, 2020, the trial court granted AAC’s motion to supplement and amend certain of its expert reports. After supplemental expert discovery, on August 12, 2020, Countrywide filed a motion to dismiss, or in the alternative for summary judgment on, Ambac’s fraud claim and on December 4, 2020, the Court granted Countrywide’s motion, resulting in dismissal of AAC's fraud claim. On December 17, 2020, Ambac filed a notice of appeal from this decision. On February 22, 2021, Ambac filed its opening brief for this appeal. This appeal remains pending. Trial of this matter had been scheduled to commence on February 22, 2021, but on December 23, 2020 the Court adjourned the trial due to the COVID-19 pandemic. A new trial date has not been set.
•Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). AAC has asserted claims for material breach of contract and has requested the repurchase of loans that breach representations and warranties under the contracts. AAC also asserted alter ego claims against Nomura Holding America, Inc. Defendants filed a motion to dismiss on July 12, 2013. On September 22, 2014, plaintiffs filed an amended complaint which added (in addition to the claims previously asserted) a claim for fraudulent inducement. On October 31, 2014 defendants filed a motion to strike the amended complaint and on November 10, 2014 also filed a motion to dismiss the fraudulent-inducement claim. On June 3, 2015, the court denied defendants’ July 2013 motion to dismiss AAC’s claim for breaches of representations and warranties, but granted the defendants’ motion to dismiss AAC’s claims for breach of the repurchase protocol and for alter ego liability against Nomura Holding. On December 29, 2016, the court denied Nomura’s motion to strike AAC’s amended complaint and its motion to dismiss the fraudulent-inducement claim. Nomura appealed the June 2015 decision to the extent it denied its motion to dismiss, filing its opening appellate brief on March 23, 2017. On December 7, 2017, the First Department affirmed the trial court’s June 3, 2015 decision. Discovery is ongoing.
•Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Supreme Court of the State of New York, County of New York, Case No. 652321/2015, filed on June 30, 2015). On June 30, 2015, AAC and the Segregated Account filed a Summons with Notice in New York Supreme Court (the “2015 New York Action”), asserting claims identical to claims they asserted in a litigation filed on December 30, 2014 in Wisconsin Circuit Court for Dane County, Case No 14 CV 3511 (the “Wisconsin Action”). Specifically, in each action AAC asserted a claim for fraudulent inducement in connection with its issuance of insurance policies relating to five residential mortgage-backed securitizations that are not the subject of AAC’s previously filed lawsuit against the same defendant. On July 21, 2015, plaintiffs filed a complaint in the 2015 New York Action and a motion to stay the 2015 New York Action pending appeal and litigation of the Wisconsin Action. Countrywide opposed plaintiffs’ motion to stay and on August 10, 2015, Countrywide filed a motion to dismiss the complaint. On September 20, 2016, the court granted AAC’s motion to stay and held Countrywide’s motion to dismiss in abeyance pending resolution of the Wisconsin Action. Following the dismissal of the Wisconsin Action on March 13, 2018, the court in the 2015 New York Action vacated its stay on March 30, 2018, and restored Countrywide’s motion to dismiss to the calendar. The parties submitted supplemental letter briefs on April 11, 2018 addressing newly-issued relevant authority. On December 8, 2020, the court granted Countrywide’s motion to dismiss the complaint. AAC filed a notice of appeal from this decision on January 7, 2021. The court entered judgment in Countrywide’s favor on January 29, 2021 and AAC filed a notice of appeal from the judgment on February 2, 2021.
•Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 653979/2014, filed on December 30, 2014). AAC asserted a claim for fraudulent inducement in connection with AAC’s issuance of insurance policies relating to eight residential mortgage-backed securitizations that are not the subject of AAC’s previously filed lawsuits against the same defendants. On February 20, 2015, the Countrywide defendants filed a motion to dismiss the complaint, which Bank of America joined on February 23, 2015. On December 20, 2016, the court denied defendants’ motion to dismiss. Discovery has been completed. The court has not yet set a schedule for summary judgment or for trial.
•Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “SDNY Action”)); In the matter of HarborView
| Ambac Financial Group, Inc. 139 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). These two actions relate to U.S. Bank National Association’s (“U.S. Bank”) acceptance of a proposed settlement in a separate litigation that U.S. Bank is prosecuting, as trustee, related to the Harborview Mortgage Loan Trust, Series 2005-10 (“Harborview 2005-10”), a residential mortgage-backed securitization for which AAC issued an insurance policy. On March 6, 2017, U.S. Bank filed a petition commencing the Minnesota Action, a trust instruction proceeding in Minnesota state court concerning the proposed settlement, and on June 12, 2017, U.S. Bank filed an amended petition.  AAC filed a motion to dismiss the Minnesota Action, which was denied on November 13, 2017, and the denial was affirmed on appeal. On September 6, 2018, U.S. Bank filed its Second Amended Petition, and AAC and certain other certificateholders objected to, or otherwise responded to, the petition. Trial, which was previously scheduled to begin February 1, 2021, has been rescheduled to October 11 through 15, 2021. On June 8, 2018, AAC filed the SDNY Action asserting claims arising out of U.S. Bank’s acceptance of the proposed settlement and treatment of trust recoveries. AAC asserted claims for declaratory judgment, breach of contract, and breach of fiduciary duty. On July 16, 2019, the court dismissed AAC's breach-of-contract and breach-of-fiduciary-duty claims based on U.S. Bank's acceptance of the settlement; and dismissed AAC's declaratory judgment claims regarding the occurrence of an Event of Default and U.S. Bank's future distribution of trust recoveries through the waterfall. The court denied the motion to dismiss AAC's breach-of-contract claims based on U.S. Bank's past distribution of trust recoveries through the waterfall. On January 17, 2020, U.S. Bank moved for summary judgment regarding the remaining claim relating to distributions. On February 7, 2020, AAC cross-moved for summary judgment. On December 7, 2020, the court issued a decision granting in part and denying in part the parties’ cross-motions for summary judgment. The court granted U.S. Bank’s motion for summary judgment with respect to Ambac’s repayment right in the trust waterfall, and granted Ambac’s motion for summary judgment with respect to the use of a write-up first method and the offsetting of recoveries against realized losses. On December 22, 2020, the court entered final judgment consistent with its prior decisions, and awarded Ambac nominal damages. On
January 12, 2021, Ambac filed a notice of appeal of that judgment.
•Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). AAC has asserted claims for breach of contract, breach of fiduciary duty, declaratory judgment, and violation of the Streit Act in connection with defendant’s failure to enforce rights and remedies and defendant’s treatment of trust recoveries, as trustee of five residential mortgage-backed securitizations for which AAC issued insurance policies. On September 15, 2017, U.S. Bank filed a motion to dismiss. On June 29, 2018, the court granted in part and denied in part U.S. Bank’s motion to dismiss. The court dismissed the breach-of-fiduciary duty claim in part as duplicative of the breach-of-contract claim; dismissed the breach-of-contract claim as untimely only to the extent that it was premised on U.S. Bank's obligation to certify that mortgage documents were properly delivered to the Trusts; dismissed the Streit Act claims; and otherwise denied the motion to dismiss. Discovery is ongoing.
•In re application of Deutsche Bank National Trust Company as Trustee of the Harborview Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018 (the “Trust Instruction Proceeding”). This action relates to Deutsche Bank National Trust Company’s (“DBNT”) proposed settlement of claims related to the Harborview Mortgage Loan Trust Series 2006-9 (“Harborview 2006-9”).  On August 23, 2018, DBNT filed a Petition commencing the Trust Instruction Proceeding, seeking judicial instruction pursuant to CPLR Article 77, inter alia, to accept the proposed settlement with respect of claims relating to Harborview 2006-9. On November 2, 2018, AAC and other interested persons filed notices of intention to appear and answers to DBNT’s petition. AAC  sought a period of discovery before resolution on the merits. Discovery is now complete. Under the operative case schedule, merits briefing was completed on January 12, 2021. The court has not yet scheduled a hearing or oral argument.
| Ambac Financial Group, Inc. 140 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

18. QUARTERLY INFORMATION (Unaudited)

	2020 Quarters				2019 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Gross premiums written	$11	$(1)	$(13)	$1	$3	$(21)	$(13)	$2
Net premiums earned	10	11	15	18	28	8	10	20
Net investment income	(21)	52	37	53	55	86	45	42
Net realized investment gains (losses)	8	10	2	2	17	36	18	9
Net gains (losses) on derivative contracts	(70)	2	7	12	(16)	(35)	(10)	12
Other income (loss)	—	—	2	1	1	(9)	141	1
Income (loss) on Variable Interest Entities	3	—	—	3	16	3	11	7
Losses and loss expenses (benefit)	117	16	83	9	12	(133)	37	97
Insurance intangible amortization	13	14	14	16	36	226	17	15
Operating expenses	24	21	23	26	25	29	26	23
Interest expense	63	58	50	50	68	67	67	66
Pre-tax income (loss)	(287)	(33)	(108)	(12)	(41)	(100)	69	(111)
Net income (loss) attributable to Common Stockholders	$(280)	$(35)	$(108)	$(14)	$(43)	$(128)	$66	$(110)
Net income (loss) per share:
Basic	$(6.07)	$(0.77)	$(2.33)	$(0.31)	$(0.94)	$(2.79)	$1.44	$(2.40)
Diluted	$(6.07)	$(0.77)	$(2.33)	$(0.31)	$(0.94)	$(2.79)	$1.41	$(2.40)

| Ambac Financial Group, Inc. 141 2020 FORM 10-K |

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — None.
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
Ambac’s Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO. Ambac’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020 and, the CEO and CFO have concluded that at that date Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ambac management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Ambac management recognizes that any controls and procedures, no matter how well operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluations, Ambac's management have concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control - Integrated Framework. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which expressed an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any significant change to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Item 9B.    Other Information — No matters require disclosure.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to AFG’s executive officers and directors, including its audit committee and audit committee financial experts will be in AFG’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2020 (the “2021 Proxy Statement”) and is incorporated herein by reference.
Ambac has a Code of Business Conduct which promotes management’s commitment to integrity and expresses Ambac’s standards for ethical behavior by providing guidelines for handling business situations appropriately. This code can be found on Ambac’s website at www.ambac.com on the “Environmental, Social & Governance” page under "Governance Documents". Ambac will disclose on its website any amendment to, or waiver from, a provision of its Code of Business Conduct that applies to its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer. Ambac’s corporate governance guidelines and the charters for the committees of the Board of Directors are also available on our website under the “Governance Documents” page.
| Ambac Financial Group, Inc. 142 2020 FORM 10-K |

Item 11.    Executive Compensation
Information relating to Ambac’s executive officer and director compensation will be in the 2021 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of AFG’s common stock and information relating to the security ownership of AFG’s management will be in the 2021 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020, regarding securities issued under our 2013 Incentive Compensation Plan and 2020 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Third Column)
Equity compensation plans approved by security holders	2013 Incentive Compensation Plan (1)	2,487,910	$0.00	—
	2020 Incentive Compensation Plan (1)	85,706	$0.00	2,096,092(4)
Equity compensation plans not approved by security holders	None	---	---	---
Total		2,573,616(2) (3)	$0.00 (5)	2,096,092(4)
(1)    Our 2020 Incentive Compensation Plan ("2020 Plan") was approved by the stockholders of AFG on June 2, 2020 as a successor to our 2013 Incentive Compensation Plan ("2013 Plan") which was approved on December 18, 2013. Effective June 2, 2020, awards may no longer be granted under the 2013 Plan; authorized and unissued shares under the 2013 Plan are available for issuance under the 2020 Plan.
(2)    Represents, as of December 31, 2020, the number of outstanding restricted stock unit awards and the maximum number of performance stock units that may be issued if certain performance goals are achieved. Refer to Note 15. Employment Benefit Plans to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for a description of the grants made under our 2013 and 2020 Incentive Compensation Plans. This amount includes 773,657 restricted stock units and 1,799,959 performance stock units which are based on the maximum number of shares potentially payable under the awards. Maximum number of shares potentially payable under performance awards range from 200% to 220% of target.
(3)    Each restricted stock unit, stock option and performance stock unit awarded under our 2013 and 2020 Incentive Compensation Plans was granted at no cost to the persons receiving them. Restricted stock units represent the contingent right to receive the equivalent number of shares of AFG common stock and may vest after the passage of time. Stock options represent the right to acquire an equivalent number of shares of AFG common stock at a specified exercise price. Performance stock units granted pursuant to the Company's Long Term Incentive Plan represent the contingent right to receive a number of shares of AFG common stock ranging from 0% to 220% of the number of units granted depending upon the achievement of certain company-wide performance goals at the end of a specified performance period.
(4)     Represents the number of securities remaining available for future issuance under compensation plans assuming the maximum number of shares are issued on settlement of performance stock units. The number of securities remaining available for future issuance under compensation plans assuming the target number of shares are issued on settlement of performance stock units would be 3,058,603.
(5)    There are no outstanding options as of December 31, 2020. Performance shares and restricted stock units are not included in determining weighted-average price as they have no exercise price.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to Ambac with respect to certain relationships and related transactions and director independence will be in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be in the 2021 Proxy Statement and is incorporated herein by reference.

| Ambac Financial Group, Inc. 143 2020 FORM 10-K |

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    Documents filed as a part of this report:
1.    Financial Statements
The consolidated financial statements included in Part II, Item 8 above are filed as part of this Annual Report on Form 10-K.
2.    Financial Statement Schedules
The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:
(b)    Exhibits

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
(3) Articles of Incorporation and bylaws:
3.1	Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc.	8-A	05/01/13	3.2
3.2	Amended By-Laws of Ambac Financial Group, Inc.	10-K	03/02/20	3.2
(4) Instruments defining the rights of security holders, including indentures:
4.1	Description of Capital Stock	8-A	05/01/13
4.2	Specimen form of common stock certificate	8-A	05/01/13	4.1
4.3	Warrant Agreement between Ambac Financial Group, Inc. and Computershare Inc.	8-A	05/01/13	4.2
4.4	Specimen form of warrant certificate (included in Exhibit 4.2)
4.5	Junior Note Fiscal Agency Agreement, dated as of April 30, 2013, by and between the Segregated Account of Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-K	03/03/14	4.5
4.6	5.1% Junior Surplus Note due June 7, 2020 in the aggregate amount of $350 million issued by the Segregated Account of Ambac Assurance Corporation pursuant to the Junior Note Fiscal Agency Agreement, dated as of April 30, 2013	10-K	03/03/14	4.6
4.7	Form of 5.1% Non-Reducing Junior Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation	10-K	03/03/14	4.7
4.8	Form of 5.1% Bankruptcy Reducing Junior Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation	10-K	03/03/14	4.8
4.9	Form of 5.1% Reducing Junior Surplus Note due June 7, 2020, issued by the Segregated Account of Ambac Assurance Corporation	10-K	03/03/14	4.9
4.10	Fiscal Agency Agreement, dated as of July 19, 2010, by and between the Segregated Account of Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-K	03/03/14	4.10
4.11	Form of Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation.(included in Exhibit 4.9)
4.12	Fiscal Agency Agreement, dated as of June 7, 2010, by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	8-K	06/08/10	10.3
4.13	Amendment dated as of October 3, 2014 to Fiscal Agency Agreement dated as of June 7, 2010 by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-Q	11/09/15	4.1
| Ambac Financial Group, Inc. 144 2020 FORM 10-K |

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
4.14	Indenture (including the form of Notes), dated as of February 12, 2018, between Ambac LSNI, LLC and The Bank of New York Mellon, as trustee and note collateral agent, providing for the issuance of insured secured notes	8-K	02/15/18	4.1
4.15	Indenture (including the form of Notes), dated as of February 12, 2018, between Ambac Assurance Corporation and The Bank of New York Mellon, as trustee and note collateral agent providing for the issuance of senior notes secured by certain interests in proceeds of certain RMBS litigation	8-K	02/15/18	4.3
4.16	Supplemental Fiscal Agency Agreement, dated as of February 12, 2018, among the Segregated Account of Ambac Assurance Corporation, Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	8-K	02/15/18	4.4
4.17	Promissory Note and Security Agreement dated as of February 12, 2018, of Ambac Assurance Corporation in favor of Ambac LSNI, LLC	10-K	02/28/19	4.16
(10) Material contract and management compensation plans and arrangements:
10.1	Amended and Restated Trust Agreement dated as of August 28, 2014, among Ambac Financial Group, Inc., The Bank of New York Mellon, and Wilmington Trust, National Association	8-K	08/28/14	99.2
10.2	Ambac Financial, Group, Inc.’s Incentive Compensation Plan	DEF 14A	11/08/13	A
10.3	Ambac Financial Group, Inc.'s Long-Term Incentive Compensation Plan	10-Q	08/11/14	10.1
10.4	Form of Amended and Restated Restricted Stock Unit Award Letter for executive officers	10-K	03/03/14	10.4
10.5	Form of Equity Award Letter for directors	10-K	03/03/14	10.5
10.6	Closing Agreement between Ambac Financial, Group, Inc. and Commissioner of Internal Revenue, dated April 30, 2013	8-K	05/03/13	10.2
10.7	Form of Expense Sharing and Cost Allocation Agreement among Ambac Assurance Corporation, Ambac Financial Group, Inc. and their respective subsidiaries and affiliates	8-K	09/27/11	10.2
10.8	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	03/16/11	10.34
10.9	Settlement, Discontinuance and Release Agreement, dated as of March 1, 2011, by and among One State Street, LLC, Ambac Financial Group, Inc., Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation	10-K	03/16/11	10.33
10.10	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products LLC, Ambac Financial Group, Inc. and the parties listed on Schedule A thereto	10-Q	11/15/10	10.1
10.11	Ambac Financial Group, Inc. Severance Pay Plan (Applicable to termination on or after January 1, 2010)	10-Q	05/17/10	10.26
10.12	Lease Modification dated as of September 8, 2015 to the Lease dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	02/29/16	10.27
10.13	Employment Agreement dated as of November 1, 2016 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and David Trick	10-Q	11/03/16	10.2
10.14	Employment Agreement dated as of December 8, 2016, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc	8-K	12/13/16	10.1
10.15	Employment Agreement dated as of January 4, 2017 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Stephen Ksenak	8-K	01/06/17	10.1
10.16	Rehabilitation Exit Support Agreement, by and among Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain holders of Ambac Assurance Corporation’s 5.1% Surplus Notes due 2020 and certain holders of Ambac Assurance Corporation’s deferred payment obligations, dated as of July 19, 2017	8-K	07/20/17	10.1
10.17	Tier 2 Commitment Letter, dated as of July 19, 2017 from funds affiliated with or managed by investors party thereto	8-K	07/20/17	10.2
| Ambac Financial Group, Inc. 145 2020 FORM 10-K |

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.18	First Amendment to the Rehabilitation Exit Support Agreement, by and among Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain holders of Ambac Assurance Corporation’s 5.1% Surplus Notes due 2020 and certain holders of Ambac Assurance Corporation’s deferred payment obligations, dated as of September 21, 2017	8-K	09/26/17	10.1
10.19	Financial Guaranty Insurance Policy, dated February 12, 2018, issued by Ambac Assurance Corporation	8-K	02/15/18	10.1
10.20	Collateral Agreement, dated as of February 12, 2018, made by Ambac LSNI, LLC in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent for the secured parties	8-K	02/15/18	10.2
10.21	Pledge Agreement, dated as of February 12, 2018, made by Ambac Assurance Corporation in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent	8-K	02/15/18	10.3
10.22	Collateral Agreement, dated as of February 12, 2018, made by Ambac Assurance Corporation in favor of The Bank of New York Mellon, as note collateral agent, trustee and paying agent for the secured parties	8-K	02/15/18	10.4
10.23	Waiver and Amendment, dated as of February 12, 2018, among Ambac Assurance Corporation, Ambac Credit Products, LLC, Ambac Financial Group, Inc. and the other signatories party thereto	8-K	02/15/18	10.5
10.24	Second Amended Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation dated September 25, 2017, and effective as of February 12, 2018	10-K	02/28/18	10.38
10.25	Order Granting the Rehabilitator’s Motion to Further Amend the Plan of Rehabilitation and confirming the Second Amended Plan of Rehabilitation, as amended, Case No. 10-CV-1576 (Dane County, Wisconsin) dated January 22, 2018	10-K	02/28/18	10.39
10.26	Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of the Rehabilitation of the Segregated Account of Ambac Assurance Corporation effective as of February 12, 2018	10-K	02/28/18	10.40
10.27	Amendment No. 1 to the Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of the Rehabilitation of the Segregated Account of Ambac Assurance Corporation effective as of February 12, 2018	10-K	02/28/19	10.37
10.28	Form of 2018 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/09/18	10.1
10.29	Form of 2018 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/09/18	10.2
10.30	Form of 2018 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/09/18	10.3
10.31	Form of 2018 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/09/18	10.4
10.32	Form of 2018 Deferred Stock Unit Award Agreement between Ambac Financial Group, Inc. and each of the Company’s executive officers	10-Q	05/09/18	10.5
10.33	Preferred Stock Repurchase and Support Agreement dated as of June 22, 2018, by and among Ambac Assurance Corporation (“AAC”), Ambac Financial Group, Inc. and the holders of one or more series of the AAC’s outstanding Auction Market Preferred Shares	8-K	06/25/18	10.1
10.34	Form of 2019 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/09/19	10.1
| Ambac Financial Group, Inc. 146 2020 FORM 10-K |

Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.35	Form of 2019 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/09/19	10.2
10.36	Form of 2019 Deferred Stock Unit Award Agreement between Ambac Financial Group, Inc. and each of the Company’s executive officers	10-Q	05/09/19	10.5
10.37	Form of 2019 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	08/08/19	10.1
10.38	Form of 2019 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	08/08/19	10.2
10.39	SUBLEASE dated as of January 30, 2019, between Advance Magazine Publishers Inc. (D/B/A CONDE NAST), and Ambac Assurance Group Corporation	10-K	03/02/20	10/45
10.40	Amended and Restated Employment Agreement dated as of February 27, 2020, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc	10-K	03/02/20	10.46
10.41	2020 Incentive Compensation Plan	Def 14A	04/15/20	Ex. B
10.42	Purchase Agreement, by and among, Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain funds or accounts affiliated with or managed by CVC Credit Partners, LLC, CVC Credit Partners Investment Management Limited and EJF Capital LLC, dated as of January 19, 2021	8-K	01/25/21	10.1
(99) Additional exhibits
99.1	Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc., effective as of May 1, 2013	10-K	03/03/14	99.3
Other exhibits, filed or furnished, as indicated:
21.1	List of Subsidiaries of Ambac Financial Group, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney for directors of Ambac Financial Group, Inc.				X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

++ Furnished herewith.
| Ambac Financial Group, Inc. 147 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
Other Than Investments in Related Parties
December 31, 2020

Type of Investment ($ in millions)	Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Municipal obligations	$321	$358	$358
Corporate obligations	592	612	612
Foreign obligations	97	98	98
U.S. government obligations	120	121	121
Residential mortgage-backed securities	256	302	302
Collateralized debt obligations	74	74	74
Other asset-backed securities	263	303	303
Short-term	617	617	617
Other	507	544	544
Total	$2,847	$3,028	$3,028
| Ambac Financial Group, Inc. 148 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Balance Sheets

($ in millions, except share data) December 31,	2020	2019
Assets:
Fixed maturity securities, at fair value (amortized cost: 2020—$76 and 2019—$71)	$66	$70
Short-term investments, at cost (approximates fair value)	229	318
Other investments	54	46
Total investments (net of allowance for credit losses of $2 at December 31, 2020)	349	434
Cash	7	9
Investment in subsidiaries	714	993
Current taxes receivable (1)	—	30
Other assets	13	12
Total assets	$1,082	$1,478
Liabilities and Stockholders' Equity:
Liabilities:
Current taxes	$—	$—
Accounts payable and other liabilities	2	2
Total liabilities	3	2
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 45,865,081 and 45,571,743	—	—
Additional paid-in capital	242	232
Accumulated other comprehensive income (loss)	79	42
Retained earnings	759	1,203
Treasury stock, shares at cost: 55,942 and 16,343	(1)	—
Total Ambac Financial Group, Inc. stockholders’ equity	1,080	1,477
Total liabilities and stockholders’ equity	$1,082	$1,478
(1)    As of December 31, 2019, $28 relates to receivables from the Registrant's wholly-owned subsidiary, Ambac Assurance Corporation, pursuant to the intercompany tax sharing agreement, with the remainder being state income taxes.
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.
| Ambac Financial Group, Inc. 149 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Comprehensive Income

($ in millions) Year Ended December 31,	2020	2019	2018
Revenues:
Investment income	$13	$(1)	$(2)
Net realized gains (losses)	(1)	(2)	(2)
Total revenues	12	18	26
Expenses:
Operating expenses	19	16	8
Total expenses	19	16	8
Income (loss) before income taxes and equity in undistributed net loss of subsidiaries	(7)	2	17
Federal income tax provision (benefit)	—	(5)	(11)
Income before equity in undistributed net income (loss) of subsidiaries	(7)	7	28
Equity in undistributed net income (loss) of subsidiaries	(430)	(223)	157
Net income (loss)	$(437)	$(216)	$186

Other comprehensive income (loss), after tax:
Net income (loss)	$(437)	$(216)	$186
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $1, $(8) and $2	15	65	55
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0 and $0	23	26	(48)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0, $0 and $0	1	—	1
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0 and $0	(3)	(1)	(2)
Total other comprehensive income (loss)	37	91	6
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$(400)	$(125)	$192
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.
| Ambac Financial Group, Inc. 150 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Stockholders' Equity

($ in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2020	$1,477	$1,203	$42	$—	$—	$232	$—
Total comprehensive income (loss)	(400)	(437)	37	—	—	—	—
Adjustment to initially apply ASU 2016-13	(4)	(4)	—	—	—	—	—
Stock-based compensation	11	—	—	—	—	11	—
Cost of shares (acquired) issued under equity plan	(3)	(2)	—	—	—	—	(1)
Balance at December 31, 2020	$1,080	$759	$79	$—	$—	$242	$(1)

Balance at Balance at January 1, 2019	$1,592	$1,421	$(49)	$—	$—	$219	$—
Total comprehensive income (loss)	(125)	(216)	91	—	—	—	—
Stock-based compensation	12	—	—	—	—	12	—
Cost of shares (acquired) issued under equity plan	(3)	(3)	—	—	—	—	—
Balance at December 31, 2019	$1,477	$1,203	$42	$—	$—	$232	$—

Balance at January 1, 2018	$1,381	$1,234	$(52)	$—	$—	$200	$—
Total comprehensive income (loss)	192	186	6	—	—	—	—
Adjustment to initially apply ASU 2016-01	—	3	(3)	—	—	—	—
Stock-based compensation	12	—	—	—	—	12	—
Cost of shares (acquired) issued under equity plan	(1)	(1)	—	—	—	—	—
Issuance of warrants	8	—	—	—	—	8	—
Balance at December 31, 2018	$1,592	$1,421	$(49)	$—	$—	$219	$—
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.
| Ambac Financial Group, Inc. 151 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statements of Cash Flow

($ in millions) Year Ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(437)	$(216)	$186
Adjustments to reconcile net income loss to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiaries	423	223	(157)
Amortization of bond premium and discount	(6)	(6)	(7)
Net realized gains	1	2	2
Increase (decrease) in current income taxes payable	30	15	(15)
Share-based compensation	11	12	12
(Increase) decrease in other assets	(1)	(8)	12
Other, net	(10)	(6)	—
Net cash provided by (used in) operating activities	11	16	32
Cash flows from investing activities:
Proceeds from matured bonds	46	86	230
Purchases of bonds	(45)	(2)	(137)
Change in short-term investments	89	(125)	(123)
Change in other investments	—	—	25
Sale of auction market preferred shares of Ambac Assurance	—	19	—
Purchase of auction market preferred shares of Ambac Assurance	—	—	(11)
Acquisition of Xchange, net of cash acquired	(74)	—	—
Other, net	—	—	(5)
Net cash provided by (used in) investing activities	16	(22)	(21)
Cash flows from financing activities:
Capital contribution to subsidiaries	(29)	—	—
Net cash (used in) financing activities	(29)	—	—
Net cash flow	(2)	(6)	11
Cash at beginning of period	9	15	4
Cash at end of period	$7	$9	$15

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1	$4
Non-cash financing activity:
Issuance of warrants in connection with purchase of auction market preferred shares of Ambac Assurance	$—	$—	$8
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.
| Ambac Financial Group, Inc. 152 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Notes to Condensed Financial Information
(Dollar Amounts in Millions)
The condensed financial information of Ambac Financial Group, Inc. (“AFG” or the “Registrant”) as of December 31, 2020 and 2019, and for the three years in the period ended December 31, 2020, should be read in conjunction with the consolidated financial statements of AFG Financial Group, Inc. and Subsidiaries and the notes thereto included in this 2020 Annual Report on Form 10-K for the year ended December 31, 2020.
AFG, headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991.
Business Combination
On December 31, 2020, Ambac completed the acquisition of 80% of the membership interests of Xchange for a purchase price of $81 in cash. Xchange, whose management principals retained the remaining 20% of the company, will continue operating under its existing brand as it seeks to expand its underwriting partnership with its key carriers in connection with its planned growth strategy.
See Note 3. Business Combination to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.

Income Taxes
AFG files a consolidated Federal income tax return with its U.S. subsidiaries. AFG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. As of December 31, 2020, Ambac had consolidated U.S. federal loss carryforwards ("NOLs") totaling approximately $3,639, which, if not utilized, will begin expiring in 2029, and will fully expire in 2041.
Pursuant to an intercompany tax sharing agreement, taxable income generated by AAC after September 30, 2011, is offset by $3,440 of NOLs allocated to AAC. In December 2020, AFG and certain affiliates amended their existing tax sharing agreement (the "Third TSA Amendment"). Under the Third TSA Amendment, AAC and AFG agreed to reallocate $210 of net operating loss carry-forwards (“NOLs”) from AAC to AFG and to eliminate AAC's requirement to make future payments based on its utilization of NOLs ("tolling payments") for any taxable year beginning on or after January 1, 2019. In connection with the Third TSA Amendment, AAC paid to AFG approximately $28 of accrued tolling payments based on NOLs used by AAC in 2017. For the year ended December 31, 2020, the AAC sub-group generated an NOL of $270, that will expire in 2041.
The NOLs allocated to AFG as of December 31, 2020, were $1,457, and begin expiring in 2029 and fully expire in 2033.
| Ambac Financial Group, Inc. 153 2020 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV— REINSURANCE
Years Ended December 31, 2020, 2019 and 2018

Insurance Premiums Written ($ in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2020	$(1)	$(1)	$—	$—	—%

Year Ended December 31, 2019	(28)	31	$—	(60)	—%

Year Ended December 31, 2018	(24)	17	—	(41)	—%
| Ambac Financial Group, Inc. 154 2020 FORM 10-K |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	March 1, 2021	By:	/S/ DAVID TRICK
David Trick
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. STEIN*	Chairman of the Board and Director	March 1, 2021
Jeffrey S. Stein

/S/ CLAUDE LEBLANC	President, Chief Executive Officer and Director	March 1, 2021
Claude LeBlanc	(Principal Executive Officer)

/S/ DAVID TRICK	Executive Vice President and Chief Financial Officer	March 1, 2021
David Trick	(Principal Financial Officer)

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer	March 1, 2021
Robert B. Eisman	(Principal Accounting Officer)

/S/ ALEXANDER D. GREENE*	Director	March 1, 2021
Alexander D. Greene

/S/ IAN D. HAFT*	Director	March 1, 2021
Ian D. Haft

/S/ DAVID L. HERZOG*	Director	March 1, 2021
David L. Herzog

/S/ C. JAMES PRIEUR*	Director	March 1, 2021
C. James Prieur

/S/ JOAN LAMM-TENNANT*	Director	March 1, 2021
Joan Lamm-Tennant

/S/ STEPHEN M. KSENAK	Attorney-in-fact	March 1, 2021
*By: Stephen M. Ksenak
| Ambac Financial Group, Inc. 155 2020 FORM 10-K |