Form 10-Q
period 2021-03-31
AMBAC FINANCIAL GROUP INC
filed 2021-05-10
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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
As of May 6, 2021, 46,197,103 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	62
	Consolidated Balance Sheets (Unaudited)	1		Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	63
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	2		Non-GAAP Financial Measures	63
	Consolidated Statements of Stockholders' Equity (Unaudited)	3
	Consolidated Statements of Cash Flows (Unaudited)	4	3	Quantitative and Qualitative Disclosures About Market Risk	65
	Notes to Unaudited Consolidated Financial Statements	5	4	Controls and Procedures	65
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
	Cautionary Statement Pursuant To The Private Securities Litigation Reform Act Of 1995	40	PART II. OTHER INFORMATION
	Executive Summary	41	1	Legal Proceedings	65
	Critical Accounting Policies and Estimates	43	1A	Risk Factors	65
	Financial Guarantees in Force	44	2	Unregistered Sales of Equity Securities and Use of Proceeds	68
	Results of Operations	50	3	Defaults Upon Senior Securities	68
	Liquidity and Capital Resources	54	5	Other Information	69
	Balance Sheet	56	6	Exhibits	68
	Variable Interest Entities	62	SIGNATURES		69
	Accounting Standards	62

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions, except share data) (March 31, 2021 (Unaudited))	2021	2020
Assets:
Investments:
Fixed maturity securities, at fair value (amortized cost of $2,221 and $2,175)	$2,341	$2,317
Fixed maturity securities pledged as collateral, at fair value (amortized cost of $15 and $15)	15	15
Short-term investments, at fair value (amortized cost of $398 and $492)	397	492
Short-term investments pledged as collateral, at fair value (amortized cost of $105 and $125)	105	125
Other investments (includes $600 and $544 at fair value)	600	595
Total investments (net of allowance for credit losses of $0 and $0)	3,458	3,544
Cash and cash equivalents	23	20
Restricted cash	16	13
Premium receivables (net of allowance for credit losses of $13 and $17)	356	370
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	33	33
Deferred ceded premium	74	70
Subrogation recoverable	2,076	2,156
Derivative assets	74	93
Intangible assets	391	409
Other assets	115	114
Variable interest entity assets:
Fixed maturity securities, at fair value	3,236	3,354
Restricted cash	2	2
Loans, at fair value	2,948	2,998
Derivative assets	38	41
Other assets	1	2
Total assets	$12,840	$13,220
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$438	$456
Loss and loss expense reserves	1,662	1,759
Ceded premiums payable	24	27
Deferred taxes	20	24
Current taxes	2	6
Long-term debt	2,661	2,739
Accrued interest payable	516	517
Derivative liabilities	86	114
Other liabilities	123	106
Variable interest entity liabilities:
Long-term debt (includes $4,264 and $4,324 at fair value)	4,427	4,493
Derivative liabilities	1,739	1,835
Total liabilities	11,697	12,074
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest	20	7
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,477,067 and 45,865,081	—	—
Additional paid-in capital	246	242
Accumulated other comprehensive income (loss)	61	79
Retained earnings	761	759
Treasury stock, shares at cost: 279,965 and 55,942	(5)	(1)
Total Ambac Financial Group, Inc. stockholders’ equity	1,063	1,080
Nonredeemable noncontrolling interest	60	60
Total stockholders’ equity	1,123	1,140
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$12,840	$13,220
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 1 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share data)	2021	2020
Revenues:
Net premiums earned	$14	$10
Net investment income (loss)	49	(21)
Net realized investment gains (losses)	2	8
Net gains (losses) on derivative contracts	25	(70)
Net realized gains (losses) on extinguishment of debt	33	—
Other income (expense)	5	—
Income (loss) on variable interest entities	—	3
Total revenues	129	(70)
Expenses:
Losses and loss expenses (benefit)	8	117
Intangible amortization	19	13
Operating expenses	33	24
Interest expense	50	63
Total expenses	110	217
Pre-tax income (loss)	19	(287)
Provision (benefit) for income taxes	2	(7)
Net income (loss)	17	(280)
Less: net gain (loss) attributable to noncontrolling interest	—	—
Net income (loss) attributable to common stockholders	$17	$(280)
Other comprehensive income (loss), after tax:
Net income (loss)	$17	$(280)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(2) and $—	(24)	(146)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $— and $—	6	(46)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $— and $1	(1)	3
Changes to postretirement benefit, net of income tax provision (benefit) of $— and $—	—	(2)
Total other comprehensive income (loss), net of income tax	(18)	(191)
Total comprehensive income (loss)	(1)	(470)
Less: comprehensive (gain) loss attributable to the noncontrolling interest	—	—
Total comprehensive income (loss) attributable to common stockholders	$(2)	$(470)
Net income (loss) per share attributable to common stockholders:
Basic	$0.08	$(6.07)
Diluted	$0.08	$(6.07)
Weighted average number of common shares outstanding:
Basic	46,314,049	46,060,324
Diluted	46,858,064	46,060,324
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 2 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at December 31, 2020	$1,140	$759	$79	$—	$—	$242	$(1)	$60
Total comprehensive income (loss)	(2)	17	(18)	—	—	—	—	—
Stock-based compensation	4	—	—	—	—	4	—	—
Cost of shares (acquired) issued under equity plan	(6)	(2)	—	—	—	—	(4)	—
Changes to Redeemable NCI	(13)	(13)	—	—	—	—	—	—
Balance at March 31, 2021	$1,123	$761	$61	$—	$—	$246	$(5)	$60

Balance at December 31, 2019	$1,536	$1,203	$42	$—	$—	$232	$—	$60
Total comprehensive income (loss)	(470)	(280)	(191)	—	—	—	—	—
Adjustment to initially apply ASU 2016-13	(4)	(4)	—	—	—	—	—	—
Stock-based compensation	3	—	—	—	—	3	—	—
Cost of shares (acquired) issued under equity plan	(3)	(1)	—	—	—	—	(1)	—
Balance at March 31, 2020	$1,062	$917	$(149)	$—	$—	$235	$(2)	$60
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$17	$(280)
Noncontrolling interest in subsidiaries’ earnings	—	—
Net income (loss)	$17	$(280)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of bond premium and discount	(3)	(4)
Share-based compensation	4	3
Deferred income taxes	(3)	(6)
Current income taxes	(3)	(5)
Unearned premiums, net	(22)	(7)
Losses and loss expenses, net	(17)	77
Ceded premiums payable	(2)	(1)
Premium receivables	14	13
Accrued interest payable	23	23
Amortization of intangible assets	19	13
Net realized investment gains	(2)	(8)
(Gain) loss on extinguishment of debt	(33)	—
Variable interest entity activities	—	(3)
Derivative assets and liabilities	(22)	32
Other, net	(10)	64
Net cash used in operating activities	(40)	(87)
Cash flows from investing activities:
Proceeds from sales of bonds	44	221
Proceeds from matured bonds	39	49
Purchases of bonds	(128)	(150)
Proceeds from sales of other invested assets	48	243
Purchases of other invested assets	(41)	(195)
Change in short-term investments	94	67
Change in cash collateral receivable	11	(56)
Proceeds from paydowns of consolidated VIE assets	50	66
Other, net	(1)	(1)
Net cash provided by investing activities	116	244
Cash flows from financing activities:
Paydowns of Ambac note	(16)	(77)
Tax payments related to shares withheld for share-based compensation plans	(6)	(3)
Payments of consolidated VIE liabilities	(48)	(66)
Net cash used in financing activities	(69)	(146)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Net cash flow	6	10
Cash, cash equivalents, and restricted cash at beginning of period	35	81
Cash, cash equivalents, and restricted cash at end of period	$42	$91
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 4 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
The following description provides an update of Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the Form 10-K. Capitalized terms used, but not defined herein, and in the other footnotes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q shall have the meanings ascribed thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's business operations include:
•Financial Guarantee Insurance — Ambac Assurance Corporation ("AAC") and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”), legacy financial guarantee businesses, both of which have been in runoff since 2008. Insurance policies issued by AAC and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed.
•Specialty Property & Casualty Program Insurance ("SPCP") — Currently includes admitted insurer Everspan Insurance Company and excess and surplus lines insurer Everspan Indemnity Insurance Company (collectively, "Everspan" or the "Everspan Group"). This platform, which received an A- Financial Strength Rating from A.M. Best in February 2021, is expected to launch new underwriting programs in 2021.
•Managing General Agency / Underwriting ("MGA/U") — Currently includes Xchange Benefits, LLC and Xchange Affinity Underwriting Agency, LLC (collectively, “Xchange”) a property and casualty Managing General Underwriter 80% of which AFG acquired on December 31, 2020. Refer to Note 3. Business Combination in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for further information relating to this acquisition.
While SPCP and MGA/U are distinct businesses, they are currently not significant to Ambac's operations to warrant segment presentation. Management evaluates its reportable segments at least annually and as facts and circumstances change.
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
•Ongoing review of the effectiveness and efficiency of Ambac's operating platform; and
•Focused growth in the specialty property and casualty program insurance, managing general agency/underwriting and potentially other insurance and insurance related businesses to advance our goal of generating long-term stockholder value with attractive risk adjusted returns.
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
2021 Surplus Note Exchanges
On January 19, 2021, AAC entered into a purchase agreement (the “Purchase Agreement”) with AFG and certain funds or accounts (the “Note Holders”), pursuant to which (i) the Note Holders agreed to sell to AAC all of the individual beneficial interests (the “Interests”) in the 5.1% senior notes due August 28, 2039 (the “Corolla Notes”), issued by the Corolla Trust, a Delaware statutory trust formed by AFG in 2014, (ii) AFG agreed to sell to AAC the owner trust certificate for the Corolla Trust (the “Corolla Certificate”), which constituted all of the equity interests in the Corolla Trust, and (iii) AAC agreed to exchange the Interests and the Corolla Certificate for AAC’s senior surplus notes (collectively, the “Corolla Note Exchange”). The Note Holders held 100% of the outstanding Corolla Notes. Pursuant to the Purchase Agreement, each $1.00 principal amount of the Corolla Notes (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.9125 principal amount of senior surplus notes (and the associated amount of accrued and unpaid interest thereon) on the date of the consummation of the Corolla Note Exchange (the “Closing”). In addition, every $1.00 principal amount of the Corolla Certificate (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.6400 principal amount of senior surplus notes (and the associated amount of accrued and unpaid interest thereon) on the date of Closing. The Closing occurred on January 22, 2021. At the Closing AAC issued $267 aggregate principal amount of senior surplus notes to consummate the
| Ambac Financial Group, Inc. 5 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Corolla Note Exchange and acquire all of the interests in the Corolla Trust. Subsequent to the closing the Corolla Trust was dissolved and the junior surplus note that had been deposited in the Corolla Trust by AFG in 2014 was canceled.
In February 2021, AAC entered into a purchase agreement pursuant to which the holder of $15 principal amount of 5.1% junior surplus notes issued by AAC agreed to sell such notes to AAC in exchange for senior surplus notes (the "JSN Exchange"). Pursuant to the purchase agreement, each $1.00 principal amount of the junior surplus notes (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.8581 principal amount of senior surplus notes (and the associated amount of accrued and unpaid interest thereon). The closing of the JSN Exchange occurred on February 11, 2021, when AAC issued approximately $13 aggregate principal amount of senior surplus notes. Subsequent to the closing of the JSN Exchange the junior surplus notes were canceled. As a result of the Corolla Note Exchange and the JSN Exchange, AAC no longer has any junior surplus notes outstanding.
The surplus notes exchanged pursuant to the Corolla Note Exchange and the JSN Exchange are part of the same series as, and rank equally with, the existing surplus notes previously issued by AAC. After giving effect to the Corolla Note Exchange and the JSN Exchange, AAC has $853 principal amount of surplus notes outstanding and total principal and accrued and unpaid interest of surplus notes outstanding is $1,414 as of February 11, 2021. Outstanding surplus notes principal amount includes $83 owned by AFG, which amount is eliminated in consolidation for purposes of US generally accepted accounting principles. The Company recorded a gain of $33 for the three months ended March 31, 2021 arising from AAC's purchases of junior surplus notes below their carrying values which is reported within Net realized gains (losses) on extinguishment of debt in the Consolidated Statements of Total Comprehensive Income (Loss). In addition, the Company has recorded gain of $4 for the three months ended March 31, 2021 from the exchange of the Corolla Certificate held by AFG above its carrying value, which is reported within Net realized investment gains (losses) in the Consolidated Statements of Total Comprehensive Income (Loss).
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed its significant accounting policies in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
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
Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2021, may not be indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020, consolidated balance sheet was derived from audited financial statements.
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
Foreign Currency:
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(5) and $1 for the three months ended March 31, 2021 and 2020, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.
Revenue Recognition:
Revenues for the MGA/U business operations are recognized in accordance with the Revenue from Contracts with Customers Topic of the ASC. The following steps are applied to recognize revenue: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. A performance obligation is satisfied either at a point in time or over time depending on the nature of the product or service provided, and the specific terms of the contract with customers.
| Ambac Financial Group, Inc. 6 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
MGA/U performance obligations consist of placing policies with insurers and, for certain products, providing claims servicing. Revenue from limited and short-term medical policies sold through affinity groups ("Affinity") are recognized up front as no further performance obligations exist after policy placement. Revenue from employer stop loss policies ("ESL") is apportioned to policy placement, recognized upfront, and claims servicing, recognized over the claim period, based on the relative stand-alone selling price of the respective performance obligations.
Revenue consists of base and profit-sharing commissions. Base commissions, associated with policy placement and claims servicing, are estimated by applying the contractual commission percentages to estimated gross premiums written. Profit-sharing commissions represent variable consideration associated with policy placement only and are estimated based on expected loss ratios and the estimated gross premium for base commissions. Base and profit-sharing commissions are estimated with a constraint applied such that a significant reversal of revenue in the future is not probable. MGA/U revenue is reported in other income (expense) on the Consolidated Statement of Total Comprehensive Income.
Contract assets represent the Company's right to future consideration for services it has already transferred to the customer, which is also conditional on future performance. Once the right to consideration becomes unconditional, it is reported as a receivable. Contract liabilities represent the Company's obligation to transfer services for which it has already received consideration from the customer. Contract assets and contract liabilities are reported as other assets and other liabilities, respectively, on the Consolidated Balance Sheet.
Redeemable Noncontrolling Interest:
The acquisition by AFG of 80% of the ownership interests of Xchange, is further described in Note 3. Business Combinations in the Notes to Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Under the terms of the acquisition agreement, Ambac received a call option to purchase the remaining 20% of Xchange from the minority owners (i.e., noncontrolling interests) and the minority owners received a put option to sell the remaining 20% to Ambac. The call and put options are exercisable after different time periods elapse. Because the exercise of the put option is outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet.
The redeemable noncontrolling interest is remeasured each period as the greater of:
i.the carrying value under ASC 810, which attributes a portion of consolidated net income (loss) to the redeemable noncontrolling interest; and
ii.the redemption value of the put option under ASC 480 as if it were exercisable at the end of the reporting period.
Any increase (decrease) in the carrying amount of the redeemable noncontrolling interest as a result of adjusting to the redemption value of the put option is recorded as an offset to retained earnings. The impact of such differences on earnings per share are presented in Note 5. Net Income Per Share.
Following is a rollforward of redeemable noncontrolling interest.

Three Months Ended March 31,	2021
Beginning balance	$7
Net income attributable to redeemable noncontrolling interest (ASC 810)	—
Adjustment to redemption value (ASC 480)	$13
Ending balance	$20

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31,
	2021	2020
Cash paid during the period for:
Income taxes	$8	$2
Interest on long-term debt	25	31
Non-cash financing activities:
Decrease in long-term debt as a result of surplus notes exchanges	$71	$—

	March 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$23	$58
Restricted cash	16	31
Variable Interest Entity restricted cash	2	2
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$42	$91

Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
| Ambac Financial Group, Inc. 7 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Adopted Accounting Standards:
Effective January 1, 2021, the Company adopted the following accounting standard:
Simplifying Income Tax Accounting
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The ASU removes certain exceptions in the guidance related to investments, intra-period allocations and interim period allocations. It further adds new guidance related to the allocation of consolidated income taxes and evaluating a step-up in the tax basis of goodwill. The ASU did not have a consequential impact on Ambac's financial statements.
Future Application of Accounting Standards:
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides companies with optional guidance to ease the potential accounting burden related to transitioning away from reference rates, such as LIBOR, that are expected to be discontinued as a result of initiatives undertaken by various jurisdictions around the world. For example, under current GAAP, contract modifications which change a reference rate are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be applied prospectively as of the beginning of the interim period that includes or is subsequent to March 12, 2020, or any date thereafter, but does not apply to contract modifications and other transactions entered into or evaluated after December 31, 2022. Management has not determined when it will adopt this ASU, and the impact on Ambac's financial statements is being evaluated.
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
| Ambac Financial Group, Inc. 8 2021 First Quarter FORM 10-Q |

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
| Ambac Financial Group, Inc. 9 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

	March 31, 2021			December 31, 2020
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$3,103	$—	$3,103	$3,215	$—	$3,215
Municipal obligations, available-for-sale (1)	—	133	133	—	139	139
Total FG VIE fixed maturity securities, at fair value	3,103	133	3,236	3,215	139	3,354
Restricted cash	1	1	2	1	1	2
Loans, at fair value (2)	2,948	—	2,948	2,998	—	2,998
Derivative assets	38	—	38	41	—	41
Other assets	—	1	1	—	2	2
Total FG VIE assets	$6,090	$135	$6,225	$6,255	$143	$6,398
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$4,264	$—	$4,264	$4,324	$—	$4,324
Long-term debt, at par less unamortized discount	—	163	163	—	169	169
Total long-term debt	4,264	163	4,427	4,324	169	4,493
Derivative liabilities	1,739	—	1,739	1,835	—	1,835
Total FG VIE liabilities	$6,003	$163	$6,166	$6,159	$169	$6,328
Number of FG VIEs consolidated	5	1	6	5	1	6
(1)Available-for-sale FG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $109 and $113, and aggregate gross unrealized gains of $23 and $27 at March 31, 2021 and December 31, 2020, respectively. All such securities had contractual maturities due after ten years as of March 31, 2021.
(2)The unpaid principal balances of loan assets carried at fair value were $2,519 as of March 31, 2021 and $2,546 as of December 31, 2020.
(3)The unpaid principal balances of long-term debt carried at fair value were $3,758 as of March 31, 2021 and $3,769 as of December 31, 2020.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

Three Months Ended March 31,	2021	2020
Net change in fair value of VIE assets and liabilities reported under the fair value option	$(1)	$—
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	1	(4)
Net change in fair value of VIE assets and liabilities reported in earnings	(1)	(4)
Investment income on available-for-sale securities	2	2
Net realized investment gains (losses) on available-for-sale securities	1	8
Interest expense on long-term debt carried at par less unamortized cost	(1)	(2)
Income (loss) on variable interest entities	$—	$3
Ambac did not consolidate any new VIEs for the three months ended March 31, 2021, and the three months ended March 31, 2020. Ambac deconsolidated no VIEs for the three months ended March 31, 2021, and deconsolidated no VIEs for the three months ended March 31, 2020.
| Ambac Financial Group, Inc. 10 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of March 31, 2021 and December 31, 2020:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
March 31, 2021:
Global structured finance:
Mortgage-backed—residential	$4,065	$1,951	$513	$—
Other consumer asset-backed	981	23	239	—
Other commercial asset-backed	23	3	1	—
Other	958	—	13	7
Total global structured finance	6,027	1,977	766	7
Global public finance	21,330	266	291	—
Total	$27,357	$2,243	$1,057	$6

December 31, 2020:
Global structured finance:
Mortgage-backed—residential	$4,308	$2,024	$580	$—
Other consumer asset-backed	1,050	24	239	—
Other commercial asset-backed	24	3	1	—
Other	970	—	13	8
Total global structured finance	6,352	2,051	834	8
Global public finance	21,646	263	287	—
Total	$27,998	$2,314	$1,122	$8
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

Ambac Sponsored Non-consolidated VIEs:
In 1994, Ambac established a VIE to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity are contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac does not consolidate this entity because the exercise of related control rights in such policies remain subject to OCI approval under the Stipulation and Order, as discussed above. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in this entity provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. On
February 22, 2021 the last investment held, derivative instrument and MTN issued by this entity matured and were paid in full. At March 31, 2021 and December 31, 2020, the fair value of this entity was $1 and $1, respectively, and is reported within Other assets on the Consolidated Balance Sheets. Total principal amount of debt outstanding was $410 at December 31, 2020.
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by AAC by depositing the junior surplus note into the Corolla Trust, a VIE, in exchange for cash and the Corolla Certificate, which represented Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reported the Corolla Certificate as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income (loss): Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). As further described in Note 1. Background and Business
| Ambac Financial Group, Inc. 11 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Description, on January 22, 2021, AAC completed the Corolla Note Exchange transaction whereby it acquired 100% of the outstanding Notes of the Corolla Trust and the Corolla Certificates for AAC surplus notes and subsequently dissolved the Corolla Trust.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, LLC ("Ambac LSNI"). Ambac LSNI issued Secured Notes in connection with the Rehabilitation Exit Transactions. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reports its holdings of Secured Notes within Fixed Maturity Securities in the Consolidated Balance Sheets. The carrying value of Secured Notes held by Ambac was $464 and $465 at March 31, 2021 and December 31, 2020, respectively. Ambac's debt obligation to the VIE (the Ambac Note) had a carrying value of $1,626 and $1,641 at March 31, 2021 and December 31, 2020, respectively, and is reported within Long-term debt on the Consolidated Balance Sheets.
4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended March 31, 2021:
Beginning Balance	$166	$5	$(92)	$—	$79
Other comprehensive income (loss) before reclassifications	(21)	—	6	—	(15)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	—	(1)	(3)
Net current period other comprehensive income (loss)	(24)	—	6	(1)	(18)
Balance at March 31, 2021	$142	$5	$(86)	$(1)	$61

Three Months Ended March 31, 2020:
Beginning Balance	$151	$8	$(116)	$(2)	$42
Other comprehensive income (loss) before reclassifications	(139)	(2)	(46)	—	(187)
Amounts reclassified from accumulated other comprehensive income (loss)	(7)	—	—	3	(4)
Net current period other comprehensive income (loss)	(146)	(2)	(46)	3	(191)
Balance at March 31, 2020	$5	$6	$(162)	$2	$(149)
(1)All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.

| Ambac Financial Group, Inc. 12 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended March 31,
	2021	2020
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(2)	$(8)	Net realized investment gains (losses)
	(1)	1	Provision for income taxes
	$(3)	$(7)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	Other income
Actuarial (losses)	—	—	Other income
	—	—	Total before tax
	—	—	Provision for income taxes
	$—	$—	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$(1)	$4	Credit risk changes of fair value option liabilities
	—	(1)	Provision for income taxes
	$(1)	$3	Net of tax and noncontrolling interest
Total reclassifications for the period	$(3)	$(4)	Net of tax and noncontrolling interest

5. NET INCOME PER SHARE
As of March 31, 2021, 46,197,102 shares of AFG's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,693 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares outstanding increased by 387,963 during the three months ended March 31, 2021, primarily due to settlements of employee restricted and performance stock units.
The numerator of the basic and diluted earnings per share computation represents net income (loss) attributable to common stockholders adjusted by the retained earnings impact of the noncontrolling adjustment to redemption value under ASC 480. The redemption value adjustment is further described Redeemable Noncontrolling Interest section of Note 2. Basis of Presentation and Significant Accounting Policies,
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

Three Months Ended March 31,	2021	2020
Net income (loss) attributable to common stockholders	$17	$(280)
Adjustment to redemption value (ASC 480)	$(13)	—
Numerator of basic and diluted EPS	$4	$(280)
Per Share:
Basic	$0.08	$(6.07)
Diluted	$0.08	$(6.07)

The denominator of the basic earnings per share computation represents the weighted average common shares outstanding plus vested restricted stock units (together, "Basic Weighted Average Shares Outstanding"). The denominator of diluted earnings per share adjusts the basic weighted average shares outstanding for all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, unvested restricted stock units and performance stock units granted under existing compensation plans.
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

Three Months Ended March 31,	2021	2020
Basic weighted average shares outstanding denominator	46,314,049	46,060,324
Effect of potential dilutive shares (1):
Stock options	—	—
Warrants	214,904	—
Restricted stock units	121,215	—
Performance stock units (2)	207,896	—
Diluted weighted average shares outstanding denominator	46,858,064	46,060,324
Anti-dilutive shares excluded from the above reconciliation:
Stock options	—	16,667
Warrants	—	4,877,749
Restricted stock units	165,529	236,189
Performance stock units (2)	—	738,039
(1)    For the three months ended March 31, 2020, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the
| Ambac Financial Group, Inc. 13 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
determination of diluted loss per share as their impact was anti-dilutive.
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
Net Premiums Earned:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates. The weighted average risk-free rate at March 31, 2021 and December 31, 2020, was 2.2% and 2.2%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2021 and December 31, 2020, was 8.3 years and 8.3 years years, respectively.
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

Three Months Ended March 31,	2021	2020
Beginning premium receivable	$370	$416
Adjustment to initially apply ASU 2016-13	—	(3)
Premium receipts	(12)	(12)
Adjustments for changes in expected and contractual cash flows (1)	(8)	10
Accretion of premium receivable discount	2	2
Changes to allowance for credit losses	4	(2)
Other adjustments (including foreign exchange)	—	(8)
Ending premium receivable (2)	$356	$403
(1)    Adjustments for changes in expected and contractual cash flows primarily due to reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.
(2)    Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At March 31, 2021 and 2020, premium receivables include British
Pounds of $122 (£89) and $128 (£103), respectively, and Euros of $21 (€18) and $24 (€22), respectively.
When a bond issue insured by AAC has been retired early any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three months ended March 31, 2021 and 2020, was less than a million dollars in both periods.
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended March 31,
	2021		2020
	Written	Earned	Written	Earned
Direct	$(2)	$17	$11	$13
Assumed	—	—	—	1
Ceded	7	3	(1)	3
Net premiums	$(9)	$14	$12	$10

The following table summarizes net premiums earned by location of risk:

Three Months Ended March 31,	2021	2020
United States	$7	$7
United Kingdom	3	4
Other international	3	—
Total	$14	$10
The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at March 31, 2021:
| Ambac Financial Group, Inc. 14 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
June 30, 2021	$8	$8
September 30, 2021	9	8
December 31, 2021	8	8
Twelve months ended:
December 31, 2022	34	31
December 31, 2023	33	29
December 31, 2024	32	28
December 31, 2025	30	26
Five years ended:
December 31, 2030	129	110
December 31, 2035	90	71
December 31, 2040	42	29
December 31, 2045	19	11
December 31, 2050	7	4
December 31, 2055	1	—
Total	$443	$364
(1)Future premiums to be collected are undiscounted, gross of allowance for credit losses, and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet.
(2)Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and
Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2020. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.
Credit Impairment for Premium Receivables:
Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard adopted January 1, 2020, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2020. Management's evaluation of credit impairment under prior GAAP rules was not materially different.
As further discussed in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2020, the key indicator management uses to assess the credit quality of premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group. Below is the amortized cost basis of premium receivables by risk classification code and asset class as of March 31, 2021 and December 31, 2020:
| Ambac Financial Group, Inc. 15 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Surveillance Categories as of March 31, 2021
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$152	$13	$—	$—	$—	$165
Other	2	—	—	—	—	2
Total Public Finance	154	13	—	—	—	167

Structured Finance:
Mortgage-backed and home equity	2	—	1	3	14	20
Structured insurance	14	—	—	—	—	14
Student loan	2	—	2	10	—	14
Other	7	—	—	—	—	7
Total Structured Finance	25	—	3	13	14	55

International:
Sovereign/sub-sovereign	86	12	—	12	—	111
Investor-owned and public utilities	30	—	—	—	—	30
Other	6	—	—	—	—	6
Total International	123	12	—	12	—	148
Total (1)	$302	$25	$3	$25	$14	$369

Surveillance Categories as of December 31, 2020
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$155	$13	$—	$—	$—	$168
Other	2	15	—	—	—	17
Total Public Finance	157	27	—	—	—	185

Structured Finance:
Mortgage-backed and home equity	3	—	1	3	15	22
Structured insurance	14	—	—	—	—	14
Student loan	3	—	2	11	—	16
Other	7	—	—	—	—	7
Total Structured Finance	27	—	3	14	15	59

International:
Sovereign/sub-sovereign	82	13	—	13	—	108
Investor-owned and public utilities	31	—	—	—	—	31
Other	5	—	—	—	—	5
Total International	118	13	—	13	—	144
Total (1)	$302	$40	$3	$27	$15	$387
(1)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
Below is a rollforward of the premium receivable allowance for credit losses as of March 31, 2021 and 2020:

Three Months Ended March 31,	2021	2020
Beginning balance (1)	$17	$9
Current period provision (2)	(4)	5
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance	$13	$14

(1)At December 31, 2019, $9 of premiums receivable were deemed uncollectible as determined under prior GAAP rules.
(2)The three months ended March 31, 2020, includes $3 from the adoption of CECL.
At March 31, 2021 and December 31, 2020, Ambac had past due premiums of less than a million, of which less than a million was over 120 days past due and has been included in the allowance for credit losses.

| Ambac Financial Group, Inc. 16 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the loss reserves liability and the Subrogation recoverable asset at March 31, 2021 and December 31, 2020:

	March 31, 2021:				December 31, 2020:
	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Claims and Loss Expenses	Recoveries			Claims and Loss Expenses	Recoveries
Loss and loss expense reserves	$1,831	$(102)	$(67)	$1,662	$2,060	$(229)	$(72)	$1,759
Subrogation recoverable	99	(2,175)	—	(2,076)	100	(2,256)	—	(2,156)
Totals	$1,930	$(2,277)	$(67)	$(414)	$2,160	$(2,486)	$(72)	$(397)

Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Three Months Ended March 31,	2021	2020
Beginning gross loss and loss expense reserves	$(397)	$(482)
Reinsurance recoverable	33	26
Beginning balance of net loss and loss expense reserves	(430)	(508)
Losses and loss expenses (benefit):
Current year	—	27
Prior years	8	90
Total (1) (2)	8	117
Loss and loss expenses paid (recovered):
Current year	—	—
Prior years	25	39
Total	25	39
Foreign exchange effect	—	—
Ending net loss and loss expense reserves	(447)	(430)
Reinsurance recoverable (3)	33	35
Ending gross loss and loss expense reserves	$(414)	$(395)
(1)Total losses and loss expenses (benefit) includes $(1) and $(10) for the three months ended March 31, 2021 and 2020, respectively, related to ceded reinsurance.
(2)Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W's) by transaction sponsors within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated R&W's for the three months ended March 31, 2021 and 2020, was $3 and $(36), respectively.
(3)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $0 and $1 as of March 31, 2021 and 2020, respectively, related to previously presented loss and loss expenses and subrogation.
For 2021, the adverse development in prior years was primarily due to deterioration of Puerto Rico credits as discussed below in the section, "Puerto Rico."
For 2020, the adverse development in prior years was primarily a result of deterioration in Public Finance credits, primarily Puerto Rico, partially offset by positive development in the RMBS portfolio.
| Ambac Financial Group, Inc. 17 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at March 31, 2021 and December 31, 2020. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at March 31, 2021 and December 31, 2020,was 1.8% and 1.1%, respectively.

Surveillance Categories as of March 31, 2021
	I	IA	II	III	IV	V	Total
Number of policies	36	25	17	15	131	5	229
Remaining weighted-average contract period (in years) (1)	10	18	8	16	13	7	15
Gross insured contractual payments outstanding:
Principal	$738	$1,158	$599	$1,421	$3,124	$47	$7,087
Interest	255	1,078	479	199	1,376	25	3,413
Total	$994	$2,236	$1,078	$1,620	$4,500	$72	$10,500
Gross undiscounted claim liability	$3	$49	$41	$581	$1,498	$72	$2,245
Discount, gross claim liability	—	(4)	(1)	(138)	(224)	(5)	(372)
Gross claim liability before all subrogation and before reinsurance	3	46	40	443	1,274	67	1,872
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,749)	—	(1,749)
Discount, RMBS subrogation	—	—	—	—	2	—	2
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,748)	—	(1,748)
Less:
Gross other subrogation (3)	—	—	—	(36)	(510)	(12)	(559)
Discount, other subrogation	—	—	—	2	25	2	30
Discounted other subrogation, before reinsurance	—	—	—	(34)	(485)	(10)	(530)
Gross claim liability, net of all subrogation and discounts, before reinsurance	3	46	40	409	(959)	56	(405)
Less: Unearned premium revenue	(2)	(14)	(5)	(16)	(29)	(1)	(67)
Plus: Loss expense reserves	2	—	1	5	49	—	57
Gross loss and loss expense reserves	$2	$32	$36	$398	$(938)	$56	$(414)
Reinsurance recoverable reported on Balance Sheet (4)	$—	$7	$10	$24	$(8)	$—	$33
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
(4)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $33 related to future loss and loss expenses and $0 related to presented loss and loss expenses and subrogation.
| Ambac Financial Group, Inc. 18 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Surveillance Categories as of December 31, 2020
	I	IA	II	III	IV	V	Total
Number of policies	40	25	15	15	132	5	232
Remaining weighted-average contract period (in years) (1)	10	18	8	16	14	7	14
Gross insured contractual payments outstanding:
Principal	$842	$1,375	$595	$1,469	$3,246	$47	$7,573
Interest	279	1,011	484	215	1,427	26	3,443
Total	$1,121	$2,386	$1,079	$1,685	$4,673	$72	$11,016
Gross undiscounted claim liability	$3	$49	$40	$541	$1,690	$72	$2,395
Discount, gross claim liability	—	(2)	(1)	(85)	(213)	(3)	(303)
Gross claim liability before all subrogation and before reinsurance	3	47	40	456	1,477	69	2,092
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,753)	—	(1,753)
Discount, RMBS subrogation	—	—	—	—	3	—	3
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,751)	—	(1,751)
Less:
Gross other subrogation (3)	—	—	—	(36)	(706)	(12)	(755)
Discount, other subrogation	—	—	—	1	18	1	20
Discounted other subrogation, before reinsurance	—	—	—	(35)	(689)	(11)	(735)
Gross claim liability, net of all subrogation and discounts, before reinsurance	3	47	39	421	(963)	58	(394)
Less: Unearned premium revenue	(2)	(16)	(5)	(17)	(30)	(1)	(72)
Plus: Loss expense reserves	1	2	1	5	59	—	68
Gross loss and loss expense reserves	$2	$32	$35	$409	$(933)	$57	$(397)
Reinsurance recoverable reported on Balance Sheet (4)	$—	$6	$9	$24	$(6)	$—	$33
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
(4)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $33 related to future loss and loss expenses and $1 related to presented loss and loss expenses and subrogation.
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
COVID-19 has adversely impacted Ambac's financial position and results of operations as credit risk in the insured and investment portfolios has increased. In the insured portfolio, municipal, mortgage-backed, student loan and other asset securitization exposures could be materially adversely impacted.
In the U.S., significant fiscal stimulus measures, monetary policy actions and other relief measures have helped to moderate the negative economic impacts of COVID-19, and have supported the economic recovery which began in the second half of 2020 and continues into 2021. These measures include the March 2021, $1.9 trillion American Rescue Plan Act or ARPA, which together with other fiscal stimulus measures put in place in 2020, provide for, among other things, funding to state and local governments, direct payments to households, support for small businesses, renter assistance and funding for transport, airlines, healthcare and education. Monetary policy decisions have included quantitative easing and the provision of liquidity to financial institutions and credit markets. In addition, housing measures, such as forbearance on mortgages and suspension of foreclosures and evictions, and various executive orders have helped to
| Ambac Financial Group, Inc. 19 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
provide relief. Outside of the US, and in the United Kingdom and Italy in particular, where Ambac has insured portfolio exposure, various monetary policy, fiscal stimulus measures and other actions have also helped to moderate the negative economic impact and support recovery.
We are continuously evaluating and updating our view of the macro economic environment as well as our specific credit view of each of our insured exposures considering the significant uncertainties brought upon us by the COVID-19 pandemic. Accordingly, despite the current economic recovery, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19 pandemic.
Puerto Rico:
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,067. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. Each issuing entity has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges or general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted and may continue to default on debt service payments, including payments owed on bonds insured by AAC. AAC may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to a material increase in permanent losses causing a material adverse impact on our results of operations and financial condition. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including variability in economic growth and demographic trends, tax revenues, changes in law or the effects thereof, essential services expense, federal funding of Commonwealth needs, as well as interpretation of legal documents, legislation, updated financial information (when available), and, overall, outcomes related to the debt restructuring process. In the near-term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure, heightening its vulnerability to additional weather events; and the trajectory of recovery from the COVID-19 pandemic. The longer-term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, among other factors, the management, usage and efficacy of federal resources.
Also important to Puerto Rico's economic growth, government reform and creditor outcomes is the Commonwealth Fiscal Plan, the most recent of which was certified by the Financial Oversight and Management Board for Puerto Rico ("Oversight Board") on April 23, 2021. The most recent Commonwealth Fiscal Plan purports to incorporate the impact of the federal recovery money stemming from the 2017 hurricanes, 2019-2020 earthquakes, and the COVID-19 pandemic, including the recently enacted ARPA. As with previous fiscal plans, the current certified Commonwealth Fiscal Plan may significantly inform the Commonwealth Plan of Adjustment in the Commonwealth's Title III proceeding. However, as was the case with previous versions of the Commonwealth Fiscal Plan, the current version of the
Commonwealth Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to predict the long-term capacity and willingness of the Puerto Rico government and its instrumentalities to pay debt service on bonded debt and how their debt burden and financial flexibility might affect AAC's claims development potential, risk profile and long-term financial strength.
In the first quarter of 2021, the Oversight Board, as representative of the Commonwealth of Puerto Rico, PBA, and the Employee Retirement System of the Government of the Commonwealth of Puerto Rico publicly disclosed the Second Amended Plan Support Agreement ("Second Amended PSA"). The Oversight Board announced that the Second Amended PSA had the support of 70% of all GO and PBA bonds claims, including the conditional support of several financial guarantee insurance companies. The Government of the Commonwealth of Puerto Rico and AAC are not currently parties to the Second Amended PSA. Later in the first quarter of 2021, the Oversight Board filed with the Title III court a Second Amended Title III Joint Plan of Adjustment of the Commonwealth ("Second Amended POA") that, among other things, incorporated the terms of the Second Amended PSA.
In April 2021, the Oversight Board announced that it had reached an agreement in principle with two financial guarantee insurance companies (not including AAC) regarding the Puerto Rico Highways and Transportation Authority ("PRHTA") claims, the Convention Center District Authority ("CCDA") claims and the Commonwealth treatment of deficiency claims. Under this agreement in principle, consideration for revenue bond creditors such as PRHTA, CCDA, or Puerto Rico Infrastructure Financing Authority ("PRIFA") Special Tax Revenue ("Rum Tax") bonds, on account of their deficiency claims ("Clawback claims") against the Commonwealth, consist of interests ("Clawback CVI") tied to the outperformance of the Puerto Rico Sales and Use Tax ("SUT") against the certified 2020 Commonwealth Fiscal Plan projections. Under the agreement, the PRHTA and CCDA creditors would also receive 'hard currency' in the form of new PRHTA bonds and cash for PRHTA creditors and cash for CCDA creditors. PRIFA is not part of this agreement and under the current construct, PRIFA bondholders would not receive any 'hard currency' and only receive the Clawback CVI. This agreement was finalized on May 5, 2021 (the "PRHTA/CCDA PSA").
Substantial uncertainty exists with respect to the ultimate outcome for creditors in Puerto Rico, such as AAC, due to, among other matters, the Second Amended PSA and Second Amended POA and potential incremental changes to both the PSA and POA; the PRHTA/CCDA PSA; legislation enacted by the Commonwealth and the federal government, including PROMESA; and actions taken pursuant to such laws, including Title III filings. AAC is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests. As a result of litigation or other aspects of the restructuring processes, the differences among the credits insured by AAC may not be respected.
AAC has participated and may continue to participate in mediation related to potential debt restructurings. Mediation may
| Ambac Financial Group, Inc. 20 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
not be productive or may not resolve AAC's claims in a manner that reduces or avoids significant losses. No assurances can be given that negotiations will be successfully concluded, that Commonwealth, Oversight Board and creditor parties will reach definitive agreements on additional debt restructurings, that any negotiated transaction debt restructuring, definitive agreement or plans of adjustment will be approved by the court and completed, or that any transaction or plans of adjustment will not have an adverse impact on Ambac's financial condition or results. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could further impair our exposures, causing losses that could have a material adverse impact on our results of operations and financial condition.
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
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the three months ended March 31, 2021, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $9, which was primarily impacted by our interpretation of the terms of the May 5, 2021 PRHTA/CCDA PSA, including our assessment of the Clawback CVI, as well as the continued uncertainty and volatility of the situation in Puerto Rico. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at March 31, 2021, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $660. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of March 31, 2021, would decrease from $1,123 to $463. However, there can be no assurance that losses may not exceed such amount.
Representation and Warranty Recoveries:
Ambac records estimated RMBS R&W subrogation recoveries for breaches of R&W by sponsors of certain RMBS transactions. For a discussion of the approach utilized to estimate RMBS R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2020.
Ambac has recorded RMBS R&W subrogation recoveries of $1,748 ($1,722 net of reinsurance) and $1,751 ($1,725 net of reinsurance) at March 31, 2021 and December 31, 2020, respectively.
Below is the rollforward of RMBS R&W subrogation for the affected periods:

Three Months Ended March 31,	2021	2020
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$1,751	$1,727
All other changes (1)	(3)	$36
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,748	$1,764
(1)All other changes which may impact RMBS R&W subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor and/or the projected timing of recoveries.
Our ability to realize R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, including adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries; intervention by OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition. If we were unable to realize R&W subrogation recoveries recorded on Ambac's consolidated balance sheet, our stockholders’ equity as of March 31, 2021, would decrease from $1,123 to $(598). Additionally, failure to realize R&W subrogation recoveries, or the realization of recoveries significantly below those recorded on the balance sheet, may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; AAC not being able to deliver value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC.
Credit Impairment for Reinsurance Recoverables:
The key indicator management uses to assess the credit quality of reinsurance recoverables is collateral posted by the reinsurers and independent rating agency credit ratings. For the majority of reinsurance contracts where Ambac has recorded a recoverable, the fair value of collateral posted by the reinsurer to AAC exceeds AAC's reinsurance recoverable carrying value, net of ceded premiums payable. AAC has uncollateralized credit exposure of $4 and $1 and has recorded an allowance for credit losses of $— and $— at March 31, 2021 and December 31, 2020
| Ambac Financial Group, Inc. 21 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
7. INTANGIBLE ASSETS
Insurance intangible asset:
The insurance intangible asset and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	March 31, 2021	December 31, 2020
Gross carrying value of insurance intangible asset	$1,282	$1,281
Accumulated amortization of insurance intangible asset	927	908
Net insurance intangible asset	$356	373
Other Intangible Assets:
In connection with the acquisition of Xchange the fair value of identifiable intangible assets were recorded. The majority of these intangible assets relate to existing relationships Xchange maintained with a variety of brokers and distributors across its product lines. The gross carrying value of the identifiable intangibles, accumulated amortization and net identifiable intangibles is $36, $1 and $35, respectively at March 31, 2021 and $36, $— and $36, respectively at December 31, 2020. The overall weighted average useful life of the identified amortizable intangible assets acquired is 14.0 years.
Amortization Expense:
Amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

Three Months Ended March 31,	2021	2020
Insurance amortization expense	$19	$13
Other amortization expense	1	—
Total	$19	$13
The estimated future amortization expense for intangible assets is as follows:

Amortization expense	Insurance Intangible Asset (1) (2)	Other Intangible Assets	Total
2021 (Nine months)	$28	$2	$30
2022	35	3	37
2023	31	3	34
2024	29	3	31
2025	26	3	29
Thereafter	207	22	229
(1)The insurance intangible asset will be amortized using a level-yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts. Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations. If those obligations are retired early, amortization expense may differ in the period of call or refinancing. from the amounts provided in the table above.
(2)The weighted-average insurance intangible amortization period is 7.4 years.
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
| Ambac Financial Group, Inc. 22 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2021 and December 31, 2020, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
March 31, 2021:			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$366	$366	$—	$366	$—
Corporate obligations	1,108	1,108	2	1,106	—
Foreign obligations	97	97	97	—	—
U.S. government obligations	108	108	108	—	—
Residential mortgage-backed securities	269	269	—	269	—
Collateralized debt obligations	97	97	—	97	—
Other asset-backed securities	295	295	—	219	76
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	15	15	—	—
Short-term	105	105	105	—	—
Short term investments	397	397	311	86	—
Other investments (1)	600	600	99	—	—
Cash, cash equivalents and restricted cash	39	39	38	2	—
Derivative assets:
Interest rate swaps—asset position	73	73	—	7	66
Futures contracts	1	1	1	—	—
Other assets - equity in sponsored VIE	1	1	—	—	1
Other assets-Loans	3	3	—	—	3
Variable interest entity assets:
Fixed maturity securities: Corporate obligations	3,103	3,103	—	—	3,103
Fixed maturity securities: Municipal obligations	133	133	—	133	—
Restricted cash	2	2	2	—	—
Loans	2,948	2,948	—	—	2,948
Derivative assets: Currency swaps-asset position	38	38	—	38	—
Total financial assets	$9,799	$9,799	$778	$2,323	$6,197
Financial liabilities:
Long term debt, including accrued interest	$3,177	$3,032	$—	$3,011	$20
Derivative liabilities:
Interest rate swaps—asset position	85	85	—	85	—
Liabilities for net financial guarantees written (2)	(751)	279	—	—	279
Variable interest entity liabilities:
Long-term debt (includes $4,264 at fair value)	4,427	4,451	—	4,290	160
Derivative liabilities: Interest rate swaps—liability position	1,739	1,739	—	1,739	—
Total financial liabilities	$8,677	$9,586	$—	$9,126	$460
| Ambac Financial Group, Inc. 23 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
December 31, 2020:			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$358	$358	$—	$358	$—
Corporate obligations	1,077	1,077	4	1,073	—
Foreign obligations	98	98	98	—	—
U.S. government obligations	106	106	106	—	—
Residential mortgage-backed securities	302	302	—	302	—
Collateralized debt obligations	74	74	—	74	—
Other asset-backed securities	303	303	—	225	78
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	15	15	—	—
Short-term	125	125	125	—	—
Short term investments	492	492	415	76	—
Other investments (1)	595	597	91	—	53
Cash, cash equivalents and restricted cash	33	33	32	2	—
Derivative assets:
Interest rate swaps—asset position	93	93	—	9	85
Other assets - equity in sponsored VIE	1	1	—	—	1
Other assets-loans	3	3	—	—	3
Variable interest entity assets:
Fixed maturity securities: Corporate obligations	3,215	3,215	—	—	3,215
Fixed maturity securities: Municipal obligations	139	139	—	139	—
Restricted cash	2	2	2	—	—
Loans	2,998	2,998	—	—	2,998
Derivative assets: Currency swaps—asset position	41	41	—	41	—
Total financial assets	$10,071	$10,073	$888	$2,299	$6,433
Financial liabilities:
Long term debt, including accrued interest	$3,255	$3,071	$—	$2,670	$401
Derivative liabilities:
Interest rate swaps—liability position	114	114	—	114	—
Liabilities for net financial guarantees written (2)	(740)	539	—	—	539
Variable interest entity liabilities:
Long-term debt (includes $4,324 at fair value)	4,493	4,504	—	4,349	155
Derivative liabilities: Interest rate swaps—liability position	1,835	1,835	—	1,835	—
Total financial liabilities	$8,958	$10,063	$—	$8,968	$1,095
(1)Excluded from the fair value measurement categories in the table above are investment funds of $501 and $453 as of March 31, 2021 and December 31, 2020, respectively, which are measured using NAV as a practical expedient.
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
| Ambac Financial Group, Inc. 24 2021 First Quarter FORM 10-Q |

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
Fixed Maturity Securities:
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At March 31, 2021, approximately 3%, 95% and 2% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2020, approximately 2%, 95% and 3% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $76 and $78 at March 31, 2021 and December 31, 2020, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at March 31, 2021 and December 31, 2020 include the following:

March 31, 2021:
a. Coupon rate:	5.98%
b. Average Life:	14.66 years
c. Yield:	10.75%

December 31, 2020:
a. Coupon rate:	5.97%
b. Average Life:	14.83 years
c. Yield:	10.50%
Other Investments:
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment funds are valued using NAV as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 9. Investments for additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
At December 31, 2020, other investments also included Ambac's equity interest in the Corolla Trust, a non-consolidated VIE created in connection with Ambac's monetization of AAC junior surplus notes. This equity interest was carried under the equity method and its fair value was internally calculated using a market approach classified as Level 3. As further described in Note 1. Background and Business Description, on January 22, 2021, AAC completed the Corolla Note Exchange transaction whereby it acquired 100% of the outstanding obligations and the owner trust certificate of, and subsequently dissolved, the Corolla Trust.
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps, credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent
| Ambac Financial Group, Inc. 25 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregated Ambac CVA impact reduced the fair value of derivative liabilities by less than a million dollars at both March 31, 2021 and December 31, 2020, respectively
Interest rate swaps that are not centrally cleared are valued using vendor-developed models that incorporate interest rates and yield curves that are observable and regularly quoted. These models provide the net present value of the derivatives based on contractual terms and observable market data. Generally, the need for counterparty (or Ambac) CVAs on interest rate derivatives is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Certain of these derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our determination of their fair value.
Ambac's credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and remaining life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only one remaining credit derivative with an internal credit rating of AA at March 31, 2021. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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
The fair value of FG VIE fixed maturity securities and loan assets are based on Level 2 market price quotes received from independent market sources when available. Typically, FG VIE asset fair values are not readily available from market quotes and are estimated internally. Internal valuation of each FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 2.8% and 2.4% at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the range of these discount rates was between 2.3% and 3.5%.
| Ambac Financial Group, Inc. 26 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2021 and 2020. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments(1)	Other Assets(2)	Derivatives	Investments	Loans	Total
Three Months Ended March 31, 2021:
Balance, beginning of period	$78	$1	$84	$3,215	$2,998	$6,376
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	(17)	(138)	9	(145)
Included in other comprehensive income	(2)	—	—	26	24	49
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	(2)	—	(84)	(86)
Balance, end of period	$76	$1	$65	$3,103	$2,948	$6,194
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$(17)	$(138)	$9	$(145)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(2)	$—	$—	$26	$24	$49

Three Months Ended March 31, 2020:
Balance, beginning of period	$72	$3	$66	$2,957	$3,108	$6,207
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	12	30	88	130
Included in other comprehensive income	(6)	—	—	(181)	(190)	(377)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	(1)	—	(74)	(76)
Balance, end of period	$66	$3	$77	$2,806	$2,932	$5,884
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$12	$30	$88	$130
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(6)	$—	$—	$(181)	$(190)	$(377)
(1)     Investments classified as Level 3 consist of a single other asset-backed security.
(2)    Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE.

| Ambac Financial Group, Inc. 27 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The table below provides roll-forward information by class of derivatives measured using significant unobservable inputs.

Level 3 - Derivatives by Class
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$85	$—	$84	$67	$—	$66
Total gains/(losses) realized and unrealized:
Included in earnings	(17)	—	(17)	13	(1)	12
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2)	—	(2)	(1)	—	(1)
Balance, end of period	$66	$—	$65	$79	$(2)	$77
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(17)	$—	$(17)	$13	$(2)	$12
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(17)	$—	$(17)	$—	$—	$—

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

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Three Months Ended March 31, 2021:
Total gains (losses) included in earnings for the period	$—	$(17)	$(129)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(17)	(129)	—

Three Months Ended March 31, 2020:
Total gains (losses) included in earnings for the period	$—	$12	$118	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	12	118	—

9. INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed maturity securities classified as available-for-sale and interests in pooled investment funds, which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds in the form of common stock or in-substance common stock are classified as trading securities, while limited partner interests in such funds are reported using the equity method. Other investments also included equity interests held by AFG, including the equity Certificates in Corolla Trust, an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014. As further described in Note 1. Background and Business Description, on January 22, 2021, AAC completed the Corolla Note Exchange transaction whereby it acquired 100% of the outstanding obligations and the Certificates of, and subsequently dissolved, the Corolla Trust. There are no equity interests held by AFG as of March 31, 2021.
Disclosures in this Note for the periods ended March 31, 2021 and December 31, 2020, are in accordance with the new CECL standard adopted January 1, 2020, which is more fully described in Note 2, Basis of Presentation and Significant Accounting
| Ambac Financial Group, Inc. 28 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020,
Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2021 and December 31, 2020, were as follows:

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021:
Fixed maturity securities:
Municipal obligations	$329	$—	$38	$—	$366
Corporate obligations (1)	1,106	—	14	13	1,108
Foreign obligations	98	—	—	1	97
U.S. government obligations	109	—	1	2	108
Residential mortgage-backed securities	219	—	50	—	269
Collateralized debt obligations	97	—	—	—	97
Other asset-backed securities (2)	262	—	33	—	295
	2,221	—	136	17	2,341
Short-term	398	—	—	—	397
	2,619	—	136	17	2,738
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	105	—	—	—	105
	120	—	—	—	120
Total available-for-sale investments	$2,739	$—	$136	$17	$2,858

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020:
Fixed maturity securities:
Municipal obligations	$321	$—	$37	$—	$358
Corporate obligations (1)	1,059	—	24	6	1,077
Foreign obligations	97	—	1	—	98
U.S. government obligations	105	—	2	1	106
Residential mortgage-backed securities	256	—	46	—	302
Collateralized debt obligations	74	—	—	—	74
Other asset-backed securities (2)	263	—	40	—	303
	2,175	—	149	8	2,317
Short-term	492	—	—	—	492
	2,667	—	149	8	2,809
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	125	—	—	—	125
	140	—	—	—	140
Total available-for-sale investments	$2,807	$—	$149	$8	$2,949
(1)Includes Ambac's holdings of the secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions.
(2)Consists primarily of Ambac's holdings of the military housing and student loan securities.
| Ambac Financial Group, Inc. 29 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2021, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$617	$618
Due after one year through five years	906	912
Due after five years through ten years	455	459
Due after ten years	183	209
	2,160	2,197
Residential mortgage-backed securities	219	269
Collateralized debt obligations	97	97
Other asset-backed securities	262	295
Total	$2,739	$2,858
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at March 31, 2021 and December 31, 2020, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2021:
Fixed maturity securities:
Municipal obligations	$19	$—	$16	$—	$35	$—
Corporate obligations	339	13	—	—	339	13
Foreign obligations	70	1	—	—	70	1
U.S. government obligations	25	2	—	—	25	2
Residential mortgage-backed securities	15	—	2	—	17	—
Collateralized debt obligations	13	—	13	—	26	—
Other asset-backed securities	—	—	—	—	—	—
	481	17	31	—	512	17
Short-term	157	—	—	—	157	—
Total securities	$638	$17	$31	$—	$669	$17

December 31, 2020:
Fixed maturity securities:
Municipal obligations	$25	$—	$6	$—	$31	$—
Corporate obligations	543	6	—	—	543	6
Foreign obligations	3	—	—	—	3	—
U.S. government obligations	17	1	—	—	17	1
Residential mortgage-backed securities	14	—	—	—	14	—
Collateralized debt obligations	27	—	15	—	42	—
Other asset-backed securities	—	—	4	—	4	—
	629	7	25	—	654	8
Short-term	187	—	—	—	187	—
Total securities	$816	$7	$25	$—	$841	$8

| Ambac Financial Group, Inc. 30 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Management has determined that the securities in the above table do not have credit impairment as of March 31, 2021 and December 31, 2020, based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of March 31, 2021, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
Realized Gains and Losses including Impairments:
The following table details amounts included in net realized gains (losses) and impairments included in earnings for the affected periods:

Three Months Ended March 31,	2021	2020
Gross realized gains on securities	$7	$6
Gross realized losses on securities	(1)	—
Foreign exchange (losses) gains	(4)	2
Credit impairments	—	—
Intent / requirement to sell impairments	—	—
Net realized gains (losses)	$2	$8
Ambac had zero allowance for credit losses at March 31, 2021 and 2020.
Ambac did not purchase any financial assets with credit deterioration for the three months ended March 31, 2021 and 2020.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $120 and $140 at March 31, 2021 and December 31, 2020, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed maturity securities pledged as collateral, at fair value” and "Short-term investments pledged as collateral, at fair value.". Refer to Note 10. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $8 and $8 at March 31, 2021 and December 31, 2020, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 and $1 at March 31, 2021 and December 31, 2020, were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $163 and $178 at March 31, 2021 and December 31, 2020, respectively, were pledged as collateral and as sources of funding to repay the Secured Notes issued by Ambac LSNI. The securities may not be transferred or re-pledged by Ambac LSNI. Collateral may be sold to fund redemptions of the Secured Notes.
AAC also pledged for the benefit of the holders of Secured Notes (other than AAC) the proceeds of interest payments and partial redemptions of the Secured Notes held by AAC. The amount of such proceeds held by AAC was $12 and $9 at March 31, 2021 and December 31, 2020, respectively, and is included in Restricted cash on the Consolidated Balance Sheet. AAC may, from time to time, sell all or a portion of the Secured Notes it owns. In the event that AAC sells any of the Secured Notes it owns, the proceeds must be used to redeem a like amount of the Ambac Note at par. The price at which AAC sells the Secured Notes may differ from the price at which it redeems the Secured Notes.

Guaranteed Securities:
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at March 31, 2021 and December 31, 2020, respectively:
| Ambac Financial Group, Inc. 31 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Municipal Obligations	Corporate Obligations (2)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
March 31, 2021:
Ambac Assurance Corporation	$323	$464	$465	$1,252	CCC+
National Public Finance Guarantee Corporation	4	—	—	4	BBB-
Assured Guaranty Municipal Corporation	1	—	—	1	C
Total	$328	$464	$465	$1,257	CCC+

December 31, 2020:
Ambac Assurance Corporation	$320	$465	$481	$1,266	CCC+
National Public Finance Guarantee Corporation	6	—	—	6	BBB-
Assured Guaranty Municipal Corporation	1	—	—	1	C
Total	$327	$465	$481	$1,273	CCC+
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
(2)Represents Ambac's holdings of secured notes issued by Ambac LSNI in connection with the Rehabilitation Exit Transactions. These secured notes are insured by AAC.
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations and/or redemption fees which could vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $102 to private credit and private equity funds at March 31, 2021.

	Fair Value
Class of Funds	March 31, 2021	December 31, 2020	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$16	$16	quarterly	10 business days
Hedge funds (2)	210	196	quarterly or semi-annually	90 days
High yields and leveraged loans (3) (10)	77	78	daily	0 - 30 days
Private credit (4)	67	65	quarterly if permitted	180 days if permitted
Insurance-linked investments (5)	3	3	see footnote (5)	see footnote (5)
Equity market investments (6) (10)	82	73	daily or quarterly	0 - 90 days
Investment grade floating rate income (7)	98	73	weekly	0 days
Private equity (8)	14	13	quarterly if permitted	90 days if permitted
Emerging markets debt (9) (10)	33	25	daily	0 days
Total equity investments in pooled funds	$600	$543

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
(5)This class seeks to generate returns from insurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments. This investment is restricted in connection with the unwind of certain insurance linked exposures. Ambac has redeemed its investment to the extent permitted by the fund.
(6)This class of funds aim to achieve long term growth through diversified exposure to global equity-markets.
(7)This class of funds includes investments in high quality floating rate debt securities including ABS and corporate floating rate notes.
(8)This class seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments.
(9)This class seeks long-term income and growth through investments in the bonds of issuers in emerging markets.
(10)These categories include fair value amounts totaling $99 and $89 at March 31, 2021 and December 31, 2020, respectively, that are readily determinable and are priced through pricing vendors, including for High yield and leveraged loans products: $0 and $3; for Equity market investments: $66 and $60; and for Emerging markets debt $33 and $25.
| Ambac Financial Group, Inc. 32 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Ambac held direct equity interests as of December 31, 2020, including in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which was accounted for under the equity method.
Investment Income (Loss):
Net investment income (loss) was comprised of the following for the affected periods:

Three Months Ended March 31,	2021	2020
Fixed maturity securities	$23	$30
Short-term investments	—	2
Investment expense	(1)	(2)
Securities available-for-sale and short-term	22	31
Other investments	27	(52)
Total net investment income (loss)	$49	$(21)
Net investment income (loss) from Other investments primarily represents changes in fair value on securities classified as trading or accounted for under the fair value option and income from investment limited partnerships accounted for under the equity method.
The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

Three Months Ended March 31,	2021	2020
Net gains (losses) recognized during the period on trading securities	$7	$(32)
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	—	(3)
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$6	$(29)
10. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
March 31, 2021:
Derivative Assets:
Interest rate swaps	$73	$—	$73	$—	$73
Futures contracts	1	—	1	—	1
Total non-VIE derivative assets	$74	$—	$74	$—	$74
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	85	—	85	85	1
Total non-VIE derivative liabilities	$86	$—	$86	$85	$1
Variable Interest Entities Derivative Assets:
Currency swaps	$38	$—	$38	$—	$38
Total VIE derivative assets	$38	$—	$38	$—	$38
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,739	$—	$1,739	$—	$1,739
Total VIE derivative liabilities	$1,739	$—	$1,739	$—	$1,739
| Ambac Financial Group, Inc. 33 2021 First Quarter FORM 10-Q |

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
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $4 and $1 as of March 31, 2021 and December 31, 2020, respectively. There were no amounts held representing an obligation to return cash collateral as of March 31, 2021 and December 31, 2020.
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended March 31,
		2021	2020
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$—	$(1)
Interest rate swaps	Net gains (losses) on derivative contracts	17	(29)
Futures contracts	Net gains (losses) on derivative contracts	8	(40)
Total Non-VIE derivatives		$25	$(70)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$(2)	$10
Interest rate swaps	Income (loss) on variable interest entities	97	47
Total Variable Interest Entities		96	57
Total derivative contracts		$121	$(13)

Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by AAC. The outstanding credit derivative transaction at March 31, 2021, does not include ratings-based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The principal notional outstanding for credit derivative contracts was $247 and $257 as of March 31, 2021 and December 31, 2020, respectively, all of which had internal Ambac ratings of AA in both periods.
| Ambac Financial Group, Inc. 34 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps, US Treasury futures contracts and other derivatives, to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of March 31, 2021 and December 31, 2020, the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	March 31, 2021	December 31, 2020
Interest rate swaps—pay-fixed/receive-variable	$987	$726
US Treasury futures contracts—short	470	240
Interest rate swaps—receive-fixed/pay-variable	190	195

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2021 and December 31, 2020, were as follows:

	Notional
Type of VIE Derivative	March 31, 2021	December 31, 2020
Interest rate swaps—receive-fixed/pay-variable	$1,243	$1,233
Interest rate swaps—pay-fixed/receive-variable	1,143	1,151
Currency swaps	302	308

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
As of March 31, 2021 and December 31, 2020, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $85 and $113, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $103 and $130, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on
March 31, 2021, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
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

In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient U.S. federal, state and/or local taxable income to recover its deferred tax operating assets and therefore maintains a full valuation allowance.
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

Three Months Ended March 31,	2021	2020
U.S.	$17	$(257)
Foreign	2	(30)
Total	$19	$(287)

Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

Three Months Ended March 31,	2021	2020
Current taxes
U. S. federal	$—	$—
U.S. state and local	2	—
Foreign	3	(2)
Current taxes	5	(2)
Deferred taxes
Foreign	(3)	(5)
Deferred taxes	(3)	(5)
Provision for income taxes	$2	$(7)

| Ambac Financial Group, Inc. 35 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
12. COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 17: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
Litigation Against Ambac
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017). Plaintiffs, the corporate developers of various military housing projects, filed a second amended complaint on December 17, 2018, against AAC, a former employee of AAC, and certain unaffiliated persons and entities, asserting claims for (i) violation of 18 U.S.C §§ 1962(c) and 1962(d) (civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspiracy to commit civil RICO), (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) fraudulent misrepresentation, (v) fraudulent concealment and (vi) conspiracy to commit fraud. On September 26, 2019, the court issued a decision denying a motion to dismiss filed by defendants and sua sponte reconsidering its previous denial of defendants’ motion to transfer venue to the Southern District of New York (“SDNY”). On October 10, 2019, after the case was transferred to the SDNY, the defendants filed motions in the SDNY to vacate or reconsider the decision by the Northern District of California on the defendants’ motion to dismiss. On March 31, 2021, the court granted defendants’ motions for reconsideration and, upon reconsideration, dismissed the claims against AAC and its former employee for breach of fiduciary duty and for aiding and abetting breach of AAC’s or its former employee’s fiduciary duty; dismissed two plaintiffs’ RICO claims against AAC and its former employee; and in all other respects denied defendants’ motions. Defendants served answers to the second amended complaint on April 21, 2021.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the team of mediators designated in the Commonwealth’s restructuring cases (the “Mediation Team“), on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the PRIFA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Oral argument on the Oversight Board’s motion for summary judgment was held on September 23, 2020. On January 20, 2021, the District Court granted defendants’ request for deferral of the adjudication of the summary judgment motion until defendants have the opportunity to conduct certain discovery. Discovery is ongoing. On May 5, 2021, monoline defendants Assured Guaranty Corporation, Assured Guaranty Municipal Corporation, and National Public
Finance Guarantee Corporation (“Assured and National”) announced an agreement with the Oversight Board with respect to the treatment of bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA") and the Puerto Rico Convention Center District Authority (“PRCCDA”) (the “PRHTA/PRCCDA Settlement”). Per the terms of the agreement, AAC anticipates the Oversight Board, Assured, and National will seek to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by PRCCDA and the PRCCDA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Oral argument on the Oversight Board’s motion for summary judgment was held on September 23, 2020. On January 20, 2021, the District Court granted defendants’ request for deferral of the adjudication of the summary judgment motion until defendants have the opportunity to conduct certain discovery. Discovery is ongoing. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. Per the terms of the agreement, AAC anticipates the Oversight Board, Assured, and National will seek to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Oral argument on the Oversight Board’s motion for summary judgment was held on September 23, 2020. On January 20, 2021, the District Court granted defendants’ request for deferral of the adjudication of the summary judgment motion until defendants have the opportunity to conduct certain discovery. Discovery is ongoing. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. Per the terms of the agreement, AAC anticipates the Oversight Board, Assured, and National will seek to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00007, filed Jan. 16, 2020).
| Ambac Financial Group, Inc. 36 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board and the Committee filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against PRHTA relating to PRHTA bonds. The complaint seeks to disallow portions of defendants’ proofs of claim against the PRHTA, including for lack of secured status. On March 10, 2020, the District Court stayed this case. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. Per the terms of the agreement, AAC anticipates the Oversight Board, Assured, and National will seek to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement.
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
Puerto Rico
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation’s Motion to Strike Certain Provisions of the Plan Support Agreement By and Among the Financial Oversight and Management Board for Puerto Rico, Certain GO Holders, and Certain PBA Holders (Dkt. No. 13573, filed July 7, 2020) (“Amended Motion to Strike PSA”). On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds. On July 16, 2019, AAC filed a motion to strike certain provisions of the PSA that it believes violate PROMESA, including the potential payment of a breakup fee to creditors who have supported the PSA (Dkt. No. 8020) (Original Motion to Strike PSA). On February 9, 2020, the Oversight Board executed the Amended PSA and on March 10, 2020, the District Court denied the Original Motion to Strike PSA without prejudice given the execution of the Amended PSA. On July 7, 2020, AAC filed the Amended Motion to Strike PSA seeking similar relief with respect to the Amended PSA. On February 23, 2021, the Oversight Board announced that it entered into a further revised PSA (the “Second Amended PSA”), and that all parties to the Amended PSA had jointly terminated the Amended PSA, and on March 31, 2021, the District Court denied the Amended Motion to Strike PSA without prejudice given the execution of the Second Amended PSA.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, AAC filed a motion
| Ambac Financial Group, Inc. 37 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
seeking an order that the automatic stay does not apply to certain lawsuits AAC seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of AAC's collateral. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First Circuit. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. Per the terms of the agreement, AAC anticipates the Oversight Board, Assured, and National will seek to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Assured Guaranty Corp., Assured Municipal Corp., National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First Circuit. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. Per the terms of the agreement, AAC anticipates the Oversight Board, Assured, and National will seek to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16, 2020) (“PRCCDA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the PRCCDA bond trustee, filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds, but found that the movants had stated a colorable claim that a certain account was the “Transfer Account” on which movants hold a lien. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds, and found that a final determination on issues related to the identity of the Transfer Account would be made in the decision on the motions for summary judgment issued in the CCDA-related adversary proceeding, No. 20-ap-00004. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. Per the terms of the agreement, AAC anticipates the Oversight Board, Assured, and National will seek to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement.
Ambac Assurance Corporation v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Oriental Financial Services LLC; Popular Securities LLC; Raymond James & Associates, Inc., RBC Capital Markets LLC; Samuel A. Ramirez & Co. Inc., Santander Securities LLC; UBS Financial Services Inc.; and UBS Securities LLC (Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, Case No. SJ-2020-CV-01505, filed February 19, 2020). On February 19, 2020, AAC filed a complaint in the Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, against certain underwriters of Ambac-insured bonds issued by PRIFA and PRCCDA, with causes of action under the Puerto Rico civil law doctrines of actos proprios and Unilateral Declaration of Will. AAC alleges defendants engaged in inequitable conduct in underwriting Ambac-insured bonds issued by PRIFA and PRCCDA, including failing to investigate and adequately disclose material information in the official statements for the bonds that defendants provided to AAC regarding systemic deficiencies in the Commonwealth’s financial reporting. AAC seeks damages in compensation for claims paid by AAC on its financial guaranty insurance policies insuring such bonds, pre-judgment and post-judgment interest, and attorneys’ fees. On March 20, 2020, defendants removed this case to the Title III Court. On April 20, 2020, AAC moved to remand the case back to the Court of First Instance. On July 29, 2020, the District Court granted AAC’s motion to remand the case to the Commonwealth court. AAC filed an amended complaint in the Commonwealth court on October 28, 2020. In the Amended Complaint, AAC added claims on bonds issued by the Commonwealth, PBA and PRHTA and added defendants that had underwritten these bonds. Defendants filed motions to dismiss on
| Ambac Financial Group, Inc. 38 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
December 8 and 14, 2020; briefing on the motions to dismiss was completed on March 5, 2021.
Ambac Assurance Corporation v. Autopistas Metropolitanas de Puerto Rico, LLC (United States District Court, District of Puerto Rico, No. 3:20-cv-01094, filed February 19, 2020). On February 19, 2020, AAC filed a complaint in the U.S. District Court for the District of Puerto Rico, against Autopistas Metropolitanas de Puerto Rico, LLC (“Metropistas”), which holds a concession from PRHTA for two Puerto Rico highways, PR-5 and PR-22, in connection with a 10-year extension of the concession that was entered into in April 2016. The complaint includes claims for fraudulent conveyance and unjust enrichment, alleging that the consideration paid by Metropistas for the extension was less than reasonably equivalent value and most of the benefit of such payment was received by the Commonwealth instead of PRHTA. AAC also seeks a declaratory judgment that it has a valid and continuing lien on certain toll revenues that are being collected by Metropistas. On June 16, 2020, the Title III Court ordered AAC to withdraw its complaint. AAC withdrew its complaint on June 23, 2020, and noticed an appeal from the Title III Court’s order to withdraw on June 30, 2020. AAC’s opening appeal brief was filed before the First Circuit on October 19, 2020; briefing was completed on February 12, 2021 and oral argument was held on March 8, 2021.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Urgent Motion for Bridge Order, and Motion for Appointment as Trustees Under 11 U.S.C. § 926, of Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, and National Public Finance Guarantee Corporation (Dkt. No. 13708, filed July 17, 2020) (“PRHTA Trustee Motion”). On July 17, 2020, AAC, together with Assured Guaranty Corporation, Assured Guaranty Municipal Corporation, and Financial Guaranty Insurance Company, filed a motion seeking appointment as trustees under Section 926 of the Bankruptcy Code to pursue certain avoidance actions on behalf of PRHTA against the Commonwealth of Puerto Rico. The PRHTA Trustee Motion attached a proposed complaint detailing the avoidance claims that movants would pursue. On August 11, 2020, the District Court denied the PRHTA Trustee Motion; on August 24, 2020, movants noticed an appeal of the denial of the PRHTA Trustee Motion to the First Circuit. Movants’ opening brief before the First Circuit was filed on February 17, 2021; briefing is expected to conclude on May 24, 2021. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. Per the terms of the agreement, AAC anticipates the Oversight Board, Assured, and National will seek to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement.
Student Loans Exposure
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). On March 19, 2020, intervenor Transworld Systems Inc. filed a motion to dismiss this action by the Consumer Financial Protection Bureau (“CFPB”) against fifteen National Collegiate Student Loan Trusts, regarding alleged improprieties and deficiencies in servicing practices for lack of subject matter jurisdiction. On July 10, 2020, AAC and several other intervenors filed a motion to dismiss the action for lack of subject matter jurisdiction and for failure to state a claim. Additionally, on July 2, 2020, the CFPB submitted an application for entry of default against the Trusts. On March 26, 2021, the court granted intervenors’ motion to dismiss for failure to state a claim and denied the motion to dismiss for lack of subject matter jurisdiction. The court also denied as moot the CFPB’s application for entry of default against the Trusts. The CFPB filed an amended complaint on April 30, 2021.
RMBS Litigation
In connection with AAC’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, AAC has filed various lawsuits:
•    Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). Oral argument on AAC’s appeal of the court’s dismissal on December 4, 2020, of its fraud claim was held on April 20, 2021. We can provide no assurance as to the outcome of the appeal. Investors should not assume that AAC's fraud claim will be reinstated.
•    Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “SDNY Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). On March 9, 2021, AAC filed its opening brief for its appeal of the granting by the court in the SDNY Action of U.S. Bank’s motion for summary judgment with respect to AAC’s repayment right in the trust waterfall.
•    In re application of Deutsche Bank National Trust Company as Trustee of the Harborview Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018 (the “Trust Instruction Proceeding”). This action relates to Deutsche Bank National Trust Company’s (“DBNT”) proposed settlement of claims related to the Harborview Mortgage Loan Trust Series 2006-9 (“Harborview 2006-9”). On August 23, 2018, DBNT filed a Petition commencing the Trust Instruction Proceeding, seeking judicial instruction pursuant to CPLR Article 77, inter alia, to accept the proposed settlement with respect of claims relating to Harborview 2006-9. On November 2, 2018, AAC and other interested persons filed notices of intention to appear and answers to DBNT’s petition. AAC sought a period of discovery before resolution on the merits. Discovery is now complete. Under the operative case schedule, merits briefing was completed on January 12, 2021. On April 21, 2021, AAC and another interested party sought leave to file a joint surreply
| Ambac Financial Group, Inc. 39 2021 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
in further opposition to DBNT’s petition. The court has not yet scheduled a hearing or oral argument.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. (“AFG”) for the periods indicated. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K for the year ended December 31, 2020, the Cautionary Statement Pursuant To The Private Securities Litigation Reform Act Of 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q and in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2020 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q.
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
| Ambac Financial Group, Inc. 40 2021 First Quarter FORM 10-Q |

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
EXECUTIVE SUMMARY ($ in millions)
Company Overview:
See Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q and Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for a description of the Company and our key strategic priorities to achieve our primary goal to maximize stockholder value.
AFG
During 2021, AFG continued its progress in the development of its specialty property and casualty program insurance and activities included the following:
•AFG contributed additional capital to the Everspan Group in the amount of $82 million.
•The Everspan Group platform received an A- Financial Strength Rating from A.M. Best in February 2021.
AFG Net Assets
As of March 31, 2021, net assets of AFG, excluding its equity investments in subsidiaries, were $274.

Cash and short-term investments	$147
Other investments (1)	123
Other net assets	5
Total	$274
(1)Includes surplus notes (fair value of $114) issued by AAC that are eliminated in consolidation.
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
Asset Management
Investment portfolios are subject to internal investment guidelines, as well as limits on types and quality of investments imposed by insurance laws and regulations. The investment portfolios of AAC and Ambac UK also hold fixed maturity securities and various pooled investment funds. Refer to Note 9. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further details of fixed maturity investments by asset category and pooled investment funds by investment type.
At March 31, 2021, Ambac and its subsidiaries owned $615 of distressed Ambac-insured bonds, including significant concentrations of insured Puerto Rico and RMBS bonds, and excluding Ambac's holdings of secured notes issued by Ambac LSNI. Subject to internal and regulatory guidelines, market
| Ambac Financial Group, Inc. 41 2021 First Quarter FORM 10-Q |

conditions and other constraints, Ambac may continue to opportunistically purchase or sell Ambac-insured securities.
Liability and Insured Exposure Management
AAC's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. During 2021, successful risk reduction transactions included:
•In January 2021, AAC completed the purchase of quota share reinsurance on a portfolio of public finance credits with net par outstanding of approximately $823 at December 31, 2020. Par ceded included general obligation ($347), lease and tax-backed revenue ($234), higher education ($161) and transportation ($81) and included $158 of watch list and adversely classified credits.
•In February 2021, AAC's exposure to an adversely classified stadium transaction with net par outstanding of $540 at December 31, 2020, was eliminated through the combination of a refinancing and quota share reinsurance.
The following table provides a comparison of total, adversely classified ("ACC") and watch list credit net par outstanding in the insured portfolio at March 31, 2021 and December 31, 2020. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

	March 31, 2021	December 31, 2020	Decrease
Total	$31,447	$33,888	$(2,441)	(6)%
ACC	7,603	8,458	(855)	(10)%
Watch list	4,532	4,720	(188)	(4)%

The decrease in total net par outstanding resulted from active de-risking initiatives, including the transactions noted above, as well as scheduled maturities, amortizations, refundings and calls.
The decrease in ACC exposures is primarily due to the de-risking of an adversely classified stadium transaction with net par outstanding of $540 at December 31, 2020 and the aforementioned purchase of quota share reinsurance in the amount of $59.
The decrease in Watch List net par outstanding resulted from scheduled maturities, amortizations, refundings and calls and the aforementioned purchase of quota share reinsurance in the amount of $99.
COVID-19
The COVID-19 pandemic has had, and continues to have, a notable impact on general economic conditions, including but not limited to higher unemployment; volatility in the capital markets; closure or severe curtailment of the operations and, hence, revenues, of many businesses and public and private enterprises to which we are directly or indirectly exposed, such as hotels, restaurants, sports and entertainment facilities, airports and other transportation facilities, and retail establishments, mostly due to social distancing guidelines, travel bans and restrictions, and business restrictions and shutdowns.
In the U.S., significant monetary policy actions, fiscal stimulus measures and other relief measures have helped to moderate the negative economic impacts of COVID-19, and have supported the economic recovery which began in the second half of 2020 and continues into 2021. These measures include monetary policy decisions, such as quantitative easing, providing liquidity to financial institutions, providing liquidity to credit markets and the Paycheck Protection Program Lending Facility; Congressional fiscal stimulus and other actions, such as the $1.9 trillion American Rescue Plan Act or ARPA, which was enacted in March 2021, and a number of programs enacted in 2020, including the $2.4 trillion Coronavirus Aid, Relief and Economic Security ("CARES") Act, the $483 billion Paycheck Protection Program And Health Care Enactment Act, the $190 billion Families First Coronavirus Response Act, and the $920 billion 2021 Consolidated Appropriations Act. Collectively, these programs provide, among other things, direct payments to households, support for small businesses, renter assistance and funding for transport, airlines, healthcare, education and state and local governments. In addition, housing measures, such as forbearance on mortgages and suspension of foreclosures and evictions, and various executive orders have helped to provide relief. Outside of the U.S., and in the United Kingdom and Italy in particular, where Ambac has insured portfolio exposure, various monetary policy, fiscal stimulus measures and other actions have helped to moderate the economic impact.
In the U.S., the economic recovery, which began in the second half of 2020, continues through the first quarter of 2021, supported by the aforementioned monetary policy and fiscal stimulus measures as well as a rapidly increasing COVID 19 vaccination rate. Economic recovery and, in particular, fiscal stimulus measures such as the $350 billion of assistance earmarked for state and local governments under ARPA and other funding to support households under ARPA and other programs, should be an overall benefit to most issuers in Ambac's insured portfolio negatively impacted by the COVID-19 pandemic. Nonetheless, credit risk in the insured portfolio remains elevated due to, among other things, uncertainty over the trajectory and continuity of the economic recovery due to still high COVID-19 infection rates globally as well as the spread of new virus variants. In addition, the near-term efficacy of fiscal stimulus and related measures on certain exposures in the insured portfolio impacted by the COVID-19 pandemic, such as those with exposure to the performance of hotels, restaurants, and entertainment centers, is uncertain.
Since 2020, COVID-19 has adversely impacted Ambac's financial position and results of operations as credit risk in the insured and investment portfolios has increased. In the insured portfolio, municipal, mortgage-backed and other asset securitization exposures have been adversely impacted and, despite the ongoing economic recovery, could still be materially adversely impacted in the future. We are continuously evaluating and updating our
| Ambac Financial Group, Inc. 42 2021 First Quarter FORM 10-Q |

view of the macro economic environment as well as our specific credit view of each of our insured exposures considering the significant uncertainties brought upon us by the COVID-19 pandemic. The overall financial impact from COVID-19 has been and will be a function of (i) the willingness and ability of issuers of insured debt and other counterparties to pay their obligations when due; (ii) the impact of changes to interest rates on policy and derivative payments; and (iii) the performance of the investment portfolio.
•Ambac’s insurance policies will be drawn in the event that the issuers of insured obligations do not make payments on their obligations when due. As a result of the COVID-19 related economic impact on issuers and markets where Ambac provides financial guarantees; including lower tax, project, and business revenues and increases in forbearances or delinquencies on mortgage and student loan payments, we increased our loss reserves across affected exposures. The crisis may also impair certain issuers' ability to pay premiums owed to Ambac; however, we believe such issuers currently have the ability to continue to pay such premiums timely, but this is subject to change.
•Ambac has exposure to reinsurance counterparties for their portions of future claim payments. Ambac has reinsured approximately 15.8% of its gross par outstanding to five reinsurance counterparties. Each of these reinsurance counterparties is experienced in the business of reinsuring and/or writing financial guaranty insurance. All have current ratings of A+ (by S&P) or better and have collateralization or replacement triggers upon downgrade. Ambac actively monitors each of these reinsurance entities and currently believes they have the ability to perform under their respective reinsurance policies, but this is subject to change.
•Ambac is exposed to the risk that contractual counterparties (including those under our RMBS litigations and derivative counterparties) may default on their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. At present, Ambac has no concerns about the ability of our contractual counterparties, which include certain regulated exchanges in the case of interest rate swaps and futures, to perform under their contracts, but this is subject to change.
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
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the three months ended March 31, 2021, included the following:

Net income (1)	$(5)
Gain (loss) on foreign currency translation (net of tax)	6
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	—
Impact on total comprehensive income (loss)	$1
(1)    A portion of Ambac UK's, and to a lesser extent AAC's, assets and liabilities are denominated in currencies other than its functional currency and accordingly, we recognized net foreign currency transaction gains/(losses) as a result of changes to foreign currency rates through our Unaudited Consolidated Statement of Total Comprehensive Income (Loss).
Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for further information on the impact of future currency rate changes on Ambac's financial instruments.
LIBOR Sunset
Ambac continuously monitors regulatory and industry developments related to the transition from LIBOR to alternative reference rates. On April 6, 2021, New York State passed legislation addressing the cessation of U.S. Dollar ("USD") LIBOR and specified a recommended benchmark replacement based on the Secured Overnight Financing Rate (SOFR) for certain legacy transactions. The Alternative Reference Rates Committee, the Federal Reserve Board and several industry associations and groups have expressed support for the new law and are encouraging comparable Federal legislation. While Ambac believes the New York LIBOR law is generally a positive step, there remains significant uncertainty about how it will be interpreted or challenged as well as about other aspects of the discontinuance of LIBOR, including the impact of any Federal legislation. See the risk factor "Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences" found in Part I, Item 1A of Ambac’s Annual Report on Form 10-K for the year ended December 31, 2020. Also, for further background and information about management's evaluation of Ambac's potential exposures to LIBOR transition, see "Executive Summary — LIBOR Sunset" in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2020.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac’s Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of material estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
| Ambac Financial Group, Inc. 43 2021 First Quarter FORM 10-Q |

included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2020.

FINANCIAL GUARANTEES IN FORCE
($ in millions)
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at March 31, 2021 and December 31, 2020. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policy that insures the notes issued by Ambac LSNI as defined in
Note 3. Variable Interest Entities in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q:

	March 31, 2021	December 31, 2020
Public Finance (1) (2)	$13,942	$15,497
Structured Finance	6,066	6,337
International Finance	11,439	12,054
Total net par outstanding	$31,447	$33,888
(1)Includes $5,555 and $5,575 of Military Housing net par outstanding at March 31, 2021 and December 31, 2020, respectively.
(2)Includes $1,067 and $1,070 of Puerto Rico net par outstanding at March 31, 2021 and December 31, 2020, respectively. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at March 31, 2021:

		Risk Name	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding (2)	% of Total Net Par Outstanding
IF	AUK	Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	BBB	2033	$961	3.1%
IF	AUK	Capital Hospitals plc (3)	UK-Infrastructure	A-	2046	902	2.9%
IF	AUK	Anglian Water	UK-Utility	A-	2035	868	2.8%
IF	AUK	Aspire Defence Finance plc	UK-Infrastructure	A-	2040	864	2.7%
IF	AUK	National Grid Gas	UK-Utility	BBB+	2037	801	2.5%
PF	AAC	New Jersey Transportation Trust Fund Authority - Transportation System	US-Lease and Tax-backed Revenue	BBB-	2036	767	2.4%
IF	AUK	Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	2035	713	2.3%
IF	AUK	Ostregion Investmentgesellschaft NR 1 SA (3)	Austria-Infrastructure	BIG	2039	679	2.2%
IF	AUK	RMPA Services plc	UK-Infrastructure	BBB+	2038	570	1.8%
IF	AUK	National Grid Electricity Transmission	UK-Utility	BBB+	2036	540	1.7%
Total						$7,665	24.4%
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
Net par related to the top ten exposures reduced $54 from December 31, 2020. Exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. The decrease from 2020 was primarily related to foreign exchange and scheduled paydowns. The concentration of net par amongst the top ten (as a percentage of net par outstanding) increased slightly to 24% at March 31,
2021, from 23% at December 31, 2020. National Grid Gas had an Ambac rating downgrades since December 31, 2020. The remaining insured portfolio of financial guarantees has an average net par outstanding of $32 per single risk, with insured exposures ranging up to $530 and a median net par outstanding of $5.
Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes
| Ambac Financial Group, Inc. 44 2021 First Quarter FORM 10-Q |

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
The economic contraction and the subsequent recovery; actions such as fiscal stimulus and related programs and monetary policy decisions; and our insured obligors' financial flexibility and ability to mitigate the operational and economic impact of the recession will determine the ultimate impact to Ambac's insured portfolio.
Fiscal Stimulus and Monetary Policy
In the U.S., significant fiscal stimulus measures, monetary policy actions and other relief measures have helped to moderate the negative economic impacts of COVID-19 and have supported the economic recovery which began in the second half of 2020 and continues into 2021. These measures include the $1.9 trillion American Rescue Plan Act or ARPA, signed into law in March 2021, which together with other fiscal stimulus measures put in place in 2020, provide for, among other things, funding to state and local governments, direct payments to households, support for small businesses, renter assistance and funding for transport, airlines, healthcare and education. Monetary policy decisions have included quantitative easing and the provision of liquidity to financial institutions and credit markets. In addition, housing measures, such as forbearance on mortgages and suspension of foreclosures and evictions, and various executive orders have helped to provide relief. Outside of the US, and in the United Kingdom and Italy in particular, where Ambac has insured portfolio exposure, various monetary policy, fiscal stimulus measures and other actions have helped to moderate the negative economic impact and support recovery.
We are continuously evaluating and updating our view of the macro economic environment as well as our specific credit view of each of our insured exposures considering the significant uncertainties brought upon us by the COVID-19 pandemic.
Despite the above measures, which are designed to help mitigate the economic impact of the COVID-19 pandemic generally, certain of these measures may adversely affect Ambac. These include the federal government's temporary relief measures to which servicers of mortgage loans must adhere. The Federal Housing Administration ("FHA") of the US Department of Housing and Urban Development and the Federal Housing Finance Agency ("FHFA") are providing temporary relief measures that require mortgage loan servicers to offer relief to borrowers who suffer hardship as a result of COVID-19. The relief measures include moratoriums on foreclosures and evictions as well as the expansion of forbearance and subsequent repayment options. Such servicers are generally applying these guidelines to non-FHFA loans, including those loans owned by special purpose entities that have their securitized obligations guaranteed by AAC. Forbearances increased sharply across the AAC's insured first lien RMBS obligations during the second quarter of 2020 and early in the third quarter of 2020, but then dropped later in the third quarter of 2020 through March 31, 2021, albeit to still elevated levels. The ultimate impact of forbearances and other relief measures, such as foreclosure and eviction moratoriums, on AAC's insured RMBS obligations are still unclear. However, we have assumed that such measures will have an adverse impact on our insured RMBS transactions. Consequently, we have anticipated that we will experience an increase in claim payments for certain of our insured RMBS obligations as these measures are unwound.
While Ambac expects the foregoing measures to help mitigate economic damage and aid the functioning of the capital markets, Ambac's exposure to credit risk as a result of the economic fallout from the COVID-19 pandemic remains elevated, and we could still experience material losses that would adversely impact our future results of operations and financial condition.
Insured Portfolio:
The U.S. economy continues to recover from COVID-19 pandemic, aided by rapid vaccine diffusion, increased fiscal stimulus, and a continued reopening of the economy. After contracting in 2020, the U.S. economy is projected to grow strongly in 2021, exceeding 2019 levels of economic output during the course of the year. Unemployment has recovered 80% from the highs of about 15% in April 2020, but still remains elevated at about 6% relative to pre-pandemic levels of about 3.5%. Potential headwinds include rising COVID-19 infection rates globally and the spread of COVID-19 variants.
The improving economy, increased fiscal stimulus and other relief measures should benefit the overall credit quality of Ambac's insured portfolio. In particular, the expanded fiscal stimulus resulting from March 2021's $1.9 trillion ARPA should significantly benefit state and local governments that have faced significant budget constraints as tax revenues faltered as a result of COVID-19 related shutdowns, job losses and travel restrictions. ARPA provides $350 billion to state and local governments, including to Public Finance issuers with debt insured by Ambac. However, the ultimate impact of ARPA and the economic recovery in general on the Ambac insured portfolio remains to be seen, as it will not benefit all insured exposures equally and may not benefit certain exposures at all.
As part of a detailed analysis of the insured portfolio, we have identified certain Public Finance sectors that are most susceptible to potential claims or impairments as a result of a prolonged or uneven recovery from the COVID-19 pandemic. Our near-term concerns are concentrated on exposures substantially reliant on narrow, economically sensitive revenue streams. The ability of issuers of these obligations to pay is expected to be stressed although several issuers expressed a willingness to use their balance sheets to support their obligations and avoid defaults in the near-term. Ambac's insured par outstanding, net of reinsurance ("NPO"), to these Public Finance sectors are as follows:
| Ambac Financial Group, Inc. 45 2021 First Quarter FORM 10-Q |

Market / Sector	Total NPO	Total Debt Service Due Next Twelve Months
Toll Roads / Bridges	$457	$43
Dedicated Tax	345	51
Rail / Mass Transit	289	15
Higher Education Auxiliary	190	21
Hotels / Convention Centers	188	39
Stadiums	92	8
Airports	22	15
Total Public Finance	$1,583	$192

The RMBS insured portfolios were adversely impacted by the previously mentioned forbearances and the moratorium on foreclosures as well as the general uncertainty about the trajectory of the economic recover and the impact of fiscal stimulus on the U.S. households. This has been offset by the benefit to excess spread within the securitization structures as a result of the reduction in interest rates over the past year, which will result in higher excess spread recoveries to Ambac.
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

Market / Sector	Total NPO	Total Debt Service Due for Twelve Months
Asset Securitizations	$961	$87
Toll Roads / Bridges	738	59
Airports	212	7
Higher Education	179	10
Total	$2,090	$163
At this time, there are still significant uncertainties surrounding the ultimate number of claims and scope of damage resulting from this pandemic. Actual losses from these events may vary materially from Ambac's loss and loss expense reserves due to several factors, including the inherent uncertainties in making such determinations and the evolving nature of this pandemic. Potential losses from the economic consequences of the COVID-19 pandemic could be material and therefore may have a material adverse effect on our results of operations and financial condition.
Puerto Rico
We continue to experience stress in our exposure to Puerto Rico (the "Commonwealth") that consists of several different issuing entities (all below investment grade) with total net par exposure of $1,067 as of March 31, 2021. Each issuing entity has its own credit risk profile attributable to, as applicable, discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
COVID-19
The COVID-19 pandemic had a significant impact on Commonwealth of Puerto Rico much as it did in the 50 U.S. states and other U.S. territories. However, the Puerto Rico economy is currently in recovery with vaccination rates increasing and infection rates declining. Hotel occupancy in the first week of April 2021 reached 84%, which is the highest level since March 2019. Overall, the Commonwealth's general fund revenues in the eight-month period ending February 2021 were up 1.8% year-on-year to $6.75 billion from $6.63 billion and were $1.18 billion higher than the budgeted amount for the period. As reported in the April 23, 2021, Commonwealth Fiscal Plan, Puerto Rico is also expected to benefit from about $43.5 billion in COVID-19-related federal funds from the initial CARES related measures in 2020 through the recently enacted ARPA.
It is unclear if the recovery will hold, what this implies for the Commonwealth’s ability and willingness to pay debt service, and what if any lasting effects COVID-19 will have on the economic and financial profile of Puerto Rico.
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
Commonwealth Fiscal Plan
On April 23, 2021, the Oversight Board certified its own version of a new Commonwealth Fiscal Plan. This most recent Commonwealth Fiscal Plan purports to incorporate the impact of the $120 billion of federal recovery money stemming from the 2017 hurricanes, 2019-2020 earthquakes, and COVID-19 pandemic, including the recently enacted American Rescue Plan Act or ARPA. The current certified Commonwealth Fiscal Plan projects a surplus of $15.2 billion in years 2022-2035, with deficits beginning in 2036, whereas as May 2020's COVID-19 affected certified Commonwealth Fiscal Plan projected a surplus of $5.8 billion over a similar period. Debt sustainability analysis in the new plan suggests a modest increase to $5.6 billion from $5.0 billion (based upon mid-point of ranges shown in the plan).
As with previous fiscal plans, the current certified Commonwealth Fiscal Plan may significantly inform the Commonwealth Plan of Adjustment in the Commonwealth's Title
| Ambac Financial Group, Inc. 46 2021 First Quarter FORM 10-Q |

III proceeding. However, as was also the case with previous versions of the Commonwealth Fiscal Plan, the current version of the Commonwealth Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult.
No assurances can be given that Ambac's financial condition will not suffer a materially negative impact as an ultimate result of decisions based on the Commonwealth Fiscal Plan or any future changes or revisions to the Commonwealth Fiscal Plan or future fiscal plans for Puerto Rico Highways and Transportation Authority ("PRHTA") or other Puerto Rico instrumentalities.
Commonwealth Plan of Adjustment
On February 23, 2021, the Oversight Board, as representative of the Commonwealth of Puerto Rico, PBA, and the Employee Retirement System of the Government of the Commonwealth of Puerto Rico publicly disclosed the Second Amended Plan Support Agreement ("Second Amended PSA"). Assured Guaranty Corp. and Assured Guaranty Municipal Corp. ("Assured") and National Public Finance Guarantee Corporation ("National") conditionally agreed to the Second Amended PSA. On February 23, 2021, the Oversight Board announced that the Second Amended PSA had the support of 70% of all GO and PBA bonds claims, including the conditional support of Assured and National.
Assured and National originally had until March 31, 2021, to terminate their agreement to the Second Amended PSA, however, that date was extended a number of times, including most recently to May 5, 2021, due to ongoing negotiations between the Oversight Board and the two monolines regarding the treatment of certain revenue bond claims. The Government of the Commonwealth of Puerto Rico and Ambac Assurance are not currently parties to the second Amended PSA.
On March 8, 2021, the Oversight Board filed with the Title III court a Second Amended Title III Joint Plan of Adjustment of the Commonwealth ("Second Amended POA") that purports to restructure approximately $35 billion of debt (including GO and PBA bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. The Second Amended POA includes the terms of the settlement relating to the GO bonds embodied in the Second Amended PSA, dated February 22, 2021.
On April 12, 2021, the Oversight Board announced that it had reached an agreement in principle with Assured and National regarding the PRHTA claims, the Convention Center District Authority ("CCDA") claims and the Commonwealth treatment of deficiency claims. In conjunction with this agreement in principle, the two monolines were granted further extensions to terminate their conditional support for the Second Amended PSA while the agreement in principle was further negotiated and documented.
In general, the Second Amended PSA provides for lower Commonwealth debt service payments per annum relative to the Plan Support Agreement signed in February 2020 (Amended PSA), extends the tenor of new recovery bonds, increases the amount of cash distributed to creditors, and provides additional consideration in the form of a contingent value instrument ("CVI"). This CVI is intended to provide creditors with additional returns tied to outperformance of the Puerto Rico Sales and Use Tax ("SUT") against certified 2020 Commonwealth Fiscal Plan projections. More specifically, fixed consideration as part of the Second Amended POA includes a combination of cash, new GO current interest bonds as well as new GO capital appreciation bonds. Recovery derived from fixed consideration is estimated to vary between approximately 67% and 77% (as of petition date) for GO creditors, and between approximately 75% and 80% (as of petition date) for PBA creditors.
Under the May 5, 2021, PRHTA/CCDA PSA, consideration for revenue bond creditors such as PRHTA, CCDA, or Puerto Rico Infrastructure Financing Authority ("PRIFA") Special Tax Revenue ("Rum Tax") bonds, on account of their deficiency claims ("Clawback claims") against the Commonwealth, consists of CVI tied to the outperformance of the SUT against the certified 2020 Commonwealth Fiscal Plan projections. For years one through 30, a portion of the CVI consideration to be made available to the revenue bond creditors reflects a 40% share of cumulative outperformance, starting July 1, 2021, subject to a combined 95% outperformance limit with the subsequently mentioned amounts subject to a waterfall. The other portion of the CVI consideration receives, on an annual basis, the lesser of (i) 50% of cumulative outperformance, less payments previously made, and (ii) 75% of annual outperformance, subject to a waterfall with the GO creditors receiving the first $100 of annual payments in years one through 22 and the Clawback creditors receiving the next $11.1 and any amount thereafter split pro rata with 90% going to GO creditors and 10% going to Clawback creditors. For years 23 through 30, subject to the limits in (i) and (ii) above, 100% of the outperformance goes to the Clawback creditors. Overall, CVI recoveries are subject to a lifetime cap of 75% of deficiency amounts. The value of the Clawback CVI is highly uncertain given the contingent, outperformance-driven structure of the instrument coupled with the likely back-ended potential cash flows (years 23 through 30). Changes in our assumed values of the Clawback CVI will cause a change in our reserves.
In addition, under the PRHTA/CCDA PSA, the PRHTA creditors would receive 'hard currency' in the form of new PRHTA bonds totaling $1,245 with maturities of up to 40 years and an average interest rate of 5.0%. Of the $1,245 in new bonds, approximately $646.4 would be allocated to holders of PRHTA '68 bonds and approximately $598.6 would be allocated to holders of PRHTA '98 bonds. PRHTA creditors would also share $389 of cash proceeds, including a $264 interim distribution, payable at the effective date of the Commonwealth plan of adjustment, and $125 of restriction fees and consummation costs, payable at the effective date of the PRHTA plan. Of the $264 interim cash distribution, $184.8 would be allocated to holders of PRHTA ’68 bonds and $79.2 would be allocated to holders of PRHTA ’98 bonds. Claim recovery expectations for PRHTA creditors under the PRHTA/CCDA PSA are uncertain and subject to interpretation due to the current lack of clarity related to the aforementioned uncertainty related to the value of the Clawback CVI.
Under the May 5, 2021 PRHTA/CCDA PSA, CCDA creditors would also receive $112 of cash, inclusive of up to $15 related to restriction fees and consummation costs payable at the effective
| Ambac Financial Group, Inc. 47 2021 First Quarter FORM 10-Q |

date of the Commonwealth plan of adjustment. PRIFA was not part of the May 5, 2021 PRHTA/CCDA PSA and, consequently, there are no additional recoveries provided for in the agreement in principle or Second Amended POA for PRIFA beyond the proposed treatment of deficiency claims.
While we expect the Second Amended POA to be modified to reflect the settlements agreed in the PRHTA/CCDA PSA, it is unclear if the Second Amended POA will be otherwise modified further. However, if the Second Amended POA were confirmed in its current form, Ambac's financial condition would suffer a material negative impact. Refer to Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for the possible increase in loss reserves under stress or other adverse conditions, including the impact of the Second Amended POA. There can be no assurance that losses may not exceed such estimates.
Ambac Title III Litigation Update
AAC is party to a number of litigations related to its Puerto Rico exposures, and actively participates in the Commonwealth’s Title III proceedings before the United States District Court for the District of Puerto Rico.
On January 16, 2020, AAC, together with other monoline insurers, filed motions which sought to lift the automatic stay and allow Ambac and others to enforce their rights related to PRHTA, CCDA and PRIFA in an alternative forum. Through orders issued on July 2 and September 9, 2020, Judge Swain largely denied the motions, while holding in abeyance further proceedings in the CCDA motion relating to a particular account over which it is undisputed the monolines have a lien. AAC and the other movants appealed the PRHTA and PRIFA decisions. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motions to lift the stay with respect to bonds issued by HTA and bonds issued by PRIFA on procedural grounds, leaving the question of whether the monolines have a lien with respect to such bonds to be resolved in the pending summary judgment proceedings before the District Court.
On January 16, 2020 the Oversight Board filed four adversary proceeding complaints against AAC, and other monoline insurers, seeking to disallow their proofs of claim against the Commonwealth as they relate to HTA, CCDA, and PRIFA bonds. On April 28, 2020, the Oversight Board filed partial motions for summary judgment. Briefing has concluded on those motions for summary judgment and oral argument was held on September 23, 2020. On January 20, 2021, the District Court granted defendants’ request for deferral of the adjudication of the summary judgment motion until defendants have the opportunity to conduct certain discovery. Discovery is ongoing.
AAC, along with other monoline insurers, filed a motion seeking appointment as trustees under Section 926 of the Bankruptcy Code to pursue certain avoidance actions on behalf of HTA against the Commonwealth of Puerto Rico. The motion attached a proposed complaint detailing the avoidance claims that movants would pursue. On August 11, 2020 the Court denied the motion and AAC and the other movants have appealed that denial. Movants' opening brief before the First Circuit was filed on
February 17, 2021; briefing is expected to conclude on May 24, 2021.
If AAC is unsuccessful in any of these proceedings, Ambac’s financial condition, including liquidity, loss reserves and capital resources may suffer a material negative impact.
Refer to "Financial Guarantees in Force" in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2020 and Note 12. Commitments and Contingencies to the Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q for further information about Ambac's litigation relating to Puerto Rico.
Mediation
The status, timing and subject of any past or future mediation discussion has not yet been publicly disclosed. The timeline for resolution of Puerto Rico's debt restructuring process is uncertain.
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
On April 12, 2021, the Oversight board disclosed that mediation resulted in an agreement in principle with Assured and National regarding the PRHTA claims, the CCDA claims and the Commonwealth treatment of deficiency claims. On May 5, 2021, the Oversight Board published the PRHTA/CCDA PSA finalizing this agreement in principle.
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
Federal Aid
The full extent of federal government support to Puerto Rico is estimated to be $120 billion per the April 23, 2021, certified Commonwealth Fiscal Plan and stretch from FY 2018 to FY 2035. The federal government support includes FEMA, HUD and other disaster relief funds stemming from the 2017 hurricanes and 2019-2020 earthquakes and includes about $43 billion of support related to the COVID-19 pandemic, including funding form the recently enacted ARPA.
While the previously allocated federal disaster relief funds and the more recent COVID-19 crisis related funds are all expected to support economic recovery and growth and in Puerto Rico, there
| Ambac Financial Group, Inc. 48 2021 First Quarter FORM 10-Q |

can be no assurances as to the certainty, timing, usage, efficacy or magnitude of benefits to creditor outcomes related to disaster aid and ensuing economic growth, if any.
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. During the three months ended March 31, 2021, Ambac had incurred losses associated with its Domestic Public Finance insured portfolio of $9, which was impacted by the continued uncertainty and volatility of the situation in Puerto Rico, including the potential impact of the Second Amended PSA and the PRHTA/CCDA PSA. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico and the overall uncertain impact of the COVID-19 crisis on the Commonwealth and the Domestic Public Finance Insured Portfolio in general. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition.
Exposure Currency
The table below shows the distribution by currency of AAC’s insured exposure as of March 31, 2021:

Currency	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$20,259	$20,259
British Pounds		£6,584	9,072
Euros		€1,451	1,702
Australian Dollars	A$	545	414
Total			$31,447
Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at March 31, 2021 and December 31, 2020. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:
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
| Ambac Financial Group, Inc. 49 2021 First Quarter FORM 10-Q |

	Net Par Outstanding
Summary of Below Investment Grade Exposure	March 31, 2021	December 31, 2020
Public Finance:
Lease and tax-backed (1)	$1,181	$1,194
General obligation (1)	322	325
Housing (2)	493	308
Stadium	—	540
Transportation	29	30
Other	38	38
Total Public Finance	2,063	2,435
Structured Finance:
RMBS	2,657	2,800
Student loans	484	512
Total Structured Finance	3,141	3,312
International Finance:
Other	1,507	1,574
Total International Finance	1,507	1,574
Total	$6,711	$7,321
(1)Lease and tax-backed revenue includes $965 and $969 of Puerto Rico net par at March 31, 2021 and December 31, 2020, respectively. General obligation includes $101 and $101 of Puerto Rico net par at March 31, 2021 and December 31, 2020, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.
(2)Relates to military housing net par.
The net decline in below investment grade exposures is primarily due to the de-risking of an adversely classified stadium transaction.
Below investment grade exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to continue to increase in the future.
Results of Operations
($ in millions)
A summary of our financial results is shown below:

Three Months Ended March 31,	2021	2020
Revenues:
Net premiums earned	$14	$10
Net investment income	49	(21)
Net realized investment gains (losses)	2	8
Net gains (losses) on derivative contracts	25	(70)
Net realized gains (losses) on extinguishment of debt	33	—
Other income (expense)	5	—
Income (loss) on variable interest entities	—	3
Expenses:
Losses and loss expenses (benefit)	8	117
Insurance intangible amortization	19	13
Operating expenses	33	24
Interest expense	50	63
Provision for income taxes	2	(7)
Net income (loss) attributable to common stockholders	$17	$(280)
Ambac's results of operations and financial position have been adversely impacted by the COVID-19 pandemic's effect on the global economy and financial markets. Significant interest rate declines during the first quarter of 2020 contributed materially to a net increase in loss reserves and losses on interest rate derivative contracts. Credit driven losses were also recognized in the three months ended March 31, 2020, within losses incurred (primarily from public finance insurance policies) and losses from counterparty credit adjustments on derivative asset valuations. Financial market disruptions were reflected through lower valuations of certain fixed maturity securities (recorded through other comprehensive income) and the majority of other investments (recorded through net investment income). During the remaining quarters of 2020 and into 2021, credit spreads recovered (favorably impacting counterparty credit adjustments on derivative assets and valuations of investment securities). The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving in ways that are difficult or impossible to anticipate. As a result, it is possible that Ambac's results of operations and financial condition may be further adversely affected by the evolving affects of the COVID-19 pandemic. For additional information on the risks posed by COVID-19, refer to “Part II, Item 1A-Risk Factors” in this Quarterly Report on Form 10-Q.
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2021 and 2020, respectively.
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
| Ambac Financial Group, Inc. 50 2021 First Quarter FORM 10-Q |

recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue.
Net premiums earned increased $4 for the three months ended March 31, 2021, compared to the same periods in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of normal premiums earned by market:

Three Months Ended March 31,	2021	2020
Normal premiums earned
Public finance	$5	$5
Structured finance	3	1
International finance	7	4
Total normal premiums earned	15	10
Accelerated earnings	—	—
Total net premiums earned	$14	$10

The increase in normal premiums earned for the three months ended March 31, 2021, is primarily due to changes in allowances for credit losses on premium receivables, partially offset by the continued runoff of the insured portfolio in all markets. Ambac adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), on January 1, 2020, and assesses the allowance for credit losses on premium receivables on a quarterly basis. The three months ended March 31, 2021, includes a decrease in the allowance for credit losses of $4 as compared to an increase of $2 for the three months ended March 31, 2020. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Public Finance normal earned premiums for the three months ended March 31, 2021, were also impacted by reinsurance cessions in the first quarter of 2021.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed maturity securities classified as available-for-sale and net gains (losses) on pooled investment funds which include changes in fair value of the funds' net assets. Fixed maturity securities include investments in Ambac-insured securities that are made opportunistically based on their risk/reward and asset-liability management characteristics. Investments in pooled investment funds and certain other investments are either classified as trading securities with changes in fair value recognized in earnings or are reported under the equity method. These funds and other investments are reported in Other investments on the Unaudited Consolidated Balance Sheets, which consists primarily of pooled fund investments in diversified asset classes. For further information about investment funds held, refer to Note 8. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q.
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

Three Months Ended March 31,	2021	2020
Securities available-for-sale: Ambac-insured (including Secured Notes)	$15	$16
Securities available-for-sale and short-term other than Ambac-insured	7	15
Other investments (includes trading securities)	27	(52)
Net investment income	$49	$(21)
Net investment income increased $70 for the three months ended March 31, 2021, respectively, compared to the same periods in the prior year. As described further below, the variances were primarily driven by pricing volatility within fund investments resulting from the impact of the COVID-19 pandemic on financial markets and re-allocation of the investment portfolio during 2020 toward pooled funds and Ambac-insured bonds from investment grade corporate bonds, commercial mortgage backed securities and certain CLOs.
•Other investments income (loss) increased $79 for the three months ended March 31, 2021, compared to the same period in the prior year, reflecting strong performance for the three months ended March 31, 2021, particularly in hedge funds and equity funds. Losses on Other investments for the three months ended March 31, 2020, were in hedge and other fund investments focusing on asset-backed securities, equities, high-yield, leveraged loans and private credit. These losses were primarily driven by adverse changes in fair values, rather than realized losses, stemming from an increase in risk premiums (particularly credit spreads) as a consequence of the initial economic and financial market impact of the COVID-19 pandemic.
•Income from Ambac-insured securities was lower for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to the effects ongoing redemptions of Secured Notes issued by Ambac LSNI, LLC and lower LIBOR indexed coupon rates, partially offset by a higher allocation to Ambac-insured RMBS and Puerto Rico bonds.
•Net investment income from available-for-sales securities other than Ambac-insured securities decreased as a result of a lower asset base and average yield for this portion of the portfolio. The lower asset base resulted primarily from re-allocation of the portfolio in 2020 toward pooled funds and Ambac-insured bonds from investment grade corporate and certain asset-backed securities. Additionally, cash has been used to fund operations, early debt redemptions, and Ambac's acquisition of Xchange. Lower yields in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, reflect the higher rated securities purchased during the 2020 portfolio re-allocation, lower relative yields on new investments and near-zero short term rates prevailing during the first quarter of 2021.
Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:
| Ambac Financial Group, Inc. 51 2021 First Quarter FORM 10-Q |

Three Months Ended March 31,	2021	2020
Net gains (losses) on securities sold or called	$6	$6
Net foreign exchange gains (losses)	(4)	2
Credit impairments	—	—
Intent / requirement to sell impairments	—	—
Total net realized gains (losses)	$2	$8
Net realized gains on securities sold or called for the three months ended March 31, 2021, included a gain of $4 realized on the sale AFG's equity interest in the Corolla Trust in connection with the Corolla Exchange Transaction. Other net realized gains on securities sold or called during both periods were primarily from sales in connection with routine portfolio management.
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
Net gains (losses) on interest rate derivatives for the three months ended March 31, 2021, were $25 compared to ($68) for the three months ended March 31, 2020. The net gain for the three months ended March 31, 2021, reflects changes in fair value from rising forward interest rates and lower counterparty credit adjustments on certain derivative assets. The net loss for the three months ended March 31, 2020, reflects significant declines in forward interest rates, triggered by the COVID-19 pandemic, and losses from the application of counterparty credit adjustments, described further below.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $9 for the three months ended March 31, 2021, and $(30) for the three months ended March 31, 2020. In addition to the impact of interest rates on the underlying derivative asset values, the changes in counterparty credit adjustments were driven by narrowing credit spreads in the three months ended March 31, 2021, compared to spread widening experienced in the first quarter of 2020 associated with the market disruption from the COVID-19 pandemic.
Other income (expense). Other income (expense) includes commission revenues of Xchange, various financial guarantee fees and foreign exchange gains/(losses) unrelated to investments or loss reserves. For the three months ended March 31, 2021, other income includes Xchange revenues of $7.
Net Realized Gains on Extinguishment of Debt. Net realized gains on extinguishment of debt was $33 for the three months ended March 31, 2021, resulting from the exchanges of junior surplus notes below their carrying values. Refer to Note 1. Background and Business Description for further discussion of the 2021 Surplus Notes Exchanges.
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
Income (loss) on variable interest entities was income of less than a million and income of $3 for the three months ended March 31, 2021 and 2020, respectively. Results for the three months ended March 31, 2021, included realized gains of $1 on sales of assets from one VIE (the COFINA Trust) partially offset by the lower valuation of net assets on a VIE impacted by credit downgrades. Results for the three months ended March 31, 2020, were due primarily to realized gains of $8 on sales of assets from the COFINA Trust partially offset by the lower valuation of net assets on a VIE impacted by COVID-19.
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
| Ambac Financial Group, Inc. 52 2021 First Quarter FORM 10-Q |

Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which AAC is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of $1,722 and $1,725 at March 31, 2021, and December 31, 2020, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for more information regarding the estimation process for R&W subrogation recoveries.
The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

Three Months Ended March 31,	2021	2020
RMBS	$(8)	$(83)
Domestic Public Finance	9	178
Student Loans	—	14
Ambac UK and Other Credits	6	7
Totals (1)	$8	$117
(1)    Includes loss expenses incurred of $10 and $3 for the three months ended March 31, 2021 and 2020, respectively.
Losses and loss expenses (benefit) for the three months ended March 31, 2021, were driven by higher projected losses in domestic public finance from adverse development related to Puerto Rico, partially offset by the positive impact of higher discount rates. The underlying assumptions impacting our reserves for Puerto Rico during the three months ended March 31, 2021, were within the range of assumptions underlying our probability weighted reserves as of December 31, 2020.
Losses and loss expenses (benefit) for the three months ended March 31, 2020, were driven by the following:
•Higher projected losses in domestic public finance driven by lower discount rates (primarily relating to Puerto Rico), and incurred losses related to transactions directly impacted by the economic impact from COVID-19;
•An increase in student loan losses as a result of lower discount rates and the impact from COVID-19; partially offset by,
•Favorable RMBS development as a result of the positive impact of lower interest rates on excess spread, reduced by the negative impact of lower discount rates and expected losses from COVID-19 related delinquencies.
Intangible Amortization
Insurance intangible amortization for the three months ended March 31, 2021, was $19 an increase of $5 over the three months ended March 31, 2020. The increase was driven primarily by de-risking activity. Other intangible amortization for the three months ended March 31, 2021, was $1.
Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides a summary of operating expenses for the periods presented:

Three Months Ended March 31,	2021	2020
Compensation	$16	$14
Non-compensation	17	9
Gross operating expenses	33	24
Reinsurance commissions, net	—	—
Total operating expenses	$33	$24
Gross operating expenses increased $9 for the three months ended March 31, 2021 compared to the same period in the prior year. The increase in operating expenses during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to the following:
•Higher compensation costs due to the inclusion of Xchange compensation costs for the first time since its acquisition, accelerated expense recognition for retirement eligible stock-based compensation awards and lower capitalization for internal software projects, partially offset by lower bonus expense recognized in the three months ended March 31, 2021.
•Higher non-compensation costs primarily due to the inclusion of Xchange's commissions to sub-producers of $4, consulting and legal fees associated with the surplus note exchange transactions and a $1 UK Value Added Tax (VAT) refund which lowered expenses for the three months ended March 31, 2020.
Interest Expense. Interest expense includes accrued interest on the Ambac Note, Tier 2 notes, surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

Three Months Ended March 31,	2021	2020
Surplus notes (1)	$18	$26
Ambac note	25	31
Tier 2 notes	7	7
Other	—	—
Total interest expense	$50	$63
(1)Includes junior surplus notes
The decrease in interest expense for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily driven by lower discount accretion on surplus notes, together with optional redemptions and lower rate
| Ambac Financial Group, Inc. 53 2021 First Quarter FORM 10-Q |

resets of the floating rate Ambac Note, partially offset by interest compounding on the surplus notes and the Tier 2 Notes. The first quarter 2021 transactions resulting in the acquisition and retirement of all junior surplus notes in exchange for re-issuance of surplus notes did not significantly impact the interest expense for the three months ended March 31, 2021, compared to the prior year period.
Surplus note principal and interest payments require the approval of OCI. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments.
In May 2021, OCI declined the request of AAC to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the next scheduled payment date of June 7, 2021. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes and junior surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding to third parties were $516 at March 31, 2021.
Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2021, was $2, an increase of $9 compared to the provision for income taxes reported for three months ended March 31, 2020. The change for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily driven by state income tax related to the gains on the surplus note exchanges, whereas 2020 was attributable to Ambac UK, which had a taxable loss, related to investment losses on pooled funds.
LIQUIDITY AND CAPITAL RESOURCES
($ in millions)
Ambac Financial Group, Inc. ("AFG") Liquidity. AFG's liquidity is primarily dependent on its cash, investments (excluding equity investments in subsidiaries), and net receivables totaling $274 as of March 31, 2021, and secondarily on dividends and expense sharing payments from its subsidiaries.
•During the three months ended March 31, 2021, AFG further capitalized the Everspan Group with a cash contribution to Everspan Indemnity Insurance Company of approximately $82.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 per year to cover expenses not otherwise reimbursed. The $4 reimbursement for 2020 expenses was approved (by OCI) and paid (by AAC) in April 2021.
AFG's investments include securities directly and indirectly issued by and/or insured by AAC, some of which are eliminated in consolidation. Securities issued and/or insured by AAC are generally less liquid than investment grade and other traded investments.
AFG has not received dividends from any of its subsidiaries during the first quarter of 2021 or the full year of 2020.
•It is highly unlikely that AAC will be able to make dividend payments to AFG for the foreseeable future. Therefore, payments under the intercompany cost allocation agreement will be AFG’s principal sources of liquidity from AAC in the near-term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for more information on dividend payment restrictions.
•Everspan does not have sufficient earned surplus at this time to pay ordinary dividends under the Arizona Insurance Laws. Payments from Everspan to AFG may include expense allocation payments and tax payments.
•Xchange currently does not have any regulatory restrictions on its ability to pay dividends and AFG expects it to begin paying dividends beginning in the second quarter of 2021.
The principal uses of liquidity include the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac; the making of investments, which may include securities issued or insured by AAC or Ambac UK and other less liquid investments; and the acquisition or capitalization of new businesses. Contingencies could cause material liquidity strains.
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
The principal uses of AAC’s liquidity are the payment of operating and loss adjustment expenses; claims; commutation payments on insurance policies; ceded reinsurance premiums; principal and interest payments on the Ambac Note, surplus notes and Tier 2 Notes; additional loans to affiliates; and purchases of securities and other investments that may not be immediately converted into cash.
•Although AAC has not experienced incremental claim payments as a result of the impact of COVID-19, such claims may occur as issuers, particularly those with revenues that have been interrupted by the effects of the pandemic (including social distancing, other restrictions on activities
| Ambac Financial Group, Inc. 54 2021 First Quarter FORM 10-Q |

and the increase in unemployment) may not have sufficient cash inflows to pay debt service on Ambac-insured debt. Refer to "Financial Guarantees in Force" in this Management's Discussion and Analysis for further discussion of the potential impact of the COVID-19 pandemic on claim payments.
•Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of AAC. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 13. Long-term Debt in the Notes to Consolidated Financial Statements, included in Part II, Item 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for further discussion of the payment terms and conditions of the Tier 2 Notes. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined AAC's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2021 and on each prior scheduled payment date.
AAC's intercompany loans are with Ambac Financial Services ("AFS"). AFS uses interest rate derivatives (primarily interest rate swaps and US Treasury futures) as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on AAC’s financial guarantee exposures. AFS's derivatives include interest rate swaps previously provided to asset-backed issuers and other entities in connection with their financings. AAC loans cash and securities to AFS as needed to fund payments under these derivative contracts, collateral posting requirements and operating expenses. Intercompany loans are governed by an established lending agreement with defined borrowing limits that has received non-disapproval from OCI.
AAC manages its liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times.
AAC is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of AAC unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling AFG (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. AAC has not paid dividends on the AMPS since 2010. AAC is also subject to additional restrictions on the payment of dividends pursuant to certain contractual and regulatory restrictions. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual
Report on Form 10-K for the year ended December 31, 2020, for more information on dividend payment restrictions.
Our ability to realize RMBS representation and warranty ("R&W") subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, including adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries, including uncertainty due to delays in court proceedings as a result of the COVID-19 pandemic; intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating the amount of such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts or recover materially less than our estimated recoveries, our future available liquidity to pay claims, debt service and meet our other obligations would be reduced materially. See Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for more information about risks relating to our RMBS R&W subrogation recoveries.
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

Three Months Ended March 31,	2021	2020
Cash provided by (used in):
Operating activities	$(40)	$(87)
Investing activities	116	244
Financing activities	(69)	(146)
Foreign exchange impact on cash and cash equivalents	—	—
Net cash flow	$6	$10
Operating activities
The following represents the significant cash operating activity during the three months ended March 31, 2021 and 2020:
•Debt service payments on the Ambac Note were $25 and $31 for the three months ended March 31, 2021 and 2020, respectively.
•Receipts (payments) for operating activities related to interest rate derivatives were $3 and $(25) for the three months ended March 31, 2021 and 2020, respectively.
•Operating expenses were $31 and $25 for the three months ended March 31, 2021 and 2020, respectively.
•Cash provided by the investment portfolio was $23 and $30 for the three months ended March 31, 2021 and 2020, respectively.
•Net loss and loss expenses paid, including commutation payments, during the three months ended March 31, 2021 and 2020 are detailed below:
| Ambac Financial Group, Inc. 55 2021 First Quarter FORM 10-Q |

Three Months Ended March 31,	2021	2020
Net loss and loss expenses paid (recovered):
Net losses paid (1)	$30	$44
Net subrogation received	(25)	(25)
Net loss expenses paid	20	20
Net cash flow	$25	$39
(1)Net losses paid include commutation payments of $0 and $2 for the three months ended March 31, 2021 and 2020, respectively.
Future operating cash flows will primarily be impacted by interest payments on outstanding debt, claim and expense payments, investment coupon receipts and premium collections.
Financing Activities
Financing activities for the three months ended March 31, 2021, include paydowns of the Ambac Note of $16 and paydowns / maturities of VIE debt obligations of $48.
Financing activities for the three months ended March 31, 2020, include paydowns of the Ambac Note of $77 and paydowns of VIE debt obligations of $66.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $124 (cash and securities collateral of $4 and $120, respectively), including independent amounts, under these contracts at March 31, 2021.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
($ in millions)
Total assets decreased by approximately $380 from December 31, 2020, to $12,840 at March 31, 2021, primarily due to the payment of loss and loss expenses; interest and operating expenses; lower subrogation recoverables; and lower VIE assets caused by lower valuation on certain fixed maturity assets and the impact Corolla Trust Exchange described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q. Other significant changes during the three months ended March 31, 2021, were from partial redemption of the Ambac Note, lower derivative assets caused by rising interest rates, and lower premium receivables and intangible assets from the continued runoff of the financial guarantee insurance portfolio.
Total liabilities decreased by approximately $377 from December 31, 2020, to $11,697 as of March 31, 2021, primarily due to the payment of loss and loss expenses, lower long-term debt, resulting from the surplus note exchange transactions, and partial redemptions of the Ambac Note, lower consolidated VIE liabilities resulting from fair value changes (as noted above), and lower derivative liabilities caused by rising interest rates.
As of March 31, 2021, total stockholders’ equity was $1,123, compared with total stockholders’ equity of $1,140 at December 31, 2020. This decrease was primarily due to the $13 increase to the carrying value of redeemable NCI which is offset directly against retained earnings.
Investment Portfolio.
Ambac's investment portfolio is managed under established guidelines designed to meet the investment objectives of AAC, Everspan Group, Ambac UK and AFG. Refer to "Description of the Business — Investments and Investment Policy" located in Part I. Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for further description of Ambac's investment policies and applicable regulations.
Refer to Note 9. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for information about Ambac's consolidated investment portfolio. Ambac's investment policies and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Fixed maturity securities	$2,341	$2,317
Short-term	397	492
Other investments	600	595
Fixed maturity securities pledged as collateral	120	140
Total investments (1)	$3,458	$3,544
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £314 ($432) and €42.7 ($50.1) as of March 31, 2021, and £317 ($434) and €39 ($48) as of December 31, 2020.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments include diversified interests in pooled funds. Refer to Note 9. Investments to the Unaudited Consolidated Financial Statements included in Part I,
| Ambac Financial Group, Inc. 56 2021 First Quarter FORM 10-Q |

Item 1 in this Form 10-Q for information about fixed maturity securities and pooled funds by asset class.
The following charts provide the ratings (1) distribution of the fixed maturity investment portfolio based on fair value at March 31, 2021 and December 31, 2020:
(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represent 42% and 41% of the March 31, 2021 and December 31, 2020 combined fixed maturity portfolio, respectively.
Premium Receivables. Ambac's premium receivables decreased to $356 at March 31, 2021, from $370 at December 31, 2020. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts and adjustments for changes in expected and contractual cash flows, partially offset by decreases to the allowance for credit losses and accretion of the premium receivable discount.
Premium receivables by payment currency were as follows:

Currency	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$213	$213
British Pounds	£89	122
Euros	€18	21
Total		$356
Reinsurance Recoverable on Paid and Unpaid Losses. AAC has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, AAC (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by AAC in the event of rating agency downgrades of a reinsurer (among other events and circumstances). AAC benefited from letters of credit and collateral amounting to approximately $108 from its reinsurers at March 31, 2021.  As of March 31, 2021 and December 31, 2020, reinsurance recoverable on paid and unpaid losses were $33 and $33, respectively. The increase was primarily a result of adverse development in public finance exposures.
Intangible Asset. Intangible assets include (i) an insurance intangible asset that was established at the Fresh Start Reporting Date, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities and (ii) intangible assets established as part of the acquisition of Xchange on December 31, 2020.
As of March 31, 2021 and December 31, 2020, the intangible assets were $391 and $409, respectively. Other than through amortization, variance in the insurance intangible asset is solely from translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Assets and Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. Derivative assets decreased from $93 at December 31, 2020, to $74 as of March 31, 2021. Derivative liabilities decreased from $114 at December 31, 2020, to $86 as of March 31, 2021. The net decreases resulted primarily from higher interest rates during the three months ended March 31, 2021, with the effect on assets partially offset by lower counterparty credit adjustments.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs.
The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of
| Ambac Financial Group, Inc. 57 2021 First Quarter FORM 10-Q |

Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 6. Financial Guarantee Insurance Contracts, respectively, of the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for further information on loss and loss expenses.
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of March 31, 2021 and December 31, 2020, were $(414) and $(397), respectively.

Loss and loss expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Claims and Loss Expenses	Recoveries (1)
March 31, 2021:
Loss and loss expense reserves	$1,831	$(102)	$(67)	$1,662
Subrogation recoverable	99	(2,175)	—	(2,076)
Totals	$1,930	$(2,277)	$(67)	$(414)

December 31, 2020:
Loss and loss expense reserves	$2,060	$(229)	$(72)	$1,759
Subrogation recoverable	100	(2,256)	—	(2,156)
Totals	$2,160	$(2,485)	$(72)	$(397)
(1)Present value of future recoveries includes R&W subrogation recoveries of $1,748 and $1,751 at March 31, 2021 and December 31, 2020, respectively.
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 94% of our ever-to-date insurance claims recorded, with RMBS comprising 75%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at March 31, 2021 and December 31, 2020:

	Gross Par Outstanding (1)(2)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
		Claims and Loss Expenses	Recoveries
March 31, 2021:
RMBS	$2,405	$599	$(2,029)	$(11)	$(1,441)
Domestic Public Finance	3,097	963	(215)	(40)	708
Student Loans	399	270	(33)	(2)	235
Ambac UK and Other Credits	1,186	41	—	(14)	27
Loss expenses	—	57	—	—	57
Totals	$7,087	$1,930	$(2,277)	$(67)	$(414)
| Ambac Financial Group, Inc. 58 2021 First Quarter FORM 10-Q |

	Gross Par Outstanding (1)(2)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
		Claims and Loss Expenses	Recoveries
December 31, 2020:
RMBS	2,530	669	(2,102)	(13)	(1,446)
Domestic Public Finance	3,016	1,112	(349)	(39)	724
Student Loans	415	271	(34)	(3)	234
Ambac UK and Other Credits	1,612	40	—	(17)	23
Loss expenses	—	68	—	—	68
Totals	7,573	2,160	(2,485)	(72)	(397)
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $807 and $33 respectively, at March 31, 2021, and $739 and $33, respectively at December 31, 2020. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.
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
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2021, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes, and "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability" appearing below.
The occurrence of these stressed outcomes individually or collectively would have a material adverse effect on our results of operations and financial condition and may result in materially adverse consequence for the Company, including (without limitation) impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against
AAC; decreased likelihood of AAC delivering value to AFG, through dividends or otherwise; and a significant drop in the value of securities issued or insured by AFG or AAC.
RMBS Variability:
Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions collateralized by first and second lien mortgages.
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
We established a representation and warranty subrogation recovery as further discussed in Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, including adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); delays in realizing such recoveries, including as a result of trial delays due to court closures related to COVID-19 or other events; intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,722, net of reinsurance, as of March 31, 2021, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy
| Ambac Financial Group, Inc. 59 2021 First Quarter FORM 10-Q |

their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at March 31, 2021, could be approximately $10. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1,732. A loss of this magnitude may render AAC insolvent. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $30. There can be no assurance that losses may not exceed such amounts. Additionally, the RMBS portfolio is sensitive to the COVID-19 related forbearances and delinquencies caused by the general economic downturn. Due to the uncertainties related to the economic effects of the COVID-19 pandemic and other risks associated with RMBS, there can be no assurance that losses may not exceed our stress case estimates.
Public Finance Variability:
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also includes a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The increase in public finance gross loss reserves at March 31, 2021, as compared to December 31, 2020, was primarily related to adverse development related to Puerto Rico credits. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	March 31, 2021		December 31, 2020
Issuer Type	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$1,394	$671	$1,366	$693
General obligation	464	(29)	589	(37)
Housing	636	27	453	27
Transportation revenue	217	28	220	30
Other	386	11	388	11
Total	$3,097	$708	$3,016	$724
(1)    Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. The COVID-19 related economic downturn has put a strain on municipal issuers, particularly those dependent upon narrow sources of revenues or dedicated taxes to support debt service, such as hotel occupancy taxes, sales taxes, parking revenues, tolls, licensing fees, etc. A prolonged recovery from the COVID-19 related economic impact could put additional stresses on these issuers as well as other types of municipal finance issuers and result in increased defaults and potential additional losses for Ambac.
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
Variability of outcomes applies even to what is generally considered more secure municipal financings, such as dedicated sales tax revenue bonds that capture sales tax revenues for debt service ahead of any amounts being deposited into the general fund of an issuer. In the case of the Puerto Rico COFINA sales tax bonds that were part of the Commonwealth of Puerto Rico's Title III proceedings, AAC and other creditors agreed to settle at a recovery rate equal to about 93% of pre-petition amounts owed on the Ambac insured senior COFINA bonds. In the COFINA case, the senior bonds still received a reduction or "haircut" despite the existence of junior COFINA bonds, which received a recovery rate equal to about 56% of pre-petition amounts owed.
In addition, municipal entities may be more inclined to use bankruptcy to resolve their financial stresses if they believe
| Ambac Financial Group, Inc. 60 2021 First Quarter FORM 10-Q |

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
While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions, such as the developing COVID-19 related economic impact.
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s weak financial condition and economy, loss of capital markets access, the severe damage caused by hurricanes Irma and Maria and other natural disasters as well as a narrow view on available debt capacity being taken by the Oversight Board and Commonwealth government. These factors, taken together with the payment moratorium on debt service of the Commonwealth and its instrumentalities; ongoing PROMESA Title III proceedings; certain other provisions under PROMESA; expected restructurings of debt insured by AAC, either with or without its consent; uncertainty with regards to AAC's valuation of the CVI; and the possibility of protracted litigation as a result of which our rights may be materially impaired, may cause losses to exceed current reserves in a material manner. See "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for further details on the legal, economic and fiscal developments that have impacted or may impact AAC’s insured Puerto Rico bonds. In this Form 10-Q, refer to "Financial Guarantees in Force" in Part I, Item 2 in Management's Discussion and Analysis of Financial Condition and Results of Operation, Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements and Note 12. Commitments and Contingencies to the Unaudited Consolidated Financial Statements for further updates related to Puerto Rico.
Material additional losses on our public finance credits caused by the aforementioned factors, including the possibility of a protracted recovery related to the COVID-19 crisis would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at March 31, 2021, the possible increase in loss reserves could be approximately $660. However, there can be no assurance that losses may not exceed our stress case estimates. Among other things, this estimate includes the possibility that the amended Commonwealth plan of adjustment (as discussed above in the Financial Guarantees in Force section of this Management Discussion and Analysis) were to become effective.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors, including the COVID-19 related economic impact. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions by the Consumer Finance Protection Bureau. For student loan credits for which we have an estimate of expected loss at March 31, 2021, the possible increase in loss reserves could be approximately $25. Additionally, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $20. Additionally, the student loan portfolio is sensitive to COVID-19 related payment moratoriums and delinquencies caused by the general economic downturn. There can be no assurance that losses may not exceed our stress case estimates.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $380 greater than the loss reserves at March 31, 2021. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration
| Ambac Financial Group, Inc. 61 2021 First Quarter FORM 10-Q |

and magnitude of the effects of COVID-19. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt:
Long-term debt consists of surplus notes issued by AAC, the Ambac Note and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, and Ambac UK debt issued in connection with the 2019 Ballantyne commutation. The carrying value of each of these as of March 31, 2021 and December 31, 2020 is below:

	March 31, 2021	December 31, 2020
Surplus notes (1)	$709	$778
Ambac note	1,626	1,641
Tier 2 notes	312	306
Ambac UK debt	14	14
Total Long-term Debt	$2,661	$2,739
(1)Includes junior surplus notes as of December 31, 2020. All junior surplus notes were acquired and retired in the first quarter of 2021.
The decrease in long-term debt from December 31, 2020, resulted form the impacts of the surplus notes exchanges of $71 and optional Ambac Note redemption of $16, partially offset by the accretion on the carrying value of surplus notes, Tier 2 Notes and Ambac UK debt.
VARIABLE INTEREST ENTITIES
Please refer to Note 3. Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 4. Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for information regarding variable interest entities.
ACCOUNTING STANDARDS
The following accounting standards has been issued but has not yet been adopted. We do not expect this standard to have a consequential impact on Ambac's financial statements.
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

U.S. INSURANCE STATUTORY BASIS FINANCIAL RESULTS ($ in million)
AFG's U.S. insurance subsidiaries prepare financial statements under accounting practices prescribed or permitted by its domiciliary state regulator (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) is adopted as a component of prescribed practices by each domiciliary state. For further information, see "Ambac Assurance Statutory Basis Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $733 and $1,288 at March 31, 2021, respectively, as compared to $865 and $1,413 at December 31, 2020, respectively.  As of March 31, 2021, statutory policyholder surplus and qualified statutory capital included $853 principal balance of surplus notes outstanding and $138 liquidation preference of preferred stock outstanding. These surplus notes (in addition to related accrued interest of $571 that is not recorded under statutory basis accounting principles), preferred stock and all other liabilities (including insurance claims and the Ambac Note and Tier 2 Notes) are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC.
The significant drivers to the net decrease in policyholder surplus are statutory net losses of $153 for the three months ended March 31, 2021, partially offset by net investment gains of $20 recorded directly through surplus.
AAC statutory surplus and therefore AFG's ability to realize residual value and/or dividends from AAC is sensitive to multiple factors, including: (i) loss reserve development, (ii) settlements or other resolutions of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts or receive recoveries sufficient to pay or redeem obligations of AAC, including the Ambac Note and Tier 2 Notes, (iii) approval by OCI of payments on surplus notes, (iv) ongoing interest costs associated with the Ambac Note and Tier 2 Notes, including changes to interest rates as the Ambac Note is a floating rate obligation, (v) deterioration in the financial position of AAC subsidiaries that have their obligations guaranteed by AAC, (vi) first time payment defaults of insured obligations, which increase statutory loss reserves, (vii) commutations of insurance policies or credit derivative contracts at amounts that
| Ambac Financial Group, Inc. 62 2021 First Quarter FORM 10-Q |

differ from the amount of liabilities recorded, (viii) reinsurance contract terminations at amounts that differ from net assets recorded, (ix) changes to the fair value of pooled fund and other investments carried at fair value, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed practices.
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $107 at March 31, 2021, as compared to $26 at December 31, 2020.
The significant drivers to the increase in policyholder surplus were capital contributions of $82 partially offset by operating expenses during the three months ended March 31, 2021.

AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES (£ in millions)
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £420 at March 31, 2021, as compared to £412 at December 31, 2020. At March 31, 2021, the carrying value of cash and investments was £485, an increase from £481 at December 31, 2020. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums and investment income, partially offset by loss expenses, foreign exchange losses, operating expenses and tax payments.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.
Available capital resources under Solvency II were a surplus of £222 at March 31, 2021, of which £212 were eligible to meet solvency capital requirements. This is an increase from December 31, 2020, when available capital resources were a surplus of £196 of which £184 were eligible to meet solvency capital requirements. Eligible capital resources at March 31, 2021, and December 31, 2020, were in comparison to regulatory capital requirements of £246 and £256, respectively. Therefore, Ambac UK remains deficient in terms of compliance with applicable regulatory capital requirements by £35 and £72 at March 31, 2021, and December 31, 2020, respectively. The deficit reduced as at March 31, 2021, due to an increase in eligible capital resources mainly caused by the increase over the period in long term discount rates which reduced the value of technical provision liabilities over the quarter. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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
| Ambac Financial Group, Inc. 63 2021 First Quarter FORM 10-Q |

adjustment eliminates the foreign exchange gains (losses) on all assets, liabilities and transactions in non-functional currencies, which enables users of our financial statements to better view the results without the impact of fluctuations in foreign currency exchange rates and facilitates period-to-period comparisons of Ambac's operating performance.

The following table reconciles net income (loss) attributable to common stockholders to the non-GAAP measure, Adjusted Earnings (loss) on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended March 31,
	2021		2020
($ in millions, except share data)	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$17	$0.08	$(280)	$(6.07)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	—	2	0.03
Insurance intangible amortization	19	0.40	13	0.29
Foreign exchange (gains) losses	5	0.11	—	—
Adjusted earnings (loss)	$41	$0.59	$(265)	$(5.75)
(1)    Per Diluted share includes the impact of adjusting redeemable noncontrolling interest to its redemption value
Adjusted Book Value. Adjusted Book Value is defined as Total Ambac Financial Group, Inc. stockholders’ equity as reported under GAAP, adjusted for after-tax impact of the following:
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
| Ambac Financial Group, Inc. 64 2021 First Quarter FORM 10-Q |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	March 31, 2021		December 31, 2020
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,063	$23.02	$1,080	$23.57
Adjustments:
Non-credit impairment fair value losses on credit derivatives	—	0.01	—	0.01
Insurance intangible asset	(356)	(7.71)	(373)	(8.14)
Net unearned premiums and fees in excess of expected losses	343	7.42	378	8.24
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(142)	(3.08)	(166)	(3.63)
Adjusted book value	$908	$19.66	$919	$20.05

The decrease in Adjusted Book Value was primarily attributable to the $13 reduction to retained earnings from the increase to the carrying value of redeemable NCI and the impact on expected future premiums from reinsurance and de-risking transactions, partially offset by the Adjusted Earnings for the three months ended March 31, 2021 (excluding earned premium previously included in Adjusted Book Value).
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk'
As of March 31, 2021, there were no material changes in the market risks that the Company is exposed to since December 31, 2020.
Item 4.     Controls and Procedures.
In connection with the preparation of this first quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any significant change to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 12. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 17: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2020, which are hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K, except as noted below.
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
| Ambac Financial Group, Inc. 65 2021 First Quarter FORM 10-Q |

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
As of March 31, 2021, we have estimated RMBS R&W subrogation recoveries of $1,722 (net of reinsurance) included in our financial statements. These estimated recoveries are based on the contractual claims brought in the aforementioned litigations and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios. The estimated recoveries we have recorded do not represent the best or the worst possible outcomes with respect to any particular transaction or group of transactions.
There can be no assurance that AAC will be successful in prosecuting its claims in the RMBS litigations. The outcome of any litigation, including the RMBS litigations, is inherently unpredictable, including because of risks intrinsic in the adversarial nature of litigation. Motions made to the court, rulings and appeals - in the cases being prosecuted by AAC or in other relevant cases - could delay or otherwise impact any recovery by AAC. Moreover, rulings that may be adverse to AAC (in any of its RMBS litigations, as well as in other RMBS cases in which it is not a party, including an unrelated RMBS case with an appeal currently pending at the New York Court of Appeals involving issues relevant to AAC’s breach of contract claims) could adversely affect AAC’s ability to pursue its claims or the amount or timing of any recovery, or negatively alter settlement dynamics with RMBS litigation defendants. Any litigation award or settlement may be for an amount less than the amount necessary (even when combined with other pledged collateral) to pay the Secured Notes or the Tier 2 Notes, which could have a material adverse effect on our financial condition or results of operations and make it more difficult for AAC to repay the Ambac Note (and therefore make it more difficult for the issuer of the Secured Notes to repay the Secured Notes) and/or the Tier 2 Notes and/or AAC’s outstanding surplus notes, on a timely basis or at all. In the event that AAC is unable to satisfy its obligations with respect to the Ambac Note (and therefore make it more difficult for the issuer of the Secured Notes to satisfy its obligations in respect of the Secured Notes) or the Tier 2 Notes, holders will have the right to foreclose on any available collateral and to sue AAC for failure to make required payments; however, there can be no assurance that the sale of collateral will produce proceeds in an amount sufficient to pay any or all amounts due on the Secured Notes or the Tier 2 Notes, as the case may be, or that holders will be successful in any litigation seeking payments from AAC. Additionally, while AAC may pursue settlement negotiations, there can be no assurance that any settlement negotiations will materialize or that any settlement agreement can be reached on terms acceptable to AAC, or at all. Depending on the length of time required to resolve these litigations, either through settlement or at trial, AAC could incur greater litigation expenses than currently projected. If a case is brought to trial, AAC’s ultimate recovery would be subject to the additional risks inherent in any trial, including adverse findings or determinations by the trier of fact or the court, which could adversely impact the value of our securities, including the Secured Notes and the Tier 2 Notes.
Any litigation award is subject to risks of recovery, including that a defendant is unable to pay a judgment that AAC may obtain in litigation. In some instances, AAC also has claims against a parent or an acquirer of the counterparty. However, AAC may not be successful in enforcing its claims against any successor entity.
The RMBS litigations could also be adversely affected if AAC does not have sufficient resources to actively prosecute its claims or becomes subject to rehabilitation, liquidation, conservation or dissolution, or otherwise impaired by actions of OCI.
Our ability to realize the estimated RMBS R&W subrogation recoveries included in our financial statements and the time of the recoveries, if any, is subject to significant uncertainty, including the risks described above and uncertainties inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover all such amounts, our stockholders’ equity as of March 31, 2021 would decrease from $1,123 to $(599).
We expect to recover material amounts of claims payments through remediation measures including the litigation described above as well as through cash flows in the securitization structures of transactions that AAC insures. Realization of such expected recoveries is subject to various risks and uncertainties, including the rights and defenses of other parties with interests that conflict with AAC’s interests, the performance of the collateral and assets backing the obligations that AAC insures, and the performance of servicers involved in securitizations in which AAC participates as insurer. Additionally, our ability to realize recoveries in insured transactions may be impaired if the continuing orders of the Rehabilitation Court are not effective.
Adverse developments with respect to any of the factors described above may cause our recoveries to fall below expectations, which could have a material adverse effect on our financial condition, including our capital and liquidity, and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to AFG, through dividends or otherwise; diminished business prospects due to third party concerns about our ability to recover losses; and a significant drop in the value of securities issued or insured by AFG or AAC, including the Secured Notes and the Tier 2 Notes.
AAC insures obligations of the Commonwealth of Puerto Rico, including certain of its authorities and public corporations that are either subject to a Title III bankruptcy protection proceeding under the Puerto Rico Oversight, Management and Stability Act ("PROMESA") or have otherwise suspended debt service payments. AAC has made and may continue to be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. While we believe our reserves are adequate to cover losses on Puerto Rico insured bonds, there can be no assurance that AAC
| Ambac Financial Group, Inc. 66 2021 First Quarter FORM 10-Q |

may not incur additional losses in the future, particularly given the uncertainty related to the ongoing Title III proceedings and the developing economic, political and legal circumstances in Puerto Rico. Such losses may have a material adverse effect on AAC’s results of operation and financial condition.
AAC has exposure to the Commonwealth of Puerto Rico (the "Commonwealth"), including its authorities and public corporations. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees. AAC had approximately $1,067 of net par exposure to the Commonwealth and these instrumentalities at March 31, 2021. Components of the overall Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. The outstanding net insured amount including accretion on capital appreciation bonds is approximately $1,282 at March 31, 2021. Total net insured debt service outstanding (net par and interest) to the Commonwealth and its instrumentalities was approximately $2,486 at March 31, 2021.
As a result of the developments described in this Risk Factor and elsewhere in this Quarterly Report on Form 10-Q (see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Guarantees in Force, and Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q), the Commonwealth and certain of its instrumentalities are continuing to default on debt service payments, including payments owed on bonds insured by AAC. AAC has made, and may continue to be required to make, significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including variability in economic growth and demographic trends, tax revenues, changes in law or the effects thereof, essential services expense, federal funding of Commonwealth needs as well as interpretation of legislation, legal documents, and updated financial information (when available).
Substantial uncertainty also exists with respect to the ultimate outcome for creditors in Puerto Rico due to the March 8, 2021, Second Amended Title III Joint Plan of Adjustment of the Commonwealth ("Second Amended POA") or changes thereto as well as legislation enacted by the Commonwealth and the United States, including PROMESA, as well as actions taken in reliance on such laws, including Title III filings. AAC is involved in multiple litigations relating to such actions and other issues and may not be successful in pursuing claims or protecting its interests.
Given the numerous uncertainties and risks existing with respect to the restructuring process, outcomes associated with the February 23, 2021, Second Amended Plan Support Agreement between the Oversight Board, as representative of the Commonwealth of Puerto Rico, PBA, and the Employee Retirement System of the Government of the Commonwealth of Puerto Rico, and a group of creditors reported to represent 70% of all GO and PBA bonds claims ("Second Amended PSA"), the March 8, 2021, Second Amended POA, the May 5, 2021, agreement with the Oversight Board and two monoline financial guaranty companies (the "PRHTA/CCDA PSA"), or any changes thereto under the aforementioned plans and agreements and relevant litigation, no assurance can be given that ultimate debt service discounts will not be very severe and cause AAC to experience losses materially exceeding current reserves. It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could significantly further impair our exposures. In addition, there are possible final legal determinations, including failing to recognize or properly differentiate legal structures and protections applicable to such exposures, that could result in losses exceeding our current reserves by a material amount and further increases to our loss reserves. In particular, in a Title III process, should court-approved plans of adjustment for the Commonwealth, the Puerto Rico Highways and Transportation Authority ("PRHTA"), the Puerto Rico Public Buildings Authority ("PBA") or any other issuers of AAC’s insured debt that may or may not file for Title III protection contemplate discounts to debt service implied by, or even worse than, the newly certified Commonwealth fiscal plan (April 23, 2021) (the “Commonwealth Fiscal Plan”) or AAC receive unfavorable judgments in the litigations to which it is a party, AAC’s financial condition would be materially adversely affected.
For example, the Second Amended PSA provides for lower Commonwealth debt service payments per annum relative to the Plan Support Agreement signed in February 2020 (Amended PSA), extends the tenor of new recovery bonds, increases the amount of cash distributed to creditors, and provides additional consideration in the form of a contingent value instrument ("CVI"). This CVI is intended to provide creditors with additional returns tied to outperformance of the Puerto Rico Sales and Use Tax ("SUT") against certified 2020 Commonwealth Fiscal Plan projections. More specifically, fixed consideration as part of the Second Amended POA includes a combination of cash, new GO current interest bonds as well as new GO capital appreciation bonds. Recovery derived from fixed consideration is estimated to vary between approximately 67% and 77% (as of petition date) for GO creditors, and between approximately 75% and 80% (as of petition date) for PBA creditors.
Under the May 5, 2021, PRHTA/CCDA PSA, consideration for revenue bond creditors such as PRHTA, CCDA, or Puerto Rico Infrastructure Financing Authority ("PRIFA") Special Tax Revenue ("Rum Tax") bonds, on account of their deficiency claims ("Clawback claims") against the Commonwealth, consists of CVI tied to the outperformance of the SUT against the certified 2020 Commonwealth Fiscal Plan projections. Overall, CVI recoveries are subject to a lifetime cap of 75% of deficiency amounts. The value of the Clawback CVI is uncertain given the contingent, outperformance-driven structure of the instrument coupled with the likely back-ended aspects for the majority of the potential cash flows. In addition, under the PRHTA/CCDA PSA, the PRHTA creditors would receive 'hard currency' in the form of new PRHTA bonds totaling $1,245 and $389 of cash proceeds, including a $264 interim distribution, payable at the effective date of the Commonwealth plan of adjustment, and $125 of restriction
| Ambac Financial Group, Inc. 67 2021 First Quarter FORM 10-Q |

fees and consummation costs. Of the $264 interim cash distribution, $184.8 will be allocated to holders of PRHTA '68 bonds and $79.2 will be allocated to holders of PRHTA '98 bonds. Of the $1,245 in new PRHTA bonds, approximately $646.4 will be allocated to holders of PRHTA '68 bonds and approximately $598.6 will be allocated to holders of PRHTA '98 bonds. Claim recovery expectations for PRHTA creditors under the PRHTA/CCDA PSA agreement are uncertain and subject to interpretation due to the aforementioned uncertainty related to the value of the Clawback CVI.
Under the PRHTA/CCDA PSA, CCDA creditors would also receive $112 of cash, inclusive of up to $15 related to restriction fees and consummation costs, payable at the effective date of the Commonwealth plan of adjustment. PRIFA was not part of the PRHTA/CCDA PSA and, consequently, there are no additional recoveries provided for in the agreement for PRIFA beyond the proposed treatment of deficiency claims.
It is unclear how details under the agreements and plans described above may change. If the Second Amended POA was confirmed in its current form, AAC’s financial condition would be materially adversely affected. It is also possible that economic or demographic outcomes may be as, or worse than, forecasted in the Commonwealth Fiscal Plan or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise. Even a negotiated restructuring to which AAC agrees as part of mediation or other process may involve material losses in excess of current reserves. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, given our exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially by a material amount, and may be subject to material volatility. Changes to our loss reserves may have a material adverse impact on AAC’s results of operations and financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the first quarter of 2021. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the first quarter of 2021, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	Jan-2021	Feb-2021	Mar-2021	First Quarter 2021
Total Shares Purchased (1)	32,010	318	312,381	344,709
Average Price Paid Per Share	$15.38	$14.42	$17.03	$16.87
Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	—	—	—	—
Maximum Number of Shares That may Yet be Purchased Under the Plan	—	—	—	—
(1)    There were no other repurchases of equity securities made during the three months ended March 31, 2021. Ambac does not have a stock repurchase program.
Item 3.    Defaults Upon Senior Securities — No matters require disclosure.
Item 5.    Other Information — No matters require disclosure.
| Ambac Financial Group, Inc. 68 2021 First Quarter FORM 10-Q |

Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
10.1+	Form of 2021 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.2+	Form of 2021 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith.
10.3+	Form of 2021 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.4+	Form of 2021 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	May 10, 2021	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

| Ambac Financial Group, Inc. 69 2021 First Quarter FORM 10-Q |