Form 10-Q
period 2021-09-30
AMBAC FINANCIAL GROUP INC
filed 2021-11-08
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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
As of November 5, 2021, 46,304,139 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			Accounting Standards	72
	Consolidated Balance Sheets (Unaudited)	1		U.S. Insurance Statutory Basis Financial Results	73
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	2		Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	74
	Consolidated Statements of Stockholders' Equity (Unaudited)	3		Non-GAAP Financial Measures	74
	Consolidated Statements of Cash Flows (Unaudited)	4	3	Quantitative and Qualitative Disclosures About Market Risk	76
	Notes to Unaudited Consolidated Financial Statements	5	4	Controls and Procedures	76
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	49
	Cautionary Statement Pursuant To The Private Securities Litigation Reform Act Of 1995	49	PART II. OTHER INFORMATION
	Executive Summary	50	1	Legal Proceedings	76
	Critical Accounting Policies and Estimates	53	1A	Risk Factors	76
	Financial Guarantees in Force	53	2	Unregistered Sales of Equity Securities and Use of Proceeds	81
	Results of Operations	60	3	Defaults Upon Senior Securities	81
	Liquidity and Capital Resources	64	5	Other Information	82
	Balance Sheet	66	6	Exhibits	81
	Variable Interest Entities	72	SIGNATURES		82

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions, except share data) (September 30, 2021 (Unaudited))	2021	2020
Assets:
Investments:
Fixed maturity securities, at fair value (amortized cost of $1,660 and $2,175)	$1,797	$2,317
Fixed maturity securities pledged as collateral, at fair value (amortized cost of $15 and $15)	15	15
Short-term investments, at fair value (amortized cost of $368 and $492)	368	492
Short-term investments pledged as collateral, at fair value (amortized cost of $105 and $125)	105	125
Other investments (includes $656 and $544 at fair value)	663	595
Total investments (net of allowance for credit losses of $0 and $0)	2,948	3,544
Cash and cash equivalents	14	20
Restricted cash	6	13
Premium receivables (net of allowance for credit losses of $10 and $17)	327	370
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	30	33
Deferred ceded premium	90	70
Subrogation recoverable	2,113	2,156
Derivative assets	78	93
Intangible assets	364	409
Other assets	114	114
Variable interest entity assets:
Fixed maturity securities, at fair value	3,317	3,354
Restricted cash	2	2
Loans, at fair value	2,784	2,998
Derivative assets	40	41
Other assets	1	2
Total assets	$12,228	$13,220
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$402	$456
Loss and loss expense reserves	1,565	1,759
Ceded premiums payable	33	27
Deferred taxes	28	24
Current taxes	2	6
Long-term debt	2,215	2,739
Accrued interest payable	555	517
Derivative liabilities	94	114
Other liabilities	108	106
Variable interest entity liabilities:
Long-term debt (includes $4,097 and $4,324 at fair value)	4,255	4,493
Derivative liabilities	1,830	1,835
Total liabilities	11,088	12,074
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	20	7
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,477,068 and 45,865,081	—	—
Additional paid-in capital	253	242
Accumulated other comprehensive income	64	79
Retained earnings	746	759
Treasury stock, shares at cost: 185,025 and 55,942	(3)	(1)
Total Ambac Financial Group, Inc. stockholders’ equity	1,061	1,080
Nonredeemable noncontrolling interest	60	60
Total stockholders’ equity	1,121	1,140
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$12,228	$13,220
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share data)	2021	2020	2021	2020
Revenues:
Net premiums earned	$11	$15	$36	36
Net investment income	21	37	112	69
Net realized investment gains (losses)	3	2	4	20
Net gains (losses) on derivative contracts	5	7	19	(61)
Net realized gains (losses) on extinguishment of debt	—	—	33	—
Other income	8	2	19	2
Income (loss) on variable interest entities	3	—	5	3
Total revenues	51	62	229	68
Expenses:
Losses and loss expenses (benefit)	(55)	83	(73)	216
Intangible amortization	11	14	44	41
Operating expenses	32	23	94	67
Interest expense	44	50	144	172
Total expenses	32	170	208	495
Pre-tax income (loss)	19	(108)	21	(427)
Provision (benefit) for income taxes	2	—	15	(5)
Net income (loss)	17	(108)	6	(423)
Less: net (gain) loss attributable to noncontrolling interest	—	—	(1)	—
Net income (loss) attributable to common stockholders	$17	$(108)	$5	$(423)
Other comprehensive income (loss), after tax:
Net income (loss)	$17	$(108)	$6	$(423)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $—, $—, $(2) and $1	(4)	42	(2)	1
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $—, $— and $—	(19)	29	(11)	(20)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $—, $—, $— and $—	—	—	(1)	2
Changes to postretirement benefit, net of income tax provision (benefit) of $—, $—, $— and $—	—	—	(1)	(3)
Total other comprehensive income (loss), net of income tax	(23)	71	(15)	(20)
Total comprehensive income (loss)	(6)	(37)	(9)	(442)
Less: comprehensive (gain) loss attributable to the noncontrolling interest	—	—	(1)	—
Total comprehensive income (loss) attributable to common stockholders	$(6)	$(37)	$(10)	$(442)
Net income (loss) per share attributable to common stockholders:
Basic	$0.35	$(2.33)	$(0.19)	$(9.16)
Diluted	$0.35	$(2.33)	$(0.19)	$(9.16)
Weighted average number of common shares outstanding:
Basic	46,615,552	46,178,730	46,503,196	46,135,399
Diluted	47,044,132	46,178,730	46,503,196	46,135,399
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 2 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended September 30, 2021 and 2020

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at June 30, 2021	$1,123	$732	$87	$—	$—	$249	$(5)	$60
Total comprehensive income (loss)	(6)	17	(23)	—	—	—	—	—
Stock-based compensation	4	—	—	—	—	4	—	—
Cost of shares (acquired) issued under equity plan	—	(2)	—	—	—	—	2	—
Changes to Redeemable NCI	—	—	—	—	—	—	—	—
Balance at September 30, 2021	$1,121	$746	$64	$—	$—	$253	$(3)	$60

Balance at June 30, 2020	$1,129	$881	$(48)	$—	$—	$237	$(1)	$60
Total comprehensive income (loss)	(37)	(108)	71	—	—	—	—	—
Stock-based compensation	3	—	—	—	—	3	—	—
Cost of shares (acquired) issued under equity plan	—	—	—	—	—	—	—	—
Balance at September 30, 2020	$1,095	$773	$22	$—	$—	$240	$(1)	$60

Nine months ended September 30, 2021 and 2020

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2021	$1,140	$759	$79	$—	$—	$242	$(1)	$60
Total comprehensive income (loss)	(10)	5	(15)	—	—	—	—	—
Stock-based compensation	10	—	—	—	—	10	—	—
Cost of shares (acquired) issued under equity plan	(6)	(4)	—	—	—	—	(2)	—
Changes to Redeemable NCI	(14)	(14)	—	—	—	—	—	—
Balance at September 30, 2021	$1,121	$746	$64	$—	$—	$253	$(3)	$60

Balance at January 1, 2020	$1,536	$1,203	$42	$—	$—	$232	$—	$60
Total comprehensive income (loss)	(442)	(423)	(20)	—	—	—	—	—
Adjustment to initially apply ASU 2016-13	(4)	(4)	—	—	—	—	—	—
Stock-based compensation	8	—	—	—	—	8	—	—
Cost of shares (acquired) issued under equity plan	(3)	(2)	—	—	—	—	(1)	—
Balance at September 30, 2020	$1,095	$773	$22	$—	$—	$240	$(1)	$60
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 3 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$5	$(423)
Redeemable noncontrolling interest	(1)	—
Net income (loss)	6	(423)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1	1
Amortization of bond premium and discount	(9)	(12)
Share-based compensation	10	8
Deferred income taxes	5	(5)
Current income taxes	(4)	9
Unearned premiums, net	(75)	(40)
Losses and loss expenses, net	(148)	78
Ceded premiums payable	7	(2)
Premium receivables	44	44
Accrued interest payable	75	69
Amortization of intangible assets	44	41
Net realized investment gains	(4)	(20)
(Gain) loss on extinguishment of debt	(33)	—
Variable interest entity activities	(5)	(3)
Derivative assets and liabilities	(23)	15
Other, net	(28)	72
Net cash used in operating activities	(136)	(167)
Cash flows from investing activities:
Proceeds from sales of bonds	126	974
Proceeds from matured bonds	658	105
Purchases of bonds	(286)	(844)
Proceeds from sales of other invested assets	75	377
Purchases of other invested assets	(97)	(425)
Change in short-term investments	125	67
Change in cash collateral receivable	11	(2)
Proceeds from paydowns of consolidated VIE assets	134	142
Other, net	—	2
Net cash provided by (used in) investing activities	745	396
Cash flows from financing activities:
Proceeds from issuance of Sitka AAC Note	1,163	—
Proceeds from issuance of surplus notes	7	—
Paydowns of Ambac note	(1,641)	(115)
Payments for debt issuance costs	(12)	—
Tax payments related to shares withheld for share-based compensation plans	(6)	(3)
Distributions to noncontrolling interest holders	(1)	—
Payments of consolidated VIE liabilities	(133)	(143)
Net cash used in financing activities	(623)	(260)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Net cash flow	(14)	(31)
Cash, cash equivalents, and restricted cash at beginning of period	35	81
Cash, cash equivalents, and restricted cash at end of period	$22	$50
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 4 2021 Third Quarter FORM 10-Q |

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
•Specialty Property & Casualty Program Insurance ("SPCP") — As of September 30, 2021, included admitted insurer Everspan Insurance Company and excess and surplus lines insurer Everspan Indemnity Insurance Company (collectively, "Everspan" or the "Everspan Group"). Everspan received an 'A-' Financial Strength Rating from A.M. Best in February 2021 and launched its first insurance program in May 2021. On October 1, 2021. Everspan acquired Providence Washington Insurance Company ("PWIC").
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
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize shareholder value through executing the following key strategies:
•Active runoff of AAC and its subsidiaries through transaction terminations, commutations, restructurings, and reinsurance with a focus on our watch list credits and known and potential future adversely classified credits that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;
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
2021 Surplus Note Exchanges
On January 19, 2021, AAC entered into a purchase agreement (the “Purchase Agreement”) with AFG and certain funds or accounts (the “Note Holders”), pursuant to which (i) the Note Holders agreed to sell to AAC all of the individual beneficial interests (the “Interests”) in the 5.1% senior notes due August 28, 2039 (the “Corolla Notes”), issued by the Corolla Trust, a Delaware statutory trust formed by AFG in 2014 (see Note 3. Variable Interest Entities for a discussion of the establishment of the Corolla Trust), (ii) AFG agreed to sell to AAC the owner trust certificate for the Corolla Trust (the “Corolla Certificate”), which constituted all of the equity interests in the Corolla Trust, and (iii) AAC agreed to exchange the Interests and the Corolla Certificate for AAC’s surplus notes (collectively, the “Corolla Note Exchange”). The Note Holders held 100% of the outstanding Corolla Notes. Pursuant to the Purchase Agreement, each $1.00 principal amount of the Corolla Notes (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.9125 principal amount of surplus notes (and the associated amount of accrued and unpaid interest thereon) on the date of the consummation of the Corolla Note Exchange (the “Closing”). In addition, every $1.00 principal amount of the Corolla Certificate (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.6400 principal
| Ambac Financial Group, Inc. 5 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
amount of surplus notes (and the associated amount of accrued and unpaid interest thereon) on the date of Closing. The Closing occurred on January 22, 2021. At the Closing AAC issued $267 aggregate principal amount of surplus notes to consummate the Corolla Note Exchange and acquire all of the interests in the Corolla Trust. Subsequent to the closing the Corolla Trust was dissolved and the junior surplus note that had been deposited in the Corolla Trust by AFG in 2014 was canceled.
In February 2021, AAC entered into a purchase agreement pursuant to which the holder of $15 principal amount of 5.1% junior surplus notes issued by AAC agreed to sell such notes to AAC in exchange for surplus notes (the "JSN Exchange"). Pursuant to the purchase agreement, each $1.00 principal amount of the junior surplus notes (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.8581 principal amount of surplus notes (and the associated amount of accrued and unpaid interest thereon). The closing of the JSN Exchange occurred on February 11, 2021, when AAC issued approximately $13 aggregate principal amount of surplus notes. Subsequent to the closing of the JSN Exchange the junior surplus notes were canceled. As a result of the Corolla Note Exchange and the JSN Exchange, AAC no longer has any junior surplus notes outstanding.
The surplus notes exchanged pursuant to the Corolla Note Exchange and the JSN Exchange are part of the same series as, and rank equally with, the surplus notes previously issued by AAC. After giving effect to the Corolla Note Exchange and the JSN Exchange, AAC had $853 principal amount of surplus notes outstanding and total principal and accrued and unpaid interest of surplus notes outstanding is $1,414 as of February 11, 2021. Outstanding surplus notes principal amount includes $83 owned by AFG at February 11, 2021, which amount is eliminated in consolidation for purposes of US generally accepted accounting principles. The Company recorded a gain of $33 for the nine months ended September 30, 2021 arising from AAC's purchases of junior surplus notes below their carrying values which is reported within Net realized gains (losses) on extinguishment of debt in the Consolidated Statements of Total Comprehensive Income (Loss). In addition, the Company has recorded gain of $4 for the nine months ended September 30, 2021 from the exchange of the Corolla Certificate held by AFG above its carrying value, which is reported within Net realized investment gains (losses) in the Consolidated Statements of Total Comprehensive Income (Loss).
Secured Note Refinancing
On July 6, 2021, a newly formed variable interest entity and wholly-owned subsidiary of AFG, Sitka Holdings, LLC (“Sitka”), issued $1,175 par amount of LIBOR plus 4.5% senior secured notes due 2026 (the “Sitka Senior Secured Notes”). The Sitka Senior Secured Notes are redeemable prior to July 6, 2022, at a price of 100% of the principal amount plus a make-whole premium and accrued and unpaid interest. The make-whole premium represents the excess of the present value of 103% of the principal amount plus all required scheduled interest payments through July 6, 2022 (excluding accrued and unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over the principal amount to be redeemed. On and after July 6, 2022, and prior to July 6, 2023, the notes are redeemable at a price equal to 103% of the principal amount plus accrued and unpaid interest. On and after July 6, 2023, the notes are redeemable at 100% of the principal amount plus accrued and unpaid interest. The Sitka Senior Secured Notes are secured by all assets of Sitka, which include a secured note issued by AAC to Sitka (the “Sitka AAC Note”). The Sitka AAC Note is secured by a pledge of AAC’s right, title and interest in (i) up to $1,400 of proceeds from certain litigations involving AAC related to residential mortgage-backed securities and (ii) the capital stock of Ambac UK. In addition, AAC issued a financial guaranty insurance policy (the “Sitka Senior Secured Notes Policy”) to the trustee for the Sitka Senior Secured Notes for the benefit of the holders of the Sitka Senior Secured Notes irrevocably guaranteeing all regularly scheduled principal and interest payments in respect of the Sitka Senior Secured Notes as and when such payments become due and owing. The proceeds from this offering of $1,163 were used to fund a portion of the full redemption of the Ambac LSNI Secured Notes due 2023 (the “LSNI Secured Notes”) and the secured note issued by AAC concurrent with the issuance of the LSNI Secured Notes (the "LSNI Ambac Note"). The remaining balance of the LSNI Secured Notes notes were redeemed utilizing other available temporary sources of liquidity. Ambac does not consolidate Sitka since it does not have a variable interest in the trust. Accordingly, the Sitka AAC Note is reported within Long-term debt on the Consolidated Balance Sheet.
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
Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying consolidated financial statements have not been audited by an independent
| Ambac Financial Group, Inc. 6 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2021, may not be indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020, consolidated balance sheet was derived from audited financial statements.
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
Foreign Currency:
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(6) and $2 for the nine months ended September 30, 2021 and 2020, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.
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
Following is a rollforward of redeemable noncontrolling interest.

Nine Months Ended September 30,	2021
Beginning balance	$7
Net income attributable to redeemable noncontrolling interest (ASC 810)	(1)
Adjustment to redemption value (ASC 480)	14
Ending balance	$20
| Ambac Financial Group, Inc. 7 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30,
	2021	2020
Cash paid during the period for:
Income taxes	$12	$11
Interest on long-term debt	65	83
Non-cash financing activities:
Decrease in long-term debt as a result of surplus notes exchanges	$71	$—

	September 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$14	$37
Restricted cash	6	10
Variable Interest Entity restricted cash	2	2
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$22	$50

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
| Ambac Financial Group, Inc. 8 2021 Third Quarter FORM 10-Q |

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
FG VIEs which are consolidated may include recourse and non-recourse liabilities. FG VIEs' liabilities that are insured by the Company are with recourse, because the Company guarantees the payment of principal and interest in the event the issuer defaults. FG VIEs' liabilities that are not insured by the Company are without recourse, because Ambac has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. The Company’s economic exposure to consolidated FG VIEs is limited to the financial guarantees issued for recourse liabilities and any additional variable interests held by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
| Ambac Financial Group, Inc. 9 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

	September 30, 2021			December 31, 2020
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$3,184	$—	$3,184	$3,215	$—	$3,215
Municipal obligations, available-for-sale (1)	—	133	133	—	139	139
Total FG VIE fixed maturity securities, at fair value	3,184	133	3,317	3,215	139	3,354
Restricted cash	1	1	2	1	1	2
Loans, at fair value (2)	2,784	—	2,784	2,998	—	2,998
Derivative assets	40	—	40	41	—	41
Other assets	—	1	1	—	2	2
Total FG VIE assets	$6,010	$135	$6,145	$6,255	$143	$6,398
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$4,097	$—	$4,097	$4,324	$—	$4,324
Long-term debt, at par less unamortized discount	—	159	159	—	169	169
Total long-term debt	4,097	159	4,255	4,324	169	4,493
Derivative liabilities	1,830	—	1,830	1,835	—	1,835
Total FG VIE liabilities	$5,927	$159	$6,086	$6,159	$169	$6,328
Number of FG VIEs consolidated	5	1	6	5	1	6
(1)Available-for-sale FG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $106 and $113, and aggregate gross unrealized gains of $27 and $27 at September 30, 2021 and December 31, 2020, respectively. All such securities had contractual maturities due after ten years as of September 30, 2021.
(2)The unpaid principal balances of loan assets carried at fair value were $2,391 as of September 30, 2021 and $2,546 as of December 31, 2020.
(3)The unpaid principal balances of long-term debt carried at fair value were $3,603 as of September 30, 2021 and $3,769 as of December 31, 2020.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net change in fair value of VIE assets and liabilities reported under the fair value option	$2	$(1)	$2	$(3)
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	—	—	1	(2)
Net change in fair value of VIE assets and liabilities reported in earnings	2	—	3	(5)
Investment income on available-for-sale securities	1	2	5	5
Net realized investment gains (losses) on available-for-sale securities	1	—	2	8
Interest expense on long-term debt carried at par less unamortized cost	(1)	(1)	(4)	(5)
Income (loss) on variable interest entities	$3	$—	$5	$3
Ambac did not consolidate any new VIEs for the three and nine months ended September 30, 2021. Ambac did not deconsolidate any VIEs for the three and nine months ended September 30, 2021. Ambac deconsolidated no VIEs for the three months ended September 30, 2020, and deconsolidated one VIE for the nine months ended September 30, 2020. The VIE was deconsolidated as a result of the financial guarantee policy termination.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of September 30, 2021 and December 31, 2020:
| Ambac Financial Group, Inc. 10 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
September 30, 2021:
Global structured finance:
Mortgage-backed—residential	$3,501	$1,958	$513	$—
Other consumer asset-backed	839	19	233	—
Other	855	3	11	5
Total global structured finance	5,195	1,980	757	5
Global public finance	20,320	248	261	—
Total	$25,515	$2,228	$1,018	$5

December 31, 2020:
Global structured finance:
Mortgage-backed—residential	$4,308	$2,024	$580	$—
Other consumer asset-backed	1,050	24	239	—
Other	994	3	15	8
Total global structured finance	6,352	2,051	834	8
Global public finance	21,646	263	287	—
Total	$27,998	$2,314	$1,122	$8
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
Ambac Sponsored Non-consolidated VIEs:
In 1994, Ambac established a VIE to provide certain financial guarantee clients with funding for their debt obligations. This VIE was established as a separate legal entity, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of this entity were contractually limited to purchasing assets from Ambac, issuing medium-term notes ("MTNs") to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac did not consolidate this entity because the exercise of related control rights in such policies remained subject to OCI approval under the Stipulation and Order, as discussed above. Ambac elected to account for its equity interest in this entity at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. On February 22, 2021, the last investment held, derivative instrument and MTN issued by this entity matured and were paid in full. At September 30, 2021 and December 31, 2020, the fair value of this entity was less than a million and $1, respectively, and is reported within Other assets on the Consolidated Balance Sheets. Total principal amount of debt outstanding was $410 at December 31, 2020.
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
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, LLC ("Ambac LSNI"). Ambac LSNI issued LSNI Secured Notes in connection with the Rehabilitation Exit Transactions. Ambac does not consolidate the VIE since it does not have a variable interest in the trust. Ambac reported its holdings of LSNI Secured Notes within Fixed Maturity Securities in the Consolidated Balance Sheets. The carrying value of LSNI Secured Notes held by Ambac was $0 and $465 at September 30, 2021 and December 31, 2020, respectively. Ambac's debt obligation to the VIE had a carrying value of $0 and $1,641 at
| Ambac Financial Group, Inc. 11 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
September 30, 2021 and December 31, 2020, respectively, and is reported within Long-term debt on the Consolidated Balance Sheets. As further described in Note 1. Background and Business Description, on July 6, 2021, Sitka, Ambac's newly formed non-consolidated VIE, issued the Sitka Senior Secured Notes that were used to fund a portion of the full redemption of the LSNI
Secured Notes issued by LSNI, with the remaining balance redeemed utilizing other available sources of liquidity. Ambac's debt obligation to Sitka had a carrying value of $1,152 at September 30, 2021 and is reported within Long-term debt on the Consolidated Balance Sheets.
4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended September 30, 2021:
Beginning Balance	$168	$5	$(84)	$(1)	$87
Other comprehensive income (loss) before reclassifications	(1)	—	(19)	—	(20)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	—	—	(3)
Net current period other comprehensive income (loss)	(4)	—	(19)	—	(23)
Balance at September 30, 2021	$164	$5	$(103)	$(1)	$64

Three Months Ended September 30, 2020:
Beginning Balance	$109	$6	$(164)	$—	$(48)
Other comprehensive income (loss) before reclassifications	45	—	29	—	74
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	—	—	(3)
Net current period other comprehensive income (loss)	42	—	29	—	71
Balance at September 30, 2020	$152	$6	$(135)	$—	$22

Nine Months Ended September 30, 2021:
Beginning Balance	$166	$5	$(92)	$—	$79
Other comprehensive income (loss) before reclassifications	2	—	(11)	—	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	(1)	—	(1)	(6)
Net current period other comprehensive income (loss)	(2)	(1)	(11)	(1)	(15)
Balance at September 30, 2021	$164	$5	$(103)	$(1)	$64

Nine Months Ended September 30, 2020:
Beginning Balance	$151	$8	$(116)	$(2)	$42
Other comprehensive income before reclassifications	20	(2)	(20)	—	(2)
Amounts reclassified from accumulated other comprehensive income	(19)	(1)	—	2	(18)
Net current period other comprehensive income	$1	$(3)	$(20)	$2	$(20)
Balance at September 30, 2020	$152	$6	$(135)	$—	$22
(1)All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.
| Ambac Financial Group, Inc. 12 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(3)	$(2)	$(4)	$(20)	Net realized investment gains (losses)
	1	—	—	1	Provision for income taxes
	$(3)	$(2)	$(4)	$(19)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	$—	$(1)	Other income
Actuarial (losses)	—	—	—	—	Other income
	—	—	—	(1)	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$—	$—	$(1)	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$—	$—	$(1)	$2	Credit risk changes of fair value option liabilities
	—	—	—	—	Provision for income taxes
	$—	$—	$(1)	$2	Net of tax and noncontrolling interest
Total reclassifications for the period	$(3)	$(3)	$(5)	$(18)	Net of tax and noncontrolling interest

5. NET INCOME PER SHARE
As of September 30, 2021, 46,292,043 shares of AFG's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,617 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares outstanding increased by 482,904 during the nine months ended September 30, 2021, primarily due to settlements of employee restricted and performance stock units.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$17	$(108)	5	(423)
Adjustment to redemption value (ASC 480)	—	—	(14)	—
Numerator of basic and diluted EPS	$17	$(108)	(9)	(423)
Per Share:
Basic	$0.35	$(2.33)	$(0.19)	$(9.16)
Diluted	$0.35	$(2.33)	$(0.19)	$(9.16)
| Ambac Financial Group, Inc. 13 2021 Third Quarter FORM 10-Q |

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
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding denominator	46,615,552	46,178,730	46,503,196	46,135,399
Effect of potential dilutive shares (1):
Stock options	—	—	—	—
Warrants	—	—	—	—
Restricted stock units	72,061	—	—	—
Performance stock units (2)	356,519	—	—	—
Diluted weighted average shares outstanding denominator	47,044,132	46,178,730	46,503,196	46,135,399
Anti-dilutive shares excluded from the above reconciliation:
Stock options	—	16,667	—	16,667
Warrants	4,877,617	4,877,749	4,877,665	4,877,754
Restricted stock units	244,694	333,526	466,094	286,279
Performance stock units (2)	—	972,138	582,254	932,777
(1)    For the nine months ended September 30, 2021, and the three and nine months ended September 30, 2020, Ambac had a net loss for purposes of calculating earnings per share and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.
(2)    Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.
| Ambac Financial Group, Inc. 14 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
6. INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended September 30,
	2021		2020
	Written	Earned	Written	Earned
Direct	$(1)	$15	$(13)	$18
Assumed	—	—	—	—
Ceded	14	4	—	3
Net premiums	$(15)	$11	$(13)	$15

	Nine Months Ended September 30,
	2021		2020
	Written	Earned	Written	Earned
Direct	$(6)	$46	$(2)	$45
Assumed	—	—	—	1
Ceded	29	10	(1)	9
Net premiums	$(36)	$36	$(2)	$36
The following table summarizes net premiums earned by location of risk:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$7	$9	$21	$24
United Kingdom	3	7	10	15
Other international	1	(1)	5	(2)
Total	$11	$15	$36	$36
Premium Receivables, including credit impairments:
Premium receivables at September 30, 2021 and December 31, 2020 were $327 and $370, respectively. Financial guarantee premium receivables are discounted using an appropriate risk-free rate corresponding to the weighted average life of each policy and currency to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates. The weighted average risk-free rate at September 30, 2021 and December 31, 2020, was 2.2% and 2.2%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2021 and December 31, 2020, was 8.1 years and 8.3 years, respectively. Specialty property and casualty premiums are not discounted.
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
As further discussed in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2020, the key indicator management uses to assess the credit quality of financial guarantee premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group. Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of September 30, 2021 and December 31, 2020:

| Ambac Financial Group, Inc. 15 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Surveillance Categories as of September 30, 2021
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$152	$3	$5	$—	$—	$160
Other	2	—	—	—	—	2
Total Public Finance	153	3	5	—	—	162

Structured Finance:
Mortgage-backed and home equity	2	—	1	3	13	18
Structured insurance	11	—	—	—	—	11
Student loan	2	—	1	9	—	12
Other	7	—	—	—	—	7
Total Structured Finance	21	—	2	12	13	47

International:
Sovereign/sub-sovereign	73	8	—	12	—	93
Investor-owned and public utilities	29	—	—	—	—	29
Other	5	—	—	—	—	5
Total International	106	8	—	12	—	126
Total (1) (2)	$281	$12	$7	$23	$13	$335

Surveillance Categories as of December 31, 2020
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$155	$13	$—	$—	$—	$168
Other	2	15	—	—	—	17
Total Public Finance	157	27	—	—	—	185

Structured Finance:
Mortgage-backed and home equity	3	—	1	3	15	22
Structured insurance	14	—	—	—	—	14
Student loan	3	—	2	11	—	16
Other	7	—	—	—	—	7
Total Structured Finance	27	—	3	14	15	59

International:
Sovereign/sub-sovereign	82	13	—	13	—	108
Investor-owned and public utilities	31	—	—	—	—	31
Other	5	—	—	—	—	5
Total International	118	13	—	13	—	144
Total (2)	$302	$40	$3	$27	$15	$387
(1)    Excludes specialty property and casualty premium receivables of $2.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
| Ambac Financial Group, Inc. 16 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Below is a rollforward of the premium receivable allowance for credit losses as of September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance (1)	$11	$16	$17	$9
Current period provision (benefit)(2)	(1)	2	(6)	9
Write-offs of the allowance	—	—	(1)	—
Recoveries of previously written-off amounts	—	—	—	—
Ending balance	$10	$18	$10	$18
(1)At December 31, 2019, $9 of premiums receivable were deemed uncollectible as determined under prior GAAP rules.
(2)The three and nine months ended September 30, 2020, includes $3 from the adoption of CECL.
At September 30, 2021 and December 31, 2020, a deminimis amount of premiums were past due.
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
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

Nine Months Ended September 30,	2021	2020
Beginning premium receivable	$370	$416
Adjustment to initially apply ASU 2016-13	—	(3)
Premium receipts	(28)	(36)
Adjustments for changes in expected and contractual cash flows for contracts (1)	(25)	(4)
Accretion of premium receivable discount for contracts	6	7
Changes to allowance for credit losses	7	(5)
Other adjustments (including foreign exchange)	(4)	(2)
Ending premium receivable (2)	$325	$372
(1)    Adjustments for changes in expected and contractual cash flows primarily due to reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.
(2)    Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At September 30, 2021 and 2020, premium receivables include British Pounds of $108 (£80) and $112 (£87), respectively, and Euros of $16 (€14) and $21 (€18), respectively.
The table below summarizes the future gross undiscounted financial guarantee premiums to be collected and future premiums earned, net of reinsurance at September 30, 2021:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
December 31, 2021	8	7
Twelve months ended:
December 31, 2022	33	27
December 31, 2023	32	26
December 31, 2024	30	25
December 31, 2025	29	23
Five years ended:
December 31, 2030	122	98
December 31, 2035	84	62
December 31, 2040	39	27
December 31, 2045	18	11
December 31, 2050	7	4
December 31, 2055	1	—
Total	$401	$310
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
| Ambac Financial Group, Inc. 17 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the insured portfolio. Financial guarantee loss reserves are recorded based on the present value of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. Below are the components of the loss reserves liability and the Subrogation recoverable asset at September 30, 2021 and December 31, 2020:

	September 30, 2021:				December 31, 2020:
Balance Sheet Line Item	Claims and Loss Expenses (1)	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss expense reserves	$1,778	$(156)	$(58)	$1,565	$2,060	$(229)	$(72)	$1,759
Subrogation recoverable	87	(2,200)	—	(2,113)	100	(2,256)	—	(2,156)
Totals	$1,865	$(2,355)	$(58)	$(549)	$2,160	$(2,486)	$(72)	$(397)
(1)Includes case basis, incurred but not reported and loss expense reserves for the specialty property and casualty business.

Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Nine Months Ended September 30,	2021	2020
Beginning gross loss and loss expense reserves	$(397)	$(482)
Reinsurance recoverable	33	26
Beginning balance of net loss and loss expense reserves	(430)	(508)
Losses and loss expenses (benefit):
Current year	—	18
Prior years	(73)	198
Total (1) (2)	(73)	216
Loss and loss expenses paid (recovered):
Current year	—	1
Prior years	74	137
Total	74	138
Foreign exchange effect	—	1
Ending net loss and loss expense reserves	(577)	(429)
Reinsurance recoverable (3)	29	36
Ending gross loss and loss expense reserves	$(549)	$(393)
(1)Total losses and loss expenses (benefit) includes $2 and $(14) for the nine months ended September 30, 2021 and 2020, respectively, related to ceded reinsurance.
(2)Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W's) by transaction sponsors within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated R&W's for the nine months ended September 30, 2021 and 2020, was $19 and $(29), respectively.
(3)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $1 and $1 as of September 30, 2021 and 2020, respectively, related to previously presented loss and loss expenses and subrogation.
For 2021, the positive development in prior years was primarily due the RMBS portfolio and favorable development in Public Finance credits, largely Puerto Rico.
For 2020, the adverse development in prior years was primarily a result of deterioration in Public Finance credits, largely Puerto Rico, partially offset by favorable development in the RMBS portfolio.

| Ambac Financial Group, Inc. 18 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at September 30, 2021 and December 31, 2020. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at September 30, 2021 and December 31, 2020,was 1.6% and 1.1%, respectively.

Surveillance Categories as of September 30, 2021
	I	IA	II	III	IV	V	Total
Number of policies	33	15	13	15	132	5	213
Remaining weighted-average contract period (in years) (1)	11	12	14	15	13	7	14
Gross insured contractual payments outstanding:
Principal	$823	$764	$694	$1,349	$2,868	$40	$6,538
Interest	328	800	417	177	1,311	24	3,057
Total	$1,151	$1,564	$1,111	$1,525	$4,178	$64	$9,595
Gross undiscounted claim liability	$4	$13	$56	$550	$1,450	$64	$2,136
Discount, gross claim liability	—	—	(3)	(115)	(194)	(4)	(317)
Gross claim liability before all subrogation and before reinsurance	4	12	53	435	1,255	60	1,819
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,733)	—	(1,733)
Discount, RMBS subrogation	—	—	—	—	2	—	2
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,731)	—	(1,731)
Less:
Gross other subrogation (3)	—	(6)	—	(34)	(599)	(12)	(651)
Discount, other subrogation	—	—	—	2	23	2	27
Discounted other subrogation, before reinsurance	—	(6)	—	(32)	(576)	(10)	(624)
Gross claim liability, net of all subrogation and discounts, before reinsurance	4	7	53	403	(1,052)	50	(537)
Less: Unearned premium revenue	(2)	(7)	(9)	(14)	(25)	(1)	(58)
Plus: Loss expense reserves	1	—	1	5	38	—	46
Gross loss and loss expense reserves	$2	$—	$45	$393	$(1,039)	$49	$(549)
Reinsurance recoverable reported on Balance Sheet (4)	$1	$1	$12	$24	$(9)	$—	$29
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
(4)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $28 related to future loss and loss expenses and $1 related to presented loss and loss expenses and subrogation.
| Ambac Financial Group, Inc. 19 2021 Third Quarter FORM 10-Q |

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
COVID-19:
In March 2020, the outbreak of COVID-19 pandemic, caused by a novel strain of the coronavirus, was recognized as a pandemic by the World Health Organization, and the outbreak is widespread globally, including in the markets in which we operate. The COVID-19 outbreak had, and continues to have, an adverse impact on general economic conditions, including but not limited to higher unemployment; volatility in the capital markets; closure or severe curtailment of the operations and, hence, revenues, of many businesses and public and private enterprises to which we are directly or indirectly exposed, such as hotels, restaurants, sports and entertainment facilities, airports and other transportation facilities, and retail establishments.
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
| Ambac Financial Group, Inc. 20 2021 Third Quarter FORM 10-Q |

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
Puerto Rico:
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,054. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. Each issuing entity has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges or general obligation guarantees. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted on their debt service payments, including payments owed on bonds insured by AAC. AAC will be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to a material increase in permanent losses causing a material adverse impact on our results of operations and financial condition. Our exposure to Puerto Rico is impacted by the amount of monies available for debt service, which is in turn affected by a number of factors including variability in economic growth and demographic trends, tax revenues, changes in law or the effects thereof, essential services expense, federal funding of Commonwealth needs, as well as interpretation of legal documents, legislation, updated financial information (when available), and, overall, outcomes related to the debt restructuring process. In the near-term, the financial and economic outlook for Puerto Rico is dependent upon a still fragile infrastructure, heightening its vulnerability to additional weather events; and the trajectory of recovery from the COVID-19 pandemic. The longer-term recovery of the Commonwealth economy and its essential infrastructure will likely be dependent on, among other factors, the management, usage and efficacy of federal resources.
Also important to Puerto Rico's economic growth, government reform and creditor outcomes is the Commonwealth Fiscal Plan, the most recent of which was certified by the Financial Oversight and Management Board for Puerto Rico ("Oversight Board") on April 23, 2021. The most recent Commonwealth Fiscal Plan purports to incorporate the impact of the federal recovery money stemming from the 2017 hurricanes, 2019-2020 earthquakes, and the COVID-19 pandemic, including ARPA. As with previous fiscal plans, the current certified Commonwealth Fiscal Plan significantly informs the Commonwealth Plan of Adjustment in the Commonwealth's Title III proceeding. However, as was the case with previous versions of the Commonwealth Fiscal Plan, the current version of the Commonwealth Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. As a result, it is difficult to predict the long-term capacity and willingness of the Puerto Rico government and its instrumentalities to pay debt service on bonded debt and how their debt burden and financial flexibility might affect AAC's claims development potential, risk profile and long-term financial strength.
On November 3, 2021, the Oversight Board, as representative of the Commonwealth of Puerto Rico, the Puerto Rico Public Buildings Authority ("PBA"), and the Employees Retirement System of the Government of the Commonwealth of Puerto Rico ("ERS") filed the Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico (“Eighth Amended POA”) that proposes to restructure approximately $35,000 of debt and $50,000 in pension obligations. The Eighth Amended POA, among other things, reflects the settlement in the PRIFA Related Plan Support Agreement (“PRIFA PSA”) that was signed on July 27, 2021, by the Oversight Board, as representative of the Commonwealth of Puerto Rico, AAC, FGIC and other holders of Puerto Rico Infrastructure Financing Authority ("PRIFA") Special Tax Revenues ("Rum Tax") bonds. In July 2021, AAC also joined other existing plan support agreements ("PSAs") covering its remaining unrestructured Puerto Rico exposures, including bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA"), the Convention Center District Authority ("CCDA"), and Puerto Rico Public Buildings Authority ("PBA"), and general obligation ("GO") bonds.
The PRIFA PSA provides consideration for PRIFA bondholders in the form of a combination of cash and a Contingent Value Instrument (the "Rum Tax CVI") that will be deposited into a master trust (the "CVI Master Trust") and into a sub trust (the "PRIFA CVI Sub Trust") within the CVI Master Trust and held for the benefit of PRIFA bondholders (the “PRIFA Trust”). The Rum Tax CVI comprises potential cash payments related to outperformance of general fund rum tax collections relative to the certified 2021 Commonwealth Fiscal Plan's projections. The PRIFA CVI Sub Trust will also be funded with an approximately 27% share of the Clawback CVI (described below), which is tied to potential cash payments related to the outperformance of the Commonwealth's sales and use tax ("SUT") against the certified 2020 Commonwealth Fiscal Plan's projections. The rum tax and SUT outperformance measures are subject to a joint lifetime nominal cap of 75% of the allowed PRIFA claim under the Eighth Amended POA.
The PRHTA/CCDA Related Plan Support Agreement ("PRHTA/CCDA PSA"), dated May 5, 2021, between the Oversight Board, as representative of the Commonwealth of Puerto Rico and PRHTA, Assured Guaranty Corp. and Assured Guaranty Municipal Corp. ("Assured"), National Public Finance Guarantee Corp. ("National"), and certain holders of PRHTA and CCDA bonds, which AAC joined on July 15, 2021, provides consideration for holders of PRHTA and CCDA bonds on account of their claims against the Commonwealth that consists of interests of approximately 69% and 4%, respectively, of a contingent value instrument tied to the outperformance of the SUT against the certified 2020 Commonwealth Fiscal Plan's projections (the "Clawback CVI"). The Clawback CVI
| Ambac Financial Group, Inc. 21 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
outperformance measures are subject to a lifetime nominal cap of 75% of the allowed PRHTA and CCDA claims under the Eighth Amended POA. Under the PRHTA/CCDA PSA, the PRHTA and CCDA creditors would also receive consideration in the form of new PRHTA bonds and cash for PRHTA creditors, and cash for CCDA creditors.
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
Substantial uncertainty still exists with respect to the ultimate outcome for creditors in Puerto Rico, such as AAC, due to, among other matters, whether or not the Eighth Amended POA, the PRIFA Qualifying Modification (the "PRIFA QM"), the CCDA Qualifying Modification (the "CCDA QM") and a prospective PRHTA plan of adjustment (collectively, the “Plans”) ultimately will be confirmed or approved; uncertainty related to the value of the proposed CVI instruments and other consideration to be provided by the debtors as contemplated in the plan support agreements; actual performance of the CVI instruments; the extent to which exposure management strategies, such as commutation and acceleration, that are available in the Plans will be executed; the outcome of related litigation, some of which may not be resolved even if the Plans are confirmed and approved; the timing of the consummation of the Plans, if confirmed and approved; the tax treatment of the consideration provided by or on behalf of the debtors under the Plans, if confirmed and approved; and other factors, including market conditions such as interest rate movements and expected movements over time. There is no assurance that should one or more of these uncertainties negatively develop that it would not have a material adverse impact on Ambac's financial condition and results of operations.
While our reserving scenarios account for a wide range of possible outcomes, reflecting the significant uncertainty regarding future developments and outcomes, given our significant exposure to Puerto Rico and the economic, fiscal, legal and political uncertainties associated therewith, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially having a material adverse effect on our results of operations and financial position, and may be subject to material volatility. Conversely, Ambac’s loss reserves may prove to be overstated, possibly materially, due to favorable developments or results with respect to the factors described in the preceding paragraph.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at September 30, 2021, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $470. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of September 30, 2021, would decrease from $1,121 to $651. However, there can be no assurance that losses may not exceed such amount.
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
Ambac has recorded RMBS R&W subrogation recoveries of $1,731 ($1,705 net of reinsurance) and $1,751 ($1,725 net of reinsurance) at September 30, 2021 and December 31, 2020, respectively.
Our ability to realize R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, including adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries; intervention by OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition. If we were unable to realize R&W subrogation recoveries recorded on Ambac's consolidated balance sheet, our stockholders’ equity as of September 30, 2021, would decrease from $1,121 to $(585). Additionally, failure to realize R&W subrogation recoveries, or the realization of recoveries significantly below those recorded on the balance sheet, may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; AAC not being able to deliver value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC.
Reinsurance Recoverables, Including Credit Impairments:
| Ambac Financial Group, Inc. 22 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Amounts recoverable from reinsurers are estimated in a manner consistent with the associated loss and loss expense reserves. The Company reports its reinsurance recoverables net of an allowance for amounts that are estimated to be uncollectible. The allowance is based upon Ambac's ongoing review of amounts outstanding, changes in reinsurer credit standing, the value of any pledged collateral, disputes and other relevant factors. The Company evaluates and monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
The key indicators management uses to assess the credit quality of reinsurance recoverables are collateral posted by the reinsurers and independent rating agency credit ratings. The evaluation begins with a comparison of the fair value of collateral posted by the reinsurer to the recoverable, net of ceded premiums payable. Any shortfall of collateral posted is evaluated against the credit rating of the reinsurer to determine whether an allowance is considered necessary. Ambac has uncollateralized credit exposure of $2 and $1 and has recorded an allowance for credit losses of $— and $— at September 30, 2021 and December 31, 2020
7. INTANGIBLE ASSETS
Insurance intangible asset:
The insurance intangible asset and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	September 30, 2021	December 31, 2020
Gross carrying value of insurance intangible asset	$1,277	$1,281
Accumulated amortization of insurance intangible asset	947	908
Net insurance intangible asset	$330	373
Other Intangible Assets:
In connection with the acquisition of Xchange the fair value of identifiable intangible assets were recorded. The majority of these intangible assets relate to existing relationships Xchange maintained with a variety of brokers and distributors across its product lines. The gross carrying value of the identifiable intangibles, accumulated amortization and net identifiable intangibles is $36, $2 and $34, respectively at September 30, 2021 and $36, $— and $36, respectively at December 31, 2020.
Amortization Expense:
Amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Insurance amortization expense	$10	$14	$42	$41
Other amortization expense	1	—	2	—
Total	$11	$14	$44	$41
The estimated future amortization expense for intangible assets is as follows:

Amortization expense	Insurance Intangible Asset (1) (2)	Other Intangible Assets (2)	Total
2021 (Three months)	$9	$1	$10
2022	34	3	36
2023	31	3	33
2024	28	3	31
2025	25	3	28
Thereafter	203	22	226
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
| Ambac Financial Group, Inc. 23 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
8. FAIR VALUE MEASUREMENTS
The Fair Value Measurement Topic of the ASC establishes a framework for measuring fair value and disclosures about fair value measurements.
Fair Value Hierarchy:
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy has three broad levels as follows:

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
The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The Investments — Equity Securities Topic of the ASC permits the measurement of certain equity securities without a readily determinable fair value at cost, less impairment, and adjusted to fair value when observable price changes in identical or similar investments from the same issuer occur (the "measurement alternative"). The fair values of investments measured under this measurement alternative are not included in the below disclosures of fair value of financial instruments. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2021 and December 31, 2020, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 24 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
September 30, 2021:			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$352	$352	$—	$352	$—
Corporate obligations	659	659	3	644	13
Foreign obligations	87	87	87	—	—
U.S. government obligations	40	40	40	—	—
Residential mortgage-backed securities	247	247	—	247	—
Collateralized debt obligations	116	116	—	116	—
Other asset-backed securities	298	298	—	219	78
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	15	15	—	—
Short-term	105	105	105	—	—
Short term investments	368	368	299	68	—
Other investments (1)	663	656	115	—	—
Cash, cash equivalents and restricted cash	20	20	20	—	—
Derivative assets:
Interest rate swaps—asset position	78	78	—	5	72
Other assets - equity in sponsored VIE	—	—	—	—	—
Other assets-Loans	3	3	—	—	3
Variable interest entity assets:
Fixed maturity securities: Corporate obligations	3,184	3,184	—	—	3,184
Fixed maturity securities: Municipal obligations	133	133	—	133	—
Restricted cash	2	2	2	—	—
Loans	2,784	2,784	—	—	2,784
Derivative assets: Currency swaps-asset position	40	40	—	40	—
Total financial assets	$9,192	$9,185	$685	$1,824	$6,135
Financial liabilities:
Long term debt, including accrued interest	$2,770	$2,627	$—	$2,604	$23
Derivative liabilities:
Interest rate swaps—liability position	94	94	—	94	—
Liabilities for net financial guarantees written (2)	(873)	8	—	—	8
Variable interest entity liabilities:
Long-term debt (includes $4,097 at fair value)	4,255	4,292	—	4,126	165
Derivative liabilities: Interest rate swaps—liability position	1,830	1,830	—	1,830	—
Total financial liabilities	$8,077	$8,851	$—	$8,654	$197
| Ambac Financial Group, Inc. 25 2021 Third Quarter FORM 10-Q |

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
(1)Excluded from the fair value measurement categories in the table above are investment funds of $541 and $453 as of September 30, 2021 and December 31, 2020, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value measurements in the table above are equity securities with a carrying value of $8 and $— as of September 30, 2021 and December 31, 2020, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
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
| Ambac Financial Group, Inc. 26 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed maturity securities, equity interests in pooled investment funds, derivative instruments and certain variable interest entity assets and liabilities. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However, many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
Fixed Maturity Securities:
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2021, approximately 5%, 92% and 3% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2020, approximately 2%, 95% and 3% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $78 and $78 at September 30, 2021 and December 31, 2020, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at September 30, 2021 and December 31, 2020 include the following:

September 30, 2021:
a. Coupon rate:	5.98%
b. Average Life:	14.31 years
c. Yield:	10.25%

December 31, 2020:
a. Coupon rate:	5.97%
b. Average Life:	14.83 years
c. Yield:	10.50%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $13 at September 30, 2021. Fair value was calculated by discounting cash flows to average maturity of 3 years, at a yield of 6.00% which is consistent with the security type and rating.
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
| Ambac Financial Group, Inc. 27 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
AAC completed the Corolla Note Exchange transaction whereby it acquired 100% of the outstanding obligations and the owner trust certificate of, and subsequently dissolved, the Corolla Trust.
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps, credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact reduced the fair value of derivative liabilities by less than a million dollars at both September 30, 2021 and December 31, 2020, respectively
Interest rate swaps that are not centrally cleared are valued using vendor-developed models that incorporate interest rates and yield curves that are observable and regularly quoted. These models provide the net present value of the derivatives based on contractual terms and observable market data. Generally, the need for counterparty (or Ambac) CVAs on interest rate derivatives is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Certain of these derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our determination of their fair value.
Ambac's credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and remaining life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only one remaining credit derivative with an internal credit rating of AA at September 30, 2021. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.

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
Long-term Debt:
Long-term debt includes AAC surplus notes and junior surplus notes (cancelled in January 2021 as part of the Corolla Note Exchange as described in Note 1. Background and Business Description), the Sitka AAC Note, the LSNI Ambac Note (fully redeemed on July 6, 2021 as described in Note 1. Background and Business Description), Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions and the Ambac UK debt issued in connection with the Ballantyne commutation. The fair values of surplus notes, Sitka AAC Note, LSNI Ambac Note and Tier 2 Notes are classified as Level 2. The fair value of junior surplus notes and Ambac UK debt are classified as Level 3.
Other Financial Assets and Liabilities:
Included in Other assets are Loans and Ambac’s equity interest in an Ambac sponsored VIE established to provide certain financial guarantee clients with funding for their debt obligations. The fair values of these financial assets are estimated based upon internal valuation models and are classified as Level 3.

| Ambac Financial Group, Inc. 28 2021 Third Quarter FORM 10-Q |

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

The fair value of FG VIE fixed maturity securities and loan assets are generally based on Level 2 market price quotes received from independent market sources when available. Typically, FG VIE asset fair values are not readily available from market quotes and are estimated internally. Internal valuation of each FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 2.8% and 2.4% at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the range of these discount rates was between 2.3% and 3.6%.
| Ambac Financial Group, Inc. 29 2021 Third Quarter FORM 10-Q |

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
	Investments(1)	Other Assets(2)	Derivatives	Investments	Loans	Total
Three Months Ended September 30, 2021:
Balance, beginning of period	$80	$—	$74	$3,175	$2,943	$6,273
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	—	85	(10)	76
Included in other comprehensive income	(2)	—	—	(77)	(67)	(146)
Purchases	13	—	—	—	—	13
Settlements	—	—	(2)	—	(81)	(83)
Balance, end of period	$91	$—	$72	$3,184	$2,784	$6,132
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$85	$(10)	$75
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(2)	$—	$—	$(77)	$(67)	$(146)

Three Months Ended September 30, 2020:
Balance, beginning of period	$66	$2	$86	$2,907	$2,787	$5,848
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	1	1	(43)	(40)
Included in other comprehensive income	9	—	—	121	116	246
Purchases	—	—	—	—	—	—
Settlements	—	—	(2)	—	(78)	(80)
Balance, end of period	$75	$2	$85	$3,029	$2,783	$5,974
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$1	$1	$(43)	$(41)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$9	$—	$—	$121	$116	$246
(1)     Investments classified as Level 3 consist of a single other asset-backed security.
(2)    Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE.
| Ambac Financial Group, Inc. 30 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets
	Investments	Other Assets	Derivatives	Investments	Loans	Total
Nine Months Ended September 30, 2021:
Balance, beginning of period	$78	$1	$84	$3,215	$2,998	$6,376
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	(6)	35	65	94
Included in other comprehensive income	1	—	—	(46)	(38)	(83)
Purchases	13	—	—	—	—	13
Settlements	(1)	(1)	(6)	(19)	(241)	(269)
Balance, end of period	$91	$—	$72	$3,184	$2,784	$6,132
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$—	$(6)	$35	$65	$94
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$—	$—	$(46)	$(38)	$(83)

Nine Months Ended September 30, 2020:
Balance, beginning of period	$72	$3	$66	$2,957	$3,108	$6,207
Total gains/(losses) realized and unrealized:
Included in earnings	1	(1)	24	160	(22)	161
Included in other comprehensive income	3	—	—	(71)	(85)	(152)
Purchases	—	—	—	—	—	—
Settlements	(1)	—	(5)	(17)	(219)	(242)
Balance, end of period	$75	$2	$85	$3,029	$2,783	$5,974
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1)	$23	$160	$(22)	$160
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$3	$—	$—	$(71)	$(85)	(152)
The table below provides roll-forward information by class of derivatives measured using significant unobservable inputs.

Level 3 - Derivatives by Class
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$75	$—	$74	$87	$(1)	$86
Total gains/(losses) realized and unrealized:
Included in earnings	(1)	—	—	1	—	1
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Settlements	(2)	—	(2)	(2)	—	(2)
Balance, end of period	$72	$—	$72	$86	$(1)	$85
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(1)	$—	$—	$1	$—	$1
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—
| Ambac Financial Group, Inc. 31 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level 3 - Derivatives by Class
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$85	$—	$84	$67	$—	$66
Total gains/(losses) realized and unrealized:
Included in earnings	(7)	—	(6)	24	(1)	24
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Settlements	(6)	—	(6)	(5)	—	(5)
Balance, end of period	$72	$—	$72	$86	$(1)	$85
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(7)	$—	$(6)	$24	$(1)	$23
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Three Months Ended September 30, 2021:
Total gains (losses) included in earnings for the period	$—	$—	$76	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	—	76	—

Three Months Ended September 30, 2020:
Total gains (losses) included in earnings for the period	$—	$1	$(41)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	1	(41)	—

Nine Months Ended September 30, 2021:
Total gains or losses included in earnings for the period	$1	$(6)	$100	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	(6)	100	—

Nine Months Ended September 30, 2020:
Total gains or losses included in earnings for the period	1	24	137	(1)
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	23	137	(1)

| Ambac Financial Group, Inc. 32 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
9. INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed maturity securities classified as available-for-sale and interests in pooled investment funds, which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds in the form of common stock or in-substance common stock are classified as trading securities, while limited partner interests in such funds are reported using the equity method. Other investments also included equity interests held by AFG, including the equity Certificates in Corolla Trust, an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014. As further described in Note 1. Background and Business
Description, on January 22, 2021, AAC completed the Corolla Note Exchange transaction whereby it acquired 100% of the outstanding obligations and the Certificates of, and subsequently dissolved, the Corolla Trust. Disclosures in this Note for the periods ended September 30, 2021 and December 31, 2020, are in accordance with the new CECL standard adopted January 1, 2020, which is more fully described in Note 2, Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020,

| Ambac Financial Group, Inc. 33 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2021 and December 31, 2020, were as follows:

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021:
Fixed maturity securities:
Municipal obligations	$323	$—	$29	$1	$352
Corporate obligations	650	—	15	6	659
Foreign obligations	88	—	—	2	87
U.S. government obligations	39	—	1	1	40
Residential mortgage-backed securities	185	—	62	—	247
Collateralized debt obligations	116	—	—	—	116
Other asset-backed securities (2)	258	—	40	—	298
	1,660	—	147	9	1,797
Short-term	368	—	—	—	368
	2,027	—	147	9	2,165
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	105	—	—	—	105
	120	—	—	—	120
Total available-for-sale investments	$2,147	$—	$147	$9	$2,285

December 31, 2020:
Fixed maturity securities:
Municipal obligations	$321	$—	$37	$—	$358
Corporate obligations (1)	1,059	—	24	6	1,077
Foreign obligations	97	—	1	—	98
U.S. government obligations	105	—	2	1	106
Residential mortgage-backed securities	256	—	46	—	302
Collateralized debt obligations	74	—	—	—	74
Other asset-backed securities (2)	263	—	40	—	303
	2,175	—	149	8	2,317
Short-term	492	—	—	—	492
	2,667	—	149	8	2,809
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	125	—	—	—	125
	140	—	—	—	140
Total available-for-sale investments	$2,807	$—	$149	$8	$2,949
(1)Includes Ambac's holdings of the LSNI Secured Notes issued in connection with the Rehabilitation Exit Transactions.
(2)Consists primarily of Ambac's holdings of military housing and student loan securities.
| Ambac Financial Group, Inc. 34 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2021, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$537	$537
Due after one year through five years	479	485
Due after five years through ten years	400	409
Due after ten years	173	193
	1,589	1,625
Residential mortgage-backed securities	185	247
Collateralized debt obligations	116	116
Other asset-backed securities	258	298
Total	$2,147	$2,285
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at September 30, 2021 and December 31, 2020, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2021:
Fixed maturity securities:
Municipal obligations	$42	$1	$2	$—	$43	$1
Corporate obligations	243	5	12	—	256	6
Foreign obligations	78	2	—	—	78	2
U.S. government obligations	19	1	—	—	19	1
Residential mortgage-backed securities	—	—	2	—	2	—
Collateralized debt obligations	18	—	3	—	21	—
Other asset-backed securities	—	—	—	—	—	—
	401	8	19	—	419	9
Short-term	77	—	7	—	84	—
Total securities	$477	$9	$25	$—	$503	$9

December 31, 2020:
Fixed maturity securities:
Municipal obligations	$25	$—	$6	$—	$31	$—
Corporate obligations	543	6	—	—	543	6
Foreign obligations	3	—	—	—	3	—
U.S. government obligations	17	1	—	—	17	1
Residential mortgage-backed securities	14	—	—	—	14	—
Collateralized debt obligations	27	—	15	—	42	—
Other asset-backed securities	—	—	4	—	4	—
	629	7	25	—	654	8
Short-term	187	—	—	—	187	—
Total securities	$816	$7	$25	$—	$841	$8

| Ambac Financial Group, Inc. 35 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Management has determined that the securities in the above table do not have credit impairment as of September 30, 2021 and December 31, 2020, based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of September 30, 2021, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
Realized Gains and Losses including Impairments:
The following table details amounts included in net realized gains (losses) and impairments included in earnings for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross realized gains on securities	$1	$5	$9	$32
Gross realized losses on securities	—	(1)	(2)	(12)
Foreign exchange (losses) gains	3	(2)	(3)	—
Credit impairments	—	—	—	—
Intent / requirement to sell impairments	—	—	—	—
Net realized gains (losses)	$3	$2	$4	$20
Ambac had zero allowance for credit losses at September 30, 2021 and 2020.
Ambac did not purchase any financial assets with credit deterioration for the three and nine months ended September 30, 2021 and 2020.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $120 and $140 at September 30, 2021 and December 31, 2020, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed maturity securities pledged as collateral, at fair value” and "Short-term investments pledged as collateral, at fair value." Refer to Note 10. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $9 and $8 at September 30, 2021 and December 31, 2020, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 and $1 at September 30, 2021 and December 31, 2020, were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $0 and $178 at September 30, 2021 and December 31, 2020, respectively, were pledged as collateral and as sources of funding to repay the LSNI Ambac Note. AAC also pledged for the benefit of the holders of LSNI Secured Notes (other than AAC) the proceeds of interest payments and partial redemptions of the LSNI Secured Notes held by AAC. The amount of such proceeds held by AAC was $0 and $9 at September 30, 2021 and December 31, 2020, respectively, and is included in Restricted cash on the Consolidated Balance Sheet. As further described in Note 1. Background and Business Description, on July 6, 2021, the LSNI Secured Notes were fully redeemed.
Securities with a fair value of $655 at September 30, 2021 were held by Ambac UK, the capital stock of which was pledged as collateral on the Sitka AAC Note. Refer to Note 11. Long-term Debt for further information about the Sitka AAC Note.
Guaranteed Securities:
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at September 30, 2021 and December 31, 2020, respectively:

| Ambac Financial Group, Inc. 36 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Municipal Obligations	Corporate Obligations (2)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
September 30, 2021:
Ambac Assurance Corporation	$317	$—	$466	$783	B
National Public Finance Guarantee Corporation	2	—	—	2	BBB-
Assured Guaranty Municipal Corporation	1	—	—	1	A-
Total	$320	$—	$466	$785	B

December 31, 2020:
Ambac Assurance Corporation	$320	$465	$481	$1,266	CCC+
National Public Finance Guarantee Corporation	6	—	—	6	BBB-
Assured Guaranty Municipal Corporation	1	—	—	1	C
Total	$327	$465	$481	$1,273	CCC+
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
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $90 to private credit and private equity funds at September 30, 2021.

	Fair Value
Class of Funds	September 30, 2021	December 31, 2020	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$28	$16	quarterly	10 business days
Hedge funds (2)	213	196	quarterly or semi-annually	90 days
High yields and leveraged loans (3) (10)	77	78	daily	0 - 30 days
Private credit (4)	75	65	quarterly if permitted	180 days if permitted
Insurance-linked investments (5)	3	3	see footnote (5)	see footnote (5)
Equity market investments (6) (10)	93	73	daily or quarterly	0 - 90 days
Investment grade floating rate income (7)	106	73	weekly	0 days
Private equity (8)	23	13	quarterly if permitted	90 days if permitted
Emerging markets debt (9) (10)	38	25	daily	0 days
Total equity investments in pooled funds	$656	$543

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
(10)These categories include fair value amounts totaling $115 and $89 at September 30, 2021 and December 31, 2020, respectively, that are readily determinable and are priced through pricing vendors, including for High yield and leveraged loans products: $0 and $3; for Equity market investments: $77 and $60; and for Emerging markets debt $38 and $25.

| Ambac Financial Group, Inc. 37 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Ambac held preferred equity investments with a carrying value of $8 and $— as of September 30, 2021 and December 31, 2020, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments or adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the periods presented.
Ambac held direct equity interests as of December 31, 2020, including in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which was accounted for under the equity method.

Investment Income (Loss):
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturity securities	$16	$24	$63	$79
Short-term investments	—	1	—	4
Investment expense	(1)	(1)	(4)	(4)
Securities available-for-sale and short-term	15	24	59	80
Other investments	6	14	53	(11)
Total net investment income (loss)	$21	$37	$112	$69
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities, including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$—	$3	$16	$(12)
Less: net gains (losses) recognized during the reporting period on equity securities sold during the period	—	—	2	(19)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(1)	$3	$14	$7
| Ambac Financial Group, Inc. 38 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

10. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
September 30, 2021:
Derivative Assets:
Interest rate swaps	$78	$—	$78	$—	$78
Total non-VIE derivative assets	$78	$—	$78	$—	$78
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	94	—	93	93	1
Total non-VIE derivative liabilities	$94	$—	$94	$93	$1
Variable Interest Entities Derivative Assets:
Currency swaps	$40	$—	$40	$—	$40
Total VIE derivative assets	$40	$—	$40	$—	$40
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,830	$—	$1,830	$—	$1,830
Total VIE derivative liabilities	$1,830	$—	$1,830	$—	$1,830

December 31, 2020:
Derivative Assets:
Interest rate swaps	$93	$—	$93	$—	$93
Total non-VIE derivative assets	$93	$—	$93	$—	$93
Derivative Liabilities:
Interest rate swaps	114	—	114	113	1
Total non-VIE derivative liabilities	$114	$—	$114	$113	$1
Variable Interest Entities Derivative Assets:
Currency swaps	$41	$—	$41	$—	$41
Total VIE derivative assets	$41	$—	$41	$—	$41
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,835	$—	$1,835	$—	$1,835
Total VIE derivative liabilities	$1,835	$—	$1,835	$—	$1,835
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $9 and $1 as of September 30, 2021 and December 31, 2020, respectively. There were no amounts held representing an obligation to return cash collateral as of September 30, 2021 and December 31, 2020.
| Ambac Financial Group, Inc. 39 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$—	$—	$—	$(1)
Interest rate swaps	Net gains (losses) on derivative contracts	4	7	14	(20)
Futures contracts	Net gains (losses) on derivative contracts	1	—	5	(41)
Total Non-VIE derivatives		$5	$7	19	(61)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$5	$(10)	3	7
Interest rate swaps	Income (loss) on variable interest entities	(88)	(4)	(50)	(177)
Total Variable Interest Entities		(82)	(14)	(47)	(170)
Total derivative contracts		$(77)	$(7)	$(29)	$(231)

Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by AAC. The outstanding credit derivative transaction at September 30, 2021, does not include ratings-based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The principal notional outstanding for credit derivative contracts was $244 and $257 as of September 30, 2021 and December 31, 2020, respectively, all of which had internal Ambac ratings of AA in both periods.
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps, US Treasury futures contracts and other derivatives, to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of September 30, 2021 and December 31, 2020, the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	September 30, 2021	December 31, 2020
Interest rate swaps—pay-fixed/receive-variable	$1,253	$726
US Treasury futures contracts—short	470	240
Interest rate swaps—receive-fixed/pay-variable	186	195

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of September 30, 2021 and December 31, 2020, were as follows:

	Notional
Type of VIE Derivative	September 30, 2021	December 31, 2020
Interest rate swaps—receive-fixed/pay-variable	$1,216	$1,233
Interest rate swaps—pay-fixed/receive-variable	1,083	1,151
Currency swaps	279	308

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
| Ambac Financial Group, Inc. 40 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
As of September 30, 2021 and December 31, 2020, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $93 and $113, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $110 and $130, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on September 30, 2021, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

11. LONG-TERM DEBT
Long-term debt outstanding, excluding VIE long-term debt, was as follows:

	September 30, 2021			December 31, 2020
	Par Value	Unamortized Discount	Carrying Value	Par Value	Unamortized Discount	Carrying Value
Ambac Assurance:
5.1% Surplus Notes	$780	$(58)	$722	$531	$—	$531
5.1% Junior Surplus Notes	—	—	—	365	(118)	247
LSNI Ambac Note	—	—	—	1,641	—	1,641
Sitka AAC Note	1,175	(23)	1,152	—	—	—
Tier 2 Notes	326	—	326	306	—	306
Ambac UK Debt	41	(26)	14	41	(27)	14
Long-Term Debt	$2,322	$(107)	$2,215	$2,884	$(145)	$2,739

Aggregated annual maturities of non-VIE long-term debt obligations (based on scheduled maturity dates as further discussed below) are as follows:

2022	$780	(1)
2023	—
2024	—
2025	—
2026	1,175
Thereafter	366
Total	$2,322
(1)    Surplus Notes issued had a scheduled maturity date of June 7, 2020. OCI declined the request of Ambac Assurance to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2020, and June 7, 2021. As a result, the payment date for principal of the surplus notes shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment at 5.1% per annum. Included in the table above is the potential payment at the next scheduled payment date of June 7, 2022.
The following description provides an update of Note 13. Long-term Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
Surplus Notes
Ambac Assurance's Surplus Notes, with a par amount of $780 and $531 at September 30, 2021 and December 31, 2020, respectively, had a scheduled maturity of June 7, 2020. During the nine months ended September 30, 2021, in connection with the 2021 Surplus Note Exchanges and other transactions, Surplus Notes with aggregate par amount of $249 were re-issued, and all Junior Surplus Notes were acquired and extinguished. The discount on Surplus Notes issued prior to 2021 was accreted into income using the effective interest method based on projected cash flows at the date of issuance through June 7, 2020, using a weighted average imputed interest rate of 10.1%. The discount on Surplus Notes issued during the nine months ended September 30, 2021, is being accreted into income using the effective interest method at a weighted average imputed interest rate of 8.9%
Refer to Note 1. Background and Business Description for further discussion of the 2021 Surplus Note Exchanges.
Sitka AAC Note
The Sitka AAC Note, issued in connection with the Secured Note Refinancing on July 6, 2021, as more fully described in Note 1. Background and Business Description, has a par value of $1,175 at September 30, 2021, and a legal maturity of July 6, 2026. The proceeds from this offering were used to fund a portion of the full redemption of the secured note issued by Ambac Assurance (the "LSNI Ambac Note"). The remaining balance of the LSNI Ambac Note was redeemed utilizing other available temporary sources of liquidity.
Interest on the Sitka AAC Note is payable quarterly (on the last day of each quarter beginning with September 30, 2021) at an annual rate of 3-month U.S. Dollar LIBOR + 4.50%, subject to a 0.75% LIBOR floor. The discount on Sitka AAC Note is being accreted into income using the effective interest method based on an imputed interest rate of 5.7%.
The Sitka AAC Note is redeemable prior to July 6, 2022, at a price of 100% of the principal amount plus a make-whole
| Ambac Financial Group, Inc. 41 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
premium and accrued and unpaid interest. The make-whole premium represents the excess of the present value of 103% of the principal amount plus all required scheduled interest payments through July 6, 2022 (excluding accrued and unpaid interest to the redemption date), over the principal amount to be redeemed. On and after July 6, 2022, and prior to July 6, 2023, the notes are redeemable at a price equal to 103% of the principal amount plus accrued and unpaid interest. On and after July 6, 2023, the notes are redeemable at 100% of the principal amount plus accrued and unpaid interest.
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
Upon receipt of any representation and warranty subrogation proceeds or proceeds of the sale or disposition of Ambac UK, Ambac Assurance shall apply an amount equal to the lesser of (a) the amount of such representation and warranty subrogation recoveries up to $1,400 or proceeds of the sale or disposition of Ambac UK, as the case may be, and (b) all outstanding principal, premium, if any, and accrued and unpaid interest on the Sitka AAC Note to redeem the Sitka AAC Note, in whole or in part, as applicable; provided, that any non-cash representation and warranty recoveries shall be deemed to be received upon the receipt of the applicable appraisal.

12. INCOME TAXES
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S.	$8	$(106)	$(2)	$(412)
Foreign	11	(2)	23	(15)
Total	$19	$(108)	$21	$(427)
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current taxes
U. S. federal	$—	$—	$—	$—
U.S. state and local	—	—	1	—
Foreign	2	(1)	7	—
Total Current taxes	2	(1)	9	1
Deferred taxes
Foreign	—	1	6	(5)
Total Deferred taxes	—	1	6	(5)
Provision for income taxes	$2	$—	$15	$(5)
In the nine months ending September 30, 2021, $6 of deferred tax expense was recorded for enactment of an increase in UK tax rates from 19% to 25%, effective April 1, 2023, on Ambac's UK deferred tax liability.

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
Litigation Against Ambac
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017). Plaintiffs, the corporate developers of various military housing projects, filed a second amended complaint on December 17, 2018, against AAC, a former employee of AAC, and certain unaffiliated persons and entities, asserting claims for (i) violation of 18 U.S.C §§ 1962(c) and 1962(d) (civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspiracy to commit civil RICO), (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) fraudulent misrepresentation, (v) fraudulent concealment and (vi) conspiracy to commit fraud. On September
| Ambac Financial Group, Inc. 42 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
26, 2019, the court issued a decision denying a motion to dismiss filed by defendants and sua sponte reconsidering its previous denial of defendants’ motion to transfer venue to the Southern District of New York (“SDNY”). On October 10, 2019, after the case was transferred to the SDNY, the defendants filed motions in the SDNY to vacate or reconsider the decision by the Northern District of California on the defendants’ motion to dismiss. On March 31, 2021, the court granted defendants’ motions for reconsideration and, upon reconsideration, dismissed the claims against AAC and its former employee for breach of fiduciary duty and for aiding and abetting breach of AAC’s or its former employee’s fiduciary duty; dismissed two plaintiffs’ RICO claims against AAC and its former employee; and in all other respects denied defendants’ motions. Defendants served answers to the second amended complaint on April 21, 2021, asserting several affirmative defenses, including a defense for unclean hands focused on the plaintiffs’ failure to maintain the project properties and falsification of maintenance records. On May 24, 2021, plaintiffs moved to strike defendants’ unclean hands defenses. On September 14, 2021, Magistrate Judge Sarah L. Cave, to whom plaintiffs’ motion to strike was referred for a Report and Recommendation, issued an opinion and order denying plaintiffs’ motion.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the team of mediators designated in the Commonwealth’s restructuring cases (the “Mediation Team“), on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the PRIFA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Oral argument on the Oversight Board’s motion for summary judgment was held on September 23, 2020. On January 20, 2021, the District Court granted defendants’ request for deferral of the adjudication of the summary judgment motion until defendants have the opportunity to conduct certain discovery. On May 5, 2021, monoline defendants Assured Guaranty Corporation, Assured Guaranty Municipal Corporation, and National Public Finance Guarantee Corporation (“Assured and National”) announced an agreement with the Oversight Board with respect to the treatment of bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA") and the Puerto Rico Convention Center District Authority (“PRCCDA”) (the “PRHTA/PRCCDA Settlement”). On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and Financial Guaranty Insurance Company (“FGIC”) objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. Discovery was deemed concluded on June 11, 2021. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the treatment of bonds issued by the Puerto Rico Infrastructure Financing Authority ("PRIFA") (the “PRIFA Settlement”), and as a result of that settlement, also joined the PRHTA/PRCCDA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRIFA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the settlement related to general obligation and PBA bonds (“GO/PBA Settlement”). On August 3, 2021, the District Court ordered that this case be stayed.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by PRCCDA and the PRCCDA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Oral argument on the Oversight Board’s motion for summary judgment was held on September 23, 2020. On January 20, 2021, the District Court granted defendants’ request for deferral of the adjudication of the summary judgment motion until defendants have the opportunity to conduct certain discovery. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. Discovery was deemed concluded on June 11, 2021. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. Oral argument on the Oversight Board’s motion for summary judgment was held on September 23, 2020. On January 20, 2021, the District Court granted defendants’ request for deferral of the adjudication of the summary judgment motion
| Ambac Financial Group, Inc. 43 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
until defendants have the opportunity to conduct certain discovery. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRHTA fiscal agent jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed.
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
AmeriNational Community Services, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, District of Puerto Rico, No. 21-ap-00068, filed June 26, 2021). On June 26, 2021, AmeriNational Community Services, LLC, and Cantor-Katz Collateral Monitor LLC, as servicer and collateral monitor (respectively) for the GDB Debt Recovery Authority (the “DRA”), filed an adversary proceeding against AAC and other monoline insurers of PRHTA bonds, holders of, PRHTA bonds, and the PRHTA bond trustee. The complaint sought declaratory judgments regarding the DRA’s rights with respect to certain revenues pledged as collateral for PRHTA bonds, and asserted that the DRA is the only party with a right to collect from and a security interest in certain such revenues. On
August 26, 2021, the monoline insurers filed their motion to dismiss the DRA parties’ complaint, as well as their answer and counterclaims. On October 19, 2021, the DRA parties filed a motion to dismiss the monolines’ counterclaims. On October 29, 2021, the District Court entered an order granting the monolines’ motion to dismiss all counts in the DRA parties’ complaint. On November 2, 2021, the monolines voluntarily withdrew their counterclaims without prejudice. On November 4, 2021, the District Court entered an amended judgment closing the adversary proceeding. On November 5, 2021, the Oversight Board filed a motion notifying the court of its settlement with the DRA parties. The stipulation attached to the motion provides, among other things, that the DRA parties will withdraw and/or dismiss their complaint in the adversary proceeding, will not take any appeals of the court’s order dismissing their complaint, and will support the Eighth Amended Plan, the CCDA Title VI Qualifying Memorandum, and the forthcoming HTA Plan of Adjustment.
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
| Ambac Financial Group, Inc. 44 2021 Third Quarter FORM 10-Q |

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
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, AAC filed a motion seeking an order that the automatic stay does not apply to certain lawsuits AAC seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of AAC's collateral. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First Circuit. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRIFA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Assured Guaranty Corp., Assured Municipal Corp., National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First
| Ambac Financial Group, Inc. 45 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Circuit. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRHTA fiscal agent jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16, 2020) (“PRCCDA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the PRCCDA bond trustee, filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds, but found that the movants had stated a colorable claim that a certain account was the “Transfer Account” on which movants hold a lien. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds, and found that a final determination on issues related to the identity of the Transfer Account would be made in the decision on the motions for summary judgment issued in the PRCCDA-related adversary proceeding, No. 20-ap-00004. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed.
Ambac Assurance Corporation v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Oriental Financial Services LLC; Popular Securities LLC; Raymond James & Associates, Inc., RBC Capital Markets LLC; Samuel A. Ramirez & Co. Inc., Santander Securities LLC; UBS Financial Services Inc.; and UBS Securities LLC (Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, Case No. SJ-2020-CV-01505, filed February 19, 2020). On February 19, 2020, AAC filed a complaint in the Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, against certain underwriters of Ambac-insured bonds issued by PRIFA and PRCCDA, with causes of action under the Puerto Rico civil law doctrines of actos propios and Unilateral Declaration of Will. AAC alleges defendants engaged in inequitable conduct in underwriting Ambac-insured bonds issued by PRIFA and PRCCDA, including failing to investigate and adequately disclose material information in the official statements for the bonds that defendants provided to AAC regarding systemic deficiencies in the Commonwealth’s financial reporting. AAC seeks damages in compensation for claims paid by AAC on its financial guaranty insurance policies insuring such bonds, pre-judgment and post-judgment interest, and attorneys’ fees. On March 20, 2020, defendants removed this case to the Title III Court. On April 20, 2020, AAC moved to remand the case back to the Court of First Instance. On July 29, 2020, the District Court granted AAC’s motion to remand the case to the Commonwealth court. AAC filed an amended complaint in the Commonwealth court on October 28, 2020. In the Amended Complaint, AAC added claims on bonds issued by the Commonwealth, PBA and PRHTA and added defendants that had underwritten these bonds. Defendants filed motions to dismiss on December 8 and 14, 2020. On July 30, 2021, the Commonwealth court granted defendants’ motions to dismiss. AAC filed its appeal of the dismissal in the Commonwealth Court of Appeals on September 16, 2021.
Ambac Assurance Corporation v. Autopistas Metropolitanas de Puerto Rico, LLC (United States District Court, District of Puerto Rico, No. 3:20-cv-01094, filed February 19, 2020). On February 19, 2020, AAC filed a complaint in the U.S. District Court for the District of Puerto Rico, against Autopistas Metropolitanas de Puerto Rico, LLC (“Metropistas”), which holds a concession from PRHTA for two Puerto Rico highways, PR-5 and PR-22, in connection with a 10-year extension of the concession that was entered into in April 2016. The complaint includes claims for fraudulent conveyance and unjust enrichment, alleging that the consideration paid by Metropistas for the extension was less than reasonably equivalent value and most of the benefit of such payment was received by the Commonwealth instead of PRHTA. AAC also seeks a declaratory judgment that it has a valid and continuing lien on certain toll revenues that are being collected by Metropistas. On June 16, 2020, the Title III Court ordered AAC to withdraw its complaint. AAC withdrew its complaint on June
| Ambac Financial Group, Inc. 46 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
23, 2020, and noticed an appeal from the Title III Court’s order to withdraw on June 30, 2020. AAC’s opening appeal brief was filed before the First Circuit on October 19, 2020; briefing was completed on February 12, 2021 and oral argument was held on March 8, 2021. On August 2, 2021, the Oversight Board, AAC, and Metropistas jointly moved to stay this appeal as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 4, 2021, the First Circuit ordered that this appeal be stayed.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Urgent Motion for Bridge Order, and Motion for Appointment as Trustees Under 11 U.S.C. § 926, of Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, and National Public Finance Guarantee Corporation (Dkt. No. 13708, filed July 17, 2020) (“PRHTA Trustee Motion”). On July 17, 2020, AAC, together with Assured Guaranty Corporation, Assured Guaranty Municipal Corporation, and Financial Guaranty Insurance Company, filed a motion seeking appointment as trustees under Section 926 of the Bankruptcy Code to pursue certain avoidance actions on behalf of PRHTA against the Commonwealth of Puerto Rico. The PRHTA Trustee Motion attached a proposed complaint detailing the avoidance claims that movants would pursue. On August 11, 2020, the District Court denied the PRHTA Trustee Motion; on August 24, 2020, movants noticed an appeal of the denial of the PRHTA Trustee Motion to the First Circuit. Movants’ opening brief before the First Circuit was filed on February 17, 2021. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay the PRHTA Trustee Motion before the District Court with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered the PRHTA Trustee Motion stayed at the District Court with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. Briefing at the First Circuit concluded on June 4, 2021. On July 29, 2021, AAC, FGIC, Assured, and National jointly moved to dismiss the appeal at the First Circuit as a result of the PRHTA/PRCCDA Settlement and the PRIFA Settlement. On July 30, 2021, the First Circuit dismissed the appeal.
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
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03283), Objection of Ambac Assurance Corporation, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claim Asserted by the Official Committee of Retired Employees of the Commonwealth of Puerto Rico Appointed in the Commonwealth’s Title III Case (Dkt. No. 16884, filed June 3, 2021) (“Pension Claim Objection”). On June 3, 2021, AAC filed a claim objection in the Commonwealth’s Title III case challenging the amount of the claim filed by the Retiree Committee against the Commonwealth, which asserts pension liabilities of at least $58.5 billion. AAC contends that this asserted pension liability is overstated by at least $9 billion, and seeks disallowance of the Retiree Committee’s proof of claim to the extent of the overstatement. On June 17, 2021, the Oversight Board and the Retiree Committee each indicated an intention to move to terminate the Pension Claim Objection. The Oversight Board contended that AAC lacked standing to bring the Pension Claim Objection and that the objection is moot; the Retiree Committee contended that the Pension Claim Objection should be addressed at confirmation. AAC responded on June 21, 2021, arguing that AAC has standing to bring the Pension Claim Objection, and that either briefing should proceed on the merits of the Pension Claim Objection concurrently with any procedural objections, or the District Court should convert the Pension Claim Objection into a motion to estimate the pension liability claim under Bankruptcy Code section 502(c). On June 22, 2021, the District Court denied the Pension Claim Objection without prejudice, directing the parties to meet and confer on an appropriate schedule for litigating the issues underlying the Pension Claim Objection. On July 14, 2021, AAC reached an agreement in principle with the Oversight Board regarding the PRIFA Settlement. On August 2, 2021, the Oversight Board and AAC jointly moved to stay this matter as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this matter be stayed.
In re Puerto Rico Infrastructure Financing Authority (United States District Court, District of Puerto Rico, No. 21-cv-1492) (the “PRIFA Title VI Proceedings”). On October 8, 2021, the Oversight Board filed its application for approval of the proposed Title VI Qualifying Modification for PRIFA (the “PRIFA QM”). The hearing to consider approval of the PRIFA QM will be held contemporaneously with the confirmation hearing in the Commonwealth’s Title III proceedings, which is scheduled to begin on November 8, 2021.
In re Puerto Rico Convention Center District Authority (United States District Court, District of Puerto Rico, No. 21-cv-1493) (the “CCDA Title VI Proceedings”). On October 8, 2021, the Oversight Board filed its application for approval of the proposed Title VI Qualifying Modification for CCDA (the “CCDA QM”). The hearing to consider approval of the CCDA QM will be held
| Ambac Financial Group, Inc. 47 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
contemporaneously with the confirmation hearing in the Commonwealth’s Title III proceedings, which is scheduled to begin on November 8, 2021.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03283), Monolines’ Reply to the Objection of the DRA Parties to the Seventh Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico et al. (Dkt. No. 18873, filed October 27, 2021). On July 30, 2021, the Oversight Board filed the Seventh Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico et al. (the “Seventh Amended Plan”) (Dkt. No. 17627). On October 8, 2021, the Oversight Board filed the Proposed Order and Judgment Confirming Seventh Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, et al. (the “Proposed Confirmation Order”) (Dkt. No 18447). On October 19, 2021, the GDB Debt Recovery Authority and Cantor-Katz Collateral Monitor LLC (together, the “DRA Parties”) filed their objection to the Seventh Amended Plan (Dkt. No. 18590). On October 27, 2021, AAC joined the Monolines in filing a reply in response to the DRA Parties’ objection to the Seventh Amended Plan. On November 5, 2021, the Oversight Board filed a motion notifying the court of its settlement with the DRA Parties. The motion requests that the court change the DRA Parties’ votes to reflect their acceptance of the plan and attaches a stipulation providing, among other things, that the DRA Parties will withdraw their confirmation objections. On November 8, 2021, the District Court entered an order granting the motion requesting to change the DRA Parties’ votes, and the DRA Parties withdrew their plan objection and related filings.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03283), Monolines’ Reply to Underwriter Defendants’ Objection to Plan and Proposed Confirmation Order (Dkt. No. 18871), filed October 27, 2021). On July 30, 2021, the Oversight Board filed the Seventh Amended Plan. On October 8, 2021, the Oversight Board filed the Proposed Confirmation Order. On October 19, 2021, certain banks, underwriters, and professionals involved in the underwriting of bonds issued or guaranteed by the Commonwealth and its instrumentalities (the “Underwriter Defendants”) filed their objection to the Seventh Amended Plan and Proposed Confirmation Order (Dkt. No. 18587). On October 27, 2021, AAC and FGIC filed their reply in response to the Underwriter Defendants’ objection. AAC expects that the objection will be heard in connection with the confirmation hearing, which is scheduled to begin on November 8, 2021. On November 3, 2021, the Oversight Board filed the Eighth Amended Plan of Adjustment, along with a revised proposed confirmation order and other corresponding documentation. On November 7, 2021, the Oversight Board filed a further revised plan—the Modified 8th Amended POA—along with corresponding documentation.
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
•    Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). On August 2, 2021, the court ordered that plaintiff should file the Note of Issue (“NOI”) on or before August 25, 2021, and that post-NOI motions shall be made within 120 days of the filing of the NOI. On August 25, 2021, AAC filed the NOI demanding a jury for its fraud claim and a bench trial for its breach-of-contract claim. On August 31, 2021, Nomura filed a jury demand for AAC’s breach-of-contract claim.
• Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans,
| Ambac Financial Group, Inc. 48 2021 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Inc. (Supreme Court of the State of New York, County of New York, Case No. 652321/2015, filed on June 30, 2015). AAC filed its opening brief in the appeal on September 7, 2021 and the appeal is now fully briefed.
•    Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “SDNY Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). On March 9, 2021, AAC filed its opening brief for its appeal of the granting by the court in the SDNY Action of U.S. Bank’s motion for summary judgment with respect to AAC’s repayment right in the trust waterfall. On May 13, 2021, U.S. Bank filed its opposition brief in the appeal. On June 3, AAC filed its reply brief in the appeal. Oral argument on the appeal has been scheduled for December 9, 2021. In the Minnesota Action, U.S. Bank informed the court that it would reevaluate the proposed settlement in August 2021, and the court so-ordered a stipulation setting January 14, 2022, as the deadline for U.S. Bank to amend its petition and scheduling trial to start May 2, 2022.
•    Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). Fact discovery and Phase 1 expert discovery have concluded, and summary judgment motions are due on November 9, 2021.
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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. AFG’s and its subsidiaries’ (“Ambac”) actual results may vary materially, and there are no guarantees about the performance of Ambac’s
| Ambac Financial Group, Inc. 49 2021 Third Quarter FORM 10-Q |

securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of AFG’s common stock and volatility in the price of AFG’s common stock; (2) Ambac's inability to realize the expected recoveries, including RMBS litigation recoveries, included in its financial statements which would have a materially adverse effect on Ambac Assurance Corporation’s (“AAC”) financial condition and may lead to regulatory intervention; (3) failure to recover claims paid on Puerto Rico exposures or realization of losses in amounts higher than expected; (4) increases to loss and loss expense reserves; (5) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (6) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from AAC and its subsidiaries or from transactions or opportunities apart from AAC and its subsidiaries, including new business initiatives relating to the specialty property and casualty program insurance business, the managing general agency/underwriting business, or related businesses; (7) potential of rehabilitation proceedings against AAC; (8) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers, including an increased risk of loss on revenue bonds of distressed public finance issuers due to judicial decisions adverse to revenue bond holders; (9) our inability to mitigate or remediate losses, commute or reduce insured exposures or achieve recoveries or investment objectives, or the failure of any transaction intended to accomplish one or more of these objectives to deliver anticipated results; (10) insufficiency or unavailability of collateral to pay secured obligations; (11) credit risk throughout Ambac’s business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations and exposures to reinsurers; (12) the impact of catastrophic environmental or natural events, including catastrophic public health events like the COVID-19 pandemic, on significant portions of our insured and investment portfolios; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) the risk that Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (15) risks associated with adverse selection as Ambac’s insured portfolio runs off; (16) Ambac’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (17) Ambac may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (18) Ambac may not be able to generate the significant amount of cash needed to service its debt and financial obligations, and may not be able to refinance its indebtedness; (19) restrictive covenants in agreements and instruments may impair Ambac’s ability to pursue or achieve its business strategies; (20) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce risks in its insured portfolio; (21) disagreements or disputes with Ambac's insurance regulators; (22) default by one or more of Ambac's portfolio investments, insured issuers or counterparties; (23) loss of control rights in transactions for which we provide insurance due to a finding that Ambac has defaulted; (24) adverse tax consequences or other costs resulting from the characterization of the AAC’s surplus notes or other obligations as equity; (25) risks attendant to the change in composition of securities in the Ambac’s investment portfolio; (26) adverse impacts from changes in prevailing interest rates; (27) our results of operation may be adversely affected by events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisition of 80% of the membership interests of Xchange; (28) risks associated with the expected discontinuance of the London Inter-Bank Offered Rate; (29) factors that may negatively influence the amount of installment premiums paid to the Ambac; (30) market risks impacting assets in the Ambac’s investment portfolio or the value of our assets posted as collateral in respect of interest rate swap transactions; (31) risks relating to determinations of amounts of impairments taken on investments; (32) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on Ambac’s business, operations, financial position, profitability or cash flows; (33) actions of stakeholders whose interests are not aligned with broader interests of the Ambac's stockholders; (34) system security risks, data protection breaches and cyber attacks; (35) changes in accounting principles or practices that may impact Ambac’s reported financial results; (36) regulatory oversight of Ambac Assurance UK Limited (“Ambac UK”) and applicable regulatory restrictions may adversely affect our ability to realize value from Ambac UK or the amount of value we ultimately realize; (37) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (38) Ambac’s financial position that may prompt departures of key employees and may impact the its ability to attract qualified executives and employees; (39) fluctuations in foreign currency exchange rates could adversely impact the insured portfolio in the event of loss reserves or claim payments denominated in a currency other than US dollars and the value of non-US dollar denominated securities in our investment portfolio; (40) disintermediation within the insurance industry or greater competition that negatively impacts our managing general agency/underwriting business; (41) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; (42) greater competition for our specialty property & casualty program insurance business; and (43) other risks and uncertainties that have not been identified at this time.
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
| Ambac Financial Group, Inc. 50 2021 Third Quarter FORM 10-Q |

•The Everspan Group platform received an 'A-' Financial Strength Rating from A.M. Best in February 2021.
•The Everspan Group launched its specialty insurance program business in May 2021.
•To support expansion of the admitted insurance component of its business, during the second quarter of 2021 Everspan Group entered into stock purchase agreements to acquire several insurance shell companies. Such acquisitions will enhance Everspan Group's capabilities to launch new admitted programs, develop innovative products and provide enhanced flexibility to foster strategic relationships with prospective program partners. On October 1, 2021, the Everspan Group completed the acquisition of Providence Washington Insurance Company (“PWIC”) from a subsidiary of Enstar Group Limited. PWIC holds certificates of authority in forty-seven states and territories. PWIC's legacy liabilities were fully ceded to reinsurers. PWIC also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) to mitigate any residual risk to these reinsurers. The remaining three acquisitions, which collectively possess certificates of authority in thirty-nine states and territories, are subject to the approval of the insurance regulators in the States of domicile of the companies to be acquired, which may occur in 2021.
•During the second and third quarters of 2021, AFG made minority investments in certain insurance related businesses, including insurtech platforms, that we believe will be synergistic to our specialty property & casualty program insurance or Managing General Agency/Underwriting businesses.
The Company is actively seeking to expand the MGA/U business though additional acquisitions and development of new MGA/U companies.
AFG Net Assets
As of September 30, 2021, net assets of AFG, excluding its equity investments in subsidiaries, were $282.

Cash and short-term investments	$128
Other investments (1)	146
Other net assets	8
Total	$282
(1)Includes surplus notes (fair value of $103) issued by AAC that are eliminated in consolidation.
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
Asset Management
Investment portfolios are subject to internal investment guidelines, as well as limits on the types and quality of investments imposed by insurance laws and regulations. The investment portfolios of AAC and Ambac UK hold fixed maturity securities and various pooled investment funds. Everspan Group's investment portfolios hold only fixed maturity securities. Refer to Note 9. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further details of fixed maturity investments by asset category and pooled investment funds by investment type.
At September 30, 2021, AAC owned $610 of distressed Ambac-insured bonds, including significant concentrations of insured Puerto Rico and RMBS bonds. Subject to internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase or sell Ambac-insured securities.
Liability and Insured Exposure Management
Ambac's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. Ambac completed risk reduction transactions consisting of quota share reinsurance, refinancings, and commutations of $627 and $2,667 for the three and nine months ended September 30, 2021, respectively. Quota share reinsurance represented $553 and $1,695 of the risk reduction transactions for the three and nine months ended September 30, 2021, respectively.
The following table provides a comparison of total, adversely classified ("ACC") and watch list credit net par outstanding in the insured portfolio at September 30, 2021 and December 31, 2020. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

	September 30, 2021	December 31, 2020	Decrease
Total	$28,549	$33,888	$(5,339)	(14)%
ACC	6,597	8,458	(1,861)	(22)%
Watch list	3,931	4,720	(789)	(17)%

The decrease in total, ACC and watch list credit net par outstanding resulted from active de-risking initiatives, as noted above, as well as scheduled maturities, amortizations, refundings and calls.
The COVID-19 pandemic had, and to a lesser degree, continues to have, an impact on general economic conditions; including, but not limited to, higher unemployment; volatility in the capital markets; closure or severe curtailment of the operations and, hence, revenues, of many businesses and public and private enterprises to which we are directly or indirectly exposed. These businesses and enterprises include hotels, restaurants, sports and
| Ambac Financial Group, Inc. 51 2021 Third Quarter FORM 10-Q |

entertainment facilities, airports, other transportation facilities, and retail establishments.
In the U.S., significant monetary policy actions, fiscal stimulus measures and other relief measures together with an increasing COVID-19 vaccination rate have supported the economic recovery which began in the second half of 2020. Outside of the U.S., and in the United Kingdom and Italy in particular, where Ambac has insured portfolio exposure, various monetary policy, fiscal stimulus measures and other actions have helped to moderate the economic impact of the pandemic. Overall, the ongoing global recovery should be a benefit to most issuers in Ambac's insured portfolio that were negatively impacted by the COVID-19 pandemic. Nonetheless, credit risk in the insured portfolio remains elevated due to, among other things, uncertainty over the trajectory and continuity of the economic recovery due to still elevated COVID-19 infection rates globally as well as the spread of new virus variants. In addition, the near-term efficacy of fiscal stimulus and related measures on certain exposures in the insured portfolio impacted by the COVID-19 pandemic is uncertain.
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
Ambac has exposure to reinsurance counterparties for their portion of future financial guaranty claim payments. Ambac has reinsured approximately 18.1% of its gross par outstanding to five reinsurance counterparties. Each of these reinsurance counterparties is experienced in the business of reinsuring and/or writing financial guaranty insurance. All have current ratings of A+ (by S&P) or better and have collateralization or replacement triggers upon downgrade. Ambac actively monitors each of these reinsurance entities and currently believes they have the ability to perform under their respective reinsurance policies, but this is subject to change.
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
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the nine months ended September 30, 2021, included the following:

Net income (1)	$(6)
Gain (loss) on foreign currency translation (net of tax)	(11)
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	4
Impact on total comprehensive income (loss)	$(13)
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
LIBOR Sunset
Ambac continuously monitors regulatory and industry developments related to the transition from LIBOR to alternative reference rates. Earlier in 2021, New York State passed legislation addressing the cessation of U.S. Dollar ("USD") LIBOR and specified a recommended benchmark replacement based on the Secured Overnight Financing Rate ("SOFR") for certain legacy transactions. The Alternative Reference Rates Committee, the Federal Reserve Board and several industry associations and groups have expressed support for the new law and are encouraging comparable Federal legislation. While Ambac believes the New York LIBOR law is generally a positive step, there remains significant uncertainty about how it will be interpreted or challenged as well as about other aspects of the discontinuance of LIBOR, including the impact of any Federal legislation, which remains pending. At the same time, regulatory and governmental authorities continue to promote the creation and functioning of post-LIBOR indices, SOFR in particular. See the risk factor "Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences" found in Part I, Item 1A of Ambac’s Annual Report on Form 10-K for the year ended December 31, 2020. Also, for further background and information about management's evaluation of Ambac's potential exposures to LIBOR transition, see "Executive Summary — LIBOR Sunset" in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2020.
| Ambac Financial Group, Inc. 52 2021 Third Quarter FORM 10-Q |

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

FINANCIAL GUARANTEES IN FORCE
($ in millions)
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at September 30, 2021 and December 31, 2020. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policies insuring the Sitka Senior Secured Notes and LSNI Secured Notes as defined in Note 1. Background and Business Description in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q:

	September 30, 2021	December 31, 2020
Public Finance (1) (2)	$12,727	$15,497
Structured Finance	5,139	6,337
International Finance	10,683	12,054
Total net par outstanding	$28,549	$33,888
(1)Includes $5,513 and $5,575 of Military Housing net par outstanding at September 30, 2021 and December 31, 2020, respectively.
(2)Includes $1,054 and $1,070 of Puerto Rico net par outstanding at September 30, 2021 and December 31, 2020, respectively. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at September 30, 2021:

		Risk Name	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding (3)	% of Total Net Par Outstanding
IF	AUK	Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	BBB	2033	$908	3.2%
IF	AUK	Capital Hospitals plc (2)	UK-Infrastructure	A-	2046	895	3.1%
IF	AUK	Anglian Water	UK-Utility	A-	2035	876	3.1%
IF	AUK	Aspire Defence Finance plc	UK-Infrastructure	A-	2040	833	2.9%
IF	AUK	National Grid Gas	UK-Utility	BBB+	2037	809	2.8%
IF	AUK	Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	2035	689	2.4%
PF	AAC	New Jersey Transportation Trust Fund Authority - Transportation System	US-Lease and Tax-backed Revenue	BBB-	2036	659	2.3%
IF	AUK	RMPA Services plc	UK-Infrastructure	BBB+	2038	547	1.9%
IF	AUK	National Grid Electricity Transmission	UK-Utility	BBB+	2036	542	1.9%
IF	AUK	Catalyst Healthcare (Manchester) Financing plc (2)	UK-Infrastructure	BBB-	2040	524	1.8%
Total						$7,282	25.4%
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
Net par related to the top ten exposures reduced $437 from December 31, 2020. Exposures are impacted by changes in foreign exchange rates, certain indexation rates, reinsurance transactions and scheduled and unscheduled paydowns. The
| Ambac Financial Group, Inc. 53 2021 Third Quarter FORM 10-Q |

concentration of net par amongst the top ten (as a percentage of net par outstanding) increased slightly to 25% at September 30, 2021, from 23% at December 31, 2020. National Grid Gas had an Ambac rating downgrade since December 31, 2020. Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $32 per single risk, with insured exposures ranging up to $457 and a median net par outstanding of $5.
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
Despite the above measures, which are designed to help mitigate the economic impact of the COVID-19 pandemic generally, certain of these measures may adversely affect Ambac. These include the federal government's temporary relief measures to which servicers of mortgage loans must adhere. The Federal Housing Administration ("FHA") of the US Department of Housing and Urban Development and the Federal Housing Finance Agency ("FHFA") are providing temporary relief measures that require mortgage loan servicers to offer relief to borrowers who suffer hardship as a result of COVID-19. The relief measures include moratoriums on foreclosures and evictions as well as the expansion of forbearance and subsequent repayment options. Such servicers are generally applying these guidelines to non-FHFA loans, including those loans owned by special purpose entities that have their securitized obligations guaranteed by AAC. Forbearances increased sharply across the AAC's insured first lien RMBS obligations during the second and third quarters of 2020, but then began to drop later in the third quarter of 2020 through September 30, 2021. The ultimate impact of forbearances and other relief measures, such as foreclosure and eviction moratoriums, on AAC's insured RMBS obligations are still unclear. However, we have assumed that such measures will have an adverse impact on our insured RMBS transactions. Consequently, we have anticipated that we will experience a modest increase in claim payments for certain of our insured RMBS obligations as these measures are unwound.
While Ambac expects the foregoing measures to continue to help mitigate economic damage and aid the functioning of the capital markets, Ambac's exposure to credit risk as a result of the economic fallout from the COVID-19 pandemic remains elevated, and we could still experience material losses that would adversely impact our future results of operations and financial condition.
Insured Portfolio:
The U.S. economy continues to recover from COVID-19 pandemic, aided by rapid vaccine diffusion, increased fiscal stimulus, and accommodative monetary policy. After contracting in 2020, the U.S. economy grew strongly in the first half of 2021, and while growth is expected to slow in the second half of 2021, overall economic output for the year is expected to exceed 2019 levels of economic output during the course of the year. Unemployment has recovered from the high of about 15% in April 2020, but still remains elevated at about 4.8% relative to pre-pandemic levels of about 3.5%.
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
| Ambac Financial Group, Inc. 54 2021 Third Quarter FORM 10-Q |

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

Market / Sector	Total NPO	Total Debt Service Due Next Twelve Months
Toll Roads / Bridges	$425	$47
Dedicated Tax	324	70
Rail / Mass Transit	209	11
Hotels / Convention Centers	85	18
Higher Education Auxiliary	100	10
Stadiums	91	8
Airports	22	14
Total Public Finance	$1,256	$178
The RMBS insured portfolios were adversely impacted by the previously mentioned forbearances and the moratorium on foreclosures. This has been offset by the benefit to excess spread within the securitization structures as a result of the reduction in interest rates over the past year, which is expected to result in higher excess spread recoveries to Ambac.
Ambac's insured exposure includes a number of international policies where the revenue of the issuer is demand dependent. Such transactions have been impacted by the reduction of revenue due to the COVID-19 pandemic. Ambac's remaining NPO with respect to these international demand dependent policies are as follows:

Market / Sector	Total NPO	Total Debt Service Due for Twelve Months
Asset Securitizations	$908	$87
Toll Roads / Bridges	415	33
Airports	201	6
Higher Education	175	10
Total	$1,699	$136
At this time, there are still uncertainties surrounding the ultimate number of claims and scope of damage resulting from this pandemic. Actual losses from these events may vary materially from Ambac's loss and loss expense reserves due to several factors, including the inherent uncertainties in making such determinations and the evolving nature of this pandemic. Potential losses from the economic consequences of the COVID-19 pandemic could be material and therefore may have a material adverse effect on our results of operations and financial condition.
Puerto Rico
We continue to experience stress in our exposure to Puerto Rico (the "Commonwealth") that consists of several different issuing entities (all below investment grade) with total net par exposure of $1,054 as of September 30, 2021. Each issuing entity has its own credit risk profile attributable to, as applicable, discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
COVID-19
The COVID-19 pandemic had a significant impact on Commonwealth of Puerto Rico much as it did in the 50 U.S. states and other U.S. territories. However, the Puerto Rico economy is currently in recovery with vaccination rates increasing and infection rates declining. As reported in the April 23, 2021 Commonwealth Fiscal Plan, Puerto Rico is also expected to benefit from about $43,500 in COVID-19-related federal funds from the initial CARES related measures in 2020 through the more recently enacted ARPA.
It is unclear if the recovery will continue, what this implies for the Commonwealth’s ability and willingness to pay debt service, and what if any lasting effects COVID-19 will have on the economic and financial profile of Puerto Rico.
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
| Ambac Financial Group, Inc. 55 2021 Third Quarter FORM 10-Q |

As with previous fiscal plans, the current certified Commonwealth Fiscal Plan significantly informs the current Commonwealth Plan of Adjustment in the Commonwealth's Title III proceeding. However, as was also the case with previous versions of the Commonwealth Fiscal Plan, the current version of the Commonwealth Fiscal Plan lacks a high degree of transparency regarding the underlying data, assumptions and rationales supporting those assumptions, making reconciliation and due diligence difficult. Consequently, the Commonwealth Fiscal Plan may not represent a complete and accurate projection of Commonwealth's fiscal position going forward.
Commonwealth Plan of Adjustment (Title III Case)
On November 3, 2021, the Oversight Board, as representative of the Commonwealth of Puerto Rico, the Puerto Rico Public Buildings Authority, and the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, filed an Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico (“Eighth Amended POA”) that proposes to restructure approximately $35,000 of debt and approximately $50,000 in pension obligations. The Eighth Amended POA, among other things, incorporates the settlement reflected in the PRIFA Related Plan Support Agreement (“PRIFA PSA”) that was signed on July 27, 2021, by the Oversight Board, as representative of the Commonwealth of Puerto Rico, AAC, FGIC, and other holders of bonds issued by the Puerto Rico Infrastructure Financing Authority ("PRIFA"). On July 29, 2021, Judge Laura Taylor Swain of the United States District Court for the District of Puerto Rico approved the disclosure statement for the Commonwealth's plan of adjustment, thereby enabling the Oversight Board to proceed towards confirmation. A hearing to confirm the Commonwealth’s plan of adjustment is scheduled over several days between November 8, 2021and November 23, 2021. As compared to the Seventh Amended POA, the Eighth Amended POA contains the following notable changes:
•An increase in the aggregate allowed amount of PBA bond claims;
•The elimination of the PRIFA Trust structure from the Seventh Amended POA and clarification that the Rum Tax CVI Indenture may be part of, or included in, the CVI Indenture;
•Clarification that Ambac will receive directly the pro rata share of the CW/HTA clawback recovery and interim HTA distributions allocable to its owned or wrapped HTA bonds;
•Clarification that “Restriction Fee Creditors” as defined under the Plan includes parties who executed joinders to the GO/PBA PSA (as Ambac did); and
•New language in the Plan and proposed confirmation order concerning 1) the discharge and release of claims against the Debtors, the Reorganized Debtors, and other parties in the Underwriter Actions, and 2) the Board’s intention that such language not be construed as granting non-consensual third-party release.

A successful confirmation and consummation of the Eighth Amended POA would represent a significant step towards resolution of AAC's remaining Puerto Rico exposures; however, the ultimate outcome of the hearing and the subsequent emergence of the Commonwealth of Puerto Rico from the Title
III proceedings is not certain and subject to challenge and other developments and risks.
PRIFA/CCDA Qualifying Modifications (Title VI Cases)
The PRIFA PSA and CCDA/HTA PSA contain provisions requiring the parties thereto to support the terms of Title VI Qualifying Modifications for PRIFA and CCDA (the “PRIFA QM” and the “CCDA QM,” respectively). On October 8, 2021, the Oversight Board commenced Title VI proceedings and filed applications for approval of the proposed PRIFA QM and CCDA QM. On October 13, 2021, Ambac entered its Notices of Appearance in the Title VI proceedings. The hearing to consider approval of the PRIFA QM and the CCDA QM will be held contemporaneously with the confirmation hearing in the Commonwealth’s Title III proceedings, which is scheduled to begin on November 8, 2021.
Bondholder Elections: GO, PBA, PRIFA, and CCDA
As outlined in the Election Notice for Ambac Bond Holders with Claims in Class 19 (the “GO Election Notice”) and the Election Notice for Ambac Bond Holders with Claims in Classes 4 and 26 (the “PBA Election Notice”), GO and PBA bondholders were each permitted to choose between two different treatment options for the satisfaction of their claims. The first option allows the bondholders to elect commutation of their insurance policies (the “Ambac Insurance Policies”). Under this option, bondholders will receive: 1) their respective shares of certain consideration available under the Commonwealth Plan, and 2) cash from Ambac. Ambac’s obligations to the bondholders under the Ambac Insurance Policies who elect this option will be deemed fully satisfied. Under the second option, bondholders who fail to elect commutation will receive payment, in cash, of the outstanding principal amount of the bondholders’ insured bonds plus the accrued and unpaid interest thereon as of the Effective Date (the “Ambac Acceleration Price.”). Pursuant to this option, bondholders will receive the Ambac Acceleration Price in full and final discharge of Ambac’s obligations under the insurance policies.
As outlined in the Election Notice for Holders of Ambac Insured PRIFA Bond Claims in Connection with Certain Capital Appreciation Bonds (the “PRIFA CABs Election Notice”), the Election Notice for Holders of Ambac Insured PRIFA Bond Claims in Connection with Certain Current Interest Bonds (the “PRIFA CIBs Election Notice”), and the Election Notice for Holders of Ambac Insured CCDA Bond Claims (the “CCDA Election Notice”), PRIFA and CCDA bondholders were each permitted to choose between two different treatment options for the satisfaction of their claims. The first option allows the bondholders to elect commutation of their Ambac Insurance Policies. Under the first option, bondholders will receive: 1) their respective shares of certain consideration available under the Commonwealth Plan and the PRIFA QM, or CCDA QM, as applicable and 2) cash from Ambac. Bondholders who elect this option will receive this consideration in full and final discharge of Ambac’s obligations under the insurance policies. Under the second option, the bondholders’ respective shares of consideration available under the Commonwealth Plan and the PRIFA QM, or CCDA QM, as applicable, will be deposited into a trust. Those bondholders are expected to receive scheduled
| Ambac Financial Group, Inc. 56 2021 Third Quarter FORM 10-Q |

payments from this trust, unless Ambac elects, in its sole discretion, to pay all or a portion of the outstanding par amounts of the Ambac-insured bonds in such trust. The accelerated payments will satisfy Ambac's obligations under the applicable Ambac Insurance Policies.
Plan Support Agreements
The PRIFA PSA reflects a July 14, 2021, agreement between the Oversight Board, AAC and FGIC to resolve claims related to bonds issued by PRIFA. Under the PRIFA PSA, PRIFA creditors will receive, on account of approximately $1,900 of allowed claims arising from PRIFA bonds, consideration in the form of (i) $193.5 cash and (ii) a contingent value instrument ("CVI") premised on outperformance of general fund rum tax collections relative to the certified 2021 Commonwealth Fiscal Plan's projections (the "Rum Tax CVI"). The Rum Tax CVI is subject to a lifetime nominal cap of about $1,300, and is also subject to various permitted rum tax waterfall deductions and caps on distributions, including the lesser of (a) 40% of cumulative outperformance (net of waterfall deductions), starting on July 1, 2021, less Rum Tax CVI payments made to PRIFA creditors in previous years, (b) 50% of annual rum tax outperformance (net of waterfall deductions), and (c) $30 annually. The Rum Tax CVI will be deposited into a master trust (the "CVI Master Trust") and into a sub trust (the "PRIFA CVI Sub Trust") within the CVI Master Trust for the benefit of PRIFA bondholders (the "PRIFA Trust"); the PRIFA CVI Sub Trust will also be funded with a share (approximately 27%) of the Clawback CVI, described below. The lifetime sum of the Rum Tax CVI and the Clawback CVI cannot exceed the $1,300 lifetime nominal cap (75% of allowed PRIFA claim) under the Eighth Amended POA. Further, under the PRIFA PSA, AAC and other creditors may also receive fees in connection with negotiating the PRIFA PSA and supporting the restructuring agreement reflected therein. The value of the PRIFA CVI Sub Trust is highly uncertain given the contingent, outperformance-driven structure of the CVIs coupled with the likely back-ended nature of most of the potential cash flows. Changes in our assumed values of the PRIFA CVI Sub Trust or the actual performance of the CVIs could cause an adverse change in our reserves which could be material. As a result, a decrease in our assumed values of the PRIFA CVI Sub Trust could have a material adverse impact on our results of operations and financial condition.
In addition to the PRIFA PSA, AAC signed a joinder to the PRHTA/CCDA Related Plan Support Agreement (“PRHTA/CCDA PSA”) on July 15, 2021. The PRHTA/CCDA PSA, originally executed on May 5, 2021, among other things provides for certain consideration for holders of bonds issued by certain Commonwealth instrumentalities, including PRHTA, CCDA, and PRIFA, on account of their claims against the Commonwealth arising from such bonds ("Clawback" claims). This consideration consists of a contingent value instrument tied to the outperformance of the Commonwealth's sales and use tax ("SUT") relative to the certified 2020 Commonwealth Fiscal Plan's projections (the "Clawback CVI"). For years one through 30, a portion of the Clawback CVI consideration reflects a 40% share of cumulative outperformance, starting July 1, 2021, subject to a combined 95% outperformance limit with the subsequently described amounts subject to a waterfall. The other portion of the
Clawback CVI receives, on an annual basis, the lesser of (i) 50% of cumulative outperformance, less payments previously made, and (ii) 75% of annual outperformance, and is subject to a waterfall. The waterfall provides that in years one through 22, (a) holders of general obligation ("GO") bonds will receive the first $100 of outperformance, (b) the Clawback creditors will receive the next $11.1, and (c) any amounts received thereafter will be split 90%/10% between GO creditors and Clawback creditors; in years 23 through 30, subject to the limits in (i) and (ii) above, 100% of the outperformance goes to the Clawback creditors. Overall, Clawback CVI recoveries are subject to a lifetime cap of 75% of allowed claim amounts under the Commonwealth plan of adjustment. PRHTA creditors will receive an approximately 69% share of the Clawback CVI, subject to a lifetime nominal cap of about $3,700, and subject to a PRHTA-specific waterfall: holders of PRHTA ’68 bonds will receive the first dollars of Clawback CVI, followed by holders of PRHTA ’98 bonds. CCDA bondholders will receive a 4% share of the Clawback CVI, subject to a lifetime nominal cap of about $217. PRIFA bondholders, as discussed above, will receive a 27% share of the Clawback CVI. The value of the Clawback CVI is highly uncertain, given the contingent, outperformance-driven structure of the instrument coupled with the likelihood that cash flows in later years (years 23 through 30) will significantly exceed those in earlier years. Changes in our assumed values of the Clawback CVI or in the actual performance of the Clawback CVI could cause an adverse change in our reserves which could be material. As a result, a decrease in our assumed values of the Clawback CVI could have a material adverse impact on our results of operations and financial condition.
Under the PRHTA/CCDA PSA, the PRHTA creditors will also receive new PRHTA bonds with a face amount of $1,245, maturities of up to 40 years and an average interest rate of 5.0%. Of the $1,245 in new bonds, approximately $646.4 will be allocated to holders of PRHTA '68 bonds and approximately $598.6 will be allocated to holders of PRHTA '98 bonds. PRHTA creditors will also share $389 of cash proceeds, including a $264 interim distribution, payable at the effective date of the Commonwealth plan of adjustment. In addition, certain restriction fees and consummation costs are payable at the effective date of the PRHTA plan. Of the $264 interim cash distribution, $184.8 would be allocated to holders of PRHTA ’68 bonds and $79.2 would be allocated to holders of PRHTA ’98 bonds. Claim recovery expectations for PRHTA creditors under the PRHTA/CCDA PSA are uncertain and subject to interpretation due to the aforementioned uncertainty related to the value of and/or the actual performance of the Clawback CVI.
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
| Ambac Financial Group, Inc. 57 2021 Third Quarter FORM 10-Q |

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
Plan of Adjustment and Qualifying Modification Considerations
Ambac has signed onto plan support agreements covering all of its remaining exposures to unrestructured Puerto Rico instrumentalities, but uncertainty remains as to (i) whether the Eighth Amended POA, the PRIFA QM, the CCDA QM and a prospective PRHTA plan of adjustment that reflects these plan support agreements (collectively, the “Plans”) ultimately will be confirmed or approved; (ii) the value or perceived value of the consideration provided by or on behalf of the debtors under the Plans, if confirmed and approved; (iii) the extent to which exposure management strategies, such as commutation and acceleration, that are available in the Plans will be executed; (iv) the outcome of related litigation, some of which may not be resolved even if the Plans are confirmed and approved; (v) the timing of the consummation of the Plans, if confirmed and approved; (vi) the tax treatment of the consideration provided by or on behalf of the debtors under the Plans, if confirmed and approved; and (vii) other factors, including market conditions such as interest rate movements and expected movements over time. Ambac’s loss reserves may prove to be understated or overstated, possibly materially, due to favorable or unfavorable developments or results with respect to these factors. Refer to Managements Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet to the Unaudited Consolidated Financial Statements included in Part I, Item 2 in this Form 10-Q for the possible increase in loss reserves under stress or other adverse conditions. There can be no assurance that losses may not exceed such estimates.
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
Refer to "Financial Guarantees in Force" in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2020 and Note 13. Commitments and Contingencies to the Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q for further information about Ambac's litigation relating to Puerto Rico.
Federal Aid
The full extent of federal government support to Puerto Rico is estimated to be $120,000 per the April 23, 2021, certified Commonwealth Fiscal Plan and stretch from FY 2018 to FY 2035. The federal government support includes FEMA, HUD and other disaster relief funds stemming from the 2017 hurricanes and 2019-2020 earthquakes and includes about $43,000 of support related to the COVID-19 pandemic, including funding from ARPA.
While the previously allocated federal disaster relief funds and the more recent COVID-19 crisis-related funds are all expected to support economic recovery and growth in Puerto Rico, there can be no assurances as to the certainty, timing, usage, efficacy or magnitude of benefits to creditor outcomes related to disaster aid and ensuing economic growth, if any.
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, particularly given the developing economic, political, and legal circumstances in Puerto Rico and the overall uncertain impact of the COVID-19 crisis on the Commonwealth and the Domestic Public Finance Insured Portfolio in general. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. Due to uncertainty regarding numerous factors, described above, that will ultimately determine the extent of Ambac's losses, it is also possible that favorable developments and results with respect to such factors may cause losses to be lower than current reserves, possibly materially.
Exposure Currency
The table below shows the distribution by currency of AAC’s insured exposure as of September 30, 2021:

Currency	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$18,105	$18,105
British Pounds		£6,598	8,892
Euros		€1,166	1,351
Australian Dollars	A$	279	201
Total			$28,549
| Ambac Financial Group, Inc. 58 2021 Third Quarter FORM 10-Q |

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at September 30, 2021 and December 31, 2020. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:
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

	Net Par Outstanding
Summary of Below Investment Grade Exposure	September 30, 2021	December 31, 2020
Public Finance:
Lease and tax-backed (1)	$1,049	$1,194
General obligation (1)	276	325
Housing (2)	371	308
Stadium	—	540
Transportation	29	30
Other	30	38
Total Public Finance	1,755	2,435
Structured Finance:
RMBS	2,305	2,800
Student loans	431	512
Total Structured Finance	2,736	3,312
International Finance:
Other	1,153	1,574
Total International Finance	1,153	1,574
Total	$5,644	$7,321
(1)Lease and tax-backed revenue includes $960 and $969 of Puerto Rico net par at September 30, 2021 and December 31, 2020, respectively. General obligation includes $94 and $101 of Puerto Rico net par at September 30, 2021 and December 31, 2020, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.
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
| Ambac Financial Group, Inc. 59 2021 Third Quarter FORM 10-Q |

Results of Operations
($ in millions)
A summary of our financial results is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$11	$15	$36	$36
Net investment income	21	37	112	69
Net realized investment gains (losses)	3	2	4	20
Net gains (losses) on derivative contracts	5	7	19	(61)
Net realized gains (losses) on extinguishment of debt	—	—	33	—
Other income (expense)	8	2	19	2
Income (loss) on variable interest entities	3	—	5	3
Expenses:
Losses and loss expenses (benefit)	(55)	83	(73)	216
Insurance intangible amortization	11	14	44	41
Operating expenses	32	23	94	67
Interest expense	44	50	144	172
Provision (benefit) for income taxes	2	—	15	(5)
Net income (loss) attributable to common stockholders	$17	$(108)	$5	$(423)
Ambac's 2020 results of operations and financial position were adversely impacted by the COVID-19 pandemic's effect on the global economy and financial markets. Significant interest rate declines during the first quarter of 2020 contributed materially to a net increase in loss reserves and losses on interest rate derivative contracts for the nine months ended September 30, 2020. Financial market disruptions were reflected through lower valuations of certain fixed maturity securities (recorded through other comprehensive income) and the majority of other investments (recorded through net investment income). During the second half of 2020 and into 2021, credit spreads recovered (favorably impacting counterparty credit adjustments on derivative assets and valuations of investment securities). The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving in ways that are difficult or impossible to anticipate. As a result, it is possible that Ambac's results of operations and financial condition may be further adversely affected by the evolving affects of the COVID-19 pandemic. For additional information on the risks posed by COVID-19, refer to Item 1A to Part I, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2021 and 2020, respectively.
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
Net premiums earned decreased $4 and $— for the three and nine months ended September 30, 2021, compared to the same periods in the prior year. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below. The following table provides a breakdown of normal premiums earned by market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Normal premiums earned
Public finance	$4	$5	$13	$15
Structured finance	2	2	7	6
International finance	4	3	16	9
Total normal premiums earned	10	10	36	30
Accelerated earnings	1	5	1	6
Total Net Premiums Earned (1)	$11	$15	$36	$36
(1)    Specialty property and casualty net premiums earned are included above and are currently deminimis
The increase in normal premiums earned for the nine months ended September 30, 2021, is primarily due to changes in allowances for credit losses on premium receivables, partially offset by the continued runoff of the financial guaranty insured portfolio in all markets. Ambac adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), on January 1, 2020, and assesses the allowance for credit losses on premium receivables on a quarterly basis. The three and nine months ended September 30, 2021, includes a decrease in the allowance for credit losses of $1 and $7, respectively, as compared to an increase of $2 and $5 for the three and nine months ended September 30, 2020. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Public Finance normal earned premiums for the three and nine months ended September 30, 2021, were also negatively impacted by reinsurance cessions in the first quarter of 2021.
| Ambac Financial Group, Inc. 60 2021 Third Quarter FORM 10-Q |

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
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Securities available-for-sale: Ambac-insured (including LSNI Secured Notes)	$8	$15	$37	$47
Securities available-for-sale and short-term other than Ambac-insured	7	9	22	33
Other investments (includes trading securities)	6	14	53	(11)
Net investment income	$21	$37	$112	$69
Net investment income decreased $16 and increased $44 for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. As described further below, the variances were impacted by pricing volatility within fund investments resulting from the impact of the COVID-19 pandemic on financial markets and re-allocation of the investment portfolio during 2020 toward pooled funds and Ambac-insured bonds from investment grade corporate bonds, commercial mortgage backed securities and certain CLOs.
•Other investments income (loss) decreased $7 and improved $64 for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. Pooled fund investment performance was mixed for the three months ended September 30, 2021, but have performed well overall in 2021, particularly in hedge and equity funds. Despite a higher asset base, other investment income declined for the three months ended September 30, 2021, reflecting negative performance in equities as well as lower positive performance in most other classes compared to the third quarter of 2020. The increase in other investment income for the nine month period reflects favorable performance and a higher invested asset base in 2021, compared to net losses on other investments for the nine months ended September 30, 2020. The losses for the first nine months of 2020, were primarily in hedge and equity fund investments driven by adverse changes in fair values as a consequence of the initial economic and financial market impact of the COVID-19 pandemic in the first quarter of 2020, partially offset by a generally strong market recovery over the second and third quarter of 2020.
•Income from Ambac-insured securities was lower for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year, due primarily to early redemptions of Secured Notes issued by Ambac LSNI including the full redemption connection with the July 6, 2021 Secured Note Refinancing.
•Net investment income from available-for-sale securities other than Ambac-insured securities decreased as a result of a lower asset base and average yield for this portion of the portfolio. The lower asset base resulted primarily from re-allocation of the portfolio in the first half of 2020 toward pooled funds and Ambac-insured bonds from investment grade corporate and certain asset-backed securities. Additionally, cash has been used to fund operations, early debt redemptions, and Ambac's acquisition of Xchange. Lower yields in the nine months ended September 30, 2021, compared to the same period in the prior year, reflect the higher rated securities purchased during the 2020 portfolio re-allocation, lower relative yields on new investments and near-zero short term rates prevailing during the first nine months of 2021.
Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains (losses) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains (losses) on securities sold or called	$1	$4	$7	$20
Net foreign exchange gains (losses)	3	(2)	(3)	—
Credit impairments	—	—	—	—
Intent / requirement to sell impairments	—	—	—	—
Total net realized gains (losses)	$3	$2	$4	$20
Net realized gains on securities sold or called for the nine months ended September 30, 2021, included a gain of $4 realized on the sale AFG's equity interest in the Corolla Trust in connection with the Corolla Exchange Transaction. Other net realized gains on securities sold or called during both periods were primarily from sales in connection with routine portfolio management.
Credit impairments are recorded as an allowance for credit losses with changes in the allowance recorded through earnings. When credit impairments are recorded, any non-credit related impairment amounts on the securities are recorded in other comprehensive income. If management either: (i) has the intent
| Ambac Financial Group, Inc. 61 2021 Third Quarter FORM 10-Q |

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
Net gains (losses) on interest rate derivatives for the three and nine months ended September 30, 2021, were $5 and $18 respectively, compared to $6 and $(61) for the three and nine months ended September 30, 2020, respectively. The net gains for the three and nine month periods ended September 30, 2021, reflect changes in fair value from increases in forward interest rates and lower counterparty credit adjustments on certain derivative assets, partially offset by portfolio carrying costs. The net gain for the three months ended September 30, 2020, primarily reflects a gain from reduced counterparty credit adjustments. The net loss for the nine months ended September 30, 2020, reflects significant declines in forward interest rates, triggered by the COVID-19 pandemic, and losses from the application of counterparty credit adjustments, described further below.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $2 and $8 for the three and nine months ended September 30, 2021, respectively, and $6 and $(15) for the three and nine months ended September 30, 2020, respectively. In addition to the impact of interest rates on the underlying derivative asset values, the changes in counterparty credit adjustments are driven by movement of credit spreads. Credit spreads narrowed in the three and nine months ended September 30, 2021. Spreads narrowed in the third quarter of 2020 partially reversing the spread widening experienced in the first half of 2020 associated with the market disruption from the COVID-19 pandemic.
Other income (expense). Other income (expense) includes commission revenues of Xchange, ceding fees from the specialty property and casualty business, various financial guarantee fees and foreign exchange gains/(losses) unrelated to investments or loss reserves. For the three and nine months ended September 30, 2021, other income includes Xchange revenues of $7 and $20, respectively.

Net Realized Gains on Extinguishment of Debt. Net realized gains on extinguishment of debt was $33 for the nine months ended September 30, 2021, resulting from the first quarter 2021 exchanges of junior surplus notes below their carrying values. Refer to Note 1. Background and Business Description for further discussion of the 2021 Surplus Notes Exchanges.
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
Income on variable interest entities was $3 and $5 for the three and nine months ended September 30, 2021, respectively, compared to a loss of less than a million and income of $3 for the three and nine months ended September 30, 2020, respectively. Results for the three months ended September 30, 2021, included realized gains of $1 on sales of assets from one VIE (the COFINA Trust), together with higher valuation of net assets of VIEs. Results for the nine months ended September 30, 2021, included realized gains of $2 on sales of assets from the COFINA Trust, together with higher valuation of net assets on VIEs. Results for the three months ended September 30, 2020, reflected a modest reduction in value of net assets of a VIE related to the ongoing shut-down of parts of the UK economy resulting from COVID-19. Results for the nine months ended September 30, 2020, were due primarily to realized gains of $8 on sales of assets from the COFINA Trust, partially offset by the lower valuation of net assets on VIEs impacted by COVID-19.
Refer to Note 3. Variable Interest Entities to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information on the accounting for VIEs.
| Ambac Financial Group, Inc. 62 2021 Third Quarter FORM 10-Q |

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which AAC is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Nor does Ambac include potential recoveries attributable to pre-judgment interest in the estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of $1,705 and $1,725 at September 30, 2021, and December 31, 2020, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for more information regarding the estimation process for R&W subrogation recoveries.
The following provides details for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Structured Finance	$(21)	$33	$(44)	$(67)
Domestic Public Finance	(30)	43	(32)	263
Other	(4)	8	3	20
Totals (1) (2)	$(55)	$83	$(73)	$216
(1)    Includes financial guarantee loss expenses incurred of $19 and $42 for the three and nine months ended September 30, 2021, respectively, and $46 and $83 for the three and nine months ended September 30, 2020, respectively.
(2) Specialty property and casualty loss and loss expenses incurred included above is deminimis
Losses and loss expenses (benefit) for the three and nine months ended September 30, 2021, were largely driven by favorable loss development in domestic public finance, primarily related to Puerto Rico, and structured finance, primarily related to improved credit in RMBS, partially offset by loss expenses incurred. Results for the nine months ended September 30, 2021, also reflect the positive impact of interest rates on RMBS excess spread, partially offset by the negative impact of discount rates.
Losses and loss expenses (benefit) for the three and nine months ended September 30, 2020, were driven by the following:
•Higher projected losses in domestic public finance driven by lower discount rates (primarily relating to Puerto Rico), loss expenses incurred and incurred losses related to transactions directly impacted by the economic impact from COVID-19;
•Increased structured finance losses for the three months ended September 30, 2020, related to expected losses from COVID-19 related delinquencies and improved structured finance losses for the nine months ended September 30, 2020, were driven by the positive impact of lower interest rates on excess spread, reduced by lower discount rates and expected losses from COVID-19 related delinquencies.
Intangible Amortization
Insurance intangible amortization for the three and nine months ended September 30, 2021, was $10 and $42, a decrease of $3 and an increase of $1 over the three and nine months ended September 30, 2021. The decrease during the third quarter was driven primarily by de-risking activity during the second quarter of 2021. Other intangible amortization for the three and nine months ended September 30, 2021, was $1 and $2, respectively.
Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides a summary of operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Compensation	$15	$13	$45	$38
Non-compensation	17	10	48	29
Gross operating expenses	32	23	93	67
Reinsurance commissions, net	—	—	—	—
Total operating expenses	$32	$23	$94	$67
Gross operating expenses increased $9 and $27 for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year.
The increase in operating expenses during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was due to the following:
•Higher compensation costs due to a net increase in staffing resulting from additions in the SPCP and MGA/U businesses and the timing of incentive compensation performance factor adjustments.
•Higher non-compensation costs primarily due to the inclusion of commissions to sub-producers as part of the MGA/U business of $4 and other costs associated with development of the SPCP and MGA/U businesses for the three months ended September 30, 2021.
The increase in operating expenses during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was due to the following:
•Higher compensation costs primarily due to a net increase in staffing resulting from additions in the SPCP and MGA/U businesses partially offset by declining staff levels within Financial Guarantee, the timing of incentive compensation
| Ambac Financial Group, Inc. 63 2021 Third Quarter FORM 10-Q |

performance factor adjustments and lower capitalization of costs associated with internal software projects.
•Higher non-compensation costs primarily due to the inclusion of commissions to sub-producers as part of the MGA/U business of $11, other costs associated with development of the SPCP and MGA/U businesses in 2021, costs associated with the Corolla exchange and junior surplus notes exchange transactions, and an UK Value Added Tax refund in 2020.
Interest Expense. Interest expense includes accrued interest on the LSNI Ambac note, Sitka AAC note, Tier 2 notes, surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par. The following table provides details by type of obligation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Surplus notes (1)	$20	$17	$57	$67
LSNI Ambac note	1	25	50	83
Sitka AAC note	16	—	16	—
Tier 2 notes	7	7	20	21
Other	—	—	1	1
Total interest expense	$44	$50	$144	$172
(1)Includes junior surplus notes that were acquired and retired in the first quarter of 2021.
The decrease in interest expense for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was mainly driven by the impact of the Secured Note Refinancing as further described in Note 1. Background and Business Description, partially offset by discount accretion on surplus notes reissued in 2021. The decrease in interest expense for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by lower interest expense on surplus notes, together with the impact of the Secured Note Refinancing, partially offset by interest compounding on the surplus notes and the Tier 2 notes.
Surplus note principal and interest payments require the approval of OCI. In May 2021, OCI declined the request of AAC to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the next scheduled payment date of June 7, 2021. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding to third parties were $555 at September 30, 2021. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments.
Provision for Income Taxes. The provision for income taxes for the three and nine months ended September 30, 2021, was $2, and $15 an increase of $2 and $19 compared to the provision for income taxes reported for three and nine months ended September 30, 2020. The change for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, resulted from the impact of the 2021 enactment of an increase in U.K. tax rates on Ambac's deferred tax liability, and state income tax related to the gains on the Corolla and junior surplus note exchange transactions, and in 2020, Ambac UK investment and insurance losses.
LIQUIDITY AND CAPITAL RESOURCES
($ in millions)
Ambac Financial Group, Inc. ("AFG") Liquidity. AFG's liquidity is primarily dependent on its net assets, excluding its equity investments in subsidiaries, totaling $282 as of September 30, 2021, and secondarily on distributions and expense sharing payments from its subsidiaries.
•During the nine months ended September 30, 2021, AFG further capitalized the Everspan Group with a cash contribution to Everspan Indemnity Insurance Company of approximately $82.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 per year to cover expenses not otherwise reimbursed. The $4 reimbursement for 2020 expenses was approved (by OCI) and paid (by AAC) in April 2021.
•AFG has received distributions from Xchange of $5 during the nine months ended September 30, 2021.
AFG's investments include securities directly and indirectly issued by and/or insured by AAC, some of which are eliminated in consolidation. Securities issued and/or insured by AAC are generally less liquid than investment grade and other traded investments.
AFG's available liquidity from subsidiary distributions is dependent upon the subsidiaries' earnings, operating cash flow, capital needs and applicable regulatory and contractual restrictions, as well as the strategic decisions of management.
•It is highly unlikely that AAC will be able to make dividend payments to AFG for the foreseeable future. Therefore, payments under the intercompany cost allocation agreement will be AFG’s principal sources of liquidity from AAC in the near-term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended
| Ambac Financial Group, Inc. 64 2021 Third Quarter FORM 10-Q |

December 31, 2020, for more information on dividend payment restrictions.
•Everspan's capital is required to support the growth of its business. In addition, Everspan does not have sufficient earned surplus at this time to pay ordinary dividends under the Arizona Insurance Laws. Nevertheless, payments from Everspan to AFG may include expense allocation payments and tax payments.
•Xchange currently does not have any regulatory restrictions on its ability to make distributions.
AFG's principal uses of liquidity include the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac; the making of investments, which may include securities issued or insured by AAC or Ambac UK and other less liquid investments, including strategic investments that may be synergistic to Ambac's SPCP and MGA/U businesses; and the acquisition or capitalization of new and existing businesses. Contingencies could cause material liquidity strains.
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
The principal uses of AAC’s liquidity are the payment of operating and loss adjustment expenses; claims; commutation payments on insurance policies; ceded reinsurance premiums; principal and interest payments on the Sitka AAC note (which refinanced the LSNI Ambac Note as described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements included in this Form 10-Q), surplus notes and Tier 2 Notes; additional loans to affiliates; and purchases of securities and other investments that may not be immediately converted into cash.
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
•Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of AAC. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. See Note 13. Long-term
Debt in the Notes to Consolidated Financial Statements, included in Part II, Item 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for further discussion of the payment terms and conditions of the Tier 2 Notes. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined AAC's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2021.
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
| Ambac Financial Group, Inc. 65 2021 Third Quarter FORM 10-Q |

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
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

Nine Months Ended September 30,	2021	2020
Cash provided by (used in):
Operating activities	$(136)	$(167)
Investing activities	745	396
Financing activities	(623)	(260)
Foreign exchange impact on cash and cash equivalents	—	—
Net cash flow	$(14)	$(31)
Operating activities
The following represents the significant cash operating activity during the nine months ended September 30, 2021 and 2020:
•Debt service payments on the LSNI Ambac Note were $51 and $83 for the nine months ended September 30, 2021 and 2020, respectively. Debt service payments on the Sitka AAC Note were $14 for the nine months ended September 30, 2021.
•Payments related to (i) operating expenses were $65 and $60 for the nine months ended September 30, 2021 and 2020, respectively; (ii) reinsurance premiums were $21 and $2 for the nine months ended September 30, 2021 and 2020, respectively, and (iii) interest rate derivatives were $4 and $20 for the nine months ended September 30, 2021 and 2020, respectively.
•Cash provided by the investment portfolio was $66 and $82 for the nine months ended September 30, 2021 and 2020, respectively.
•Net financial guarantee loss and loss expenses paid, including commutation payments, during the nine months ended September 30, 2021 and 2020 are detailed below:

Nine Months Ended September 30,	2021	2020
Net loss and loss expenses paid (recovered):
Net losses paid	$95	$149
Net subrogation received	(85)	(88)
Net loss expenses paid	64	77
Net cash flow	$74	$138
Future operating cash flows will primarily be impacted by interest payments on outstanding debt, net claim and expense payments, investment coupon receipts and premium collections.
Financing Activities
Financing activities for the nine months ended September 30, 2021, include paydowns of the LSNI Ambac Note of $1,641, together with paydowns and maturities of VIE debt obligations of $133. Net cash used in financing activities was partially offset by net proceeds from issuance of Sitka AAC Note of $1,163.
Financing activities for the nine months ended September 30, 2020, include other paydowns of the LSNI Ambac Note of $115 and paydowns and maturities of VIE debt obligations of $143.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $129 (cash and securities collateral of $9 and $120, respectively), including independent amounts, under these contracts at September 30, 2021.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
($ in millions)
Total assets decreased by approximately $992 from December 31, 2020, to $12,228 at September 30, 2021, primarily due to the impacts of the Corolla Trust Exchange and Secured Note Refinancing described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, payment of loss and loss expenses, interest and operating expenses, lower subrogation recoverables, lower consolidated VIE assets from paydowns of consolidated VIE liabilities, lower derivative assets caused by rising interest rates and lower premium receivables and intangible assets from the continued runoff of the financial guarantee insurance portfolio.
| Ambac Financial Group, Inc. 66 2021 Third Quarter FORM 10-Q |

Total liabilities decreased by approximately $986 from December 31, 2020, to $11,088 as of September 30, 2021, primarily due to the payment of loss and loss expenses, lower VIE and non-VIE long-term debt (from the surplus note exchange transactions and Secured Note Refinancing) and lower derivative liabilities caused by rising interest rates.
As of September 30, 2021, total stockholders’ equity was $1,121, compared with total stockholders’ equity of $1,140 at December 31, 2020. This decrease was primarily due to the $14 increase to the carrying value of redeemable NCI which is offset directly against retained earnings.
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
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Fixed maturity securities	$1,797	$2,317
Short-term	368	492
Other investments	663	595
Fixed maturity securities pledged as collateral	120	140
Total investments (1)	$2,948	$3,544
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £290 ($390) and €38 ($44) as of September 30, 2021, and £317 ($434) and €39 ($48) as of December 31, 2020.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments primarily consist of diversified interests in pooled funds. Refer to Note 9. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and pooled funds by asset class.
The following charts provide the ratings (1) distribution of the fixed maturity investment portfolio based on fair value at September 30, 2021 and December 31, 2020:
(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represent 32% and 41% of the September 30, 2021 and December 31, 2020 combined fixed maturity portfolio, respectively. The decrease is primarily due to the impact of the Secured Note Refinancing described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q.
| Ambac Financial Group, Inc. 67 2021 Third Quarter FORM 10-Q |

Premium Receivables. Ambac's premium receivables decreased to $327 at September 30, 2021, from $370 at December 31, 2020. As further discussed in Note 6. Insurance Contracts, the decrease is due to premium receipts and adjustments for changes in expected and contractual cash flows on financial guarantee insurance contracts, partially offset by decreases to the allowance for credit losses and accretion of the premium receivable discount.
Premium receivables by payment currency were as follows:

Currency	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$204	$204
British Pounds	£80	108
Euros	€14	16
Total		$327
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac benefited from letters of credit and collateral amounting to approximately $115 from its reinsurers at September 30, 2021.  As of September 30, 2021 and December 31, 2020, reinsurance recoverable on paid and unpaid losses were $30 and $33, respectively. The decrease was primarily a result of favorable loss development.
Intangible Asset. Intangible assets include (i) an insurance intangible asset that was established at the Fresh Start Reporting Date, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities and (ii) intangible assets established as part of the acquisition of Xchange on December 31, 2020.
As of September 30, 2021 and December 31, 2020, the intangible assets were $364 and $409, respectively. Other than through amortization, variance in the insurance intangible asset is solely from translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Assets and Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee and investment portfolios. Derivative assets decreased from $93 at December 31, 2020, to $78 as of September 30, 2021. Derivative liabilities decreased from $114 at December 31, 2020, to $94 as of September 30, 2021. The net decreases resulted primarily from higher interest rates during the nine months ended September 30, 2021, with the effect on assets partially offset by lower counterparty credit adjustments.
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
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of September 30, 2021 and December 31, 2020, were $(549) and $(397), respectively.
Loss and loss expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

Balance Sheet Line Item	Claims and Loss Expenses (1)	Recoveries (2)	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
September 30, 2021:
Loss and loss expense reserves	$1,778	$(156)	$(58)	$1,565
Subrogation recoverable	87	(2,200)	—	(2,113)
Totals	$1,865	$(2,356)	$(58)	$(549)

December 31, 2020:
Loss and loss expense reserves	$2,060	$(229)	$(72)	$1,759
Subrogation recoverable	100	(2,256)	—	(2,156)
Totals	$2,160	$(2,485)	$(72)	$(397)
(1)Includes a deminimus amount of loss and loss expense reserves for specialty property and casualty business.
| Ambac Financial Group, Inc. 68 2021 Third Quarter FORM 10-Q |

(2)Present value of future recoveries includes R&W subrogation recoveries of $1,731 and $1,751 at September 30, 2021 and December 31, 2020, respectively.
Financial Guarantee:
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 93% of our ever-to-date insurance claims recorded, with RMBS comprising 74%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at September 30, 2021 and December 31, 2020: :

	Gross Par Outstanding (1)(2)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
		Claims and Loss Expenses	Recoveries
September 30, 2021:
Structured Finance	$2,500	$850	$(2,054)	$(13)	$(1,217)
Domestic Public Finance	2,833	934	(296)	(32)	606
Other	1,205	35	(6)	(13)	16
Loss expenses	—	46	—	—	46
Totals	$6,538	$1,865	$(2,356)	$(58)	$(549)
December 31, 2020:
Structured Finance	$2,945	$940	$(2,136)	$(16)	$(1,212)
Domestic Public Finance	3,016	1,112	(349)	(39)	724
Other	1,612	40	—	(17)	23
Loss expenses	$—	$68	$—	$—	$68
Total	$7,573	$2,160	$(2,485)	$(72)	$(397)
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $824 and $28 respectively, at September 30, 2021, and $739 and $33, respectively at December 31, 2020. Recoverable ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses on the balance sheet.
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
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2021, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk
Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability," in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes, and "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as the descriptions of "Structured Finance Variability," "Domestic Public Finance Variability," "Student Loan Variability," and "Other Variability" appearing below.
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
| Ambac Financial Group, Inc. 69 2021 Third Quarter FORM 10-Q |

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
We established a representation and warranty subrogation recovery as further discussed in Note 6. Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, including adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); delays in realizing such recoveries, including as a result of trial delays due to court closures related to COVID-19 or other events; intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,705, net of reinsurance, as of September 30, 2021, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
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
Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at September 30, 2021, could be approximately $30. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for structured finance credits could be approximately $1,735. A loss of this magnitude may render AAC insolvent. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $45. There can be no assurance that losses may not exceed such amounts. Additionally, the structured finance portfolio is sensitive to the COVID-19 related forbearances and delinquencies caused by the general economic downturn. Due to the uncertainties related to the economic effects of the COVID-19 pandemic and other risks associated with structured finance credits, there can be no assurance that losses may not exceed our stress case estimates.
Domestic Public Finance Variability:
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general, revenue, lease and tax-backed obligations of state and local government entities; however, the portfolio also includes a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The decrease in public finance gross loss reserves at September 30, 2021, as compared to December 31, 2020, was primarily related to claim payments and changes in assumptions on certain credits, particularly Puerto Rico. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	September 30, 2021		December 31, 2020
Issuer Type	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Lease and tax-backed	$1,386	$620	$1,366	$693
General obligation	431	(74)	589	(37)
Housing	422	22	453	27
Transportation revenue	232	28	220	30
Other	362	10	388	11
Total	$2,833	$606	$3,016	$724
| Ambac Financial Group, Inc. 70 2021 Third Quarter FORM 10-Q |

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
Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market, resulting from reduced or limited access to alternative forms of credit (such as bank loans) or other exogenous factors, such as changes in tax law that could reduce certain municipal investors' appetite for tax-exempt municipal bonds or put pressure on issuers in states with high state and local taxes. These factors as well as budgetary pressures at the state and local level related to the cost of fighting the COVID-19 virus could deprive issuers access to funding at a level necessary to avoid defaulting on their obligations.
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
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s weak financial condition and economy, loss of capital markets access, the severe damage caused by hurricanes Irma and Maria in 2017 and other natural disasters as well as a narrow view on available debt capacity being taken by the Oversight Board and Commonwealth government. These factors, taken together with the payment moratorium on debt service of the Commonwealth and its instrumentalities; ongoing PROMESA Title III and related proceedings; certain other provisions under PROMESA; expected restructurings of debt insured by AAC, uncertainty with regards to AAC's valuation of the contingent value instruments or CVI to be made available as part of a final Plan of Adjustment or similar restructuring plan; and the possibility of protracted litigation as a result of which our rights may be materially impaired, may cause losses to exceed current reserves in a material manner. See
| Ambac Financial Group, Inc. 71 2021 Third Quarter FORM 10-Q |

"Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for further details on the legal, economic and fiscal developments that have impacted or may impact AAC’s insured Puerto Rico bonds. In this Form 10-Q, refer to "Financial Guarantees in Force" in Part I, Item 2 in Management's Discussion and Analysis of Financial Condition and Results of Operation, Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements and Note 13. Commitments and Contingencies to the Unaudited Consolidated Financial Statements for further updates related to Puerto Rico.
Material additional losses on our public finance credits caused by the aforementioned factors, including the possibility of a protracted recovery related to the COVID-19 crisis would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at September 30, 2021, the possible increase in loss reserves could be approximately $470. Among other things, this estimate includes the possibility that the Eighth Amended Commonwealth Plan of Adjustment, the PRIFA Qualifying Modification, the CCDA Qualifying Modification and a prospective PRHTA plan of adjustment (each, as discussed above in the Financial Guarantees in Force section of this Management Discussion and Analysis) become effective, but with negative outcomes, such as lower than estimated or realized value of the consideration provided by or on behalf of the debtors under the plans of adjustment and qualifying modifications and limitations on exposure management options, including, but not limited to commutation and acceleration. However, there can be no assurance that losses may not exceed our stress case estimates due to negative developments or outcomes with respect to these factors and the other factors described in the Financial Guarantees in Force section of this Management Discussion and Analysis.
It also possible that if the plans of adjustment and qualifying modifications are confirmed and become effective there could be material reductions in loss reserves which may have a favorable impact on our results of operations and financial condition. Any favorable impact on our results of operations and financial condition will most likely by driven by the factors described in the Financial Guarantees in Force section of this Management Discussion and Analysis.
Other Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $390 greater than the loss reserves at September 30, 2021. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt:
Long-term debt consists of surplus notes issued by AAC, the LSNI Ambac Note (refinanced by the Sitka AAC Note) and Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, Sitka AAC Note issued in connection with the Secured Note Refinancing, and Ambac UK debt issued in connection with the 2019 Ballantyne commutation. The carrying value of each of these as of September 30, 2021 and December 31, 2020 is below:

	September 30, 2021	December 31, 2020
Surplus notes (1)	$722	$778
LSNI Ambac note	—	1,641
Sitka AAC note	1,152	—
Tier 2 notes	326	306
Ambac UK debt	14	14
Total Long-term Debt	$2,215	$2,739
(1)Includes junior surplus notes as of December 31, 2020. All junior surplus notes were acquired and retired in the first quarter of 2021.
The decrease in long-term debt from December 31, 2020, resulted from the impact of the surplus notes exchanges of $71 and redemption of the LSNI Ambac Note of $1,641, partially offset by issuance of the Sitka AAC Note of $1,163, issuances of surplus notes from AFG sales and the accretion on the carrying value of surplus notes, Sitka AAC Note, Tier 2 Notes and Ambac UK debt.
As further described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, on July 6, 2021, Sitka, Ambac's newly formed non-consolidated VIE, issued the Sitka Senior Secured Notes that were used to fund a portion of the full redemption of the LSNI Secured Notes issued by LSNI, with the remaining balance redeemed utilizing other available sources of liquidity. Comparable to LSNI, the Sitka Senior Secured Notes are secured by the assets of Sitka which include a new note receivable from AAC, which is secured by a pledge of AAC’s right, title and interest in (i) up to $1,400 of proceeds from certain litigations involving AAC related to residential mortgage-backed securities and (ii) the capital stock of Ambac UK.
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
| Ambac Financial Group, Inc. 72 2021 Third Quarter FORM 10-Q |

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
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and in Part I, Item 1 on this Form 10-Q for a discussion of the impact of other recent accounting pronouncements on Ambac’s financial condition and results of operations.
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
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $767 and $1,329 at September 30, 2021, respectively, as compared to $865 and $1,413 at December 31, 2020, respectively.  As of September 30, 2021, statutory policyholder surplus and qualified statutory capital included $853 principal balance of surplus notes outstanding and $138 liquidation preference of preferred stock outstanding. These surplus notes (in addition to related accrued interest of $607 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims, the Sitka AAC Note (refinanced the LSNI Ambac Note as described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements included in this Form 10-Q) and the Tier 2 Notes are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC.
The significant drivers to the net decrease in policyholder surplus are statutory net losses of $114 for the nine months ended September 30, 2021, partially offset by net investment gains of $30 recorded directly through surplus.
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
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $103 at September 30, 2021, as compared to $26 at December 31, 2020.
The significant drivers to the increase in policyholder surplus were capital contributions of $82 partially offset by operating expenses during the nine months ended September 30, 2021.
| Ambac Financial Group, Inc. 73 2021 Third Quarter FORM 10-Q |

AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES (£ in millions)
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £437 at September 30, 2021, as compared to £412 at December 31, 2020. At September 30, 2021, the carrying value of cash and investments was £493, an increase from £481 at December 31, 2020. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums, investment income and foreign exchange gains, partially offset by loss expenses, operating expenses and tax payments.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.
Available capital resources under Solvency II were a surplus of £245 at September 30, 2021, of which £237 were eligible to meet solvency capital requirements. This is an increase from December 31, 2020, when available capital resources were a surplus of £196 of which £184 were eligible to meet solvency capital requirements. Eligible capital resources at September 30, 2021, and December 31, 2020, were in comparison to regulatory capital requirements of £247 and £256, respectively. Therefore, Ambac UK remains deficient in terms of compliance with applicable regulatory capital requirements by £10 and £72 at September 30, 2021, and December 31, 2020, respectively. The deficit reduced as at September 30, 2021, due to an increase in eligible capital resources mainly caused by the increase over the period in long term discount rates which reduced the value of technical provision liabilities. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.

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
| Ambac Financial Group, Inc. 74 2021 Third Quarter FORM 10-Q |

The following table reconciles net income (loss) attributable to common stockholders to the non-GAAP measure, Adjusted Earnings (loss) on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended September 30,
	2021		2020
($ in millions, except share data)	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$17	$0.35	$(108)	$(2.33)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	—	—	—
Insurance intangible amortization	10	0.22	14	0.29
Foreign exchange (gains) losses	(2)	(0.04)	1	0.03
Adjusted earnings (loss)	$25	$0.53	$(93)	$(2.01)

	Nine Months Ended September 30,
	2021		2020
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$5	$(0.19)	$(423)	$(9.16)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	—	1	0.02
Insurance intangible amortization	42	0.90	41	0.88
Foreign exchange (gain) loss	6	0.12	—	(0.01)
Adjusted earnings (loss)	$53	$0.83	$(382)	$(8.27)
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
•Net unearned premiums and fees in excess of expected losses: Addition of the value of the unearned premium revenue ("UPR") on financial guarantee contracts, in excess of expected losses, net of reinsurance. This non-GAAP adjustment presents the economics of UPR and expected losses for financial guarantee contracts on a consistent basis. In accordance with GAAP, stockholders’ equity reflects a reduction for expected losses only to the extent they exceed UPR. However, when expected losses are less than UPR for a financial guarantee contract, neither expected losses nor UPR have an impact on stockholders’ equity. This non-GAAP adjustment adds UPR in excess of expected losses, net of reinsurance, to stockholders’ equity for financial guarantee contracts where expected losses are less than UPR. This adjustment is only made for financial guarantee contracts since such premiums are non-refundable.
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
| Ambac Financial Group, Inc. 75 2021 Third Quarter FORM 10-Q |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	September 30, 2021		December 31, 2020
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,061	$22.91	$1,080	$23.57
Adjustments:
Non-credit impairment fair value losses on credit derivatives	—	0.01	—	0.01
Insurance intangible asset	(330)	(7.14)	(373)	(8.14)
Net unearned premiums and fees in excess of expected losses	315	6.81	378	8.24
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(164)	(3.54)	(166)	(3.63)
Adjusted book value	$882	$19.05	$919	$20.05

The decrease in Adjusted Book Value was primarily attributable to the $14 reduction to retained earnings from the increase to the carrying value of redeemable NCI, the impact on expected future premiums from reinsurance and de-risking transactions partially offset by Adjusted earnings for the nine months ended September 30, 2021 (excluding earned premium previously included in Adjusted Book Value).
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk'
As of September 30, 2021, there were no material changes in the market risks that the Company is exposed to since December 31, 2020.
Item 4.     Controls and Procedures.
In connection with the preparation of this third quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended
September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any significant change to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 13. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 17: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion on legal proceedings against Ambac and its subsidiaries.
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
| Ambac Financial Group, Inc. 76 2021 Third Quarter FORM 10-Q |

References to the "Secured Notes" and the "Ambac Note" in the "Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2020, should be understood to refer to the LSNI Secured Notes and LSNI Ambac Note, respectively, for all times prior to the issuance of the Sitka Senior Secured Notes and Sitka AAC Note, respectively, on July 6, 2021 (as described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements included in this Form 10-Q), and should be understood to refer to the Sitka Senior Secured Notes and Sitka AAC Note, respectively, for all times after the issuance of the Sitka Senior Secured Notes and Sitka AAC Note, respectively, on July 6, 2021.
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
As of September 30, 2021, we have estimated RMBS R&W subrogation recoveries of $1,705 (net of reinsurance) included in our financial statements. These estimated recoveries are based on the contractual claims brought in the aforementioned litigations and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios. The estimated recoveries we have recorded do not represent the best or the worst possible outcomes with respect to any particular transaction or group of transactions.
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
Our ability to realize the estimated RMBS R&W subrogation recoveries included in our financial statements and the timing of the recoveries, if any, is subject to significant uncertainty, including the risks described above and uncertainties inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover all such amounts, our stockholders’ equity as of September 30, 2021, would decrease from $1,121 to $(585).
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
| Ambac Financial Group, Inc. 77 2021 Third Quarter FORM 10-Q |

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
In the event of rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding of AAC, creditors and claimants of AAC other than holders of Sitka Senior Secured
| Ambac Financial Group, Inc. 78 2021 Third Quarter FORM 10-Q |

Notes will not be entitled to recoveries based on the value of Ambac UK to the extent the security interest of the holders of Sitka Senior Secured Notes in the capital stock of Ambac UK is respected and any recoveries based on the value of Ambac UK are fully applied for the benefit of the holders of Sitka Senior Secured Notes. As a result, creditors and claimants of AAC other than holders of Sitka Senior Secured Notes may suffer greater losses in a rehabilitation, liquidation, conservation, dissolution or other insolvency proceeding of AAC than they would have suffered in such a proceeding had the capital stock of Ambac UK not been pledged for the benefit of the holders of Sitka Senior Secured Notes.
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
AAC has exposure to the Commonwealth of Puerto Rico (the "Commonwealth"), including its authorities and public corporations. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees. AAC had approximately $1,054 of net par exposure to the Commonwealth and these instrumentalities at September 30, 2021. Components of the overall Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. The outstanding net insured amount including accretion on capital appreciation bonds is approximately $1,275 at September 30, 2021. Total net insured debt service outstanding (net par and interest) to the Commonwealth and its instrumentalities was approximately $2,423 at September 30, 2021.
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
Substantial uncertainty also exists with respect to the ultimate outcome for creditors in Puerto Rico due to the November 3, 2021, Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth ("Eight Amended POA"), including whether or not the plan is confirmed and implemented and as to the ultimate recovery value of the consideration made available to creditors under various plan support agreements underpinning the Eighth Amended POA, which include contingent value instruments or CVI, the value which is entirely dependent upon the outperformance of certain tax revenues versus projections in the Commonwealth fiscal plans. In addition, uncertainty exists as it relates to legislation enacted by the Commonwealth and the United States, including PROMESA, as well as actions taken in reliance on such laws, including Title III filings.
Given the numerous uncertainties and risks existing with respect to the restructuring process, outcomes associated with the Eighth Amended POA, the October 8, 2021 proposed Qualifying Modification for CCDA ("CCDA QM"), the October 8, 2021 proposed Qualifying Modification for PRIFA ("PRIFA QM"), the July 27, 2021 PRIFA Related Plan Support Agreement (“PRIFA PSA”), the July 12, 2021, Amended and Restated Plan Support Agreement (“Amended and Restated GO/PBA PSA”), and the May 5, 2021, the PRHTA/CCDA Related Plan Support Agreement (“PRHTA/CCDA PSA”), no assurance can be given that ultimate debt service discounts will not be more severe than those implied by the Eighth Amended POA and cause AAC to experience losses materially exceeding current reserves.
As of July 27, 2021, AAC had signed on to the PRIFA PSA, the Amended and Restated GO/PBA PSA and the PRHTA/CCDA PSA. As of the October 18, 2021 voting deadline, AAC had voted to support the amended plan of adjustment and as of the November 3, 2021 voting deadline, AAC had voted to support both the CCDA QM and PRIFA QM.
It is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted and could significantly further impair our exposures or impact the value of the creditor consideration, including new GO and PRHTA bonds and CVI, proposed in the Eighth Amended POA, the CCDA QM, the PRIFA QM and various plan support agreements. In addition, there are possible final legal determinations that could result in losses exceeding our current reserves by a material amount and further increases to our loss reserves. In particular, in a Title III process, should court-approved plans of adjustment for the Commonwealth, the Puerto Rico Highways and Transportation Authority ("PRHTA"), the Puerto Rico Public Buildings Authority ("PBA") or any other issuers of AAC’s insured debt that may or may not file for Title III protection contemplate discounts to debt service implied by, or even worse than, the most recently certified Commonwealth fiscal plan (April 23, 2021) (the “Commonwealth Fiscal Plan”) or
| Ambac Financial Group, Inc. 79 2021 Third Quarter FORM 10-Q |

should AAC receive unfavorable judgments in the litigations to which it is a party (though most are currently stayed), AAC’s financial condition would be materially adversely affected.
For example, under the PRIFA PSA that was signed on July 27, 2021, by the Oversight Board, as representative of the Commonwealth of Puerto Rico, AAC, FGIC, and other holders of PRIFA bonds, PRIFA creditors will receive, on account of approximately $1,900 of allowed claims arising from PRIFA bonds, consideration in the form of (a) $193.5 in cash and (ii) a CVI premised on outperformance of general fund rum tax collections relative to the certified 2021 Commonwealth Fiscal Plan's projection (the "Rum Tax CVI"). The Rum Tax CVI is subject to a lifetime nominal cap of about $1,300, and is also subject to various permitted rum tax waterfall deductions and caps on distributions. The Rum Tax CVI will be deposited into a CVI master trust (the "CVI Master Trust") and into sub trust (the "PRIFA CVI Sub Trust") within the CVI Master Trust and will held for the benefit of PRIFA bondholders; the PRIFA CVI Sub Trust will also be funded with an approximately 27% share of the Clawback CVI (described below), which is tied to potential cash payments related to the outperformance of the Commonwealth's sales and use tax ("SUT") against the certified 2020 Commonwealth Fiscal Plan's projections. The value of the PRIFA Trust is highly uncertain given the contingent, outperformance-driven structure of the instrument coupled with the likely back-ended nature of most of the potential cash flows.
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
The PRHTA/CCDA PSA, dated May 5, 2021, between the Oversight Board as representative of the Commonwealth of Puerto Rico and PRHTA, Assured, National, and certain holders of PRHTA and CCDA bonds, which AAC joined on July 15, 2021, provides consideration for holders of PRHTA and CCDA bonds on account of their claims against the Commonwealth consists of interests of approximately 69% and 4%, respectively, of a contingent value instrument tied to the outperformance of the SUT against the certified 2020 Commonwealth Fiscal Plan's projections (the "Clawback CVI"). The Clawback CVI outperformance measures are subject to a lifetime nominal cap of 75% of the allowed PRHTA and CCDA claims under the Commonwealth plan of adjustment. The value of the Clawback CVI is highly uncertain given the contingent, outperformance-driven structure of the instrument coupled with the likelihood that cash flows in later years (years 23 through 30) will significantly exceed those in earlier years. In addition, under the PRHTA/CCDA PSA, the PRHTA creditors will also receive new PRHTA bonds with a face amount of $1,245 and $389 of cash proceeds, including a $264 interim distribution, payable at the effective date of the Commonwealth plan of adjustment. Of the $264 interim cash distribution, $184.8 will be allocated to holders of PRHTA '68 bonds and $79.2 will be allocated to holders of PRHTA '98 bonds. Of the $1,245 in new PRHTA bonds, approximately $646.4 will be allocated to holders of PRHTA '68 bonds and approximately $598.6 will be allocated to holders of PRHTA '98 bonds. Claim recovery expectations for PRHTA creditors under the PRHTA/CCDA PSA agreement are uncertain and subject to interpretation due to the aforementioned uncertainty related to the value of the Clawback CVI. Under the PRHTA/CCDA PSA, CCDA creditors will receive $112 of cash, inclusive of up to $15 related to restriction fees and consummation costs, payable at the effective date of the Commonwealth plan of adjustment.
It is unclear how details under the agreements and plans described above may change. If the Eighth Amended POA is not confirmed in its current or similar form, the CCDA QM and PRIFA QM are not confirmed or approved, or the PRHTA plan of adjustment differs substantially from the existing plan support agreement, AAC’s financial condition could be materially adversely affected. Additionally, no assurances can be given as to the outcomes of litigations filed, or that may be filed, in connection with the Eighth Amended POA, a PRHTA plan of adjustment, or the CCDA QM and PRIFA QM, including but not limited to litigations to which AAC is a party. As a result of such outcomes, consideration received by AAC or holders of AAC-insured bonds under such plans or agreements, and AAC's financial condition, may be materially and adversely affected. It is also possible that economic or demographic outcomes may be as, or worse than, forecasted in the Commonwealth Fiscal Plan or under proposals or plans promulgated by the Commonwealth or its instrumentalities in or in connection with a Title III process or otherwise, which could result in performance-dependent sources of recovery like the contingent value instruments described above to produce no value or less value than expected based on current circumstances and assumptions.
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
Everspan Group may not be successful in executing its business plans or may experience greater than expected insurance underwriting losses and/or reinsurance counterparty losses,
| Ambac Financial Group, Inc. 80 2021 Third Quarter FORM 10-Q |

which could result in losses material to Everspan's capital position, a downgrade of its AM Best rating and a loss of its franchise value. Such events could have a material adverse impact on the value of AFG's shares.
Everspan Group is in the nascent stage of the specialty insurance program business. Its business plans envision the establishment of programs with managing general agents ("MGAs") and managing general underwriters ("MGUs") over time. The success of these programs is dependent upon the quality of business sourced by the MGAs and MGUs, the effectiveness of the management of programs by MGAs and MGUs, the quality and creditworthiness of reinsurance obtained with respect to the risks underwritten by Everspan Group, the dependability of underwriting performed by Everspan Group with respect to its specialty insurance programs, loss experience over time, premium levels, competition and other factors, some of which will be outside the control of Everspan Group. Should Everspan Group fail in executing its business plans or experience greater than expected losses due to shortcomings in the management of programs by MGAs or MGUs, Everspan Group's underwriting of risks, the performance of reinsurers or other factors, Everspan Group may suffer losses that are material to its capital position, a downgrade in its AM Best rating and/or a loss of its franchise value. Any such outcomes could have a material adverse impact on the value of AFG's shares.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the third quarter of 2021. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the third quarter of 2021, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	Jul-2021	Aug-2021	Sep-2021	Third Quarter 2021
Total Shares Purchased (1)	10,201	—	584	10,785
Average Price Paid Per Share	$14.85	$—	$13.86	$14.80
Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	—	—	—	—
Maximum Number of Shares That may Yet be Purchased Under the Plan	—	—	—	—
(1)    There were no other repurchases of equity securities made during the three months ended September 30, 2021. Ambac does not have a stock repurchase program.
Item 3.    Defaults Upon Senior Securities — No matters require disclosure.
Item 5.    Other Information — No matters require disclosure.
| Ambac Financial Group, Inc. 81 2021 Third Quarter FORM 10-Q |

Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
4.1
Indenture, dated as of July 6, 2021, between Sitka Holdings, LLC and The Bank of New York Mellon, as trustee and note collateral agent (Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on July 6, 2021).

4.2	Form of LIBOR plus 4.50% Floating Rate Senior Secured Notes due 2026 (Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on July 6, 2021).
4.3
Promissory Note and Security Agreement issued by Ambac Assurance Corporation in favor of Sitka Holdings, LLC (Incorporated by reference to exhibit 4.3 filed with the Company’s Current Report on Form 8-K filed on July 6, 2021).

10.1
Collateral Agreement, dated as of July 6, 2021, made by Sitka Holdings, LLC in favor of The Bank of New York Mellon, as note collateral agent and trustee (Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on July 6, 2021).

10.2
Financial Guaranty Insurance Policy, dated July 6, 2021, issued by Ambac Assurance Corporation (Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on July 6, 2021).

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

AMBAC FINANCIAL GROUP, INC.

Dated:	November 8, 2021	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)
| Ambac Financial Group, Inc. 82 2021 Third Quarter FORM 10-Q |