Form 10-K
period 2021-12-31
AMBAC FINANCIAL GROUP INC
filed 2022-02-24
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2021 was $723,465,112. As of February 22, 2022, there were 46,337,006 shares of Common Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement related to its annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I			PART II (CONTINUED)
1	Business	2		Accounting Standards	54
	Introduction	2		U.S. Insurance Statutory Basis Financial Results	54
	Description of the Business	2		Ambac UK Financial Results Under UK Accounting Principles	56
	Enterprise Risk Management	8		Non-GAAP Financial Measures	57
	Available Information	9	7A	Quantitative and Qualitative Disclosures about Market Risk	58
	Insurance Regulatory Matters and Other Restrictions	9	8	Financial Statements and Supplementary Data	61
	Investments and Investment Policy	11	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	139
	Employees	11	9A	Controls and Procedures	139
1A	Risk Factors	12	9B	Other Information	139
1B	Unresolved Staff Comments	27	PART III
2	Properties	27	10	Directors, Executive Officers and Corporate Governance	139
3	Legal Proceedings	27	11	Executive Compensation	140
4	Mine Safety Disclosures	27	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	140
PART II			13	Certain Relationships and Related Transactions, and Director Independence	141
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27	14	Principal Accountant Fees and Services	141
6	Selected Financial Data	29	PART IV
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29	15	Exhibits, Financial Statement Schedules	141
	Executive Summary	29		Schedule I—Summary of Investments Other Than Investments in Related Parties	145
	Critical Accounting Policies and Estimates	32		Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	146
	Financial Guarantees in Force	34		Schedule IV—Reinsurance	151
	Results of Operations	42
	Liquidity and Capital Resources	46	SIGNATURES		152
	Balance Sheet	48

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac Financial Group’s (“AFG”) and its subsidiaries’ (collectively, “Ambac” or the “Company”) actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of AFG’s common stock and volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation (“AAC”) and its subsidiaries or from the specialty property and casualty program insurance business, the managing general agency/underwriting business, or related businesses; (3) the inability of AAC to realize the expected recoveries, including RMBS litigation recoveries, included in its financial statements, or changes in estimated RMBS litigation recoveries over time; (4) failure to recover claims paid on Puerto Rico exposures or realization of losses in amounts higher than expected; (5) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (6) potential for rehabilitation proceedings or other regulatory intervention against AAC; (7) credit risk throughout Ambac’s business, including but not limited to credit risk related to insured residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including risks associated with Chapter 9 and other restructuring proceedings), issuers of securities in our investment portfolios, and exposures to reinsurers; (8) our inability to effectively reduce insured financial guarantee exposures or achieve recoveries or investment objectives; (9) our inability to generate the significant amount of cash needed to service our debt and financial obligations, including through litigation recoveries or disposition of assets, and our inability to refinance our indebtedness; (10) Ambac’s substantial indebtedness could adversely affect its financial condition and operating flexibility;
(11) Ambac may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (12) the impact of catastrophic public health, environmental or natural events, including events like the COVID-19 pandemic, on significant portions of our insured portfolio; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) risks associated with adverse selection as Ambac’s financial guarantee insurance portfolio runs off; (15) the risk that Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (16) restrictive covenants in agreements and instruments that impair Ambac’s ability to pursue or achieve its business strategies; (17) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce financial guarantee risks in its insured portfolio; (18) disagreements or disputes with Ambac's insurance regulators; (19) loss of control rights in transactions for which we provide financial guarantee insurance; (20) adverse tax consequences or other costs resulting from the characterization of the AAC’s surplus notes or other obligations as equity; (21) risks attendant to the change in composition of securities in the Ambac’s investment portfolio; (22) adverse impacts from changes in prevailing interest rates; (23) events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisition of 80% of the membership interests of Xchange Benefits, LLC and Xchange Affinity Underwriting Agency, LLC; (24) risks associated with the expected discontinuance of the London Inter-Bank Offered Rate; (25) factors that may negatively influence the amount of installment premiums paid to Ambac; (26) risks relating to determinations of amounts of impairments taken on investments; (27) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith; (28) actions of stakeholders whose interests are not aligned with broader interests of the Ambac's stockholders; (29) system security risks, data protection breaches and cyber attacks; (30) regulatory oversight of Ambac Assurance UK Limited (“Ambac UK”) and applicable regulatory restrictions may adversely affect our ability to realize value from Ambac UK or the amount of value we ultimately realize; (31) failures in services or products provided by third parties; (32) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (33) fluctuations in foreign currency exchange rates; (34) failure to realize our business expansion plans or failure of such plans to create value; (35) greater competition for our specialty property & casualty program insurance business; (36) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (37) disintermediation within the insurance industry or greater competition that negatively impacts our managing general agency/underwriting business; (38) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; and (39) other risks and uncertainties that have not been identified at this time.
| Ambac Financial Group, Inc. 1 2021 FORM 10-K |

PART I
Item 1.    Business
INTRODUCTION
Ambac Financial Group, Inc. ("AFG"), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's business operations include:
•Financial Guarantee ("FG") Insurance — Ambac Assurance Corporation ("AAC") and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”) are legacy financial guarantee insurance carriers, both of which have been in runoff since 2008 (the "Financial Guarantee Insurance companies").
•Specialty Property & Casualty Program Insurance ("SPCP") — Currently includes excess and surplus lines (“E&S” or “nonadmitted”) insurer Everspan Indemnity Insurance Company ("Everspan Indemnity") and admitted insurer Everspan Insurance Company, along with four other admitted insurance carrier subsidiaries (“Everspan”). Everspan insurance carriers that are currently part of the intercompany pooling agreement received an AM Best Financial Strength rating of 'A-' (Excellent) in February 2021 and launched its first insurance program in May 2021.
•Managing General Agency / Underwriting ("MGA/U")— Currently includes Xchange Benefits, LLC and Xchange Affinity Underwriting Agency, LLC (collectively, “Xchange”) a property and casualty Managing General Underwriter of which AFG acquired 80% on December 31, 2020. Refer to Note 3. Business Combination to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information relating to this acquisition.
AFG has $269 million in net assets (excluding its investment in subsidiaries) and net operating loss carry-forwards of $3,744 million ($2,148 million of which is allocated to AAC) at December 31, 2021.  See Schedule II for more information on the holding company.
While SPCP and MGA/U (together, the "Specialty P&C Program Insurance Platform") are distinct businesses, they are currently not significant enough to Ambac's operations to warrant segment presentation. Management evaluates its reportable segments at least annually and as facts and circumstances change.
Corporate Strategy:
The Company's primary goal is to maximize shareholder value through the execution of key strategies for both its (i) Specialty P&C Program Insurance Platform and (ii) Financial Guarantee Insurance companies.
Specialty P&C Insurance Program Platform strategic priorities include:
•Growing and diversifying Everspan's participatory fronting platform with existing and new program partners.
•Building a leading federation of specialty MGA/U partners through additional acquisitions and de novo builds, supported by a centralized business services unit including core technology solutions.
•Making opportunistic investments that are strategic to the overall Specialty P&C Program Insurance Platform.
Financial Guarantee Insurance companies’ strategic priorities include:
•Actively managing, de-risking and mitigating insured portfolio risk.
•Pursuing loss recovery through active litigation and other means, particularly residential mortgage back security representation and warranty litigation.
•Improving operating efficiency and optimizing our asset and liability profile.
•Exploring, at the appropriate time, strategic options to further maximize value for AFG.
DESCRIPTION OF THE BUSINESS
Financial Guarantee Insurance Business:
Financial guarantee insurance policies provide an unconditional and irrevocable guarantee which protects the holder of a debt obligation against non-payment when due of the principal and interest on the obligations guaranteed. Pursuant to such guarantees, AAC and Ambac UK make payments if the obligor responsible for making payments fails to do so when due. AAC and Ambac UK's financial condition began to deteriorate in 2007 as a result of which these companies have been unable to write new financial guaranty business since such time.
Ambac's Financial Guarantee business strategy is to increase the residual value of AAC and Ambac UK with the ultimate goal of monetizing such value through (i) dividends and capital distributions while managing their active run-off; (ii) one or more reinsurance transactions or other de-risking transactions that will accelerate or enhance the ability of AAC and/or Ambac UK to pay dividends and make capital distributions; (iii) the sale of all or portions of AAC and Ambac UK, or (iv) other strategic transactions to accelerate or enhance the above-stated corporate strategy. We can provide no assurance that Ambac will achieve any of the aforementioned goals. AAC and Ambac UK have been working toward reducing risk within their insured portfolios, such as exposures to financially stressed municipal entities (including Puerto Rico) and asset-backed securities (including residential mortgage-backed securities ("RMBS") and student loan-backed securities). Opportunities for remediating losses on poorly performing insured transactions depend on a number of factors including market conditions, the structure of the underlying risk and associated policy, as well as counterparty specific factors. AAC's ability to remediate risk and commute policies may be limited by available liquidity. Additionally, AAC and Ambac UK are actively managing their regulatory frameworks and seeking to optimize capital allocation in a challenging environment that includes long
| Ambac Financial Group, Inc. 2 2021 FORM 10-K |

duration obligations. AAC is also actively prosecuting legal claims to recover losses in its FG portfolio.
With regards to AAC, this strategy is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC; the Stipulation and Order (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K); and in the indenture for the Tier 2 Notes (as defined in Note 12. Long-term Debt to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K), each of which requires OCI (as defined below) and, under certain circumstances, holders of the debt instruments benefiting from such restrictions, to approve certain actions taken by or in respect of AAC. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
Financial guarantee revenues consist mostly of premiums earned from insurance contracts, net of reinsurance. Financial guarantee expenses consist of: (i) loss and commutation payments; (ii) loss adjustment expenses; (iii) interest expense on debt, (iv) operating expenses and (v) insurance intangible amortization.
AAC’s ability to pay dividends to AFG has been significantly restricted by the deterioration of AAC’s financial condition and by regulatory, legal and contractual restrictions. It is highly unlikely that AAC will be able to make dividend payments to AFG for the foreseeable future, which constrains AFG's liquidity. Refer to "Dividend Restrictions, Including Contractual Restrictions" below and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on dividend payment restrictions.
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
Credit risk associated with interest rate derivative positions primarily relates to the potential default of a counterparty. As AFS's interest rate derivatives generally consist of centrally cleared swaps, US treasury futures, the associated credit risk is mitigated through the use of industry standard collateral or margin requirements. For the small number of remaining legacy derivatives with financial guarantee customers that do not require collateral, credit risk is managed through the risk management processes described in the Risk Management Group section below.
Ambac manages a variety of risks inherent in its businesses, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A in this Form 10-K for further information.
Risk Management
Ambac’s financial guarantee insurance policies and credit derivative contracts expose the Company to the direct credit risk of the assets and/or obligor supporting the guaranteed obligation. In addition, insured transactions expose Ambac to indirect risks that may increase our overall risk, such as credit risk separate from, but correlated with, our direct credit risk; market; model; economic; natural disaster; pandemic and mortality or other non-credit type risks. Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Guarantees in Force” section below for details on the financial guarantee insured portfolio.
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
Surveillance
The Surveillance group's focus is on the early identification of potential stress and/or credit deterioration and the related analysis of credit exposures in the insured portfolio. Additionally, Surveillance evaluates the impact of changes in the economic, regulatory or political environment on the insured portfolio.
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
| Ambac Financial Group, Inc. 3 2021 FORM 10-K |

this Form 10-K for further discussion of the various credit classifications utilized by Ambac. If a problem is detected, the Surveillance group will then work with the Risk Remediation group on a loss mitigation plan, as necessary.
The insured portfolio contains exposures that are correlated and/or concentrated. RMG's surveillance activities include identifying these types of exposures and identifying the risks that would or could trigger credit deterioration across these related exposures. This is the case with student loans and RMBS, for example, which have several correlations including those associated with consumer lending, unemployment and home prices. In the future, Ambac’s portfolio may be subject to similar credit deterioration arising from concentrated and/or correlated risks. Examples of other such risks that could impact our portfolio, and that our surveillance is designed to monitor include the impact of potential municipal bankruptcy contagion, the impact of tax reform on state and municipal bond issuers, the impact of large scale domestic military cutbacks on our privatized military housing portfolio and event risk such as pandemics (e.g., COVID-19), natural disasters or other regional stresses. Most such risks cannot be predicted and may materialize unexpectedly or develop rapidly. Although our surveillance allows us to connect the event and stress to the related exposures and assign an adverse credit classification and estimate losses across the affected credits, when necessary, we may not have adequate resources or contractual rights and remedies to mitigate loss arising from such risks.
Risk Remediation
Risk Remediation's focus is on exposure reduction and loss mitigation related to the insured portfolio. In particular, this group focuses on reducing exposure to credits that have negative developing trends, the potential for future adverse development or are already adversely classified by, among other things, exercising rights and remedies, which may help to mitigate losses in the event of further deterioration or events of default, or, as available, working with an issuer to refinance, defease or otherwise retire debt.
Loss mitigation focuses on the execution of commutation and related claims reduction or workout strategies for policies with potential future claims. For certain adversely classified, survey list and watch list credits, Risk Remediation will develop and implement a remediation or loss mitigation plan that could include actions such as working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize AAC’s exposure to potential loss. Other actions could include working with bond holders and other economic stakeholders to negotiate, structure and execute solutions, such as commutations. In addition, reinsurance is used as a remediation tool to reduce exposure to certain targeted policies and large concentrations.
Adversely classified, survey list and watch list credits are tracked closely as part of the risk remediation process and are discussed at regularly scheduled meetings with Credit Risk Management (see discussion following in “Credit Risk Management”). In some cases, the RMG will engage restructuring or workout experts, attorneys and/or other consultants with appropriate expertise in the targeted loss mitigation area to assist in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.
We have established cross-functional teams in key areas of focus, comprised of personnel both within the RMG and in other departments, as part of the risk remediation process. An example of such efforts includes the teams of professionals focused on the review and enforcement of contractual representations and warranties ("R&W") supporting RMBS policies. Members of these cross-functional teams will often work with external experts in the pursuit of risk reduction efforts.
Credit Risk Management ("CRM")
The CRM function manages the decision process for all material matters that affect credit exposures within the insured portfolio. CRM provides a forum for independent assessments, reviews and approvals and drives consistency and timeliness. The scope of credit matters under the purview of CRM includes material amendments, consents and waivers, evaluation of remediation or loss mitigation plans, credit review scheduling, credit classifications, rating designations, review of watch list or adversely classified credits, sector reviews and overall portfolio reviews. Formal plans or transactions that relate to risk remediation, loss mitigation or restructuring may also require AAC Risk Committee approval, as described below in the section entitled, "Enterprise Risk Management."
Control Rights
In structured transactions, including certain structured public finance transactions, AAC may be the control party as a result of insuring the transaction’s senior class or tranche of debt obligations. The control party may direct specified parties, usually the trustee, to take or not take certain actions following contractual defaults or trigger events. Control rights and the scope of direction and remedies vary considerably among our insured transactions. Because Ambac is party to and/or has certain rights in documents supporting transactions in the insured portfolio, Ambac frequently receives requests for amendments, consents and waivers (“ACWs”). CRM reviews, analyzes and processes all requests for ACWs. The decision to approve or reject ACWs is based upon certain credit factors, such as the issuer’s ability to repay the bonds and the bond’s security features and structure. As part of the CRM process, members of the RMG review, analyze and process all requests for ACWs. Similarly, in certain international structured finance, regulated utility, public-private partnerships and other international transactions, Ambac UK may be the control party. Because Ambac UK is party to and/or has certain rights in documents supporting Ambac UK-insured transactions, Ambac UK receives requests for ACWs. At Ambac UK, the Portfolio Risk Management team reviews, analyzes and processes ACWs with similar credit considerations as noted in the AAC process factored into the decision to approve or reject the ACW.
As a part of the Segregated Account Rehabilitation Proceedings (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K), the Rehabilitation Court (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K) enjoined certain actions by other parties to preserve AAC’s control rights that could otherwise have lapsed or been
| Ambac Financial Group, Inc. 4 2021 FORM 10-K |

compromised. Pursuant to the Second Amended Plan of Rehabilitation (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K) and orders of the Rehabilitation Court, such protections continue after the conclusion of the Segregated Account Rehabilitation Proceedings.
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
Specialty Property & Casualty Program Insurance
Everspan’s strategy is to develop a sustainable, long-term specialty property & casualty program insurance business with diverse classes of risks. Everspan sources business through program administrators and managing general agents (collectively “MGA”), reinsurers, brokers, producers and others. Everspan is developing long-term relationships with its distribution partners. Subject to Everspan's operational oversight, Everspan engages third parties to market and administer policies and handle claims within defined authorities on Everspan's behalf. Everspan's management team has significant years of experience in the program insurance business and has long-standing and broad relationships with MGAs, reinsurers, brokers, producers and third-party claims administrators.
Everspan is comprised of Everspan Indemnity Insurance Company, an E&S carrier, which is eligible to write business in all U.S. states and territories and five admitted carriers. Everspan's admitted carriers include:
•Everspan Insurance Company, which holds certificates of authority in fifty-one U.S. states and territories, of which forty-six grant full property and casualty authority.
•Providence Washington Insurance Company (“PWIC”) and 21st Century Indemnity Insurance Company, 21st Century Pacific Insurance Company and 21st Century Auto Insurance Company of New Jersey (collectively, the "21st Century Companies"), which were acquired by Everspan Insurance Company on October 1, 2021 and January 1, 2022, respectively.
•PWIC holds certificates of authority in forty-seven states and territories; and the vast majority of PWIC’s legacy liabilities have been transferred out of PWIC pursuant to an insurance business transfer, which was approved by the Oklahoma County District Court in October 2020. All remaining liabilities are fully ceded to reinsurers and are supported by an unlimited indemnity from the Seller, Enstar Holdings (US), which mitigates any residual risk to these reinsurers.
•The 21st Century Companies were acquired from a national insurance group that has a Financial Strength Rating of “A” (Excellent) from AM Best. The 21st Century Companies collectively possess active certificates of authority in thirty-six states. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities. The 21st Century Companies will be re-named during 2022.
Everspan is focused on generating strong underwriting results via its participatory risk retention business model. For the year ended December 31, 2021, Everspan issued insurance policies generating $13 million of gross written premium, of which Everspan retained approximately 20%. Everspan may retain up to 30% of risk on each program and will reinsure the remainder to reinsurers and other providers of risk capital. These reinsurers may be domestic and foreign (re)insurers and institutional risk investors (capacity providers) that want access to specific lines of U.S. property and casualty insurance business that they may not have the required licenses and filings to otherwise insure. Everspan purchases reinsurance to manage its net retention on individual risks and overall exposure to losses, while providing it with the ability to offer policies with sufficient limits to meet producer and policyholder needs. Generally, reinsurance contracts are specific to a program, are purchased on an annual basis and are subject to renegotiation at renewal. The key contractual provisions include, but are not limited to, those relating to ceding commissions, fronting fees, required reports to reinsurers, responsibility for taxes, arbitration in the event of a dispute and Everspan's termination rights when, among other triggers, a reinsurer defaults (such as by failing to collateralize its obligations when required) or its financial strength falls below an acceptable level. Everspan’s ceded reinsurance contracts do not legally discharge Everspan from its primary liability for the full amount of the policies, and Everspan will be required to pay the loss and bear collection risk if a reinsurer fails to meet its obligations under the reinsurance agreement. Everspan mitigates this credit risk by selecting well capitalized, highly rated, authorized capacity providers, or requiring that the capacity provider post collateral to secure the reinsured risks. See Note 7. Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on reinsurance recoverables, including the evaluation for credit impairments.
| Ambac Financial Group, Inc. 5 2021 FORM 10-K |

Competition:
Everspan faces competition from program business market participants such as State National, Clear Blue Insurance Group, Accelerant Specialty, Benchmark Insurance Company, Falls Lake Insurance, Fortegra Insurance Group, Spinnaker Insurance Company and Accredited Surety and Casualty Company, Inc. Most of these entities have both admitted and E&S carriers. Competition may take the form of lower ceding fees, broader coverages, greater product flexibility, higher coverage limits, greater customer service or higher financial strength ratings by independent rating agencies.
Few barriers exist to prevent insurers from entering target markets within the property and casualty industry. Market conditions and capital capacity influence the degree of competition at any point in time. During periods of excess underwriting capacity, as defined by the availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable for insurers. Historically, the performance of the property and casualty insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. At any given time, Everspan's portfolio of insurance products could experience varying combinations of these characteristics. This cyclical market pattern can be more pronounced in the specialty insurance and reinsurance markets in which Everspan competes than in the standard insurance market. For the last several years the property and casualty industry has been in a period of high premium rates with a shortage of underwriting capacity. While not anticipated to end in the short-term, this cyclical period will eventually end, perhaps unexpectedly. The end of this favorable cycle could have negative consequences for Everspan's growth and profitability prospects.
Business Acquisition and Program Partner Selection:
As noted above, most of Everspan’s programs are sourced either from MGAs or through other third parties, such as reinsurance brokers, that are seeking to provide customized insurance solutions that require a carrier with a high rating from AM Best. Everspan works with MGAs that leverage both data and technology to streamline or improve the underwriting process.
For each new opportunity that Everspan chooses to evaluate, an initial evaluation of the MGA is conducted, including an assessment of its underwriting approach, philosophy, size, quality of management, past performance, future performance targets and, above all, compatibility with Everspan’s operating model, risk appetite, and existing book of business. Upon receipt of a new submission, Everspan promptly determines whether the program is within Everspan's appetite and Everspan has the ability to write the program; it then either declines or starts an initial diligence process. During the initial diligence process, underwriting, actuarial and program management resources review the submission. If approved by these resources, an underwriting memorandum is prepared and submitted to Everspan's Underwriting Risk Committee for initial approval. Everspan's Underwriting Risk Committee is chaired by Everspan’s Chief Underwriting Officer and consists of employees and consultants with expertise in underwriting, credit, and finance. If initial approval is received, Everspan then conducts comprehensive underwriting, claims, operational, compliance and financial diligence on the partner. As part of the diligence process, Everspan works closely with the potential MGA to design the program’s underwriting guidelines, ongoing reporting and auditing requirements. Everspan also typically requires the producing partner to retain underwriting risk or otherwise align incentives with the program’s underwriting performance.
Additionally, as part of the diligence process for each program, Everspan will perform a review of the claims management function, typically performed by a third-party claims administrator or (“TPA”), which in some cases are managed by the MGA or producing partner. Diligence focuses on claims handling and litigation management, compliance, finance, governance, staff and vendor management, data and IT.
After due diligence is completed and reinsurers are identified, each program is presented to the Underwriting Risk Committee for final approval. The Underwriting Risk Committee will consider recommendations made by the credit subcommittee as respects the solvency of the MGA and/or reinsurers.
Ongoing monitoring:
For active programs, Everspan authorizes MGAs to underwrite and bind coverages in accordance with approved underwriting guidelines and delegates authority to the TPA for claims adjustment and payment. Everspan closely monitors each MGA and TPA’s adherence to the agreed upon underwriting and claims guidelines. Everspan will conduct periodic reviews of loss experience, rate levels, reserves and the overall financial health of the MGA and TPA and hold monthly underwriting meetings with both the MGA and TPA. Underwriting and claims data is provided by the MGAs and TPAs monthly. Additionally, Everspan conducts underwriting, claims and accounting audits, generally on-site, for each program at least once a year. Although Everspan monitors its programs on an ongoing basis including performance of statutory required procedures, monitoring efforts may not be adequate, or these entities may exceed their underwriting or claims settlement authorities or otherwise breach obligations owed to Everspan. To the extent that these entities exceed their authorities or otherwise breach obligations owed to Everspan in the future, our results of operations or financial condition could be materially adversely affected. Everspan maintains the right to terminate relationships with its MGAs and TPAs. Reasons to terminate a relationship include an inability to produce targeted underwriting results, writing exposures outside of agreed upon risk tolerances, delinquency in meeting reporting requirements, a change of strategic direction, or failure to meet collateral or other commitments to Everspan.
Ratings:
Ratings are an important factor in assessing Everspan’s competitive position in the insurance industry. AM Best assigns Financial Strength Ratings (FSRs) to property and casualty insurance companies based on quantitative criteria such as profitability, leverage and liquidity, as well as qualitative assessments such as the spread of risk, the adequacy and soundness of ceded reinsurance, the quality and estimated market value of assets, the adequacy of loss reserves and surplus
| Ambac Financial Group, Inc. 6 2021 FORM 10-K |

and the competence, experience and integrity of management. AM Best's FSR scale ranges from 'A++' (superior) to 'D' (poor). These ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by AM Best. Additionally, AM Best assigns a Best’s Financial Size Category (FSC) to letter-rated insurers, which is a convenient indicator of the company’s size. The FSC is represented by Roman numerals ranging from Class I (smallest) to Class XV (largest). The FSC is not part of the FSR.
Everspan insurance carriers that were part of the intercompany pooling agreement during 2021 received an AM Best rating of 'A-' (Excellent) and Financial Size Category of Class VIII. We view this rating and financial size category as a competitive advantage in the marketplace. Under the intercompany pooling agreement, affiliated parties agree to and associate themselves, as the Everspan Pool, for the purpose of insuring and reinsuring all business written by or on behalf of each of them, with the intention that each party shall participate, jointly and severally, in the fortunes of the combined underwriting, reinsurance, retrocessions, and claim operations of the other party to the extent of their respective fixed percentage in the Everspan Pool. It is expected that the newly acquired admitted carriers will be participants to the Everspan Pool in 2022 or have a reinsurance agreement with an Everspan entity to share underwriting risk.
A downgrade in the AM Best rating could adversely impact Everspan’s business volumes and competitive position because demand for certain of its products may be reduced, particularly because some customers require that Everspan maintain minimum ratings to enter, maintain or renew business with it.
Managing General Agency / Underwriting
Ambac’s MGA/U strategy is to build a diversified portfolio of MGA/U covering various P&C products. Ambac expects to grow the MGA/U business using several strategies, including (i) organic growth, (ii) additional acquisitions and/or partnerships, and (iii) hiring experienced underwriting teams to incubate our own MGA/U. Key criteria include a track record of profitability and a seasoned management team. Insurance underwritten through Ambac's MGA/Us may utilize Everspan as an insurance carrier, but will not necessarily be required to do so, depending on strategic and operational considerations.
On December 31, 2020, Ambac acquired 80% of the membership interests of Xchange. Xchange's management team has significant longstanding relationships with carriers, agents, policyholders, affinity groups and reinsurers. Ambac has the option to purchase the remaining 20% after 2023 and Xchange's management has the option to sell their 20% to Ambac after 2025. Xchange was formed in 2010 and operates through specialty producers in accident and health sectors across the U.S. which are typically not targeted by large direct writers and to whom Xchange customized service.
Below is a description of Xchange's largest products for which it is delegated underwriting authority by insurance carriers:
Employer Stop Loss ("ESL") — provides protection for self-insured employers by serving as a reimbursement mechanism for catastrophic claims, both specific and in aggregate exceeding pre-determined levels.
Limited Medical ("LM") — designed for those not covered by traditional Affordable Care Act medical programs and sold primarily through affinity groups, providing a variety of medically related benefits such as inpatient hospital stays, diagnostic services or physician visits.
Short-term Medical ("STM") — sold primarily through affinity groups, providing non Affordable Care Act comprehensive medical coverage for short durations (i.e. less than one year).
Xchange underwrote premiums for its carriers of approximately $118 million for the year ended December 31, 2021.
Xchange is compensated for its services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in the case of ESL, managing claims under an agency agreement. Commission revenues are usually based on a percentage of the premiums paid by the insured. Xchange is also eligible to receive profit sharing contingent commissions on certain programs (mostly LM and STM) based on the underwriting results of the policies it writes, which may cause some variability in revenue and earning recognition. Gross Commission revenues for 2021 were $26 million. Business written by Xchange is generally concentrated in January and July, which may result in revenue and earnings concentrations in the first and third quarters each calendar year. Xchange's core expenses include commissions it pays to its independent agents / producers and compensation for its management and staff, which currently total 21 individuals. Commission expenses are a variable cost as we pay a percentage of premiums written to the agents / producers.
Xchange conducts business through approximately ten insurance carriers and dozens of agents and other distributors. Commission revenue and expense growth will be driven by Xchange’s expansion of its U.S. geographic distribution, diversification of its products and by adding new insurance carriers and their related distribution network.
Competition:
The MGA/U business is highly competitive, and firms actively compete with Xchange for customers and insurance carrier capacity.
•The ESL market is increasing in size as large companies continue to transition from fully insured to self-funded. As the market size increases, capital is flowing into the market, but prices and margins remain stable. Blue Cross, UnitedHealth, CIGNA and Aetna are the largest writers. Competition also comes from large direct writers such as Tokio Marine, HCC and Sun Life as well as smaller carriers such as Gerber Life writing through other MGA/U firms.
•For LM and STM, overall market conditions remain stable. The overall market is large as entrepreneurs and the unemployed seek options for individual insurance. Competition for Xchange's business comes from both direct carriers and other intermediaries and, depending on the product, may include Blue Cross, UnitedHealth, CIGNA, Aetna, Tokio Marine, Houston Casualty Company, Sun Life, United Health, Axis, Chubb, and National General.
| Ambac Financial Group, Inc. 7 2021 FORM 10-K |

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
•The Governance and Nominating Committee oversees the management of risk primarily associated with Ambac’s ability to attract and retain quality directors, Ambac’s corporate governance programs and practices and our compliance therewith, including integration of ESG and sustainability policies, practices and goals into the Company's business strategy and decision making. Additionally, the Governance and Nominating Committee oversees the processes for evaluation of the performance of the Board of Directors and its committees each year and considers risk management effectiveness as part of its evaluation. The Governance and Nominating Committee also performs oversight of the business ethics and compliance program, and reviews compliance with Ambac’s Code of Business Conduct.
•The Strategy Committee oversees the management of risk and risk appetite primarily with respect to strategic plans and initiatives.
The Board of Directors receives quarterly updates from Board committees and the Board provides guidance to individual committee activities, as appropriate.
In order to assist the Board of Directors in overseeing Ambac’s risk management, Ambac uses enterprise risk management, a company-wide process that involves the Board of Directors, management and other personnel in an integrated effort to identify, assess and manage a broad range of risks (e.g., credit, financial, legal, liquidity, market, model, operational, regulatory, reputational and strategic), that may affect the Company’s ability to execute on its corporate strategy and fulfill its business objectives. The Enterprise Risk Committee (“ERC”), which is a management committee, is comprised of executive and senior level management responsible for assisting in the management of the Company’s risks on an individual and aggregate basis. The ERC produces the relevant risk management information for executive and senior management and the Board of Directors.
Ambac management has established other management committees to assist in managing the risks throughout the enterprise. These committees will meet monthly or as needed on an ad hoc basis.
•The AAC Risk Committee's objective is to establish an interdisciplinary team of professionals to provide oversight of the key risk remediation issues impacting AAC. The purview of the committee is to review and approve risk remediation activities for the financial guarantee insured portfolio. Additionally, the Risk Committee will provide oversight and review new risk remediation structures or approaches in connection with risk remediation plans or anticipated transactions. Members of the Risk Committee include the Chief Executive Officer, Head of Risk Management, Chief Financial Officer and senior managers from throughout risk, corporate services, operations, investment management, legal and finance.
•The Asset Liability Management Committee's (“ALCO”) objective is to foster an enterprise wide culture and approach to liquidity management, asset management, asset valuation and hedging. Members of ALCO include the Chief Executive Officer, Chief Financial Officer, Head of Risk Management and senior managers from investment management and the Risk Management Group.
•The Disclosure Committee's objective is to assist the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. Members of the Disclosure Committee include the CEO, CFO, Chief Accounting Officer, General Counsel, Chief Operating Officer, Head of Risk Management and senior managers from finance and legal.
Everspan established an Underwriting Risk Committee in 2021 to provide oversight of the active underwriting operations of Everspan, develop underwriting parameters, and assist the Boards of the Everspan companies in overseeing the integrity and effectiveness of Everspan’s underwriting risk management
| Ambac Financial Group, Inc. 8 2021 FORM 10-K |

framework. Members of the committee include Ambac's Chief Executive Officer, key members of Everspan management and other senior managers or advisors of Ambac. Additionally, a Reinsurance & Program Administrator Credit Risk sub-committee was established at the direction of the Underwriting Risk Committee to assist with the management of credit risk emanating from ceded reinsurance and program administrators.
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
INSURANCE REGULATORY MATTERS AND OTHER RESTRICTIONS
Regulatory Matters
United States
AAC is domiciled in the state of Wisconsin and is therefore subject to the insurance laws and regulations of the State of Wisconsin and regulated by the Wisconsin Office of the Commissioner of Insurance (“OCI”) as a domestic insurer. Everspan Indemnity and its wholly owned subsidiary, Everspan Insurance Company ("Everspan Insurance") are domiciled in the state of Arizona and are therefore subject to the insurance laws and regulations of the State of Arizona and regulated by the Arizona Department of Insurance and Financial Institutions as domestic insurers. The subsidiaries of Everspan Insurance are domiciled in various States and are therefore subject to the insurance laws and regulations of their respective domiciliary States and regulated by the insurance departments of those States as domestic insurers. AAC, Everspan Insurance and its subsidiaries are also subject to the insurance laws and regulations of the other jurisdictions in which they are licensed and operate as foreign insurers in such jurisdictions. See Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on regulatory restrictions.
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
Xchange Benefits is a property and casualty managing general underwriter, specializing in accident and health insurance. Xchange Affinity is also a managing general underwriter. Xchange Benefits and Xchange Affinity, like some other managing general underwriters and program administrators, may be subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business.
Cybersecurity and Privacy Regulation
Ambac and its subsidiaries are subject to various U.S. Federal and state laws and regulations with respect to privacy, data protection and cybersecurity that require financial institutions, including insurance companies and agencies, to safeguard personal and other sensitive information, and may provide for notice of their practices relating to the collection, disclosure and processing of personal information, and any related security breaches. For example, the National Association of Insurance Commissioners (“NAIC”) adopted the NAIC Insurance Data Security Model Law (#668) (“NAIC Model Law”) that creates rules for insurers and other covered entities addressing data security and the investigation and notification of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. Legislation based on the NAIC Model Law has been enacted in several states and may be enacted in other states. Certain of our subsidiaries, as insurance companies and agencies licensed in the State of New York, are also required to comply with the New York Department of Financial Services (“NYDFS”) cybersecurity regulation, which establishes requirements for covered financial services institutions to implement a cybersecurity program designed to protect the confidentiality, integrity and availability of information systems of regulated entities, and information stored on those systems. The regulation imposes a governance framework for cybersecurity program, risk based minimum standards for technology systems for data protection, monitoring and testing, third-party service provider reviews, security incident response and reporting to NYDFS of certain security incidents, annual certifications of regulatory compliance to NYDFS, and other requirements.
The California Consumer Privacy Act, went into effect in January 2020, and provides additional privacy rights for California residents, and in November 2020, California further
| Ambac Financial Group, Inc. 9 2021 FORM 10-K |

expanded privacy rights for California residents by enacting the California Privacy Rights Act. In 2021 Virginia and Colorado enacted similar privacy laws. We anticipate federal and state regulators to continue to enact legislation related to privacy and cybersecurity.
The federal Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”) impose minimum standards on covered entities, such as health insurers, for the privacy and security of protected health information (“PHI”). The Health Information Technology for Economic and Clinical Health Act, enacted in 2009 (“HITECH”) provides for the extension of certain privacy and security provisions of HIPAA to business associates of covered entities that handle electronic PHI. Xchange specializes in accident and health insurance and is a business associate of the health insurers carriers it partners with, making it subject to compliance with the provisions of HITECH and HIPAA applicable to business associates.
United Kingdom
The Prudential Regulatory Authority ("PRA") and Financial Conduct Authority ("FCA") (and their predecessor regulator the Financial Services Authority (“FSA”)) exercise significant oversight over Ambac UK. In 2009, the FSA limited Ambac UK’s license to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its insurance portfolio in the United Kingdom. See Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on regulatory restrictions.
AFG and certain of its subsidiaries are also subject to non-U.S. laws and regulations relating to the cybersecurity and privacy of the information of clients, employees or others. AFG’s UK subsidiary, Ambac UK, has conducted insurance business throughout Europe and is subject to the U.K.’s Data Protection Act 2018, and the E.U.’s General Data Protection Regulation (GDPR), but these laws should not have a significant impact on Ambac UK. The application, interpretation and enforcement of these non-U.S laws and regulations are often uncertain, and may have an impact on AFG and its subsidiaries businesses and operations.
Regulation of Change in Control
Under applicable insurance law, any acquisition of control of AFG, or any other direct or indirect acquisition of control of AAC or one or more members of the Everspan, requires the prior approval (or non-disapproval) of the domiciliary regulator of the acquired company (or, in the case of AFG, the domiciliary regulators of AAC and each member of the Everspan). “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the applicable insurance regulator, upon application, determines otherwise. For purposes of this test, AFG believes that a holder of common stock having the right to cast 10% or more of the votes which may be cast by the holders of all shares of common stock of AFG would be presumably deemed to have control of AAC, Everspan Indemnity, Everspan Insurance and its subsidiaries within the meaning of applicable insurance laws and regulations, although insurance regulators may in their discretion deem control not to exist where, for example, control is disclaimed by a passive investor. The United Kingdom has similar requirements applicable in respect of AFG, as the ultimate holding company of Ambac UK.
Dividend Restrictions, Including Contractual Restrictions
Due to contractual and regulatory restrictions, AAC has been unable to pay ordinary dividends to AFG since 2008 and will be unable to pay ordinary dividends in 2022. AAC’s ability to pay dividends is further restricted by the Settlement Agreement, the Stipulation and Order, the indenture for the Tier 2 Notes and the terms of its Auction Market Preferred Shares ("AMPS"). See Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on dividends. As a result of these restrictions, AAC is not expected to pay dividends to AFG for the foreseeable future.
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
| Ambac Financial Group, Inc. 10 2021 FORM 10-K |

between AAC and Ambac UK). As a result, Ambac UK is not expected to pay any dividends to AAC for the foreseeable future.
Everspan Indemnity, Everspan Insurance and its subsidiaries are also subject to regulatory restrictions on their ability to pay dividends. Everspan Indemnity and Everspan Insurance do not have sufficient earned surplus at this time to pay ordinary dividends under the insurance laws and regulations of Arizona. Furthermore, certain subsidiaries of Everspan Insurance are restricted from paying dividends to Everspan Insurance until 2025 or later, unless otherwise approved by the domestic regulator of the relevant subsidiary, pursuant to the regulatory orders approving the acquisition of those subsidiaries.
INVESTMENTS AND INVESTMENT POLICY
As of December 31, 2021, the consolidated non-VIE investments of Ambac had an aggregate fair value of approximately $2,955 million. Investments are managed both internally by experienced investment managers and externally by investment management firms. All investments are made in accordance with the general objectives, policies, and guidelines for investments reviewed or overseen by the Board of Directors of the applicable subsidiary. These policies and guidelines include liquidity, credit quality, diversification and duration objectives and are periodically reviewed and revised as appropriate. Additionally, senior credit personnel monitor the portfolio on a continuous basis.
As of December 31, 2021, the AAC and Everspan non-VIE investment portfolios had an aggregate fair value of approximately $2,123 million. The investment objective is to achieve the highest risk-adjusted after-tax return on a diversified investment portfolio consistent with the respective company's risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. In addition to internal investment policies and guidelines, the investment portfolio of each company is subject to limits on the types and quality of investments imposed by applicable insurance laws and regulations of the jurisdictions in which it is licensed. The Board of Directors of each respective subsidiary approves any changes to the investment policy. Within its guidelines, AAC opportunistically purchases and sells AAC and Ambac UK insured securities given their relative risk/reward characteristics. In certain instances, AAC may exceed its established credit rating or concentration limits with appropriate regulatory approval. Changes to AAC’s investment policies are subject to approval by OCI pursuant to covenants made by AAC in the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. See Note 1. Background and Business Description and Note 12. Long-term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information about the Settlement Agreement, the Stipulation and Order and the indenture for the Tier 2 Notes. Such requirements could adversely impact the performance of the investment portfolio.
As of December 31, 2021, the non-VIE Ambac UK investment portfolio had an aggregate fair value of approximately $669 million. Ambac UK’s investment policy is designed with the primary objectives of ensuring a reasonable risk-adjusted return over the remaining runoff of the insured portfolio and that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holder claims. Ambac UK’s investment portfolio is primarily diversified fixed maturity securities and pooled investment funds. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by its regulator. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
As of December 31, 2021, the non-VIE AFG (parent company only, excluding investments in subsidiaries) investment portfolio had an aggregate fair value of approximately $254 million. The primary investment objective is to preserve capital for strategic uses while maximizing income. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Included in the investment portfolio is AFG's investment in securities insured or issued by AAC, including surplus notes ($90 million fair value at December 31, 2021) that are eliminated in consolidation.
The following table provide certain information concerning the consolidated investments of Ambac:

	2021		2020
Investment Category ($ in millions) December 31,	Carrying Value (2)	Weighted Average Yield (1)	Carrying Value (2)	Weighted Average Yield (1)
Municipal obligations	$340	5.3%	$358	4.8%
Corporate securities	613	2.2%	1,077	3.9%
Foreign obligations	87	0.5%	98	0.2%
U.S. government obligations	60	1.0%	121	1.6%
Residential mortgage-backed securities	252	7.3%	302	6.6%
Asset-backed securities	393	5.0%	377	5.7%
Total long-term fixed maturity investments	1,745	3.9%	2,332	4.3%
Short-term investments	519	—%	617	0.1%
Other investments (3)	690	—%	595	—%
Total	$2,955	2.9%	$3,544	3.4%
(1)    Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term fixed-maturity investments.
(2)    Includes investments guaranteed by AAC and Ambac UK ("Ambac insured"). Refer to Note 4. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of Ambac insured securities held in the investment portfolio.
(3)    Other investments include interests in pooled investment funds that are either classified as trading securities or are reported under the equity method and for 2020 Ambac's interests in an unconsolidated trust created in connection with its sale of junior surplus notes on August 28, 2014.
EMPLOYEES
As of December 31, 2021, Ambac had 122 employees in the United States and 10 employees in the United Kingdom. Our 2021 voluntary turnover rate was approximately 4.7%. Ambac considers its employee relations to be satisfactory.
| Ambac Financial Group, Inc. 11 2021 FORM 10-K |

Ambac’s focus has been on identifying and retaining key talent through individual development programs following skills assessments. Ambac’s succession planning has identified internal candidates that could fill executive management and senior management positions as the need arises. The Company has established a senior advisory team to work with, and advise, executive management on key initiatives, and has invested in both personal and professional growth programs to identify and prepare individuals for promotion within the Company. The Company continues to rely on compensation components (such as salary, long-term incentive plan awards, deferred cash awards and short-term incentive plan awards) to support employee retention and discourage excessive risk taking. The Company incorporates performance metrics as part of the annual short-term incentive bonus offering with increased bonus potential for exceptional results. We utilize third-party benchmark data to establish market-based compensation levels. We believe that our current compensation and incentive levels reflect high performance expectations as part of our merit pay philosophy. The targeted use of long-term equity incentive plan awards for key talent is an important element of Ambac’s long-term retention strategy.
Item 1A.    Risk Factors ($ in millions)
Capitalized terms used but not defined in this section shall have the meanings ascribed thereto in Part I, Item 1 in this Form 10-K or in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K unless otherwise indicated.
Our risk factors are organized in the following sections
Risks Related to AFG Common Shares
Investments in AFG's common stock are highly speculative and the price per share of AFG's common stock may be subject to a high degree of volatility, including significant price declines.
Ambac's legacy financial guarantee business is in run-off and faces significant risks and uncertainties described elsewhere in Part I, Item 1A. Risk Factors. In addition, Ambac's Specialty Property & Casualty Program Insurance and Managing General Agency / Underwriting businesses are new and relatively small and therefore are also subject to uncertainties described elsewhere in Part I, Item 1A. Risk Factors. Although AFG's common stock is listed on the New York Stock Exchange ("NYSE"), there can be no assurance as to the liquidity of the trading market or the price at which such shares can be sold. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:
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
•market perceptions of our success, or lack thereof, in pursuing and implementing our Specialty Property & Casualty Program Insurance and Managing General Agency / Underwriting businesses and our new business strategy more generally;
•the impact or perceived impact of any acquisition, disposition or other strategic transaction, including entry into a new line of business, on the value or long-term prospects of the Company; and
•results and actions of other participants in our industries.
In addition, the price of AFG's shares may be affected by the additional risks described below, including risks associated with AAC’s ability to deliver value to AFG. Investments in AFG's common stock should be considered highly speculative and may be subject to a high degree of volatility.
AFG may not be able to realize value from AAC; risk remains that AAC could be subject to rehabilitation proceedings.
The value of AFG's common stock is partially dependent upon realizing residual value and/or receiving dividends from AAC; the receipt of payments to be made by AAC pursuant to the intercompany expense sharing and cost allocation agreement (the "Cost Allocation Agreement"); the receipt of payments on investments made in surplus notes issued by AAC; and the receipt of payments on other investments. There can be no assurance that AFG will be able to realize residual value and/or receive dividends from AAC, which is in run-off. AFG's ability to realize residual value and/or receive dividends from AAC will depend upon, amongst other considerations, AAC's ability to satisfy all of its obligations that are senior to AFG's equity interests, including obligations to policyholders, holders of its indebtedness (including surplus notes, the Sitka AAC Note and the Tier 2 Notes) and holders of its preferred stock. AAC's ability to satisfy all of its obligations that are senior to AFG's equity depends on a number of considerations, including its ability to achieve recoveries, particularly from litigations concerning insured RMBS; mitigate losses from its insured portfolio, which is subject to significant risks and uncertainties, including as a result of varying potential perceptions of the value of AAC’s guarantees and securities; realize material value from its investment in Ambac UK; and repay its indebtedness in a timely manner such that accruing interest costs are manageable.
Increased loss development in the FG insured portfolio or significant losses or other events resulting from litigation,
| Ambac Financial Group, Inc. 12 2021 FORM 10-K |

particularly the failure to achieve sufficient recoveries from existing litigations concerning insured RMBS, or the inability of AAC to pay its debts or other obligations may prompt OCI to determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to AAC or to issue supervisory orders that impose restrictions on AAC, either preemptively or in response to any such event or circumstance.
If OCI were to decide to initiate rehabilitation proceedings with respect to AAC, adverse consequences may result, including, without limitation and absent enforceable protective injunctive relief, the assertion of damages by counterparties, the acceleration of losses based on early termination triggers, and the loss of control rights in insured transactions. Any such consequences may reduce or eliminate any residual value of AAC for AFG. For example, if AAC were to lose control rights, its ability to mitigate loss severities and realize remediation recoveries will be compromised, and actual ultimate losses in the insured portfolio could exceed current loss reserves. Additionally, the rehabilitator would assume control of all of AAC’s assets and management of AAC. In exercising control, the rehabilitator would act solely for the benefit of policyholders, which may result in material adverse consequences for our security holders. Similar risks would arise if Ambac UK were to become subject to a proceeding to protect the interests of its policyholders, in which case AAC's ability to realize value from Ambac UK (and consequently AFG's ability to realize value from AAC) would diminish. If OCI were to issue supervisory orders imposing restrictions on AAC, AAC's ability to satisfy its obligations to policyholders or creditors, or its ability to deliver value to AFG, may be significantly constrained.
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
Risks Related to FG Insured Portfolio Losses
Loss reserves for the FG business may not be adequate to cover potential losses, and changes in loss reserves may result in further volatility of net income and comprehensive income.
Loss reserves are established when management has observed credit deterioration in its insured credits. Loss reserves established with respect to our non-derivative FG insurance policies issued to beneficiaries, including VIEs for which we do not consolidate the VIE, are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default; the severity of loss upon default; management’s ability to execute policy commutations, restructurings and other loss mitigation strategies; and estimated remediation recoveries for, among other things, breaches by RMBS issuers of representations and warranties. The objective of establishing loss reserve estimates is not to, and our loss reserves do not, reflect the worst possible outcomes. While our reserving scenarios reflect a wide range of possible outcomes (on a probability weighted basis), reflecting the significant uncertainty regarding future developments and outcomes, our loss reserves may change materially based on future developments. As a result of inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that either the actual losses in our financial guarantee insurance portfolio will not exceed such reserves or that our reserves will not materially change over time as circumstances, our assumptions, or our models change.
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
The COVID-19 pandemic caused economic and financial disruptions that adversely affected, and may continue to adversely affect, our business and results of operations. In particular, Ambac insures the obligations of a number of issuers that have been, or may in the future be, substantially affected by the prolonged economic effects of COVID-19, such as municipalities and securitizations, including those backed by consumer loans such as mortgages or student loans. As described more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations, municipalities and their authorities, agencies and instrumentalities, especially those dependent on narrow revenue streams flowing from particular economic activities, such as the collection of hotel occupancy taxes, have suffered, and may to continue to suffer, from depressed revenues due to the lingering negative economic impact brought about by the COVID-19 pandemic in certain parts of the economy. Furthermore, securitizations dependent on cash flows from payments on mortgage loans have experienced, and may continue to experience, shortfalls in receipts due to borrower nonpayments. Notably, in response to the COVID-19 pandemic, the U.S. Federal government and State governments and their agencies adopted policies or guidelines to provide emergency relief to consumers, such as limiting debt collection efforts, encouraging or requiring extensions, modifications or forbearance with respect to certain loans and fees, and establishing foreclosure and eviction moratoriums. Most of these policies or guidelines have since expired, but as a result of the impact of delays in mortgage foreclosures and of potential forbearance-related mortgage loan modifications AAC may experience higher losses in its insured portfolio of RMBS securities. See Part II, Item 7 of this Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary, Financial Guarantees in Force, Liquidity and Capital Resources and Balance Sheet for further detail.
AAC also insures the obligations of a number of issuers that have been, or may in the future be, substantially affected by environmental or other public health events, including flooding, hurricanes, earthquakes, wildfires and drought. In addition, certain catastrophic environmental events, notably wildfires, can
| Ambac Financial Group, Inc. 13 2021 FORM 10-K |

result in significant potential liabilities for issuers such as investor-owned utilities, that increase bankruptcy risk and the potential default on obligations of the issuer insured by AAC.
The ultimate impact of a catastrophic public health event like COVID-19 or a catastrophic environmental event on issuers and their obligations, and the economy in general, is by its very nature uncertain, and will be determined by a number of factors including, but not limited to, the depth and duration of a particular crisis; the extent to which affected consumers, businesses, municipal entities and other debtors or sources of revenues recover from depressed economic circumstances, and the timelines for such recoveries; the level and efficacy of government intervention or support for municipal entities, consumers, businesses and the financial markets via emergency relief measures; the availability of insurance; the availability of cost-effective financing; management of public health crisis remediation efforts; the effectiveness of other public or private crisis management efforts, mitigation measures or support; and certain socio-economic variables, such as unemployment levels. Consequently, if issuers affected by such catastrophic events do not have sufficient resources or financial flexibility, receive adequate measures of support or realize the appropriate level of economic recovery, their ultimate ability to service the debt insured by Ambac could be materially impaired and Ambac could suffer material permanent losses and therefore may have an adverse effect on our results of operations and financial condition.
AAC insures obligations of the Commonwealth of Puerto Rico, including certain of its authorities and public corporations that are or were subject to Title III or Title VI proceedings under the Puerto Rico Oversight, Management and Stability Act ("PROMESA"). AAC has made, and will continue to be required to make significant amounts of policy payments over the next several years, which will lead to material permanent losses. The recoverability of these policy payments is subject to uncertainty as well as variability in terms of the value of portions of the plan consideration to be made available under the various PROMESA plans of adjustment and qualifying modifications for the obligations AAC insures. While we believe our reserves are adequate to cover losses on Puerto Rico insured bonds, there can be no assurance that AAC may not incur additional losses in the future. Such losses may have a material adverse effect on Ambac's results of operation and financial condition.
AAC has exposure to the Commonwealth of Puerto Rico (the "Commonwealth"), including its authorities and public corporations. Each has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general obligation guarantees. AAC had approximately $1,054 of net par exposure to the Commonwealth and these instrumentalities as of December 31, 2021. Components of the overall Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. The outstanding net insured amount including accretion on capital appreciation bonds is approximately $1,280 as of December 31, 2021. Total net insured lifetime debt service (net par and interest) to the Commonwealth of Puerto Rico and its instrumentalities was approximately $2,423 as of December 31, 2021.
As of July 27, 2021, AAC had signed on to (i) the PRIFA Related Plan Support Agreement (“PRIFA PSA”), dated as of July 27, 2021, by and among the Federal Oversight and Management Board for Puerto Rico, as representative of the Commonwealth of Puerto Rico (the “Oversight Board”), AAC, Financial Guaranty Insurance Company (“FGIC”), and certain holders of bonds issued by PRIFA, (ii) the PRHTA/CCDA Related Plan Support Agreement (“PRHTA/CCDA PSA”), dated as of May 5, 2021, by and among the Oversight Board, as representative of the Commonwealth of Puerto Rico and Puerto Rico Highways and Transportation Authority (“PRHTA”), and certain creditors of the Commonwealth and PRHTA, and (iii) the Amended and Restated Plan Support Agreement ("Amended and Restated GO / PBA PSA"), dated as of July 12, 2021, by and among the Oversight Board, as representative of the Commonwealth of Puerto Rico, Puerto Rico Public Buildings Authority (“PBA”) and the Employee Retirement System of the Government of the Commonwealth of Puerto Rico, and certain other creditors of the Commonwealth and PBA. As of the October 18, 2021 voting deadline, AAC had voted to support the amended Commonwealth Plan of Adjustment and as of the November 3, 2021 voting deadline, AAC voted to support the Title VI Qualifying Modifications for both PRIFA and CCDA (the "PRIFA QM" and "CCDA QM", respectively). On January 18, 2022, Judge Laura Taylor Swain, U.S. District Court for the District of Puerto Rico, confirmed a modified version of the Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico ("Eighth Amended POA"). On January 22, 2022, Judge Swain approved the PRIFA QM and the CCDA QM.
While the Eighth Amended POA, the PRIFA QM, and CCDA QM are expected to become effective on or before March 15, 2022, they remain subject to appeal. On January 28, 2022, Federación de Maestros de Puerto Rico, Inc., Grupo Magisterial Educadores(as) por la Democracia, Unidad, Cambio, Militancia y Organización Sindical, Inc., and Unión Nacional de Educadores y Trabajadores de la Educación, Inc. (collectively, the"Teachers' Unions") filed a notice of appeal of the Court's order confirming the Eighth Amended POA. A number of credit unions (the "Credit Unions") filed their notice of appeal on the same day. On February 1, 2022, the Teachers' Union moved for a stay of the confirmation order while the appeal is pending. On February 3, 2022, Suiza Dairy Corp. filed its notice of appeal of the Court's order confirming the Eighth Amended POA. On February 4, 2022, Asociación Puertorriqueña de la Judicatura, Inc. ("APJ") filed a notice of appeal of the confirmation order, as well as a motion for a stay of the same pending appeal. The Credit Unions filed their motion for a stay pending appeal on February 4, 2022. Briefing in connection with the motions for a stay pending appeal was complete as of February 17, 2022. The Court has taken the motions on submission. Because the effective dates of the PRIFA QM and CCDA QM are conditioned on the occurrence of the effective date of the Eighth Amended POA, a stay pending the appeal of the Eighth Amended POA would delay the effective dates for each of the Eighth Amended POA, PRIFA QM, and CCDA QM.
| Ambac Financial Group, Inc. 14 2021 FORM 10-K |

The Plan of Adjustment for the PRHTA ("PRHTA POA") is expected to be filed prior to March 31, 2022, with a confirmation hearing expected to follow later in 2022.
As a result of the developments described in this Risk Factor and elsewhere in this Annual Report on Form 10-K (see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Guarantees in Force, and Note 6. Financial Guarantees in Force to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K), the Commonwealth and certain of its instrumentalities are continuing to default on debt service payments, including payments owed on bonds insured by AAC. AAC has made, and will continue to be required to make, significant amounts of policy payments over the next several years which will lead to material permanent losses. The recoverability of these policy payments is subject to uncertainty as well as variability as it relates, in particular, to the realizable value of the contingent value instrument ("CVI") portions of the plan consideration to be made available under the recently-confirmed Commonwealth Plan of Adjustment, PRIFA QM, and CCDA QM, and the proposed PRHTA POA.
The outcome of the pending appeal of order confirming the Eighth Amended POA remains uncertain at this time and no assurances can be given that the PRHTA POA will be confirmed or that material changes will not be made to the PRHTA POA prior to confirmation. Additionally, it is possible that certain restructuring process solutions, together with associated legislation, budgetary, and/or public policy proposals could be adopted that significantly further impair our exposures or impact the value of the creditor consideration, including the new GO and PRHTA bonds and CVI, contemplated by the Commonwealth Plan of Adjustment, the CCDA QM, the PRIFA QM, and the PRHTA POA. Furthermore, it is also possible that economic or demographic outcomes may be as, or worse than, forecasted in the Commonwealth Fiscal Plan, which could result in performance-dependent sources of recovery like the CVI to produce no value or less value than expected based on current circumstances and assumptions. Given the potential variability of the CVI together with the aforementioned uncertainties and risks related to the consideration to be made available under various plans of adjustment and qualifying modifications as well as to the risk related to the confirmation of the PRHTA POA, there can be no assurance that AAC will not experience losses materially exceeding current reserves whereby AAC's financial condition would be materially adversely affected.
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
AAC is subject to credit risk and other risks in its insured portfolio, including related to RMBS and securities backed by student loans, Public Finance obligations, and International obligations. We are also subject to risks associated with adverse selection as our insured portfolio runs off.
Performance of our insured FG transactions, including (but not limited to) RMBS transactions and those involving securities backed by student loans, can be adversely affected by general economic conditions, such as recession, unemployment levels, underemployment, home prices that decline or do not increase in the patterns assumed in our models, increasing foreclosure rates and unavailability of consumer credit, mortgage product attributes, such as interest rate adjustments and balloon payment obligations, borrower and/or originator fraud or misrepresentations, mortgage and student loan servicer performance or underperformance and financial difficulty, such as risks related to whether the servicer may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings.
While further deterioration in the performance of consumer assets, including mortgage-related assets and student loans, may occur, the timing, extent and duration of any future deterioration of the credit markets is unknown, as is the impact on potential claim payments and ultimate losses on the securities within our insured FG portfolio. In addition, there can be no assurance that any governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful or inure to the benefit of the transactions we insure. For example, any initiative which permits the discharge of student loan debt in bankruptcy may adversely affect our portfolio. Similarly, servicer settlements with governmental authorities regarding foreclosure or servicing irregularities are generally designed to protect borrowers and may increase losses on securities we insure. In particular, the student loan industry and, specifically, trusts with securities insured by AAC have been subject to heightened Consumer Finance Protection Bureau ("CFPB") scrutiny and enforcement action over servicing and collections practices and potential chain of title issues and, consequently, any settlements, orders or penalties resulting from CFPB actions, or any failure on the part of servicers or other parties asserting claims against delinquent borrowers to establish title to the loans, could lead to increased losses on securities we insure.
In addition, there can be no assurance that AAC would be successful, or that it would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of RMBS or any other security that AAC insures.
Some issuers in AAC's Public Finance insured portfolio are experiencing fiscal stress that could result in increased losses on those obligations or increased liquidity claims, including losses or claims resulting from payment defaults, Chapter 9 bankruptcy or other restructuring proceedings or loss of market access. Issuers of public finance obligations insured by AAC have reported, or may report, budget shortfalls, significantly underfunded pensions or other fiscal stresses that imperil their ability to pay debt service or will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Furthermore, over time, the consequences of poor public policy decisions by state and local governments or increases in tax burdens can impact demographic trends, such as
| Ambac Financial Group, Inc. 15 2021 FORM 10-K |

out-migration from one state or municipality to another, that may negatively impact the creditworthiness of related issuers. Some issuers of obligations insured by AAC have declared payment moratoriums, defaulted or filed for bankruptcy or similar debt adjustment proceedings, raising concerns about their ultimate ability or willingness to service the debt insured by AAC and AAC's ability to recover claims paid in the future. If the issuers of the obligations in the public finance portfolio are unable to raise taxes, cut spending, or receive federal or state assistance, or if such issuers default or file for bankruptcy under Chapter 9 or for similar relief under other laws that allow for the adjustment of debts, AAC may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect the Company's business, financial condition and results of operations. Issuers in Chapter 9 or similar proceedings may obtain judicial rulings and orders that impair creditors' rights or their ability to collect on amounts owed. In certain cases, judicial decisions may be contrary to AAC's expectations or understanding of the law or its rights thereunder, which may lead to worse outcomes in Chapter 9 or similar proceedings than anticipated at the outset.
As the runoff of the insured portfolio continues, the proportion of exposures we rate as below investment grade relative to the aggregate insured portfolio is likely to increase, leaving the portfolio increasingly concentrated in higher risk exposures. This risk may result in greater volatility or have adverse effects on the Company's results from operations and on our financial condition.
We may not be able to effectively reduce FG insured exposures. Measures taken to reduce such risks may have an adverse effect on the Company's operating results or financial position.
In pursuing the objective of improving our financial position, we are seeking to terminate, commute, reinsure or otherwise reduce FG insured exposures. De-risking transactions may not be feasible or economically viable. We cannot provide any assurance that any such transaction will be consummated in the future, or if it is, as to the timing, terms or conditions of any such transaction. Even if we consummate one or more of such transactions, doing so may ultimately prove to be unsuccessful in creating value for any or all of our stakeholders and may negatively impact our operating results or financial position.
Our credit risk management policies and practices may not adequately identify significant risks.
As described in Part I, Item 1, “Risk Management” in this Form 10-K, we have established risk management policies and practices which seek to mitigate our exposure to credit risk in our insured portfolio. Ongoing surveillance of credit risks in our insured portfolio is an important component of our risk management process. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. If we are not able to identify significant risks, we may not be able to timely mitigate such risks, thereby increasing the amount of losses to which we are exposed. An inability to identify significant risks could also result in the failure to establish loss reserves that are sufficient in relation to such risks.
We use analytical models and tools to assist our projection of performance of our insured FG obligations and our investment portfolio but actual results could differ materially from the model and tool outputs and related analyses.
We rely on internally and externally developed complex financial models, including default models related to RMBS and a waterfall tool provided by a nationally recognized vendor for RMBS and student loan exposures, to project performance of our insured FG obligations and similar securities in our investment portfolio. These models and tools assume various conditions, probability scenarios, facts and circumstances, and there can be no assurance that such models or tools accurately predict or measure the quantum of losses, loss reserves and timing of losses. Differences in the models and tools that we employ, uncertainties or flaws in these financial models and tools, or faulty assumptions inherent in these financial models and tools or those determined by management could lead to material changes in projected outcomes, and could include increased losses, loss reserves and/or credit impairments on the investment portfolio. Moreover, estimates of transaction performance depend in part on the interpretation of contracts and other bases of our legal rights. Such interpretations may prove to be incorrect or different interpretations may be employed by bond trustees and other transaction participants and, ultimately courts, which could lead to increased losses, loss reserves and/or investment impairments.
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
AAC is pursuing claims in litigation with respect to certain RMBS transactions that it insured. These claims are based on, among other things, representations with respect to the characteristics of the securitized loans, the absence of borrower misrepresentations in the underlying loan pools or other misconduct in the origination process, the compliance of loans with the prevailing underwriting policies, and compliance of the RMBS transaction counterparties with policies and procedures related to loan origination and securitization. In such cases, where contract claims are being pursued, the sponsor of the transaction is obligated to repurchase, cure or substitute
| Ambac Financial Group, Inc. 16 2021 FORM 10-K |

collateral for any loan that breaches the representations and warranties, subject to the terms and conditions of the applicable contracts. However, generally the sponsors have not honored those obligations and have vigorously defended claims brought against them.
As of December 31, 2021, we have estimated RMBS R&W subrogation recoveries of $1,704 (net of reinsurance) included in our financial statements. These estimated recoveries are based on the contractual claims brought in the aforementioned litigations and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios. The estimated recoveries we have recorded do not represent the best or the worst possible outcomes with respect to any particular transaction or group of transactions.
There can be no assurance that AAC will be successful in prosecuting its claims in the RMBS litigations. The outcome of any litigation, including the RMBS litigations, is inherently unpredictable, including because of risks intrinsic in the adversarial nature of litigation. Motions made to the court, rulings and appeals - in the cases being prosecuted by AAC or in other relevant cases - could delay or otherwise impact any recovery by AAC. Moreover, rulings that may be adverse to AAC (in any of its RMBS litigations, as well as in other RMBS cases in which it is not a party, including an unrelated RMBS case with an appeal argued on February 8, 2022 at the New York Court of Appeals (decision pending) involving issues relevant to AAC’s breach of contract claims, which could affect one of the bases supporting the inclusion of all breaching loans in AAC's breach-of-contract cases) could adversely affect AAC’s ability to pursue its claims, or the amount or timing of any recovery, or negatively alter settlement dynamics with RMBS litigation defendants.
Due to the foregoing factors, any litigation award or settlement may be for an amount less than the amount necessary (even when combined with other pledged collateral) to pay the Sitka Senior Secured Notes or the Tier 2 Notes, which could have a material adverse effect on our financial condition or results of operations. Such an award or settlement would also impair AAC’s ability to repay its outstanding surplus notes, on a timely basis or at all. In the event that AAC is unable to satisfy its obligations with respect to the Sitka Senior Secured Notes or the Tier 2 Notes, holders will have the right to foreclose on any available collateral and to sue AAC for failure to make required payments; however, there can be no assurance that the sale of collateral will produce proceeds in an amount sufficient to pay any or all amounts due on the Sitka Senior Secured Notes or the Tier 2 Notes, as the case may be, or that holders will be successful in any litigation seeking payments from AAC.
Even if AAC were to recover the estimated RMBS R&W subrogation recoveries of $1,704 (net of reinsurance) included in our financial statements and pay off or cause to be paid off the Sitka Senior Secured Notes and the Tier 2 Notes, AAC may still be unable to deliver value to AFG, through dividends or otherwise. In such a scenario, AAC may not have sufficient capital and surplus, or may not be permitted by OCI, to pay off its surplus notes or a substantial portion of them, whether immediately following the resolution of the RMBS litigations or within a reasonable timeframe thereafter. If the surplus notes or a substantial portion of them were to remain outstanding for a significant period of time after the resolution of the RMBS litigations, AAC's obligation to pay interest on the surplus notes would continue to grow, which would diminish AAC's financial flexibility and reduce the likelihood that AAC will be able to pay dividends or otherwise bring value to AFG.
Additionally, while AAC may pursue settlement negotiations, there can be no assurance that any settlement negotiations will materialize or that any settlement agreement can be reached on terms acceptable to AAC, or at all. Depending on the length of time required to resolve these litigations, either through settlement or at trial, AAC could incur greater litigation expenses than currently projected. If a case is brought to trial, AAC’s ultimate recovery would be subject to the additional risks inherent in any trial, including adverse findings or determinations by the trier of fact or the court, which could materially adversely impact the value of our securities, including the Sitka Senior Secured Notes and the Tier 2 Notes.
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
Our ability to realize the estimated RMBS R&W subrogation recoveries included in our financial statements and the timing of the recoveries, if any, is subject to significant uncertainty, including the risks described above and uncertainties inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover all such amounts, our stockholders’ equity as of December 31, 2021, would decrease from $1,098 to $(606).
We expect to recover material amounts of claims payments through remediation measures, including the litigation described above, as well as through cash flows in the securitization structures of transactions that AAC insures. Realization of such expected recoveries is subject to various risks and uncertainties, including the rights and defenses of other parties with interests that conflict with AAC’s interests, the performance of the collateral and assets backing the obligations that AAC insures, and the performance of servicers involved in securitizations in which AAC participates as insurer. Additionally, our ability to realize recoveries in insured transactions may be impaired if the continuing orders of the Rehabilitation Court are not effective.
Adverse developments with respect to any of the factors described above may cause our recoveries to fall below expectations, which could have a material adverse effect on our financial condition, including our capital and liquidity, and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations, particularly its outstanding debt and preferred stock obligations; the initiation of rehabilitation proceedings against AAC; eliminating or reducing the possibility of AAC delivering value to AFG, through
| Ambac Financial Group, Inc. 17 2021 FORM 10-K |

dividends or otherwise; diminished business prospects due to third party concerns about our ability to recover losses; and a significant drop in the value of securities issued or insured by AFG or AAC, including the Sitka Senior Secured Notes and the Tier 2 Notes.
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
The amount estimated for purposes of Ambac’s RMBS R&W subrogation recovery and the amount Ambac may ultimately receive is subject to significant uncertainty, as described in the immediately preceding risk factor. Ambac’s findings and assumptions regarding collateral performance and Ambac’s expectations with respect to the outcome of the RMBS litigations and related timing have a significant impact on Ambac’s estimated RMBS R&W subrogation recovery. If these findings, assumptions or estimates prove to be incorrect or otherwise do not support our claims, actual recoveries could differ materially from those estimated. Although Ambac believes that its methodology for estimating recoveries is appropriate, the methodologies Ambac uses to estimate expected collateral losses and specific transaction performance may not be similar to methodologies used by Ambac’s competitors, counterparties or other market participants. The determination of expected RMBS R&W subrogation recoveries is an inherently subjective and complex process involving numerous estimates and assumptions and judgments by management, using both internal and external data sources to derive a specific transaction's cash flows. Ambac reevaluates its estimated R&W recoveries on a quarterly basis in connection with the preparation of its financial statements. See “Critical Accounting Policies and Estimates” in Part II, Item 7, Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for the fiscal year ended December 31, 2021. As a result of any reevaluation, the estimated amount of Ambac’s R&W recovery may be adjusted downward due to, among other things, changes in law or developments in RMBS litigation cases that impact our estimated recoveries, changes in management's view of such estimated recoveries or timing of receipt thereof and/or changes in the loss reserves related to such recoveries, and any adjustment may be material. A reduction in estimated R&W recoveries may result in material changes in Ambac’s financial condition, including its capital and liquidity. Management makes no representation that the estimated R&W recoveries will not be reduced in the future, possibly materially, including in the near term. As a result of the foregoing factors, Ambac’s current estimates may not reflect Ambac’s ultimate recovery, and management makes no representation that the actual amounts recovered, if any, will not differ materially from those estimated. The failure of Ambac’s actual recoveries to meet or exceed its current estimates could result in a material adverse effect on Ambac’s financial condition, including its capital and liquidity.
AAC's ability to generate the significant amount of cash needed to service its debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond our control.
AAC is highly leveraged. AAC’s ability to make payments on and/or refinance its debt and to fund its operations will depend on its ability to generate substantial operating cash flow and on the performance of the FG insured portfolio. AAC’s cash flow generation will depend on receipt of premiums, investment returns, receipts from subsidiaries and expected litigation recoveries, offset by policyholder claims, commutation payments, reinsurance premiums, operating and loss adjustment expenses, and interest expense, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control and many of which are event-driven. There is substantial risk that AAC may not have the financial resources necessary to pay its debts in full and on time due to risks associated with its cash flow, expected litigation recoveries and insured portfolio, as discussed elsewhere in these Risk Factors.
As of December 31, 2021, AAC had approximately $1,508 of indebtedness outstanding (the Tier 2 Notes and the Sitka AAC Note) that are senior to its surplus notes. AAC had $853 principal balance of surplus notes outstanding as of December 31, 2021. The Tier 2 Notes and the Sitka AAC Note are secured by potential litigation recoveries (and in the case of the Sitka AAC Note, other assets), the receipt of which is highly uncertain. Failure to achieve litigation recoveries in an amount sufficient to repay the Tier 2 Notes and the Sitka AAC Note would materially weaken AAC’s ability to service its indebtedness.
If AAC cannot pay its policyholders’ claims or service its debt, it will have to take actions such as selling assets, restructuring or refinancing its debt or seeking additional capital. Any of these remedies may not, if necessary, be effected on commercially reasonable terms, or at all. The value of assets to be sold, including collateral for the Sitka AAC Note and the Tier 2 Notes in the event of liquidation, will depend on market and economic conditions, the availability of buyers, the requirements and conditions of local law, including regulatory restrictions, and other factors that may result in AAC or a party enforcing rights against AAC to be unable to receive proceeds sufficient to discharge debts or other obligations. Furthermore, the ability of creditors or claimants to realize upon any assets, including collateral, may also be subject to bankruptcy and insolvency law limitations or similar limitations applicable in insurance company rehabilitation or liquidation proceedings. Because of these and other factors beyond our control, AAC may be unable to pay or discharge the principal, interest or other amounts on its indebtedness when due or ever, which may precipitate defaults, rehabilitation proceedings, increased supervision by OCI, enforcement actions by creditors, policyholders and/or other claimants, and other actions by or against AAC or AFG that may
| Ambac Financial Group, Inc. 18 2021 FORM 10-K |

further impair AAC's creditworthiness and value or the creditworthiness and value of AFG.
AAC has substantial indebtedness, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future.
AAC's substantial indebtedness could have significant consequences for our financial condition and operational flexibility. For example, it could:
•increase our vulnerability to general adverse economic, competitive and industry conditions;
•limit our ability to obtain additional financing in the future for working capital, capital expenditures, payment of policyholder claims, debt service requirements, acquisitions, general corporate purposes or other purposes on satisfactory terms or at all;
•require AAC to dedicate a substantial portion of its cash flow from operations to the payment of indebtedness, thereby reducing the funds available for operations and to fund the execution of key strategies;
•limit or restrict AFG from making strategic acquisitions or cause us to make non-strategic divestitures;
•limit AAC's ability or increase the costs to refinance indebtedness or repay such indebtedness due to ongoing interest accretion;
•limit our ability to attract and retain key employees; and
•limit our ability to enter into hedging transactions by reducing the number of counterparties with whom we can enter into such transactions, as well as the volume of those transactions.
Despite current indebtedness levels, we may incur additional debt. While restrictive covenants in certain of our contracts may limit the amount of additional indebtedness AAC may incur, we may obtain waivers of those restrictions and incur additional indebtedness in the future. In addition, if Ambac incurred indebtedness, its ability to make scheduled payments on, or refinance, any such indebtedness may depend on the ability of our subsidiaries to make distributions or pay dividends, which in turn will depend on their future operating performance and contractual, legal and regulatory restrictions on the payment of distributions or dividends to which they may be subject. There can be no assurance that any such dividends or distributions would be made. This could further exacerbate the risks associated with AAC's substantial leverage.
Revenues and cash flow would be adversely impacted by a decline in realization of installment premiums.
A significant percentage of our FG premium revenue is attributable to installment premiums. The amount of installment premiums we actually realize could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). Such reductions would result in lower revenues.
The composition of the securities in our investment portfolio exposes us to greater risk than before we invested in alternative assets.
Each of AAC and Ambac UK maintains a portion of its investment portfolio in below investment grade securities, equities and/or alternative assets, such as hedge funds, with the objective to increase risk-adjusted portfolio returns. Investments in below investment grade securities, equities and alternative assets could expose AAC and/or Ambac UK to greater earnings volatility, increased losses and decreased liquidity in the investment portfolio.
We may have future capital needs and may not be able to obtain third-party financing or raise additional third-party capital on acceptable terms, or at all.
An inability to obtain third-party debt financing or raise additional third-party capital, when required by us or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Our financial condition, the risks described elsewhere in Part I, Item 1A of this Form 10-K for the fiscal year ended December 31, 2021, as well as other factors, may constrain our financing abilities. Our ability to secure third-party financing will depend upon our future operating performance, regulatory conditions, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect our business could have a material adverse effect on our ability to secure third-party financing on favorable terms, if at all.
If third-party financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities, respond to competitive pressures or effectively and efficiently manage our balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
| Ambac Financial Group, Inc. 19 2021 FORM 10-K |

Risks Related to the Financial and Credit Markets
Changes in prevailing interest rate levels and market conditions could adversely impact our business results and prospects.
Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims, to pay debt obligations, to meet collateral posting requirements or to meet other liquidity needs, such investments would likely be sold at discounted prices. Additionally, increasing interest rates would have an adverse impact on AAC's insured portfolio. For example, increasing interest rates could result in higher claim payments in respect of defaulted obligations that bear floating rates of interest. Higher interest rates can also lead to increased credit stress on consumer asset-backed transactions (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations), slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured and investment portfolios, and decreased refinancing activity.
Decreasing interest rates could result in early terminations of FG insurance policies in respect of which AAC and Ambac UK are paid on an installment basis and do not receive a termination premium, thus reducing premium earned for these transactions. Decreases in prevailing interest rates may also limit growth of, or reduce, investment income and may adversely impact interest rate swap values.
Our investment portfolio may also be adversely affected by credit rating downgrades, ABS and RMBS prepayment speeds, foreign exchange movements, spread volatility, and credit losses.
We are subject to credit risk throughout our FG businesses, including large single risks, risk concentrations, correlated risks and reinsurance counterparty credit risk.
We are exposed to the risk that issuers of debt which AAC and Ambac UK have insured, issuers of debt which we hold in our investment portfolios, reinsurers and other contract counterparties of AAC and Ambac UK (including derivative counterparties) may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. These credit risks could cause increased losses and loss reserves, and/or estimates of credit impairments and mark-to-market losses, in amongst other places, our investment portfolios which materially adversely impact our results of operations and financial strength. Such credit risks may be in the form of large single risk exposures to particular issuers, reinsurers, counterparties or sectors; losses caused by catastrophic events (including public health crises, terrorist acts and natural disasters); losses in respect of different, but correlated, credit exposures; or other forms of credit risk.
The amount of interest payable on the Sitka Senior Secured Notes is set once per quarter based on the three-month LIBOR rate (or an Alternative Reference Rate as applicable) on the applicable interest determination date, which rate may fluctuate substantially; increases in interest rates will increase the cost of servicing our debt reducing our profitability and our ability to service our debt.
The Sitka Senior Secured Notes will bear interest at floating rates that could rise significantly, increasing AAC’s interest expense and reducing its cash flow and profitability. Each one percentage point increase in interest rates above the 75 basis point LIBOR (or Alternative Reference Rate as applicable) floor would result in a $12 increase in the annual cash interest payments due on the Sitka Senior Secured Notes. If AAC’s interest expense increases significantly, whether due to changes in LIBOR (or Alternative Reference Rate as applicable) or increased borrowing costs if it refinances its current indebtedness, AAC may not be able to make payments with respect to the Sitka Senior Secured Notes or its other indebtedness.
Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences.
In 2017, the U.K. Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration and the FCA announced that most tenors of USD LIBOR are expected to be published only through June 2023. However, Non-USD LIBOR, certain less common tenors of USD-LIBOR and certain other indices which are utilized as benchmarks ceased to be published at the end of 2021. In October 2021 noteholders of obligations insured by Ambac UK consented to the replacement of GBP LIBOR references with compounded SONIA plus a credit adjustment spread effective on the first interest payment date in 2022. AAC and Ambac UK therefore no longer insure any obligations linked to Non-USD LIBOR. AAC and/or Ambac UK insure securities, own assets, are party to certain derivative contracts and have issued debt and other obligations that reference USD LIBOR.
In 2021, New York State passed legislation addressing the cessation of U.S. Dollar (“USD”) LIBOR and specified a recommended benchmark replacement based on the Secured Overnight Financing Rate (“SOFR”) for certain legacy transactions. Similar federal legislation is pending and has already been passed by the House of Representatives. The Alternative Rates Committee, the Federal Reserve Board and several industry associations and groups have expressed support for the New York law and are encouraging Federal legislation. While Ambac believes the New York LIBOR law and pending federal legislation are generally positive steps, there remains significant uncertainty about whether the federal legislation will be enacted and how such laws will be interpreted or challenged as well as about other aspects of the discontinuance of LIBOR, including the impact of the Federal legislation, if passed.
| Ambac Financial Group, Inc. 20 2021 FORM 10-K |

While regulators and market participants continue to promote the creation and functioning of post-LIBOR indices (SOFR in particular), the impact of the discontinuance and replacement of LIBOR is uncertain. It is not currently possible to know with certainty what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views and alternatives may have on the financial markets for LIBOR-linked financial instruments for the periods preceding and following LIBOR's cessation. Differences in contractual provisions of certain legacy assets and liabilities and other factors may cause the consequences of the discontinuance of LIBOR to vary by instrument. While enacted and pending legislation is intended to address issues with respect to legacy LIBOR-linked assets and liabilities, it is unclear whether they will completely address the issues associated with legacy transactions.
Nevertheless, the value of our assets, derivatives and liabilities; costs to operate our business; and the losses associated with our insured portfolio may be affected in a way that may ultimately materially adversely impact Ambac’s results of operations and financial condition. In addition, Ambac may experience adverse tax and accounting impacts, system and model disruption, and increased liquidity demands in connection with the transition away from LIBOR that may have adverse operational consequences resulting in further adverse impacts on Ambac’s results of operations and financial condition. Ambac continues to actively monitor developments surrounding the transition from LIBOR-based indices and evaluate the potential impact. In addition to reviewing several hundred transactions involving various LIBOR-based indices, Ambac has made, and is in the process of making, adjustments to its reporting and analytical infrastructures to facilitate the transition from LIBOR.
Risks Related to the Company's Business
Everspan may not be successful in executing its business plans or may experience greater than expected insurance underwriting losses and/or reinsurance counterparty losses, which could result in losses material to Everspan's capital position, a downgrade of its AM Best rating and a loss of its franchise value. Such events could have a material adverse impact on the value of AFG's shares.
Everspan is in the nascent stage of the specialty insurance program business. Its business plans entails establishing programs with managing general agents ("MGAs") and managing general underwriters ("MGUs") over time. The success of these programs is dependent upon the quality of business sourced by the MGAs and MGUs, the quality of underwriting oversight of the MGAs and MGUs by Everspan, the quality and creditworthiness of reinsurance obtained with respect to the risks underwritten by Everspan, loss experience over time, premium levels, competition and other factors, some of which are outside Everspan's control. Should Everspan fail in executing its business plans or experience greater than expected losses due to shortcomings in the management of programs, Everspan's underwriting of risks, the performance of reinsurers or other factors, Everspan may suffer losses that are material to its capital position, a downgrade in its AM Best rating and/or a loss of its franchise value. Any such outcomes could have a material adverse impact on the value of AFG's shares.
Failure of Everspan's Program Partners or Xchange to properly market, underwrite or administer policies could adversely affect us.
The marketing, underwriting, claims administration and administration of policies in our Specialty Property & Casualty Program Insurance and Managing General Agency/Underwriting businesses have been contracted to Everspan's program partners and our owned MGU, Xchange. Any failure by them to properly handle these functions could result in liability to us. Even though Everspan's program partners may be required to compensate us for any such liability, there are risks that such compensation may be insufficient or entirely unavailable if, for example, the relevant program partner becomes insolvent or is otherwise unable to pay us. Any such failures could result in monetary losses, create regulatory issues or harm our reputation, which could materially and adversely affect our business, financial condition and results of operations.
A downgrade in the AM Best financial strength ratings of our specialty program property and casualty insurance company subsidiaries may negatively affect our business.
Our specialty program property and casualty insurance company subsidiaries are evaluated for overall financial strength by AM Best to receive financial strength ratings ("FSRs"), which are an important factor in establishing the competitive position of insurance companies. These FSRs reflect AM Best’s opinion of our specialty program property and casualty insurance company subsidiaries’ financial strength, operating performance, strategic position and ability to meet obligations to policyholders, and are not evaluations directed to investors. Our specialty program property and casualty insurance company subsidiaries’ FSRs are subject to periodic review, and the criteria used in the rating methodologies are subject to change. All of our insurance company subsidiaries of Everspan currently writing business are rated "A-" (Excellent). A downgrade in Everspan's FSR could lead to Everspan's program partners moving business to other insurance companies, which would adversely affect our business, financial condition and results of operations.
If in our Specialty Program Property and Casualty Insurance business we are unable to accurately underwrite risks and charge competitive yet profitable rates to our clients and policyholders, our business, financial condition and results of operations may be adversely affected.
In general, the premiums for our specialty program property and casualty insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other property and casualty insurance companies, Everspan relies on estimates and assumptions in setting its premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other general and administrative expenses in order to earn a profit. If Everspan does not accurately assess the risks that it assumes, it may not charge adequate premiums to cover its
| Ambac Financial Group, Inc. 21 2021 FORM 10-K |

losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, Everspan could set its premiums too high, which could reduce its competitiveness and lead to lower policyholder retention, resulting in lower revenues. Pricing is a highly complex exercise involving the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of Everspan's products in multiple risk tiers and many different markets. Everspan seeks to implement its pricing accurately in accordance with its assumptions. Everspan's ability to undertake these efforts successfully and, as a result, to accurately price its policies, is subject to a number of risks and uncertainties, including insufficient or unreliable data; incorrect or incomplete analysis of available data; uncertainties generally inherent in estimates and assumptions; failure to implement appropriate actuarial projections and ratings formulas or other pricing methodologies; regulatory constraints on rate increases; failure to accurately estimate investment yields and the duration of liabilities for losses and loss adjustment expenses; and unanticipated court decisions, legislation or regulatory action.
If Everspan is unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect it, we may be required to bear increased risks or reduce the level of our underwriting commitments.
Our specialty program property and casualty insurance company subsidiaries purchase reinsurance as part of our overall risk management strategy. While reinsurance does not discharge our insurance subsidiaries from their obligations to pay claims for losses insured under their insurance policies, it does make the reinsurer liable to them for the reinsured portion of the risk. As part of our strategy for our specialty program property and casualty business, we reinsure underwriting risk to third-party reinsurers. At the inception of a new program, Everspan acts as an issuing carrier and reinsures a majority of such risk to third parties. Everspan may be unable to maintain its current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates, particularly if reinsurers become unwilling or unable to support our specialty program property and casualty business in the future. Additionally, market conditions beyond our control may impact the availability and cost of reinsurance and could have an adverse effect on our business, financial condition and results of operations. A decline in the availability of reinsurance may increase the cost of reinsurance and materially and adversely affect our business prospects. Everspan may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In the latter case, Everspan would have to accept an increase in exposure to risk, reduce the amount of business written by it or seek alternatives in line with Everspan's risk limits, all of which could adversely affect our business, financial condition and results of operations.
Everspan is subject to reinsurance counterparty credit risk. Its reinsurers may not pay on losses in a timely fashion, or at all.
Everspan purchases reinsurance to transfer part of the risk it has assumed to reinsurance companies in exchange for part of the premium Everspan receives in connection with the risk.
Although reinsurance makes reinsurers liable to Everspan for the risk transferred or ceded to the reinsurer, it does not relieve Everspan of its liability to policyholders. Accordingly, Everspan is exposed to credit risk with respect to its reinsurers, especially to the extent reinsurance receivables are not sufficiently secured by collateral or do not benefit from other credit enhancements. Everspan also bears the risk that a reinsurer may be unwilling to pay amounts it has recorded as reinsurance recoverable for any reason, including that the terms of the reinsurance contract do not reflect the intent of the parties of the contract or there is a disagreement between the parties as to their intent; the terms of the contract cannot be legally enforced; the terms of the contract are interpreted by a court or arbitration panel differently than intended by Everspan; the reinsurance transaction performs differently than Everspan anticipated due to a flawed design of the reinsurance structure, terms or conditions; or changes in law and regulation, or in the interpretation of laws and regulations, affects a reinsurance transaction.
The insolvency of one or more of Everspan's reinsurers, or their inability or unwillingness to make timely payments if and when required under the terms of reinsurance contracts, could adversely affect our business, financial condition and results of operations.
Our ability to grow our Specialty Program Property and Casualty Insurance Business will depend in part on the addition of new Program Partners, and our inability to effectively onboard such new Program Partners could have an adverse effect on our business, financial condition and results of operations.
Our ability to grow our specialty program property and casualty insurance business will depend in part on the addition of new program partners. If Everspan does not effectively onboard new program partners, including assisting such program partners to quickly resolve any post-onboarding matters and provide effective ongoing support, Everspan's ability to add new program partners and its relationships with its existing program partners could be adversely affected. Additionally, Everspan's reputation with potential new customers could be damaged if it fails to meet the requirements of its customers as a result of its failure to effectively onboard new program partners. Such reputational damage could make it more difficult for Everspan to attract new and retain existing program partners, which could have an adverse effect on our business, financial condition and results of operations.
We compete with a large number of companies in the property and casualty insurance industry for underwriting premium.
We compete with a large number of companies in the property and casualty insurance industry for underwriting premium. During periods of intense competition for premium, in particular, our specialty program property and casualty insurance and managing general agency / underwriting businesses may be challenged to maintain competitiveness with other companies that may seek to write policies without the same regard for risk and profitability targeted by our specialty program property and casualty insurance and managing general agency / underwriting businesses. During these times, it may be difficult for Everspan or our MGAs and MGUs to grow or
| Ambac Financial Group, Inc. 22 2021 FORM 10-K |

maintain premium volume without lowering underwriting standards, sacrificing income, or both.
In addition, our specialty program property and casualty insurance and managing general agency / underwriting businesses face competition from a wide range of specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than our specialty program property and casualty insurance and managing general agency/underwriting businesses are and that have significantly greater financial, marketing, management and other resources. Some of these competitors also have greater market recognition than we do. The greater resources or market presence that these competitors possess may enable them to avoid or defray particular costs, employ greater pricing flexibility, have a higher tolerance for risk or loss, or exploit other advantages that may make it more difficult for us to compete. We may incur increased costs in competing for underwriting revenues in this environment. If we are unable to compete effectively in the markets in which our specialty program property and casualty insurance and managing general agency/underwriting businesses operate or expand into, our underwriting revenues may decline, as well as overall business results.
System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.
We rely on our information technology systems for many enterprise-critical functions and a prolonged failure or interruption of these systems for any reason could cause significant disruption to our operations and have a material adverse effect on our business, financial condition and operating results. Our information technology and application systems may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Computer hackers may be able to penetrate our network’s system security and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, we sometimes receive and are required to protect confidential information obtained from third parties and personally identifiable information of individuals. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, or personally identifiable information of individuals, it could cause significant financial losses that are either not, or not fully, insured against, cause damage to our reputation, affect our relationships with third parties, lead to claims against us, result in regulatory action, or otherwise have a material adverse effect on our business or results of operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage. Moreover, although we have incident response, disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion in the event of a disruption to our information technology and application systems.
We may be adversely affected by failures in services or products provided by third parties.
We outsource and may further outsource certain technology and business process functions, and rely upon third-party vendors for other essential services and information, such as the provision of data used in setting loss reserves. If we do not effectively develop, implement and monitor our vendor relationships, if third party providers do not perform as anticipated, if we experience technological or other problems with a transition, or if vendor relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. A material failure by an external service or information provider or a material defect in the products, services or information provided thereby could adversely affect our financial condition and results of operations. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security, service disruptions or the effectiveness of our control system. These risks could increase as vendors increasingly offer cloud-based software services rather than software services which can be run within our data centers or as we choose to move additional functions to the cloud.
Our inability to attract and retain qualified executives, senior managers and other employees or the loss of any of these personnel could negatively impact our business.
Our ability to execute on our business strategies depends on the retention and recruitment of qualified executives and other professionals. We rely substantially upon the services of our current executive and senior management teams. In addition to these officers, we rely on key staff with insurance, underwriting, business development, credit, risk mitigation, structured finance, investment, accounting, finance, legal, technology and other technical and specialized skills. As a result of AAC’s financial situation, there is a higher risk that executive officers and other key staff will leave the Company and replacements may not be motivated to join the Company. The loss of the services of members of our executive or senior management teams or our inability to hire and retain other talented personnel could delay or prevent us from succeeding in executing our strategies, which could further negatively impact our business.
We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows.
AAC is defending or otherwise involved in various lawsuits relating to its FG business. In addition, the Company from time to time receives various regulatory inquiries and requests for information, and its insurance company subsidiaries are subject to examination by regulatory authorities. Please see Note 19. Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for information on these various proceedings.
It is not possible to predict the extent to which whether additional suits involving AFG, AAC or one or more other subsidiaries will be filed or the extent to which additional
| Ambac Financial Group, Inc. 23 2021 FORM 10-K |

regulatory inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries, requests for information or examination. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes or of the expenses that will be incurred in connection with such lawsuits or regulatory matters. Under some circumstances, adverse results in any such proceedings and/or the incurring of significant litigation or other expenses could be material to our business, operations, financial position, profitability or cash flows.
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
The Settlement Agreement, Stipulation and Order and Indenture for the Tier 2 Notes contain restrictive covenants that may impair AAC's ability to pursue its business strategies.
Pursuant to the terms of the Settlement Agreement, Stipulation and Order and indenture for the Tier 2 Notes, AAC must seek prior approval by OCI of certain corporate actions. The Settlement Agreement, Stipulation and Order and indenture for the Tier 2 Notes also include covenants which restrict the operations of AAC which, (i) in the case of the Settlement Agreement, remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full, (ii) in the case of the Stipulation and Order, remain in place until the OCI decides to relax such restrictions, and (iii) in the case of the indenture for the Tier 2 Notes, remain in force until the Tier 2 Notes have been redeemed, repurchased or repaid in full. Certain of these restrictions may be waived with the approval of holders of the applicable debt securities and/or OCI. If we are unable to obtain the required consents under the Settlement Agreement, the Stipulation and Order and/or the indenture for the Tier 2 Notes, AAC may not be able to execute its planned business strategies.
OCI has certain enforcement rights with respect to the Settlement Agreement and Stipulation and Order. Disputes may arise over the interpretation of such agreements, the exercise or purported exercise of rights thereunder, or the performance of or failure or purported failure to perform obligations thereunder. Any such dispute could have material adverse effects on AAC, and the Company more broadly, whether through litigation, administrative proceedings, supervisory orders, failure to execute transactions sought by management, interference with corporate strategies, objectives or prerogatives, inefficient decision-making or execution, forced realignment of resources, increased costs, distractions to management, strained working relationships or otherwise. Such effects would also increase the risk that OCI would seek to initiate rehabilitation proceedings or issue supervisory orders against AAC.
Actions of the PRA and FCA could reduce the value of Ambac UK realizable by AAC, which would adversely affect our securityholders.
Ambac’s international business is operated by Ambac UK, which is regulated by the Prudential Regulation Authority (“PRA”) for prudential purposes and the Financial Conduct Authority (“FCA”) for conduct purposes. The terms of Ambac UK’s regulatory authority are now restricted and Ambac UK is in run-off. Among other things, Ambac UK may not write any new business, and, with respect to any entity within the Ambac group of affiliates, commute, vary or terminate any existing financial guaranty policy, transfer certain assets, or pay dividends, without the prior approval of the PRA and FCA. The PRA and FCA act generally in the interests of Ambac UK policyholders and will not take into account the interests of AAC or the securityholders of Ambac when considering whether to provide any such approval. Accordingly, determinations made by the PRA and FCA, in their capacity as Ambac UK’s regulators, could potentially result in adverse consequences for our securityholders and also reduce the value realizable by AAC for Ambac UK.
Regulatory uncertainty in relation to Ambac UK’s capital position could adversely affect the value of Ambac UK and affect our securityholders.
Under applicable regulatory capital rules (“Solvency II”) Ambac UK was deficient in terms of capital until September 30, 2021, but as at December 31, 2021 expects to meet the capital requirements under these rules. Ambac UK's regulators are aware of the deficiency which previously existed, and dialogue between Ambac UK and its regulators remains ongoing with respect to options for strengthening the capital position further whilst Ambac UK remains in run-off.
Until Ambac UK has been able to strengthen its capital position, through the natural run-off of the insurance portfolio or otherwise, there remains a risk that market movements impacting its investments or adverse credit developments impacting loss reserving requirements within its insured portfolio could result in the capital position becoming deficient once again.
The PRA supervisory statement SS7/15 “Supervision of firms in difficulty or run-off” notes that “there are many circumstances in which a run-off strategy is in the best interests of policyholders” and notes that the PRA will review such firms and that they “may be permitted to continue activities necessary to carry out existing contracts in a manner, and for so long as, the PRA considers necessary in order to afford an appropriate degree of protection to policyholders”.  If Ambac UK were to return to a capital deficit position then its run-off would become subject to the PRA taking no action in relation to that capital deficit and related Solvency II requirements. Alternative courses of action open to the PRA could adversely impact the anticipated run-off trajectory of Ambac UK and impact its value.
| Ambac Financial Group, Inc. 24 2021 FORM 10-K |

Impairment of the intangible and goodwill assets, which resulted from the acquisition of Xchange, could adversely affect our results of operations.
In connection with Ambac’s acquisition of 80% of the membership interests of Xchange, Ambac recorded the fair value of identifiable intangible assets (primarily related to distribution relationships) and goodwill. The intangible assets will be amortized over their remaining useful lives. The Company will test intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. Goodwill will be tested for impairment annually or whenever events occur or circumstances change that may indicate impairment. Intangible asset and goodwill impairments are driven by a variety of factors, which could include, among other things, declining future cash flows of the acquired business as addressed in other risk factors related to the Managing General Underwriting Business. Any intangible asset or goodwill impairment could adversely affect the Company's operating results and financial condition.
Xchange derives a significant portion of its commission revenues from a limited number of insurance companies, the loss of any of which could result in lower commissions or loss of business production.
For the year ended December 31, 2021, a majority of Xchange’s total commissions was derived from insurance policies underwritten by a limited number of insurance companies. Should one or more of these insurance companies terminate its arrangements with Xchange or otherwise decrease the number of insurance policies underwritten for it, Xchange may lose significant commission revenues or lose significant business production while it seeks other insurance companies to underwrite the business.
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
The MGU business is highly competitive and Xchange actively competes with numerous firms for customers and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage. Other competitive concerns may include pricing, the entrance of technology companies into the MGU business and the direct-to-consumer insurance carriers that don't utilize third party agents and brokers as production sources. Additionally, the insurance industry may experience consolidation, and Xchange therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including MGU services. While Xchange collaborates and competes in these segments on a fee-for-service basis, we cannot be certain that such alternative markets will provide the same level of insurance coverage or profitability as traditional insurance markets.
Changes in law or in the functioning of the healthcare market could significantly impair Xchange’s business and therefore negatively impact Ambac’s financial condition and results of operation.
Adoption of a single payer healthcare system or a public health insurance option would likely adversely impact the entire healthcare industry. While Xchange has historically demonstrated an ability to adjust its products to major changes in the healthcare industry, given its focus on Accident and Health products, Xchange would likely be adversely impacted by such a material change in the U.S. healthcare system particularly if private health insurance is eliminated, materially limited, or is rendered noncompetitive. Material adverse developments to Xchange's business would have a negative impact on Ambac's financial condition and results of operations which could be material.
Xchange’s business and results of operation and financial condition may be adversely affected by conditions that result in reduced insurer capacity.
Xchange’s results of operations depend on the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on those insurance companies’ ability to procure reinsurance. Capacity among insurance carriers and reinsurers for Xchange's products may diminish because of Xchange's performance or due to factors outside Xchange's control. For example, capacity could be reduced by insurance companies failing or withdrawing from writing certain coverages that Xchange offers to its customers. To the extent that reinsurance becomes less widely available or significantly more expensive, Xchange may not be able to procure the amount or types of coverage that its customers desire and the coverage Xchange is able to procure for its customers may be more expensive or limited.
| Ambac Financial Group, Inc. 25 2021 FORM 10-K |

Variations in Xchange’s commissions that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected effects on our results of operation.
Xchange’s commission income can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. Xchange does not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. Quarterly and annual fluctuations in revenues based upon increases and decreases associated with the timing of new business, policy renewals and payments from insurance companies may adversely affect our financial condition, results of operations and cash flows. Profit-sharing contingent commissions are paid by insurance companies based upon the profitability of the business placed with such companies. In the past these commissions have accounted for a significant amount of Xchange’s total commissions and fees. Due to, among other things, the inherent uncertainty of loss in Xchange’s industry and changes in underwriting criteria by insurance companies, there will be a level of uncertainty related to the payment of profit-sharing contingent commissions.
Risks Related to Taxation
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
However, in the event of a deconsolidation, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Ambac Consolidated Group, including certain favorable rules relating to transactions occurring between members of the Ambac Consolidated Group and members of the AAC Consolidated Tax Group. A deconsolidation of AAC from the Ambac Consolidated Group could have a material adverse impact on our results of operations and financial condition.
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
To the extent certain surplus notes are characterized as equity for U.S. federal income tax purposes, accrued interest will not be deductible by AAC. In addition, even if such surplus notes are characterized as debt for U.S. federal income tax purposes, the deduction of interest accruing on such surplus notes may be deferred until paid or eliminated in part depending upon (i) the terms of any deferral and payment provisions provided in such surplus notes, (ii) whether such surplus notes have “significant original issue discount,” and (iii) the yield to maturity of surplus notes. To the extent deductions with respect to interest are eliminated or deferred, the U.S. federal income tax of AAC or the members of the AAC Consolidated Tax Group as the case may be, could be increased reducing the amount of cash available to pay its obligations and, therefore, the value of AAC’s stock owned by AFG and the potential for future dividend payments from AAC to AFG.
Risks Related to Strategic Plan
Ambac is planning to further develop and expand the Specialty Property and Casualty Program Insurance business and the Managing General Agency/Underwriting business; however, such plans may not be realized, or if realized, may not create value and may negatively impact our financial results.
The value of AFG's common stock depends in part upon the ability of Ambac to generate earnings apart from AAC. Ambac is planning to further develop and expand the Specialty Property and Casualty Program Insurance Business and the Managing General Agency/Underwriting business. Such plans may involve additional acquisitions of assets or existing businesses and the development of businesses through new or existing subsidiaries.
| Ambac Financial Group, Inc. 26 2021 FORM 10-K |

It is not possible at this time to fully predict the future prospects or other characteristics of such businesses. While we expect to conduct business, financial and legal due diligence in connection with the evaluation of any future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. Efforts to pursue certain business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our operating results and financial condition. To effect our growth strategy, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees and effectively integrate any acquisitions we make in our effort to achieve growth. No assurances can be given that Ambac will successfully execute its plans for new business, generate any earnings or value from new businesses or be able to successfully integrate any such business into our current operating structure. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.
Moreover, Ambac’s ability to enter into new businesses may be constrained, given the financial condition of AAC, counterparty or rating agency concerns about AAC's ability to mitigate insured portfolio losses or recover losses in litigation, the difficulty of leveraging or monetizing Ambac’s other assets, and the uncertainty of Ambac's ability to raise capital. Due to these factors, as well as those relating to AAC as described in this Item 1A. Risk Factors, the value of our securities is speculative.
Should changes in Ambac’s circumstances or financial condition or in the political, economic and/or legal environment occur, there can be no assurance that all or any part of our strategy and/or initiatives will not be abandoned or amended to take account of such changes. Any such adjustment or abandonment may have an material adverse effect on our securities.
Item 1B.    Unresolved Staff Comments — No matters require disclosure.
Item 2.    Properties
The executive office of Ambac is located at One World Trade Center, New York, New York 10007, and consists of 46,927 square feet of office space, under a sublease agreement that expires in January 2030. Ambac continues to hold a lease at One State Street Plaza that expires in December 2029 (25,871 square feet).  Ambac has sublet this space through its expiration date. During 2020 and 2021, Ambac temporarily leased additional office space in New Jersey related to its COVID response plan. The New Jersey lease expired in September 2021.
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
Ambac maintains a disaster recovery site in Kingston, NY which consists of 12,374 square feet under a lease that expires in March 2024. During a disaster event, the site would allow employees in our New York offices an alternative office location.
Item 3.    Legal Proceedings
Refer to Notes to the Consolidated Financial Statements—Note 19. Commitments and Contingencies included in Part II, Item 8 in this Form 10-K for a discussion on legal proceedings against Ambac.
Item 4.    Mine Safety Disclosures — Not applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since February 3, 2020, the Company 's common stock and warrants have been trading on the NYSE under the symbol “AMBC" and "AMBC WS", respectively. Prior to being listed on the NYSE, the Company's common stock and warrants were listed on NASDAQ under the symbols “AMBC” and "AMBCW," respectively.
Holders
On February 22, 2022, there were 20 stockholders of record of AFG’s common stock and 60 holders of record of AFG's warrants.
Dividends
The Company did not pay cash dividends on its common stock during 2021 and 2020. Information concerning restrictions on the payment of dividends from Ambac's insurance subsidiaries is set forth in Item 1 above under the caption “Dividend Restrictions, Including Contractual Restrictions" and in Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarized Ambac's share purchases during the fourth quarter of 2021. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the fourth quarter of 2021, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.
| Ambac Financial Group, Inc. 27 2021 FORM 10-K |

	October 2021	November 2021	December 2021	Fourth Quarter 2021
Total Shares Purchased (1)	8,057	1,342	—	9,399
Average Price Paid Per Share	$14.38	16.49	—	$14.68
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Maximum Number of Shares That may Yet be Purchased Under the Plan	—	—	—	—
(1)There were no other repurchase of equity securities made during the three months ended December 31, 2021. Ambac does not have a stock repurchase program.
Warrants
Each warrant represents the right to purchase one share of AFG common stock. The warrants are exercisable for cash at any time on or prior to April 30, 2023, at an exercise price of $16.67 per share. The warrants also have a cashless exercise provision.
On June 30, 2015, the Board of Directors of AFG authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of AFG authorized an additional $10 million to the warrant repurchase program. The remaining aggregate authorization at December 31, 2021, is $11.9 million. Ambac currently has 4,877,617 warrants outstanding.
Stock Performance Graph
The following graph compares the performance of an investment in our common stock from the close of business on December 30, 2016, through December 31, 2021, with the Russell 2000 Index and S&P Completion Index. The graph assumes $100 was invested on December 30, 2016, in our common stock at the closing price of $22.50 per share and at the closing price for the Russell 2000 Index and S&P Completion Index. It also assumes that dividends (if any) were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
`

	December 31,
	2016	2017	2018	2019	2020	2021
Ambac Financial Group, Inc.	$100	$71	$77	$96	$68	$71
Russell 2000 Index	$100	$113	$100	$123	$147	$167
S&P Completion Index	$100	$116	$104	$131	$171	$191
| Ambac Financial Group, Inc. 28 2021 FORM 10-K |

Item 6.    Selected Financial Data
Reserved
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objectives of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are to provide users of our consolidated financial statements with the following:
•A narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results;
•Context to the consolidated financial statements; and
•Information that allows assessment of the likelihood that past performance is indicative of future performance.
The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Refer to Item 1. Business and Note 1. Background and Business Description for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.
Organization of Information
MD&A includes the following sections:
EXECUTIVE SUMMARY ($ in millions)
AFG
During 2021, AFG progressed the development of its specialty property and casualty program insurance business. Developments included the following:
•AFG contributed $92 of additional capital to Everspan.
•Everspan received an 'A-' Financial Strength Rating from AM Best in February 2021.
•Everspan launched its specialty insurance program business in May 2021.
•To support expansion of the admitted insurance component of its business, during 2021 Everspan entered into stock purchase agreements to acquire four insurance shell companies. Such acquisitions will enhance Everspan's capabilities to launch new admitted programs, develop innovative products and provide enhanced flexibility to foster strategic relationships with prospective program partners. On October 1, 2021, Everspan completed the acquisition of Providence Washington Insurance Company (“PWIC”) from a subsidiary of Enstar Group Limited. PWIC holds certificates of authority in forty-seven states and territories. PWIC's legacy liabilities were fully ceded to reinsurers and Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) to mitigate any residual risk to these reinsurers. On January 3, 2022, Everspan completed the acquisition of the 21st Century Companies (three carriers) from a national insurance group that has a Financial Strength Rating of “A” (Excellent) from AM Best. The 21st Century Companies collectively possess certificates of authority in thirty-nine states. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities. The 21st Century Companies will be re-named during 2022.
•During 2021, AFG made minority investments in certain insurance related businesses, including insurtech platforms, that we believe will be synergistic to our specialty property & casualty program insurance or Managing General Agency/Underwriting businesses.
•See below AAC and Subsidiaries for the various 2021 activities relating to the financial guarantee business
In addition to its focus on Xchange, AFG is actively seeking to expand the MGA/U business though additional acquisitions and development of new MGA/U companies.
Net Assets
As of December 31, 2021, net assets of AFG, excluding its equity investments in subsidiaries, were $269.

($ in millions)
Cash and short-term investments	$125
Other investments (1)	130
Other net assets	14
Total	$269
(1)Includes surplus notes (fair value of $90) issued by AAC that are eliminated in consolidation.
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
Asset Management
Investment portfolios are subject to internal investment guidelines, as well as limits on types and quality of investments
| Ambac Financial Group, Inc. 29 2021 FORM 10-K |

imposed by insurance laws and regulations. The investment portfolios of AAC and Ambac UK hold fixed maturity securities and various pooled investment funds. Refer to Note 4. Investments to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further details of fixed maturity investments by asset category and pooled investment funds by investment type.
At December 31, 2021, Ambac and its subsidiaries owned $609 of distressed Ambac-insured bonds, including significant concentrations of insured Puerto Rico and RMBS bonds.
Subject to internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase or sell Ambac-insured securities, surplus notes and/or other Ambac issued securities, and may consider opportunities to exchange securities issued by it from time to time for other securities issued by it.
Liability and Insured Exposure Management
AAC's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. During 2021, Ambac completed risk reduction transactions consisting of quota share reinsurance, refinancings, and commutations of $2,695, of which, quota share reinsurance represented $1,695.
The following table provides a comparison of total, adversely classified ("ACC") and watch list credit net par outstanding in the insured portfolio at December 31, 2021 and 2020. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions) December 31,	2021	2020	Variance
Total	$28,020	$33,888	$(5,868)	(17)%
ACC	$6,361	$8,458	$(2,097)	(25)%
Watch List	$3,824	$4,720	$(896)	(19)%
The decrease in total, ACC and watch list credit net par outstanding resulted from active de-risking initiatives, as noted above, as well as scheduled maturities, amortizations, refundings and calls.
We have been paying claims for several years on most of our exposure to Puerto Rico, which consists of several different issuing entities (all below investment grade). These issuing entities, which have been part of the PROMESA restructuring process that began in 2016, each have their own credit risk profile attributable to discrete revenue sources, direct general obligation pledges, and/or general obligation guarantees.
On January 18, 2022, Judge Swain, U.S. District Court for the District of Puerto Rico, confirmed the modified Eighth
Amended Plan of Adjustment for the Commonwealth of Puerto Rico ("Eighth Amended POA"). On January 20, 2022, Judge Swain approved the Qualifying Modifications for PRIFA and CCDA ("PRIFA QM" and "CCDA QM", respectively). Although the Eighth Amended POA, the PRIFA QM and CCDA QM remain subject to appeal (see Risk Factors— "Insured Portfolio Losses"), the Eighth Amended POA, PRIFA QM, and CCDA QM are expected to become effective on or before March 15, 2022. Consummation of the plan of adjustment and qualifying modifications will resolve the PROMESA restructuring process for the GO, PBA, PRIFA and CCDA issuing entities that have portions of their bonds insured by AAC. On the effective date of the Eighth Amended POA, PRIFA QM, and CCDA QM, and pursuant to bondholder elections, (i) all of the remaining outstanding AAC-insured GO and PBA bonds will be satisfied and eliminated via commutation or acceleration, and (ii) about 39% and 19% of the par of AAC's outstanding AAC-insured PRIFA and CCDA bonds, respectively, will be reduced via commutation, with the remainder of those bonds (belonging to bondholders who elected not to commute their AAC Insurance Policies) being deposited into trusts together with such policies and the bondholders' respective shares of distributed Eighth Amended POA, PRIFA QM, or CCDA QM consideration. Those bondholders participating in the trusts are expected to receive scheduled payments from the applicable trust, unless Ambac elects, in its sole discretion, to pay all or a portion of the outstanding par amounts of the AAC-insured bonds in such trust.
AAC-insured bonds of PRHTA are subject to the PRHTA POA, a separate plan of adjustment that is expected to be filed prior to March 31, 2022, with a confirmation hearing to follow later in 2022.
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
COVID-19 and the public health responses by the US federal and state governments at the onset of the pandemic resulted in a shut down for several months of significant portions of the US economy, including areas that Ambac's insured obligors rely upon to generate the revenues and cash flows necessary to service debts we insure. In the U.S. and Europe, where most of Ambac's financial guaranty exposure is located, significant fiscal stimulus measures, monetary policy actions and other relief measures helped to moderate the negative economic impacts of COVID-19 and supported the economic recovery which began in the second half of 2020 and continues into 2022. As of December 31, 2021, there have been no defaults of Ambac-insured obligations as a result of the COVID-19 pandemic.
| Ambac Financial Group, Inc. 30 2021 FORM 10-K |

Despite the significant overall benefit of the above relief measures, which were designed to help mitigate the economic impact of the COVID-19 pandemic generally, certain of these measures may still adversely affect Ambac's insured portfolio. In particular, this includes the U.S. government's temporary relief measures that required mortgage loan servicers to offer relief to borrowers who suffer hardship as a result of COVID-19. These relief measures included moratoriums on foreclosures and evictions as well as the expansion of forbearance and subsequent repayment options. While these relief measures have largely since expired, the resulting delays in starting mortgage foreclosure processes and the impact of potential post-forbearance related mortgage loan modifications may have an adverse impact on our insured RMBS transactions. Consequently, we have anticipated that we will experience an increase in claim payments for certain of our insured RMBS obligations following the resumption of foreclosure activity and the implementation of post-forbearance mortgage loan modifications. However, since the onset of the COVID-19 pandemic, much of the potential increase in claim experience has been offset by the benefit to excess spread within the securitization structures as a result of the reduction in interest rates, which is expected to result in higher excess spread recoveries to Ambac.
The impact from the COVID-19 pandemic on Ambac also includes the ability of our counterparties to pay their obligations when due, most notably AAC's reinsurers for their portion of future financial guaranty claim payments. Ambac has reinsured approximately 17.9% of its gross par outstanding to five reinsurance counterparties. Each of these reinsurance counterparties (i) is experienced in the business of reinsuring and/or writing financial guaranty insurance and (ii) have current ratings of A+ (by S&P) or better and have collateralization or replacement triggers upon downgrade within Ambac's reinsurance agreements. Ambac actively monitors each of these reinsurance entities and currently believes they have the ability to perform under their respective reinsurance policies, but this is subject to change.
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
With regard to Ambac's new business strategic objective, we continue to evaluate opportunities in a disciplined manner. Our evaluation process incorporates the perceived impact of COVID-19 on historical and prospective business results.
Financial Statement Impact of Foreign Currency
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income (Loss) for the year ended December 31, 2021 included the following:

($ in millions)
Net income (1)	$(7)
Gain (losses) on foreign currency translation (net of tax)	(8)
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	3
Impact on total comprehensive income (loss)	$(12)
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
LIBOR Sunset
In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (‘ARRC’), a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from U.S. dollar LIBOR (‘USD-LIBOR’) to a more robust reference rate, proposed that the Secured Overnight Financing Rate (‘SOFR’) represents the best alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a transition plan with specific steps and timelines designed to encourage the adoption of SOFR and guide the transition to SOFR from USD-LIBOR. The Financial Conduct Authority in the United Kingdom and other regulatory bodies have issued statements encouraging cessation of new transactions referencing USD LIBOR after December 31, 2021, while supporting extension of the publication of major USD-LIBOR tenors to mid-2023 to allow additional legacy contracts to mature on their existing terms. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to USD-LIBOR.
After December 31, 2021, banks ceased publishing most GBP-LIBOR rates. In response, in October 2021, noteholders of obligations linked to GBP-LIBOR and insured by Ambac UK consented to the replacement of GBP-LIBOR references with compounded Sterling Overnight Index Average ("SONIA") plus a credit adjustment spread effective on the first interest payment date in 2022. Ambac therefore no longer insures any obligations linked to Non-USD LIBOR.
As of December 31, 2021, the Company has exposure to LIBOR in the following areas: (i) the financial guarantee insured portfolio, (ii) the Sitka AAC Note (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) included in long-term debt, (iii) certain invested assets and interest rate derivatives.
| Ambac Financial Group, Inc. 31 2021 FORM 10-K |

Ambac has reviewed its financial guarantee portfolio to identify insured transactions that it believes may be impacted by the transition from LIBOR. The review focused on insured issues that were scheduled or projected to have an outstanding principal balance as of December 31, 2021. The Company reviewed the governing documents' provisions for the setting of interest rates in the event LIBOR is unavailable ("fallback language"). The Company has initiated a dialogue with relevant trustees, calculation agents, auction agents, servicers and other parties responsible for implementing the rate change in these transactions. Most have not yet committed to specific courses of action, but the passage of legislation in New York State and the expectation that similar federal legislation will be enacted should facilitate greater clarity for those transactions that do not have clear fallback language.
The Sitka AAC Note is referenced to 3-month USD-LIBOR and has a final maturity of July 6, 2026. The Sitka AAC Note includes specific fallback language that addresses both the calculation of interest using a replacement reference rate to 3-month USD-LIBOR and the circumstances that would trigger use of the replacement rate.
Ambac's investment and derivative portfolios have been evaluated to assess the risk of LIBOR unavailability based on the respective instruments' fallback language and parties responsible for implementing the alternative rates. Investments that are Ambac-insured securities are being addressed through efforts on the financial guarantee portfolio described above. For other investments, we are working with our investment managers to ensure LIBOR indexed positions in our portfolio contain unambiguous fallback language or will be governed by relevant legislation. Ambac's centrally cleared interest rate swaps are expected to follow LIBOR transition steps outlined by the International Swaps and Derivatives Association, Inc. ("ISDA"). Our non-cleared interest rate swaps are all governed by New York law and either have offsetting LIBOR exposure with a single counterparty that serves as calculation agent responsible for rate changes or have Ambac as the calculation agent.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac's Consolidated Financial Statements have been prepared in accordance with GAAP. This section highlights accounting estimates management views as critical because they are most important to the portrayal of the Company's financial condition; and require management to make difficult and subjective judgments regarding matters that are inherently uncertain and subject to change. These estimates are evaluated on an on-going basis considering historical developments, political events, market conditions, industry trends and other information. There can be no assurance that actual results will conform to estimates and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates from time to time.
Management has identified the following critical accounting policies and estimates: (i) valuation of financial guarantee loss and loss expense reserves, (ii) valuation of certain financial instruments and (iii) valuation of deferred tax assets. Management has discussed each of these critical accounting policies and estimates with the Audit Committee, including the reasons why they are considered critical and how current and anticipated future events impact those determinations. Additional information about these policies can be found in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Valuation of Financial Guarantee Losses and Loss Expense Reserves (including Subrogation Recoverables)
The loss and loss expense reserves and subrogation recoverable assets (collectively defined as "loss reserves") discussed in this section relate only to Ambac’s non-derivative financial guarantee insurance policies issued to beneficiaries, including unconsolidated VIEs. A loss reserve is recorded on the balance sheet on a policy-by-policy basis at the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows consider the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considers future recoveries related to breaches of contractual representations and warranties by RMBS transaction sponsors, remediation strategies, excess spread and other contractual or subrogation-related cash flows. Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not estimate recoveries for litigations where its sole claim is for fraudulent inducement, since any remedies under such claims would be non-contractual. Nor does Ambac include potential recoveries attributable to pre-judgment interest in the estimate of subrogation recoveries.
The evaluation process for expected future net cash flows is subject to certain estimates and judgments regarding the probability of default by the issuer of the insured security, probability of negotiation or settlement outcomes (which may include commutation, litigation and other settlements, and/or a refinancing), probability of a restructuring outcome (which may include payment moratoriums, debt haircuts and/or subsequent recoveries) and the expected loss severity of credits for each insurance contract.
As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political,
| Ambac Financial Group, Inc. 32 2021 FORM 10-K |

economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. The loss reserves for many transactions are derived from the issuer’s creditworthiness. For public finance issuers, loss reserves will consider not only creditworthiness but also political dynamics and economic status and prospects. The loss reserves for transactions which have no direct issuer support, such as most structured finance exposures, including RMBS and student loan exposures, are derived from the default activity and the estimated loss given default of the underlying collateral supporting the transactions. In addition, many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves; our ability to execute workout strategies and commutations; economic and market conditions; and management's judgments with regards to the current performance and future developments within the insured portfolio. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic prosperity. Reinsurance contracts mitigate our loss reserves but since Ambac currently has minimal exposure ceded to reinsurers on credits with loss reserves, the existing reinsurance contracts are unlikely to have a significant effect on loss reserve volatility. Loss reserve volatility will also be materially impacted by changes in interest rates from period to period.
The table below indicates the gross par outstanding and gross loss reserves (including loss expenses) related to policies in Ambac’s Financial Guarantee loss and loss expense reserves at December 31, 2021 and 2020:

	Gross Par Outstanding (1) (2)	Gross Loss and Loss Expense Reserves (1) (3) (4)
December 31, 2021
Structured Finance	2,371	(1,178)
Domestic Public Finance	2,742	562
Other	1,189	17
Loss expenses	—	45
Totals	6,302	(554)
December 31, 2020
Structured Finance	2,945	(1,212)
Domestic Public Finance	3,016	724
Other	1,612	23
Loss expenses	—	68
Totals	7,573	(397)
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $784 and $24 respectively, at December 31, 2021, and $739 and $33, respectively at December 31, 2020. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.
(2)    Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
(3)    Loss and Loss Expense reserves at December 31, 2021, of $(554) are included in the balance sheet in the following line items: Loss and loss expense reserves: $1,538 and Subrogation recoverable: (2,092). Loss and Loss Expense reserves at December 31, 2020, of $(397) are included in the balance sheet in the following line items: Loss and loss expense reserves: $1,759 and Subrogation recoverable: $2,156.
(4)    Ambac records as a component of its loss and loss expense reserves, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $1,730 and $1,751 at December 31, 2021 and 2020, respectively.
See Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for a description of the cash flow and statistical methodologies used to develop loss reserves. The majority of our large loss reserves utilize the cash flow method of reserving. Various cash flow scenarios are developed to represent the range of possible outcomes and resultant future claim payments and timing. Scenarios and probabilities of each are adjusted regularly to reflect changes in status, outlook and our analysis and views. Significant judgment is used to develop the cash flow assumptions and related probabilities, and there can be no certainty that the scenarios or probabilities will not deviate materially from ultimate outcomes.
•In some cases, such as RMBS and student loans, cash flow projections include the modeling of an issuer or transaction’s future revenues and expenses to determine the resources available to pay debt service on our insured obligations. Key assumptions impacting RMBS cash flow models include projected home price appreciation and interest rates A component of our RMBS loss reserve estimate includes subrogation recoveries related to securitized loans in such transactions that breached certain representations and warranties ("R&W"). Key assumptions impacting student loan cash flow models include projected loan defaults, recoveries and interest rates.
•In other cases, such as many public finance exposures, we consider the issuer's overall ability and willingness to pay as it relates to the existing fiscal, economic, legal, restructuring and/or political framework relevant to a particular exposure or group of exposures. We then develop multiple scenarios where issuer debt service is paid, missed and/or haircut with claims paid then modeled for any recovery amount (and potential variability of the recovery amount) and timing. There is no certainty our assumptions as to scenarios or probabilities will not be subject to material changes as developments occur.
•In estimating loss reserves, we also incorporate scenarios which represent the potential outcome of remediation strategies. Remediation scenarios may include (i) a potential refinancing of the transaction by the issuer; (ii) the issuer’s ability to redeem outstanding securities at a discount, thereby increasing the structure’s ability to absorb future losses; and (iii) our ability to terminate, restructure or commute the policy in whole or in part. The remediation scenarios and the related probabilities of occurrence vary by policy depending on ongoing and expected discussions and negotiations with issuers and/or investors. In addition to commutation negotiations that are underway with various counterparties in various forms, our reserve
| Ambac Financial Group, Inc. 33 2021 FORM 10-K |

estimates may also include scenarios which incorporate our ability and/or expectation to commute additional exposure with other counterparties.
Valuation of Certain Financial Instruments
The Fair Value Measurement Topic of the ASC requires financial instruments to be classified within a three-level fair value hierarchy. The fair value hierarchy, the financial instruments classified within each level, our valuation methods, inputs, assumptions and the review and validation procedures over quoted and modeled pricing are further detailed in Note 5. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
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
Valuation allowances are established to reduce deferred tax assets to an amount that “more likely than not” will be realized. On a quarterly basis, management identifies and considers all available evidence, both positive and negative, in making the determination with significant weight given to evidence that can be objectively verified. Positive evidence includes removal of the going concern independent auditor opinion in 2018, the Segregated Account's February 12, 2018 exit from rehabilitation, Everspan's receipt of an 'A-'' Financial Strength Rating from AM Best, the launch of a specialty program property and casualty insurance business, and AFG's acquisition of a majority interest in an MGA/U business. Negative evidence includes the potential for unrecognized future insurance tax losses; cumulative pre-tax losses in recent years; uncertainty regarding timing and magnitude of RMBS R&W litigation recoveries; and no new financial guarantee business.
The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income within the carry forward periods available under the tax law. As a result of the above-described risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the U.S. federal deferred tax asset and therefore has a full valuation allowance. To the extent such risks and uncertainties are resolved, Ambac may have the ability to establish a history of making reliable estimates of future income which could ultimately result in a reduction to the deferred tax asset valuation allowance. See Note 16. Income Taxes to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for additional information on the Company's deferred income taxes.
FINANCIAL GUARANTEES IN FORCE
($ in millions)
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at December 31, 2021 and 2020. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policies insuring the Sitka Senior Secured Notes and LSNI Secured Notes as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
| Ambac Financial Group, Inc. 34 2021 FORM 10-K |

December 31,	2021	2020
Public Finance (1) (2)	$12,360	$15,497
Structured Finance	4,904	6,337
International Finance	10,756	12,054
Total net par outstanding	$28,020	$33,888
(1)    Includes $5,490 and $5,575 of Military Housing net par outstanding at December 31, 2021 and 2020, respectively.
(2)     Includes $1,054 and $1,070 of Puerto Rico net par outstanding at December 31, 2021 and 2020, respectively.
Below we will discuss the significant exposures in our insured portfolio relating to each of the three markets. See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for exposures by bond type.
U.S. Public Finance Insured Portfolio
Ambac’s portfolio of U.S. public finance exposures is $12,360 in net par outstanding, representing 44% of Ambac’s net par outstanding as of December 31, 2021, and a 20% reduction from the amount outstanding at December 31, 2020. This reduction in exposure was due to additional reinsurance acquired, restructuring transactions, scheduled paydowns, and early terminations (calls, refundings and pre-refundings). While Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general obligation, revenue, and lease and tax-backed obligations of state and local government entities, the portfolio also includes several non-municipal types of bonds, such as financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public interests.
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
•Ambac insures approximately $5,490 net par of privatized military housing debt. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated in most cases by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). In typically small percentages, rental payments can also come from civilians, including retired service personnel and US Department of Defense contractors living on a particular base. Collateral for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include ongoing base essentiality, military deployments, the U.S. government’s commitment to fund the BAH, marketability/attractiveness of the on-base housing units versus off-base housing, construction completion, environmental remediation, utility and other operating costs and housing management. Ambac's exposure to privatized military housing debt is a growing concentration given the long-dated maturity profile of the exposure relative to faster run-off of other parts of Ambac's insured portfolio. As of December 31, 2021, privatized military housing represented approximately 20% of net par outstanding.
U.S. Structured Finance Portfolio
Ambac’s portfolio of U.S. structured finance exposures is $4,904 in net par outstanding, representing 18% of Ambac’s net par outstanding as of December 31, 2021, and a 23% reduction from the amount outstanding at December 31, 2020. This reduction in exposure was primarily related to (i) residential mortgage-backed securities ("RMBS") policies, which continued to prepay as well as incur claims and (ii) quota share reinsurance of a structured insurance credit.
Current insured exposures primarily include securitizations of mortgage loans, home equity loans and student loans, in each case where the majority of the underlying collateral risk is situated in the United States. At December 31, 2021, RMBS represented approximately 10% of net par outstanding.
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
International Finance Insured Portfolio
Ambac’s portfolio of international finance insured exposures is $10,756 in net par outstanding, representing 38% of Ambac’s net par outstanding as of December 31, 2021, and a 11% reduction from the amount outstanding at December 31, 2020. This reduction in exposure was primarily the result of scheduled maturities within investor-owned utilities, commutations and a strengthening of the US dollar versus the British pound and the Euro. Ambac’s international finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, utility obligations, whole business securitizations (e.g., securitizations of substantially all of the operating assets of a corporation) and sub-sovereign credits. At December 31, 2021, sub-sovereign and investor-owned and
| Ambac Financial Group, Inc. 35 2021 FORM 10-K |

public utilities represented approximately 18% and 12% of net par outstanding, respectively. Ambac has no insured exposure related to emerging markets.
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
Ambac UK, which is regulated in the United Kingdom (“UK”), had been AAC’s primary vehicle for directly issuing financial guarantee policies in the UK and the European Union with $10,292 net par outstanding at December 31, 2021. The portfolio of insured exposures underwritten by Ambac UK is financially supported exclusively by the assets of Ambac UK and no capital support arrangements are in place with any other Ambac affiliate.
Ambac's international net par exposures are principally in the United Kingdom ($9,255); however, we also have exposures with credit risk based in various EU member states, including Austria, France, Germany and Italy ($1,284).  Italy, with net par exposure of $718 in particular has experienced economic, fiscal and political strains since the 2008 global financial crisis such that the likelihood of default on an insured sub-sovereign obligation in that country is higher than when the policy was underwritten. Ambac does not guarantee any sovereign bonds of the above EU countries.

Largest Insured Exposures:
The table below shows Ambac’s ten largest exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2021 (in millions):

		Risk Name	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding	% of Total Net Par Outstanding
IF	AUK	Capital Hospitals plc (2)	UK-Infrastructure	A-	2046	925	3.3%
IF	AUK	Anglian Water	UK-Utility	A-	2035	905	3.2%
IF	AUK	Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	BBB	2033	$892	3.2%
IF	AUK	Aspire Defence Finance plc	UK-Infrastructure	A-	2040	836	3.0%
IF	AUK	National Grid Gas	UK-Utility	BBB+	2037	835	3.0%
IF	AUK	Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	2035	661	2.4%
PF	AAC	New Jersey Transportation Trust Fund Authority - Transportation System	US-Lease and Tax-backed Revenue	BBB-	2036	623	2.2%
IF	AUK	National Grid Electricity Transmission	UK-Utility	BBB+	2036	557	2.0%
IF	AUK	RMPA Services plc	UK-Infrastructure	BBB+	2038	550	2.0%
IF	AUK	Catalyst Healthcare (Manchester) Financing plc (2)	UK-Infrastructure	BBB-	2040	541	1.9%
Total						$7,325	26.2%
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
(2)A portion of this transaction is insured by an insurance policy issued by AAC. AAC has issued a policy for this transaction that will only pay in the event that Ambac UK does not pay under its insurance policies (“second to pay policy")

Net par related to the top ten exposures reduced $394 from December 31, 2020. Exposures are impacted by changes in foreign exchange rates, certain indexation rates, scheduled and unscheduled paydowns and the purchase of quota share reinsurance. As a result of recent increases in inflation, such indexation exposures have increased at a faster pace than they have historically.
The concentration of net par amongst the top ten (as a percentage of net par outstanding) increased slightly to 26.2% at December 31, 2021 from 22.9% at December 31, 2020. National Grid Gas had an Ambac rating downgrade since December 31, 2020, Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $32 per single risk, with insured exposures ranging up to $455 and a median net par outstanding of $5.
Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.
Puerto Rico
We continue to experience stress in our exposure to Puerto Rico (the "Commonwealth") that consists of several different issuing entities (all below investment grade) with total net par exposure of $1,054 as of December 31, 2021. Each issuing entity has its own credit risk profile attributable to, as applicable, discrete revenue sources, direct general obligation pledges and/or general
| Ambac Financial Group, Inc. 36 2021 FORM 10-K |

obligation guarantees. Refer to Part I, Item 1 in this Annual Report on Form 10-K for additional information regarding the different issuing entities that encompass Ambac's exposures to Puerto Rico.
Commonwealth Plan of Adjustment (Title III Case)
On November 3, 2021, the Financial Oversight and Management Board for Puerto Rico ("Oversight Board"), as representative of the Commonwealth of Puerto Rico, the Puerto Rico Public Buildings Authority, and the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, filed the Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, et al. ("Eighth Amended POA"). The Eighth Amended POA proposed to restructure approximately $33,000 of debt across various Commonwealth instrumentalities, including obligations insured by AAC, and approximately $50,000 in pension obligations.
The Eighth Amended POA, among other things, incorporated the settlement reflected in the PRIFA Related Plan Support Agreement (“PRIFA PSA”) that was signed on July 27, 2021, by the Oversight Board, as representative of the Commonwealth of Puerto Rico, AAC, FGIC, and other holders of bonds issued by PRIFA. The Eighth Amended POA also incorporated the settlements reflected in the PRHTA/CCDA Related Plan Support Agreement (“PRHTA/CCDA PSA”) dated May 5, 2021, and the Amended and Restated Plan Support Agreement with the Oversight Board, as representative of the Commonwealth of Puerto Rico, PBA, and the Employee Retirement System of the Government of the Commonwealth of Puerto Rico ("Amended and Restated GO / PBA PSA") dated as of July 12, 2021. The plan consideration to be made available to creditors under these plan support agreements is described below.
A hearing to confirm the Commonwealth’s plan of adjustment was held over several days between November 8, 2021. On January 10, 2022, Judge Laura Taylor Swain, U.S. District Court for the District of Puerto Rico, entered an order requesting certain changes to the Eighth Amended POA and related materials. None of the requested changes would substantively impact the contemplated recovery to Ambac and holders of AAC-insured bonds under the Eighth Amended POA. The Oversight Board filed a revised version of the plan and corresponding materials shortly thereafter. On January 18, 2022, Judge Swain confirmed the Eighth Amended POA. The Eighth Amended POA, together with the qualifying modifications for PRIFA and CCDA discussed below, are expected to have an effective date on before March 15, 2022. Certain parties have appealed from the order confirming the Eighth Amended POA and have sought a stay pending this appeal; if the stay is granted, the effective date may be delayed.
The successful consummation of the Eighth Amended POA and qualifying modifications for PRIFA and CCDA on the effective date will represent a significant step towards resolution of AAC's remaining Puerto Rico exposure.
PRIFA/CCDA Qualifying Modifications (Title VI Cases)
The PRIFA PSA and PRHTA/CCDA PSA contain provisions requiring the parties thereto to support the terms of Title VI
Qualifying Modifications for PRIFA and CCDA. On October 8, 2021, the Oversight Board commenced Title VI proceedings and filed applications for approval of the proposed PRIFA Qualifying Modification ("PRIFA QM") and CCDA Qualifying Modification ("CCDA QM"). The PRIFA QM and CCDA QM proposed to restructure about $1,900 and $384 of debt, respectively, including obligations insured by AAC.
The hearing to consider approval of the PRIFA QM and the CCDA QM was held contemporaneously with the confirmation hearing in the Commonwealth’s Title III proceedings in November 2021. On January 20, 2022, Judge Swain approved the PRIFA QM and CCDA QM. The PRIFA QM and CCDA QM will share the same effective date as the Eighth Amended POA, which is expected to occur on or prior to March 15, 2022. As discussed above, this date may be delayed if a stay is granted pending the appeal of the Eighth Amended POA.
PRHTA Plan of Adjustment (Title III Case)
The Oversight Board, as Title III representative of the Puerto Rico Highways and Transportation Authority ("PRHTA"), is expected to file a Title III Plan of Adjustment for PRHTA ("PRHTA POA") prior to March 31, 2022. A confirmation hearing for the PRHTA POA is expected to follow later in 2022.
Bondholder Elections: GO, PBA, PRIFA, and CCDA
As outlined in the Election Notice for Ambac Bond Holders with Claims in Class 19 (the “GO Election Notice”) and the Election Notice for Ambac Bond Holders with Claims in Classes 4 and 26 (the “PBA Election Notice”), GO and PBA bondholders were each permitted to choose between two different treatment options for the satisfaction of their claims. The first option allows the bondholders to elect commutation of their insurance policies (the “Ambac Insurance Policies”). Under this option, bondholders will receive: 1) their respective shares of certain consideration available under the Commonwealth Plan, and 2) cash from Ambac. Ambac’s obligations to the bondholders under the Ambac Insurance Policies who elected this option will be deemed fully satisfied. Under the second option, bondholders who failed to elect commutation will receive payment, in cash, of the outstanding principal amount of the bondholders’ insured bonds plus the accrued and unpaid interest thereon as of the effective date (the “Ambac Acceleration Price.”), as adjusted for any payments already made by Ambac on account of the applicable Ambac Insurance Policies. Pursuant to this option, bondholders will receive the Ambac Acceleration Price in full and final discharge of Ambac’s obligations under the Ambac Insurance Policies.
As outlined in the Election Notice for Holders of Ambac Insured PRIFA Bond Claims in Connection with Certain Capital Appreciation Bonds (the “PRIFA CABs Election Notice”), the Election Notice for Holders of Ambac Insured PRIFA Bond Claims in Connection with Certain Current Interest Bonds (the “PRIFA CIBs Election Notice”), and the Election Notice for Holders of Ambac Insured CCDA Bond Claims (the “CCDA Election Notice”), PRIFA and CCDA bondholders were each permitted to choose between two different treatment options for the satisfaction of their claims. The first option allows the bondholders to elect commutation of their Ambac Insurance Policies. Under the first option, bondholders will receive: 1) their respective shares of certain consideration available under
| Ambac Financial Group, Inc. 37 2021 FORM 10-K |

the Commonwealth Plan and the PRIFA QM, or CCDA QM, as applicable and 2) cash from Ambac. Bondholders who elected this option will receive this consideration in full and final discharge of Ambac’s obligations under the Ambac Insurance Policies. Under the second option, the bondholders’ respective shares of consideration available under the Commonwealth Plan and the PRIFA QM, or CCDA QM, as applicable, will be deposited into a trust. Those bondholders are expected to receive scheduled payments from this trust, unless Ambac elects, in its sole discretion, to pay all or a portion of the outstanding par amounts of the Ambac-insured bonds in such trust. The accelerated payments will satisfy Ambac's obligations under the applicable Ambac Insurance Policies. On the plan effective date, about 39% and 19% of the outstanding par of the Ambac-insured PRIFA and CCDA bonds, respectively, will be commuted with the remainder deposited into the trusts.
Plan Support Agreements
PRIFA PSA
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
PRHTA/CCDA PSA
AAC signed a joinder to the PRHTA/CCDA PSA on July 15, 2021. The PRHTA/CCDA PSA, originally executed on May 5, 2021, provides for certain consideration for holders of bonds issued by certain Commonwealth instrumentalities, PRHTA, and CCDA on account of their claims against the Commonwealth arising from such bonds ("Clawback" claims). This consideration consists of a contingent value instrument tied to the outperformance of the Commonwealth's sales and use tax ("SUT") relative to the certified 2020 Commonwealth Fiscal Plan's projections (the "Clawback CVI"). For years one through 30, a portion of the Clawback CVI consideration reflects a 40% share of cumulative outperformance, starting July 1, 2021, subject to a combined 95% outperformance limit with the subsequently described amounts subject to a waterfall. The other portion of the Clawback CVI receives, on an annual basis, the lesser of (i) 50% of cumulative outperformance, less payments previously made, and (ii) 75% of annual outperformance, and is subject to a waterfall. The waterfall provides that, in years one through 22, (a) holders of general obligation ("GO") bonds will receive the first $100 of outperformance; (b) the Clawback creditors will receive the next $11.1; and (c) any amounts received thereafter will be split 90%/10% between GO creditors and Clawback creditors. In years 23 through 30, subject to the limits in (i) and (ii) above, 100% of the outperformance goes to the Clawback creditors. Overall, Clawback CVI recoveries are subject to a lifetime cap of 75% of allowed claim amounts under the Eighth Amended POA. PRHTA creditors will receive an approximately 69% share of the Clawback CVI, subject to a lifetime nominal cap of about $3,700, and subject to a PRHTA-specific waterfall: holders of PRHTA ’68 bonds will receive the first dollars of Clawback CVI, followed by holders of PRHTA ’98 bonds. CCDA bondholders will receive a 4% share of the Clawback CVI, subject to a lifetime nominal cap of about $217. The value of the Clawback CVI is highly uncertain, given the contingent, outperformance-driven structure of the instrument coupled with the likelihood that cash flows in later years (years 23 through 30) will significantly exceed those in earlier years. Changes in our assumed values of the Clawback CVI or in the actual performance of the Clawback CVI could cause an adverse change in our reserves which could be material. As a result, a significant decrease in our assumed values of the Clawback CVI could have a material adverse impact on our results of operations and financial condition. For example, a 1% change in the estimated value of the Clawback CVI plan consideration related to the AAC-insured PRIFA, CCDA and PRHTA bonds would have an impact of about $2 on reserves.
Under the PRHTA/CCDA PSA, PRHTA bondholders will also receive new PRHTA bonds with a face amount of $1,245, maturities of up to 40 years and an average interest rate of 5.0%. Of the $1,245 in new bonds, approximately $646.4 will be allocated to holders of PRHTA '68 bonds and approximately $598.6 will be allocated to holders of PRHTA '98 bonds. PRHTA creditors will also share $389 of cash proceeds, including a $264 interim distribution, payable at the effective date of the Eighth Amended POA. In addition, certain restriction fees and consummation costs are payable at the effective date of the PRHTA POA. AAC will receive directly the pro rata share of the CW/PRHTA clawback recovery and interim PRHTA distributions allocable to its owned or insured PRHTA bonds. Of the $264 interim cash distribution, $184.8 would be allocated to holders of PRHTA ’68 bonds and $79.2 would be allocated to holders of PRHTA ’98 bonds. Claim recovery expectations for PRHTA creditors under the PRHTA/CCDA PSA are uncertain and subject to interpretation due to the aforementioned
| Ambac Financial Group, Inc. 38 2021 FORM 10-K |

uncertainty related to the value of and/or the actual performance of the Clawback CVI.
Under the PRHTA/CCDA PSA, CCDA creditors will receive $112 of cash, inclusive of up to $15 related to restriction fees and consummation costs payable at the effective date of the Eighth Amended POA.
Amended and Restated GO / PBA PSA
On July 27, 2021, Ambac joined the July 12, 2021, Amended and Restated Plan Support Agreement with the Oversight Board, as representative of the Commonwealth of Puerto Rico, PBA, and the Employee Retirement System of the Government of the Commonwealth of Puerto Rico ("Amended and Restated GO / PBA PSA"). In general, this PSA follows the Second Amended GO/PBA PSA, originally signed on February 23, 2021. Under the Amended GO/PBA PSA, creditors will receive up to $7,024 of cash, of which up to $350 was contingent upon FY2021 revenue outperformance exceeding $350 on a dollar-for-dollar basis, $6,683 of new GO current interest bonds, $443 of new GO 5.375% capital appreciation bonds, $288 of new GO 5.00% capital appreciation bonds, and GO Bond CVI, subject to a lifetime cap of about $3,500. The GO Bond CVI is intended to provide creditors with additional returns tied to outperformance of the SUT against the certified 2020 Commonwealth Fiscal Plan's projections. The value of the GO Bond CVI is highly uncertain, given the contingent, outperformance-driven structure of the instrument Recovery derived from fixed consideration (i.e., excluding GO Bond CVI) is estimated to vary between approximately 67% and 77% (as of the petition date) for GO creditors, and between approximately 75% and 80% (as of the petition date) for PBA creditors.
Under the Amended and Restated GO/PBA PSA, in exchange for executing the agreement and agreeing to its terms and conditions, creditors that were authorized to vote their claim will receive a PSA restriction fee of 1.32% of their claim amount at the effective date of the Eighth Amended POA.
The Amended and Restated GO/PBA PSA was further amended to allow for additional time to consummate the Eighth Amended POA (i.e., relevant deadlines therein extended from January 31, 2022 to March 15, 2022).
Plan of Adjustment and Qualifying Modification Considerations
The Eighth Amended POA has been confirmed, and the PRIFA QM and the CCDA QM have been approved. All are expected to become effective on or before March 15, 2022. However, uncertainty remains as to (i) whether the effective date will be stayed pending the appeal of the order confirming Eighth Amended POA; (ii) the result of the pending First Circuit appeal of the order confirming the Eighth Amended POA; (iii) the value or perceived value of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (iv) the extent to which exposure management strategies, such as commutation and acceleration, will be executed; (v) the tax treatment of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (vi) whether and when the PRHTA POA will be confirmed; and (vii) other factors, including market conditions such as interest rate movements, credit spread changes on the new GO and CVI instruments, and liquidity for the new GO and CVI instruments. Ambac’s loss reserves may prove to be understated or overstated, possibly materially, due to favorable or unfavorable developments or results with respect to these factors. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet to the Unaudited Consolidated Financial Statements included in Part I, Item 2 in this Form 10-Q for the possible increase in loss reserves under stress or other adverse conditions. There can be no assurance that losses may not exceed such estimates.
Ambac Title III Litigation Update
AAC is party to a number of litigations related to its Puerto Rico exposures, and actively participates in the Commonwealth’s Title III proceedings before the United States District Court for the District of Puerto Rico. In connection with the July 27, 2021 PRIFA PSA, Ambac filed an urgent motion to stay various pending matters related to outstanding litigation in connection with the Commonwealth's Title III proceedings. On August 3, 2021, the Court entered an order staying the requested matters. While confirmation of the Eighth Amended POA and approval of the PRIFA QM and CCDA QM resolve many of the issues raised in the pending matters, the Court’s order confirming the Eighth Amended POA are now subject to appeal.
AAC continues to actively participate in PRHTA’s Title III proceedings.
Refer to Note 19. Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information about Ambac's litigation relating to Puerto Rico.
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
| Ambac Financial Group, Inc. 39 2021 FORM 10-K |

The following table outlines Ambac's insured exposure to each Commonwealth of Puerto Rico issuer.

($ in millions)	Range of Maturity	Ambac Ratings (1)	Net Par Outstanding	Net Par and Interest Outstanding (2)(4)	Ever-to-Date Net Claims Paid (3)
PR Infrastructure Financing Authority (Special Tax Revenue)	2023-2044	BIG	$403	$872	$202
PR Highways and Transportation Authority (1998 Resolution - Senior Lien Transportation Revenue)	2022-2042	BIG	394	620	164
PR Convention Center District Authority (Hotel Occupancy Tax)	2028-2031	BIG	86	123	72
PR Public Buildings Authority - Guaranteed by the Commonwealth of Puerto Rico	2022-2035	BIG	83	139	96
PR Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	2047-2054	BIG	73	648	37
Commonwealth of Puerto Rico - General Obligation Bonds	2022-2023	BIG	11	12	56
PR Highways and Transportation Authority (1968 Resolution - Highway Revenue)	2022-2027	BIG	4	9	25
Total Net Exposure to The Commonwealth of Puerto Rico and Related Entities			$1,054	$2,423	$652
(1)    Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. BIG denotes credits deemed below investment grade. .
(2)    Net Par and Interest Outstanding ("P&I") represent the total insured future debt service remaining over the lifetime of the bonds. P&I for capital appreciation bonds does not represent the accreted amount but rather the amount due at respective maturity dates.
(3)    In addition to ever-to-date net claims paid, Ambac made net claim payments of $23 in January 2022.
(4)    Net Par and Interest Outstanding excludes the effects of a 10% current interest rate on $60 net par of PR Public Buildings Authority ("PBA") bonds with a maturity date of July 1, 2035, resulting from the absence of a remarketing. Should a remarketing not occur before the maturity of the bonds, the Net Par and Interest Outstanding for PBA exposure would increase by $37.

Additional Insured Portfolio Information
Average Life of Insured Portfolio
Ambac estimates that the average life of its guarantees on par in force at December 31, 2021 is approximately 10 years. The average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for non-contractual reductions, refundings or terminations of insured issues. RMBS policies incorporate assumptions on expected prepayments over the remaining life of the insured obligation.
The following table depicts amortization of existing guaranteed net par outstanding:

Net Par Outstanding Amortization (1) ($ in millions)	Estimated Net Amortization
2022	$2,395
2023	1,584
2024	1,814
2025	1,468
2026	1,385

2022-2026	$8,646
2027-2031	6,131
2032-2036	6,817
2037-2041	3,544
After 2041	2,882
Total	$28,020
(1)    Depicts amortization of existing guaranteed portfolio, assuming no advance refundings, as of December 31, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay guaranteed obligations.
| Ambac Financial Group, Inc. 40 2021 FORM 10-K |

Exposure Currency
The table below shows the distribution by currency of Ambac's existing guaranteed net par outstanding as of December 31, 2021:

Currency ($ in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars	Percentage of Net Par Amount Outstanding
U.S. Dollars		$17,497	$17,497	62%
British Pounds		£6,690	9,054	32%
Euros		€1,113	1,267	5%
Australian Dollars	A$	279	202	1%
Total			$28,020	100%
See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for geographic detail by location of risk as of December 31, 2021.
Ratings Distribution
The following charts provide a rating distribution of existing net par outstanding based upon internal Ambac credit ratings at December 31, 2021 and 2020 and a distribution of Ambac's below investment grade ("BIG") net par exposures at December 31, 2021 and 2020. BIG is defined as those exposures with an internal credit rating below BBB-:
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
Summary of Below Investment Grade Exposure:

Bond Type ($ in millions)	Net Par Outstanding
December 31,	2021	2020
Public Finance:
Puerto Rico	$1,054	$1,070
Military Housing	370	308
Other	317	1,057
Total Public Finance	1,741	2,435
Structured Finance:
RMBS	2,170	2,800
Student loans	302	512
Total Structured Finance	2,472	3,312
International Finance:
Sovereign/sub-sovereign	774	742
Transportation	389	760
Other	62	72
Total International Finance	1,225	1,574
Total	$5,438	$7,321
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
Ceded Reinsurance
AAC has reinsurance in place pursuant to surplus share treaties and facultative agreements. As a primary financial guarantor, AAC is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under these reinsurance agreements. As of December 31, 2021, the aggregate amount of insured par ceded by AAC to reinsurers under reinsurance agreements was $6,102, with the largest reinsurer accounting for $2,695 or 7.9% of gross par outstanding at December 31, 2021.
| Ambac Financial Group, Inc. 41 2021 FORM 10-K |

The following table shows the distribution, by bond type, of AAC’s ceded guaranteed portfolio at December 31, 2021:

Bond Type ($ in millions)	Ceded Par Amount Outstanding
December 31,	2021	2020
Public Finance:
Lease and tax-backed revenue	$1,618	$1,156
General obligation	1,458	1,327
Housing revenue	922	934
Transportation revenue	749	586
Other	612	509
Total Public Finance	5,359	4,512
Structured Finance:
Structured insurance	313	115
Investor-owned utilities	222	224
Other	185	280
Total Structured Finance	720	619
Total Domestic	6,079	5,131
International Finance:
Total International Finance	23	51
Total	$6,102	$5,182
Percentage of Gross Par Ceded	18%	13%
RESULTS OF OPERATIONS ($ in millions)
The following discussion should be read along with the financial statements included in this Form 10-K, as well as Part II, "Item 7, Management's Discussion and Analysis's of Financial Condition and Results of Operations" of our Form 10-K for the year ended December 31, 2020, which provides additional information on comparisons of years 2020 and 2019.
Net loss attributable to common stockholders for the year ended December 31, 2021, was $17 compared to a net loss attributable to common stockholders of $437 for the year ended December 31, 2020. The decrease in losses was primarily driven by: (i) lower loss and loss expenses, (ii) net gains on derivative contracts, (iii) a $33 net gain on extinguishment of debt in 2021, (iv) higher investment income and (v) lower interest expense, partially offset by higher operating and tax expenses.
A summary of our financial results is shown below:

($ in millions) Year Ended December 31,	2021	2020	2019
Revenues:
Net premiums earned	$47	$54	$66
Net investment income	139	122	227
Net investment gains (losses), including impairments	7	22	81
Net gains (losses) on derivative contracts	22	(50)	(50)
Net realized gains (losses) on extinguishment of debt	33	—	—
Other income (expense) (1)	27	3	134
Income (loss) on variable interest entities	7	5	38
Expenses:
Losses and loss expenses (benefit)	(88)	225	13
Intangible amortization	55	57	295
Operating expenses	126	92	103
Interest expense	187	222	269
Provision (benefit) for income taxes	18	(3)	32
Net income (loss)	(16)	(437)	(216)
Net income (loss) attributable to common stockholders	$(17)	$(437)	$(216)
(1)2019 includes proceeds received in connection with an SEC action against Citigroup Global Markets Inc. in the amount of $142.
Ambac's 2020 results of operations and financial position were adversely impacted by the COVID-19 pandemic's effect on the global economy and financial markets. Significant interest rate declines during the first quarter of 2020 contributed materially to a net increase in loss reserves and losses on interest rate derivative contracts for the year ended December 31, 2020. Financial market disruptions were reflected through lower valuations of certain fixed maturity securities (recorded through other comprehensive income) and the majority of other investments (recorded through net investment income). During the second half of 2020 and into 2021, valuations recovered (favorably impacting counterparty credit adjustments on derivative assets and valuations of investment securities). The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving in ways that are difficult or impossible to anticipate. As a result, it is possible that Ambac's results of operations and financial condition may be further adversely affected by the evolving effects of the COVID-19 pandemic. For additional information on the risks posed by COVID-19, refer to “Part I, Item 1A-Risk Factors” in this Form 10-K.
| Ambac Financial Group, Inc. 42 2021 FORM 10-K |

The following paragraphs describe the consolidated results of operations of Ambac for 2021 and 2020.
Net Premiums Earned. Net premiums earned for the year ended December 31, 2021, decreased by $7 or 13% as compared to net premiums earned for the year ended December 31, 2020. The decline was driven by reductions in FG premiums earned partially offset by $1 of specialty property and casualty net premiums earned.
Net premiums earned for FG were impacted by the runoff of the financial guarantee insured portfolio, including through transaction terminations, calls and scheduled maturities, which reduce current and future net premiums earned and were also impacted by the following:
•Changes to the allowance for credit losses on the premium receivable asset. The impact on net premiums earned related to credit losses amounted to $6 and $(5) for the for the years ended December 31, 2021 and 2020.
•Accelerated financial guarantee premium earnings as a result of calls and other accelerations on insured obligations largely due to de-risking activity of $1 and $12 for the for the years ended December 31, 2021 and 2020.
•New financial guarantee ceded reinsurance which reduces normal net premiums earned over the remaining period of the related ceded policies.
•The strengthening or weakening of the U.S. dollar relative to the British Pound since Ambac's wholly-owned UK subsidiary, Ambac UK, operates in the United Kingdom and the British Pound is its functional currency.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed maturity securities classified as available-for-sale, and net gains (losses) on pooled investment funds which include changes in fair value of the funds' net assets. Fixed maturity securities include investments in Ambac-insured securities that are made opportunistically based on their risk/reward and asset-liability management characteristics. Investments in pooled investment funds and certain other investments are either classified as trading securities with changes in fair value recognized in earnings or are reported under the equity method. These funds and other investments are reported in Other investments on the Consolidated Balance Sheets. For further information about investment funds held, refer to Note 4. Investments to the Consolidated Financial Statements, included in this Annual Report on Form 10-K.
Net investment income from Ambac-insured securities, available-for-sale and short-term securities other than Ambac-insured and Other investments is summarized in the table below:

($ in millions) Year Ended December 31,	2021	2020	2019
Securities available-for-sale: Ambac-insured (including LSNI and Sitka Senior Secured Notes)	$45	$62	$121
Securities available-for-sale and short-term other than Ambac-insured	29	41	75
Other investments (includes trading securities)	66	19	32
Net investment income	$139	$122	$227
Net investment income increased $18 for the year ended December 31, 2021, compared to 2020. As described further below, the variance was primarily driven by 2020 pricing volatility within fund investments resulting from the impact of the COVID-19 pandemic on financial markets and the impact of the LSNI Secured Note redemption in July 2021.
•Investment income from Ambac-insured securities decreased $17 in 2021, compared to 2020, due to lower income on LSNI Secured Notes. As described in Note 1. Background and Business Description, to the Consolidated Financial Statements, included in this Annual Report on Form 10-K, on July 6, 2021, the LSNI Secured Notes were fully redeemed, including those held in Ambac's investment portfolio. Investment income from other Ambac-insured securities, primarily consisting of RMBS and Puerto Rico bonds, was flat compared to 2020.
•Net investment income from available-for-sales securities other than Ambac-insured securities decreased $12 in 2021, compared to the prior year, reflecting a smaller asset base and lower average yields. Portfolio repositioning during 2021 and 2020, resulted in a higher allocation of pooled funds and Ambac-insured Puerto Rico bonds, while reinvestment in non-insured available-for-sale securities were generally at lower yields. Short term rates also remained low throughout 2021, adversely impacting investment income. Additionally, the use of cash for early debt redemptions and operating cash needs contributed to the smaller asset base.
•Other investments income increased $47 in 2021, compared to the prior year. The increase resulted from overall positive performance in 2021 and additional investments, particularly in hedge and equity funds. Relatively low returns in 2020 were driven by adverse changes in fair values as a consequence of the initial economic and financial market impact of the COVID-19 pandemic in the first quarter, offset by a generally strong market recovery in subsequent quarters of 2020.
| Ambac Financial Group, Inc. 43 2021 FORM 10-K |

Net Investment Gains (Losses), including Impairments. The following table provides a breakdown of net investment gains, for the periods presented:

($ in millions) Year Ended December 31,	2021	2020	2019
Net realized gains on securities sold or called	$11	$26	$59
Foreign exchange gains (losses)	(5)	(4)	22
Credit impairment	—	—	—
Intent / requirement to sell impairments	—	—	—
Total net investment gains, including impairments	$7	$22	$81
Net investment gains on securities sold or called during the year ended December 31, 2021, included a gain of $4 realized on the sale of AFG's equity interest in the Corolla Trust in connection with the Corolla Exchange Transaction. Other net realized gains on securities sold or called in 2021 and 2020 are primarily from sales in connection with routine portfolio management.
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
•Net gains on interest rate derivatives for the year ended December 31, 2021, were $22, compared to a net losses of $50 for the year ended December 31, 2020. The net gain for the year ended December 31, 2021, resulted from the impact of rising interest rates and gains related to counterparty credit adjustments partially offset by the carrying cost of maintaining the economic hedge position. The net loss for the year ended December 31, 2020, reflects significant declines in forward interest rates, triggered by the COVID-19 pandemic, and losses from the application of counterparty credit adjustments, described further below.
•Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $5 and $(6) for the years ended December 31, 2021 and 2020, respectively. The gain for the year ended December 31, 2021, resulted from the decrease in underlying net asset values as interest rates increased. The loss in 2020 was driven by wider credit spreads reflecting the credit rating downgrade of a derivative counterparty by Ambac during the first quarter, simultaneous with an increase in the underlying asset values as interest rates declined.
Other Income (Expense). Other income (expense) includes commission revenues of Xchange, ceding fees from the specialty property and casualty business, various financial guarantee fees and foreign exchange gains / (losses) unrelated to investments or loss reserves. For the year ended December 31, 2021, other income includes Xchange revenues of $26. Xchange pays commissions to sub-producers which are included in operating expenses.
Net Realized Gains on Extinguishment of Debt. Net realized gains on extinguishment of debt was $33 for the year ended December 31, 2021, resulting from the first quarter 2021 exchanges of junior surplus notes below their carrying values. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements, included in this Annual Report on Form 10-K, for further discussion of the 2021 Surplus Notes Exchanges.
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
Income (loss) on variable interest entities was $7 and $5 for the years ended December 31, 2021 and 2020, respectively. Results for the year ended December 31, 2021, were driven by the
| Ambac Financial Group, Inc. 44 2021 FORM 10-K |

higher valuation of net assets on VIEs, together with realized gains of $2 on sales of assets from the COFINA Trust. Results for the year ended December 31, 2020, were due to realized gains of $8 on sales of assets from the COFINA Trust partially offset by the lower valuation of net assets on a VIE impacted by COVID-19.
Refer to Note 11. Variable Interest Entities to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the accounting for VIEs.
Losses and Loss Expenses (Benefit). Losses and loss expenses include the financial guarantee and specialty property and casualty businesses.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which AAC is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Nor does Ambac include potential recoveries attributable to pre-judgment interest in the estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower misrepresentations in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the applicable underwriting guidelines. Ambac has recorded R&W subrogation recoveries, net of reinsurance, of $1,704 and $1,725 at December 31, 2021 and 2020, respectively. The decrease in these recoveries was primarily driven by lower projected losses. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for more information regarding the estimation process for R&W subrogation recoveries.
The following table provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

($ in millions) Year Ended December 31,	2021	2020	2019
Structured Finance (1)	$(20)	$(52)	$(111)
Domestic Public Finance	(73)	256	250
Other (2)	4	21	(127)
Totals (3)	$(88)	$225	$13
(1)    The loss and loss expense (benefit) associated with changes in estimated representation and warranties for the year ended December 31, 2021, 2020 and 2019 was $20, ($23) and $42, respectively.
(2)     Includes specialty property and casualty loss and loss expenses incurred of less than $1 for the year ended December 31, 2021.
(3)     Includes loss expenses incurred of $55, $103 and $78 for the year ended December 31, 2021, 2020 and 2019, respectively.
Losses and loss expenses for 2021 were largely driven by favorable loss development in domestic public finance, primarily related to Puerto Rico, and structured finance, primarily related to improved credit in RMBS, partially offset by the negative impact of discount rates, and loss expenses incurred.
Losses and loss expenses for 2020 were driven by higher projected losses in domestic public finance, largely Puerto Rico; partially offset by improved Structured Finance losses as a result of the positive impact of lower interest rates on excess spread, reduced by lower discount rates and expected losses from COVID-19 related delinquencies.
Intangible Amortization. Insurance intangible amortization was $52 and $57 for the years ended December 31, 2021 and 2020, respectively. The decrease in amortization for the year ended December 31, 2021, compared to 2020, is primarily due to run-off of the insured portfolio and de-risking activity. Other intangible amortization for the year ended December 31, 2021 was $3.
Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides a summary of operating expenses for the periods presented:

($ in millions) Year Ended December 31,	2021	2020	2019
Compensation	$62	$51	$58
Non-compensation	64	41	44
Gross operating expenses	126	92	103
Reinsurance commissions, net	—	—	—
Total operating expenses	$126	$92	$103
Gross operating expenses for the year ended December 31, 2021 are $126, an increase of $34 from gross operating expenses for the year ended December 31, 2020. The increase was primarily due to the following:
•Higher compensation costs primarily due to: (i) hiring in connection with the launch of Everspan offset by continued right sizing of staff levels, (ii) inclusion of Xchange costs of $4 and (iii) the impact of performance factors on incentive compensation.
•Higher non-compensation costs primarily due to: (i) inclusion of Xchange costs of $16, mainly from producer commissions of $15, (ii) launch of Everspan, and (iii) increased legal fees.
Legal and consulting services provided for the benefit of OCI were flat at $2 during the years ended December 31, 2021 and 2020.
Interest Expense. Interest expense includes accrued interest on the LSNI Ambac Note (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K), Sitka AAC Note, Tier 2 Notes, Surplus Notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par. The following table provides details by type of obligation for the periods presented:
| Ambac Financial Group, Inc. 45 2021 FORM 10-K |

($ in millions) Year Ended December 31,	2021	2020	2019
Surplus Notes (1)	$77	$85	$99
LSNI Ambac Note	50	107	143
Sitka AAC Note	32	—	—
Tier 2 Notes	27	28	26
Other	1	1	—
Total interest expense	$187	$222	$269
(1)Includes interest on Junior Surplus Notes that were acquired and retired in 2021.
The decrease in interest expense for the year ended December 31, 2021, compared to the year ended December 31, 2020, reflects the impacts of the Secured Note Refinancing and 2021 Surplus Note Exchanges, described further in Note 1. Background and Business Description to the Consolidated Financial Statements, included in this Annual Report on Form 10-K. These transactions resulted in lower debt outstanding and a lower coupon interest rate on the Sitka AAC Note relative to the LSNI Ambac Note. Interest expense for 2021 also declined as a result of the Tier 2 Note fully accreting through interest expense by December 31, 2020. These benefits were partially offset by the effects of interest compounding on surplus notes and the Tier 2 Notes.
Surplus Note principal and interest payments require the approval of OCI. In May 2021, OCI declined the request of AAC to pay the principal amount of the Surplus Notes, plus all accrued and unpaid interest thereon, on the scheduled payment date of June 7, 2021. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the Surplus Notes, was extended and shall continue to be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of Surplus Notes will have no rights to enforce the payment of the principal of, or interest on, Surplus Notes in the absence of OCI approval to pay such amount. The interest on the outstanding Surplus Notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for Surplus Notes outstanding to third parties were $576 at December 31, 2021. Since the issuance of the Surplus Notes in 2010, OCI has declined to approve regular payments of interest on Surplus Notes, although the OCI has permitted two exceptional payments. Ambac can provide no assurance as to when Surplus Note principal and interest payments will be made, if ever. If OCI does not approve regular payments on Surplus Notes within the next several years, the total amount due for Surplus Notes may exceed AAC's financial resources and holders of Surplus Notes may not ever be paid in full.
Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2021 and 2020, was a expense of $18 and a benefit of $3, respectively. Income taxes for the year ended December 31, 2021 and 2020, includes provisions for income tax due in respect of Ambac UK of $16 and $(3), respectively.
At December 31, 2021, the Company had approximately $3,744 of U.S. Federal net ordinary operating loss carryforwards, including approximately $1,596 at AFG and $2,148 at AAC.

LIQUIDITY AND CAPITAL RESOURCES
($ in millions)
Liquidity is a measure of a company’s ability to generate sufficient cash to meet the cash requirements of its business operations and to satisfy general corporate obligations.
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG is a holding company with no outstanding debt. AFG’s liquidity is primarily dependent on its net assets, excluding its equity investments in subsidiaries, totaling $269 as of December 31, 2021, of which $142 is considered highly liquid, and secondarily on distributions and expense sharing payments from its subsidiaries. AFG's investments include securities directly and indirectly issued and/or insured by AAC, some of which are eliminated in consolidation. Securities issued or insured by AAC and certain other of AFG's investments are generally less liquid than investment grade and highly traded investments.
•During 2021, AFG received distributions from Xchange of $6.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 per year to cover expenses not otherwise reimbursed. The $4 reimbursement for 2020 expenses was approved (by OCI) and paid (by AAC) in April 2021.
It is highly unlikely that AAC will be able to make dividend payments to AFG for the foreseeable future or that Everspan will be able to make dividend payments to AFG for several years, and therefore cash and investments, payments under the intercompany cost allocation agreement and distributions from Xchange will be AFG’s principal sources of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters — Dividend Restrictions, Including Contractual Restrictions” in this Annual Report on Form 10-K, and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in this Annual Report on Form 10-K, for more information on dividend payment restrictions.
The principal uses of liquidity are the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac; the making of strategic investments, which may include illiquid investments; and capital investments to acquire, grow and/or capitalize new and/or existing businesses. AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements. Contingencies could cause material liquidity strains.
•AFG supported the development of the Specialty P&C business, and its acquisitions, by contributing capital to
| Ambac Financial Group, Inc. 46 2021 FORM 10-K |

Everspan Indemnity of approximately $92 and $6 in 2021 and the first quarter of 2022, respectively.
In the opinion of the Company’s management the net assets of AFG are sufficient to meet AFG’s current liquidity requirements. However, events or circumstances could arise that may cause AFG to seek additional capital.
Operating Companies' Liquidity
Insurance:
The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums; recoveries on claim payments, including RMBS representation and warranty subrogation recoveries (AAC only); reinsurance recoveries; fees; investment income and maturities and sales of investments.
•Our ability to realize RMBS representation and warranty subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, such as adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries, including uncertainty due to delays in court proceedings; intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating the amount of such recoveries. The amount of these subrogation recoveries is significant and if AAC is unable to recover any amounts or recovers materially less than estimated recoveries, its future available liquidity to pay claims, debt service and meet other obligations would be materially adversely impacted. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K for more information about risks relating to RMBS R&W subrogation recoveries.
•See Note 7. Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8, in this Annual Report on Form 10-K for a summary of future gross financial guarantee premiums to be collected by AAC and Ambac UK. Termination of financial guarantee policies on an accelerated basis may adversely impact AAC’s liquidity.
Cash provided from these sources is used primarily for claim payments and commutations, loss expenses and acquisition costs, debt service on outstanding debt (AAC only), operating expenses, reinsurance payments and purchases of securities and other investments that may not be immediately converted into cash.
•Although AAC has not yet experienced incremental claim payments as a result of the impact of COVID-19, such claims may occur in the future as issuers, particularly those with revenues that have been interrupted by the effects of the pandemic, may not have sufficient resources to pay debt service on insured debt. Refer to "Executive Summary" in this Management's Discussion and Analysis for further discussion of the potential impact of the COVID-19 pandemic. See below within this Management Discussion and Analysis in the section titled "Balance Sheet" for the expected future financial guarantee claim payments, gross of expected recoveries.
•Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of AAC. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined AAC's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2021. See Note 12. Long-term Debt to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further discussion of the payment terms and conditions of the Tier 2 Notes as well as the aggregate annual maturities of all debt outstanding. In addition to principal amounts of $2,334 as of December 31, 2021 with various maturities as described in Note 12. Long-term Debt to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K, AAC's future interest obligations include $62 annually on the Sitka AAC Note through maturity on July 6, 2026, $605 of accrued and unpaid interest that would be payable on surplus notes if approved by OCI on the next scheduled payment date of June 7, 2022, and Tier 2 Note interest that may be paid-in-kind until maturity on February 12, 2055 at which time $5,060 would be due.
•Ambac is the lessee in operating leases for corporate offices, a data center and various equipment. See Note 18. Leases to the Consolidated Financial Statements included in Part II, Item 8, in this Annual Report on Form 10-K, for a scheduled future undiscounted lease payments, gross of sublease receipts.
•AAC lends its wholly-owned subsidiary, Ambac Financial Services ("AFS") cash to support its operations. AFS uses interest rate derivatives (primarily interest rate swaps and US Treasury futures) as a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on AAC’s financial guarantee exposures. AFS's derivatives also include interest rate swaps previously provided to asset-backed issuers and other entities in connection with their financings. AAC loans cash and securities to AFS as needed to fund payments under these derivative contracts, collateral posting requirements and operating expenses. Intercompany loans are governed by an established lending agreement with defined borrowing limits that has received non-disapproval from OCI.
Insurance subsidiaries manage their liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times. It is the opinion of the Company’s management that the insurance subsidiaries’ near term liquidity needs will be adequately met from the sources described above.
Managing General Agent / Underwriting (MGA/U):
The liquidity requirements of the MGA/U subsidiary are met primarily by funds generated from commission receipts (both
| Ambac Financial Group, Inc. 47 2021 FORM 10-K |

base and profit commissions) from insurance carriers. Base commissions are generally received monthly, whereas profit commissions are received only if the business underwritten is profitable. Cash provided from these sources is used primarily for commissions paid to sub-producers, distributions to its members (including AFG) and operating expenses.
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for the periods presented.

($ in million) Year Ended December 31,	2021	2020	2019
Cash provided by (used in):
Operating activities	$(131)	$(175)	$(311)
Investing activities	776	432	1,000
Financing activities	(657)	(303)	(691)
Effect of foreign exchange on cash and cash equivalents	—	—	—
Net cash flow	$(12)	$(46)	$(2)
Operating activities
The following represents the significant cash operating activities during the years ended December 31, 2021 and 2020:
•Debt service on the LSNI Ambac Note was $51 and $107 for the years ended December 31, 2021 and 2020, respectively.
•Debt service on the Sitka AAC Note was $30 for the year ended December 31, 2021.
•Cash provided from financial guarantee premiums were $35 and $47 for the years ended December 31, 2021 and 2020. Cash provided from specialty property and casualty premiums were $8 for the year ended December 31, 2021.
•Payments related to (i) operating expenses were $83 and $76 for the years ended December 31, 2021 and 2020, respectively, (ii) reinsurance premiums were $26 and $2 for the years ended December 31, 2021 and 2020, respectively, and (iii) interest rate derivatives were $(1) and $20 for the years ended December 31, 2021 and 2020, respectively.
•Interest, dividends and other distributed income from the investment portfolio was $80 and $104 for the years ended December 31, 2021 and 2020, respectively.
•Net loss and loss expenses paid, including commutation payments are detailed below:

($ in million) Year Ended December 31,	2021	2020	2019
Net losses paid	$103	$159	$416
Net subrogation received	(121)	(118)	(168)
Net loss expenses paid	77	108	70
Net cash flow	$59	$149	$318
Future operating cash flows will primarily be impacted by interest payments on outstanding debt, claim and expense payments, subrogation recoveries, investment income receipts and premium collections.
Investing Activities
Cash provided for investing activities in both 2021 and 2020 were to (i) provide liquidity for operating activities; (ii) diversify the investment portfolio from fixed maturity to other assets (total fair value of pooled investments of $683 at December 31, 2021) and (iii) support strategic initiatives, including AFG's purchase 80% of Xchange for $74 in 2020, net of cash acquired.
Financing Activities
Financing activities for the year ended December 31, 2021, include paydowns of the LSNI Ambac Note of $1,641, paydowns/maturities of VIE debt obligations of $170, partially offset by the proceeds from the Sitka AAC Note issuance of 1,163.
Financing activities for the year ended December 31, 2020, include paydowns of the LSNI Ambac Note of $121 and paydowns of VIE debt obligations of $178.
Collateral
AFS hedges a portion of the interest rate risk in the financial guarantee and investment portfolio, along with legacy customer interest rate swaps with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $133 (cash and securities collateral of $13 and $120 respectively), including independent amounts, under these contracts at December 31, 2021.
Ambac Credit Products LLC (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET ($ in millions)
Total assets decreased by approximately $917 from December 31, 2020 to $12,303 at December 31, 2021, primarily due to the impacts of the Corolla Trust Exchange and Secured Note Refinancing described in Note 1. Background and Business Description in this Annual Report on Form 10-K located in Part II. Item 8, payment of loss and loss expenses, interest and operating expenses, lower subrogation recoverables, lower consolidated VIE assets from paydowns of consolidated
| Ambac Financial Group, Inc. 48 2021 FORM 10-K |

VIE liabilities, lower derivative assets caused by rising interest rates and lower premium receivables and intangible assets from the continued runoff of the financial guarantee insurance portfolio.
Total liabilities decreased by approximately $886 from December 31, 2020, to $11,187 as of December 31, 2021, primarily due to lower loss reserves, and the payment of loss and loss expenses, lower VIE and non-VIE long-term debt (from the surplus note exchange transactions and Secured Note Refinancing) and lower derivative liabilities caused by rising interest rates.
As of December 31, 2021, total stockholders’ equity was $1,098, compared with total stockholders’ equity of $1,140 at December 31, 2020. This decrease was primarily due to a Total Comprehensive Loss during 2021 and a $14 increase to the carrying value of redeemable NCI which is offset directly against retained earnings. The Comprehensive Loss was primarily driven by the net loss attributable to common stockholders for the year ended December 31, 2021, of $17, unrealized losses on investments of $12 and translation losses on the consolidation of AFG's foreign subsidiaries.of $8.
Investment Portfolio.
Ambac's investment portfolio is managed under established guidelines designed to meet the investment objectives of AAC, Everspan, Ambac UK and AFG. Refer to "Description of the Business — Investments and Investment Policy" in this Annual Report on Form 10-K located in Part I. Item 1, for further description of Ambac's investment policies and applicable regulations.
Refer to Note 4. Investments to the Consolidated Financial Statements in this Annual Report on Form 10-K located in Part II. Item 8 for information about Ambac's consolidated investment portfolio. Ambac's investment polices and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at December 31, 2021 and 2020:

($ in millions) December 31,	2021	2020
Fixed maturity securities	$1,730	$2,317
Short-term	414	492
Other investments	690	595
Securities pledged as collateral	120	140
Total investments (1)	$2,955	$3,544
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £341 ($462) and €38 ($43) as of December 31, 2021 and £317 ($434) and €39 ($48) as of December 31, 2020.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments include diversified equity interests in pooled funds. Refer to Note 4. Investments to the Consolidated Financial Statements in this Annual Report on Form 10-K located in Part II. Item 8 for information about fixed maturity securities and pooled funds by asset class.
The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at December 31, 2021 and 2020.

(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represented 32% and 41% of the 2021 and 2020 combined fixed maturity investment portfolios, respectively. The decrease is primarily due to the impact of the Secured Note Refinancing described in Note 1. Background and Business Description to the Consolidated Financial Statements in this Annual Report Form 10-K located in Part II. Item 8.
Premium Receivables.
Ambac's premium receivables decreased to $323 at December 31, 2021, from $370 at December 31, 2020. As further discussed in Note 7. Insurance Contracts to the Consolidated Financial Statements, in this Annual Report Form 10-K located in Part II. Item 8, the decrease is due to premium
| Ambac Financial Group, Inc. 49 2021 FORM 10-K |

receipts and adjustments for changes in expected and contractual cash flows on financial guarantee insurance contracts, partially offset by decreases to the allowance for credit losses, accretion of the financial guarantee premium receivable discount and premium receivables on the Specialty P&C business.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency	Premium Receivable in U.S. dollars
U.S. Dollars	$199	$199
British Pounds	£80	108
Euros	€14	16
Total		$323
Reinsurance Recoverable on Paid and Unpaid Losses.
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). For those reinsurance counterparties that do not currently post collateral, Ambac’s reinsurers are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $111 from its reinsurers at December 31, 2021. As of December 31, 2021 and 2020, reinsurance recoverable on paid and unpaid losses were $55 and $33, respectively. The increase was primarily a result of reinsurance recoverables of $30 added in connection with the PWIC transaction, offset by favorable development in financial guarantee insured exposures.
Intangible Assets.
Intangible assets includes (i) an insurance intangible asset that was established at AFG's emergence from bankruptcy, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities, (ii) intangible assets established as part of the acquisition of Xchange on December 31, 2020 and (iii) an indefinite-lived intangible assets established as part of the acquisition of PWIC. Refer to Note 3. Business Combination to the Consolidated Financial Statements,
in this Annual Report Form 10-K located in Part II. Item 8 for further information relating to the Xchange acquisition.
As of December 31, 2021 and 2020 the net intangible asset was $362 and $409, respectively. The decline is driven by amortization and translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK), partially offset by the indefinite-lived asset established in 2021.
Derivative Assets and Liabilities.
The interest rate derivative portfolio is positioned to benefit from rising rates as a partial hedge against interest rate exposure in the financial guarantee and investment portfolios. Derivative assets and liabilities on the balance sheet primarily reflect the portion of the portfolio that is not subject to daily cash variation margin payments. Derivative assets decreased from $93 at December 31, 2020, to $76 as of December 31, 2021. Derivative liabilities decreased from $114 at December 31, 2020, to $95 as of December 31, 2021. The decreases resulted primarily from higher interest rates during the year ended December 31, 2021, with the decline in assets partially offset by lower counterparty credit adjustments.
Loss and Loss Expense Reserves and Subrogation Recoverable.
Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Insurance Contracts, respectively, to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, for further information on loss and loss expenses.
The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of December 31, 2021 and 2020 were $(522) and $(397), respectively. Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:
| Ambac Financial Group, Inc. 50 2021 FORM 10-K |

	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
($ in millions) Balance Sheet Line Item	Claims and Loss Expenses	Recoveries (1)
December 31, 2021:
Loss and loss expense reserves	$1,781	$(155)	$(56)	$1,570
Subrogation recoverable	88	(2,180)	—	(2,092)
Totals	$1,869	$(2,335)	$(56)	$(522)

December 31, 2020:
Loss and loss expense reserves	$2,060	$(229)	$(72)	$1,759
Subrogation recoverable	100	(2,256)	—	(2,156)
Totals	$2,160	$(2,485)	$(72)	$(397)
(1)Present value of future recoveries include R&W subrogation recoveries of $1,730 and $1,751 at December 31, 2021 and 2020, respectively.
(2)Loss and loss expense reserves at December 31, 2021 includes financial guarantee and specialty P&C of $1,538 and $32, respectively. Subrogation recoverable includes financial guarantee and specialty P&C of $(2,092) and $—, respectively. All balances at December 31, 2020 relate to the financial guarantee business
Financial Guarantee:
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 93% of our ever-to-date insurance claims recorded with RMBS comprising 74%.
The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at December 31, 2021 and 2020:

		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
($ in millions)	Gross Par Outstanding (1)(2)	Claims and Loss Expenses	Recoveries
December 31, 2021:
Structured Finance	$2,371	$852	$(2,018)	$(12)	$(1,178)
Domestic Public Finance	2,742	905	(312)	(31)	562
Other	1,189	35	(5)	(13)	17
Loss expenses	—	45	—	—	45
Totals	$6,302	$1,837	$(2,335)	$(56)	$(554)

December 31, 2020:
Structured Finance	$2,945	$940	$(2,136)	$(16)	$(1,212)
Domestic Public Finance	3,016	1,112	(349)	(39)	724
Other	1,612	40	—	(17)	23
Loss expenses	—	68	—	—	68
Totals	$7,573	$2,160	$(2,485)	$(72)	$(397)
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $784 and $24, respectively, at December 31, 2021 and $739 and $33, respectively at December 31, 2020. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.
(2)    Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.
The table below reflects the timing of expected financial guarantee claim payments based on deal specific cash flows, excluding expected recoveries. These deal specific cash flows are based on the expected cash flows of the underlying transactions. The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to the Loss Reserves section in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method.
| Ambac Financial Group, Inc. 51 2021 FORM 10-K |

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Claim payments	$2,095	$422	$119	$109	$1,445
Variability of Expected Losses and Recoveries
Ambac’s management believes loss reserves (present value of expected cash flows, net of recoveries) are adequate to cover future claim payments, but there can be no assurance that the ultimate liability will not be higher than such estimates.
While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions, such as COVID-19. Accordingly, it is possible that our estimated loss reserves, gross of reinsurance, for financial guarantee insurance policies could be understated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2021, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A of this Form 10-K as well as the descriptions of "Structured Finance Variability," "Public Finance Variability," and "Other Credits, including Ambac UK, Variability," below for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes appearing below.
The occurrence of these stressed outcomes individually or collectively would have a material adverse effect on our results of operations and financial condition and may result in materially adverse consequence for Ambac, including (without limitation) impairing the ability of AAC to honor its financial obligations, particularly its outstanding debt and preferred stock obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to AFG, through dividends or otherwise; and a significant drop in the value of securities issued or insured by AFG or AAC.
Structured Finance
RMBS:
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
We established a representation and warranty subrogation recovery as further discussed in Note 7. Insurance Contracts to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), delays in realizing such recoveries, including delays in getting to trial due to court closures caused by COVID-19 or other events, intervention by the OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,704, net of reinsurance, as of December 31, 2021, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful due to any of the factors described in this Form 10-K in Part I, Item 1A Risk Factors - Risks Related to Capital, Liquidity and Markets. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
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
Structured Finance Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at December 31, 2021, could be approximately $25. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for structured finance credits could be approximately $1,729. A loss of this magnitude may render AAC insolvent. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $45. There can be no assurance that losses may not exceed such amounts. Additionally, the
| Ambac Financial Group, Inc. 52 2021 FORM 10-K |

structured finance portfolio is sensitive to the COVID-19 related forbearances and delinquencies caused by the general economic downturn. Due to the uncertainties related to the economic effects of the COVID-19 pandemic and other risks associated with structured finance credits, there can be no assurance that losses may not exceed our stress case estimates.
Public Finance
Ambac’s U.S. public finance portfolio predominantly consists of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also includes a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests.
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends. Additionally, our loss reserves may be under-estimated because of the continuing effects of COVID-19 pandemic. The COVID-19 related economic downturn put a strain on municipal issuers, particularly those dependent upon narrow sources of revenues or dedicated taxes to support debt service, such as hotel occupancy taxes, parking revenues, tolls, etc. While the economy has been in recovery since mid-2020, the lingering impact of the pandemic continues to negatively impact certain of these municipal issuers that are dependent upon narrow sources of revenue. A further prolonged recovery from the COVID-19 pandemic could put additional stresses on these issuers and result in increased defaults and potential additional losses for Ambac.
Our experience with the city of Detroit's bankruptcy and Commonwealth of Puerto Rico's Title III proceedings as well as other municipal bankruptcies demonstrates the preferential treatment of certain creditor classes, especially the public pensions. The cost of pensions and the need to address frequently sizable unfunded or underfunded pensions is often a key driver of stress for many municipalities and their related authorities, including entities to whom we have significant exposure, such as Chicago's school district, the State of New Jersey and many others. Less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors.
Variability of outcomes applies to even what are generally considered more secure municipal financings, such as dedicated sales tax revenue bonds that capture sales tax revenues for debt service ahead of any amounts being deposited into the general fund of an issuer. In the case of the Puerto Rico COFINA sales tax bonds that were part of the Commonwealth of Puerto Rico's Title III proceedings, AAC and other creditors agreed to settle at a recovery rate equal to about 93% of pre-petition amounts owed on the Ambac insured senior COFINA bonds. In the COFINA case, the senior bonds still received a reduction or "haircut" despite the existence of junior COFINA bonds, which received a recovery rate equal to about 56% of pre-petition amounts owed.
In addition, municipal entities may be more inclined to use bankruptcy to resolve their financial stresses if they believe preferred outcomes for various creditor groups can be achieved.
We expect municipal bankruptcies and defaults to continue to be challenging to project given the unique political, economic, fiscal, legal, governance and public policy differences among municipalities as well as the complexity, long duration and relative infrequency of the cases themselves in forums with a scarcity of legal precedent. Moreover, issuers in Chapter 9 or similar proceedings may obtain judicial rulings and orders that impair creditors' rights or their ability to collect on amounts owed. In certain cases, judicial decisions may be contrary to AAC's expectations or understanding of the law or its rights thereunder, which may lead to worse outcomes in Chapter 9 or similar proceedings than anticipated at the outset.
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
Ambac’s exposures to the Commonwealth of Puerto Rico across various instrumentalities and issuers are all now subject to plan support agreements and plans of adjustment or qualifying modifications. The Eighth Amended POA has been confirmed, and the PRIFA QM and the CCDA QM have been approved. All are expected to become effective on or before March 15, 2022. However, uncertainty remains as to (i) whether the effective date will be stayed pending the appeal of the order confirming Eighth Amended POA; (ii) the result of the pending First Circuit appeal of the order confirming the Eighth Amended POA; (iii) the value or perceived value of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (iv) the extent to which exposure management strategies, such as commutation and acceleration, will be executed; (v) the tax treatment of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (vi) whether and when the PRHTA POA will be confirmed; and (vii) other factors, including market conditions such as interest rate movements, credit spread changes on the new GO and CVI instruments, and liquidity for the new GO and CVI instruments. Losses may exceed current reserves in a material manner due to favorable or unfavorable developments or results with respect to these factors. See Note 19. Commitments and Contingencies to the Consolidated Financial Statements in Part II, Item 8 and "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in this Annual Report on Form 10-K for further updates relating to Puerto Rico.
Material additional losses on our public finance credits caused by the aforementioned factors, including the possibility of a protracted recovery related to the COVID-19 crisis would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at December 31, 2021, the possible increase in loss reserves could be approximately $355 and there can be no assurance that losses may not exceed our stress case estimates.
| Ambac Financial Group, Inc. 53 2021 FORM 10-K |

Other Credits, including Ambac UK, Variability
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $370 greater than the loss reserves at December 31, 2021. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt.
Long-term debt consists of surplus notes issued by AAC, the Sitka AAC Note (which refinanced the LSNI Ambac Note), the Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K), and Ambac UK debt issued in connection with the 2019 commutation of its exposure with respect to Ballantyne Re plc. The carrying value of each of these as of December 31, 2021 and 2020 is below:

($ in millions) December 31,	2021	2020
Surplus Notes (1)	$729	$778
LSNI Ambac Note	—	1,641
Sitka AAC Note	1,154	—
Tier 2 Notes	333	306
Ambac UK Debt	15	14
Total Long-term Debt	$2,230	$2,739
(1)    Includes Junior Surplus Notes as of December 31, 2020. All Junior Surplus Notes were retired in 2021.
The decrease in long-term debt from December 31, 2020 resulted from the impact of the Secured Note Refinancing and 2021 Surplus Note Exchanges, described further in Note 1. Background and Business Description to the Consolidated Financial Statements, included in this Annual Report on Form 10-K, partially offset by issuances of surplus notes from AFG sales, accretion on the carrying value of surplus notes and Ambac UK debt and paid-in-kind interest on Tier 2 Notes.
Subject to internal and regulatory guidelines, market conditions and other constraints, Ambac may opportunistically purchase or sell surplus notes and/or other Ambac issued securities, and may consider opportunities to exchange securities issued by it from time to time (including newly issued securities) for other securities issued by it.
Redeemable Noncontrolling Interest. The increase during 2021 was the result of the remeasurement of the redemption value of the put option provided to the minority owners (noncontrolling interest holders) of Xchange as if it were exercisable on December 31, 2021. Refer to Note 3. Business Combination for further information relating to this acquisition.
ACCOUNTING STANDARDS
The following accounting standards have been issued, but have not yet been adopted. We do not expect these accounting standards to have a consequential impact on Ambac's financial statements.
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
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report Form 10-K for the year ended December 31, 2021, for a discussion of the impact of other recent accounting pronouncements on Ambac’s financial condition and results of operations.
U.S. STATUTORY BASIS FINANCIAL RESULTS ($ in millions)
AFG's U.S. insurance subsidiaries prepare financial statements under accounting practices prescribed or permitted by its domiciliary state regulator (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) is adopted as a component of prescribed practices by each domiciliary state. For further information, see Note 8. Insurance Regulatory Restrictions to the Consolidated
| Ambac Financial Group, Inc. 54 2021 FORM 10-K |

Financial Statements included in Part II, Item 8 in this Annual Report Form 10-K.
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $757 and $1,322 at December 31, 2021, respectively, as compared to $865 and $1,413 at December 31, 2020, respectively. As of December 31, 2021, statutory policyholder surplus and qualified statutory capital included $853 principal balance of surplus notes outstanding and $138 liquidation preference of preferred stock outstanding. These surplus notes (including related accrued interest of $625 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims, $1,175 principal balance of Sitka AAC Notes (refinanced the LSNI Ambac Note as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) and $333 principal balance of Tier 2 Notes are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC.
The significant drivers to the net decrease in policyholder surplus were statutory net losses of $127 for the year ended December 31, 2021 and contributions to contingency reserves of $17, partially offset by an increase in the fair value of pooled investments of $35.
AAC’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development, (ii) payments on surplus notes, if approved by OCI, (iii) on-going interest costs associated with the Sitka AAC Note and Tier 2 Notes, including changes to the interest rates as the Sitka AAC Note is a floating rate obligation, (iv) deterioration in the financial position of AAC subsidiaries that have their obligations guaranteed by AAC, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of pooled fund and other investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed SAP practices by the OCI.
The significant differences between GAAP and SAP are that under SAP:
•Loss reserves are only established for losses on guaranteed obligations that have experienced a payment default in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (5.1% as prescribed by OCI). Under GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 1.2%.
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
•Insurance intangibles that arose as a result of the implementation of Fresh Start reporting are not a concept within SAP. This insurance intangible asset is amortized as an expense on a level yield basis over the life of the related insurance risks.
•Unearned premiums and loss reserves are presented net of ceded amounts, while under GAAP, they are reflected gross of ceded amounts.
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $106 at December 31, 2021, as compared to $26 at December 31, 2020.
| Ambac Financial Group, Inc. 55 2021 FORM 10-K |

The significant drivers to the increase in policyholder surplus for the year ended December 31, 2021 were capital contributions of $92 partially offset by operating expenses and changes in investment in subsidiaries, primarily due to a limitation on the amount of goodwill that may be admitted in accordance with SAP.
The significant differences between GAAP and SAP are that under SAP:
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
•The acquisition of PWIC was recorded as an equity method investment, which includes a goodwill component representing the acquisition cost in excess of PWIC's statutory surplus. Goodwill will be amortized over a period not to exceed ten years. Under GAAP, the acquisition of PWIC was recorded as an asset acquisition, which requires i) all net assets to initially be recorded at fair value and ii) the acquisition cost in excess of the fair value of net assets to be allocated to the bases of certain types of assets based on their relative fair values, if applicable. No goodwill is recorded for asset acquisitions.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
(£ in millions)
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £444 at December 31, 2021, as compared to £412 at December 31, 2020. At December 31, 2021, the carrying value of cash and investments was £500, a increase from £481 at December 31, 2020. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums and investment income, partially offset by loss expenses, foreign exchange losses within Ambac UK's investment portfolio, operating expense and tax payments.
The significant differences between US GAAP and UK GAAP are that under UK GAAP:
•Loss reserves are only established for losses on guaranteed obligations when, in the judgment of management, a monetary default in the timely payment of debt service is likely to occur, which would result in Ambac UK incurring a loss. A loss provision is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. The discount rate is equal to the lower of the rate of return on invested assets for either the current year or the period covering the current year plus the four previous years, currently at 4.7%. Under U.S. GAAP, loss reserves are established (net of US GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate.
•Investments in fixed maturity securities are stated at amortized cost, subject to an other-than-temporary impairment evaluation. Under US GAAP, all bonds are reported at fair value.
•VIEs are not required to be assessed for consolidation. Under US GAAP, as noted under AAC Statutory Basis Financial Results above, VIE's with certain characteristics are required to be consolidated. For several VIEs Ambac UK has the power to direct the most significant activities of the VIE and accordingly consolidates the related VIEs under U.S. GAAP.
•Upfront premiums written are earned on a basis proportionate to the remaining scheduled debt service to the total principal and interest insured. Installment premiums are reflected in income pro-rata over the period covered by the premium payment. Under US GAAP, premium revenues for both upfront and installment premiums are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date.
•Insurance intangibles that arose as a result of the implementation of Fresh Start reporting is not a concept within UK GAAP. Under US GAAP, this insurance intangible asset is amortized as an expense on a level yield basis over the life of the related insurance risks.
•Unearned premiums and loss reserves are presented net of ceded amounts, while under GAAP, they are reflected gross of ceded amounts.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive. The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of capital resources, regulatory capital requirements and regulatory capital surplus / deficit under Solvency II at December 31, 2021, will be published on Ambac's website during March 2022. Final annual Solvency II data and Ambac UK's annual Solvency and Financial Condition Report will be published on Ambac's website during April 2022.
Available capital resources under Solvency II were a surplus of £245 at September 30, 2021, the most recently published position, of which £237 are eligible to meet solvency capital requirements. This is an increase from December 31, 2020, when available capital resources were a surplus of £196 of which £184 were eligible to meet solvency capital requirements. Eligible capital resources at September 30, 2021 and December 31, 2020, are in comparison to regulatory capital requirements of £247 and £256, respectively. Therefore, Ambac UK was in a deficit position in terms of compliance with applicable regulatory capital requirements by £10 at September 30, 2021 and was deficient in terms of compliance by £72 at December 31, 2020. The deficit was reduced as at September 30, 2021, due to the combined impact of (i) the increase in long term interest rates, which resulted in a decrease in technical provision liabilities and hence an increase in eligible own funds and (ii) a decrease in capital requirements for non-life risk due to the maturity and de-risking of certain policies, together with
| Ambac Financial Group, Inc. 56 2021 FORM 10-K |

natural run-off of the insured portfolio in the year. The regulators are fully aware of the deficiency in capital resources as compared to capital requirements as at September 30, 2021 and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for strengthening the capital position further.
NON-GAAP FINANCIAL MEASURES
($ in millions)
In addition to reporting the Company's financial results under GAAP, the Company currently reports two non-GAAP financial measures: adjusted earnings and adjusted book value. The most directly comparable GAAP measures are net income attributable to common stockholders for adjusted earnings and Total Ambac Financial Group, Inc. stockholders’ equity for adjusted book value. A non-GAAP financial measure is a numerical measure of financial performance or financial position that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying drivers of our business. Adjusted earnings and adjusted book value are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.
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
Adjusted Earnings (Loss). Adjusted earnings (loss) is defined as net income (loss) attributable to common stockholders, as reported under GAAP, adjusted on an after-tax basis for the following:
•Non-credit impairment fair value (gain) loss on credit derivatives: Elimination of the non-credit impairment fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated credit losses. Such fair value adjustments are affected by, and in part fluctuate with changes in market factors such as interest rates and credit spreads, including the market’s perception of Ambac’s credit risk (“Ambac CVA”), and are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee contracts to be accounted for consistent with the Financial Services – Insurance Topic of ASC, whether or not they are subject to derivative accounting rules. This adjustment has become negligible and we will discontinue reporting it beginning in the first quarter of 2022.
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
The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a total dollar amount and per diluted share basis, for all periods presented:

	2021		2020		2019
($ in millions, except per share data) Year Ended December 31,	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$(17)	$(0.61)	$(437)	$(9.47)	$(216)	$(4.69)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	—	—	—	(1)	(0.03)
Insurance intangible amortization	52	1.12	57	1.23	295	6.43
Foreign exchange (gains) losses	7	0.15	3	0.06	(12)	(0.26)
Adjusted Earnings (Loss) (1)	$43	$0.66	$(378)	$(8.19)	$66	$1.44
(1)Adjusted earnings per diluted share is calculated as adjusted earnings less the change in the redemption value of redeemable noncontrolling interest, divided by the GAAP weighted average number of diluted shares outstanding.
Adjusted Book Value. Adjusted book value is defined as Total Ambac Financial Group, Inc. stockholders’ equity as reported under GAAP, adjusted for after-tax impact of the following:
•Non-credit impairment fair value losses on credit derivatives: Elimination of the non-credit impairment fair value loss on credit derivatives, which is the amount in excess of the present value of the expected estimated
| Ambac Financial Group, Inc. 57 2021 FORM 10-K |

economic credit loss. GAAP fair values are affected by, and in part fluctuate with, changes in market factors such as interest rates, credit spreads, including Ambac’s CVA that are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee contracts to be accounted for within adjusted book value consistent with the provisions of the Financial Services—Insurance Topic of the ASC, whether or not they are subject to derivative accounting rules. This adjustment has become negligible and we will discontinue reporting it beginning in the first quarter of 2022.
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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	2021		2020
($ in millions, except per share data) December 31,	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,038	$22.42	$1,080	$23.57
Adjustments:
Non-credit impairment fair value losses on credit derivatives	—	0.01	—	0.01
Insurance intangible asset	(320)	(6.91)	(373)	(8.14)
Net unearned premiums and fees in excess of expected losses	310	6.68	378	8.24
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income (Loss)	(154)	(3.32)	(166)	(3.63)
Adjusted Book Value	$874	$18.88	$919	$20.05
The decrease in Adjusted Book was primarily attributable to the $10 reduction to retained earnings from the increase to the carrying value of redeemable NCI, the impact on expected future premiums from reinsurance and de-risking transactions partially offset by Adjusted earnings for the year ended December 31, 2021 (excluding earned premium previously included in Adjusted Book Value).
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
($ in millions)
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
•The primary market risks for fixed maturity investment securities are interest rate risk and foreign exchange rate risk. Ambac’s fixed maturity investment portfolio includes
| Ambac Financial Group, Inc. 58 2021 FORM 10-K |

securities denominated both in U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. Our fixed maturity investments are classified as available for sale, with the effect of market movements recognized immediately through Other comprehensive income, or through Net income when securities are sold or when an impairment charge is recorded.
•Ambac also invests in limited partnerships and other alternative investments, primarily consisting of diversified pooled investment funds, which are reported as Other investments. These funds are subject to equity value changes driven primarily by changes to their respective net asset value (“NAV”). Ambac’s share of the changes of the equity value of the funds is reported through Net income. For additional information about Ambac’s investments, see Note 4. Investments in this Annual Report on Form 10-K located in Part II. Item 8.
•The interest rate derivatives portfolio is managed as a partial hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures. Changes in fair value of interest rate derivatives are recognized immediately through Net income. For additional information about Ambac’s interest rate derivatives, see Note 9. Derivative Instruments to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
•Although our long-term debt obligations are reported at amortized cost and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, though with no direct impact on our consolidated financial statements. For additional information about Ambac’s debt obligations, see Note 12. Long-Term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Fixed maturity investment securities that are distressed Ambac-insured bonds have market risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the market risk sensitivity measures below. Financial instruments of VIEs that are consolidated as a result of Ambac financial guarantees are also excluded from Ambac's measures of market risk. Ambac’s exposure to such consolidated VIEs is generally limited to financial guarantees outstanding on the VIEs’ liabilities or assets. See Note 11. Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information about VIEs consolidated as a result of Ambac’s financial guarantees.
Ambac utilizes various systems, models and sensitivity scenarios to monitor and manage market risk. These models include estimates, made by management, which utilize current and historical market information. This market information is considered in management’s judgments about adverse sensitivity scenarios that are reasonably possible to occur in the near-term. The impact of these scenarios do not consider the possible simultaneous movement in other market rates or prices, actions of management or other factors that could lessen or worsen actual results. For these reasons, the valuation results from these models could differ materially from amounts actually realized in the market.
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
The following table summarizes the estimated change in fair value of our fixed maturity investment portfolio of a hypothetical immediate increase in interest rates of 100 basis points across the yield curve as of December 31, 2021 and 2020:

December 31,	2021	2020
Fair value of fixed maturity investment (1)	$1,656	$2,329
Pre-tax impact of 100 basis point increase in interest rates
Decrease in dollars	$(50)	$(69)
As a percent of fair value	3%	3%
(1)Excludes investments in distressed Ambac-insured securities and securities held by VIEs consolidated as a result of Ambac’s financial guarantees
The following table presents the impact on the fair value of our long-term debt obligations and interest rate derivatives of a hypothetical immediate decrease in interest rates of 100 basis points across the yield curve as of December 31, 2021 and 2020:

December 31,	2021	2020
Fair value of long-term debt including accrued interest (1)	$(2,598)	$(3,071)
Pre-tax impact of 100 basis point decrease in interest rates
Increase in dollars	$(55)	$(58)
As a percent of fair value	2%	2%

Fair value of interest rate derivative net assets (liabilities) (1)	$(19)	$(21)
Pre-tax impact of 100 basis point decrease in interest rates
Pre-tax loss from change in fair value in dollars	$(51)	$(8)
(1)Excludes long-term debt and derivative instruments of VIEs consolidated as a result of Ambac’s financial guarantees
Foreign Currency Risk
Ambac has fixed maturity investments and investments in pooled funds denominated in currencies other than the U.S. dollar, primarily British pounds sterling and Euro. These financial instruments are primarily invested assets of Ambac UK
| Ambac Financial Group, Inc. 59 2021 FORM 10-K |

and are held in consideration of non-U.S. dollar exposure in the financial guarantee insurance portfolio and operations of Ambac UK. The adverse fair value impact of a stronger U.S. dollar relative to other currencies on investment holdings would be directionally offset by the economic benefits to non-U.S. dollar financial guarantees and other risk exposures. The following table summarizes the estimated decrease in fair value of these financial instruments assuming immediate 20% strengthening of the U.S. dollar relative to the foreign currencies as of December 31, 2021 and 2020:

December 31,	2021	2020
Fair value of investments denominated in currencies other than the U.S. dollar (1)	$478	$453
Pre-tax impact of 20% strengthening of the U.S. dollar	$(96)	$(91)
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

December 31,	2021	2020
Fair value of investments in pooled funds	$683	$544
Pre-tax impact of 10% decline in NAV of the funds	$(68)	$(54)
| Ambac Financial Group, Inc. 60 2021 FORM 10-K |

Item 8.     Financial Statements and Supplementary Data
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Account Firm KPMG LLP, New York, NY, PCAOB ID 185    62

Consolidated Financial Statements
Consolidated Balance Sheets	65	Consolidated Statements of Stockholders’ Equity	67
Consolidated Statements of Total Comprehensive Income (Loss)	66	Consolidated Statements of Cash Flows	68

Notes to Consolidated Financial Statements
Note 1. Background and Business Description	69	Note 11. Variable Interest Entities	113
Note 2. Basis of Presentation and Significant Accounting Policies	71	Note 12. Long-term Debt	117
Note 3. Business Combination	84	Note 13. Revenues From Contracts with Customers	119
Note 4. Investments	85	Note 14. Comprehensive Income	120
Note 5. Fair Value Measurements	91	Note 15. Net Income Per Share	121
Note 6. Financial Guarantees in Force	98	Note 16. Income Taxes	121
Note 7. Insurance Contracts	99	Note 17. Employment Benefit Plans	123
Note 8. Insurance Regulatory Restrictions	107	Note 18. Leases	125
Note 9. Derivative Instruments	111	Note 19. Commitments and Contingencies	126
Note 10. Intangible Assets	113

| Ambac Financial Group, Inc. 61 2021 FORM 10-K |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Ambac Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I, II and IV (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
February 24, 2022
| Ambac Financial Group, Inc. 62 2021 FORM 10-K |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I, II and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Estimate of loss and loss expense reserves and subrogation recoverable
As described in Notes 2 and 7 to the consolidated financial statements, the Company estimates financial guarantee loss and loss expense reserves and subrogation recoverable (loss reserves) on a policy-by-policy basis based upon the present value of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. Expected net claim cash outflows represent the present value of expected claim cash outflows, less the present value of expected recovery cash inflows. For such policies, a loss and loss expense reserves liability is recorded for the present value of expected net claim cash outflows in excess of the related unearned premium revenue. Expected net recovery cash inflows represent the present value of expected recovery cash inflows, less the present value of expected claim cash outflows. For such policies, a subrogation recoverable asset is recorded. As of December 31, 2021, the Company recorded loss and loss expense reserves of $1,538 million and subrogation recoverable of $2,092 million.
We identified the evaluation of loss reserves as a critical audit matter. The evaluation encompassed the assessment of the loss reserves methodologies, including those methods used to estimate the following assumptions: (1) credit worthiness of the issuer of the insured security, (2) the likelihood of possible outcomes regarding the probability of default by the issuer of the insured security, (3) the expected loss severity for each insurance policy, (4) the probability of remediation, settlement and restructuring outcomes, and (5) the probability of successful litigation or related settlement outcomes, as well as the percentage of the breach rates of representations and warranties underlying certain insured residential mortgage backed securities. The evaluation of the methods and the impact of these assumptions required specialized skills and subjective and complex auditor judgment due to a high level of estimation uncertainty.
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
| Ambac Financial Group, Inc. 63 2021 FORM 10-K |

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
New York, New York
February 24, 2022
| Ambac Financial Group, Inc. 64 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in millions, except share data) December 31,	2021	2020
Assets:
Investments:
Fixed maturity securities, at fair value (amortized cost of $1,605 and $2,175)	$1,730	$2,317
Fixed maturity securities pledged as collateral, at fair value (amortized cost of $15 and $15)	15	15
Short-term investments, at fair value (amortized cost of $415 and $492)	414	492
Short-term investments pledged as collateral, at fair value (amortized cost of $105 and $125)	105	125
Other investments (includes $683 and $544 at fair value)	690	595
Total investments (net of allowance for credit losses of $0 and $0)	2,955	3,544
Cash and cash equivalents	17	20
Restricted cash	5	13
Premium receivables (net of allowance for credit losses of $9 and $17)	323	370
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	55	33
Deferred ceded premium	90	70
Subrogation recoverable	2,092	2,156
Derivative assets	76	93
Intangible assets	362	409
Goodwill	46	46
Other assets	68	68
Variable interest entity assets:
Fixed maturity securities, at fair value	3,455	3,354
Restricted cash	2	2
Loans, at fair value	2,718	2,998
Derivative assets	38	41
Other assets	2	2
Total assets	$12,303	$13,220
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$395	$456
Loss and loss expense reserves	1,570	1,759
Ceded premiums payable	33	27
Long-term debt	2,230	2,739
Accrued interest payable	576	517
Derivative liabilities	95	114
Other liabilities	133	135
Variable interest entity liabilities:
Long-term debt (includes $4,056 and $4,324 at fair value)	4,216	4,493
Derivative liabilities	1,940	1,835
Total liabilities	11,187	12,074
Commitments and contingencies (See Note 19)
Redeemable noncontrolling interest	18	7
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,477,068 and 45,865,081	—	—
Additional paid-in capital	257	242
Accumulated other comprehensive income	58	79
Retained earnings	726	759
Treasury stock, shares at cost: 172,929 and 55,942	(3)	(1)
Total Ambac Financial Group, Inc. stockholders’ equity	1,038	1,080
Nonredeemable noncontrolling interest	60	60
Total stockholders’ equity	1,098	1,140
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$12,303	$13,220
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 65 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss)

(Dollars in millions, except share data) Year Ended December 31,	2021	2020	2019
Revenues:
Net premiums earned	$47	$54	$66
Net investment income	139	122	227
Net investment gains (losses), including impairments	7	22	81
Net gains (losses) on derivative contracts	22	(50)	(50)
Net realized gains (losses) on extinguishment of debt	33	—	—
Other income	27	3	134
Income (loss) on variable interest entities	7	5	38
Total revenues	282	156	496
Expenses:
Losses and loss expenses (benefit)	(88)	225	13
Intangible amortization	55	57	295
Operating expenses	126	92	103
Interest expense	187	222	269
Total expenses	281	596	680
Pre-tax income (loss)	2	(440)	(183)
Provision (benefit) for income taxes	18	(3)	32
Net income (loss)	(16)	(437)	(216)
Less: net (gain) loss attributable to noncontrolling interest	(1)	—	—
Net income (loss) attributable to common stockholders	$(17)	$(437)	$(216)
Other comprehensive income (loss), after tax:
Net income (loss)	$(16)	$(437)	$(216)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(2), $1 and $(8)	(12)	15	65
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $— and $—	(8)	23	26
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $—, $— and $—	(1)	1	—
Changes to postretirement benefit, net of income tax provision (benefit) of $—, $— and $—	(1)	(3)	(1)
Total other comprehensive income (loss), net of income tax	(21)	37	91
Total comprehensive income (loss)	(38)	(400)	(125)
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net gain (loss)	(1)	—	—
Total comprehensive income (loss) attributable to common stockholders	$(38)	$(400)	$(125)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.61)	$(9.47)	$(4.69)
Diluted	$(0.61)	$(9.47)	$(4.69)
Weighted average number of common shares outstanding:
Basic	46,535,001	46,147,062	45,954,908
Diluted	46,535,001	46,147,062	45,954,908
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 66 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
($ in Millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Nonredeemable Noncontrolling Interest
Balance at January 1, 2019	$1,633	$1,421	$(49)	$—	$—	$219	$—	$41
Total comprehensive income (loss)	(125)	(216)	91	—	—	—	—	—
Stock-based compensation	12	—	—	—	—	12	—	—
Cost of shares (acquired) issued under equity plan	(3)	(3)	—	—	—	—	—	—
Re-issuance of Ambac Assurance auction market preferred shares	19	—	—	—	—	—	—	19
Balance at December 31, 2019	$1,536	$1,203	$42	$—	$—	$232	$—	$60
Total comprehensive income (loss)	(400)	(437)	37	—	—	—	—	—
Adjustment to initially apply ASU 2016-13	(4)	(4)	—	—	—	—	—	—
Stock-based compensation	11	—	—	—	—	11	—	—
Cost of shares (acquired) issued under equity plan	(3)	(2)	—	—	—	—	(1)	—
Balance at December 31, 2020	$1,140	$759	$79	$—	$—	$242	$(1)	$60
Total comprehensive income (loss)	(38)	(17)	(21)	—	—	—	—	—
Stock-based compensation	14	—	—	—	—	14	—	—
Cost of shares (acquired) issued under equity plan	(6)	(4)	—	—	—	—	(2)	—
Changes to Redeemable noncontrolling interest	(12)	(12)	—	—	—	—	—	—
Balance at December 31, 2021	$1,098	$726	$58	$—	$—	$257	$(3)	$60
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 67 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

($ in millions) Year Ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$(17)	$(437)	$(216)
Redeemable noncontrolling interest	(1)	—	—
Net income (loss)	(16)	(437)	(216)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2	1	—
Amortization of bond premium and discount	(13)	(15)	(63)
Share-based compensation	14	11	12
Deferred income taxes	6	(9)	1
Current income taxes	(4)	17	35
Unearned premiums, net	(82)	(48)	(132)
Losses and loss expenses, net	(147)	76	(364)
Ceded premiums payable	6	(3)	(4)
Premium receivables	48	44	77
Accrued interest payable	103	93	87
Amortization of intangible assets	55	57	295
Net realized investment gains	(7)	(22)	(81)
(Gain) loss on extinguishment of debt	(33)	—	—
Variable interest entity activities	(7)	(5)	(38)
Derivative assets and liabilities	(23)	6	(1)
Other, net	(35)	59	79
Net cash used in operating activities	(131)	(175)	(311)
Cash flows from investing activities:
Proceeds from sales of bonds	236	1,109	1,212
Proceeds from matured bonds	698	137	379
Purchases of bonds	(343)	(975)	(959)
Proceeds from sales of other invested assets	39	374	81
Purchases of other invested assets	(127)	(475)	(137)
Change in short-term investments	98	158	(218)
Change in cash collateral receivable	9	—	100
Proceeds from paydowns of consolidated VIE assets	171	178	543
Acquisition of Xchange, net of cash acquired	—	(74)	—
Other, net	(5)	1	(2)
Net cash provided by investing activities	776	432	1,000
Cash flows from financing activities:
Proceeds from issuance of Ambac UK Debt	—	—	12
Proceeds from issuance of Sitka AAC Note	1,163	—	—
Proceeds from issuance of Surplus Notes	11	—	—
Paydowns of LSNI Ambac Note	(1,641)	(121)	(178)
Payments for debt issuance costs	(12)	—	—
Issuance of auction market preferred shares of Ambac Assurance	—	—	19
Tax payments related to shares withheld for share-based compensation plans	(6)	(3)	(3)
Distributions to noncontrolling interest holders	(1)	—	—
Payments of consolidated VIE liabilities	(170)	(178)	(542)
Net cash used in financing activities	(657)	(303)	(691)
Effect of foreign exchange on cash and cash equivalents	—	—	—
Net cash flow	(12)	(46)	(2)
Cash, cash equivalents, and restricted cash at beginning of period	35	81	83
Cash, cash equivalents, and restricted cash at end of period	$23	$35	$81
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 68 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's business operations include:
•Financial Guarantee ("FG") Insurance — Ambac Assurance Corporation ("AAC") and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”) are legacy financial guarantee businesses, both of which have been in runoff since 2008 (the "Financial Guarantee Insurance Companies").
•Specialty Property & Casualty Program Insurance ("SPCP") — Currently includes five admitted carriers (Everspan Insurance Company, Providence Washington Insurance Company, 21st Century Indemnity Insurance Company, 21st Century Pacific Insurance Company and 21st Century Auto Insurance Company of New Jersey) and an excess and surplus lines (“E&S” or “nonadmitted”) insurer Everspan Indemnity Insurance Company (collectively, “Everspan”). The 21st Century companies were acquired in 2022. Everspan carriers that are currently part of the intercompany pooling agreement (Everspan Indemnity Insurance Company ("Everspan Indemnity") and Everspan Insurance Company) received an AM Best rating of 'A-' (Excellent) in February 2021. Everspan launched its first insurance program in May 2021.
•Managing General Agency / Underwriting ("MGA/U) — Currently includes Xchange Benefits, LLC and Xchange Affinity Underwriting Agency, LLC (collectively, “Xchange”), a property and casualty Managing General Underwriter focussed on accident and health products of which AFG acquired 80% on December 31, 2020. Refer to Note 3. Business Combination for further information relating to this acquisition.
While SPCP and MGA/U (together, the "Specialty P&C Program Insurance Platform") are distinct businesses, they are currently not material enough to Ambac's operations to warrant segment presentation. Management evaluates its reportable segments at least annually and as facts and circumstances change.
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
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize shareholder value through the execution of key strategies for both its (i) Specialty P&C Program Insurance Platform and (ii) Financial Guarantee Insurance companies.
Specialty P&C Insurance Program Platform strategic priorities include:
•Growing and diversifying Everspan's participatory fronting platform with existing and new program partners.
•Building a leading federation of specialty MGA/U partners through additional acquisitions and de novo builds,
| Ambac Financial Group, Inc. 69 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
supported by a centralized business services unit including core technology solutions.
•Making opportunistic investments that are strategic to the overall Specialty P&C Program Insurance Platform.
Financial Guarantee Insurance companies’ strategic priorities include:
•Actively managing, de-risking and mitigating insured portfolio risk.
•Pursuing loss recovery through active litigation and other means, particularly residential mortgage back security representation and warranty litigation.
•Improving operating efficiency and optimizing our asset and liability profile.
•Exploring, at the appropriate time, strategic options to further maximize value for AFG.
The execution of Ambac’s strategy to increase the value of its investment in AAC is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC; as well as the Stipulation and Order among the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”), AFG and AAC that became effective on February 12, 2018, as amended (the “Stipulation and Order”); and the indenture for the Tier 2 Notes (as defined below), each of which requires OCI and, under certain circumstances, holders of the debt instruments benefiting from such restrictions, to approve certain actions taken by or in respect of AAC. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG.
Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of AAC’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. AAC's ability to commute policies or purchase certain investments may also be limited by available liquidity.
The Segregated Account and the Rehabilitation Exit Transactions
In March 2010, AAC established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of AAC’s liabilities, and the Wisconsin Insurance Commissioner, acting as rehabilitator (the "Rehabilitator") commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court, which was confirmed on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on
June 12, 2014. Policy obligations not allocated to the Segregated Account remained in the General Account of AAC, and such policies in the General Account were not subject to and, therefore, were not directly impacted by the Segregated Account Rehabilitation Plan.
On February 12, 2018, the rehabilitation of the Segregated Account was concluded pursuant to an amendment to the Segregated Account Rehabilitation Plan (the "Second Amended Plan of Rehabilitation"). The conclusion of the rehabilitation followed the successful completion of Ambac's surplus note exchange offers and consent solicitation, which, together with the satisfaction of all conditions precedent to the effectiveness of the Second Amended Plan of Rehabilitation, including the discharge of all unpaid policy claims of the Segregated Account, including accretion amounts thereon ("Deferred Amounts"), completed the restructuring transactions (the "Rehabilitation Exit Transactions"). In connection with the discharge of all unpaid policy claims, AAC issued the secured notes and the Tier 2 notes. See Note 12. Long-term Debt for additional information regarding the secured notes and Tier 2 Notes.
Bank Settlement Agreement
As part of the Rehabilitation Exit Transactions, AFG and AAC received sufficient consents from holders of surplus notes for a waiver and amendment (the "BSA Waiver and Amendment") of the Settlement Agreement. After giving effect to the BSA Waiver and Amendment, the Settlement Agreement continues to limit certain activities of AAC and its subsidiaries, such as issuing indebtedness; engaging in mergers and similar transactions; disposing of assets; making restricted payments; creating or permitting liens; engaging in transactions with affiliates; modifying or creating tax sharing agreements; and taking certain actions with respect to surplus notes (among other restrictions and limitations). The Settlement Agreement includes certain allowances with respect to these activities and generally requires the approval of OCI and, in some cases, holders of surplus notes issued pursuant to the Settlement Agreement, for consents, waivers or amendments.
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
2021 Surplus Note Exchanges
On January 19, 2021, AAC entered into a purchase agreement (the “Purchase Agreement”) with AFG and certain funds or accounts (the “Note Holders”), pursuant to which (i) the Note Holders agreed to sell to AAC all of the individual beneficial interests (the “Interests”) in the 5.1% senior notes due August 28, 2039 (the “Corolla Notes”), issued by the Corolla Trust, a Delaware statutory trust formed by AFG in 2014, (see Note 11. Variable Interest Entities for a discussion of the establishment
| Ambac Financial Group, Inc. 70 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
of the Corolla Trust) (ii) AFG agreed to sell to AAC the owner trust certificate for the Corolla Trust (the “Corolla Certificate”), which constituted all of the equity interests in the Corolla Trust, and (iii) AAC agreed to exchange the Interests and the Corolla Certificate for AAC’s surplus notes (collectively, the “Corolla Note Exchange”). The Note Holders held 100% of the outstanding Corolla Notes. Pursuant to the Purchase Agreement, each $1.00 principal amount of the Corolla Notes (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.9125 principal amount of surplus notes (and the associated amount of accrued and unpaid interest thereon) on the date of the consummation of the Corolla Note Exchange (the “Closing”). In addition, every $1.00 principal amount of the Corolla Certificate (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.64 principal amount of surplus notes (and the associated amount of accrued and unpaid interest thereon) on the date of Closing. The Closing occurred on January 22, 2021. At the Closing AAC issued $267 aggregate principal amount of surplus notes to consummate the Corolla Note Exchange and acquire all of the interests in the Corolla Trust. Subsequent to the closing the Corolla Trust was dissolved and the junior surplus note that had been deposited in the Corolla Trust by AFG in 2014 was canceled.
In February 2021, AAC entered into a purchase agreement pursuant to which the holder of $15 principal amount of 5.1% junior surplus notes issued by AAC agreed to sell such notes to AAC in exchange for surplus notes (the "JSN Exchange"). Pursuant to the purchase agreement, each $1.00 principal amount of the junior surplus notes (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.8581 principal amount of surplus notes (and the associated amount of accrued and unpaid interest thereon). The closing of the JSN Exchange occurred on February 11, 2021 when AAC issued approximately $13 aggregate principal amount of surplus notes. Subsequent to the closing of the JSN Exchange the junior surplus notes were canceled. As a result of the Corolla Note Exchange and the JSN Exchange, AAC no longer has any junior surplus notes outstanding.
The surplus notes exchanged pursuant to the Corolla Note Exchange and the JSN Exchange are part of the same series as, and rank equally with, the surplus notes previously issued by AAC. The Company recorded a gain of $33 for the year ended December 31, 2021, arising from AAC's purchases of junior surplus notes below their carrying values which is reported within Net realized gains (losses) on extinguishment of debt in the Consolidated Statements of Total Comprehensive Income (Loss). In addition, the Company recorded a gain of $4 for the year ended December 31, 2021, from the exchange of the Corolla Certificate held by AFG above its carrying value, which is reported within Net realized investment gains (losses) in the Consolidated Statements of Total Comprehensive Income (Loss).
Secured Note Refinancing
On July 6, 2021, a newly formed variable interest entity and wholly-owned subsidiary of AFG, Sitka Holdings, LLC (“Sitka”), issued $1,175 par amount of LIBOR plus 4.5% senior secured notes due 2026 (the “Sitka Senior Secured Notes”). In connection with the issuance and sale of the Sitka Senior
Secured Notes, AAC issued a secured note to Sitka in the same amount and with the same interest rate and maturity date as the Sitka Senior Secured Notes (the "Sitka AAC Note"). The proceeds from this offering of $1,163 were used to fund a portion of the full redemption of the Ambac LSNI Secured Notes due 2023 (the “LSNI Secured Notes”) and the secured note issued by AAC concurrently with the issuance of the LSNI Secured Notes (the "LSNI Ambac Note"). The remaining balance of the LSNI Secured Notes were redeemed utilizing other available temporary sources of liquidity. Ambac does not consolidate Sitka since it does not have a variable interest in the trust. Accordingly, the Sitka AAC Note is reported within Long-term debt on the Consolidated Balance Sheet.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Ambac’s consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures. Such estimates that are particularly susceptible to change are used in connection with certain fair value measurements, valuation of financial guarantee loss reserves for non-derivative insurance policies and the valuation allowance on the deferred tax asset, any of which individually could be material.
Consolidation
The consolidated financial statements include the accounts of AFG and all other entities in which AFG (directly or through its subsidiaries) has a controlling financial interest, including variable interest entities (“VIEs”) for which AFG or an AFG subsidiary is deemed the primary beneficiary in accordance with the Consolidation Topic of the Accounting Standards Codification ("ASC"). All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether the variable interest holder has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could
| Ambac Financial Group, Inc. 71 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
potentially be significant to the VIE, related party relationships and the design of the VIE. An entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE. Refer to Note 11. Variable Interest Entities, for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated.
AFG Unconsolidated Financial Information
Financial information of AFG is presented in Schedule II to this Form 10-K as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019. Investments in subsidiaries are accounted for using the equity method of accounting in Schedule II.
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
The CECL standard affects how reporting entities measure credit losses for financial assets that are not accounted for at fair value through net income. For Ambac, these financial assets include available-for-sale debt securities and amortized cost assets, specifically premium receivables, reinsurance recoverables and loans. CECL does not apply to subrogation recoveries of previously paid and unpaid losses on insurance contracts accounted for under ASC 944 nor does it apply to equity method investments accounted for under ASC 323.
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
Ambac’s non-VIE debt investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed maturity securities that are considered available-for-sale as defined by the Investments - Debt Securities Topic of the ASC. Available-for-sale debt securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity and computed using amortized cost as the basis. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over a term of the security. For structured debt securities with a large underlying pool of homogenous loans, such as mortgage-backed and asset-backed securities, premiums and discounts are adjusted for the effects of actual and anticipated prepayments. For other fixed maturity securities, such as corporate and municipal bonds, discounts are amortized or accreted over the remaining term of the securities and premiums are amortized to the earliest call date.
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
Fair value is based primarily on quotes obtained from independent market sources. When quotes for fixed maturity securities are not available or cannot be reasonably corroborated, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. When fair value is not readily determinable for pooled investment funds, the investments are valued using net asset value ("NAV") as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Investment valuations could differ materially from amounts that would actually be realized in the market. Realized gains and losses on the sale of investments are determined on the basis of specific identification. Refer to Note 5. Fair Value Measurements for further description of the methodologies used to determine the fair value of investments, including model inputs and assumptions where applicable.
| Ambac Financial Group, Inc. 72 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
VIE investments in fixed maturity securities are carried at fair value as they are either considered as available for sale securities or under the fair value option election. For additional information about VIE investments, including fair value by asset-type, see Note 11. Variable Interest Entities.
Ambac has a formal credit impairment review process for fixed maturity available-for-sale securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of impairment in accordance with the Investments - Debt Securities Topic of the ASC.
•Prior to the adoption of CECL, factors considered to identify and assess securities for other than temporary impairment included: (i) fair values that have declined by 20% or more below amortized cost; (ii) market values that have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor, as applicable, and an analysis of projected defaults on the underlying collateral; (v) whether scheduled interest payments are past due; (vi) whether Ambac has the intent to sell the security; and (vii) whether it is more likely than not that Ambac will be required to sell a security before the anticipated recovery of its amortized cost basis. If we believed a decline in the fair value of a particular investment is not credit-related, we recorded the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity on our Consolidated Balance Sheets. If it was determined that a credit impairment existed, the credit impairment loss was recognized in earnings, and the other-than-temporary amount related to all other factors was recognized in other comprehensive income. For fixed maturity securities that had credit impairments in a period, the previous amortized cost of the security less the amount of the credit impairment recorded through earnings became the investment’s new amortized cost basis. Ambac accreted the new amortized cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security.
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
If we believe a decline in the fair value of a particular fixed maturity available-for-sale investment is not credit impaired, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity on our Consolidated Balance Sheets. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an impairment charge is recognized in earnings, with the amortized cost of the security being written-down to fair value.
The evaluation of securities for credit impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the impact of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to Ambac insured securities owned, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated AAC claim payments. Ambac’s assessment about whether a decline in value is considered a credit impairment reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for credit impairment in future periods.
Ambac has made certain accounting policy elections related to accrued interest receivable ("AIR") for available-for-sale investments under CECL, which are consistent with past practices under prior GAAP. Elections include: i) not measuring AIR for credit impairment, instead AIR is written off when it becomes 90 days past due; ii) writing off AIR by reversing interest income; iii) presenting AIR separately in Other Assets on the balance sheet and iv) excluding AIR from amortized cost balances in required CECL disclosures found in Note 4. Investments. AIR at December 31, 2021 and 2020 was $10 and $10, respectively.
Refer to Note 4. Investments for further credit impairment disclosures.
Premiums
Financial Guarantee:
Gross premiums were received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability was established, which was initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability was initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign
| Ambac Financial Group, Inc. 73 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at December 31, 2021 and 2020, was 2.2%. and 2.2%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2021 and 2020, was 8.0 years and 8.3 years, respectively.
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
For financial guarantee contracts, the issuer's ability and willingness to pay its insured debt obligation impacts the payment of policy losses by Ambac as well as the receipt of premiums from the issuer. As such, management leverages its existing loss reserve estimation process to evaluate credit impairment for premium receivables. Key factors in assessing credit impairment include historical premium collection data, internal risk classifications, credit ratings and loss severities. For structured finance transactions involving special purpose entities, we further evaluate the priority of premiums paid to Ambac within the contractual waterfall, as required by bond indentures. Ambac has a formal quarterly credit impairment review process for premium receivables.
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
Refer to Note 7. Insurance Contracts for further credit impairment disclosures.
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
| Ambac Financial Group, Inc. 74 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Specialty P&C:
Gross written premiums on Everspan insurance policies are recorded at the inception of the policy and can be received on an upfront basis or an installment basis. Ceded premiums written are based on contractual terms applied against related gross written premiums. Premiums, net of reinsurance, are recognized as revenue on a daily pro-rata basis over the term of the insured risk. Unearned premiums represents the portion of gross premiums written that relate to unexpired risk. Deferred ceded premium represents the portion of ceded premiums written that relate to unexpired risk.
Premium receivables represent balances currently due and amounts not yet due from policyholders, managing general agents or producers issuing insurance policies on Everspan's behalf. Premium receivables are reported net of an allowance for expected lifetime credit losses. The allowance is based upon Everspan's ongoing review of amounts outstanding, including delinquencies and write-offs, and other relevant factors. Credit risk is partially mitigated by the managing general agent's ability to cancel the policy on behalf of Everspan if the policyholder does not pay the premium, thereby reducing the related policy's premium written and Everspan's premium receivable.
Loans
Loans are reported at either their outstanding principal balance less unamortized discount or at fair value.
•Loans not held by consolidated VIEs are reported at their outstanding principal balance less unamortized discount and are reported within Other assets on the Consolidated Balance Sheet. Interest income is earned using the effective interest method based upon interest accrued on the unpaid principal balance adjusted for accretion of discounts. A loan is considered impaired when, based on the financial condition of the borrower, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. Under CECL, Ambac has a formal quarterly credit impairment review process for these loans. The key factors in assessing credit impairment are internal credit ratings and loss severities. Management utilizes a PD/LGD approach, similar to the one described above for financial guarantee premium receivables, which is applied to the loan carrying value.
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
Derivative Contracts
The Company has entered into derivative contracts primarily to hedge certain economic risks inherent in its asset and liability portfolios. None of Ambac’s derivative contracts are designated as hedges under the Derivatives and Hedging Topic of the ASC. Ambac's derivatives consist primarily of interest rate swaps and futures contracts.
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
All derivatives are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by counterparty only when a legal right of offset exists. Variation payments on centrally cleared swaps and futures contracts are considered settlements of the associated derivative balances and are reflected as a reduction to derivative liabilities or assets on the Consolidated Balance Sheets. For other derivatives, Ambac has determined that the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement and are included in Other assets on the Consolidated Balance Sheets. Refer to Note 9. Derivative Instruments for further discussion of the Company’s use of derivative instruments and their impact of the consolidated financial statements. Refer to Note 5. Fair Value Measurements for further description of the methodologies used to determine the fair value of derivative contracts, including model inputs and assumptions where applicable.
Goodwill
Goodwill of $46 is attributable to the Xchange acquisition, further discussed in Note 3. Business Combination and represents the acquisition cost in excess of the fair value of net assets acquired, including identifiable intangible assets. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entity giving rise to the goodwill. Goodwill is not amortized but is subject to impairment testing. Goodwill impairment tests are performed annually or more frequently if circumstances indicate a possible impairment. Ambac tests goodwill for impairment as of October 1st of each year. If, after assessing qualitative factors, management believes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment evaluation is performed. Management also has the option to bypass the qualitative evaluation and proceed directly to the quantitative evaluation. The quantitative test compares the estimated fair
| Ambac Financial Group, Inc. 75 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
value of the reporting unit with its carrying value (including goodwill and identifiable intangible assets). An impairment is recognized for the excess of the carrying amount of the reporting unit over it estimated fair value. If the reporting unit’s estimated fair value exceeds its carrying value, goodwill is not impaired. There have been no accumulated impairment losses since goodwill was established.
Intangible Assets
Financial Guarantee Insurance intangible:
Upon Ambac's emergence from bankruptcy in 2013, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying values of our financial guarantee insurance and reinsurance contracts continue to be reported and measured in accordance with their existing accounting policies. Pursuant to the Financial Services-Insurance Topic of the ASC, the insurance intangible is to be measured on a basis consistent with the related financial guarantee insurance and reinsurance contracts. The initial insurance intangible asset was assigned to groups of insurance and reinsurance contracts with similar characteristics and has been amortized using a level-yield method based on par exposure of the related groups.
Finite-lived intangibles:
Ambac acquired $36 of identifiable intangible assets attributable to the Xchange acquisition, further discussed in Note 3. Business Combination. The intangible assets are primarily related to distribution relationships, non-compete agreements and trade names, all of which have finite lives and are amortized over their estimated useful lives using the straight-line method. The Company tests finite-lived acquired intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. The carrying amount of the intangible asset is not recoverable if it exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. If deemed unrecoverable, an impairment loss is recognized for the excess carrying amount over the fair value. There have been no accumulated impairment losses since these finite-lived intangible assets were established.
Indefinite-lived intangibles
Ambac acquired $9 of identifiable intangible assets attributable to its acquisition of Providence Washington Insurance Company, which was accounted for as an asset acquisition. The intangible assets relate to insurance licenses which have indefinite lives and therefore are not amortized. The useful lives are re-evaluated each period to determine whether facts and circumstances continue to support an indefinite life. The Company tests indefinite-lived acquired intangible assets for impairment annually or more frequently if circumstances indicate a possible impairment. Ambac tests indefinite-lived intangibles for impairment as of October 1st of each year. If, after assessing qualitative factors, management believes it is more likely than not that the intangible assets are impaired, a quantitative impairment evaluation is performed. Management also has the option to bypass the qualitative evaluation and proceed directly to the quantitative evaluation. The quantitative test compares the estimated fair value of the intangible asset with its carrying value. An impairment is recognized for the excess of the carrying amount of the intangible asset over it estimated fair value. If the asset’s estimated fair value exceeds its carrying value, the intangible asset is not impaired. There have been no accumulated impairment losses since these indefinite-lived intangible assets were established.
Restricted Cash
Cash that we do not have the right to use for general purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes (i) consolidated variable interest entity cash restricted to support the obligations of the consolidated VIEs, (ii) cash held by AAC received from its investment in LSNI Secured Notes and pledged for the benefit of holders of LSNI Secured Notes (other than AAC) and (iii) fiduciary cash held by Xchange described below.
Fiduciary Assets and Liabilities:
In Xchange's capacity as an MGU, it collects premiums from insureds and remits the premiums to the respective insurance carriers, net of fees to other parties, including its commissions. Xchange also collects claims or refunds from carriers on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by Xchange in a fiduciary capacity. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities, which are reported in Other liabilities.
Restricted cash for net uncollected premiums and claims and the related fiduciary liabilities were $5 and $4 at December 31, 2021 and 2020, respectively.
Loss and Loss Expenses
Financial Guarantee:
The loss and loss expense reserve (“loss reserve”) policy relates only to Ambac’s non-derivative financial guarantee insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the insured portfolio as of the reporting date. The policy for derivative contracts is discussed in the “Derivative Contracts” section above.
A loss reserve is recorded on the balance sheet on a policy-by-policy basis based upon the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows consider the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considers future recoveries related to breaches of contractual representations and warranties by RMBS transaction sponsors, remediation strategies, excess spread and other contractual or subrogation-related cash flows. Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not estimate recoveries for litigations where its sole claim is for fraudulent inducement, since any remedies under such claims
| Ambac Financial Group, Inc. 76 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
would be non-contractual. Nor does Ambac include potential recoveries attributable to pre-judgment interest in the estimate of subrogation recoveries.
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
All credits are assigned risk classifications by RMG using the following guidelines:
CLASS I – “Fully Performing - Meets Ambac Criteria with Remote Probability of Claim” - Credits that demonstrate adequate security and structural protection with a strong capacity to pay interest, repay principal and perform as underwritten. Factors supporting debt service payment and performance are considered unlikely to change and any such change would not have a negative impact upon the fundamental credit quality. Through ongoing surveillance, Ambac may also designate Class I credits into one or more of the following categories:
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
CLASS IA – “Potential Problem with Risks to be Dimensioned” - Credits that are fully current and monetary default or claims-payment are not anticipated. The issuer’s financial condition may be deteriorating or the credits may lack adequate collateral. A structured financing may also evidence weakness in its fundamental credit quality as evidenced by its under-performance relative to its modeled projections at underwriting, issues related to the servicer’s ability to perform or questions about the structural integrity of the transaction. While certain of these credits may still retain an investment grade rating, they usually have experienced or are vulnerable to a ratings downgrade. Further investigation is required to dimension and correct any deficiencies. A complete legal review of documents may be required. An action plan should be developed with triggers for future classification changes upward or downward.
CLASS II – “Substandard Requiring Intervention” - Credits whose fundamental credit quality has deteriorated to the point that timely payment of debt service may be jeopardized by adversely developing trends of a financial, economic, structural, managerial or political nature. No claim payment is currently foreseen but the probability of loss or claim payment over the life of the transaction is now existent (generally 10% or greater probability). Class II credits may be border-line or below investment grade (BBB- to B). Prompt and sustained action must be taken to execute a comprehensive loss mitigation plan and correct deficiencies.
CLASS III – “Doubtful with Clear Potential for Loss” - Credits whose fundamental credit quality has deteriorated to the point that timely payment of debt service has been or will be jeopardized by adverse trends of a financial, economic, structural, managerial or political nature which, in the absence of positive change or corrective action, are likely to result in a loss. The probability of monetary default or claims paying over the life of the transaction is generally 50% or greater. Full exercise of all available remedial actions is required to avert or minimize losses. Class III credits will generally be rated below investment grade (B to CCC).
CLASS IV – “Imminent Default or Defaulted” - Monetary default or claim payments have occurred or are expected imminently. Class IV credits are generally rated D.
CLASS V – “Fully Reserved” - The credit has defaulted and payments have occurred. The claim payments are scheduled and known, reserves have been established to fully cover such claims, and no claim volatility is expected.
The population of credits evaluated in Ambac’s loss reserve process are: (i) all adversely classified credits and ii) non-adversely classified credits which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate losses to ultimately determine if a loss reserve should be established.
•The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes.
| Ambac Financial Group, Inc. 77 2021 FORM 10-K |

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
•The second approach entails the use of cash-flow based models to estimate expected losses (future claims, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s RMG group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or third party models and tools to project future losses and resultant claim payment estimates. We utilize cash flow models for RMBS, student loan, Puerto Rico and other exposures. RMBS and student loan models use historical performance of the collateral pools in order to then derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In other cases, such as many public finance exposures, including our Puerto Rico exposures, we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the fiscal, economic, legal and political framework. In this approach, a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we consider the issuer’s ability to refinance an insured issue, Ambac’s ability to execute a potential settlement (i.e., commutation) of the insurance policy, including the impact on future installment premiums, and/or other restructuring possibilities in our scenarios. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors.
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
Below we provide further details of our loss reserve models for both RMBS and student loan exposures:
RMBS Expected Loss Estimate
Ambac insures RMBS transactions collateralized by (i) first-lien mortgages; and (ii) second-lien mortgage loans such as closed-end seconds and home equity lines of credit. If the borrower defaults on the payments due under these loans and the property is subsequently liquidated, the liquidation proceeds are first utilized to pay off the first-lien loan (as well as other costs) and any remaining funds are applied to pay off the second-lien loan. As a result of this subordinate position to the first-lien loan, second-lien loans may carry a significantly higher severity in the event of a loss.
Ambac primarily utilizes a cash flow model (“RMBS cash flow model”) to develop estimates of projected losses for both our first and second lien transactions. First, the RMBS cash flow model projects collateral performance utilizing: (i) the transaction’s underlying loans' characteristics and status, (ii) projected home price appreciation (“HPA”) and (iii) projected interest rates. Depending on the amount of collateral information available for each transaction, we project such performance either at the loan-level or the deal-level. In the absence of specific loan-level information, the deal-level approach evaluates a loan pool as if it were a single loan, selecting certain aggregated deal-level characteristics to then perform a series of statistical analyses. The deal-level approach projects performance using a roll-rate that evaluates the possible future state of a loan based on its current status and three variables: average FICO (credit score), average current consolidated loan to value ratio (“CLTV”) and an overall quality indicator. Observed servicer-level behavior may also have an impact on projected transaction performance.
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
| Ambac Financial Group, Inc. 78 2021 FORM 10-K |

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
RMBS Representation and Warranty Subrogation Recoveries
Ambac records, as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W") described herein. Generally, the sponsor of an RMBS transaction provided R&W with respect to the securitized loans, including R&W with respect to loan characteristics, the absence of borrower misrepresentations in the underlying loans and other misconduct in the origination process and attesting to the compliance of loans with the applicable underwriting guidelines. In such cases, the sponsor of the transaction is obligated, in accordance with the underlying contract, to repurchase, cure or substitute collateral for any loan that breaches the R&W. Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions with significant collateral losses, resulting in significant claims payments by Ambac, and for which Ambac believes it has enforceable contractual rights under the relevant transaction documents against the counterparty and the counterparty has the financial ability to honor its contractual repurchase obligations.
Generally, subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the R&W, we submitted nonconforming loans for repurchase to the contractual counterparty bearing the repurchase obligation, typically the transaction sponsor. In certain cases the loans were repurchased by a sponsor. In such cases the sponsor paid the "repurchase price" to the securitization trust which holds the loan. Ambac may also have received payments directly from transaction sponsors in settlement of their repurchase obligations pursuant to negotiated settlement agreements or otherwise as a result of related litigation.
While the obligation of sponsors to repurchase loans with material breaches is clear, generally the sponsors have not honored those obligations without actual or threatened litigation. Ambac has utilized the results of the above-described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has initiated and continues to prosecute lawsuits seeking compliance with the repurchase obligations in the securitization documents.
Ambac has performed the above-mentioned, detailed examinations on a variety of transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency, or are otherwise deemed to have the financial wherewithal to live up to their repurchase obligations. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the parent, each of these large institutions has significant financial resources and may have an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would ultimately assume financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ ability to honor the obligations of the original sponsor. Certain successor financial institutions have made significant payments to certain claimants to settle breaches of R&W perpetrated by sponsors that have been acquired by such financial institutions. For example, Ambac received a significant payment in 2016 from JP Morgan to settle RMBS-related litigation. As a result of these factors, we do not make significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors.
Our ability to realize RMBS R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, including adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries; intervention by OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize RMBS R&W subrogation recoveries for any reason or the realization of RMBS R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations, particularly its outstanding debt and preferred stock obligations; the initiation of rehabilitation proceedings against AAC; eliminating or reducing the likelihood of AAC delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued and/or insured by Ambac or AAC.
The approach used to estimate RMBS R&W subrogation recoveries is based on obtaining loan files from the original pool and conducting loan file re-underwriting to derive a breach rate to be extrapolated to determine an estimated repurchase obligation. We limit the estimated repurchase obligation by ever-to-date incurred losses.
Multiple probability-weighted scenarios are developed by applying various realization factors to the estimated repurchase obligation. The realization factors in these scenarios reflect Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including, but not limited to, (i) discussions with external legal counsel and their
| Ambac Financial Group, Inc. 79 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
views on ultimate settlement and/or litigation outcomes; (ii) assessment of the strength of the specific case; (iii) changes in law or developments in RMBS litigation cases that impact our estimated recoveries; and (iv) experience in settling similar claims. The probability weightings are developed based on the unique facts and circumstances for each transaction. The sum of these probability-weighted scenarios represents the undiscounted RMBS R&W subrogation recovery, which is then discounted using a factor derived from a risk-free discount rate term structure that corresponds to the estimated date of each respective recovery.
Student Loan Expected Loss Estimate
The student loan insured portfolio consists of credits collateralized by private student loans. The calculation of loss reserves for our student loan portfolio involves evaluating numerous factors that can impact ultimate losses. Since our policy covers timely interest and ultimate principal payment, our loss projections must make assumptions for many factors covering a long horizon. Key assumptions that will impact ultimate losses include, but are not limited to, the following: collateral performance (which is highly correlated to the economic environment); interest rates; operating risks associated with the issuer, servicers, special servicers, and administrators; investor appetite for tendering or commuting insured obligations; and as applicable, Ambac’s ability and willingness to commute policies. In addition, we consider in our student loan loss projections the potential impact, if any, of proposed or final regulatory actions or orders, including by the Consumer Financial Protection Bureau ("CFPB"), affecting our insured transactions.
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
Specialty P&C:
Loss and loss expense reserves for Everspan represent management's estimate of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred but not yet reported ("IBNR") as of the balance sheet date. The reserves are estimated based upon experience and using a variety of actuarial methods. These estimates are continually reviewed and are subject to the impact of future changes in factors such as claim severity and frequency, underwriting and claims practices, changes in social and economic conditions including the impact of inflation, legal and judicial developments, medical cost trends and upward trends in damage awards. The ultimate amount for loss and loss expenses may be in excess, or less than, the amounts recorded on our financial statements. Adjustments will be reflected as part of the net increase or reduction in loss and loss expense reserves in the periods in which they become known.
Ceded Reinsurance
Loss and loss expense reserve reported on the balance sheet relates only to gross insurance policies. The corresponding reserve ceded to reinsurers is reported as reinsurance recoverable on paid and unpaid losses. Ambac has reinsurance in place pursuant to quota share, surplus share treaty and facultative reinsurance agreements.
The reinsurance of risk does not legally relieve Ambac of its original liability to its policyholders. In the event that any of Ambac’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac would, nonetheless, be liable to its policyholders for the full amount of its policy.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac (i) is entitled to receive collateral from certain reinsurance counterparties pursuant to the terms of the relevant reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Ambac in the event of rating agency downgrades of a reinsurer (among other events and circumstances). For those reinsurance counterparties that do not currently post collateral, Ambac’s reinsurers are well capitalized, highly rated, authorized capacity providers.
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
The key factors in assessing credit impairment for reinsurance recoverables are independent rating agency credit ratings and loss severities. Management utilizes a PD/LGD approach, which is applied to the net unsecured reinsurance recoverable amount. Refer to Note 7. Insurance Contracts for credit impairment disclosures.
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
| Ambac Financial Group, Inc. 80 2021 FORM 10-K |

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
Noncontrolling Interests
Nonredeemable noncontrolling interests
At December 31, 2021 and 2020, AAC had 5,501 shares of issued and outstanding AMPS with a liquidation preference of $138 (reported as nonredeemable noncontrolling interest of $60 on Ambac's balance sheet). The auction occurs every 28 days and the dividend rate has continuously been reset at the maximum rate of one-month LIBOR plus 200 basis points.
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
The redeemable noncontrolling interest is remeasured each period as the greater of:
i.the carrying value under ASC 810, which attributes a portion of consolidated net income (loss) to the redeemable noncontrolling interest, and
ii.the redemption value of the put option under ASC 480 as if it were exercisable at the end of the reporting period.
Any increase (decrease) in the carrying amount of the redeemable noncontrolling interest as a result of adjusting to the redemption value of the put option is recorded as an offset to retained earnings. The impact of such differences on earnings per share are presented in Note 15. Net Income Per Share.
Following is a rollforward of redeemable noncontrolling interest.

Years ended December 31,	2021	2020
Beginning balance	$7	$—
Fair value of redeemable noncontrolling interest at acquisition date	—	7
Net income attributable to redeemable noncontrolling interest (ASC 810)	(1)	—
Adjustment to redemption value (ASC 480 )	12	—
Ending Balance	$18	$7
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
MGA/U performance obligations consist of placing policies with insurers and, for certain products, providing claims servicing. Revenue from limited and short-term medical policies sold through affinity groups ("Affinity") are recognized up front as no further performance obligations exist after policy placement. Revenue from employer stop loss policies ("ESL") is apportioned to policy placement and claims servicing based on the relative stand-alone selling price of the respective performance obligations with policy placement revenue recognized upfront while claims servicing revenue is recognized over the claim adjustment period.
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
Contract assets represent the Company's right to future consideration for services it has already transferred to the customer, which is subject to certain contingencies such as the achievement of loss ratios on underlying insurance policies. Once the right to consideration becomes unconditional, it is reported as a receivable. Contract liabilities represent the Company's obligation to transfer services for which it has already received consideration from the customer. Contract assets and contract liabilities are reported as other assets and other liabilities, respectively, on the Consolidated Balance Sheet.
| Ambac Financial Group, Inc. 81 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The Company’s costs to fulfill contracts with its insurance company customers relate to certain commissions paid to independent agents for procuring policies. As these costs relate to the Company’s policy placement performance obligation to its customers, they are expensed as incurred. The Company does not incur costs related to obtaining customer contracts.
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
In 2020, the Ambac 2013 Incentive Compensation Plan (the “2013 Incentive Plan”) was superseded by the 2020 Incentive Compensation Plan ("2020 Incentive Plan"). Both plans allow for the granting of stock options, restricted stock, stock appreciation rights, restricted and performance units and other awards to employees, directors and consultants that are valued or determined by reference to Ambac's common stock. Under these plans, Ambac has issued both cash and equity awards to US employees and consultants.
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
The types of equity awards granted to employees are as follows:
•Deferred stock units - vest upon grant and will settle and convert to Ambac common stock annually over a two-year period (50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date). The fair value of these grants is recognized as compensation expense on the date of grant since no future service is required. These awards have not been granted since 2019.
•Restricted stock units - only require future service and accordingly the respective fair value is recognized as compensation expense over the relevant service period.
•Performance stock units - require both future service and achieving specified performance targets to vest. Certain performance stock unit grants also include a market condition TSR modifier that will cause the total payout at the end the performance period to increase or decrease depending on Ambac's stock performance relative to a peer group. Compensation costs for all performance stock units are only recognized when the achievement of the performance conditions are considered probable. Once deemed probable, such compensation costs are recognized as compensation expense over the relevant service period. Compensation costs are initially based on the probable outcome of the performance conditions and adjusted for subsequent changes in the estimated or actual outcome each reporting period as necessary. Changes in the estimated or actual outcome of a performance condition are recognized by reflecting a retrospective adjustment to compensation cost in the current period.
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
Ambac is the lessee in leases which are classified as operating leases. Ambac recognizes a single lease cost, calculated so that the cost is allocated generally on a straight-line basis over the lease term within operating expenses in the Consolidated Statements of Total Comprehensive Income (Loss). The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For such operating leases, Ambac recognizes a right-of-use ("ROU") asset and a lease liability, initially measured at the present value of the lease payments. The discount rate used to initially measure the ROU assets and lease liabilities reflects the estimated secured
| Ambac Financial Group, Inc. 82 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
borrowing rate of the applicable Ambac subsidiary, which considers the rate of existing or recent debt obligations of the entity. All cash payments are classified within operating activities in the statement of cash flows.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(7), $(1) and $12 for the years ended December 31, 2021, 2020 and 2019, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.
Commitments and Contingencies
The Company and its subsidiaries are defendants in or parties to actual, pending and threatened lawsuits and proceedings. A liability is accrued for such contingencies when a loss is both probable and reasonably estimable. If a loss is not "probable and reasonably estimable," but is reasonably possible, disclosure of the contingency and an estimate of the loss or range of loss is required if such an estimate can be determined. Significant management judgment is required to apply this guidance. As a legal contingency develops, the Company, in conjunction with outside counsel, evaluates what level of accrual and/or disclosure is required under the guidance. See the Litigation Against Ambac section of Note 19. Commitments and Contingencies for additional information about our legal contingencies and related accounting evaluation.
Income Taxes
Ambac files a consolidated U.S. Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. Current tax assets and liabilities are recognized for taxes refundable or payable for the current year.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on current and deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In July 2020, United Kingdom legislation increasing the tax rate from 17% to 19% was fully enacted. As such, we incorporated the effects of the tax rate increase in our current and deferred tax evaluation for the years ended December 31, 2020 and 2021.
The Income Taxes Topic of the ASC requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a ‘more likely than not' standard. In making such judgments, significant weight is given to evidence that can be objectively verified. The level of deferred tax asset recognition is influenced by management’s assessment of future profitability, which depends on the existence of sufficient taxable income within the carry forward periods available under the tax law.
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to common stockholders, including the adjustment to redemption value of the redeemable noncontrolling interest, by the weighted-average number of common shares outstanding and vested restricted stock units (together, "Basic Weighted Average Shares Outstanding"). Diluted net income per share is computed by dividing net income attributable to common stockholders, including the adjustment to redemption value of the redeemable controlling interest, by the Basic Weighted-Average Shares Outstanding plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, vested and unvested options, unvested restricted stock units and performance stock units granted under existing compensation plans.
| Ambac Financial Group, Inc. 83 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Supplemental Disclosure of Cash Flow Information

Year Ended December 31,	2021	2020	2019
Cash paid during the period for:
Income taxes	$15	$11	$21
Interest on long-term debt	80	107	143
Non-cash investing and financing activities:
Decrease in long-term debt as a result of surplus notes exchanges	71	—	—

December 31,	2021	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flow:
Cash and cash equivalents	$17	$20	$24
Restricted cash	5	13	55
Variable Interest Entity Restricted cash	2	2	2
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	23	35	81

Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Adopted Accounting Standards
Effective January 1, 2021, the Company adopted the following accounting standards:
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
Future Application of Accounting Standards:
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides companies with optional guidance to ease the potential accounting burden related to transitioning away from reference rates, such as LIBOR, that are expected to be discontinued as a result of initiatives undertaken by various jurisdictions around the world. For example, under current GAAP, contract modifications which change a reference rate are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be applied prospectively as of the beginning of the interim period that includes or is subsequent to March 12, 2020 or any date thereafter, but does not apply to contract modifications and other transactions entered into or evaluated after December 31, 2022. In December 2021, the FASB voted to extend the sunset date to December 31, 2024 and expects to issue a formal proposal for public comment in the first quarter of 2022. Management has not determined when it will adopt this ASU, and the impact on Ambac's financial statements is being evaluated.
3. BUSINESS COMBINATION
On December 31, 2020, Ambac completed the acquisition of 80% of the membership interests of Xchange for a purchase price of $81 in cash. The acquisition was accounted for as a business combination and advances Ambac's strategy of expanding into the MGU and MGA sector. All amounts recorded at the time of acquisition are final and no subsequent adjustments were made within the permitted measurement period as defined by ASC 805.
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
Goodwill was recorded to reflect the excess purchase consideration over net assets acquired and primarily consists of the future economic benefits that we expect to receive as a result
| Ambac Financial Group, Inc. 84 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
of the acquisition, driven by the value of Xchange's potential future distribution and carrier relationships, and synergies with other Ambac business operations. Tax deductible goodwill totaled $65, of which $4 was deducted in 2021.
The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions at the time of acquisition.
The fair value of the redeemable non-controlling interest of $7 on the acquisition date was estimated based on the non-controlling interest’s respective share of Xchange's enterprise value, adjusted for the value of Ambac's call option to purchase, and the minority owners' put option to sell to Ambac, respectively, the remaining 20% membership interests in Xchange. Please refer to the Noncontrolling Interests section of Note 2. Basis of Presentation and Significant Accounting Policies, for further information regarding the terms of the call and put option, as well as the redeemable noncontrolling interest balance sheet classification.
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
Because the acquisition occurred on last day of the reporting period, there were no revenues or earnings of Xchange included in Ambac's Consolidated Statements of Comprehensive Income for the period ended December 31, 2020.
As of December 31, 2020, pro forma information related to the acquisition was not been presented as the impact was not material to the Company’s financial results.
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
Disclosures in this Note for the period ended December 31, 2021, are in accordance with the new CECL standard adopted January 1, 2020, which is more fully described in Note 2. Basis of Presentation and Significant Accounting Policies. To the extent disclosures for periods prior to January 1, 2020, made in accordance with prior GAAP rules differ from disclosures under the new CECL standard, such differences are explained below.
| Ambac Financial Group, Inc. 85 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Fixed Maturity Securities
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2021 and 2020 were as follows:

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
Fixed maturity securities:
Municipal obligations	$315	$—	$28	$3	$340
Corporate obligations	612	—	10	9	613
Foreign obligations	89	—	—	2	87
U.S. government obligations	45	—	1	1	45
Residential mortgage-backed securities	182	—	70	—	252
Collateralized debt obligations	128	—	—	—	128
Other asset-backed securities (2)	234	—	32	—	265
	1,605	—	141	16	1,730
Short-term	415	—	—	—	414
	2,020	—	141	16	2,145
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	105	—	—	—	105
	120	—	—	—	120
Total available-for-sale investments	$2,140	$—	$141	$16	$2,265

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Fixed maturity securities:
Municipal obligations	$321	—	37	—	358
Corporate obligations (1)	1,059	—	24	6	1,077
Foreign obligations	97	—	1	—	98
U.S. government obligations	105	—	2	1	106
Residential mortgage-backed securities	256	—	46	—	302
Collateralized debt obligations	74	—	—	—	74
Other asset-backed securities (2)	263	—	40	—	303
	2,175	—	149	8	2,317
Short-term	492	—	—	—	492
	2,667	—	149	8	2,809
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	125	—	—	—	125
	140	—	—	—	140
Total available-for-sale investments	2,807	$—	$149	$8	$2,949
(1)Includes Ambac's holdings of the LSNI Secured Notes issued in connection with the Rehabilitation Exit Transactions.
(2)Consists primarily of Ambac's holdings of military housing and student loan securities.
| Ambac Financial Group, Inc. 86 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2021, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$565	$565
Due after one year through five years	457	457
Due after five years through ten years	406	411
Due after ten years	168	188
	1,596	1,620
Residential mortgage-backed securities	182	252
Collateralized debt obligations	128	128
Other asset-backed securities	234	265
Total	$2,140	$2,265
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at December 31, 2021, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2021
Fixed maturity securities:
Municipal obligations	$117	$3	$2	$—	$118	$3
Corporate obligations	363	8	17	1	380	9
Foreign obligations	75	2	3	—	78	2
U.S. government obligations	25	—	2	—	27	1
Residential mortgage-backed securities	—	—	1	—	2	—
Collateralized debt obligations	68	—	3	—	71	—
Other asset-backed securities	6	—	—	—	6	—
	654	14	28	1	682	16
Short-term	114	—	13	—	128	—
	768	14	41	1	810	16
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	—	—	—	15	—
Total collateralized investments	15	—	—	—	15	—
Total temporarily impaired securities	$783	$14	$41	$1	$825	$16
| Ambac Financial Group, Inc. 87 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2020
Fixed maturity securities:
Municipal obligations	$25	$—	$6	$—	$31	$—
Corporate obligations	543	6	—	—	543	6
Foreign obligations	3	—	—	—	3	—
U.S. government obligations	17	1	—	—	17	1
Residential mortgage-backed securities	14	—	—	—	14	—
Collateralized debt obligations	27	—	15	—	42	—
Other asset-backed securities	—	—	4	—	4	—
	629	7	25	—	654	8
Short-term	187	—	—	—	187	—
	816	7	25	—	841	8
Fixed maturity securities, pledged as collateral:
U.S. government obligations	—	—	—	—	—	—
Total collateralized investments	—	—	—	—	—	—
Total securities	$816	$7	$25	$—	$841	$8

Management has determined that the securities in the above table do not have credit impairment as of December 31, 2021 and 2020 based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of December 31, 2021, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
Net Investment Gains (Losses), including Impairments
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

Year Ended December 31,	2021	2020	2019
Gross realized gains on securities	$14	$38	$64
Gross realized losses on securities	(2)	(12)	(5)
Foreign exchange (losses) gains	(5)	(4)	22
Credit impairments	—	—	—
Intent / requirement to sell impairments	—	—	—
Net realized gains (losses)	$7	$22	$81
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income under prior GAAP for the year ended December 31, 2019:

Year Ended December 31,	2019
Balance, beginning of period	$12
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(1)
Balance, end of period	$12
Ambac had zero allowance for credit losses at December 31, 2021 and 2020.
Ambac did not purchase any financial assets with credit deterioration for the years ended December 31, 2021 and 2020.
| Ambac Financial Group, Inc. 88 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Counterparty Collateral, Deposits with Regulators and Other Restrictions
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $120 and $140 at December 31, 2021 and 2020, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed maturity securities pledged as collateral, at fair value” and "Short-term investments pledged as collateral, at fair value". Refer to Note 9. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $17 and $8 at December 31, 2021 and 2020, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 as December 31, 2021 were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $— and $178 at December 31, 2021 and 2020, respectively, were pledged as collateral and as sources of funding to repay the LSNI Ambac Note. AAC also pledged for the benefit of the holders of LSNI Secured Notes (other than AAC) the proceeds of interest payments and partial redemptions of the LSNI Secured Notes held by AAC. The amount of such proceeds held by AAC was $— and $9 at December 31, 2021 and 2020, respectively, and is included in Restricted cash on the Consolidated Balance Sheet. As further described in Note 1. Background and Business Description, on July 6, 2021, the LSNI Secured Notes were fully redeemed.
Securities with a fair value of $669 at December 31, 2021 were held by Ambac UK, the capital stock of which was pledged as collateral on the Sitka AAC Note. Refer to Note 12. Long-term Debt for further information about the Sitka AAC Note.

Guaranteed Securities
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at December 31, 2021 and 2020, respectively:

	Municipal Obligations	Corporate Obligations (2)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
December 31, 2021:
Ambac Assurance Corporation	$316	$—	$439	$754	B
National Public Finance Guarantee Corporation	2	—	—	2	BBB-
Assured Guaranty Municipal Corporation	1	—	—	1	A-
Total	$318	$—	$439	$757	B

December 31, 2020:
Ambac Assurance Corporation	$320	$465	$481	$1,266	CCC+
National Public Finance Guarantee Corporation	6	—	—	6	BBB-
Assured Guaranty Municipal Corporation	1	—	—	1	C
Total	$327	$465	$481	$1,273	CCC+
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
Other Investments
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to
| Ambac Financial Group, Inc. 89 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $74 to private credit and private equity funds at December 31, 2021.

Class of Funds December 31,	2021	2020	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$216	$196	quarterly or semi-annually	90 days
Investment grade floating rate income (2)	107	73	weekly	0 days
Equity market investments (3) (10)	98	73	daily or quarterly	0 - 90 days
Private credit (4)	88	65	quarterly if permitted	180 days if permitted
High yield and leveraged loans (5) (10)	78	78	daily	0 - 30 days
Private equity (6)	37	13	quarterly if permitted	90 days if permitted
Real estate properties (7)	33	16	quarterly	10 business days
Emerging markets debt (8) (10)	24	25	daily	0 days
Insurance-linked investments (9)	2	3	see footnote (9)	see footnote (9)
Total equity investments in pooled funds	$683	$543
(1)    This class seeks to generate superior risk-adjusted returns through selective asset sourcing, active trading and hedging strategies across a range of asset types.
(2)    This class of funds includes investments in high quality floating rate debt securities including ABS and corporate floating rate notes.
(3)    This class of funds aim to achieve long-term growth through diversified exposure to global equity markets.
(4)    This class aims to obtain high long-term returns primarily through credit and preferred equity investments with low liquidity and defined term.
(5)     This class of funds includes investments in a range of instruments including high-yield bonds, leveraged loans, CLOs, ABS and floating rate notes to generate income and capital appreciation.
(6)    This class seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments.
(7)    Investments consist of UK property to generate income and capital growth.
(8)    This class seeks long-term income and growth through investments in the bonds of issuers in emerging markets.
(9)    This class seeks to generate returns from insurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments. This investment is restricted in connection with the unwind of certain insurance linked exposures. Ambac has redeemed its investment to the extent permitted by the fund.
(10)    These categories include fair value amounts totaling $106 and $89 at December 31, 2021 and 2020, respectively, that are readily determinable and are priced through pricing vendors, including for High yield and leveraged loans products of $— and $3; for Equity market investments of $82 and $60; for Emerging markets debt of $24 and $25.
Ambac held preferred equity investments with a carrying value of $8 and $— as of December 31, 2021 and 2020, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments or adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the periods presented.
Ambac held direct equity interests as of December 31, 2020, including in an unconsolidated trust created in connection with the 2014 sale of Segregated Account junior surplus notes, which was accounted for under the equity method.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

Year Ended December 31,	2021	2020	2019
Fixed maturity securities	$78	$103	$183
Short-term investments	—	5	17
Loans	—	1	1
Investment expense	(6)	(6)	(6)
Securities available-for-sale and short-term	74	103	196
Other investments	66	19	32
Total net investment income (loss)	$139	$122	$227
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
| Ambac Financial Group, Inc. 90 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

Year Ended December 31,	2021	2020	2019
Net gains (losses) recognized during the period on trading securities	$23	$—	$24
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	1	(18)	7
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$22	$18	$17
5. FAIR VALUE MEASUREMENTS
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
| Ambac Financial Group, Inc. 91 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2021 and 2020, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2021:
Financial assets:
Fixed maturity securities:
Municipal obligations	$340	$340	$—	$340	$—
Corporate obligations	613	613	1	600	12
Foreign obligations	87	87	87	—	—
U.S. government obligations	45	45	45	—	—
Residential mortgage-backed securities	252	252	—	252	—
Collateralized debt obligations	128	128	—	128	—
Other asset-backed securities	265	265	—	187	79
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	15	15	—	—
Short-term	105	105	105	—	—
Short term investments	414	414	369	46	—
Other investments (1)	690	683	106	—	—
Cash, cash equivalents and restricted cash	21	21	21	1	—
Derivative assets:
Interest rate swaps—asset position	76	76	—	5	71
Other assets-loans	3	3	—	—	3
Variable interest entity assets:
Fixed maturity securities: Corporate obligations	3,320	3,320	—	—	3,320
Fixed maturity securities: Municipal obligations	136	136	—	136	—
Restricted cash	2	2	2	—	—
Loans	2,718	2,718	—	—	2,718
Derivative assets:
Currency swaps-asset position	38	38	—	38	—
Total financial assets	$9,268	$9,261	$750	$1,732	$6,202
Financial liabilities:
Long term debt, including accrued interest	$2,806	$2,598	$—	$2,575	$22
Derivative liabilities:
Interest rate swaps—liability position	94	94	—	94	—
Liabilities for net financial guarantees written (2)	(866)	(112)	—	—	(112)
Variable interest entity liabilities:
Long-term debt (includes $4,056 at fair value)	4,216	4,255	—	4,086	169
Derivative liabilities:
Interest rate swaps—liability position	1,940	1,940	—	1,940	—
Total financial liabilities	$8,190	$8,775	$—	$8,695	$79
| Ambac Financial Group, Inc. 92 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2020:
Financial assets:
Fixed maturity securities:
Municipal obligations	$358	$358	$—	$358	$—
Corporate obligations	1,077	1,077	4	1,073	—
Foreign obligations	98	98	98	—	—
U.S. government obligations	106	106	106	—	—
Residential mortgage-backed securities	302	302	—	302	—
Collateralized debt obligations	74	74	—	74	—
Other asset-backed securities	303	303	—	225	78
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	15	15	—	—
Short-term	125	125	125	—	—
Short term investments	492	492	415	76	—
Other investments (1)	595	597	91	—	53
Cash and cash equivalents and restricted cash	33	33	32	2	—
Derivative assets:
Interest rate swaps—asset position	93	93	—	9	85
Other assets - equity in sponsored VIE	1	1	—	—	1
Other assets-loans	3	3	—	—	3
Variable interest entity assets:
Fixed maturity securities: Corporate obligations	3,215	3,215	—	—	3,215
Fixed maturity securities: Municipal obligations	139	139	—	139	—
Restricted cash	2	2	2	—	—
Loans	2,998	2,998	—	—	2,998
Derivative assets; Currency swaps-asset position	41	41	—	41	—
Total financial assets	$10,071	$10,073	$888	$2,299	$6,433
Financial liabilities:
Long term debt, including accrued interest	$3,255	$3,071	$—	$2,670	$401
Derivative liabilities:
Interest rate swaps—liability position	114	114	—	114	—
Liabilities for net financial guarantees written (2)	(740)	539	—	—	539
Variable interest entity liabilities:
Long-term debt (includes $4,324 at fair value)	4,493	4,504	—	4,349	155
Derivative liabilities:
Interest rate swaps—liability position	1,835	1,835	—	1,835	—
Total financial liabilities	$8,958	$10,063	—	8,968	1,095
(1)Excluded from the fair value measurement categories in the table above are investment funds of $577 and $453 as of December 31, 2021 and 2020, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value measurements in the table above are equity securities with a carrying value of $8 and $— as of December 31, 2021 and 2020, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
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
| Ambac Financial Group, Inc. 93 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
about hypothetical or inactive markets. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value.
Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed maturity securities, equity interests in pooled investment funds, derivative instruments, and certain variable interest entity assets and liabilities. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
Fixed Maturity Securities
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At December 31, 2021, approximately 6%, 90%, and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2020, approximately 2%, 95%, and 3% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
Ambac performs various review and validation procedures to quoted and modeled prices for fixed maturity securities, including price variance analyses, missing and static price reviews, overall valuation analysis by portfolio managers and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against alternative third-party quotes (if available), internally modeled prices and/or other relevant data, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by either the pricing source or Ambac management that the pricing source cannot provide a reasonable value for a security or cannot adequately support a quote, in which case Ambac would resort to using either other quotes or internal models. Results of price challenges are reviewed by portfolio managers and finance managers.
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $79 and $78 at December 31, 2021 and 2020, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at December 31, 2021 and 2020 include the following:

December 31, 2021:
a. Coupon rate	5.97%
b. Average Life	14.14 years
c. Yield	10.20%

December 31, 2020:
a. Coupon rate	5.97%
b. Average Life	14.83 years
c. Yield	10.50%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $12 at December 31, 2021. Fair value is determined by discounting principal and interest cash flows to maturity of 2.75 years, at a weighted average yield of 11.6%, adjusted for the estimated fair value of the conversion feature.
Other Investments
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment funds are valued using NAV as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 4. Investments for additional information about
| Ambac Financial Group, Inc. 94 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
At December 31, 2020, other investments also included Ambac's equity interest in the Corolla Trust, a non-consolidated VIE created in connection with Ambac's monetization of AAC junior surplus notes. This equity interest was carried under the equity method and its fair value was internally calculated using a market approach and was classified as Level 3. As further described in Note 1. Background and Business Description, on January 22, 2021, AAC completed the Corolla Note Exchange transaction whereby it acquired 100% of the outstanding obligations and the owner trust certificate of, and subsequently dissolved, the Corolla Trust.
Derivative Instruments
Ambac’s derivative instruments primarily comprise interest rate swaps, credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact reduced the fair value of derivative liabilities by less than a million dollars at both December 31, 2021 and 2020, respectively.
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
Ambac's credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and remaining life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only one remaining credit derivative with an internal credit rating of AA at December 31, 2021. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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
Long-term Debt
Long-term debt includes AAC surplus notes and junior surplus notes (cancelled in 2021 as part of the Surplus Note Exchanges described in Note 1. Background and Business Description), the Sitka AAC Note, the LSNI Ambac Note (fully redeemed on July 6, 2021 as described in Note 1. Background and Business Description), Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions and the Ambac UK debt issued in connection with the commutation of its exposure with respect to Ballantyne Re plc in 2019. The fair values of surplus notes, Sitka AAC Note, LSNI Ambac Note and Tier 2 Notes are classified as Level 2. The fair value of junior surplus notes and Ambac UK debt are classified as Level 3.
Other Financial Assets and Liabilities
Included in Other assets are loans and, at December 31, 2020, Ambac’s equity interest in an Ambac sponsored VIE established to provide certain financial guarantee clients with funding for their debt obligations. The fair values of these financial assets are estimated based upon internal valuation models and are classified as Level 3.
Variable Interest Entity Assets and Liabilities
The financial assets and liabilities of FG VIEs consolidated under the Consolidation Topic of the ASC consist primarily of fixed maturity securities and loans held by the VIEs, derivative instruments and notes issued by the VIEs which are reported as long-term debt. As described in Note 11. Variable Interest Entities, these FG VIEs are securitization entities which have liabilities and/or assets guaranteed by AAC or Ambac UK.
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
| Ambac Financial Group, Inc. 95 2021 FORM 10-K |

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
The fair value of FG VIE fixed maturity securities and loan assets are based on Level 2 market price quotes received from independent market sources when available. Typically, FG VIE asset fair values are not readily available from market quotes and are estimated internally. Internal valuation of FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.0% and 2.4% at December 31, 2021 and 2020, respectively. At December 31, 2021, the range of these discount rates was between 2.2% and 4.1%.

Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value
The following tables present the changes in the Level 3 fair value category for the periods presented in 2021, 2020 and 2019. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year ended December 31, 2021	Investments (1)	Other Assets (2)	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$78	$1	$84	$3,215	$2,998	$—	$6,376
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	(6)	176	59	—	230
Included in other comprehensive income	1	—	—	(32)	(26)	—	(58)
Purchases	13	—	—	—	—	—	13
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(2)	(1)	(8)	(38)	(313)	—	(362)
Balance, end of period	$91	$—	$70	$3,320	$2,718	$—	$6,199
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(1)	$—	$(6)	$176	$59	$—	$227
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(1)	$—	$—	$(32)	$(26)	$—	$(59)
(1)     Investments classified as Level 3 consist of a one other asset-backed security and two convertible notes purchased in 2021.
(2)    Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE.
| Ambac Financial Group, Inc. 96 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2020	Investments	Other Assets (1)	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$72	$3	$66	$2,957	$3,108	$—	$6,207
Total gains/(losses) realized and unrealized:
Included in earnings	1	(2)	25	183	98	—	306
Included in other comprehensive income	6	—	—	109	83	—	198
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1)	—	(7)	(35)	(290)	—	(334)
Deconsolidations of VIEs	—	—	—	—	—	—	—
Balance, end of period	$78	$1	$84	$3,215	$2,998	$—	$6,376
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$(2)	$25	$183	$98	$—	$305
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$6	$—	$—	$109	$83	$—	$198
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
| Ambac Financial Group, Inc. 97 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income (Expense)
Year Ended December 31, 2021
Total gains (losses) included in earnings for the period	$1	$(6)	$235	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	1	(6)	235	—

Year Ended December 31, 2020
Total gains (losses) included in earnings for the period	$1	$25	$281	$(2)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	25	281	(2)

Year Ended December 31, 2019
Total gains (losses) included in earnings for the period	$2	$25	$410	$(2)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	25	353	(2)

6. FINANCIAL GUARANTEES IN FORCE
Financial guarantees outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Financial guarantees outstanding include the exposure of policies that insure capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Financial guarantees outstanding exclude the exposures of policies that insure bonds which have been called, pre-refunded or refunded and excludes exposure of the policies insuring the Sitka Senior Secured Notes and LSNI Secured Notes as defined in Note 1. Background and Business Description. The gross par amount of financial guarantees outstanding was $34,122 and $39,070 at December 31, 2021 and 2020, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $28,020 and $33,888 at December 31, 2021 and 2020, respectively. As of December 31, 2021, the aggregate amount of financial guarantee insured par ceded to reinsurers under reinsurance agreements was $6,102 with the largest reinsurer accounting for $2,695 or 7.9% of gross par outstanding at December 31, 2021.
As of December 31, 2021 and 2020, the financial guarantee portfolio consisted of the types of guaranteed bonds as shown in the following table:

Net Par Outstanding December 31, (1)	2021	2020
Public Finance:
Housing revenue (2)	$5,610	$5,855
Lease and tax-backed revenue	3,196	4,179
General obligation	1,612	2,345
Other	1,942	3,118
Total Public Finance	12,360	15,497
Structured Finance:
Mortgage-backed and home equity	2,724	3,635
Investor-owned utilities	1,556	1,617
Other	624	1,085
Total Structured Finance	4,904	6,337
International Finance:
Sovereign/sub-sovereign	5,141	5,270
Investor-owned and public utilities	3,283	3,899
Asset-backed and other	1,276	1,374
Transportation	1,056	1,511
Total International Finance	10,756	12,054
Total	$28,020	$33,888
(1)Net Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
(2)Includes $5,490 and $5,575 of Military Housing net par at December 31, 2021 and 2020, respectively.
| Ambac Financial Group, Inc. 98 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
As of December 31, 2021 and 2020, the financial guaranteed portfolio by location of risk was as outlined in the table below:

Net Par Outstanding December 31,	2021	2020
United States	$17,264	$21,834
United Kingdom	9,255	9,711
Italy	718	803
Austria	343	707
France	219	277
Australia	203	420
Other international	18	136
Total	$28,020	$33,888
Gross financial guarantees in force (principal and interest) were $54,272 and $61,895 at December 31, 2021 and 2020, respectively. Net financial guarantees in force (after giving effect to reinsurance) were $42,653 and $51,603 as of December 31, 2021 and 2020, respectively.
In the United States, Colorado and California were the states with the highest aggregate net par amounts in force, accounting for 8.3% and 5.1% of the total at December 31, 2021, respectively. No other state accounted for more than 4%. The highest single insured risk represented 3.3% of the aggregate net par amount guaranteed.
7. INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums
The effect of reinsurance on premiums written and earned was as follows:

Year Ended December 31,	Direct	Assumed	Ceded	Net Premiums
2021:
Written	$2	$—	$35	$(33)
Earned	62	—	15	47
2020:
Written	$(1)	$—	$(1)	$—
Earned	65	1	12	54
2019:
Written	$(28)	$—	$31	$(60)
Earned	75	—	10	66
Ambac’s accelerated financial guarantee premium revenue for retired obligations for the years ended December 31, 2021, 2020 and 2019, was $1, $12 and $10, respectively.
The following table summarizes net premiums earned by location of risk:

Year Ended December 31,	2021	2020	2019
United States	27	$32	$55
United Kingdom	14	24	17
Other international	6	(2)	(6)
Total	47	$54	$66
Premium Receivables, including credit impairments
Premium receivables at December 31, 2021 and 2020 were $323 and $370, respectively.
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
As further discussed in Note 2. Basis of Presentation and Significant Accounting Policies, the key indicator management uses to assess the credit quality of financial guarantee premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group.
| Ambac Financial Group, Inc. 99 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of December 31, 2021 and 2020:

Surveillance Categories as of December 31, 2021
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$149	$3	$5	$—	$—	$157
Other	2	—	—	—	—	2
Total Public Finance	151	3	5	—	—	159

Structured Finance:
Mortgage-backed and home equity	1	—	1	2	12	16
Student loan	1	1	—	9	—	12
Structured insurance	10	—	—	—	—	10
Other	7	—	—	—	—	7
Total Structured Finance	19	1	1	12	12	45

International:
Sovereign/sub-sovereign	74	8	—	11	—	93
Investor-owned and public utilities	28	—	—	—	—	28
Other	5	—	—	—	—	5
Total International	107	8	—	11	—	125
Total (1) (2)	$277	$12	$6	$22	$12	$329

Surveillance Categories as of December 31, 2020
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$155	$13	$—	$—	$—	$168
Other	2	15	—	—	—	17
Total Public Finance	157	27	—	—	—	185

Structured Finance:
Mortgage-backed and home equity	3	—	1	3	15	22
Student loan	3	—	2	11	—	16
Structured insurance	14	—	—	—	—	14
Other	7	—	—	—	—	7
Total Structured Finance	27	—	3	14	15	59

International:
Sovereign/sub-sovereign	82	13	—	13	—	108
Investor-owned and public utilities	31	—	—	—	—	31
Other	5	—	—	—	—	5
Total International	118	13	—	13	—	144
Total (2)	$302	$40	$3	$27	$15	$387
(1)    Excludes specialty property and casualty premium receivables of $2.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
| Ambac Financial Group, Inc. 100 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Below is a rollforward of the premium receivable allowance for credit losses as of December 31, 2021 and 2020:

Year Ended December 31,	2021	2020
Beginning balance (1)	$17	$9
Current period provision (2)	(6)	9
Write-offs of the allowance	(2)	(2)
Ending balance	$9	$17
(1)At January 1, 2020, $9 of premiums receivable were deemed uncollectible as determined under prior GAAP rules.
(2)The year ended December 31, 2020, includes $3 from the adoption of CECL.
At December 31, 2021 and 2020, a deminimis amount of premiums were past due.
Financial Guarantee Premium Receivables
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

Year Ended December 31,	2021	2020	2019
Beginning premium receivable	$370	$416	$495
Adjustment to initially apply ASU 2016-13	—	(3)	—
Premium receipts	(35)	(46)	(48)
Adjustments for changes in expected and contractual cash flows (1)	(27)	(6)	(38)
Accretion of premium receivable discount	8	9	11
Deconsolidation of certain VIEs	—	—	3
Changes to allowance for credit losses	8	(4)	(2)
Other adjustments (including foreign exchange)	(4)	5	(6)
Ending premium receivable (2)	$320	$370	$416
(1)Adjustments for changes in expected and contractual cash flows are primarily due to reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.
(2)Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At December 31, 2021, 2020 and 2019 premium receivables include British Pounds of $108 (£80), $117 (£86) and $129 (£97), respectively, and Euros of $16 (€14), $19 (€16) and $26 (€23), respectively.
The table below summarizes the future gross undiscounted financial guarantee premiums to be collected and future premiums earned, net of reinsurance at December 31, 2021:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
March 31, 2022	$10	$7
June 30, 2022	7	7
September 30, 2022	9	7
December 31, 2022	7	7
Twelve months ended:
December 31, 2023	32	25
December 31, 2024	30	24
December 31, 2025	29	23
December 31, 2026	28	22
Five years ended:
December 31, 2031	113	91
December 31, 2036	75	57
December 31, 2041	32	22
December 31, 2046	15	9
December 31, 2051	5	3
December 31, 2056	—	—
Total	$393	$303
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
| Ambac Financial Group, Inc. 101 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Expense Reserves
Ambac's loss and loss expense reserves ("loss reserves") are based on management's on-going review of the insured portfolio. Below are the components of the loss and loss expense reserves and the subrogation recoverable asset at December 31, 2021 and 2020:

	December 31, 2021:				December 31, 2020:
Balance Sheet Line Item	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Loss and Loss Expense Reserves (1)	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Loss and Loss Expense Reserves (1)
Loss and loss expense reserves	$1,781	$(155)	$(56)	$1,570	$2,060	$(229)	$(72)	$1,759
Subrogation recoverable	88	(2,180)	—	(2,092)	100	(2,256)	—	(2,156)
Totals	$1,869	$(2,335)	$(56)	$(522)	$2,160	$(2,486)	$(72)	$(397)
(1)Loss and loss expense reserves at December 31, 2021 includes financial guarantee and specialty P&C of $1,538 and $32, respectively. Subrogation recoverable includes financial guarantee and specialty P&C of $(2,092) and $—, respectively. All balances at December 31, 2020 relate to the financial guarantee business.
Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods.

Year Ended December 31,	2021	2020	2019
Beginning gross loss and loss expense reserves	$(397)	$(482)	$(107)
Reinsurance recoverable	33	26	23
Beginning balance of net loss and loss expense reserves	(430)	(508)	(130)
Losses and loss expenses (benefit) incurred:
Current year	—	15	1
Prior years	(89)	210	12
Total (1)(2)	(88)	225	13
Loss and loss expenses (recovered) paid:
Current year	—	1	—
Prior years	59	148	318
Total	59	149	318
Foreign exchange effect	—	2	(1)
Ending net loss and loss expense reserves	(577)	(430)	(436)
Impact of VIE consolidation	—	—	(72)
Reinsurance recoverable (3)	55	33	26
Ending gross loss and loss expense reserves	(522)	(397)	(482)
(1)Total losses and loss expenses (benefit) includes $5, $(11) and $(7) for the years ended December 31, 2021, 2020 and 2019, respectively, related to ceded reinsurance.
(2)Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain R&W's by transaction sponsors within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated R&W's recoveries for the year ended December 31, 2021, 2020 and 2019 was $20, $(23) and $42, respectively.
(3)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $0, $1 and $0 as of December 31, 2021, 2020 and 2019, respectively, related to previously presented loss and loss expenses and subrogation.
For 2021, the positive development in prior years was primarily due to favorable development in Public Finance credits (largely Puerto Rico) and the RMBS portfolio.
For 2020, the adverse development in prior years was primarily a result of deterioration in Public Finance credits, largely Puerto Rico, partially offset by favorable development in the RMBS portfolio.
| Ambac Financial Group, Inc. 102 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at December 31, 2021 and 2020. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at December 31, 2021 and 2020 was 1.2% and 1.1%, respectively.

	Surveillance Categories as of December 31, 2021
	I	IA	II	III	IV	V	Total
Number of policies	34	15	7	14	130	5	205
Remaining weighted-average contract period (in years) (1)	9	12	14	15	13	7	14
Gross insured contractual payments outstanding:
Principal	$904	$840	$459	$1,300	$2,759	$40	$6,302
Interest	589	612	308	169	1,284	22	2,984
Total	$1,493	$1,452	$767	$1,469	$4,043	$62	$9,286
Gross undiscounted claim liability	$5	$16	$45	$544	$1,423	$62	$2,095
Discount, gross claim liability	—	(1)	(3)	(109)	(185)	(4)	(303)
Gross claim liability before all subrogation and before reinsurance	$5	$15	$42	$435	$1,238	$57	$1,792
Less:
Gross RMBS subrogation (2)	$—	$—	$—	$—	$(1,737)	$—	$(1,737)
Discount, RMBS subrogation	—	—	—	—	7	—	7
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,730)	—	(1,730)
Less:
Gross other subrogation (3)	—	(5)	—	(33)	(583)	(12)	(633)
Discount, other subrogation	—	—	—	2	24	2	28
Discounted other subrogation, before reinsurance	—	(5)	—	(31)	(559)	(10)	(605)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$5	$10	$42	$404	$(1,051)	$47	$(543)
Less: Unearned premium revenue	$(3)	$(10)	$(5)	$(14)	$(24)	$(1)	$(56)
Plus: Loss expense reserves	1	—	—	4	40	—	45
Gross loss and loss expense reserves	$3	$1	$38	$394	$(1,036)	$46	$(554)
Reinsurance recoverable reported on Balance Sheet (4)	$1	$1	$10	$22	$(11)	$—	$23
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
(4)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $24 related to future loss and loss expenses and $0 related to presented loss and loss expenses and subrogation.
| Ambac Financial Group, Inc. 103 2021 FORM 10-K |

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
(4)    Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $33 related to future loss and loss expenses and $1 related to presented loss and loss expenses and subrogation.
COVID-19:
The COVID-19 pandemic had, and to a lesser degree, continues to have, an impact on general economic conditions; including, but not limited to, higher unemployment; volatility in the capital markets; closure or severe curtailment of the operations and, hence, revenues, of many businesses and public and private enterprises to which we are directly or indirectly exposed.
COVID-19 and the public health responses by the US federal and state governments at the onset of the pandemic resulted in a shut down for several months of significant portions of the US economy, including areas that AAC's insured obligors rely upon to generate the revenues and cash flows necessary to service debts we insure. In the U.S. and Europe, where most of Ambac's financial guaranty exposure is located, significant fiscal stimulus measures, monetary policy actions and other relief measures helped to moderate the negative economic impacts of COVID-19 and supported the economic recovery which began in the second half of 2020 and continues into 2022. As of December 31, 2021, there have been no defaults of Ambac-insured obligations as a result of the COVID-19 pandemic.
Despite the significant overall benefit of the above relief measures, which were designed to help mitigate the economic impact of the COVID-19 pandemic generally, certain of these measures may still adversely affect Ambac's FG insured portfolio. In particular, this includes the U.S. government's temporary relief measures that required mortgage loan servicers to offer relief to borrowers who suffer hardship as a result of COVID-19. These relief measures included moratoriums on foreclosures and evictions as well as the expansion of forbearance and subsequent repayment options. While these relief measures have largely since expired, the resulting delays in starting mortgage foreclosure processes and the impact of potential post-forbearance related mortgage loan modifications may have an adverse impact on our insured RMBS transactions. Consequently, we have anticipated that we will experience a modest increase in claim payments for certain of our insured RMBS obligations following the resumption of foreclosure activity and the implementation of post-forbearance mortgage loan modifications. However, since the onset of the COVID-19 pandemic, much of the potential increase in claim experience has been offset by the benefit to excess spread within the securitization structures as a result of the reduction in interest
| Ambac Financial Group, Inc. 104 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
rates, which is expected to result in higher excess spread recoveries to Ambac.
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
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $1,054. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. Each issuing entity has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges, and/or general obligation guarantees.
The Commonwealth of Puerto Rico and certain of its instrumentalities are or were subject to Title III or Title VI proceedings under the Puerto Rico Oversight, Management and Stability Act ("PROMESA") and have suspended debt service payments, including payments owed on bonds insured by AAC. AAC has made and will continue to be required to make significant amounts of policy payments over the next several years leading to material permanent losses. The recoverability of a portion of these policy payments is still subject to some uncertainty as well as variability in terms of the value of certain components of the plan consideration to be made available under the various PROMESA plans of adjustment and qualifying modifications for the obligations AAC insures, which may lead to a material increase in permanent losses and cause a material adverse impact on our results of operations and financial condition.
Our exposure to Puerto Rico will be impacted by the pending consummation of the Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico ("Eighth Amended POA"), the PRIFA Qualifying Modification ("PRIFA QM") and the CCDA Qualifying Modification ("CCDA QM") as well as the potential confirmation and implementation of the PRHTA plan of adjustment ("PRHTA POA").
On November 3, 2021, the Financial Oversight & Management Board for Puerto Rico ("Oversight Board"), as representative of the Commonwealth of Puerto Rico, the Puerto Rico Public Buildings Authority, and the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, filed the Eighth Amended POA. The Eighth Amended POA proposed to restructure approximately $33,000 of debt across various Commonwealth instrumentalities, including obligations insured by AAC, and approximately $50,000 in pension obligations. The Eighth Amended POA, among other things, also incorporated settlements reflected in various plan support agreements negotiated by and between creditors and the Oversight Board, as further described below.
A hearing to confirm the Commonwealth’s plan of adjustment was held over several days between November 8, 2021, and November 23, 2021.
The Eighth Amended POA was modified several times. On January 10, 2022, Judge Laura Taylor Swain, District of Puerto Rico, entered an order requesting certain changes to the Eighth Amended POA and related materials. None of the requested changes would substantively impact the contemplated recovery to Ambac and holders of AAC-insured bonds under the Eighth Amended POA. The Oversight Board filed a revised version of the plan and corresponding materials shortly thereafter.
On January 18, 2022, Judge Swain confirmed the Eighth Amended POA. On January 20, 2022, Judge Swain also approved the PRIFA QM and the CCDA QM. Unless the Teachers' Unions', APJ's and the Credit Unions' requests for stay pending appeal are granted, the plan of adjustment together with the PRIFA QM and CCDA QM are expected to have an effective date on or before March 15, 2022. The successful consummation of the Eighth Amended POA and Qualifying Modifications on the effective date will represent a significant step towards resolution of AAC's remaining Puerto Rico exposure.
The plan support agreements of the various instrumentalities of the Commonwealth of Puerto Rico provide the basis for the plan consideration to be made available to creditors, including Ambac, under the Eighth Amended POA, the PRIFA QM, the CCDA QM and the PRHTA POA.
The PRIFA Related Plan Support Agreement (“PRIFA PSA”), signed on July 27, 2021, provides consideration for PRIFA bondholders in the form of a combination of cash and a Contingent Value Instrument (the "Rum Tax CVI") that will be deposited into a master trust (the "CVI Master Trust") and into a sub trust (the "PRIFA CVI Sub Trust") within the CVI Master Trust and held for the benefit of PRIFA bondholders (the “PRIFA Trust”). The Rum Tax CVI comprises potential cash payments related to outperformance of general fund rum tax collections relative to the certified 2021 Commonwealth Fiscal Plan's projections. The PRIFA CVI Sub Trust will also be funded with approximately a 27% share of the Clawback CVI (described below), which is tied to potential cash payments related to the outperformance of the Commonwealth's sales and use tax ("SUT") against the certified 2020 Commonwealth Fiscal Plan's projections. The rum tax and SUT outperformance measures are subject to a joint lifetime nominal cap of 75% of the allowed PRIFA claim under the Eighth Amended POA.
Ambac executed its joinder to the PRHTA/CCDA PSA on July 15, 2021. The PRHTA/CCDA Related Plan Support Agreement ("PRHTA/CCDA PSA"), dated May 5, 2021, provides consideration for holders of PRHTA and CCDA bonds on account of their claims against the Commonwealth. This consideration consists of interests of approximately 69% and 4%, respectively, in a contingent value instrument tied to the outperformance of the SUT against the certified 2020 Commonwealth Fiscal Plan's projections (the "Clawback CVI").
| Ambac Financial Group, Inc. 105 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The Clawback CVI outperformance measures are subject to a lifetime nominal cap of 75% of the allowed PRHTA and CCDA claims under the Eighth Amended POA. Additionally, the PRHTA bondholders will receive consideration in the form of new PRHTA bonds and cash, and CCDA bondholders, will receive cash.
Ambac executed its joinder to the Amended and Restated Plan Support Agreement ("Amended and Restated GO/PBA PSA") on July 21, 2021. Under the Amended and Restated GO/PBA PSA, dated as of July 12, 2021, consideration for holders of GO and PBA bonds comprised of a combination of cash, new GO bonds and a contingent value instrument intended to provide creditors with additional returns tied to the outperformance of the SUT against the certified 2020 Commonwealth Fiscal Plan's projections.
Substantial uncertainty still exists with respect to the ultimate outcome for AAC and other creditors in Puerto Rico due to, among other matters, (i) whether the effective date will be stayed pending the appeal of the order confirming Eighth Amended POA; (ii) the result of the pending First Circuit appeal of the order confirming the Eighth Amended POA; (iii) the value or perceived value of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (iv) the extent to which exposure management strategies, such as commutation and acceleration, will be executed; (v) the tax treatment of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (vi) whether and when the PRHTA POA will be confirmed; and (vii) other factors, including market conditions such as interest rate movements, credit spread changes on the new GO and CVI instruments, and liquidity for the new GO and CVI instruments. There is no assurance that should one or more of these uncertainties negatively develop that it would not have a material adverse impact on Ambac's financial condition and results of operations.
While our reserving scenarios account for a wide range of possible outcomes, reflecting the significant uncertainty regarding future developments and outcomes, given our material exposure to Puerto Rico and the economic, fiscal, legal, and political uncertainties associated therewith, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially having a material adverse effect on our results of operations and financial position, and may be subject to material volatility. Conversely, Ambac’s loss reserves may prove to be overstated, due to favorable developments or results with respect to the factors described in the preceding paragraphs.
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against
AAC; eliminating or decreasing the likelihood of AAC delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss as of December 31, 2021, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $355. This possible increase in loss reserves under stress or other adverse conditions is very significant and if we were to experience such incremental losses, our stockholders’ equity as of December 31, 2021, would decrease from $1,098 to $743. However, there can be no assurance that losses may not exceed such amount.
Representation and Warranty Recoveries
Ambac records estimated RMBS R&W subrogation recoveries for breaches of R&W by sponsors of certain RMBS transactions. For a discussion of the approach utilized to estimate RMBS R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies.
Ambac has recorded RMBS R&W subrogation recoveries of $1,730, ($1,704 net of reinsurance) and $1,751, ($1,725 net of reinsurance) at December 31, 2021 and 2020, respectively.
Our ability to realize R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, including adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries; intervention by OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition. If we were unable to realize R&W subrogation recoveries recorded on Ambac's consolidated balance sheet, our stockholders’ equity as of December 31, 2021, would decrease from $1,098 to $(607). Additionally, failure to realize R&W subrogation recoveries, or the realization of recoveries significantly below those recorded on the balance sheet, may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations, particularly its outstanding debt and preferred stock obligations; the initiation of rehabilitation proceedings against AAC; AAC not being able to deliver value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC.
Reinsurance Recoverables, Including Credit Impairment:
Amounts recoverable from reinsurers are estimated in a manner consistent with the associated loss and loss expense reserves. The Company reports its reinsurance recoverables net of an allowance for amounts that are estimated to be uncollectible.
| Ambac Financial Group, Inc. 106 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Ambac’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $145 at December 31, 2021. Credit exposure existed at December 31, 2021, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac under the terms of these reinsurance arrangements. At December 31, 2021, there were ceded reinsurance balances payable of $33 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Ambac.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Ambac in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac held letters of credit and collateral amounting to $111 from its reinsurers at December 31, 2021. For those reinsurance counterparties that do not currently post collateral, Ambac's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the PWIC acquisition were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the Enstar Holdings (US) to mitigate any residual risk to these reinsurers.
The allowance for credit losses is based upon Ambac's ongoing review of amounts outstanding and the key indicators management uses to assess the credit quality of reinsurance recoverables are collateral posted by the reinsurers and independent rating agency credit ratings. The evaluation begins with a comparison of the fair value of collateral posted by the reinsurer to the recoverable, net of ceded premiums payable. Any shortfall of collateral posted is evaluated against the credit rating of the reinsurer to determine whether an allowance is considered necessary.
For 2021, our top three reinsurers represented 98% of our total ceded reinsurance recoverables, and reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our three most significant reinsurers by amount of reinsurance recoverable as of December 31, 2021.

Reinsurers	Type of Insurance	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
QBE Insurance Corporation	Specialty P&C	A	$27	$27
Assured Guaranty Re Ltd.	Financial Guarantee	AA	18	—
Sompo Japan Nipponkoa Insurance, Inc.	Financial Guarantee	A+	9	—
All other reinsurers			1	5
Total recoverables			$55	$31
(1)Represents financial strength ratings from S&P for financial guarantee reinsurers and AM Best for specialty P&C reinsurers.
(2)Represents reinsurance recoverables on paid and unpaid losses. Unsecured amounts from QBE Insurance Corporation is also supported by an unlimited, uncapped indemnity from Enstar Holdings (US).
(3)Reinsurance recoverables reduced by ceded premiums payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac.
Ambac has a credit allowance related to reinsurance recoverables of less than $1 at December 31, 2021 and 2020, respectively.
8. INSURANCE REGULATORY RESTRICTIONS
United States
AAC is domiciled in the State of Wisconsin and, as such, it is subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”) and is regulated by the OCI as a domestic insurer. Everspan Indemnity and its wholly owned subsidiary, Everspan Insurance Company ("Everspan Insurance"), are domiciled in Arizona and are subject to the insurance laws and regulations of Arizona (the “Arizona Insurance Laws”) and are regulated by the Arizona Department of Insurance and Financial Institutions as domestic insurers. The other subsidiaries of Everspan Insurance are domiciled in various States and are therefore subject to the insurance laws and regulations of their respective States of domicile (together with the Wisconsin Insurance Laws and the Arizona Insurance Laws, the “State Insurance Laws”) and regulated by the insurance departments of those States as domestic insurers. In addition, AAC, Everspan Insurance and its subsidiaries are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed and operate as foreign insurers.
Insurance laws and regulations applicable to insurers vary by jurisdiction, but the insurance laws and regulations applicable to our insurance carriers generally require them to maintain minimum standards of business conduct and solvency; to meet certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership, financial condition (such as risk-based capital), corporate governance and enterprise risk. AAC, because it is a financial guarantee insurer is not subject to risk-based capital requirements. Regulated insurance companies are also required to file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed. The State Insurance Laws also require prior approval (or non-disapproval) of certain transactions between an insurance carrier and its affiliates. The level of supervisory authority that may be exercised by non-domiciliary insurance regulators varies by jurisdiction. Generally, however, non-domiciliary regulators are authorized to suspend or revoke the insurance license they issued and to impose restrictions on that license in the event that laws or regulations are breached by a regulated insurance company or in the event that continued or unrestricted licensing of the regulated insurance company constitutes a “hazardous condition” (or meets a similar standard) in the opinion of the non-domiciliary regulator.
| Ambac Financial Group, Inc. 107 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The domiciliary regulators have primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings. Additionally, the accounts and operations of AAC and Everspan are subject to individual periodic comprehensive financial examinations by their domestic regulators, and may be examined collectively by the lead regulator of the affiliated insurance company group, which is currently OCI.
In December 2020, Everspan Insurance completed its re-domestication from Wisconsin to Arizona and obtained broad authority to write property and casualty insurance (while contemporaneously surrendering its authority to write financial guaranty insurance) in Arizona. Everspan Insurance has sought similar amendments to its certificates of authority in all other states. Everspan Insurance and its subsidiaries (Providence Washington Insurance Company, 21st Century Indemnity Insurance Company, 21st Century Pacific Insurance Company and 21st Century Auto Insurance Company of New Jersey) are subject to risk-based capital requirements. Everspan Insurance issued surety policies in 2021.
Everspan Indemnity was formed in 2020 as a domestic surplus lines insurer in Arizona and, accordingly, is eligible to write property and casualty insurance as an excess and surplus lines insurance in all states by virtue of the U.S. Nonadmitted and Reinsurance Reform Act of 2010. Everspan Indemnity owns 100% of Everspan Insurance. Everspan Indemnity issued its first policies in May 2021.
All of Ambac's insurance subsidiaries are in compliance with the minimum capital and surplus levels required under the State Insurance Laws required to transact all business written to date.
Xchange, like some other managing general agents and program administrators, may be subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business.
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
Although not domiciled in New York, AAC is nevertheless subject to the New York insurance law governing financial guarantee insurers. New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including AAC. The New York financial guarantee insurance law also establishes single and aggregate risk limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. At December 31, 2021, AAC is in compliance with applicable aggregate risk limits but not in compliance with applicable single risk limits. Through run-off of the portfolio, AAC will continue to seek the reduction in its exposure for compliance with applicable single and aggregate risk limits, but may not be able to do so.
The financial statements of AAC and Everspan are prepared on the basis of accounting practices prescribed or permitted by the State Insurance Laws and the actions of regulatory authorities thereunder. AAC and Everspan use such statutory accounting practices prescribed or permitted by the applicable regulatory authorities for determining and reporting their financial condition and results of operations, including for determining solvency under the State Insurance Laws. The States in which AAC and Everspan are domiciled have adopted the National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures manual (“NAIC SAP”) as a component of prescribed practices as codified in each State’s applicable law or regulation.
Statutory policyholder surplus differs from stockholder's equity determined under GAAP principally due to statutory accounting rules that treat financial guarantee premiums and loss reserves, investments, consolidation of subsidiaries or variable interest entities and surplus notes differently.
The following are details of statutory surplus for AAC and Everspan Indemnity:
•AAC’s statutory policyholder surplus was $757 at December 31, 2021, as compared to $865 as of December 31, 2020.
•Everspan Indemnity has statutory policyholder surplus of $106 as of December 31, 2021 as compared to $26 as of December 31, 2020.
The OCI has prescribed additional practices and has permitted accounting practices for AAC. As a result of the prescribed and permitted practices discussed below, AAC’s statutory surplus at December 31, 2021 and 2020 was lower by $5 and higher by $40, respectively, than if AAC had reported such amounts in accordance with NAIC SAP.
The Arizona Department of Insurance and Financial Institutions has permitted accounting practices for Everspan Indemnity and Everspan Insurance. As a result of the permitted practice discussed below, Everspan Indemnity's statutory surplus at December 31, 2021 was higher by $18 than if Everspan had reported such amounts with NAIC SAP. Everspan had no additional prescribed practices as at December 31, 2021 and no
| Ambac Financial Group, Inc. 108 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
permitted or additional prescribed practices at December 31, 2020.
Additional Prescribed Accounting Practices
AAC:
OCI has prescribed the following accounting practices that differ from NAIC SAP for AAC:
•Paragraph 8 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of each calendar year. Additionally, in accordance with paragraph 13.e of Statutory Accounting Principles No. 97 "Investments in Subsidiary, Controlled and Affiliated Entities" and paragraph 8 of Statutory Accounting Principles No. 5R “Liabilities, Contingencies and Impairments of Assets - Revised”, AAC records probable losses on its subsidiaries for which it guarantees their obligations. AAC also discounts probable losses on guarantees of subsidiary obligations using a discount rate equal to the average rate of return on its admitted assets. AAC’s average rates of return on its admitted assets at December 31, 2021 and 2020 were 5.28% and 4.56%, respectively. OCI has directed AAC to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its probable losses on subsidiary guarantees.
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
•Paragraph 35 of Statement of Statutory Accounting Principles No. 43R ”Loan-backed and Structured Securities” states that when an other-than-temporary impairment ("OTTI") has occurred, the amount of the OTTI recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. Beginning June 11, 2014, as a result of the amended Segregated Account Rehabilitation Plan, OCI has directed the Company to not evaluate investments in AAC insured securities with policies that were allocated to the Segregated Account for OTTI and require all such investments be reported at amortized cost regardless of its
NAIC risk designation. This accounting determination was intended to recognize that AAC continues to maintains statutory loss reserves without adjustment for the economic effects of its ownership of the insured investment securities, improve transparency to the users of the statutory financial statements and to minimize operational risks. Effective February 12, 2018, with the Segregated Account's exit from rehabilitation, this prescribed practice was no longer applicable for OTTI evaluations going forward.
Permitted Accounting Practices
AAC:
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
Everspan:
The Arizona Department of Insurance and Financial Institutions has allowed the following permitted practice for Everspan:
•Paragraph 8 of Statement of Statutory Accounting Principles No. 97 “Investment in Subsidiary, Controlled and Affiliated Entities” (“SSAP 97”) states Investments in US insurance Subsidiary, Controlled and Affiliated entities shall be recorded based on the underlying audited statutory equity of the respective entity's financial statements adjusted for any unamortized goodwill. Everspan has received permission from the Arizona Department of Insurance and Financial Institutions to admit its investment at December 31, 2021 of its wholly owned subsidiary, Providence Washington Insurance Company. Providence Washington Insurance Company received a waiver from its regulator to file a statutory audit report issued for the year ended December 31, 2021.
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
| Ambac Financial Group, Inc. 109 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
As such, Ambac UK is authorized to run-off its credit, suretyship and financial guarantee insurance portfolio in the United Kingdom.
The PRA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. These solvency requirements were amended on January 1, 2016, in order to implement the European Union's "Solvency II" directive on risk-based capital. Ambac UK had previously been in a capital shortfall position as compared to these solvency capital requirements, but met the requirements as at December 31, 2021. Ambac UK's regulators are fully aware of the deficiency which previously existed, and dialogue between Ambac UK and its regulators remains ongoing with respect to options for strengthening the capital position further.
Dividend Restrictions, Including Contractual Restrictions
State Insurance Regulators prescribe rules that determine if AAC and Everspan may declare dividends. In addition, AAC and Everspan are subject to certain restrictions in their respective articles of incorporation with regards to the payment of dividends. Board action authorizing a distribution by an insurance company must generally be reported to the applicable domiciliary regulator prior to payment. In addition, State Insurance Laws generally require regulatory approval for the payment of extraordinary dividends, which are distributions in amounts that would exceed certain thresholds, such as a percentage of surplus or net income for the prior year or number of years.
Everspan does not have sufficient earned surplus at this time to pay ordinary dividends under the State Insurance Laws. Furthermore, certain subsidiaries of Everspan Insurance are restricted from paying dividends to Everspan Insurance until 2025 or later pursuant to the regulatory orders approving the acquisition of those subsidiaries, unless specifically approved by the applicable domiciliary regulator.
Due to losses experienced by AAC, it has been unable to pay ordinary dividends to AFG since 2008 and will be unable to pay common dividends in 2022 without the prior consent of the OCI, which is extremely unlikely. AAC’s ability to pay dividends is further restricted by the Settlement Agreement (as described below), by the indenture for the Tier 2 Notes (as described below), by the terms of its AMPS (as described below) and by the Stipulation and Order. See Note 1. Background and Business
Description for further information. AAC is not expected to make dividend payments to AFG for the foreseeable future.Pursuant to the Settlement Agreement, AAC may not make any “Restricted Payment” (which includes dividends from AAC to Ambac) in excess of $5 in the aggregate per annum, other than Restricted Payments from AAC to Ambac in an amount up to $8 per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of AAC's surplus notes would also need to be redeemed at par. The indenture for the Tier 2 Notes contains a similar restrictive covenant and further requires a proportional payment of the Tier 2 Notes (or interest thereon) when payments are made on the surplus notes.
•Under the terms of AAC’s AMPS, dividends may not be paid on the common stock of AAC unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided, that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for, enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS.
•The Stipulation and Order requires OCI approval for the payment of any dividend or distribution on the common stock of AAC.
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

| Ambac Financial Group, Inc. 110 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of December 31, 2021 and 2020.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
December 31, 2021:
Derivative Assets:
Interest rate swaps	$76	$—	$76	$—	$76
Total non-VIE derivative assets	$76	$—	$76	$—	$76
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	94	—	94	93	1
Total non-VIE derivative liabilities	$95	$—	$95	$93	$2
Variable Interest Entities Derivative Assets:
Currency swaps	$38	$—	$38	$—	$38
Total VIE derivative assets	$38	$—	$38	$—	$38
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,940	$—	$1,940	$—	$1,940
Total VIE derivative liabilities	$1,940	$—	$1,940	$—	$1,940

December 31, 2020:
Derivative Assets:
Interest rate swaps	$93	$—	$93	$—	$93
Total non-VIE derivative assets	$93	$—	$93	$—	$93
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	114	—	114	113	1
Total non-VIE derivative liabilities	$114	$—	$114	$113	$1
Variable Interest Entities Derivative Assets:
Currency swaps	$41	$—	$41	$—	$41
Total VIE derivative assets	$41	$—	$41	$—	$41
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,835	$—	$1,835	$—	$1,835
Total VIE derivative liabilities	$1,835	$—	$1,835	$—	$1,835
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $13 and $1 as of December 31, 2021 and 2020, respectively. There were no amounts held representing an obligation to return cash collateral as of December 31, 2021 and 2020.
| Ambac Financial Group, Inc. 111 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss) – Year Ended December 31,
		2021	2020	2019
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$—	$—	$2
Interest rate swaps	Net gains (losses) on derivative contracts	13	(9)	(6)
Futures contracts	Net gains (losses) on derivative contracts	9	(41)	(45)
Total non-VIE derivatives		22	(50)	(50)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	2	(6)	(12)
Interest rate swaps	Income (loss) on variable interest entities	(152)	(138)	(20)
Total Variable Interest Entities		(150)	(144)	(32)
Total derivative contracts		$(128)	$(193)	$(82)

Credit Derivatives
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued by ACP are insured by AAC. The outstanding credit derivative transaction at December 31, 2021, does not include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The principal notional outstanding for credit derivative contracts was $201 and $257 as of December 31, 2021 and 2020, respectively, all of which had internal Ambac ratings of AA.
Interest Rate Derivatives
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps, US Treasury futures contracts and other derivatives, to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of December 31, 2021 and 2020, the notional amounts of AFS's derivatives are as follows:

	Notional - December 31,
Type of Derivative	2021	2020
Interest rate swaps—pay-fixed/receive-variable	$1,275	$726
US Treasury futures contracts—short	470	240
Interest rate swaps—receive-fixed/pay-variable	185	195
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of December 31, 2021 and 2020, were as follows:

	Notional - December 31,
Type of VIE Derivative	2021	2020
Interest rate swaps—receive-fixed/pay-variable	$1,221	$1,233
Interest rate swaps—pay-fixed/receive-variable	1,069	1,151
Currency swaps	272	308
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
| Ambac Financial Group, Inc. 112 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
As of December 31, 2021 and 2020, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $93 and $113, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $109 and $130, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by AFS while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on December 31, 2021, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
10. INTANGIBLE ASSETS
Intangible asset and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

December 31,	2021	2020
Finite-lived Intangible Assets:
Insurance intangible:
Gross carrying value	$1,278	$1,281
Accumulated amortization	958	908
Net insurance intangible asset	320	373
Other intangibles:
Gross Carrying value	36	36
Accumulated amortization	3	—
Net other intangible assets	33	36
Total finite-lived intangible assets	$353	$409
Indefinite-lived Intangible Assets:
Insurance licenses	$9	$—
Total intangible assets	$362	$409
Amortization Expense:
Amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

Year ended December 31,	2021	2020	2019
Insurance intangible	$52	57	$295
Other intangible	3	—	—
Total	$55	$57	$295
The estimated future amortization expense for intangible assets is as follows:

	Insurance Intangible Asset (1)	Other Intangible Assets (1)	Total
2022	$34	$3	$36
2023	30	3	33
2024	28	3	31
2025	25	3	28
2026	23	2	25
Thereafter	180	20	200
(1)The weighted-average insurance intangible amortization and other intangible amortization periods are 7.3 years and 6.7 years, respectively.
11. VARIABLE INTEREST ENTITIES
Ambac, with its subsidiaries, has engaged in transactions with variable interest entities ("VIEs") in various capacities.
•Ambac provides financial guarantees for various debt obligations issued by special purpose entities, including VIEs ("FG VIEs");
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
•We determined that AAC and Ambac UK generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). As further described below, Ambac consolidates certain FG VIEs in cases where we also have the power to direct the activities that most significantly impact the VIE’s economic performance due to one or more of the following: (i) the transaction is experiencing deterioration and breaching performance triggers, giving Ambac the ability to exercise certain control rights, (ii) Ambac being involved in the design of the VIE and receiving control rights from its inception, such as may occur from loss remediation activities, or (iii) the transaction is not experiencing deterioration, however due to the passive nature of the VIE, Ambac's contingent control rights upon a future breach of performance triggers is considered to be the power over the most significant activity.
•A VIE is deconsolidated in the period that Ambac no longer has such control rights, which could occur in connection with the execution of remediation activities on the transaction or amortization of insured exposure, either
| Ambac Financial Group, Inc. 113 2021 FORM 10-K |

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
FG VIEs which are consolidated may include recourse and non-recourse liabilities. FG VIEs' liabilities that are insured by AAC or Ambac UK are with recourse, because the Company guarantees the payment of principal and interest in the event the issuer defaults. FG VIEs' liabilities that are not insured by the AAC or Ambac UK are without recourse, because AAC or Ambac UK have not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. AAC or Ambac UK’s economic exposure to consolidated FG VIEs is limited to the financial guarantees issued for recourse liabilities and any additional variable interests held by them. Additionally, AAC or Ambac UK’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
| Ambac Financial Group, Inc. 114 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

December 31,	2021			2020
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$3,320	$—	$3,320	$3,215	$—	$3,215
Municipal obligations, available-for-sale (1)	—	136	136	—	139	139
Total FG VIE fixed maturity securities, at fair value	3,320	136	3,455	3,215	139	3,354
Restricted cash	1	1	2	1	1	2
Loans, at fair value (2)	2,718	—	2,718	2,998	—	2,998
Derivative assets	38	—	38	41	—	41
Other assets	—	2	2	—	2	2
Total FG VIE assets	$6,077	$139	$6,216	$6,255	$143	$6,398
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$4,056	$—	$4,056	$4,324	$—	$4,324
Long-term debt, at par less unamortized discount	—	160	160	—	169	169
Total long-term debt	4,056	160	4,216	4,324	169	4,493
Derivative liabilities	1,940	—	1,940	1,835	—	1,835
Total FG VIE liabilities	$5,996	$160	$6,156	$6,159	$169	$6,328
Number of FG VIEs consolidated	5	1	6	5	1	6
(1)Available-for-sale FG VIE fixed-maturity securities consist of municipal obligations with an amortized cost basis of $106 and $113, and aggregate gross unrealized gains of $29 and $27 at December 31, 2021 and 2020, respectively. All such securities had contractual maturities due after ten years as of December 31, 2021.
(2)The unpaid principal balances of loan assets carried at fair value were $2,363 and $2,546 as of December 31, 2021 and 2020, respectively.
(3)The unpaid principal balances of long-term debt carried at fair value were $3,579 and $3,769 as of December 31, 2021 and 2020, respectively.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

Year ended December 31,	2021	2020	2019
Net change in fair value of VIE assets and liabilities reported under the fair value option	$4	$(1)	$13
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	1	(1)	—
Net change in fair value of VIE assets and liabilities reported in earnings	5	(3)	14
Investment income on available-for-sale securities	6	7	10
Net realized investment gains (losses) on available-for-sale securities	2	8	13
Interest expense on long-term debt carried at par less unamortized cost	(6)	(6)	(11)
Other expenses	(1)	—	(1)
Gain (loss) from consolidating FG VIEs	—	—	15
Gain (loss) from de-consolidating FG VIEs	—	—	(2)
Income (loss) on variable interest entities	$7	$5	$38
As further discussed in Note 7. Insurance Contracts, on February 12, 2019, in connection with the COFINA POA, the COFINA Class 2 Trust was established. Ambac was required to consolidate the COFINA Class 2 Trust, which resulted in a gain of $15. Ambac deconsolidated zero, one and one VIEs for the years ended December 31, 2021, 2020 and 2019, respectively. These VIEs were deconsolidated as a result of guaranteed bond retirements or loss mitigation activities that eliminated or reduced Ambac's control rights that previously required Ambac to consolidate these entities, and resulted in the gain (loss) on deconsolidation noted in the above table. There was no impact to consolidated assets and liabilities for the 2020 deconsolidation.
| Ambac Financial Group, Inc. 115 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of December 31, 2021 and 2020:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
December 31, 2021:
Global structured finance:
Mortgage-backed—residential	$3,265	$1,929	$521	$—
Other consumer asset-backed	788	17	234	—
Other	826	3	10	5
Total global structured finance	4,879	1,949	765	5
Global public finance	20,233	246	257	—
Total	$25,112	$2,195	$1,023	$5

December 31, 2020:
Global structured finance:
Mortgage-backed—residential	$4,308	$2,024	$580	$—
Other consumer asset-backed	1,050	24	239	—
Other	994	3	15	8
Total global structured finance	6,352	2,051	834	8
Global public finance	21,646	263	287	—
Total	$27,998	$2,314	$1,122	$8
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
Ambac Sponsored Non-consolidated VIEs
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by AAC by depositing the junior surplus note into the Corolla Trust, a VIE, in exchange for cash and the Corolla Certificate, which represented Ambac's right to residual cash flows from the junior surplus note. Ambac did not consolidate the VIE since it did not have a variable interest in the trust. Ambac reported the Corolla Certificate as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income (loss): Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $51 at December 31, 2020. As further described in Note 1. Background and Business Description, on January 22, 2021, AAC completed the Corolla Note Exchange transaction whereby it acquired 100% of the outstanding Notes of the Corolla Trust and the Corolla Certificates for AAC surplus notes and subsequently dissolved the Corolla Trust.
On February 12, 2018, Ambac formed a VIE, Ambac LSNI, LLC ("Ambac LSNI"). Ambac LSNI issued LSNI Secured
Notes in connection with the Rehabilitation Exit Transactions. Ambac does not consolidate Ambac LSNI since it does not have a variable interest in the VIE. Ambac reported its holdings of LSNI Secured Notes within Fixed Maturity Securities in the Consolidated Balance Sheets. The carrying value of LSNI Secured Notes held by Ambac was $465 at December 31, 2020. Ambac's debt obligation to the VIE had a carrying value of $1,641 at December 31, 2020, and was reported within Long-term debt on the Consolidated Balance Sheets. As further described in Note 1. Background and Business Description, on July 6, 2021, Sitka, Ambac's newly formed VIE, issued the Sitka Senior Secured Notes that were used to fund a portion of the full redemption of the LSNI Secured Notes issued by LSNI, with the remaining balance redeemed utilizing other available sources of liquidity. Ambac does not consolidate Sitka since it does not have a variable interest in the VIE. Ambac's debt obligation to Sitka had a carrying value of $1,154 at December 31, 2021, and is reported within Long-term debt on the Consolidated Balance Sheets.
| Ambac Financial Group, Inc. 116 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
12. LONG-TERM DEBT
Long-term debt outstanding, excluding VIE long-term debt, was as follows:

December 31,	2021			2020
	Par Value	Unamortized Discount	Carrying Value	Par Value	Unamortized Discount	Carrying Value
Ambac Assurance:
5.1% Surplus Notes	$785	$(56)	$729	$531	$—	$531
5.1% Junior Surplus Notes	—	—	—	365	(118)	247
LSNI Ambac Note	—	—	—	1,641	—	1,641
Sitka AAC Note	1,175	(21)	$1,154	—	—	—
Tier 2 Notes	333	—	333	306	—	306
Ambac UK Debt	41	(26)	15	41	(27)	14
Long-term debt	$2,334	$(104)	$2,230	$2,884	$(145)	$2,739

Aggregated annual maturities of non-VIE long-term debt obligations (based on scheduled maturity dates as further discussed below) are as follows:

2022	$785	(1)
2023	—
2024	—
2025	—
2026	1,175
Thereafter	373
Total	$2,334
(1)    Surplus Notes issued had a scheduled maturity date of June 7, 2020. OCI declined the request of Ambac Assurance to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2020, and June 7, 2021. As a result, the payment date for principal of the surplus notes was extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment at 5.1% per annum. Included in the table above is the potential principal payment at the next scheduled payment date of June 7, 2022.
Surplus Notes
Ambac Assurance's Surplus Notes, with a par amount of $785 and $531 at December 31, 2021 and 2020, respectively, had a scheduled maturity of June 7, 2020, which has been extended until OCI grants approval to make the payment. During the year ended December 31, 2021, in connection with the 2021 Surplus Note Exchanges and other transactions, Surplus Notes with aggregate par amount of $255 were re-issued, and all Junior Surplus Notes were acquired and extinguished. The discount on Surplus Notes issued prior to 2021 was accreted into income using the effective interest method based on projected cash flows at the date of issuance through June 7, 2020, using a weighted average imputed interest rate of 10.1%. The discount on Surplus Notes issued during the year ended December 31, 2021, is being accreted into income using the effective interest method at a weighted average imputed interest rate of 8.9%. Refer to Note 1. Background and Business Description for further discussion of the 2021 Surplus Note Exchanges.
Ambac can provide no assurance as to when surplus note principal and interest payments will be made, if ever. If OCI does not approve regular payments on surplus notes within the next several years, the total amount due for surplus notes may exceed AAC's financial resources and holders of surplus notes may not ever be paid in full. Surplus notes are subordinated in right of payment to other claims, which could impair the right of holders of such notes to receive interest and principal in the event of AAC's insolvency or a similar occurrence.
Sitka AAC Note
The Sitka AAC Note, issued in connection with the Secured Note Refinancing on July 6, 2021, as more fully described in Note 1. Background and Business Description, has a par value of $1,175 at December 31, 2021, and a legal maturity of July 6, 2026. Interest on the Sitka AAC Note is payable quarterly (on the last day of each quarter beginning with September 30, 2021) at an annual rate of 3-month U.S. Dollar LIBOR + 4.50%, subject to a 0.75% LIBOR floor. The discount on Sitka AAC Note is being accreted into income using the effective interest method based on an imputed interest rate of 5.7%
The Sitka AAC Note is redeemable prior to July 6, 2022, at a price of 100% of the principal amount plus a make-whole premium and accrued and unpaid interest. The make-whole premium represents the excess of the present value of 103% of the principal amount plus all required scheduled interest payments through July 6, 2022 (excluding accrued and unpaid interest to the redemption date), over the principal amount to be redeemed. On and after July 6, 2022, and prior to July 6, 2023, the notes are redeemable at a price equal to 103% of the principal amount plus accrued and unpaid interest. On and after July 6, 2023, the notes are redeemable at 100% of the principal amount plus accrued and unpaid interest.
The Sitka AAC Note is secured by a pledge of AAC’s right, title and interest in (i) up to $1,400 of proceeds from certain litigations involving AAC related to residential mortgage-backed securities (the "RMBS Litigations") and (ii) the capital stock of Ambac UK. Such collateral may prove to be insufficient to pay any or all the amounts due on the Sitka AAC Note due to (a) inherent uncertainty with respect to the amount
| Ambac Financial Group, Inc. 117 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
and timing of recoveries on the RMBS Litigations, and (b) uncertainty with respect to the value of Ambac UK and the amount that could be obtained in a sale or other disposition of such collateral due to factors such as market and economic conditions, the availability of buyers, constraints associated with any extant rehabilitation, liquidation or similar proceeding, and regulatory requirements with respect to a change in ownership of Ambac UK. In addition, AAC issued a financial guaranty insurance policy (the “Sitka Senior Secured Notes Policy”) to the trustee for the Sitka Senior Secured Notes for the benefit of the holders of the Sitka Senior Secured Notes irrevocably guaranteeing all regularly scheduled principal and interest payments in respect of the Sitka Senior Secured Notes as and when such payments become due and owing.
Upon receipt of any proceeds from the RMBS Litigations or proceeds from the sale or disposition of Ambac UK, AAC shall apply an amount equal to the lesser of (a) the amount of such proceeds from the RMBS Litigations up to $1,400 or proceeds of the sale or disposition of Ambac UK, as the case may be, and (b) all outstanding principal, premium, if any, and accrued and unpaid interest on the Sitka AAC Note to redeem the Sitka AAC Note, in whole or in part, as applicable; provided, that any non-cash recoveries from the RMBS Litigations shall be deemed to be received upon the receipt of the applicable appraisal.
LSNI Ambac Note
The LSNI Ambac Note, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, had a par value of $— and $1,641 at December 31, 2021 and 2020, respectively, and had a legal maturity of February 12, 2023. Interest on the LSNI Ambac Note was payable quarterly (on the last day of each quarter beginning with June 30, 2018) at an annual rate of 3-month U.S. Dollar LIBOR + 5.00%, subject to a 1.00% LIBOR floor. During the years ended December 31, 2021, 2020 and 2019, $1,641, $121 and $178 par value of the LSNI Ambac Note was redeemed, respectively. The maturity date for the LSNI Ambac Note was the earlier of (x) February 12, 2023, and (y) if the LSNI Secured Notes were then outstanding, the date that is five business days prior to the date for which OCI approved the repayment of the outstanding principal amount of the surplus notes issued by AAC. Promptly, and in any event within four business days after the receipt (whether directly or indirectly) of any representation and warranty subrogation recoveries, AAC was to apply an amount (the “Mandatory Redemption Amount”) equal to the lesser of (a) the amount of representation and warranty subrogation recoveries up to $1,400 and (b) all outstanding principal and accrued and unpaid interest on the LSNI Ambac Note to redeem the LSNI Ambac Note, in whole or in part, as applicable; provided, that any non-cash representation and warranty subrogation recoveries shall be deemed to be received upon the receipt of the applicable appraisal.
As further described in Note 1. Background and Business Description, on July 6, 2021, Sitka, Ambac's newly formed non-consolidated VIE, issued the Sitka Senior Secured Notes that were used to fund a portion of the full redemption of the LSNI Secured Notes issued by LSNI, with the remaining balance redeemed utilizing other available sources of liquidity.
Tier 2 Notes
The Tier 2 Notes, issued in connection with the Rehabilitation Exit Transactions on February 12, 2018, with a par value of $333 and $306 (including paid-in-kind interest of $93 and $66) at December 31, 2021 and 2020, respectively, have a legal maturity of February 12, 2055. Interest on the Tier 2 Notes is at an annual rate of 8.50%. Other than upon payment of principal at redemption or maturity, interest payments will not be made in cash on interest payment dates and shall be paid-in-kind and compounded on the last day of each calendar quarter. The Tier 2 Notes were recorded at a discount to par as any consideration paid that was directly related to the issuance of the Tier 2 Notes was capitalized and is part of the effective yield calculation. Ambac accreted the discount on the Tier 2 Notes into earnings using the effective interest method, at an imputed interest rate of 9.9% based on projected redemption at the date of issuance. The discount had been fully accreted as of December 31, 2020.
The Tier 2 Notes are secured by recoveries from the RMBS Litigations in excess of $1,600 and are subject to mandatory redemption upon: (i) receipt of recoveries from the RMBS Litigations in excess of $1,600 ("Tier 2 Net Proceeds") and (ii) payment of principal or interest on AAC surplus notes. Promptly, and in any event within five business days after the receipt (whether directly or indirectly) of Tier 2 Net Proceeds, AAC shall deposit an amount equal to the Tier 2 Net Proceeds to a collateral account, provided, that any non-cash recoveries from the RMBS Litigations shall be deemed to be received upon the receipt of the applicable appraisal of the consideration received by AAC. Similarly, within five business days after a surplus note payment (other than in connection with the Rehabilitation Exit Transactions), AAC shall deposit an amount based on the percentage of Surplus Notes paid applied to the outstanding balance of the Tier 2 Notes to a collateral account. In both cases, the amount deposited shall not be in excess of the amount required to redeem all outstanding Tier 2 Notes. Also, such amounts shall be used to initiate a redemption on the Initial Call Date (as defined below) for the Tier 2 Notes or, if the Initial Call Date has occurred, promptly following the receipt of the Tier 2 Net Proceeds or surplus note payment.
The Tier 2 Notes may also be redeemed, in whole or in part, at the option of AAC. Both mandatory and optional redemptions may be made at a price equal to 100% of the aggregate principal amount redeemed, plus accrued and unpaid interest, if any, plus a make-whole premium. Make-whole premiums are calculated based on future interest payments through the contractual call date ("Initial Call Date"). The Initial Call Date at issuance of December 17, 2020 extends ratably beginning the first anniversary of issuance to (i) September 17, 2021 by the second anniversary, and (ii) March 17, 2022 by the third anniversary of issuance. There are no extensions of the Initial Call Date beyond March 17, 2022. The Initial Call Date for redemptions is determined based on the date the applicable amounts are deposited to the collateral account.
Ambac UK Debt
The Ambac UK debt, issued in connection with the commutation of its exposure with respect to Ballantyne Re plc on June 18, 2019, has a par value of $41 and $41 at
| Ambac Financial Group, Inc. 118 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
December 31, 2021 and 2020, and a legal maturity of May 2, 2036. Interest on the Ambac UK debt is at an annual rate of 0.00%. The Ambac UK debt was recorded at its fair value at the date of issuance. The discount on the debt is currently being accreted into income using the effective interest method at an imputed interest rate of 7.4%.
Variable Interest Entities, Long-term Debt
The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on certain of the VIEs obligations. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due and to the extent such obligations are guaranteed by Ambac. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $3,739 and $3,927 as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the ranges of final maturity dates of the outstanding long-term debt associated with these VIEs were December 2025 to August 2054 and December 2025 to August 2054, respectively. As of December 31, 2021 and 2020, the interest rates on these VIEs’ long-term debt ranged from 0.00% to 7.93% in both years. Aggregated annual maturities of VIE long-term debt following December 31, 2021 are: 2022-$0; 2023-$0; 2024-$0; 2025-$56; 2026-$0; Thereafter-$3,683.
13. REVENUES FROM CONTRACTS WITH CUSTOMERS
The following table presents the MGA/U business operations revenues recognized in accordance with the Revenue from Contracts with Customers Topic of the ASC disaggregated by policy type for the twelve months ended December 31, 2021:

	Employer Stop Loss	Affinity Products	Other	Total
Gross commissions	$8	$18	$—	$26
During the twelve months ended December 31, 2021, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $12.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

December 31,	2021	2020
Commissions receivable	$2	$2
Contract assets	4	5
Contract liabilities	1	1
Contract assets represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy. The Company does not have the right to bill or collect payment on i) base commissions until the insurer has collected the related premiums from policyholders nor ii) profit-sharing commissions until after the contract year is completed. The change in contract assets during the year ended December 31, 2021, is primarily due to reclassification to receivables (unconditional right) and collections.
Contract liabilities represent advance consideration received from customers related to Employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the year ended December 31, 2021, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of $1.
| Ambac Financial Group, Inc. 119 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
14. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Year ended December 31, 2021:
Beginning Balance	$166	$5	$(92)	$—	$79
Other comprehensive income (loss) before reclassifications	(5)	—	(8)	—	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	(7)	(1)	—	(1)	(9)
Net current period other comprehensive income (loss)	(12)	(1)	(8)	(1)	(21)
Balance at December 31, 2021	$154	$4	$(100)	$(1)	$58

Year ended December 31, 2020:
Beginning Balance	$151	$8	$(116)	$(2)	$42
Other comprehensive income before reclassifications	36	(2)	23	—	58
Amounts reclassified from accumulated other comprehensive income	(21)	(1)	—	1	(21)
Net current period other comprehensive income (loss)	15	(3)	23	1	37
Balance at December 31, 2020	$166	$5	$(92)	$—	$79
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
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Year Ended December 31,
	2021	2020
Unrealized Gains (Losses) on Available-for-Sale Securities (1)
	$(7)	$(22)	Net realized investment gains (losses)
	(1)	1	Provision for income taxes
	$(7)	$(21)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(1)	$(1)	Other income
Actuarial gains (losses)	—	—	Other income
	(1)	(1)	Total before tax
	—	—	Provision for income taxes
	$(1)	$(1)	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$(1)	$2	Credit risk changes of fair value option liabilities
	—	—	Provision for income taxes
	(1)	1	Net of tax and noncontrolling interest
Total reclassifications for the period	$(9)	$(21)	Net of tax and noncontrolling interest
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
| Ambac Financial Group, Inc. 120 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
15. NET INCOME PER SHARE
As of December 31, 2021, 46,304,139 shares of AFG's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,617 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares outstanding increased by 495,000, during the year ended December 31, 2021, primarily due to settlements of employee restricted and performance stock units. For the three years ended December 31, 2021, 2020 and 2019, 132, 34 and — warrants were exercised, respectively, resulting in an issuance of 4, 8 and 0 shares of common stock, respectively.
On June 30, 2015, the Board of Directors of AFG authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 of warrants. On November 3, 2016, the Board of Directors of AFG authorized a $10 increase to the warrant repurchase program. The remaining aggregate authorization at December 31, 2021 was $12. For the years ended December 31, 2021 and 2020, AFG did not repurchase any warrants.
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

Year ended December 31,	2021	2020	2019
Net income (loss) attributable to common stockholders	(17)	(437)	(216)
Adjustment to redemption value (ASC 480)	(12)	—	—
Numerator of basic and diluted EPS	(28)	(437)	(216)
Per Share:
Basic	$(0.61)	$(9.47)	$(4.69)
Diluted	$(0.61)	$(9.47)	$(4.69)
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
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

Year Ended December 31,	2021	2020	2019
Basic weighted average shares outstanding	46,535,001	46,147,062	45,954,908
Effect of potential dilutive shares (1):
Warrants	—	—	—
Stock options	—	—	—
Restricted stock units	—	—	—
Performance stock units (2)	—	—	—
Diluted weighted average shares outstanding	46,535,001	46,147,062	45,954,908
Anti-dilutive shares excluded from the above reconciliation
Warrants	4,877,653	4,877,754	4,877,783
Stock options	—	16,121	16,667
Restricted stock units	475,333	302,145	249,263
Performance stock units (2)	700,915	1,002,501	872,258
(1)For the years ended years ended December 31, 2021, 2020 and 2019 , Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.
(2)Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.
16. INCOME TAXES
The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2013
New York City	2017
United Kingdom	2018
Italy	2017
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

Year Ended December 31,	2021	2020	2019
U.S.	$(32)	$(441)	$(174)
Foreign	34	1	(9)
Total	$2	$(440)	$(183)
| Ambac Financial Group, Inc. 121 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Provision (Benefit) for Income Taxes
The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2021	2020	2019
Current taxes
U.S. state and local	$2	$—	$(3)
Foreign	10	8	37
Total current taxes	12	8	34
Deferred taxes
Foreign	6	(10)	(1)
Total deferred taxes	$6	$(10)	$(1)
Provision for income taxes	$18	$(3)	$32
The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2021, 2020 and 2019 is as follows:

Year Ended December 31,	2021	2020	2019
Total income taxes charged to net income	$18	$(3)	$32
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities	(3)	3	14
Unrealized gains (losses) on foreign currency translations	—	—	—
Valuation allowance to equity	1	(3)	(23)
Total charged to stockholders’ equity:	(2)	1	(8)
Total effect of income taxes	$16	$(1)	$24
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The tax provisions in the accompanying Consolidated Statements of Total Comprehensive Loss reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

Year Ended December 31,	2021		2020		2019
Tax on income (loss) at statutory rate	$—	21%	$(92)	21%	$(38)	21%
Changes in expected tax resulting from:
Tax-exempt interest	(2)	(114)%	(2)	—%	(3)	2%
Foreign taxes	8	448%	6	(1)%	40	(22)%
State Income Taxes	14	794%	—	—%	(2)	1%
Substantiation adjustment	—	—%	(29)	7%	28	(15)%
Valuation allowance	(4)	(230)%	113	(26)%	8	(4)%
Other, net	1	72%	2	—%	—	—%
Tax expense on income (loss)	$18	991%	$(3)	1%	$32	(18)%
Unrecognized Tax Positions
The Company had no material unrecognized tax benefits at December 31, 2021 and 2020.
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2021 and 2020, are presented below:

December 31,	2021	2020
Deferred tax liabilities:
Insurance intangible	$67	$78
Unearned premiums and credit fees	32	32
Investments	14	22
Variable interest entities	15	13
Other	6	7
Total deferred tax liabilities	134	152
Deferred tax assets:
Net operating loss carryforward	786	764
Loss reserves	180	218
State capital loss carryforward	7	—
Debentures	7	22
Compensation	8	9
Other	4	5
Subtotal deferred tax assets	993	1,019
Valuation allowance	886	891
Total deferred tax assets	106	128
Net deferred tax liability	$28	$24
| Ambac Financial Group, Inc. 122 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient U.S. federal, state and/or local taxable income to recover the deferred tax operating assets and therefore maintains a full valuation allowance. The remaining net deferred tax liability of $28 is attributable to Ambac U.K. and is classified in other liabilities on the Consolidated Balance Sheet.
NOL Usage
Pursuant to a 2013 Closing Agreement between Ambac and the United States Internal Revenue Service ("IRS"), AAC could have to pay amount to as much as $8 to the IRS should AAC utilize NOLs available to it as of December 31, 2019.
As of December 31, 2021, the Company has $3,744 of NOLs, which if not utilized will begin expiring in 2029, and will fully expire in 2041.
17. EMPLOYMENT BENEFIT PLANS
Postretirement Health Care and Postemployment Benefits
Ambac provides postretirement and postemployment / severance benefits, including health and life benefits for certain employees who meet predefined age and service requirements. None of the plans are currently funded. Postretirement and postemployment benefits expense, including severance benefits paid, were $1, $1 and $3 for the years ended December 31, 2021, 2020 and 2019, respectively.
Effective August 1, 2005, new employees were not eligible for postretirement benefits. The current postretirement benefit requires retirees to purchase their own medical insurance policy with a portion of their premium being reimbursed by Ambac. The unfunded accumulated postretirement benefit obligation was $11 as of December 31, 2021. The assumed health care cost trend rates range from 5.1% in 2022, decreasing ratably to 4.5% in 2032.
The following table sets forth projected benefit payments from Ambac’s postretirement plan over the next ten years for current retirees:

2022	$—
2023	—
2024	—
2025	1
2026	1
2025-2029	3
Total	$5
The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to a pension liability index with similar duration to that of the benefit plan. The rates used for the projected plan benefit obligations at the measurement date for December 31, 2021 and 2020, were 2.75% and 2.25%, respectively.
Savings Incentive Plans
As a result of the acquisition of Xchange on December 31, 2020, Ambac has two Savings Incentive Plans. Substantially all US employees are covered by one of these plans. The plan sponsored by AAC includes employer matching contributions equal to 100% of the employees’ contributions, up to 3% of such participants’ compensation, as defined in the plan, plus 50% of contributions up to an additional 2% of compensation, subject to limits set by the Internal Revenue Code. The plan sponsored by Xchange includes employer matching contributions equal to 4% of such participants' compensation, as defined in the plan. The total cost of the savings incentive plans were $1, $1 and $1 for the years December 31, 2021, 2020 and 2019, respectively.
Incentive Compensation - Stock Units and Cash
Employees, directors and consultants of Ambac are eligible to participate in Ambac’s 2020 Incentive Plan, which is the successor plan to the 2013 Incentive Plan, subject to the discretion of the compensation committee of Ambac’s Board of Directors. There are 1,475,000 and 4,000,000 shares of Ambac's common stock authorized for awards under the 2020 Plan and 2013 Plan, respectively. Awards may also be made under the 2020 Plan with respect to the shares that remained available for grant under the 2013 Plan. In addition, shares subject to outstanding awards granted under the 2013 Plan that subsequently terminate by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares become available for awards under the 2020 Plan. Of the total shares authorized for issuance pursuant to the 2020 Plan and 2013 Plan, 1,255,643 shares are available for future grant as of December 31, 2021. Shares available for future grant are reduced by the maximum number of shares that could be issued pursuant to outstanding performance awards. The number of shares available for future grant considering the target number of shares instead of the maximum number of shares related to performance awards is 2,691,618.
On June 24, 2021, the compensation committee of Ambac's Board of Directors adopted the Ambac Financial Group, Inc. Executive Stock Deferral Plan (the “Stock Deferral Plan”). Under the Stock Deferral Plan, certain executives of AFG and its subsidiaries who are designated by the compensation committee as eligible to participate in the Stock Deferral Plan may elect to defer the settlement of all or a portion of the RSU (as defined below) awards and PSU (as defined below) awards that are granted to the executives to a future date(s) selected by the executive. Deferred awards under the Stock Deferral Plan (and any related dividend equivalents) will continue to be paid in shares of common stock of AFG, which will be issued under the 2020 Plan, provided that any dividend equivalents credited on a participant’s deferred awards in respect of cash dividends paid by AFG will be paid to the participant in cash. The Stock Deferral Plan is not funded, and deferred awards under the Stock Deferral Plan are not segregated from the Company’s general assets.
| Ambac Financial Group, Inc. 123 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The amount of stock-based compensation expense and corresponding after-tax expense are as follows:

Year Ended December 31,	2021	2020	2019
Restricted stock units	5	3	4
Performance awards	10	8	8
Total stock-based compensation	$14	$11	$12
Total stock-based compensation (after-tax)	$14	$11	$12
Restricted Stock Units (“RSUs”)
RSUs have been awarded to certain employees for a portion of their STIP compensation, LTIP compensation, sign-on and special awards for exceptional performance. RSUs have also been awarded to consultants for meeting certain contractual performance goals. The previously issued STIP awards vested upon grant, but settlement was deferred (other than for employment tax withholdings) into two equal installments generally on the first and second anniversary date of the grant. The LTIP, sign-on, consultant and special awards generally vest in equal installments over a two to three year period. Such vesting is expressly conditioned upon continued service with Ambac through the applicable vesting date, although vesting may be accelerated in certain circumstances under the awards, including for terminations due to death, disability, eligible retirement, or involuntary termination by Ambac other than for cause.
As part of our director compensation program, prior to 2021 RSUs were awarded annually on or about April 30 of each year to directors and would vest on the last day of April of the following year. During 2021, the director compensation program was revised to provide for quarterly grants of RSUs that would vest one year from the grant date. These RSUs will not settle until the respective director’s termination from the board of directors or, if earlier, upon a change in control. All RSUs provide for accelerated vesting upon a change in control, death or disability or involuntary removal other than for cause (not including removal pursuant to a shareholder vote at a regularly scheduled annual meeting of shareholders). Upon termination (other than for cause), the unvested RSUs shall partially vest as of the date of such termination in an amount equal to the number of then outstanding unvested RSUs multiplied by a fraction, the numerator of which shall be the number of calendar days which have lapsed since the grant date and the denominator of which shall be the number of calendar days from the grant date until the next regularly scheduled quarterly grant date pursuant to Ambac’s director compensation program.
As of December 31, 2021, 837,070 RSUs remained outstanding, of which (i) 504,764 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 332,306 units do not require future service and are deferred for future settlement. As of December 31, 2020, 773,657 RSUs remained outstanding, of which (i) 345,302 units required future service as a condition to the delivery of the underlying shares of common stock, and (ii) 428,355 units did not require future service and were deferred for future settlement.
A summary of RSU activity for 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	773,657	$18.04
Granted	345,829	$17.39
Delivered or returned to plan (1)	(280,672)	$17.89
Forfeited	(1,744)	$18.34
Outstanding at end of period	837,070	$17.82
(1)    When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2021, Ambac purchased 88,723 of shares from employees that settled restricted stock units to meet the required tax withholdings.
Ambac’s closing share price on the grant date was used to estimate the fair value of the service condition based RSU on the grant date. The weighted average grant date fair value of RSUs granted during 2021, 2020 and 2019 was $17.39, $17.36 and $19.75, respectively. As of December 31, 2021, there was $5 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 1.7 years. The fair value for RSUs vested and delivered during the year ended December 31, 2021, 2020 and 2019 was $4, $4 and $4, respectively.
Performance Stock Awards ("PSUs")
Performance awards granted vest in 3 years and awards have components relative to performance at AFG, Xchange and AAC. Actual awards can payout 0% to 220% of the number of units granted. Under currently outstanding award agreements, performance will be evaluated as follows:
•AFG performance, as it relates to the 2019 PSU awards, will be evaluated relative to cumulative earnings before interest, taxes, depreciation and amortization over the vesting period (exclusive of AAC and its subsidiaries' earnings), which is intended to reward participants for generating pre-tax income.
•Xchange, as it relates to the 2021 PSU awards, will be evaluated relative to cumulative earnings before interest, taxes, depreciation and amortization over the vesting period.
•AAC performance will be evaluated according to: (i) changes in AAC's assets relative to its insurance and financial obligations, which is intended to reward participants for increases in the relative value of AAC (2019 and 2020 PSU awards only) and (ii) reductions in watch list and adversely classified credits, which is intended to reward participants for de-risking the financial guarantee insured portfolio.
•In 2019, a relative Total Shareholder Return modifier was added as an additional metric with respect to the LTIP award payouts. The modifier will cause the payout at the end of the performance period to be increased or decreased by 10% if AFG's stock performance compared to a peer group is at or above the 75th percentile or at or below the 25th percentile, respectively.
| Ambac Financial Group, Inc. 124 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Pursuant to the LTIP award agreements if (i) a termination occurs by reason of disability, an involuntary termination by the Company other than for “cause,” or "retirement," the recipient would be entitled to receive the PSU award which would only be payable at the end of the relevant performance period and based on the satisfaction of the performance conditions related to such award at the time of termination; and (ii) a termination occurred prior to the last day of the performance period by reason of death, the beneficiaries of the recipient would be entitled to receive the number of PSUs that the recipient would have been entitled to receive at a 100% overall payout multiple regardless of the outcome of any of the performance conditions. The current performance awards shall be settled within 75 days after the end of the performance period, including those with partial or accelerated vesting, subject to any deferrals made pursuant to the Stock Deferral Plan.
A summary of PSU activity for 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	844,514	$18.09
Granted (1)	396,202	18.12
Delivered (2)	(804,217)	16.23
Forfeited	(4,355)	19.10
Performance adjustment (3)	289,912	15.09
Outstanding at end of period	722,056	$18.97
(1)    Represents performance share units at 100% of units granted for LTIP Awards.
(2)    Reflects the number of performance shares attributable to the performance goals attained over the completed performance period and for which service conditions have been met. When performance stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2021, Ambac purchased 276,777 of shares from employees that settled performance based restricted stock units to meet the required tax withholdings.
(3)    Represents the number of additional shares issued for awards granted in 2018 as a result of actual performance during the performance period.
As of December 31, 2021, there was $8 of total unrecognized compensation costs related to the PSU portion of unvested performance awards, which are expected to be recognized over a weighted average period of 1.6 years.
18. LEASES
Ambac is the lessee and lessor for certain lease agreements further described below.
Lessee information
Ambac is the lessee in operating leases for corporate offices, a data center and equipment. Leases in effect at December 31, 2021, have remaining lease terms ranging from slightly over 2 years to 8 years. Certain of these leases include automatic renewal or early termination provisions. Ambac does not include these provisions in the determination of its lease liabilities and right-of-use assets unless exercise is considered reasonably certain.
Lease costs are included in operating expenses on the Consolidated Statement of Total Comprehensive Income (Loss). The components of lease costs, net of sub-lessor income, is as follows:

Year Ended December 31,	2021	2020
Operating lease cost	$5	$4
Variable lease cost	—	—
Sublease income	(1)	(1)
Total lease cost	$4	$4
Ambac is required to make variable lease payments under certain leases which primarily relates to variable costs of the lessor, such as taxes, insurance, maintenance and electricity.
Supplemental information related to leases is as follows:

Year Ended December 31,	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$5	$4
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	—	—
Supplemental balance sheet information related to leases is as follows:

December 31,	2021	2020
Operating leases:
Operating lease right of use assets	$23	$25
Operating lease liabilities	28	30
Weighted average remaining lease term:
Operating leases	7.7 years	8.7 years
Weighted average discount rate:
Operating leases	7.7%	7.7%
Operating lease right of use assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, on the consolidated balance sheet.
| Ambac Financial Group, Inc. 125 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Future undiscounted lease payments, gross of sublease receipts, to be made are as follows:

As of December 31, 2021	Operating Leases
2022	$5
2023	5
2024	5
2025	5
2026	4
Thereafter	14
Total lease payments	37
Less: imputed interest	(9)
Total	$28
Lessor information
Ambac is the lessor in one operating sublease of corporate office space which has a remaining term of 8.0 years. There are no extension or termination provisions.
Future undiscounted lease payments to be received are as follows:

As of December 31, 2021	Operating Leases
2022	$1
2023	1
2024	1
2025	1
2026	1
Thereafter	4
Total lease receipts	$10
19. COMMITMENTS AND CONTINGENCIES
Litigation Against Ambac
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Southern District of New York, Case No. 1:19-cv-09193-PGG, transferred on October 4, 2019 from the United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017).  Plaintiffs, the corporate developers of various military housing projects, filed an amended complaint on October 27, 2017 against AAC, a former employee of AAC, and certain unaffiliated persons and entities, asserting claims for (i) violation of 18 U.S.C §§ 1962(c) and 1962(d) (civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspiracy to commit civil RICO), (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) fraudulent misrepresentation, (v) fraudulent concealment and (vi) conspiracy to commit fraud.  The claims relate to bonds and debt certificates (insured by AAC) that were issued to finance the renovation and construction of housing at certain military bases. Plaintiffs allege that defendants secretly conspired to overcharge plaintiffs for the financing of the projects and directed the excess profits to themselves.  Plaintiffs allege defendants generated these excess profits by supposedly charging inflated interest rates, manipulating “shadow ratings,” charging unnecessary fees, and hiding evidence of their alleged wrongdoing. Plaintiffs seek, among other things, compensatory damages, disgorgement of profits and fees, punitive damages, trebled damages and attorneys’ fees. AAC and the other defendants filed motions to dismiss the amended complaint on November 13, 2017. On July 17, 2018, the court granted AAC’s and the other defendants’ motion to dismiss the first amended complaint without prejudice. On December 17, 2018, Plaintiffs filed a second amended complaint. On February 15, 2019, AAC and the other defendants filed a motion to dismiss the second amended complaint. On September 26, 2019, the court issued a decision denying defendants’ motion to dismiss and sua sponte reconsidering its previous denial of defendants’ motion to transfer venue to the Southern District of New York (“SDNY”). On October 10, 2019, after the case was transferred to the SDNY, the defendants filed motions to vacate or reconsider the decision by the Northern District of California on the defendants’ motion to dismiss. On March 31, 2021, the court granted defendants’ motions for reconsideration and, upon reconsideration, dismissed the claims against AAC and its former employee for breach of fiduciary duty and for aiding and abetting breach of AAC’s or its former employee’s fiduciary duty; dismissed two plaintiffs’ RICO claims against AAC and its former employee; and in all other respects denied defendants’ motions. Defendants served answers to the second amended complaint on April 21, 2021, asserting several affirmative defenses, including a defense for unclean hands focused on the plaintiffs’ failure to maintain the project properties and falsification of maintenance records. On May 24, 2021, plaintiffs moved to strike defendants’ unclean hands defenses. On September 14, 2021, Magistrate Judge Sarah L. Cave, to whom plaintiffs’ motion to strike was referred for a Report and Recommendation, issued an opinion and order denying plaintiffs’ motion.
Financial Oversight and Management Board for Puerto Rico, et al. v. Autonomy Master Fund Limited, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00291, filed May 2, 2019). On May 2, 2019, the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board"), together with the Official Committee of Unsecured Creditors for the Commonwealth (the "Committee") filed an adversary proceeding against certain parties that filed proofs of claim on account of general obligation bonds issued by the Commonwealth of Puerto Rico, including AAC. The complaint seeks declarations that the general obligation bonds are unsecured obligations and, in the alternative, seeks to avoid any security interests that holders of such bonds may have. On June 12, 2019, a group of general obligation bondholders moved to dismiss the complaint. On June 13, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. AAC filed a statement of position and reservation of rights on February 5, 2020; certain other defendants filed motions to dismiss on this same date. On February 9, 2020, the Oversight Board announced that it intended to file, and to seek to confirm, an amended plan of
| Ambac Financial Group, Inc. 126 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
adjustment (the “Commonwealth Plan”). On March 10, 2020, the District Court ordered that this case remain stayed while the Oversight Board attempted to confirm the Commonwealth Plan.
Financial Oversight and Management Board for Puerto Rico, et al. v. Ambac Assurance Corporation, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00363, filed May 20, 2019). On May 20, 2019, the Oversight Board, together with the Committee, as Plaintiffs, filed an adversary proceeding against certain parties that filed proofs of claim on account of bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA"), including AAC. The complaint seeks declarations that the PRHTA bonds are only secured by revenues on deposit with the PRHTA Fiscal Agent and that PRHTA bondholders have no security interest in any other property of PRHTA or the Commonwealth, and in the alternative, to the extent such other security interests exist, the complaint seeks to avoid other security interests that holders of PRHTA bonds may have. On June 14, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On December 19, 2019, the District Court ordered that this matter remain stayed pending further order of the District Court pursuant to the Oversight Board’s initiation of a separate adversary proceeding concerning PRHTA bonds (No. 20-ap-00005, discussed below).
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the PRIFA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. On May 5, 2021, monoline defendants Assured Guaranty Corporation, Assured Guaranty Municipal Corporation (“Assured”), and National Public Finance Guarantee Corporation (“National”) announced an agreement with the Oversight Board with respect to the treatment of bonds issued by PRHTA and the Puerto Rico Convention Center District Authority (“PRCCDA”) (the “PRHTA/PRCCDA Settlement”). On July 14, 2021, AAC and Financial Guaranty Insurance Company (“FGIC”) reached an agreement in principle with the Oversight Board with respect to the treatment of bonds issued by the Puerto Rico Infrastructure Financing Authority ("PRIFA") (the “PRIFA Settlement”), and as a result of that settlement, also joined the PRHTA/PRCCDA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRIFA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the settlement related to general obligation and PBA bonds (“GO/PBA Settlement”). On August 3, 2021, the District Court ordered that this case be stayed. Following the filing of several revised versions of the Commonwealth Plan, the Court held a confirmation hearing in November 2021. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan, as amended, and entered its findings of fact and conclusions of law related thereto. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Following confirmation of the Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1, 2022, Federación de Maestros de Puerto Rico, Inc., Grupo Magisterial Educadores(as) por la Democracia, Unidad, Cambio, Militancia y Organización Sindical, Inc., and Unión Nacional de Educadores y Trabajadores de la Educación, Inc. (collectively, the “Teachers’ Unions”) moved for a stay of the confirmation order while the appeal is pending, and on February 4, 2022, Asociación Puertorriqueña de la Judicatura, Inc. (“APJ”) and a number of credit unions (the “Credit Unions”) also filed motions for a stay pending appeal. On February 9 and February 11, 2022, a number of parties—including AAC—filed oppositions to the stay motions, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the PRCCDA and the PRCCDA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. Following the filing of several revised versions of the Commonwealth Plan, the Court held a confirmation hearing in November 2021. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan, as amended, and entered its findings of fact and conclusions of law related thereto. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Following confirmation of the
| Ambac Financial Group, Inc. 127 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1 and 4, 2022, the Teachers’ Unions, APJ, and the Credit Unions moved for a stay of the confirmation order while this appeal is pending. On February 9 and February 11, 2022, a number of parties—including AAC—filed oppositions to the stay motions, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRHTA fiscal agent jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. Following the filing of several revised versions of the Commonwealth Plan, the Court held a confirmation hearing in November 2021. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan, as amended, and entered its findings of fact and conclusions of law related thereto. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Following confirmation of the Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1 and 4, 2022, the Teachers’ Unions, APJ, and the Credit Unions moved for a stay of the confirmation order while this appeal is pending. On February 9 and February 11, 2022, a number of parties—including AAC—filed oppositions to the stay motions, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight
Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00007, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board and the Committee filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against PRHTA relating to PRHTA bonds. The complaint seeks to disallow portions of defendants’ proofs of claim against the PRHTA, including for lack of secured status. On March 10, 2020, the District Court stayed this case. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRHTA fiscal agent jointly moved to stay this case as a result of the PRIFA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. Following the filing of several revised versions of the Commonwealth Plan, the Court held a confirmation hearing in November 2021. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan, as amended, and entered its findings of fact and conclusions of law related thereto. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Following confirmation of the Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1 and 4, 2022, the Teachers’ Unions, APJ, and the Credit Unions moved for a stay of the confirmation order while this appeal is pending. On February 9 and February 11, 2022, a number of parties—including AAC—filed oppositions to the stay motions, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
AmeriNational Community Services, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, District of Puerto Rico, No. 21-ap-00068, filed June 26, 2021). On June 26, 2021, AmeriNational Community Services, LLC, and Cantor-Katz Collateral Monitor LLC, as servicer and collateral monitor (respectively) for the GDB Debt Recovery Authority (the “DRA”), filed an adversary proceeding against AAC and other monoline insurers of PRHTA bonds, holders of, PRHTA bonds, and the PRHTA bond trustee. The complaint sought declaratory judgments regarding the DRA’s rights with respect to certain revenues pledged as collateral for PRHTA bonds, and asserted that the DRA is the only party with a right to
| Ambac Financial Group, Inc. 128 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
collect from and a security interest in certain such revenues. On August 26, 2021, the monoline insurers filed their motion to dismiss the DRA parties’ complaint, as well as their answer and counterclaims. On October 19, 2021, the DRA parties filed a motion to dismiss the monolines’ counterclaims. On October 29, 2021, the District Court entered an order granting the monolines’ motion to dismiss all counts in the DRA parties’ complaint. On November 2, 2021, the monolines voluntarily withdrew their counterclaims without prejudice. On November 4, 2021, the District Court entered an amended judgment closing the adversary proceeding. On November 5, 2021, the Oversight Board filed a motion notifying the court of its settlement with the DRA parties. The stipulation attached to the motion provided, among other things, that the DRA parties would not take any appeals of the court’s order dismissing their complaint, and would support the Commonwealth Plan, the PRCCDA Title VI Qualifying Modification, and the forthcoming HTA Plan of Adjustment (the "PRHTA Plan").
NC Residuals Owners Trust, et al. v. Wilmington Trust Co., et al. (Delaware Court of Chancery, C.A. No. 2019-0880, filed Nov. 1,  2019).  On November 1, 2019, AAC became aware of a new declaratory judgment action filed by certain residual equity interest holders (“NC Owners” or “Plaintiffs”) in fourteen National Collegiate Student Loan Trusts (the “Trusts”) against Wilmington Trust Company, the Owner Trustee for the Trusts; U.S. Bank National Association, the Indenture Trustee; GSS Data Services, Inc., the Administrator; and AAC.  Through this action, Plaintiffs seek a number of judicial determinations. On January 21, 2020, the presiding Vice Chancellor entered an order consolidating the action with previously filed litigation relating to the Trusts. On February 13, 2020, AAC, the Owner Trustee, the Indenture Trustee, and other parties filed declaratory judgment counterclaims. Several parties, including Plaintiffs and AAC, filed motions for judgment on the pleadings in support of their requested judicial determinations. On August 27, 2020, the Vice Chancellor issued an opinion addressing all of the pending motions for judgment on the pleadings, which granted certain of the parties’ requested judicial determinations and denied others. He deferred judgment on still other declarations pending further factual development. On January 31, 2022, the Vice Chancellor entered a thirty-day stay to facilitate good-faith settlement discussions.
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
| Ambac Financial Group, Inc. 129 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Simultaneous with the filing of its complaint, CFPB also filed a motion to approve a proposed consent judgment that would have granted monetary damages and injunctive relief against the Trusts. AAC guaranteed certain securities issued by three of the Trusts and indirectly insures six other Trusts.  On September 20, 2017, AAC filed a motion to intervene in the action, which motion was granted on October 19, 2018. Following discovery and briefing, on May 31, 2020, the District Court denied the CFPB’s motion to approve the proposed consent judgment. On March 19, 2020, Intervenor Transworld Systems Inc. filed a motion to dismiss the action for lack of subject matter jurisdiction. On July 10, 2020, AAC and several other intervenors filed a motion to dismiss the action for lack of subject matter jurisdiction and for failure to state a claim. On July 2, 2020, the CFPB submitted an application for entry of default against the Trusts. AAC and the Owner Trustee opposed the CFPB’s application. On March 26, 2021, the court granted intervenors’ motion to dismiss for failure to state a claim and denied the motion to dismiss for lack of subject matter jurisdiction. The court also denied as moot the CFPB’s application for entry of default against the Trusts. The CFPB filed an amended complaint on April 30, 2021. On May 21, 2021, the Trusts and several intervenors, including AAC, moved to dismiss the CFPB’s amended complaint for failure to state a claim. On December 13, 2021, the court denied the Trusts' and intervenors' motions to dismiss the amended complaint. On December 23, 2021, the Trusts and several intervenors, including AAC, filed a motion seeking (i) an order certifying for interlocutory appeal the court’s December 13, 2021 order denying the motion to dismiss the amended complaint, and (ii) a stay of the action pending resolution of any appeal. The motion is fully briefed and remains pending. On January 26, 2022, the Trusts and several intervenors, including AAC, answered the CFPB’s amended complaint, asserting several affirmative defenses and denying that the CFPB is entitled to relief from the Trusts. On February 11, 2022, the court certified its ruling on the motion to dismiss for interlocutory appeal to the U.S. Court of Appeals for the Third Circuit, and stayed the case pending appeal. The Trusts and several intervenors, including AAC, filed a petition for permission to appeal with the Third Circuit on February 21, 2022.
Nat’l Collegiate Master Student Loan Trust v. Pa. Higher Education Assistance Agency (PHEAA) (Delaware Court of Chancery, C.A. No. 12111-VCS, filed March 21, 2016). Plaintiffs purporting to act on behalf of fifteen National Collegiate Student Loan Trusts filed a lawsuit against PHEAA, a servicer of loans in the Trusts, alleging improprieties and deficiencies in servicing practices and seeking an order compelling PHEAA to submit to an emergency audit.  AAC guaranteed certain securities issued by three of the Trusts and indirectly insures certain securities in six other Trusts. The Owner Trustee of the Trusts, Wilmington Trust Company, WTC, citing irreconcilable differences with Plaintiffs, resigned from its role as Owner Trustee and moved on August 21, 2017 for appointment of a successor Owner Trustee.  AAC filed a motion to intervene in the action on October 23, 2017, for the limited purpose of being heard regarding the appointment of a successor Owner Trustee and regarding WTC’s contractual commitment and obligation to remain in that role until such appointment is made. The court granted AAC’s motion to intervene on April 10, 2018 and AAC filed its complaint in intervention on April 16, 2018. On January 21, 2020, Vice Chancellor Slights entered an order consolidating the action with later-filed litigation pending in Delaware Chancery Court relating to the Trusts, including a declaratory judgment action in which AAC was named as a defendant, NC Residuals Owners Trust, et al. v. Wilmington Trust Co., et al. (Del. Ct. Ch., C.A. No. 2019-0880, filed Nov. 1, 2019).
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
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1567, filed May 2, 2017). On May 2, 2017, AAC filed a complaint seeking a declaration that the Commonwealth’s Fiscal and Economic Growth Plan (the "FEGP") and a statute called the “Fiscal Plan Compliance Law” are unconstitutional and unlawful because they violate the Contracts, Takings, and Due Process Clauses of
| Ambac Financial Group, Inc. 130 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
the U.S. Constitution, are preempted by PROMESA, and are unlawful transfers of property from COFINA to the Commonwealth in violation of PROMESA. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico, and on May 5, 2017, a petition under Title III of PROMESA was filed on behalf of COFINA, resulting in an automatic stay of litigation against COFINA. On May 17, 2017, the court issued an order staying this case until further order of the court. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC's joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1568, filed May 2, 2017). On May 2, 2017, AAC filed a complaint alleging that various moratorium laws and executive orders enacted by the Commonwealth to claw back funds from PRIFA, PRHTA, and PRCCDA bonds violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and unlawfully transfer PRHTA, PRCCDA, and PRIFA property to the Commonwealth. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico and on May 21, 2017, a petition under Title III of PROMESA was filed on behalf of PRHTA, resulting in an automatic stay of litigation against the Commonwealth and PRHTA (respectively). On May 17, 2017, the court issued an order staying this case until further order of the court. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC's joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be further stayed.
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
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York, No. 1:17-cv-03804, filed May 2, 2017). On May 2, 2017, AAC filed a complaint in New York State Supreme Court, New York County, against the trustee for the COFINA bonds, Bank of New York Mellon ("BNY"), alleging breach of fiduciary, contractual, and other duties for failing to adequately and appropriately protect the holders of certain AAC-insured senior COFINA bonds. On May 19, 2017, BNY filed a notice of removal of this action from New York state court to the United States District Court for the Southern District of New York. On May 30, 2017, the United States District Court for the District of Puerto Rico entered an order in an adversary proceeding brought by BNY (No. 1:17-ap-00133) staying this litigation pending further order of the court. The COFINA Plan became effective on February 12, 2019, and, pursuant to the District Court’s confirmation order, this litigation was permitted to continue, with AAC’s claims against BNYM being limited to those for gross negligence, willful misconduct and intentional fraud. Following confirmation of the COFINA Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On April 12, 2019, the Oversight Board and AAFAF moved to dismiss these appeals as equitably moot because the COFINA Plan has been consummated. On February 8, 2021, the First Circuit dismissed the appeals of the confirmation order. On November 17, 2021, the District Court denied as moot BNY's motion to transfer venue to the District of Puerto Rico and continued the stay of the action.
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the Committee, as Plaintiffs, filed a complaint against the Puerto Rico Public Buildings Authority (“PBA”) seeking declaratory judgment that the leases between PBA and its lessees-many of whom are agencies and instrumentalities of the Commonwealth-are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On March 12, 2019, AAC and other interested parties were permitted to intervene in order to argue that the PBA leases are valid leases, and are entitled to administrative expense treatment under the Bankruptcy Code. On June 16, 2019, the Oversight Board announced that it had entered into a plan support agreement ("PSA") with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this adversary proceeding. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On September 27, 2019, the Oversight Board filed a joint plan of adjustment and disclosure statement for the Commonwealth, PBA, and the Employees’ Retirement System for Puerto Rico. On February 9, 2020, the Oversight Board executed a new plan support agreement with additional creditors (the “Amended PSA”) and announced that it intended to file, and to seek to confirm, the Commonwealth Plan. On March 10, 2020, the District Court ordered that this case be stayed while the Oversight Board attempted to confirm the Commonwealth Plan. The Commonwealth Plan resolves this litigation. Following confirmation of the Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1 and 4, 2022, the Teachers’ Unions, APJ, and the Credit Unions moved for a stay of the confirmation order while this appeal is pending. On February 9 and February 11, 2022, a number of parties—including AAC—filed oppositions to the stay motions,
| Ambac Financial Group, Inc. 131 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019) (“GO Bond Claim Objection”). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by AAC. The court subsequently ordered certain consolidated procedures permitting parties in interest an opportunity to participate in litigation of the objection. On April 11, 2019, AAC filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On June 16, 2019, the Oversight Board announced that it had entered into a PSA with certain general obligation and PBA bondholders that includes a proposed resolution of claim objections to and issues surrounding both general obligation and PBA bonds, including a proposed settlement of this omnibus claim objection. On June 25, 2019, the Oversight Board moved to stay proceedings related to this omnibus claim objection while it pursues confirmation of the plan contemplated in the PSA. On July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On February 5, 2020, certain parties filed motions to dismiss the claim objection. On February 9, 2020, the Oversight Board executed the Amended PSA and announced that it intended to file, and to seek to confirm, the Commonwealth Plan. Additional motions to dismiss were filed on February 19, 2020. On March 10, 2020, the District Court ordered that this matter remain stayed while the Oversight Board attempted to confirm the Commonwealth Plan. On July 19, 2020, the Committee filed a motion to lift the stay on this claim objection in light of the changes to the fiscal plan and likely changes to the Commonwealth Plan in light of COVID-19. On September 1, 2020, AAC filed a partial joinder to the Committee’s motion. On September 17, 2020, the District Court denied the Committee’s motion without prejudice, indicating that the stay likely would remain in place until at least March 2021. On October 1, 2020, the Committee moved the District Court to reconsider its denial of the Committee’s motion to lift the stay in light of materials released by the parties to the Amended PSA that the Committee argued demonstrate a lack of agreement between those parties. On October 5, 2020, the District Court denied the Committee’s motion for reconsideration. On October 16, 2020, the Committee appealed to the First Circuit the District Court’s order denying the Committee’s motion to lift the stay on its claim objection. On February 22, 2021, the First Circuit dismissed the appeal. Following the filing of several revised versions of the Commonwealth Plan, the Court held a confirmation hearing in November 2021. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan, as amended, and entered its findings of fact and conclusions of law related thereto. The Commonwealth Plan resolves the GO Bond Claim Objection. Following confirmation of the Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1 and 4, 2022, the Teachers’ Unions, APJ, and the Credit Unions moved for a stay of the confirmation order while this appeal is pending. On February 9 and February 11, 2022, a number of parties—including AAC—filed oppositions to the stay motions, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, AAC filed a motion seeking an order that the automatic stay does not apply to certain lawsuits AAC seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of AAC's collateral. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First Circuit. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRIFA bond trustee jointly moved to stay this motion as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this motion be stayed. The
| Ambac Financial Group, Inc. 132 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Commonwealth Plan and the PRIFA QM (defined below) resolve the PRIFA Stay Motion. Following confirmation of the Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1 and 4, 2022, the Teachers’ Unions, APJ, and the Credit Unions moved for a stay of the confirmation order while this appeal is pending. On February 9 and February 11, 2022, a number of parties—including AAC—filed oppositions to the stay motions, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Assured Guaranty Corp., Assured Municipal Corp., National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First Circuit. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRHTA fiscal agent jointly moved to stay this motion as a result of the PRIFA Settlement and
AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this motion be stayed. The Commonwealth Plan resolves the PRHTA Stay Motion. Following confirmation of the Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1 and 4, 2022, the Teachers’ Unions, APJ, and the Credit Unions moved for a stay of the confirmation order while this appeal is pending. On February 9 and February 11, 2022, a number of parties—including AAC—filed oppositions to the stay motions, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16, 2020) (“PRCCDA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the PRCCDA bond trustee, filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds, but found that the movants had stated a colorable claim that a certain account was the “Transfer Account” on which movants hold a lien. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds, and found that a final determination on issues related to the identity of the Transfer Account would be made in the decision on the motions for summary judgment issued in the PRCCDA-related adversary proceeding, No. 20-ap-00004. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this
| Ambac Financial Group, Inc. 133 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this motion as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this motion be stayed. The Commonwealth Plan and the PRCCDA QM (defined below) resolve the PRCCDA Stay Motion. Following confirmation of the Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1 and 4, 2022, the Teachers’ Unions, APJ, and the Credit Unions moved for a stay of the confirmation order while this appeal is pending. On February 9 and February 11, 2022, a number of parties—including AAC—filed oppositions to the stay motions, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
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
Ambac Assurance Corporation v. Autopistas Metropolitanas de Puerto Rico, LLC (United States District Court, District of Puerto Rico, No. 3:20-cv-01094, filed February 19, 2020). On February 19, 2020, AAC filed a complaint in the U.S. District Court for the District of Puerto Rico, against Autopistas Metropolitanas de Puerto Rico, LLC (“Metropistas”), which holds a concession from PRHTA for two Puerto Rico highways, PR-5 and PR-22, in connection with a 10-year extension of the concession that was entered into in April 2016. The complaint includes claims for fraudulent conveyance and unjust enrichment, alleging that the consideration paid by Metropistas for the extension was less than reasonably equivalent value and most of the benefit of such payment was received by the Commonwealth instead of PRHTA. AAC also seeks a declaratory judgment that it has a valid and continuing lien on certain toll revenues that are being collected by Metropistas. On March 31, 2020, the Oversight Board filed a motion before the Title III Court seeking an order directing Ambac to withdraw its complaint. On April 20, 2020, the District Court ordered this case stayed pending briefing before the Title III Court on the Oversight Board’s motion to withdraw. On June 16, 2020, the Title III Court ordered AAC to withdraw its complaint. AAC withdrew its complaint on June 23, 2020, and noticed an appeal from the Title III Court’s order to withdraw on June 30, 2020. AAC’s opening appeal brief was filed before the First Circuit on October 19, 2020; briefing was completed on February 12, 2021, and oral argument was held on March 8, 2021. On August 2, 2021, the Oversight Board, AAC, and Metropistas jointly moved to stay this appeal as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 4, 2021, the First Circuit ordered that this appeal be stayed. On January 25, 2022, the First Circuit granted the parties’ request for a continuation of the stay pending the consummation of certain transactions contemplated by the PRHTA/PRCCDA Settlement.
Ambac Assurance Corporation v. Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 3:20-ap-00068, filed May 26, 2020). On May 26, 2020, AAC filed an adversary complaint before the Title III Court seeking (i) a declaration that titles I, II, and III of PROMESA are unconstitutional because they violate the Bankruptcy Clause of the U.S. Constitution (which requires all bankruptcy laws to be uniform) and (ii) dismissal of the pending Title III petitions. On August 17, 2020, the Oversight Board filed a motion to dismiss the complaint; on August 18, 2020, the Official Committee of Retired Employees of the Commonwealth of Puerto Rico (the “Retiree Committee”) and the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) filed joinders to the motion to dismiss. The United States filed a memorandum of law in support of the constitutionality of PROMESA on October 2, 2020. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA
| Ambac Financial Group, Inc. 134 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. The Commonwealth Plan resolves this litigation. Following confirmation of the Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1 and 4, 2022, the Teachers’ Unions, APJ, and the Credit Unions moved for a stay of the confirmation order while this appeal is pending. On February 9 and February 11, 2022, a number of parties—including Ambac—filed oppositions to the stay motions, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
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
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Objection of Ambac Assurance Corporation, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claim Asserted by the Official Committee of Retired Employees of the Commonwealth of Puerto Rico Appointed in the Commonwealth’s Title III Case (Dkt. No. 16884, filed June 3, 2021) (“Pension Claim Objection”). On June 3, 2021, AAC filed a claim objection in the Commonwealth’s Title III case challenging the amount of the claim filed by the Retiree Committee against the Commonwealth, which asserted pension liabilities of at least $58.5 billion. AAC contended that this asserted pension liability was overstated by at least $9 billion, and sought disallowance of the Retiree Committee’s proof of claim to the extent of the overstatement. On June 17, 2021, the Oversight Board and the Retiree Committee each indicated an intention to move to terminate the Pension Claim Objection. The Oversight Board contended that AAC lacked standing to bring the Pension Claim Objection and that the objection is moot; the Retiree Committee contended that the Pension Claim Objection should be addressed at confirmation. AAC responded on June 21, 2021. On June 22, 2021, the District Court denied the Pension Claim Objection without prejudice, directing the parties to meet and confer on an appropriate schedule for litigating the issues underlying the Pension Claim Objection. On August 2, 2021, the Oversight Board and AAC jointly moved to stay this matter as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this matter be stayed. The Commonwealth Plan resolves this matter. Following confirmation of the Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1 and 4, 2022, the Teachers’ Unions, APJ, and the Credit Unions moved for a stay of the confirmation order while this appeal is pending. On February 9 and February 11, 2022, a number of parties—including Ambac—filed oppositions to the stay motions, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
In re Puerto Rico Infrastructure Financing Authority (United States District Court, District of Puerto Rico, No. 21-cv-1492) (the “PRIFA Title VI Proceedings”). On October 8, 2021, the Oversight Board filed its application for approval of the proposed Title VI Qualifying Modification for PRIFA (the “PRIFA QM”). The hearing to consider approval of the PRIFA QM was held on November 23, 2021. On January 20, 2022, the Court entered orders approving the PRIFA QM and directing the closure of the PRIFA Title VI Proceedings.
In re Puerto Rico Convention Center District Authority (United States District Court, District of Puerto Rico, No. 21-cv-1493) (the “PRCCDA Title VI Proceedings”). On October 8, 2021, the Oversight Board filed its application for approval of the proposed Title VI Qualifying Modification for PRCCDA (the “PRCCDA QM”). The hearing to consider approval of the PRCCDA QM was held on November 23, 2021. On January 20, 2022, the Court entered orders approving the PRCCDA QM and directing the closure of the PRCCDA Title VI Proceedings.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03283), Monolines’ Reply to the Objection of the DRA Parties to the Seventh Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico et al. (Dkt.
| Ambac Financial Group, Inc. 135 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
No. 18873, filed October 27, 2021). On July 30, 2021, the Oversight Board filed the Seventh Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico et al. (the “Seventh Amended Plan”) (Dkt. No. 17627). On October 8, 2021, the Oversight Board filed the Proposed Order and Judgment Confirming Seventh Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, et al. (the “Proposed Confirmation Order”) (Dkt. No 18447). On October 19, 2021, the GDB Debt Recovery Authority and Cantor-Katz Collateral Monitor LLC (together, the “DRA Parties”) filed their objection to the Seventh Amended Plan (Dkt. No. 18590). On October 27, 2021, AAC joined the Monolines in filing a reply in response to the DRA Parties’ objection to the Seventh Amended Plan. On November 5, 2021, the Oversight Board filed a motion notifying the court of its settlement with the DRA Parties. The motion requested that the court change the DRA Parties’ votes to reflect their acceptance of the plan and attached a stipulation providing, among other things, that the DRA Parties would withdraw their confirmation objections. On November 8, 2021, the District Court entered an order granting the motion requesting to change the DRA Parties’ votes, and the DRA Parties withdrew their plan objection and related filings.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03283), Monolines’ Reply to Underwriter Defendants’ Objection to Plan and Proposed Confirmation Order (Dkt. No. 18871), filed October 27, 2021). On July 30, 2021, the Oversight Board filed the Seventh Amended Plan. On October 8, 2021, the Oversight Board filed the Proposed Confirmation Order. On October 19, 2021, certain banks, underwriters, and professionals involved in the underwriting of bonds issued or guaranteed by the Commonwealth and its instrumentalities (the “Underwriter Defendants”) filed their objection to the Seventh Amended Plan and Proposed Confirmation Order (Dkt. No. 18587). On October 27, 2021, AAC and FGIC filed their reply in response to the Underwriter Defendants’ objection. Following the filing of several revised versions of the Commonwealth Plan, the Court held a confirmation hearing in November 2021. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan, as amended, and entered its findings of fact and conclusions of law related thereto. Following confirmation of the Commonwealth Plan, several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals. On February 1 and 4, 2022, the Teachers’ Unions, APJ, and the Credit Unions moved for a stay of the confirmation order while this appeal is pending. On February 9 and February 11, 2022, a number of parties—including Ambac—filed oppositions to the stay motions, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On February 11, 2022, the District Court entered an order granting APJ’s motion for voluntary dismissal of its appeal. The District Court has taken the remaining stay motions on submission. On February 17, 2022, the Oversight Board filed a notice of appeal of the District Court’s confirmation order, seeking review of the District Court’s finding regarding the nondischargeability of certain claims arising under the Takings Clause of the U.S. Constitution.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03567). On May 21, 2017, the Oversight Board filed a petition to adjust PRHTA’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against PRHTA.
RMBS Litigation
In connection with AAC’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, AAC has filed various lawsuits:
•Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, Case No. 651217/2012, filed April 16, 2012). AAC has asserted claims for breach of contract, fraudulent inducement, indemnification, reimbursement and has requested the repurchase of loans that breach representations and warranties as required under the contracts. On July 18, 2013 the court granted in part and denied in part Defendants’ motion to dismiss (filed on July 13, 2012). The court dismissed AAC’s claims for indemnification and limited AAC’s claim for breach of loan-level warranties to the repurchase protocol, but denied dismissal of AAC’s other contractual claims and fraudulent inducement claim. Discovery has been completed. AAC’s deadline to file a note of issue is April 28, 2022, and summary judgment motions are due on June 27, 2022.
•Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). AAC’s Second Amended Complaint, filed on May 28, 2013, asserted claims against Countrywide and Bank of America (as successor to Countrywide’s liabilities) for, among other things, breach of contract and fraudulent inducement. In August and October 2018, Defendants filed various pre-trial motions, including a motion seeking to limit the loans for which AAC may seek to recover damages. On December 30, 2018, the court denied all of these pre-trial motions in their entirety and Defendants appealed. On September 17, 2019, the First Department affirmed in part and reversed in part the trial court’s rulings. As part of this decision, the First Department affirmed the denial of the motion seeking to limit the loans for which AAC may seek to recover damages. An appeal is currently pending at the New York Court of Appeals in an unrelated RMBS case involving a similar issue. On October 17, 2019, Countrywide filed a motion for leave to appeal certain issues to the New York Court of Appeals and for reargument or leave to appeal certain other issues. On January 16, 2020, the First Department recalled and
| Ambac Financial Group, Inc. 136 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
vacated its September 17, 2019 decision and order and substituted a new decision and order. On the same date, the First Department denied Countrywide’s motion seeking leave to appeal, without prejudice to seeking such leave from the reissued decision and order. On January 30, 2020, Countrywide filed a new motion for leave to appeal the First Department’s denial of its motions, which AAC opposed. On June 11, 2020, the First Department denied Countrywide’s motion for leave to appeal. On January 14, 2020, the trial court granted AAC’s motion to supplement and amend certain of its expert reports. After supplemental expert discovery, on August 12, 2020, Countrywide filed a motion to dismiss, or in the alternative for summary judgment on, AAC’s fraud claim and on December 4, 2020, the Court granted Countrywide’s motion, resulting in dismissal of AAC's fraud claim. On May 11, 2021, the First Department affirmed the dismissal of AAC’s fraud claim. Trial of this matter is scheduled to commence on September 7, 2022.
•Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). AAC has asserted claims for material breach of contract and has requested the repurchase of loans that breach representations and warranties under the contracts. AAC also asserted alter ego claims against Nomura Holding America, Inc. Defendants filed a motion to dismiss on July 12, 2013. On September 22, 2014, plaintiffs filed an amended complaint which added (in addition to the claims previously asserted) a claim for fraudulent inducement. On October 31, 2014 defendants filed a motion to strike the amended complaint and on November 10, 2014 also filed a motion to dismiss the fraudulent-inducement claim. On June 3, 2015, the court denied defendants’ July 2013 motion to dismiss AAC’s claim for breaches of representations and warranties, but granted the defendants’ motion to dismiss AAC’s claims for breach of the repurchase protocol and for alter ego liability against Nomura Holding. On December 29, 2016, the court denied Nomura’s motion to strike AAC’s amended complaint and its motion to dismiss the fraudulent-inducement claim. Nomura appealed the June 2015 decision to the extent it denied its motion to dismiss, filing its opening appellate brief on March 23, 2017. On December 7, 2017, the First Department affirmed the trial court’s June 3, 2015 decision. On August 25, 2021, AAC filed a note of issue demanding a jury for its fraud claim and a bench trial for its breach-of-contract claim. On August 31, 2021, Nomura filed a jury demand for AAC’s breach-of-contract claim. On December 21, 2021, the parties filed motions for summary judgment.
•Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Supreme Court of the State of New York, County of New York, Case No. 652321/2015, filed on June 30, 2015). On June 30, 2015, AAC and the Segregated Account filed a Summons with Notice in New York Supreme Court (the “2015 New York Action”), asserting claims identical to claims they asserted in a litigation filed on December 30, 2014 in Wisconsin Circuit Court for Dane County, Case No 14 CV 3511 (the “Wisconsin Action”). Specifically, in each action AAC asserted a claim for fraudulent inducement in connection with its issuance of insurance policies relating to five residential mortgage-backed securitizations that are not the subject of AAC’s previously filed lawsuit against the same defendant. On July 21, 2015, plaintiffs filed a complaint in the 2015 New York Action and a motion to stay the 2015 New York Action pending appeal and litigation of the Wisconsin Action. Countrywide opposed plaintiffs’ motion to stay and on August 10, 2015, Countrywide filed a motion to dismiss the complaint. On September 20, 2016, the court granted AAC’s motion to stay and held Countrywide’s motion to dismiss in abeyance pending resolution of the Wisconsin Action. Following the dismissal of the Wisconsin Action on March 13, 2018, the court in the 2015 New York Action vacated its stay on March 30, 2018, and restored Countrywide’s motion to dismiss to the calendar. On December 8, 2020, the court granted Countrywide’s motion to dismiss the complaint. AAC filed a notice of appeal from this decision on January 7, 2021. The court entered judgment in Countrywide’s favor on January 29, 2021 and AAC filed a notice of appeal from the judgment on February 2, 2021. On February 8, 2022, the decision granting the motion to dismiss was affirmed.
•Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 653979/2014, filed on December 30, 2014). AAC asserted a claim for fraudulent inducement in connection with AAC’s issuance of insurance policies relating to eight residential mortgage-backed securitizations that are not the subject of AAC’s previously filed lawsuits against the same defendants. On February 20, 2015, the Countrywide defendants filed a motion to dismiss the complaint, which Bank of America joined on February 23, 2015. On December 20, 2016, the court denied defendants’ motion to dismiss. Discovery has been completed, and AAC filed a note of issue on November 30, 2021. Countrywide filed a motion for summary judgment on February 18, 2022, which will be fully submitted on or about May 4, 2022.
•Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 18-cv-5182 (LGS), filed June 8, 2018 (the “SDNY Action”)); In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). These two actions relate to U.S. Bank National Association’s (“U.S. Bank”) acceptance of a proposed settlement in a separate litigation that U.S. Bank is prosecuting, as trustee, related to the Harborview Mortgage Loan Trust, Series 2005-10 (“Harborview 2005-10”), a residential mortgage-backed securitization for which AAC issued an insurance policy. On March 6, 2017, U.S. Bank filed a petition commencing the Minnesota Action, a trust instruction proceeding in Minnesota state court concerning
| Ambac Financial Group, Inc. 137 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
the proposed settlement, and on June 12, 2017, U.S. Bank filed an amended petition.  AAC filed a motion to dismiss the Minnesota Action, which was denied on November 13, 2017, and the denial was affirmed on appeal. On September 6, 2018, U.S. Bank filed its Second Amended Petition, and AAC and certain other certificateholders objected to, or otherwise responded to, the petition. On January 14, 2022, U.S. Bank filed its Third Amended Petition. Trial is scheduled for May 2, 2022. On June 8, 2018, AAC filed the SDNY Action asserting claims arising out of U.S. Bank’s acceptance of the proposed settlement and treatment of trust recoveries. AAC asserted claims for declaratory judgment, breach of contract, and breach of fiduciary duty. On July 16, 2019, the court dismissed AAC's breach-of-contract and breach-of-fiduciary-duty claims based on U.S. Bank's acceptance of the settlement; and dismissed AAC's declaratory judgment claims regarding the occurrence of an Event of Default and U.S. Bank's future distribution of trust recoveries through the waterfall. The court denied the motion to dismiss AAC's breach-of-contract claims based on U.S. Bank's past distribution of trust recoveries through the waterfall. On January 17, 2020, U.S. Bank moved for summary judgment regarding the remaining claim relating to distributions. On February 7, 2020, AAC cross-moved for summary judgment. On December 7, 2020, the court issued a decision granting in part and denying in part the parties’ cross-motions for summary judgment. The court granted U.S. Bank’s motion for summary judgment with respect to Ambac’s repayment right in the trust waterfall, and granted Ambac’s motion for summary judgment with respect to the use of a write-up first method and the offsetting of recoveries against realized losses. On December 22, 2020, the court entered final judgment consistent with its prior decisions, and awarded AAC nominal damages. On January 12, 2021, AAC appealed that judgment. On December 20, 2021, Second Circuit Court of Appeals affirmed the district court's decision.
•Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). AAC has asserted claims for breach of contract, breach of fiduciary duty, declaratory judgment, and violation of the Streit Act in connection with defendant’s failure to enforce rights and remedies and defendant’s treatment of trust recoveries, as trustee of five residential mortgage-backed securitizations for which AAC issued insurance policies. On September 15, 2017, U.S. Bank filed a motion to dismiss. On June 29, 2018, the court granted in part and denied in part U.S. Bank’s motion to dismiss. The court dismissed the breach-of-fiduciary duty claim in part as duplicative of the breach-of-contract claim; dismissed the breach-of-contract claim as untimely only to the extent that it was premised on U.S. Bank's obligation to certify that mortgage documents were properly delivered to the Trusts; dismissed the Streit Act claims; and otherwise denied the motion to dismiss. Fact discovery and Phase 1 expert discovery have concluded, and the parties filed partial summary judgment motions on Phase 1 issues on November 9, 2021. Briefing on those motions has been completed.
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
| Ambac Financial Group, Inc. 138 2021 FORM 10-K |

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
Ambac’s Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO. Ambac’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021 and, the CEO and CFO have concluded that at that date Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Ambac management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluations, Ambac's management have concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control - Integrated Framework. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which expressed an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any significant change to our internal controls over financial reporting despite the fact that our employees are, at times, working remotely due to the COVID-19 pandemic. We are continually monitoring and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Item 9B.    Other Information
Pursuant Ambac’s director compensation program, non-employee directors receive both cash and restricted stock units. The restricted stock units are awarded on a quarterly basis on or about the second business day following the issuance of the Company quarterly earnings release. These quarterly grants vest on the one-year anniversary of the grant date, subject to accelerated vesting in certain circumstances. In February of 2022, the Governance and Nominating Committee recommended, and the Board of Directors approved, a change to fix the quarterly grant dates to be the first business day of each calendar quarter. This change in the timing of the grant dates will commence on April 1, 2022.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to AFG’s executive officers and directors, including its audit committee and audit committee financial experts will be in AFG’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2021 (the “2022 Proxy Statement”) and is incorporated herein by reference.
Ambac has a Code of Business Conduct which promotes management’s commitment to integrity and expresses Ambac’s standards for ethical behavior by providing guidelines for
| Ambac Financial Group, Inc. 139 2021 FORM 10-K |

handling business situations appropriately. This code can be found on Ambac’s website at www.ambac.com on the “Environmental, Social & Governance” page under "Governance Documents." Ambac will disclose on its website any amendment to, or waiver from, a provision of its Code of Business Conduct that applies to its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer. Ambac’s corporate governance guidelines and the charters for the committees of the Board of Directors are also available on our website under the “Governance Documents” page.
Item 11.    Executive Compensation
Information relating to Ambac’s executive officer and director compensation will be in the 2022 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of AFG’s common stock and information relating to the security ownership of AFG’s management will be in the 2022 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2021, regarding securities issued under our 2013 Incentive Compensation Plan and 2020 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Third Column)
Equity compensation plans approved by security holders	2013 Incentive Compensation Plan (1)	2,024,480	$0.00	—
	2020 Incentive Compensation Plan (1)	1,281,048	$0.00	1,255,643(4)
Equity compensation plans not approved by security holders	None	---	---	---
Total		3,305,528(2) (3)	$0.00 (5)	1,255,643(4)
(1)    Our 2020 Incentive Compensation Plan ("2020 Plan") was approved by the stockholders of AFG on June 2, 2020, as a successor to our 2013 Incentive Compensation Plan ("2013 Plan") which was approved on December 18, 2013. Effective June 2, 2020, awards may no longer be granted under the 2013 Plan; authorized and unissued shares under the 2013 Plan are available for issuance under the 2020 Plan.
(2)    Represents, as of December 31, 2021, the number of outstanding restricted stock unit awards and the maximum number of performance stock units that may be issued if certain performance goals are achieved. Refer to Note 17. Employment Benefit Plans to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for a description of the grants made under our 2013 and 2020 Incentive Compensation Plans. This amount includes 837,070 restricted stock units and 2,082,199 performance stock units which are based on the maximum number of shares potentially payable under the awards. Maximum number of shares potentially payable under performance awards is 220% of target.
(3)    Each restricted stock unit and performance stock unit awarded under our 2013 and 2020 Incentive Compensation Plans was granted at no cost to the persons receiving them. Restricted stock units represent the contingent right to receive the equivalent number of shares of AFG common stock and may vest after the passage of time. Performance stock units represent the contingent right to receive a number of shares of AFG common stock up to 220% of the number of units granted depending upon the achievement of certain company-wide performance goals at the end of a specified performance period.
(4)     Represents the number of securities remaining available for future issuance under compensation plans assuming the maximum number of shares are issued on settlement of performance stock units. The number of securities remaining available for future issuance under compensation plans assuming the target number of shares are issued on settlement of performance stock units would be 2,691,618.
(5)    There are no outstanding options as of December 31, 2020. Performance shares and restricted stock units are not included in determining weighted-average price as they have no exercise price.
| Ambac Financial Group, Inc. 140 2021 FORM 10-K |

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to Ambac with respect to certain relationships and related transactions and director independence will be in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be in the 2022 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    Documents filed as a part of this report:
1.    Financial Statements
The consolidated financial statements included in Part II, Item 8 above are filed as part of this Annual Report on Form 10-K.
2.    Financial Statement Schedules
The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:
(b)    Exhibits

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
(3) Articles of Incorporation and bylaws:
3.1	Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc.	8-A	05/01/13	3.2
3.2	Amended By-Laws of Ambac Financial Group, Inc.	10-K	03/02/20	3.2
(4) Instruments defining the rights of security holders, including indentures:
4.1	Description of Capital Stock	8-A	05/01/13
4.2	Specimen form of common stock certificate	8-A	05/01/13	4.1
4.3	Warrant Agreement between Ambac Financial Group, Inc. and Computershare Inc.	8-A	05/01/13	4.2
4.4	Specimen form of warrant certificate (included in Exhibit 4.2)
4.5	Fiscal Agency Agreement, dated as of July 19, 2010, by and between the Segregated Account of Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-K	03/03/14	4.10
4.6	Form of Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation.(included in Exhibit 4.9)
4.7	Fiscal Agency Agreement, dated as of June 7, 2010, by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	8-K	06/08/10	10.3
4.8	Amendment dated as of October 3, 2014 to Fiscal Agency Agreement dated as of June 7, 2010 by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-Q	11/09/15	4.1
4.9	Indenture (including the form of Notes), dated as of July 6, 2021, between Sitka Holdings, LLC and The Bank of New York Mellon, as trustee and note collateral agent	8-K	07/06/21	4.1
| Ambac Financial Group, Inc. 141 2021 FORM 10-K |

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
4.10	Promissory Note and Security Agreement issued by Ambac Assurance Corporation in favor of Sitka Holdings, LLC	8-K	07/06/21	4.3
(10) Material contract and management compensation plans and arrangements:
10.1	Ambac Financial, Group, Inc.’s Incentive Compensation Plan	DEF 14A	11/08/13	A
10.2	Ambac Financial Group, Inc.'s Long-Term Incentive Compensation Plan	10-Q	08/11/14	10.1
10.3	Form of Amended and Restated Restricted Stock Unit Award Letter for executive officers	10-K	03/03/14	10.4
10.4	Form of Equity Award Letter for directors	10-K	03/03/14	10.5
10.5	Closing Agreement between Ambac Financial, Group, Inc. and Commissioner of Internal Revenue, dated April 30, 2013	8-K	05/03/13	10.2
10.6	Form of Expense Sharing and Cost Allocation Agreement among Ambac Assurance Corporation, Ambac Financial Group, Inc. and their respective subsidiaries and affiliates	8-K	09/27/11	10.2
10.7	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	03/16/11	10.34
10.8	Settlement, Discontinuance and Release Agreement, dated as of March 1, 2011, by and among One State Street, LLC, Ambac Financial Group, Inc., Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation	10-K	03/16/11	10.33
10.9	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products LLC, Ambac Financial Group, Inc. and the parties listed on Schedule A thereto	10-Q	11/15/10	10.1
10.10	Ambac Financial Group, Inc. Severance Pay Plan (Applicable to termination on or after December 16, 2021)				X
10.11	Lease Modification dated as of September 8, 2015 to the Lease dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	02/29/16	10.27
10.12	Employment Agreement dated as of November 1, 2016 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and David Trick	10-Q	11/03/16	10.2
10.13	Employment Agreement dated as of December 8, 2016, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc	8-K	12/13/16	10.1
10.14	Employment Agreement dated as of January 4, 2017 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Stephen Ksenak	8-K	01/06/17	10.1
10.15	Rehabilitation Exit Support Agreement, by and among Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain holders of Ambac Assurance Corporation’s 5.1% Surplus Notes due 2020 and certain holders of Ambac Assurance Corporation’s deferred payment obligations, dated as of July 19, 2017	8-K	07/20/17	10.1
10.16	Tier 2 Commitment Letter, dated as of July 19, 2017 from funds affiliated with or managed by investors party thereto	8-K	07/20/17	10.2
10.17	First Amendment to the Rehabilitation Exit Support Agreement, by and among Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain holders of Ambac Assurance Corporation’s 5.1% Surplus Notes due 2020 and certain holders of Ambac Assurance Corporation’s deferred payment obligations, dated as of September 21, 2017	8-K	09/26/17	10.1
10.18	Second Amended Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation dated September 25, 2017, and effective as of February 12, 2018	10-K	02/28/18	10.38
10.19	Order Granting the Rehabilitator’s Motion to Further Amend the Plan of Rehabilitation and confirming the Second Amended Plan of Rehabilitation, as amended, Case No. 10-CV-1576 (Dane County, Wisconsin) dated January 22, 2018	10-K	02/28/18	10.39
| Ambac Financial Group, Inc. 142 2021 FORM 10-K |

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.20	Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of the Rehabilitation of the Segregated Account of Ambac Assurance Corporation effective as of February 12, 2018	10-K	02/28/18	10.40
10.21	Amendment No. 1 to the Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of the Rehabilitation of the Segregated Account of Ambac Assurance Corporation effective as of February 12, 2018	10-K	02/28/19	10.37
10.22	Preferred Stock Repurchase and Support Agreement dated as of June 22, 2018, by and among Ambac Assurance Corporation (“AAC”), Ambac Financial Group, Inc. and the holders of one or more series of the AAC’s outstanding Auction Market Preferred Shares	8-K	06/25/18	10.1
10.23	Form of 2019 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/09/19	10.1
10.24	Form of 2019 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/09/19	10.2
10.25	Form of 2019 Deferred Stock Unit Award Agreement between Ambac Financial Group, Inc. and each of the Company’s executive officers	10-Q	05/09/19	10.5
10.26	Form of 2019 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	08/08/19	10.1
10.27	Form of 2019 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	08/08/19	10.2
10.28	SUBLEASE dated as of January 30, 2019, between Advance Magazine Publishers Inc. (D/B/A CONDE NAST), and Ambac Assurance Group Corporation	10-K	03/02/20	10/45
10.29	Amended and Restated Employment Agreement dated as of February 27, 2020, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc	10-K	03/02/20	10.46
10.30	2020 Incentive Compensation Plan	Def 14A	04/15/20	Ex. B
10.31	Purchase Agreement, by and among, Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain funds or accounts affiliated with or managed by CVC Credit Partners, LLC, CVC Credit Partners Investment Management Limited and EJF Capital LLC, dated as of January 19, 2021	8-K	01/25/21	10.1
10.32	Form of 2020 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/11/20	10.1
10.33	Form of 2020 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/11/20	10.2
10.34	Form of 2020 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/11/20	10.3
10.35	Form of 2020 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/11/20	10.4
10.36	Form of 2021 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/21	10.1
10.37	Form of 2021 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/10/21	10.2
10.38	Form of 2021 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/21	10.3
| Ambac Financial Group, Inc. 143 2021 FORM 10-K |

Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.39	Form of 2021 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/10/21	10.4
10.40	Executive Stock Deferral Plan dated June 24, 2021	8-K	06/30/21	10.1
10.41	Financial Guaranty Insurance Policy, dated July 6, 2021, issued by Ambac Assurance Corporation	8-K	07/06/21	10.1
10.42	Collateral Agreement, dated as of July 6, 2021, made by Sitka Holdings, LLC in favor of The Bank of New York Mellon, as note collateral agent and trustee	8-K	07/06/21	10.2
(99) Additional exhibits
99.1	Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc., effective as of May 1, 2013	10-K	03/03/14	99.3
Other exhibits, filed or furnished, as indicated:
21.1	List of Subsidiaries of Ambac Financial Group, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney for directors of Ambac Financial Group, Inc.				X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

++ Furnished herewith.
| Ambac Financial Group, Inc. 144 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
Other Than Investments in Related Parties
December 31, 2021

Type of Investment ($ in millions)	Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Municipal obligations	$315	$340	$340
Corporate obligations	612	613	613
Foreign obligations	89	87	87
U.S. government obligations	60	60	60
Residential mortgage-backed securities	182	252	252
Collateralized debt obligations	128	128	128
Other asset-backed securities	234	265	265
Short-term	520	519	519
Other(1)	594	683	690
Total	$2,734	$2,947	$2,955
(1)     Excluded from the estimated fair value amount are equity securities with a carrying value of $8 as of December 31, 2021, that do not have readily determinable fair values and are carried on the balance sheet at cost, less impairment, and adjusted to fair value when observable price changes in identical or similar investments from the same issuer occur, as permitted under the Investments — Equity Securities Topic of the ASC
| Ambac Financial Group, Inc. 145 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Balance Sheets

($ in millions, except share data) December 31,	2021	2020
Assets:
Fixed maturity securities, at fair value (amortized cost: 2021—$130 and 2020—$76)	$119	$66
Short-term investments, at cost (approximates fair value)	124	229
Other investments	11	54
Total investments (net of allowance for credit losses of: 2021— $3 and 2020 — $2)	254	349
Cash	1	7
Investment in subsidiaries	769	714
Investment income due and accrued	1	—
Other assets	17	13
Total assets	$1,041	$1,082
Liabilities and Stockholders' Equity:
Liabilities:
Current taxes	$1	$—
Accounts payable and other liabilities	2	2
Total liabilities	3	3
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,477,068 and 45,865,081	—	—
Additional paid-in capital	257	242
Accumulated other comprehensive income (loss)	58	79
Retained earnings	726	759
Treasury stock, shares at cost: 172,929 and 55,942	(3)	(1)
Total Ambac Financial Group, Inc. stockholders’ equity	1,038	1,080
Total liabilities and stockholders’ equity	$1,041	$1,082
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.
| Ambac Financial Group, Inc. 146 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Comprehensive Income

($ in millions) Year Ended December 31,	2021	2020	2019
Revenues:
Investment income	$10	$13	$19
Other income	—	(1)	(2)
Net investment gains (losses), including impairments	(5)	(1)	(2)
Total revenues	5	12	18
Expenses:
Operating expenses	19	19	16
Total expenses	19	19	16
Income (loss) before income taxes and equity in undistributed net loss of subsidiaries	(14)	(7)	2
Federal income tax provision (benefit)	2	—	(5)
Income (loss) before net income (loss) of subsidiaries	(16)	(7)	7
Net loss of subsidiaries	(1)	(430)	(223)
Net income (loss)	$(17)	$(437)	$(216)

Other comprehensive income (loss), after tax:
Net income (loss)	$(17)	$(437)	$(216)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(2), $1 and $(8)	(12)	15	65
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0 and $0	(8)	23	26
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0, $0 and $0	(1)	1	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0 and $0	(1)	(3)	(1)
Total other comprehensive income (loss)	(21)	37	91
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$(38)	$(400)	$(125)
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.
| Ambac Financial Group, Inc. 147 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Stockholders' Equity

($ in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2019	$1,592	$1,421	$(49)	$—	$—	$219	$—
Total comprehensive income (loss)	(125)	(216)	91	—	—	—	—
Stock-based compensation	12	—	—	—	—	12	—
Cost of shares (acquired) issued under equity plan	(3)	(3)	—	—	—	—	—
Balance at December 31, 2019	$1,477	$1,203	$42	$—	$—	$232	$—
Total comprehensive income (loss)	(400)	(437)	37	—	—	—	—
Adjustment to initially apply ASU 2016-13	(4)	(4)	—	—	—	—	—
Stock-based compensation	11	—	—	—	—	11	—
Cost of shares (acquired) issued under equity plan	(3)	(2)	—	—	—	—	(1)
Balance at December 31, 2020	$1,080	$759	$79	$—	$—	$242	$(1)
Total comprehensive income (loss)	(38)	(17)	(21)	—	—	—	—
Stock-based compensation	14	—	—	—	—	14	—
Cost of shares (acquired) issued under equity plan	(6)	(4)	—	—	—	—	(2)
Change in redeemable noncontrolling interest	(12)	(12)	—	—	—	—	—
Balance at December 31, 2021	$1,038	$726	$58	$—	$—	$257	$(3)
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.
| Ambac Financial Group, Inc. 148 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statements of Cash Flow

($ in millions) Year Ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(17)	$(437)	$(216)
Adjustments to reconcile net income loss to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiaries	1	423	223
Amortization of bond premium and discount	(9)	(6)	(6)
Net realized gains	5	1	2
Increase (decrease) in current income taxes payable	1	30	15
Share-based compensation	14	11	12
(Increase) decrease in other assets and liabilities	(5)	(1)	(8)
Distributions received from majority owned subsidiary	6	—	—
Other, net	(6)	(10)	(6)
Net cash provided by (used in) operating activities	(10)	11	16
Cash flows from investing activities:
Proceeds from sales and matured bonds	33	46	86
Purchases of bonds	(34)	(45)	(2)
Change in short-term investments	105	89	(125)
Change in other investments	(8)	—	—
Sale of auction market preferred shares of Ambac Assurance	—	—	19
Acquisition of Xchange, net of cash acquired	—	(74)	—
Net cash provided by (used in) investing activities	95	16	(22)
Cash flows from financing activities:
Capital contribution to subsidiaries	(92)	(29)	—
Net cash (used in) financing activities	(92)	(29)	—
Net cash flow	(6)	(2)	(6)
Cash at beginning of period	7	9	15
Cash at end of period	$1	$7	$9

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$1
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.
| Ambac Financial Group, Inc. 149 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Notes to Condensed Financial Information
(Dollar Amounts in Millions)
The condensed financial information of Ambac Financial Group, Inc. (“AFG” or the “Registrant”) as of December 31, 2021 and 2020, and for the three years in the period ended December 31, 2021, should be read in conjunction with the consolidated financial statements of AFG Financial Group, Inc. and Subsidiaries and the notes thereto included in this 2021 Annual Report on Form 10-K for the year ended December 31, 2021.
AFG, headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991.
Business Combination
On December 31, 2020, Ambac completed the acquisition of 80% of the membership interests of Xchange for a purchase price of $81 in cash. Xchange is a property and casualty Managing General Underwriter focused on accident and health products. See Note 3. Business Combination to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.

Income Taxes
AFG files a consolidated Federal income tax return with its U.S. subsidiaries. AFG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. As of December 31, 2021, Ambac had consolidated U.S. federal loss carryforwards ("NOLs") totaling approximately $3,744, which, if not utilized, will begin expiring in 2029, and will fully expire in 2041.
The NOLs allocated to AFG as of December 31, 2021, were $1,596, and begin expiring in 2029 and fully expire in 2033.
| Ambac Financial Group, Inc. 150 2021 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV— REINSURANCE
Years Ended December 31, 2021, 2020 and 2019

Insurance Premiums Written ($ in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2021	$2	$35	$—	$(33)	—%

Year Ended December 31, 2020	(1)	(1)	$—	—	—%

Year Ended December 31, 2019	(28)	31	—	(60)	—%
| Ambac Financial Group, Inc. 151 2021 FORM 10-K |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	February 24, 2022	By:	/S/ DAVID TRICK
David Trick
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. STEIN*	Chairman of the Board and Director	February 24, 2022
Jeffrey S. Stein

/S/ CLAUDE LEBLANC	President, Chief Executive Officer and Director	February 24, 2022
Claude LeBlanc	(Principal Executive Officer)

/S/ DAVID TRICK	Executive Vice President and Chief Financial Officer	February 24, 2022
David Trick	(Principal Financial Officer)

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer	February 24, 2022
Robert B. Eisman	(Principal Accounting Officer)

/S/ IAN D. HAFT*	Director	February 24, 2022
Ian D. Haft

/S/ DAVID L. HERZOG*	Director	February 24, 2022
David L. Herzog

/S/ LISA G. IGLESIAS*	Director	February 24, 2022
Lisa G. Iglesias

/S/ C. JAMES PRIEUR*	Director	February 24, 2022
C. James Prieur

/S/ JOAN LAMM-TENNANT*	Director	February 24, 2022
Joan Lamm-Tennant

/S/ STEPHEN M. KSENAK	Attorney-in-fact	February 24, 2022
*By: Stephen M. Ksenak

| Ambac Financial Group, Inc. 152 2021 FORM 10-K |