Form 10-Q
period 2022-03-31
AMBAC FINANCIAL GROUP INC
filed 2022-05-10
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
As of May 6, 2022, 45,039,916 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	66
	Consolidated Balance Sheets (Unaudited)	3		Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	67
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	4		Non-GAAP Financial Measures	67
	Consolidated Statements of Stockholders' Equity (Unaudited)	5	3	Quantitative and Qualitative Disclosures About Market Risk	69
	Consolidated Statements of Cash Flows (Unaudited)	6	4	Controls and Procedures	69
	Notes to Unaudited Consolidated Financial Statements	7
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	45	PART II. OTHER INFORMATION
	Executive Summary	45	1	Legal Proceedings	69
	Critical Accounting Policies and Estimates	48	1A	Risk Factors	69
	Financial Guarantees in Force	48	2	Unregistered Sales of Equity Securities and Use of Proceeds	71
	Results of Operations	53	3	Defaults Upon Senior Securities	71
	Liquidity and Capital Resources	58	5	Other Information	72
	Balance Sheet	60	6	Exhibits	71
	Variable Interest Entities	66	SIGNATURES		72
	Accounting Standards	66

| Ambac Financial Group, Inc. i 2022 First Quarter FORM 10-Q |

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2021 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac Financial Group’s (“AFG”) and its subsidiaries’ (collectively, “Ambac” or the “Company”) actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of AFG’s common stock and volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation (“AAC”) and its subsidiaries or from the specialty property and casualty program insurance business, the distribution business, or related businesses; (3) the inability of AAC to realize the expected recoveries, including RMBS litigation recoveries, included in its financial statements, or changes in estimated RMBS litigation recoveries over time; (4) failure to recover claims paid on Puerto Rico exposures or realization of losses in amounts higher than expected; (5) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (6) potential for rehabilitation proceedings or other regulatory intervention against AAC; (7) credit risk throughout Ambac’s business, including but not limited to credit risk related to insured residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including risks associated with Chapter 9 and other restructuring proceedings), issuers of securities in our investment portfolios, and exposures to reinsurers; (8) our inability to effectively reduce insured financial guarantee exposures or achieve recoveries or investment objectives; (9) our inability to generate the significant amount of cash needed to service our debt and financial obligations, including through litigation recoveries or disposition of assets, and our inability to refinance our indebtedness; (10) Ambac’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (11) Ambac may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (12) the impact of catastrophic public health, environmental or natural events, including events like the COVID-19 pandemic, or global or regional conflicts, on significant portions of our insured portfolio; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) risks associated with adverse selection as Ambac’s financial guarantee insurance portfolio runs off; (15) the risk that Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (16) restrictive covenants in agreements and instruments that impair Ambac’s ability to pursue or achieve its business strategies; (17) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce financial guarantee risks in its insured portfolio; (18) disagreements or disputes with Ambac's insurance regulators; (19) loss of control rights in transactions for which we provide financial guarantee insurance; (20) adverse tax consequences or other costs resulting from the characterization of the AAC’s surplus notes or other obligations as equity; (21) risks attendant to the change in composition of securities in the Ambac’s investment portfolio; (22) adverse impacts from changes in prevailing interest rates; (23) events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisition of 80% of the membership interests of Xchange Benefits, LLC; (24) risks associated with the expected discontinuance of the London Inter-Bank Offered Rate; (25) factors that may negatively influence the amount of installment premiums paid to Ambac; (26) risks relating to determinations of amounts of impairments taken on investments; (27) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith; (28) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (29) system security risks, data protection breaches and cyber attacks; (30) regulatory oversight of Ambac Assurance UK Limited (“Ambac UK”) and applicable regulatory restrictions may adversely affect our ability to realize value from Ambac UK or the amount of value we ultimately realize; (31) failures in services or products provided by third parties; (32) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (33) fluctuations in foreign currency exchange rates; (34) failure to realize our business expansion plans or failure of such plans to create value; (35) greater competition for our specialty property & casualty program insurance business; (36) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (37) disintermediation within the insurance industry or greater competition that negatively impacts our managing general agency/underwriting business; (38) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; and (39) other risks and uncertainties that have not been identified at this time.
| Ambac Financial Group, Inc. 1 2022 First Quarter FORM 10-Q |

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
| Ambac Financial Group, Inc. 2 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions, except share data) (March 31, 2022 (Unaudited))	2022	2021
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $1,352 and $1,605)	$1,383	$1,730
Fixed maturity securities pledged as collateral, at fair value (amortized cost of $15 and $15)	15	15
Fixed maturity securities - trading (includes $119 and $0 at fair value)	119	—
Short-term investments, at fair value (amortized cost of $540 and $415)	540	414
Short-term investments pledged as collateral, at fair value (amortized cost of $99 and $105)	99	105
Other investments (includes $652 and $683 at fair value)	660	690
Total investments (net of allowance for credit losses of $1 and $0)	2,815	2,955
Cash and cash equivalents	60	17
Restricted cash	7	5
Premium receivables (net of allowance for credit losses of $8 and $9)	317	323
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	48	55
Deferred ceded premium	100	90
Subrogation recoverable	1,714	2,092
Derivative assets	55	76
Intangible assets	350	362
Goodwill	46	46
Other assets	94	68
Variable interest entity assets:
Fixed maturity securities, at fair value	3,364	3,455
Restricted cash	49	2
Loans, at fair value	2,469	2,718
Derivative assets	42	38
Other assets	1	2
Total assets	$11,531	$12,303
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$393	$395
Loss and loss expense reserves	1,067	1,570
Ceded premiums payable	40	33
Long-term debt	2,242	2,230
Accrued interest payable	593	576
Derivative liabilities	76	95
Other liabilities	135	133
Variable interest entity liabilities:
Long-term debt (includes $3,701 and $4,056 at fair value)	4,124	4,216
Derivative liabilities	1,866	1,940
Other liabilities	3	—
Total liabilities	10,538	11,187
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	18	18
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,658,990 and 46,477,068	—	—
Additional paid-in capital	262	257
Accumulated other comprehensive income (loss)	(70)	58
Retained earnings	723	726
Treasury stock, shares at cost: 113,758 and 172,929	(2)	(3)
Total Ambac Financial Group, Inc. stockholders’ equity	914	1,038
Nonredeemable noncontrolling interest	60	60
Total stockholders’ equity	974	1,098
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$11,531	$12,303
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 3 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share data)	2022	2021
Revenues:
Net premiums earned	$15	$14
Net investment income	5	49
Net investment gains (losses), including impairments	10	2
Net gains (losses) on derivative contracts	57	25
Net realized gains (losses) on extinguishment of debt	—	33
Commission income	9	7
Other income (expense)	2	(2)
Income (loss) on variable interest entities	22	—
Total revenues	119	129
Expenses:
Losses and loss expenses (benefit)	24	8
Intangible amortization	14	19
Operating expenses	34	33
Interest expense	44	50
Total expenses	116	110
Pre-tax income (loss)	3	19
Provision (benefit) for income taxes	—	2
Net income (loss)	2	17
Less: net (gain) loss attributable to noncontrolling interest	—	—
Net income attributable to common stockholders	$2	$17
Other comprehensive income (loss), after tax:
Net income (loss)	$2	$17
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(2)and $(2)	(105)	(24)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $— and $—	(23)	6
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $— and $—	—	(1)
Changes to postretirement benefit, net of income tax provision (benefit) of $— and $—	—	—
Total other comprehensive income (loss), net of income tax	(127)	(18)
Total comprehensive income (loss)	(125)	(1)
Less: comprehensive (gain) loss attributable to the noncontrolling interest	—	—
Total comprehensive income (loss) attributable to common stockholders	$(125)	$(2)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08
Weighted average number of common shares outstanding:
Basic	46,731,459	46,314,049
Diluted	47,359,731	46,858,064
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 4 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended March 31, 2022 and 2021

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at December 31, 2021	$1,098	$726	$58	$—	$—	$257	$(3)	$60
Total comprehensive income (loss)	(125)	2	(127)	—	—	—	—	—
Stock-based compensation	5	—	—	—	—	5	—	—
Cost of shares (acquired) issued under equity plan	(3)	(5)	—	—	—	—	1	—
Changes to Redeemable NCI	—	—	—	—	—	—	—	—
Balance at March 31, 2022	$974	$723	$(70)	$—	$—	$262	$(2)	$60

Balance at December 31, 2020	$1,140	$759	$79	$—	$—	$242	$(1)	$60
Total comprehensive income (loss)	(2)	17	(18)	—	—	—	—	—
Stock-based compensation	4	—	—	—	—	4	—	—
Cost of shares (acquired) issued under equity plan	(6)	(2)	—	—	—	—	(4)	—
Changes to redeemable NCI	(13)	(13)
Balance at March 31, 2021	$1,123	$761	$61	$—	$—	$246	$(5)	$60
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 5 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$2	$17
Redeemable noncontrolling interest	—	—
Net income (loss)	2	17
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of bond premium and discount	(3)	(3)
Share-based compensation	5	4
Unearned premiums, net	(11)	(22)
Losses and loss expenses, net	(6)	(17)
Ceded premiums payable	7	(2)
Premium receivables	6	14
Accrued interest payable	24	23
Amortization of intangible assets	14	19
Net investment gains (losses), including impairments	(10)	(2)
(Gain) loss on extinguishment of debt	—	(33)
Variable interest entity activities	(22)	—
Derivative assets and liabilities	(46)	(22)
Other, net	48	(16)
Net cash provided by (used in) operating activities	9	(40)
Cash flows from investing activities:
Proceeds from sales of bonds	141	44
Proceeds from matured bonds	20	39
Purchases of bonds	(33)	(128)
Proceeds from sales of other invested assets	45	48
Purchases of other invested assets	(25)	(41)
Change in short-term investments	(114)	94
Change in cash collateral receivable	54	11
Proceeds from paydowns of consolidated VIE assets	47	50
Other, net	—	(1)
Net cash provided by investing activities	136	116
Cash flows from financing activities:
Paydowns of LSNI Ambac Note	—	(16)
Tax payments related to shares withheld for share-based compensation plans	(3)	(6)
Payments of consolidated VIE liabilities	(49)	(48)
Net cash used in financing activities	(52)	(69)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Net cash flow	93	6
Cash, cash equivalents, and restricted cash at beginning of period	23	35
Cash, cash equivalents, and restricted cash at end of period	$116	$42
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 6 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	8	Note 8. Intangible Assets	34
Note 2. Basis of Presentation and Significant Accounting Policies	9	Note 9. Variable Interest Entities	34
Note 3. Segment Information	11	Note 10. Revenues From Contracts with Customers	37
Note 4. Investments	12	Note 11. Comprehensive Income	38
Note 5. Fair Value Measurements	18	Note 12. Net Income Per Share	39
Note 6. Insurance Contracts	24	Note 13. Income Taxes	40
Note 7. Derivative Instruments	32	Note 14. Commitments and Contingencies	40

| Ambac Financial Group, Inc. 7 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
1.    BACKGROUND AND BUSINESS DESCRIPTION
The following description provides an update of Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and should be read in conjunction with the complete descriptions provided in the Form 10-K. Capitalized terms used, but not defined herein, and in the other footnotes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q shall have the meanings ascribed thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's business operations include:
•Legacy Financial Guarantee Insurance — Ambac's financial guarantee business includes the activities of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiaries, including Ambac Assurance UK Limited (“Ambac UK”) and Ambac Financial Services LLC ("AFS"). Both AAC and Ambac UK (the "Legacy Financial Guarantee Companies") have financial guarantee portfolios that have been in runoff since 2008. AFS uses derivatives to hedge interest rate risk in AAC's insurance and investment portfolios.
•Specialty Property & Casualty Insurance — Ambac's participatory fronting Specialty Property & Casualty Insurance business. Currently includes five admitted carriers (Everspan Insurance Company, Providence Washington Insurance Company, 21st Century Indemnity Insurance Company, 21st Century Pacific Insurance Company and 21st Century Auto Insurance Company of New Jersey) and an excess and surplus lines (“E&S” or “nonadmitted”) insurer Everspan Indemnity Insurance Company (collectively, “Everspan”). The 21st Century companies were acquired in 2022. Everspan carriers that are part of the intercompany pooling agreement received an AM Best rating of 'A-' (Excellent) in February 2021.
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business, which could include Managing General Agents and Underwriters (collectively "MGAs"), insurance wholesalers, and other distribution businesses. Currently includes Xchange Benefits, LLC (“Xchange”) a P&C MGA specializing in accident and health products, 80% of which was acquired by AFG on December 31, 2020. Refer to Note 3. Business Combination in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for further information relating to this acquisition.
Beginning in the first quarter of 2022, the Company is reporting these three business operations as segments; see Note 3. Segment Information for further information.
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize shareholder value through the execution of key strategies for both its (i) Specialty P&C Insurance Platform and (ii) Legacy Financial Guarantee Companies.
Specialty P&C Insurance Platform strategic priorities include:
•Growing and diversifying the Specialty Property & Casualty insurance business with existing and new program partners.
•Building a leading insurance Distribution business through additional acquisitions and de novo builds, supported by a centralized business services unit including core technology solutions.
•Making opportunistic investments that are strategic to the overall Specialty P&C Insurance Platform.
Legacy Financial Guarantee Companies’ strategic priorities include:
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
| Ambac Financial Group, Inc. 8 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed its significant accounting policies in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
Consolidation:
The consolidated financial statements include the accounts of AFG and all other entities in which AFG (directly or through its subsidiaries) has a controlling financial interest, including variable interest entities (“VIEs”) for which AFG or an AFG subsidiary is deemed the primary beneficiary in accordance with the Consolidation Topic of the Accounting Standards Codification ("ASC"). All significant intercompany balances have been eliminated. See Note 9. Variable Interest Entities, for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated and deconsolidated.
Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2022, may not be indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021, consolidated balance sheet was derived from audited financial statements.
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
Foreign Currency:
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $1 and $(5) for the three months ended March 31, 2022 and 2021, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.
Redeemable Noncontrolling Interest:
The acquisition by AFG of 80% of the ownership interests of Xchange is further described in Note 3. Business Combinations in the Notes to Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Under the terms of the acquisition agreement, Ambac received a call option to purchase the remaining 20% of Xchange from the minority owners (i.e., noncontrolling interests) and the minority owners received a put option to sell the remaining 20% to Ambac. The call and put options are exercisable after different time periods elapse. Because the exercise of the put option is outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet.
The redeemable noncontrolling interest is remeasured each period as the greater of:
i.the carrying value under ASC 810, which attributes a portion of consolidated net income (loss) to the redeemable noncontrolling interest; and
ii.the redemption value of the put option under ASC 480 as if it were exercisable at the end of the reporting period.
Any increase (decrease) in the carrying amount of the redeemable noncontrolling interest as a result of adjusting to the redemption value of the put option is recorded as an offset to retained earnings. The impact of such differences on earnings per share are presented in Note 12. Net Income Per Share.
Following is a rollforward of redeemable noncontrolling interest.

Three Months Ended March 31,	2022	2021
Beginning balance	$18	$7
Net income attributable to redeemable noncontrolling interest (ASC 810)	—	—
Adjustment to redemption value (ASC 480)	—	13
Ending balance	$18	$20
| Ambac Financial Group, Inc. 9 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31,
	2022	2021
Cash paid during the period for:
Income taxes	$2	$8
Interest on long-term debt	15	25
Non-cash investing and financing activities:
Decrease in long-term debt as a result of surplus notes exchanges	$—	$71
Exchange of investments in Puerto Rico bonds for new securities issued in the restructuring transactions	185	—

	March 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$60	$23
Restricted cash	7	16
Variable Interest Entity restricted cash	49	2
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$116	$42

Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Adopted Accounting Standards:
Effective January 1, 2022, the Company adopted the following accounting standard:
Equity-classified Written Call Options
In May 2021, the FASB issued ASU 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The ASU clarifies and reduces diversity in practice for an issuer's accounting for modifications or exchanges of equity-classified written call options (e.g. warrants) that remain equity-classified after the modification or exchange. The ASU requires an issuer to account for the modification or exchange based on the economic substance of the transaction. For example, if the modification or exchange is related to the issuance of debt or equity, any change in the fair value of the written call option would be accounted for as part of the debt issuance cost in accordance with the debt guidance or equity issuance cost in accordance with the equity guidance, respectively. The ASU did not have a consequential impact on Ambac's financial statements.
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
Future Application of Accounting Standards:
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides companies with optional guidance to ease the potential accounting burden related to transitioning away from reference rates, such as LIBOR, that are expected to be discontinued as a result of initiatives undertaken by various jurisdictions around the world. For example, under current GAAP, contract modifications which change a reference rate are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be applied prospectively as of the beginning of the interim period that includes or is subsequent to March 12, 2020, or any date thereafter, but does not apply to contract modifications and other transactions entered into or evaluated after December 31, 2022. On April 20, 2022, the FASB issued a proposed ASU that would extend the sunset date to December 31, 2024 and make certain definitional changes, with feedback required by June 6, 2022. Management has not determined when it will adopt this ASU, and the impact on Ambac's financial statements is being evaluated.
| Ambac Financial Group, Inc. 10 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
3.    SEGMENT INFORMATION
The Company reports its results of operations in three segments: Legacy Financial Guarantee Insurance, Specialty Property and Casualty Insurance and Insurance Distribution, separate from Corporate and Other, which is consistent with the manner in which the Company's chief operating decision maker ("CODM") reviews the business to assess performance and allocate resources. See Note 1. Background and Business Description for a description of each of the Company's business segments.
The following tables summarize the components of the Company’s total revenues and expenses, pretax income (loss), net income (loss), net income (loss) attributable to common shareholders and total assets by reportable business segment. Information provided below for “Corporate and Other” primarily relates to the operations of AFG, which will include investment income on its investment portfolio and costs to maintain the operations of AFG, including public company reporting, and business development costs for the acquisition and development of new business initiatives.

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated (2)
Three Months Ended March 31, 2022
Revenues:
Net premiums earned	$13	$1			$15
Net investment income	5	—		—	5
Net gains on derivative contracts	57				57
Commission income			$9		9
Other revenues (1)	34	—	—	—	34
Total revenues (2)	109	2	9	—	119
Expenses:
Loss and loss expenses	23	1			24
Operating expenses (3)	21	3	1	3	29
Sub-producer commissions (3)			5		5
Depreciation expense (3)	—	—	—	—	—
Intangible amortization	14		1		14
Interest expense	44				44
Total expenses (2)	102	4	6	3	116
Pretax income (loss)	$6	$(2)	$2	$(3)	$3

Total assets (2)	$11,075	$191	$97	$168	$11,531
| Ambac Financial Group, Inc. 11 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated (2)
Three Months Ended March 31, 2021
Revenues:
Net premiums earned	$14	$—			$14
Net investment income	49	—		—	49
Net gains on derivative contracts	25				25
Commission income			$7		7
Other revenues (1)	29	—	—	4	33
Total revenues (2)	118	—	7	4	129
Expenses:
Loss and loss expenses	8	—			8
Operating expenses (3)	17	1	1	10	29
Sub-producer commissions (3)			4		4
Depreciation expense (3)	—	—	—	—	—
Intangible amortization	19		1		19
Interest expense	50				50
Total expenses	94	1	5	10	110
Pretax income (loss) (2)	$24	$(1)	$2	$(6)	$19

Total assets (2)	$12,470	$108	$98	$165	$12,840
(1)Other revenues include the following line items on the Consolidated Statements of Total Comprehensive Income: Net investment gains (losses), including impairments, Net realized gains (losses) on extinguishment of debt, income (loss) on variable interest entities and other income (expense).
(2)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately. Total assets noted in the Corporate and Other Column is net of AFG's investment in surplus notes issued by the Legacy Financial Guarantee Segment with fair values of $77 and $114 at March 31, 2022 and 2021.
(3)The Consolidated Statements of Comprehensive Income presents the sum of these items as Operating Expenses.
4.    INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed maturity securities classified as either available-for-sale or trading securities, and interests in pooled investment funds, which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds in the form of common stock or in-substance common stock are classified as trading securities, while limited partner interests in such funds are reported using the equity method. Fixed maturity securities classified as trading are unrated municipal bond obligations of Puerto Rico issuing entities that are part of the the PROMESA restructuring process as described further in Note 6. Insurance Contracts.
| Ambac Financial Group, Inc. 12 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2022 and December 31, 2021, were as follows:

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022:
Fixed maturity securities:
Municipal obligations	$65	$—	$5	$1	$69
Corporate obligations	610	1	2	34	577
Foreign obligations	92	—	—	4	88
U.S. government obligations	53	—	—	2	51
Residential mortgage-backed securities	179	—	47	—	225
Collateralized debt obligations	121	—	—	1	120
Other asset-backed securities (1)	232	—	20	—	252
	1,352	1	73	42	1,383
Short-term	540	—	—	—	540
	1,892	1	73	42	1,922
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	99	—	—	—	99
	114	—	—	—	114
Total available-for-sale investments	$2,006	$1	$73	$43	$2,036

December 31, 2021:
Fixed maturity securities:
Municipal obligations	$315	$—	$28	$3	$340
Corporate obligations	612	—	10	9	613
Foreign obligations	89	—	—	2	87
U.S. government obligations	45	—	1	1	45
Residential mortgage-backed securities	182	—	70	—	252
Collateralized debt obligations	128	—	—	—	128
Other asset-backed securities (1)	234	—	32	—	265
	1,605	—	141	16	1,730
Short-term	415	—	—	—	414
	2,020	—	141	16	2,145
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	105	—	—	—	105
	120	—	—	—	120
Total available-for-sale investments	$2,140	$—	$141	$16	$2,265
(1)Consists primarily of Ambac's holdings of military housing and student loan securities.
| Ambac Financial Group, Inc. 13 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2022, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$683	$683
Due after one year through five years	431	416
Due after five years through ten years	317	300
Due after ten years	41	39
	1,472	1,438
Residential mortgage-backed securities	179	225
Collateralized debt obligations	121	120
Other asset-backed securities	232	252
Total	$2,005	$2,036
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at March 31, 2022 and December 31, 2021, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2022:
Fixed maturity securities:
Municipal obligations	$19	$1	$1	$—	$19	$1
Corporate obligations	349	21	117	13	466	34
Foreign obligations	36	1	51	3	87	4
U.S. government obligations	44	1	5	—	49	2
Residential mortgage-backed securities	16	—	1	—	17	—
Collateralized debt obligations	111	1	9	—	120	1
Other asset-backed securities	6	—	—	—	6	—
	580	26	184	16	764	42
Short-term	18	—	12	—	30	—
	598	26	196	17	794	42
Fixed income securities, pledged as collateral:
Short-term	15	—	—	—	15	—
Total collateralized investments	15	—	—	—	15	—
Total temporarily impaired securities	$613	$26	$196	$17	$809	$43
| Ambac Financial Group, Inc. 14 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2021:
Fixed maturity securities:
Municipal obligations	$117	$3	$2	$—	$118	$3
Corporate obligations	363	8	17	1	380	9
Foreign obligations	75	2	3	—	78	2
U.S. government obligations	25	—	2	—	27	1
Residential mortgage-backed securities	—	—	1	—	2	—
Collateralized debt obligations	68	—	3	—	71	—
Other asset-backed securities	6	—	—	—	6	—
	654	14	28	1	682	16
Short-term	114	—	13	—	128	—
	768	14	41	1	810	16
Fixed income securities, pledged as collateral:
U. S. government obligations	15	—	—	—	15	—
Total collateralized investments	15	—	—	—	15	—
Total temporarily impaired securities	$783	$14	$41	$1	$825	$16

Management has determined that the securities in the above table do not have credit impairment as of March 31, 2022 and December 31, 2021, based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of March 31, 2022, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended March 31,
	2022	2021
Fixed maturity securities	$15	$23
Short-term investments	—	—
Investment expense	(1)	(1)
Securities available-for-sale and short-term	14	22
Fixed maturity securities - trading	(9)	—
Other investments	—	27
Total net investment income (loss)	$5	$49
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities, including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments:
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

	Three Months Ended March 31,
	2022	2021
Gross realized gains on securities	$23	$7
Gross realized losses on securities	(15)	(1)
Foreign exchange gains (losses)	3	(4)
Credit impairments	(1)	—
Intent / requirement to sell impairments	—	—
Net investment gains (losses), including impairments	$10	$2
Ambac had an allowance for credit losses of $1 and $— at March 31, 2022 and 2021, respectively.
Ambac did not purchase any financial assets with credit deterioration for the three months ended March 31, 2022 and 2021.
| Ambac Financial Group, Inc. 15 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $114 and $120 at March 31, 2022 and December 31, 2021, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed maturity securities pledged as collateral, at fair value” and "Short-term investments pledged as collateral, at fair value." Refer to Note 7. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $23 and $17 at March 31, 2022 and December 31, 2021, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 and $1 at March 31, 2022 and December 31, 2021, were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $644 and $669 at March 31, 2022 and December 31, 2021, respectively, were held by Ambac UK, the capital stock of which was pledged as collateral for the Sitka AAC Note. Refer to Note 12. Long-term Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information about the Sitka AAC Note.
Guaranteed Securities:
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at March 31, 2022 and December 31, 2021, respectively:

	Municipal Obligations	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
March 31, 2022:
Ambac Assurance Corporation	$47	$403	$451	B
Assured Guaranty Municipal Corporation	1	—	1	A
Total	$48	$403	$451	B

December 31, 2021:
Ambac Assurance Corporation	$316	$439	$754	B
National Public Finance Guarantee Corporation	2	—	2	BBB-
Assured Guaranty Municipal Corporation	1	—	1	A-
Total	$318	$439	$757	B
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations
| Ambac Financial Group, Inc. 16 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $70 to private credit and private equity funds at March 31, 2022.

	Fair Value
Class of Funds	March 31, 2022	December 31, 2021	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$40	$33	quarterly	10 business days
Hedge funds (2)	196	216	quarterly or semi-annually	90 days
High yields and leveraged loans (3)	88	78	daily	0 - 30 days
Private credit (4)	87	88	quarterly if permitted	180 days if permitted
Insurance-linked investments (5)	1	2	see footnote (9)	see footnote (9)
Equity market investments (6) (10)	91	98	daily or quarterly	0 - 90 days
Investment grade floating rate income (7)	90	107	weekly	0 days
Private equity (8)	41	37	quarterly if permitted	90 days if permitted
Emerging markets debt (9) (10)	17	24	daily	0 days
Total equity investments in pooled funds	$652	$683

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
(10)These categories include fair value amounts totaling $92 and $106 at March 31, 2022 and December 31, 2021, respectively, that are readily determinable and are priced through pricing vendors, including for Equity market investments: $75 and $82; and for Emerging markets debt $17 and $24.
Other investments also includes preferred equity investments with a carrying value of $8 and $8 as of March 31, 2022 and December 31, 2021, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments or adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the periods presented.
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

	Three Months Ended March 31,
	2022	2021
Net gains (losses) recognized during the period on trading and equity securities	$(13)	$7
Less: net gains (losses) recognized during the reporting period on trading and equity securities sold during the period	(3)	—
Unrealized gains (losses) recognized during the reporting period on trading and equity securities still held at the reporting date	$(10)	$6
| Ambac Financial Group, Inc. 17 2022 First Quarter FORM 10-Q |

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
The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The Investments — Equity Securities Topic of the ASC permits the measurement of certain equity securities without a readily determinable fair value at cost, less impairment, and adjusted to fair value when observable price changes in identical or similar investments from the same issuer occur (the "measurement alternative"). The fair values of investments measured under this measurement alternative are not included in the below disclosures of fair value of financial instruments. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2022 and December 31, 2021, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
| Ambac Financial Group, Inc. 18 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
March 31, 2022:			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$188	$188	$—	$188	$—
Corporate obligations	577	577	1	564	12
Foreign obligations	88	88	88	—	—
U.S. government obligations	51	51	51	—	—
Residential mortgage-backed securities	225	225	—	225	—
Collateralized debt obligations	120	120	—	120	—
Other asset-backed securities	252	252	—	178	74
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	15	15	—	—
Short-term	99	99	99	—	—
Short term investments	540	540	526	13	—
Other investments (1)	660	652	92	—	—
Cash, cash equivalents and restricted cash	67	67	67	—	—
Derivative assets:
Interest rate swaps—asset position	56	56	—	3	52
Other assets-Loans	3	3	—	—	3
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	3,131	3,131	—	—	3,131
Fixed maturity securities: Municipal obligation, trading	114	114	—	114	—
Fixed maturity securities: Municipal obligations, available-for-sale	119	119	—	119	—
Restricted cash	49	49	49	—	—
Loans	2,469	2,469	—	—	2,469
Derivative assets: Currency swaps-asset position	42	42	—	42	—
Total financial assets	$8,864	$8,856	$988	$1,567	$5,741
Financial liabilities:
Long term debt, including accrued interest	$2,834	$2,315	$—	$2,296	$19
Derivative liabilities:
Credit derivatives	1	1	—	—	1
Interest rate swaps—liability position	75	75	—	75	—
Futures contracts	1	1	1	—	—
Liabilities for net financial guarantees written (2)	(970)	(197)	—	—	(197)
Variable interest entity liabilities:
Long-term debt (includes $3,701 at fair value)	4,124	4,161	—	4,001	160
Derivative liabilities: Interest rate swaps—liability position	1,866	1,866	—	1,866	—
Total financial liabilities	$7,930	$8,221	$1	$8,238	$(17)
| Ambac Financial Group, Inc. 19 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
December 31, 2021:			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$340	$340	$—	$340	$—
Corporate obligations	613	613	1	600	12
Foreign obligations	87	87	87	—	—
U.S. government obligations	45	45	45	—	—
Residential mortgage-backed securities	252	252	—	252	—
Collateralized debt obligations	128	128	—	128	—
Other asset-backed securities	265	265	—	187	79
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	15	15	—	—
Short-term	105	105	105	—	—
Short term investments	414	414	369	46	—
Other investments (1)	690	683	106	—	—
Cash, cash equivalents and restricted cash	21	21	21	1	—
Derivative assets:
Interest rate swaps—asset position	76	76	—	5	71
Other assets - equity in sponsored VIE	—	—	—	—	—
Other assets-loans	3	3	—	—	3
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	3,320	3,320	—	—	3,320
Fixed maturity securities: Municipal obligations, available-for-sale	136	136	—	136	—
Restricted cash	2	2	2	—	—
Loans	2,718	2,718	—	—	2,718
Derivative assets: Currency swaps—asset position	38	38	—	38	—
Total financial assets	$9,268	$9,261	$750	$1,732	$6,202
Financial liabilities:
Long term debt, including accrued interest	$2,806	$2,598	$—	$2,575	$22
Derivative liabilities:
Credit derivatives	—	—	—	—	—
Interest rate swaps—liability position	94	94	—	94	—
Futures contracts	—	—	—	—	—
Liabilities for net financial guarantees written (2)	(866)	(112)	—	—	(112)
Variable interest entity liabilities:
Long-term debt (includes $4,056 at fair value)	4,216	4,255	—	4,086	169
Derivative liabilities: Interest rate swaps—liability position	1,940	1,940	—	1,940	—
Total financial liabilities	$8,190	$8,775	$—	$8,695	$79
(1)Excluded from the fair value measurement categories in the table above are investment funds of $560 and $577 as of March 31, 2022 and December 31, 2021, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value measurements in the table above are equity securities with a carrying value of $8 and $8 as of March 31, 2022 and December 31, 2021, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
(2)The carrying value of net financial guarantees written includes financial guarantee amounts in the following balance sheet items: Premium receivables; Reinsurance recoverable on paid and unpaid losses; Deferred ceded premium; Subrogation recoverable; Insurance intangible asset; Unearned premiums; Loss and loss expense reserves; Ceded premiums payable, premiums taxes payable and other deferred fees recorded in Other liabilities.
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
| Ambac Financial Group, Inc. 20 2022 First Quarter FORM 10-Q |

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
Fixed Maturity Securities:
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At March 31, 2022, approximately 6%, 90% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2021, approximately 6%, 90% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $74 and $79 at March 31, 2022 and December 31, 2021, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at March 31, 2022 and December 31, 2021 include the following:

March 31, 2022:
a. Coupon rate:	5.98%
b. Average Life:	13.97 years
c. Yield:	11.00%

December 31, 2021:
a. Coupon rate:	5.97%
b. Average Life:	14.14 years
c. Yield:	10.20%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $12 and $12 at March 31, 2022 and December 31, 2021, respectively. Fair value was calculated by discounting cash flows to average maturity of 2.5 years and yield of 9.3% at March 31, 2022 and average maturity of 2.75 years and yield of 7.2% at December 31, 2021. Yields used are consistent with the security type and rating.
Other Investments:
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment
| Ambac Financial Group, Inc. 21 2022 First Quarter FORM 10-Q |

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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps, credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact reduced the fair value of derivative liabilities by less than a million dollars at both March 31, 2022 and December 31, 2021, respectively
Interest rate swaps that are not centrally cleared are valued using vendor-developed models that incorporate interest rates and yield curves that are observable and regularly quoted. These models provide the net present value of the derivatives based on contractual terms and observable market data. Generally, the need for counterparty (or Ambac) CVAs on interest rate derivatives is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Certain of these derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our determination of their fair value.
Ambac's credit derivatives ("CDS") are valued using an internal model that uses traditional financial guarantee CDS pricing to calculate the fair value of the derivative contract based on the reference obligation's current pricing, remaining life and credit rating and Ambac's own credit risk. The model calculates the difference between the present value of the projected fees receivable under the CDS and our estimate of the fees a financial guarantor of comparable credit quality would charge to provide the same protection at the balance sheet date. Unobservable inputs used include Ambac's internal reference obligation credit ratings and remaining life, estimates of fees that would be charged to assume the credit derivative obligation and Ambac's CVA. Ambac is party to only one remaining credit derivative with an internal credit rating of AA at March 31, 2022. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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
Long-term Debt:
Long-term debt includes AAC surplus notes, the Sitka AAC Note, Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions and the Ambac UK debt issued in connection with the Ballantyne commutation. The fair values of surplus notes, Sitka AAC Note and Tier 2 Notes are classified as Level 2. The fair value of Ambac UK debt is classified as Level 3.
Other Financial Assets and Liabilities:
Included in Other assets are loans, the fair values of which are estimated based upon internal valuation models and are classified as Level 3.
Variable Interest Entity Assets and Liabilities:
The financial assets and liabilities of Legacy Financial Guarantee Insurance VIEs ("FG VIEs") consolidated under the Consolidation Topic of the ASC consist primarily of fixed maturity securities and loans held by the VIEs, derivative instruments and notes issued by the VIEs which are reported as long-term debt. As described in Note 9. Variable Interest Entities, these FG VIEs are securitization entities which have liabilities and/or assets guaranteed by AAC or Ambac UK.
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
The fair value of FG VIE fixed maturity securities and loan assets are generally based on Level 2 market price quotes received from independent market sources when available. When FG VIE asset fair values are not readily available from market quotes, values are estimated internally. Internal valuations of FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s
| Ambac Financial Group, Inc. 22 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.9% and 3.0% at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the range of these discount rates was between 3.2% and 5.3%.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2022 and 2021. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets
	Investments(1)	Other Assets(2)	Derivatives	Investments	Loans	Total
Three Months Ended March 31, 2022:
Balance, beginning of period	$91	$—	$70	$3,320	$2,718	$6,199
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	(17)	(93)	(96)	(204)
Included in other comprehensive income	(4)	—	—	(96)	(76)	(176)
Purchases	—	—	—	—	—	—
Settlements	(1)	—	(2)	—	(78)	(80)
Balance, end of period	$86	$—	$52	$3,131	$2,469	$5,738
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$(17)	$(93)	$(96)	$(204)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(4)	$—	$—	$(96)	$(76)	$(176)

Three Months Ended March 31, 2021:
Balance, beginning of period	$78	$1	$84	$3,215	$2,998	$6,376
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	(17)	(138)	9	(145)
Included in other comprehensive income	(2)	—	—	26	24	49
Purchases	—	—	—	—	—	—
Settlements	—	—	(2)	—	(84)	(86)
Balance, end of period	$76	$1	$65	$3,103	$2,948	$6,194
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$(17)	$(138)	$9	$(145)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(2)	$—	$—	$26	$24	$49
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
| Ambac Financial Group, Inc. 23 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Three Months Ended March 31, 2022:
Total gains (losses) included in earnings for the period	$—	$(17)	$(188)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(17)	(188)	—

Three Months Ended March 31, 2021:
Total gains (losses) included in earnings for the period	$—	$(17)	$(129)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(17)	(129)	—
6.     INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended March 31,
	2022		2021
	Written	Earned	Written	Earned
Direct	$30	$23	$(2)	$17
Assumed	—	—	—	—
Ceded	18	8	7	3
Net premiums	$12	$15	$(9)	$14
The following table summarizes net premiums earned by location of risk:

	Three Months Ended March 31,
	2022	2021
United States	$9	$7
United Kingdom	4	3
Other international	1	3
Total	$15	$14
Premium Receivables, including credit impairments:
Premium receivables at March 31, 2022 and December 31, 2021 were $317 and $323, respectively.
•Legacy financial guarantee premium receivables are discounted using an appropriate risk-free rate corresponding to the weighted average life of each policy and currency to discount the future premiums contractually due or expected to be collected. The weighted average risk-free rate at March 31, 2022 and December 31, 2021, was 2.6% and 2.2%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2022 and December 31, 2021, was 8.2 years and 8.0 years, respectively.
•Specialty property and casualty premium receivables are not discounted and are typically paid upfront. Any receivables for such amounts are generally collected in the following period. Non-payment of premium by the policyholder may lead to policy cancellation.
Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard adopted January 1, 2020, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2021. The key indicator management uses to assess the credit quality of the legacy financial guarantee premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group. Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of March 31, 2022 and December 31, 2021:
| Ambac Financial Group, Inc. 24 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Surveillance Categories as of March 31, 2022
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$147	$3	$5	$—	$—	$155
Other	2	—	—	—	—	2
Total Public Finance	149	3	5	—	—	157

Structured Finance:
Mortgage-backed and home equity	1	—	—	2	11	15
Structured insurance	9	—	—	—	—	9
Student loan	1	1	—	8	—	11
Other	6	—	—	—	—	6
Total Structured Finance	18	1	—	11	11	41

International:
Sovereign/sub-sovereign	74	8	—	10	—	92
Investor-owned and public utilities	21	—	—	—	—	21
Other	5	—	—	—	—	5
Total International	100	8	—	10	—	118
Total (1) (2)	$267	$12	$5	$21	$11	$316

Surveillance Categories as of December 31, 2021
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$149	$3	$5	$—	$—	$157
Other	2	—	—	—	—	2
Total Public Finance	151	3	5	—	—	159

Structured Finance:
Mortgage-backed and home equity	1	—	1	2	12	16
Student loan	1	1	—	9	—	12
Structured insurance	10	—	—	—	—	10
Other	7	—	—	—	—	7
Total Structured Finance	19	1	1	12	12	45

International:
Sovereign/sub-sovereign	74	8	—	11	—	93
Investor-owned and public utilities	28	—	—	—	—	28
Other	5	—	—	—	—	5
Total International	107	8	—	11	—	125
Total (1) (2)	$277	$12	$6	$22	$12	$329
(1)    Excludes specialty property and casualty premium receivables of $9 and $2 at March 31, 2022 and December 31, 2021, respectively.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
| Ambac Financial Group, Inc. 25 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Below is a rollforward of the premium receivable allowance for credit losses as of March 31, 2022 and 2021:

Three Months Ended March 31,	2022	2021
Beginning balance	$9	$17
Current period provision (benefit)	(1)	(4)
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance (1)	$8	$13
(1)At March 31, 2022 and 2021, $1 and $— of premiums were past due.
Legacy Financial Guarantee Premium Receivables:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium policies, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method).
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

Three Months Ended March 31,	2022	2021
Beginning premium receivable	$320	$370
Premium receipts	(15)	(12)
Adjustments for changes in expected and contractual cash flows for contracts (1)	3	(8)
Accretion of premium receivable discount for contracts	2	2
Changes to allowance for credit losses	1	4
Other adjustments (including foreign exchange)	(3)	—
Ending premium receivable (2)	$308	$356
(1)    Adjustments for changes in expected and contractual cash flows primarily due to indexation offset by reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.
(2)    Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At March 31, 2022 and 2021, premium receivables include British Pounds of $101 (£77) and $122 (£89), respectively, and Euros of $16 (€15) and $21 (€18), respectively.
The following table summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at March 31, 2022:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
June 30, 2022	$8	$6
September 30, 2022	9	6
December 31, 2022	6	6
Twelve months ended:
December 31, 2023	30	24
December 31, 2024	29	23
December 31, 2025	28	22
December 31, 2026	27	22
Five years ended:
December 31, 2031	115	89
December 31, 2036	77	55
December 31, 2041	34	22
December 31, 2046	16	9
December 31, 2051	5	3
December 31, 2056	—	—
Total	$384	$288
(1)Future premiums to be collected are undiscounted, gross of allowance for credit losses, and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet.
(2)Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2021. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.
| Ambac Financial Group, Inc. 26 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the insured portfolio. Below are the components of the loss and loss expense reserves and the subrogation recoverable asset at at March 31, 2022 and December 31, 2021:

		Legacy Financial Guarantee
	Specialty Property and Casualty	Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
March 31, 2022:
Loss and loss expense reserves	$36	$1,168	$(95)	$(42)	$1,067
Subrogation recoverable	—	52	(1,766)	—	(1,714)
Totals	$36	$1,221	$(1,861)	$(42)	$(647)

December 31, 2021:
Loss and loss expense reserves	$32	$1,749	$(155)	$(56)	$1,570
Subrogation recoverable	—	88	(2,180)	—	(2,092)
Totals	$32	$1,837	$(2,335)	$(56)	$(522)

Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Three Months Ended March 31,	2022	2021
Beginning gross loss and loss expense reserves	$(522)	$(397)
Reinsurance recoverable	55	33
Beginning balance of net loss and loss expense reserves	(578)	(430)
Losses and loss expenses (benefit):
Current year	1	—
Prior years	23	8
Total (1) (2)	24	8
Loss and loss expenses paid (recovered):
Current year	—	—
Prior years	(150)	25
Total	(150)	25
Foreign exchange effect	(1)	—
Ending net loss and loss expense reserves	(404)	(447)
Impact of VIE consolidation	(292)	—
Reinsurance recoverable (3)	49	33
Ending gross loss and loss expense reserves	$(647)	$(414)
(1)Total losses and loss expenses (benefit) includes $(7) and $(1) for the three months ended March 31, 2022 and 2021, respectively, related to ceded reinsurance.
(2)Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W's) by transaction sponsors within losses and loss expenses (benefit). The losses and loss expense incurred associated with changes in estimated R&W's for the three months ended March 31, 2022 and 2021, was $224 and $3, respectively.
(3)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $0 and $0 as of March 31, 2022 and 2021, respectively, related to previously presented loss and loss expenses and subrogation.
For 2022, the adverse development in prior years was primarily attributable to the reduction in the R&W recoverable partially offset by the positive benefit of the Puerto Rico restructuring.
For 2021, the adverse development in prior years was primarily due to deterioration of Puerto Rico credits.
| Ambac Financial Group, Inc. 27 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Legacy Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at March 31, 2022 and December 31, 2021, excluding consolidated VIEs. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at March 31, 2022 and December 31, 2021,was 2.4% and 1.2%, respectively.

Surveillance Categories as of March 31, 2022
	I	IA	II	III	IV	V	Total
Number of policies	34	14	8	14	124	5	199
Remaining weighted-average contract period (in years) (1)	9	17	14	15	14	7	14
Gross insured contractual payments outstanding:
Principal	$1,297	$305	$457	$1,265	$2,105	$40	$5,469
Interest	608	348	308	174	683	22	2,143
Total	$1,905	$653	$766	$1,439	$2,788	$62	$7,612
Gross undiscounted claim liability	$8	$5	$45	$572	$867	$62	$1,559
Discount, gross claim liability	(1)	(1)	(5)	(155)	(208)	(7)	(377)
Gross claim liability before all subrogation and before reinsurance	7	5	40	416	659	55	1,182
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,537)	—	(1,537)
Discount, RMBS subrogation	—	—	—	—	35	—	35
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,502)	—	(1,502)
Less:
Gross other subrogation (3)	—	(5)	—	(33)	(350)	(12)	(401)
Discount, other subrogation	—	—	—	4	34	3	41
Discounted other subrogation, before reinsurance	—	(5)	—	(29)	(316)	(10)	(360)
Gross claim liability, net of all subrogation and discounts, before reinsurance	7	—	40	387	(1,159)	45	(680)
Less: Unearned premium revenue	(5)	(3)	(5)	(12)	(16)	(1)	(42)
Plus: Loss expense reserves	1	—	—	3	35	—	39
Gross loss and loss expense reserves	$3	$(3)	$35	$378	$(1,140)	$44	$(683)
Reinsurance recoverable reported on Balance Sheet (4)	$1	$—	$9	$22	$(18)	$—	$14
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
(4)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $14 related to future loss and loss expenses and $0 related to presented loss and loss expenses and subrogation.
| Ambac Financial Group, Inc. 28 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Surveillance Categories as of December 31, 2021
	I	IA	II	III	IV	V	Total
Number of policies	34	15	7	14	130	5	205
Remaining weighted-average contract period (in years) (1)	9	12	14	15	13	7	14
Gross insured contractual payments outstanding:
Principal	$904	$840	$459	$1,300	$2,759	$40	$6,302
Interest	589	612	308	169	1,284	22	2,984
Total	$1,493	$1,452	$767	$1,469	$4,043	$62	$9,286
Gross undiscounted claim liability	$5	$16	$45	$544	$1,423	$62	$2,095
Discount, gross claim liability	—	(1)	(3)	(109)	(185)	(4)	(303)
Gross claim liability before all subrogation and before reinsurance	5	15	42	435	1,238	57	1,792
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,737)	—	(1,737)
Discount, RMBS subrogation	—	—	—	—	7	—	7
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,730)	—	(1,730)
Less:
Gross other subrogation (3)	—	(5)	—	(33)	(583)	(12)	(633)
Discount, other subrogation	—	—	—	2	24	2	28
Discounted other subrogation, before reinsurance	—	(5)	—	(31)	(559)	(10)	(605)
Gross claim liability, net of all subrogation and discounts, before reinsurance	5	10	42	404	(1,051)	47	(543)
Less: Unearned premium revenue	(3)	(10)	(5)	(14)	(24)	(1)	(56)
Plus: Loss expense reserves	1	—	—	4	40	—	45
Gross loss and loss expense reserves	$3	$1	$38	$394	$(1,036)	$46	$(554)
Reinsurance recoverable reported on Balance Sheet (4)	$1	$1	$10	$22	$(11)	$—	$23
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
COVID-19:
The COVID-19 pandemic had an impact on general economic conditions; including, but not limited to, higher unemployment; volatility in the capital markets; closure or severe curtailment of the operations and, hence, revenues, of many businesses and public and private enterprises to which we are directly or indirectly exposed. While the impact of the pandemic on the economy and markets in general has mostly subsided, there remains lingering effects, such as government relief programs, supply chain disruptions, inflation, and employment shortages, which may continue to adversely impact transactions insured in our legacy financial guarantee business.
In particular, this includes the U.S. government's temporary relief measures that required mortgage loan servicers to offer relief to borrowers who suffer hardship as a result of COVID-19. These relief measures included moratoriums on foreclosures and evictions as well as the expansion of forbearance and subsequent repayment options. While these relief measures have largely since expired, the resulting delays in starting mortgage foreclosure processes and the impact of potential post-forbearance related mortgage loan modifications may have an adverse impact on our insured RMBS transactions. Consequently, we could experience a modest increase in claim payments for certain of our insured RMBS obligations following the resumption of foreclosure activity and the implementation of post-forbearance mortgage loan modifications.
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
| Ambac Financial Group, Inc. 29 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Through March 31, 2022, we have not paid any claims related to COVID-19.
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $784. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted on their debt service payments, including payments owed on bonds insured by AAC.
We have been paying claims for several years on most of our exposure to Puerto Rico, which consisted of several different issuing entities (all below investment grade). These issuing entities, which have been part of the PROMESA restructuring process that began in 2016, each have their own credit risk profile attributable to discrete revenue sources, direct general obligation pledges, and/or general obligation guarantees. On March 15, 2022, the Eighth Amended Plan Title III Joint Plan of Adjustment for the Commonwealth of Puerto Rico, et al. ("Eighth Amended POA") together with the Qualifying Modifications for PRIFA and CCDA ("PRIFA QM" and "CCDA QM", respectively) became effective and resolved the PROMESA restructuring process for the GO, PBA, PRIFA and CCDA issuing entities that have portions of their bonds insured by AAC.
Ambac insured bond effective date transactions
On March 15, 2022, and pursuant to bondholder elections: (i) all of the remaining outstanding AAC-insured GO and PBA bonds or about 94 were satisfied and eliminated via commutation or acceleration and (ii) about 39% and 19% of the par of AAC's outstanding AAC-insured PRIFA and CCDA bonds, respectively, or about $172, were reduced via commutation. The AAC-insured PRIFA and CCDA bondholders who failed to elect commutation had their bondholders’ respective shares of consideration available under the Commonwealth Plan and the PRIFA QM, or CCDA QM, as applicable, deposited into newly formed trusts. These trusts are being consolidated by Ambac as further discussed in Note 9. Variable Interest Entities. Since the effective date, the remainder of those PRIFA and CCDA bonds belonging to bondholders who elected not to commute their AAC insurance policies and were deposited into trusts together with such policies have all been accelerated, satisfying and eliminating all of the Ambac-insured PRIFA and CCDA bonds.
Puerto Rico Highway and Transportation Authority Bonds
AAC's remaining unrestructured PROMESA Puerto Rico exposure, the Puerto Rico Highway and Transportation Authority ("PRHTA"), is subject to the PRHTA Plan of Adjustment ("PRHTA POA"), which was filed on May 2, 2022. A confirmation hearing for the PRHTA POA is expected to follow later in 2022.
Creditor recoveries under the PRHTA POA are based upon the PRHTA/CCDA PSA. AAC signed a joinder to the PRHTA/
CCDA PSA on July 15, 2021. The PRHTA/CCDA PSA, originally executed on May 5, 2021, provides for certain consideration for holders of bonds issued by certain Commonwealth instrumentalities, PRHTA, and CCDA on account of their claims against the Commonwealth arising from such bonds ("Clawback" claims). Under the PRHTA/CCDA PSA, PRHTA creditors will share $389 of cash proceeds, including a $264 interim distribution, payable once the PRHTA distribution condition has been met pursuant to the Eighth Amended POA. In addition, PRHTA creditors will receive an approximately 69% share, subject to a lifetime nominal cap of $3,698, of the Clawback Creditors' portion of the outperformance of the Commonwealth's sales and use tax ("SUT") relative to the certified 2020 Commonwealth Fiscal Plan's projections (the "Clawback CVI"). The Clawback CVI instrument will be distributed once the PRHTA distribution condition has been met pursuant to the Eighth Amended POA. The PRHTA Clawback CVI is subject to a PRHTA-specific waterfall: holders of PRHTA ’68 bonds will receive the first dollars of Clawback CVI, followed by holders of PRHTA ’98 bonds. The value of the Clawback CVI is highly uncertain, given the contingent, outperformance-driven structure of the instrument. Changes in our assumed values of the Clawback CVI or in the actual performance of the Clawback CVI could cause an adverse change in our reserves, which could be material. As a result, a significant decrease in our assumed values of the Clawback CVI could have a material adverse impact on our results of operations and financial condition. PRHTA bondholders will also receive new PRHTA bonds or cash with a face amount of $1,245. Of the $1,245 in new bonds or cash, approximately $646.4 will be allocated to holders of PRHTA '68 bonds and approximately $598.6 will be allocated to holders of PRHTA '98 bonds. The new PRHTA bonds or cash will be distributed to creditors upon consummation of the PRHTA POA. AAC and other PRHTA creditors will receive restriction fees and consummation costs payable at the effective date of the PRHTA POA.
Puerto Rico Considerations
The Eighth Amended POA and the qualifying modifications for PRIFA and CCDA became effective on March 15, 2022, and on that date and since, AAC-insured Puerto Rico exposures have been significantly reduced via commutation and acceleration. However, uncertainty remains as to our remaining exposures as to (i) the value or perceived value of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (ii) the extent to which exposure management strategies, such as commutation and acceleration, will be executed for PRHTA; (iii) the tax treatment of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (iv) whether and when the PRHTA POA will be confirmed; and (vii) other factors, including market conditions such as interest rate movements and credit spread changes on the new CVI instruments. Ambac’s loss reserves may prove to be understated or overstated, possibly materially, due to favorable or unfavorable developments or results with respect to these factors.
While our reserving scenarios account for a wide range of possible outcomes, reflecting the significant uncertainty regarding future developments and outcomes, given our significant
| Ambac Financial Group, Inc. 30 2022 First Quarter FORM 10-Q |

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
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at March 31, 2022, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $220. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of March 31, 2022, would decrease from $974 to $754. However, there can be no assurance that losses may not exceed such amount.
Representation and Warranty Recoveries:
Ambac records estimated RMBS R&W subrogation recoveries for breaches of R&W by sponsors of certain RMBS transactions. For a discussion of the approach utilized to estimate RMBS R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Ambac has recorded RMBS R&W subrogation recoveries of $1,502 ($1,480 net of reinsurance) and $1,730 ($1,704 net of reinsurance) at March 31, 2022 and December 31, 2021, respectively. The reduction in recorded RMBS R&W recoveries since December 31, 2021, is primarily attributable to management’s view of the effect on certain of AAC’s R&W litigations of the March 17, 2022 decision of the New York Court of Appeals in the case entitled U.S. Bank National Association v. DLJ Mortgage Capital, Inc. relating to Home Equity Asset Trust 2007-1, a residential mortgage-backed securities trust. The decision is relevant to AAC's breach-of-contract cases relating to its insured RMBS transactions and may affect one of the bases upon which AAC seeks recovery with respect to a significant portion of breaching loans in AAC's RMBS cases. However, management believes there remain other alternative paths to recovery for such breaching loans.
Our ability to realize R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, including adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries; intervention by OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition. If we were unable to realize R&W subrogation recoveries recorded on Ambac's consolidated balance sheet, our stockholders’ equity as of March 31, 2022, would decrease from $974 to $(505). Additionally, failure to realize R&W subrogation recoveries, or the realization of recoveries significantly below those recorded on the balance sheet, may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; AAC not being able to deliver value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC.
Reinsurance Recoverables, Including Credit Impairments:
Amounts recoverable from reinsurers are estimated in a manner consistent with the associated loss and loss expense reserves. The Company reports its reinsurance recoverables net of an allowance for amounts that are estimated to be uncollectible.
The allowance for credit losses is based upon Ambac's ongoing review of amounts outstanding. Key indicators management uses to assess the credit quality of reinsurance recoverables are financial performance of the reinsurers, collateral posted by the reinsurers and independent rating agency credit ratings. The evaluation begins with a comparison of the fair value of collateral posted by the reinsurer to the recoverable, net of ceded premiums payable. Any shortfall of collateral posted is evaluated against our assessment of the reinsurer's financial strength, including its credit rating to determine whether an allowance is considered necessary.
Ambac has uncollateralized credit exposure of $30 and $31 and has recorded an allowance for credit losses of less than a million at March 31, 2022 and December 31, 2021. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $29, which are also supported by an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively.
| Ambac Financial Group, Inc. 31 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
7.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
March 31, 2022:
Derivative Assets:
Interest rate swaps	$56	$—	$55	$—	$55
Total non-VIE derivative assets	$56	$—	$55	$—	$55
Derivative Liabilities:
Credit derivatives	$1	$—	$1	$—	$1
Interest rate swaps	75	—	74	73	2
Futures contracts	1	—	1	—	1
Total non-VIE derivative liabilities	$76	$—	$76	$73	$3
Variable Interest Entities Derivative Assets:
Currency swaps	$42	$—	$42	$—	$42
Total VIE derivative assets	$42	$—	$42	$—	$42
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,866	$—	$1,866	$—	$1,866
Total VIE derivative liabilities	$1,866	$—	$1,866	$—	$1,866

December 31, 2021:
Derivative Assets:
Interest rate swaps	$76	$—	$76	$—	$76
Total non-VIE derivative assets	$76	$—	$76	$—	$76
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	94	—	94	93	1
Futures contracts	—	—	—	—	—
Total non-VIE derivative liabilities	$95	$—	$95	$93	$2
Variable Interest Entities Derivative Assets:
Currency swaps	$38	$—	$38	$—	$38
Total VIE derivative assets	$38	$—	$38	$—	$38
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,940	$—	$1,940	$—	$1,940
Total VIE derivative liabilities	$1,940	$—	$1,940	$—	$1,940
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $6 and $13 as of March 31, 2022 and December 31, 2021, respectively. There were no amounts held representing an obligation to return cash collateral as of March 31, 2022 and December 31, 2021.
| Ambac Financial Group, Inc. 32 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended March 31,
		2022	2021
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on derivative contracts	$30	$17
Futures contracts	Net gains (losses) on derivative contracts	27	8
Total Non-VIE derivatives		$57	$25
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$6	$(2)
Interest rate swaps	Income (loss) on variable interest entities	5	97
Total Variable Interest Entities		11	96
Total derivative contracts		$68	$121

Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Credit derivatives issued are insured by AAC. The outstanding credit derivative transaction at March 31, 2022, does not include ratings-based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. The principal notional outstanding for credit derivative contracts was $196 and $201 as of March 31, 2022 and December 31, 2021, respectively, all of which had internal Ambac ratings of AA in both periods.
Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps, US Treasury futures contracts and other derivatives, to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Legacy Financial Guarantee Insurance segment, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of March 31, 2022 and December 31, 2021, the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	March 31, 2022	December 31, 2021
Interest rate swaps—pay-fixed/receive-variable	$1,262	$1,275
US Treasury futures contracts—short	470	470
Interest rate swaps—receive-fixed/pay-variable	181	185
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2022 and December 31, 2021, were as follows:

	Notional
Type of VIE Derivative	March 31, 2022	December 31, 2021
Interest rate swaps—receive-fixed/pay-variable	$1,185	$1,221
Interest rate swaps—pay-fixed/receive-variable	1,020	1,069
Currency swaps	256	272
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
| Ambac Financial Group, Inc. 33 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
that AAC is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.
As of March 31, 2022 and December 31, 2021, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $73 and $93, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $87 and $109, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on March 31, 2022, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
8.    INTANGIBLE ASSETS
Insurance intangible asset:
The insurance intangible asset and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	March 31, 2022	December 31, 2021
Finite-lived Intangible Assets:
Insurance intangible:
Gross carrying value	$1,264	$1,278
Accumulated amortization	961	958
Net insurance intangible asset	303	320
Other intangibles:
Gross carrying value	$36	36
Accumulated amortization	3	3
Net other intangible assets	32	33
Total finite-lived intangible assets	336	353
Indefinite-lived Intangible Assets:
Insurance licenses	14	9
Total intangible assets	$350	362
Amortization Expense:
Amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

Three Months Ended March 31,	2022	2021
Insurance amortization expense	$14	$19
Other amortization expense	1	1
Total	$14	$19
The estimated future amortization expense for finite-lived intangible assets is as follows:

Amortization expense	Insurance Intangible Asset (1)	Other Intangible Assets (1)	Total
2022 (Nine months)	$24	$2	$26
2023	30	3	32
2024	27	3	30
2025	25	3	27
2026	22	2	25
Thereafter	176	20	196
(1)The weighted-average insurance intangible amortization and other intangible amortization periods are 7.3 years and 5.8 years, respectively.
9.    VARIABLE INTEREST ENTITIES
Ambac, with its subsidiaries, has engaged in transactions with variable interest entities ("VIEs,") in various capacities.
•AAC and Ambac UK provide financial guarantees for various debt obligations issued by special purpose entities, including VIEs ( i.e. FG VIEs);
•Ambac sponsors special purpose entities that issued notes to investors for various purposes; and
•AAC and Ambac UK invests in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and their ownership interest is generally insignificant to the VIE and/or they do not have rights that direct the activities that are most significant to such VIE.
FG VIEs:
AAC and Ambac UK provide financial guarantees in respect of assets held or debt obligations of VIEs. AAC and Ambac UK's primary variable interest exists through this financial guarantee insurance. The transaction structures provide certain financial protection to AAC or Ambac UK. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, AAC or Ambac UK will obtain certain control rights that enable them to remediate losses. These rights may enable them to direct the activities of the entity that most significantly impact the entity’s economic performance. Under the 2018 Stipulation and Order, AAC is required to obtain OCI approval with respect to the exercise of certain significant control rights in connection with policies that had previously been allocated to the Segregated Account. Accordingly, AAC does not have the right to direct the most significant activities of those FG VIEs.
•We determined that AAC or Ambac UK generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). As further described below, Ambac consolidates certain FG VIEs in cases where we also have the power to direct the activities that most significantly impact the VIE’s economic performance due to one or more of the following: (i) the
| Ambac Financial Group, Inc. 34 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
transaction experiencing deterioration and breaching performance triggers, giving AAC or Ambac UK the ability to exercise certain control rights, (ii) AAC or Ambac UK being involved in the design of the VIE and receiving control rights from its inception, such as may occur from loss remediation activities, or (iii) the transaction not experiencing deterioration, however due to the passive nature of the VIE, AAC or Ambac UK's contingent control rights upon a future breach of performance triggers is considered to be the power over the most significant activity.
•A VIE is generally deconsolidated in the period that AAC or Ambac UK no longer has such control rights, which could occur in connection with the execution of remediation activities on the transaction or amortization of insured exposure, either of which may reduce the degree of control over a VIE.
•Assets and liabilities of FG VIEs that are consolidated are reported within Variable interest entity assets or Variable interest entity liabilities on the Consolidated Balance Sheets.
•The election to use the fair value option is made on an instrument by instrument basis. Ambac has elected the fair value option for consolidated FG VIE financial assets and financial liabilities, except in cases where AAC or Ambac UK was involved in the design of the VIE and was granted control rights at its inception.
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
◦In cases where the fair value option has not been elected, the FG VIE's invested assets are fixed maturity securities and are classified as either available-for-sale or trading as defined by the Investments - Debt Securities Topic of the ASC. Available-for-sale assets are reported in the financial statements at fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. Trading assets are reported at fair value with unrealized gains and losses reflected within net income. The financial liabilities of these FG VIEs consist of long term debt obligations and are carried at par less unamortized discount. Income from the FG VIE's securities (including investment income, realized gains and losses and credit impairments as applicable) and interest expense on long term debt are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).
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
•The impact of consolidating such FG VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated FG VIEs and AAC or Ambac UK and the inclusion of the FG VIE’s third party assets and liabilities. For a financial guarantee insurance policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services – Insurance Topic of the ASC. Consequently, upon consolidation, Ambac eliminates the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets. Such insurance assets and liabilities may include premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable, unearned premiums, loss and loss expense reserves, ceded premiums payable and insurance intangible assets. For investment securities owned by AAC or Ambac UK that are debt instruments issued by the VIE, the associated debt and investment balances are eliminated upon consolidation.
FG VIEs which are consolidated may include recourse and non-recourse liabilities. FG VIEs' liabilities that are insured by the AAC or Ambac UK are with recourse, because the AAC or Ambac UK guarantees the payment of principal and interest in the event the issuer defaults. FG VIEs' liabilities that are not insured by the AAC or Ambac UK are without recourse, because AAC or Ambac UK has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. AAC or Ambac UK's economic exposure to consolidated FG VIEs is limited to the financial guarantees issued for recourse liabilities and any additional variable interests held by them. Additionally, AAC or Ambac UK’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between AAC or Ambac UK and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated FG VIEs are attributable to AAC or Ambac UK's interests through financial guarantee premium and loss payments with the VIE.
| Ambac Financial Group, Inc. 35 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to FG VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

	March 31, 2022			December 31, 2021
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$3,131	$—	$3,131	$3,320	$—	$3,320
Municipal obligations, trading	—	114	114	—	—	—
Municipal obligations, available-for-sale (1)	—	119	119	—	136	136
Total FG VIE fixed maturity securities, at fair value	3,131	233	3,364	3,320	136	3,455
Restricted cash	1	48	49	1	1	2
Loans, at fair value (2)	2,469	—	2,469	2,718	—	2,718
Derivative assets	42	—	42	38	—	38
Other assets	—	1	1	—	2	2
Total FG VIE assets	$5,643	$283	$5,925	$6,077	$139	$6,216
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$3,701	$—	$3,701	$4,056	$—	$4,056
Long-term debt, at par less unamortized discount	—	422	422	—	160	160
Total long-term debt	3,701	422	4,124	4,056	160	4,216
Derivative liabilities	1,866	—	1,866	1,940	—	1,940
Other liabilities	—	3	3	—	—	—
Total FG VIE liabilities	$5,568	$426	$5,993	$5,996	$160	$6,156
Number of FG VIEs consolidated	5	3	8	5	1	6
(1)Available-for-sale FG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $103 and $106, and aggregate gross unrealized gains of $17 and $29 at March 31, 2022 and December 31, 2021, respectively. All such securities had contractual maturities due after ten years as of March 31, 2022.
(2)The unpaid principal balances of loan assets carried at fair value were $2,257 as of March 31, 2022 and $2,363 as of December 31, 2021.
(3)The unpaid principal balances of long-term debt carried at fair value were $3,439 as of March 31, 2022 and $3,579 as of December 31, 2021.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

Three Months Ended March 31,	2022	2021
Net change in fair value of VIE assets and liabilities reported under the fair value option	$(1)	$(1)
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	(1)	1
Net change in fair value of VIE assets and liabilities reported in earnings under the fair value option	(1)	(1)
Investment income (loss)	(4)	2
Net realized investment gains (losses) on available-for-sale securities	1	1
Interest expense on long-term debt carried at par less unamortized cost	(2)	(1)
Gain (loss) from consolidating VIEs	28	—
Income (loss) on variable interest entities	$22	$—
As further discussed in Note 6. Insurance Contracts, on March 17, 2022, in connection with the Puerto Rico restructuring, two new trusts were established. Ambac was required to consolidate these trusts which resulted in a combined gain of $28. Including these new trusts, Ambac consolidated two and zero additional FG VIEs for the three months ended March 31, 2022 and 2021, respectively. Ambac did not deconsolidate any FG VIEs for the three months ended March 31, 2022 and 2021.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of March 31, 2022 and December 31, 2021:
| Ambac Financial Group, Inc. 36 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
March 31, 2022:
Global structured finance:
Mortgage-backed—residential	$3,089	$1,637	$466	$—
Other consumer asset-backed	743	16	231	—
Other	775	2	9	3
Total global structured finance	4,608	1,655	706	3
Global public finance	19,910	244	255	(1)
Total	$24,517	$1,899	$962	$2

December 31, 2021:
Global structured finance:
Mortgage-backed—residential	$3,265	$1,929	$521	$—
Other consumer asset-backed	788	17	234	—
Other	826	3	10	5
Total global structured finance	4,879	1,949	765	5
Global public finance	20,233	246	257	—
Total	$25,112	$2,195	$1,023	$5
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
Ambac Sponsored Non-consolidated VIEs:
For a full description of Ambac sponsored non-consolidated VIEs, see Note 9. Variable Interest Entities in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
On July 6, 2021, Sitka Holdings, LLC ("Sitka"), Ambac's newly formed non-consolidated VIE, issued the Sitka Senior Secured Notes. Ambac's debt obligation to Sitka had a carrying value of $1,155 and $1,154 at March 31, 2022 and December 31, 2021, respectively and is reported within Long-term debt on the Consolidated Balance Sheets.
10.    REVENUES FROM CONTRACTS WITH CUSTOMERS
The following table presents the Insurance Distribution business operations revenues recognized in accordance with the Revenue from Contracts with Customers Topic of the ASC disaggregated by policy type for the affected periods:

Three Months Ended March 31,	Employer Stop Loss	Affinity Products	Other	Total
2022	$4	$5	$—	$9
2021	$3	$4	$—	$7
During the three months ended March 31, 2022 and 2021, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $4 and $3, respectively.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

	March 31, 2022	December 31, 2021
Commissions receivable	$3	$2
Contract assets	6	4
Contract liabilities	1	1
Contract assets represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy. The
| Ambac Financial Group, Inc. 37 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Company does not have the right to bill or collect payment on i) base commissions until the insurer has collected the related premiums from policyholders nor ii) profit-sharing commissions until after the contract year is completed. The change in contract assets during the three months ended March 31, 2022 and year ended December 31, 2021, is primarily due to reclassification to receivables (unconditional right) and collections.
Contract liabilities represent advance consideration received from customers related to Employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the three months ended March 31, 2022 and 2021, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of $1.
11.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended March 31, 2022:
Beginning Balance	$154	$4	$(100)	$(1)	$58
Other comprehensive income (loss) before reclassifications	(104)	—	(23)	—	(127)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	—	—	(1)
Net current period other comprehensive income (loss)	(105)	—	(23)	—	(127)
Balance at March 31, 2022	$49	$4	$(123)	$(1)	$(70)

Three Months Ended March 31, 2021:
Beginning Balance	$166	$5	$(92)	$—	$79
Other comprehensive income (loss) before reclassifications	(21)	—	6	—	(15)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	—	(1)	(4)
Net current period other comprehensive income (loss)	(24)	—	6	(1)	(18)
Balance at March 31, 2021	$142	$5	$(86)	$(1)	$61
(1)All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.
| Ambac Financial Group, Inc. 38 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended March 31,
	2022	2021
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(1)	$(2)	Net realized investment gains (losses)
	—	(1)	Provision for income taxes
	$(1)	$(3)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	Other income
Actuarial (losses)	—	—	Other income
	—	—	Total before tax
	—	—	Provision for income taxes
	$—	$—	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$1	$(1)	Credit risk changes of fair value option liabilities
	—	—	Provision for income taxes
	$—	$(1)	Net of tax and noncontrolling interest
Total reclassifications for the period	$(1)	$(3)	Net of tax and noncontrolling interest

12.    NET INCOME PER SHARE
As of March 31, 2022, 46,545,232 shares of AFG's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,617 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares outstanding increased by 241,093 during the three months ended March 31, 2022, primarily due to settlements of employee restricted and performance stock units.
Share Repurchases
On March 29, 2022, AFG's Board of Directors approved a share repurchase program authorizing up to $20 in share repurchases, with an expiration date of March 31, 2024, which may be terminated at any time. As of March 31, 2022, no shares were repurchased under this program. From April 1, 2022, through May 10, 2022, AFG repurchased 1,505,316 shares for $13.2 with an average purchase price of $8.78 per share. On May 5, 2022, the Board of Directors authorized an additional $15 in share repurchase bringing the total unused authorized amount to $21.8.
Earnings Per Share Calculation
The numerator of the basic and diluted earnings per share computation represents net income (loss) attributable to common stockholders adjusted by the retained earnings impact of the noncontrolling adjustment to redemption value under ASC 480. The redemption value adjustment is further described in the Redeemable Noncontrolling Interest section of Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

Three Months Ended March 31,	2022	2021
Net income attributable to common stockholders	$2	$17
Adjustment to redemption value (ASC 480)	—	(13)
Numerator of basic and diluted EPS	$2	$4
Per Share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08
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
| Ambac Financial Group, Inc. 39 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

Three Months Ended March 31,	2022	2021
Basic weighted average shares outstanding denominator	46,731,459	46,314,049
Effect of potential dilutive shares :
Warrants	—	214,904
Restricted stock units	82,066	121,215
Performance stock units (1)	546,206	207,896
Diluted weighted average shares outstanding denominator	47,359,731	46,858,064
Anti-dilutive shares excluded from the above reconciliation:
Warrants	4,877,617	—
Restricted stock units	253,828	165,529
Performance stock units (2)	—	—
(1)    Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.
13.    INCOME TAXES
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

Three Months Ended March 31,	2022	2021
U.S.	$(1)	$17
Foreign	4	2
Total	$3	$19
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

Three Months Ended March 31,	2022	2021
Current taxes
U. S. federal	$—	$—
U.S. state and local	—	2
Foreign	1	3
Total Current taxes	2	5
Deferred taxes
Foreign	(1)	(3)
Total Deferred taxes	(1)	(3)
Provision for income taxes	$—	$2
14.    COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 19: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
Litigation Against Ambac
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Southern District of New York, Case No. 1:19-cv-09193-PGG, transferred on October 4, 2019 from the United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017). Plaintiffs, the corporate developers of various military housing projects, filed an amended complaint on October 27, 2017 against AAC, a former employee of AAC, and certain unaffiliated persons and entities, asserting claims for (i) violation of 18 U.S.C §§ 1962(c) and 1962(d) (civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspiracy to commit civil RICO), (ii) breach of fiduciary duty, (iii) aiding and abetting breach of fiduciary duty, (iv) fraudulent misrepresentation, (v) fraudulent concealment and (vi) conspiracy to commit fraud. (After the case was transferred to the SDNY, the court dismissed the claims against AAC and its former employee for breach of fiduciary duty and for aiding and abetting breach of AAC’s or its former employee’s fiduciary duty; dismissed two plaintiffs’ RICO claims against AAC and its former employee; and in all other respects allowed plaintiffs' claims to go forward.) On April 6, 2022, certain co-defendants filed a motion to sever the plaintiffs’ claims and to dismiss all claims except for claims asserted by the Monterey Bay plaintiffs.
| Ambac Financial Group, Inc. 40 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Financial Oversight and Management Board for Puerto Rico, et al. v. Autonomy Master Fund Limited, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00291, filed May 2, 2019). On May 2, 2019, the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board"), together with the Official Committee of Unsecured Creditors for the Commonwealth (the "Committee") filed an adversary proceeding against certain parties that filed proofs of claim on account of general obligation bonds issued by the Commonwealth of Puerto Rico, including AAC. The complaint seeks declarations that the general obligation bonds are unsecured obligations and, in the alternative, seeks to avoid any security interests that holders of such bonds may have. On June 13, 2019, the District Court stayed the case; the case remained stayed until early 2020. On March 10, 2020, the District Court again ordered that this case remain stayed while the Oversight Board attempted to confirm the a plan of adjustment for the Commonwealth (as amended, the “Commonwealth Plan”). On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including a number of teachers’ unions (the “Teachers’ Unions”), a number of credit unions (the “Credit Unions”), Suiza Dairy Corporation (“Suiza”), the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. All other appeals remain pending. On May 9, 2022, the Court dismissed this adversary proceeding, subject to a request for reinstatement if and when the First Circuit’s dispositions of the appeals concerning the confirmation order are final.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the PRIFA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of an agreement with the Oversight Board with respect to the treatment of PRIFA bonds (the “PRIFA Settlement”), an agreement with the Oversight Board with respect to the treatment of bonds issued by the Puerto Rico Highways and Transportation Authority (“PRHTA”) and the Puerto Rico Convention Center District Authority (“PRCCDA”) (the “PRHTA/PRCCDA Settlement”), and the settlement related to general obligation and PBA bonds (“GO/PBA Settlement”). On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. All other appeals remain pending.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the PRCCDA and the PRCCDA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. All other appeals remain pending.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. All other appeals remain pending.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00007, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board and the Committee filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the
| Ambac Financial Group, Inc. 41 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against PRHTA relating to PRHTA bonds. The complaint seeks to disallow portions of defendants’ proofs of claim against the PRHTA, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. On April 14, 2022, the Oversight Board filed a notice that this case has not been resolved by the Commonwealth Plan and should remain pending. On May 2, 2022, the Oversight Board filed a disclosure statement (the “PRHTA DS”) and plan of adjustment (the “PRHTA POA”) for PRHTA; if confirmed, the PRHTA POA would resolve this litigation. A hearing on approval of the PRHTA DS is scheduled for June 17, 2022.
NC Residuals Owners Trust, et al. v. Wilmington Trust Co., et al. (Delaware Court of Chancery, C.A. No. 2019-0880, filed Nov. 1, 2019). On April 1, 2022, the Vice Chancellor entered another thirty-day stay to facilitate good-faith settlement discussions.
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
Puerto Rico
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the Committee, as Plaintiffs, filed a complaint against the Puerto Rico Public Buildings Authority (“PBA”) seeking declaratory judgment that the leases between PBA and its lessees-many of whom are agencies and instrumentalities of the Commonwealth are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On July 24, 2019, the District Court stayed the case; on March 10, 2020, the District Court again ordered that this case be stayed while the Oversight Board attempted to confirm the Commonwealth Plan. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves this litigation. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and
| Ambac Financial Group, Inc. 42 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019) (“GO Bond Claim Objection”). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by AAC. On April 11, 2019, AAC filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On July 24, 2019, the District Court stayed the case; the case remained stayed until early 2020. On March 10, 2020, the District Court again ordered that this matter remain stayed while the Oversight Board attempted to confirm the Commonwealth Plan. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the GO Bond Claim Objection. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, AAC filed a motion seeking an order that the automatic stay does not apply to certain lawsuits AAC seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of AAC's collateral. On July 2 and September 9, 2020, the District Court denied the motion to lift the stay. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On August 3, 2021, the District Court ordered that this matter be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan; on January 20, 2022, the Court entered an order approving the Title VI Qualifying Modification for PRIFA (the “PRIFA QM”). The Commonwealth Plan and the PRIFA QM resolve the PRIFA Stay Motion. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the
Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Assured Guaranty Corp., Assured Municipal Corp., National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. On July 2 and September 9, 2020, the District Court denied the motion to lift the stay. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On August 3, 2021, the District Court ordered that this matter be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the PRHTA Stay Motion. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16, 2020) (“PRCCDA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the PRCCDA bond trustee, filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on
| Ambac Financial Group, Inc. 43 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
certain grounds, but found that the movants had stated a colorable claim that a certain account was the “Transfer Account” on which movants hold a lien. On September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds, and found that a final determination on issues related to the identity of the Transfer Account would be made in the decision on the motions for summary judgment issued in the PRCCDA-related adversary proceeding, No. 20-ap-00004. On August 3, 2021, the District Court ordered that this matter be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan; on January 20, 2022, the Court entered an order approving the Title VI Qualifying Modification for PRCCDA (the “PRCCDA QM”). The Commonwealth Plan and the PRCCDA QM resolve the PRCCDA Stay Motion. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. All other appeals remain pending.
Ambac Assurance Corporation v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Oriental Financial Services LLC; Popular Securities LLC; Raymond James & Associates, Inc., RBC Capital Markets LLC; Samuel A. Ramirez & Co. Inc., Santander Securities LLC; UBS Financial Services Inc.; and UBS Securities LLC (Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, Case No. SJ-2020-CV-01505, filed February 19, 2020). On April 27, 2022, the Commonwealth Court of Appeals affirmed the dismissal by the Commonwealth court of AAC’s Amended Complaint.
Ambac Assurance Corporation v. Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 3:20-ap-00068, filed May 26, 2020). On May 26, 2020, AAC filed an adversary complaint before the Title III Court seeking (i) a declaration that titles I, II, and III of PROMESA are unconstitutional because they violate the Bankruptcy Clause of the U.S. Constitution (which requires all bankruptcy laws to be uniform) and (ii) dismissal of the pending Title III petitions. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves this litigation. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Objection of Ambac Assurance Corporation, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claim Asserted by the Official Committee of Retired Employees of the Commonwealth of Puerto Rico Appointed in the Commonwealth’s Title III Case (Dkt. No. 16884, filed June 3, 2021) (“Pension Claim Objection”). On June 3, 2021, AAC filed a claim objection in the Commonwealth’s Title III case challenging the amount of the claim filed by the Retiree Committee against the Commonwealth, which asserted pension liabilities of at least $58.5 billion. AAC contended that this asserted pension liability was overstated by at least $9 billion, and sought disallowance of the Retiree Committee’s proof of claim to the extent of the overstatement. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves this matter. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03567). On May 21, 2017, the Oversight Board filed a petition to adjust PRHTA’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against PRHTA. On May 2, 2022, the Oversight Board filed the PRHTA DS and PRHTA POA. A hearing on approval of the PRHTA DS is scheduled for June 17, 2022.
Student Loans Exposure
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). On March 3, 2022, the CFPB filed its opposition to the petition filed on February 21, 2022 by the Trusts and several intervenors, including AAC, for permission to appeal to the Third Circuit the District Court’s order denying their motion to dismiss the amended complaint. On April 29, 2022, the Third Circuit granted the Trusts' and intervenors' petition.
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
| Ambac Financial Group, Inc. 44 2022 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, Case No. 651217/2012, filed April 16, 2012). On March 17, 2022, the New York Court of Appeals decided an appeal in an unrelated RMBS case involving the issue of whether an RMBS sponsor can be held liable for damages for breaching loans that a trustee does not provide specific notice of pre-suit. The decision may affect one of the bases upon which AAC seeks recovery with respect to a significant portion of breaching loans. On April 27, 2022, the parties jointly requested an extension of the deadline for AAC to file a note of issue to June 23, 2022 (from April 28, 2022) and the deadline for summary judgment motions to August 22, 2022 (from June 27, 2022).
•    Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). On March 17, 2022, the New York Court of Appeals decided an appeal in an unrelated RMBS case involving the issue of whether an RMBS sponsor can be held liable for damages for breaching loans that a trustee does not provide specific notice of pre-suit. The decision is relevant to this action and may affect one of the bases upon which AAC seeks recovery with respect to a significant portion of breaching loans.
•    Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). On March 21, 2022, each party filed an opposition to the motion for summary judgment filed by the other on December 21, 2021.
• Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Supreme Court of the State of New York, County of New York, Case No. 652321/2015, filed on June 30, 2015). On March 11, 2022, AAC filed a motion for leave to appeal to the New York Court of Appeals, to which Countrywide filed a response on March 28, 2022.
• Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 653979/2014, filed on December 30, 2014). On April 4, 2022, AAC filed its opposition to the motion for summary judgment that Countrywide filed on February 18, 2022, which was fully submitted as of May 4, 2022.
•    In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). Trial was completed on May 6, 2022. Proposed findings of facts and conclusions of law and post-trial briefs are due on June 30, 2022, and the court will hear oral arguments on July 14, 2022.
•    Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). On March 7, 2022, the court entered a revised stipulated scheduling order whereby, following decision about summary judgment motions in Phase 1 and to the extent necessary, the parties will brief AAC’s proposed use of statistical sampling before proceeding with Phase 2 discovery.

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
•Context to the unaudited consolidated financial statements; and
•Information that allows assessment of the likelihood that past performance is indicative of future performance.
The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Part II, Item 1A Risk Factors in this Quarterly Report and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Refer to Item 1. Business and Note 1. Background and Business Description for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.
Organization of Information
MD&A includes the following sections:
EXECUTIVE SUMMARY ($ in millions)
AFG Net Assets
| Ambac Financial Group, Inc. 45 2022 First Quarter FORM 10-Q |

AFG has the following net assets to support the development and growth of its existing subsidiaries and future acquisitions. AFG does not have any capital commitments or other obligations to provide capital or liquidity to AAC whose financial guarantee business has been in run-off since 2008. As of March 31, 2022, net assets of AFG, excluding its equity investments in subsidiaries, were $243.

Cash and short-term investments	$118
Other investments (1)	113
Other net assets	12
Total	$243
(1)Includes surplus notes (fair value of $77) issued by AAC that are eliminated in consolidation.
AFG's subsidiaries/businesses are divided into three segments, the key value metrics of which are summarized below along with other recent developments.
Specialty Property and Casualty Insurance Segment
The key value metrics for the Specialty Property and Casualty Insurance segment for the three months ended March 31, 2022 were as follows:

Three Months Ended March 31,	2022
Gross premiums written	$24
Net premiums written	5

Earnings before interest, taxes, depreciation and amortization	(2)

Pretax income (loss)	$(2)

Stockholders Equity	$115
To support expansion of the admitted insurance component of its business, on January 3, 2022, Everspan (rated 'A-' (Excellent) by AM Best) completed the acquisition of the 21st Century Companies (three carriers) from a national insurance group that has a Financial Strength Rating of “A” (Excellent) from AM Best. The 21st Century Companies collectively possess certificates of authority in thirty-nine states. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities. The 21st Century Companies will be re-named during 2022. Such acquisitions will enhance Everspan's capabilities to launch new admitted programs, develop innovative products and provide enhanced flexibility to foster strategic relationships with prospective program partners.
For additional information on the Specialty Property and Casualty Insurance Segment see the Results of Operations section below in this Management Discussion and Analysis.
Insurance Distribution Segment
The key value metrics for the Insurance Distribution segment for the three months ended March 31, 2022 were as follows:

Three Months Ended March 31,	2022	2021
Premiums placed	$45	$40

Commission income	$9	$7
Sub-producer commission expense (1)	5	4
Net commissions	4	3

Earnings before interest, taxes, depreciation and amortization	2	2

Pretax income (loss)	$2	$2

Stockholders Equity	$66
(1)The Consolidated Statements of Comprehensive Income presents this item within Operating Expenses.
For additional information about the Insurance Distribution Segment see the Results of Operations section below in this Management Discussion and Analysis.
Legacy Financial Guarantee Insurance Segment
The key value metrics for the Legacy Financial Guarantee Insurance segment for the three months ended March 31, 2022 were as follows:

Three Months Ended March 31,	2022
Net premiums earned	$13
Net investment income	5
Loss and loss expenses (benefit)	23
Operating expenses	21
Pretax income (loss)	$6

Stockholders Equity	$567

Adversely Classified Credit Net Par Outstanding	$5,884
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
| Ambac Financial Group, Inc. 46 2022 First Quarter FORM 10-Q |

At March 31, 2022, AAC owned $313 of distressed Ambac-insured bonds, including significant concentrations of insured RMBS bonds. As a result of the Puerto Rico restructurings discussed under "Liability and Insured Exposure Management" below, the amount of Ambac-insured Puerto Rico bonds held in the investment portfolio was significantly reduced during the three months ended March 31, 2022. Subject to internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase and sell Ambac-insured securities.
Liability and Insured Exposure Management
Ambac's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. Ambac completed risk reduction transactions consisting of refinancings and commutations of $310 of net par exposure for the three months ended March 31, 2022, of which $266 related to the Puerto Rico restructuring. In the second quarter of 2022, the remainder of the PRIFA and CCDA bonds or about $317 belonging to bondholders who elected not to commute their AAC insurance policies (which were deposited into trusts) together with such policies have all been accelerated by Ambac, satisfying and eliminating all of the Ambac-insured PRIFA and CCDA bonds. Refer below to the Financial Guarantees In Force section of the Management Discussion and Analysis for Results of Operations, Financial Guarantees in Force for additional details of the Puerto Rico restructuring. Puerto Rico.
The following table provides a comparison of total, adversely classified ("ACC") and watch list credit net par outstanding in the insured portfolio at March 31, 2022 and December 31, 2021. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

	March 31, 2022	December 31, 2021	Decrease
Total	$27,118	$28,020	$(902)	(3)%
ACC	5,884	6,361	(477)	(7)%
Watch list	3,729	3,824	(95)	(2)%
The decrease in total and ACC credit net par outstanding resulted from the active de-risking noted above, as well as scheduled maturities, amortizations, refundings and calls.
COVID-19
The COVID-19 pandemic had, and to a lesser degree, continues to have, an impact on general economic conditions; including, but not limited to, higher unemployment; volatility in the capital markets; closure or severe curtailment of the operations and, hence, revenues, of many businesses and public and private enterprises to which we are directly or indirectly exposed.
COVID-19 and the public health responses by the US federal and state governments at the onset of the pandemic resulted in a shut down for several months of significant portions of the US economy, including areas that AAC's insured obligors rely upon to generate the revenues and cash flows necessary to service debts we insure. In the U.S. and Europe, where most of Ambac's financial guaranty exposure is located, significant fiscal stimulus measures, monetary policy actions and other relief measures helped to moderate the negative economic impacts of COVID-19 and supported the economic recovery which began in the second half of 2020 and continues into 2022. As of March 31, 2022, there have been no defaults of Ambac-insured obligations as a result of the COVID-19 pandemic.
Given the economic uncertainties associated with the duration and effects of the COVID-19 pandemic, it is impossible to fully predict all of its long-term consequences and, as a result, it is possible that our future operating results and financial condition may be materially adversely affected by the continuance of the pandemic.
Russia and Ukraine Conflict
The current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. We do not have operations in Russia or Ukraine or any insured exposures in those countries. Ambac's investment portfolio exposure to Russian issuers is not significant. Given our insignificant exposure, we have not experienced, and do not expect this conflict to have, a material adverse impact on our results of operations, financial condition or cash flows. However, as the conflict continues and if it were to escalate, the global economy and capital markets will be adversely impacted in ways that we cannot predict and therefore we are unable to estimate the ultimate impact that this conflict may have on our future financial condition, results of operations, and cash flows.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the three months ended March 31, 2022, included the following:

Net income (1)	$1
Gain (loss) on foreign currency translation (net of tax)	(23)
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	2
Impact on total comprehensive income (loss)	$(20)
(1)    A portion of Ambac UK's, and to a lesser extent AAC's, assets and liabilities are denominated in currencies other than its functional currency and accordingly, we recognized net foreign currency transaction gains/(losses) as a result of changes to foreign currency rates through our Unaudited Consolidated Statement of Total Comprehensive Income (Loss).
Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31,
| Ambac Financial Group, Inc. 47 2022 First Quarter FORM 10-Q |

2021, for further information on the impact of future currency rate changes on Ambac's financial instruments.
LIBOR Sunset
Ambac continuously monitors regulatory and industry developments related to the transition from LIBOR to alternative reference rates. In 2021, New York State passed legislation addressing the cessation of U.S. Dollar ("USD") LIBOR and specified a recommended benchmark replacement based on the Secured Overnight Financing Rate ("SOFR") for certain legacy transactions. Similar Federal legislation gained approval in March of 2022. The Alternative Reference Rates Committee, the Federal Reserve Board and several industry associations and groups have expressed support for the new law. While Ambac believes the LIBOR law is generally a positive step, there remains uncertainty about how it will be interpreted or challenged as well as about other aspects of the discontinuance of LIBOR. At the same time, regulatory and governmental authorities continue to promote the creation and functioning of post-LIBOR indices, SOFR in particular. See the Risk Factor entitled "Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences" found in Part I, Item 1A of Ambac’s Annual Report on Form 10-K for the year ended December 31, 2021. Also, for further background and information about management's evaluation of Ambac's potential exposures to LIBOR transition, see "Executive Summary — LIBOR Sunset" in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2021.
SEC Proposed Rules on Climate Related Information
On March 21, 2022, the Securities and Exchange Commission (“SEC”) proposed rule amendments that would require public companies to include certain climate-related information in their periodic reports and registration statements, including oversight and governance, material impacts (operational and financial), risk identification and management, and Scope 1, 2 and 3 emissions (the “Proposed Rule”). For large accelerated filers, such as Ambac, the Scope 1 and 2 emissions disclosures would require attestation from a third party. These new requirements, if adopted, would at the earliest take effect in fiscal year 2023 and begin to apply to SEC filings in 2024. Ambac is reviewing the Proposed Rule and assessing related compliance obligations and other effects on our operations.
CRITICAL ACCOUNTING ESTIMATES
Ambac’s Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of material estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2021.

FINANCIAL GUARANTEES IN FORCE
($ in millions)
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at March 31, 2022 and December 31, 2021. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and excludes exposure of the policies insuring the Sitka Senior Secured Notes as defined in Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021:

	March 31, 2022	December 31, 2021
Public Finance (1) (2)	$11,980	$12,360
Structured Finance	4,688	4,904
International Finance	10,450	10,756
Total net par outstanding	$27,118	$28,020
(1)Includes $5,469 and $5,490 of Military Housing net par outstanding at March 31, 2022 and December 31, 2021, respectively.
(2)Includes $784 and $1,054 of Puerto Rico net par outstanding at March 31, 2022 and December 31, 2021, respectively.
| Ambac Financial Group, Inc. 48 2022 First Quarter FORM 10-Q |

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at March 31, 2022:

		Risk Name	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding	% of Total Net Par Outstanding
IF	AUK	Capital Hospitals plc (2)	UK-Infrastructure	A-	2046	$899	3.3%
IF	AUK	Anglian Water	UK-Utility	A-	2035	895	3.3%
IF	AUK	Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	BBB	2033	852	3.1%
IF	AUK	Aspire Defence Finance plc	UK-Infrastructure	A-	2040	799	2.9%
IF	AUK	National Grid Gas	UK-Utility	BBB+	2037	783	2.9%
IF	AUK	Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	2035	643	2.4%
PF	AAC	New Jersey Transportation Trust Fund Authority - Transportation System	US-Lease and Tax-backed Revenue	BBB-	2036	623	2.3%
IF	AUK	National Grid Electricity Transmission	UK-Utility	BBB+	2036	551	2.0%
IF	AUK	RMPA Services plc	UK-Infrastructure	BBB+	2038	524	1.9%
IF	AUK	Catalyst Healthcare (Manchester) Financing plc (2)	UK-Infrastructure	BBB-	2040	522	1.9%
Total						$7,091	26.0%
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

Net par related to the top ten exposures reduced $234 from December 31, 2021. Exposures are impacted by changes in foreign exchange rates ($189 reduction during the three months ended March 31, 2022), certain indexation rates, reinsurance transactions and scheduled and unscheduled paydowns. As a result of recent increases in inflation, such indexation exposures have increased at a faster pace than they have historically.
The concentration of net par amongst the top ten (as a percentage of net par outstanding) remained unchanged at 26% at March 31, 2022, and December 31, 2021. Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $32 per single risk, with insured exposures ranging up to $454 and a median net par outstanding of $5.
Given that Ambac has not written any new financial guaranty insurance policies since 2008, the risk exists that the legacy financial guarantee insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.
Puerto Rico
The following table outlines Ambac's insured net par outstanding to each Commonwealth of Puerto Rico issuer. Each issuing entity has its own credit risk profile attributable to, as applicable, discreet revenue sources, direct general obligation pledges and general obligation guarantees.

Net Par Outstanding ($ in millions)	March 31, 2022	December 31, 2021
PR Highways and Transportation Authority (1998 Resolution - Senior Lien Transportation Revenue)	$394	$394
PR Infrastructure Financing Authority (Special Tax Revenue) (1)	247	403
PR Convention Center District Authority (Hotel Occupancy Tax) (2)	70	86
PR Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	69	73
PR Highways and Transportation Authority (1968 Resolution - Highway Revenue)	4	4
Commonwealth of Puerto Rico - General Obligation Bonds	—	11
PR Public Buildings Authority - Guaranteed by the Commonwealth of Puerto Rico	—	83
Total Net Exposure to The Commonwealth of Puerto Rico and Related Entities	$784	$1,054
(1) As of April 29, 2022, all remaining exposure has been called
(2) As of May 2, 2022, all remaining exposure has been called
Commonwealth Plan of Adjustment (Title III Case)
On March 15, 2022, the Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, et al. ("Eighth Amended POA") together with the Qualifying Modifications for PRIFA and CCDA ("PRIFA QM" and "CCDA QM", respectively) became effective, restructuring approximately $33,000 of debt across various Commonwealth instrumentalities,
| Ambac Financial Group, Inc. 49 2022 First Quarter FORM 10-Q |

including obligations insured by AAC, and approximately $50,000 in pension obligations.
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
The plan consideration made available to creditors under these plan support agreements on the Eighth Amended POA effective date was as follows:
PRIFA Plan Consideration
PRIFA creditors receive, on account of approximately $1,929 of allowed claims arising from PRIFA bonds, consideration in the form of (i) $193.5 cash and (ii) a contingent value instrument ("CVI") premised on (a) a share of the outperformance of general fund rum tax collections relative to the certified 2021 Commonwealth Fiscal Plan's projections (the "Rum Tax CVI") and (b) an approximately 27% share, subject to a lifetime cap of about $1,302, of the Clawback Creditors' portion of the outperformance of the Commonwealth's sales and use tax ("SUT") relative to the certified 2020 Commonwealth Fiscal Plan's projections (the "Clawback CVI").
CCDA Plan Consideration
CCDA creditors receive, on account of approximately $384 of allowed claims against the Commonwealth arising from CCDA bonds, consideration in the form of (i) $97 cash and (ii) an approximately 4% share, subject to a lifetime cap of about $217, of the Clawback CVI.
GO/PBA Plan Consideration
GO/PBA creditors receive, on account of approximately $18,409 of allowed claims arising from various GO and PBA bonds and other loans, consideration of (i) approximately $7,074 of cash, including plan support fees, (ii) approximately $6,683 of new GO current interest bonds, $1,170 face value of new GO capital appreciation bonds and (iv) GO Bond CVI, subject to a lifetime cap of about $3,500. The GO Bond CVI is intended to provide creditors with additional returns tied to outperformance of the SUT against the certified 2020 Commonwealth Fiscal Plan's projections.
AAC-Insured Bond Effective Date Transactions
GO / PBA
On the Eight Amended POA effective date, AAC-insured GO and PBA bondholders who elected commutation of their insurance received: 1) their respective shares of GO/PBA plan consideration available under the Eighth Amended POA, and 2) cash from
Ambac. Ambac’s obligations to the bondholders under the Ambac insurance policies who elected this option were deemed to be fully satisfied. On the plan effective date, about 50% and 27% of the outstanding par of the Ambac-insured GO and PBA bonds, respectively, totaling about $28 of insured par was commuted. The AAC-insured GO and PBA bondholders who failed to elect commutation received payment, in cash, of the outstanding principal amount of the bondholders’ insured bonds plus the accrued and unpaid interest thereon as of the effective date (the “Ambac Acceleration Price.”). Pursuant to this option, bondholders received the Ambac Acceleration Price in full and final discharge of Ambac’s obligations under the Ambac insurance policies. As of the effective date, all the remaining outstanding AAC-insured GO and PBA bonds totaling about $94 of insured par were satisfied and eliminated via commutation or acceleration.
PRIFA / CCDA
On the Eight Amended POA effective date, AAC-insured PRIFA and CCDA bondholders who elected commutation of their insurance received: 1) their respective shares of PRIFA or CCDA plan consideration available under the Eighth Amended POA and the PRIFA QM, or CCDA QM, as applicable, and 2) cash from Ambac. Ambac’s obligations to the bondholders under the Ambac insurance policies who elected this option were deemed to be fully satisfied. The AAC-insured PRIFA and CCDA bondholders who failed to elect commutation had their bondholders’ respective shares of consideration available under the Commonwealth Plan and the PRIFA QM, or CCDA QM, as applicable, deposited into a trust. On the plan effective date, about 39% and 19% of the outstanding par of the Ambac-insured PRIFA and CCDA bonds, respectively, totaling about $172 of insured par was commuted with the remainder totaling about $317 of insured par deposited into the trusts. Since the effective date, the remainder of those PRIFA and CCDA bonds belonging to bondholders who elected not to commute their AAC Insurance Policies and were deposited into trusts together with such policies have all been accelerated, satisfying and eliminating all of the Ambac-insured PRIFA and CCDA bonds.
Puerto Rico Highway and Transportation Authority (“PRHTA”)
AAC's remaining unrestructured PROMESA Puerto Rico exposure, PRHTA, is subject to the PRHTA Plan of Adjustment ("PRHTA POA"), which was filed on May 2, 2022. A confirmation hearing for the PRHTA POA is expected to follow later in 2022.
PRHTA/CCDA PSA
AAC signed a joinder to the PRHTA/CCDA PSA on July 15, 2021. The PRHTA/CCDA PSA, originally executed on May 5, 2021, provides for certain consideration for holders of bonds issued by certain Commonwealth instrumentalities, PRHTA, and CCDA on account of their claims against the Commonwealth arising from such bonds ("Clawback" claims). Under the PRHTA/CCDA PSA, PRHTA creditors will share $389 of cash proceeds, including a $264 interim distribution, payable once the PRHTA distribution condition has been met pursuant to the Eighth Amended POA. In addition, PRHTA creditors will receive an
| Ambac Financial Group, Inc. 50 2022 First Quarter FORM 10-Q |

approximately 69% share of the Clawback CVI, subject to a lifetime nominal cap of about $3,698, which is also payable once the PRHTA distribution condition has been met pursuant to the Eighth Amended POA. The PRHTA Clawback CVI is subject to a PRHTA-specific waterfall: holders of PRHTA ’68 bonds will receive the first dollars of Clawback CVI, followed by holders of PRHTA ’98 bonds. The value of the Clawback CVI is highly uncertain, given the contingent, outperformance-driven structure. Changes in our assumed values of the Clawback CVI or in the actual performance of the Clawback CVI could cause an adverse change in our reserves which could be material. As a result, a significant decrease in our assumed values of the Clawback CVI could have a material adverse impact on our results of operations and financial condition. PRHTA bondholders will also receive new PRHTA bonds or cash with a face amount of $1,245. Of the $1,245 in new bonds or cash, approximately $646.4 will be allocated to holders of PRHTA '68 bonds and approximately $598.6 will be allocated to holders of PRHTA '98 bonds. The new PRHTA bonds or cash will be distributed to creditors upon consummation of the PRHTA POA. AAC and other PRHTA creditors will receive restriction fees and consummation costs payable at the effective date of the PRHTA POA.
Puerto Rico Considerations
The Eighth Amended POA and the qualifying modifications for PRIFA and CCDA became effective on March 15, 2022, and on that date and since, AAC-insured Puerto Rico exposures have been significantly reduced via commutation and acceleration. However, uncertainty remains as to our remaining exposures as to (i) the value or perceived value of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (ii) the extent to which exposure management strategies, such as commutation and acceleration, will be executed for PRHTA; (iii) the tax treatment of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (iv) whether and when the PRHTA POA will be confirmed; and (vii) other factors, including market conditions such as interest rate movements and credit spread changes on the new CVI instruments. Ambac’s loss reserves may prove to be understated or overstated, possibly materially, due to favorable or unfavorable developments or results with respect to these factors. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet to the Unaudited Consolidated Financial Statements included in Part I, Item 2 in this Form 10-Q for the possible increase in loss reserves under stress or other adverse conditions. There can be no assurance that losses may not exceed such estimates.
Ambac Title III Litigation Update
AAC continues to actively participate in PRHTA’s Title III proceedings.
Refer to Note 14. Commitments and Contingencies to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information about Ambac's litigation relating to Puerto Rico.
Summary
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition. Due to uncertainty regarding numerous factors, described above, that will ultimately determine the extent of Ambac's losses, it is also possible that favorable developments and results with respect to such factors may cause losses to be lower than current reserves, possibly materially.
Exposure Currency
The table below shows the distribution by currency of AAC’s insured exposure as of March 31, 2022:

Currency	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$16,878	$16,878
British Pounds		£6,642	8,725
Euros		€1,112	1,231
Australian Dollars	A$	380	284
Total			$27,118
| Ambac Financial Group, Inc. 51 2022 First Quarter FORM 10-Q |

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at March 31, 2022 and December 31, 2021. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:
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
Summary of Below Investment Grade Exposure:

	Net Par Outstanding
Bond Type	March 31, 2022	December 31, 2021
Public Finance:
Puerto Rico	$784	$1,054
Military Housing	369	370
Other	308	317
Total Public Finance	1,461	1,741
Structured Finance:
RMBS	2,080	2,170
Student loans	293	302
Total Structured Finance	2,373	2,472
International Finance:
Sovereign/sub-sovereign	752	774
Transportation	375	389
Other	59	62
Total International Finance	1,186	1,225
Total	$5,020	$5,438
The net decline in below investment grade exposures is primarily due to de-risking activities, including the Puerto Rico restructuring.
Below investment grade exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.
| Ambac Financial Group, Inc. 52 2022 First Quarter FORM 10-Q |

Results of Operations ($ in millions)
Consolidated Results
A summary of our financial results is shown below:

Three Months Ended March 31,	2022	2021
Gross premiums written	$30	$(2)
Revenues:
Net premiums earned	$15	$14
Net investment income	5	49
Net investment gains (losses), including impairments	10	2
Net gains (losses) on derivative contracts	57	25
Net realized gains (losses) on extinguishment of debt	—	33
Commission income	9	7
Other income (expense)	2	(2)
Income (loss) on variable interest entities	22	—
Expenses:
Losses and loss expenses (benefit)	24	8
Intangible amortization	14	19
Operating expenses	34	33
Interest expense	44	50
Provision (benefit) for income taxes	—	2
Net income (loss) attributable to common stockholders	$2	$17
Ambac's results for the three months ended March 31, 2022 were significantly impacted by the following:
•AAC has successfully implemented the restructuring of a significant portion of its remaining Puerto Rico exposures, following the occurrence of the effective dates for the Plan of Adjustment related to AAC-insured Puerto Rico General Obligation bonds (“GO”) and Public Buildings Authority (“PBA”) bonds, and Qualifying Modifications for AAC-insured Puerto Rico Infrastructure Authority (“PRIFA”) and Convention Center District Authority (“CCDA”) bonds, all effective March 15, 2022. As a result of these successful restructurings, Ambac recorded a gain in the amount of $198 as part of its first quarter 2022 consolidated financial results. This gain includes (i) a net benefit in losses; (ii) gain on the consolidation of newly established variable interest entities; partially offset by losses from sales and changes to the fair value of securities received in the restructuring and amortization of the insurance intangible asset.
•Management recorded a reduction to AAC’s estimated R&W subrogation recoveries in the amount of $224, $186 of which was based on AAC's evaluation of the effect on certain of AAC's R&W litigations of the New York Court of Appeals’ decision in the case entitled U.S. Bank National Association v. DLJ Mortgage Capital, Inc. relating to Home Equity Asset Trust 2007-1 ("HEAT"), a residential mortgage-backed securities trust, and the remainder of which reflects the impact of changes in discount rates and underlying insured RMBS transaction performance. The decision in HEAT is relevant to AAC's breach-of-contract cases relating to its insured RMBS transactions and may affect one of the bases upon which AAC seeks recovery with respect to a significant portion of breaching loans in AAC's RMBS cases. However, management believes there remain other alternative paths to recovery for such breaching loans. AAC’s ultimate recoveries in its RMBS litigations may be materially higher or lower than its estimated subrogation recoveries based on a number of factors, including those described in Ambac’s Form 10-K for the fiscal year ended December 31, 2021 and elsewhere in this Quarterly Report.
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2022 and 2021, respectively.
Gross Premiums Written. Gross premiums written increased $32 for the three months ended March 31, 2022, compared to the same period in the prior year. The increase was driven by the growth in the Specialty Property & Casualty Insurance segment of $24.
Net Premiums Earned. Net premiums earned increased $1 for the three months ended March 31, 2022, compared to the same period in the prior year.
The increase was driven by $1 of specialty property and casualty net premiums earned, partially offset by a slight reduction in legacy financial guarantee premiums earned.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed maturity securities classified as available-for-sale, interest and changes in fair value of fixed maturity securities classified as trading, and net gains (losses) on pooled investment funds which include changes in fair value of the funds' net assets. Fixed maturity securities include investments in Ambac-insured securities that are made opportunistically based on their risk/reward and asset-liability management characteristics. Investments in pooled investment funds and certain other investments are either classified as trading securities with changes in fair value recognized in earnings or are reported under the equity method. These funds and other investments are reported in Other investments on the Unaudited Consolidated Balance Sheets, which consists primarily of pooled fund investments in diversified asset classes. For further information about investment funds held, refer to Note 4. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q. Net investment income for the periods presented were driven by the legacy financial guarantee segment; other segments' results were not significant.
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:
| Ambac Financial Group, Inc. 53 2022 First Quarter FORM 10-Q |

	Three Months Ended March 31,
	2022	2021
Securities available-for-sale: Ambac-insured (including LSNI Secured Notes)	$7	$15
Securities available-for-sale and short-term other than Ambac-insured	7	7
Other investments (includes trading securities)	(9)	27
Net investment income	$5	$49
Net investment income decreased $(44) for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
•Other investments income (loss) decreased $36 for the three months ended March 31, 2022, compared to the same period in the prior year. The three months ended March 31, 2022, included a loss of $9 on securities received in the Puerto Rico restructuring which are classified as trading. Pooled fund investment returns were lower for most asset classes, particularly equity and hedge funds. Hedge funds had modest positive performance in the three months ended March 31, 2022, while equities experienced losses as global markets declined. Both of these fund categories reported very strong positive performance in the first quarter of 2021. Performance of other fund categories were mixed relative to the prior year period.
•Net investment income from Ambac-insured securities for the three months ended March 31, 2022 decreased $8 compared to the prior year period, due primarily to lower income on LSNI Secured Notes which were redeemed in July 2021. Additionally, continued runoff of insured RMBS and the March 15, 2022, Puerto Rico restructuring both contributed to declines in investment income from Ambac-insured securities.
Net Investment Gains (Losses), including Impairments. The following table provides a breakdown of net investment gains (losses) for the periods presented:

Three months ended March 31	2022	2021
Net gains (losses) on securities sold or called	$8	$6
Net foreign exchange gains (losses)	3	(4)
Credit impairments	(1)	—
Intent / requirement to sell impairments	—	—
Total net realized gains (losses)	$10	$2
Net gains for the three months ended March 31, 2022, included a recovery of $9 from a class-action settlement relating to certain RMBS securities previously held in the investment portfolio. Net gains for the three months ended March 31, 2021, included a gain of $4 realized on the sale AFG's equity interest in the Corolla Trust in connection with the Corolla Exchange Transaction. Other net realized gains on securities sold or called during both periods were primarily from sales in connection with routine portfolio management.
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
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts include results from the Company's interest rate derivatives portfolio and its runoff credit derivatives portfolio. The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee insurance and investment portfolios. Net gains (losses) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. Results from credit derivatives were not significant to the periods presented.
Net gains (losses) on interest rate derivatives for the three months ended March 31, 2022, were $57 compared to $25 for the three months ended March 31, 2021. The net gains for both periods reflect changes in fair value from increases in forward interest rates and lower counterparty credit adjustments on certain derivative assets, partially offset by portfolio carrying costs. The higher net gain for the three months ended March 31, 2022, resulted from the significant rate increases in the period combined with favorable portfolio positioning, partially offset by the impact of wider credit spreads described further below.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $2 and $9 for the three months ended March 31, 2022 and 2021, respectively. In addition to the impact of interest rates on the underlying derivative asset values, the changes in counterparty credit adjustments are driven by movement of credit spreads. Credit spreads widened in the three months ended March 31, 2022 and narrowed in the three months ended March 31, 2021.
Commissions Income. Commission income for the three months ended March 31, 2022 was $9 compared to $7, for the three months ended March 31, 2021. Commissions include both base and profit sharing commissions of the Insurance Distribution segment. The increase is primarily driven by greater premiums placed for the three months ended March 31, 2022. Gross commission income has an accompanying expense, sub-producer commissions (included in Operating Expenses in the Consolidated Statements of Total Comprehensive Income (Loss), which will largely track changes in gross commission. For the three months ended March 31, 2022 Sub-producer commissions of $5 million were up from $4 million in three months ended March 31, 2021.
| Ambac Financial Group, Inc. 54 2022 First Quarter FORM 10-Q |

Net Realized Gains on Extinguishment of Debt. Net realized gains on extinguishment of debt was $33 for the three months ended March 31, 2021, resulting from the first quarter 2021 exchanges of junior surplus notes below their carrying values. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the 2021 Surplus Notes Exchanges.
Income (Loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to FG VIEs, consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating FG VIEs during the periods reported. Generally, the Company’s consolidated FG VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities. In consolidation, assets and liabilities of the FG VIEs are initially reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of FG VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) projected cash flows from (to) the FG VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. In the case of FG VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated FG VIE’s net assets or liabilities are recorded through income at the time of consolidation. Additionally, terminations or other changes to Ambac's financial guarantee insurance policies that impact projected cash flows between a consolidated FG VIE and Ambac could result in gains or losses, even if such policy changes do not result in deconsolidation of the FG VIE.
Income on variable interest entities was $22 for the three months ended March 31, 2022, compared to income of less than a million for the three months ended March 31, 2021. Results for the three months ended March 31, 2022, were driven by net income of $22 related to two new trusts created in connection with the Puerto Rico restructurings in March 2022, including an initial gain upon consolidation of $28 partially offset by subsequent declines in the fair value of the trusts' assets through March 31, 2022. Income on variable interest entities for the three months ended March 31, 2022 and 2021 both included realized gains of $1 on sales of assets from one FG VIE (the COFINA Trust) offset by declines in the valuation of net assets of other VIEs.
Refer to Note 9. Variable Interest Entities to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information on the accounting for FG VIEs.
Losses and Loss Expenses. Loss and loss expenses increased $16 for the three months ended March 31, 2022, compared to the same period in the prior year. The increase was driven by a reduction to AAC’s estimated R&W subrogation recoveries in the amount of $224, partially offset by favorable loss development in domestic public finance, primarily due to the Puerto Rico restructuring.
Intangible Amortization. Insurance intangible amortization for the three months ended March 31, 2022 and 2021, was $14 and 19, a decrease of $5 over the three months ended March 31, 2021. The decrease was driven by run-off of the insured portfolio and de-risking activity. Other intangible amortization for the three months ended March 31, 2022 and 2021, was $1 and $1, respectively.
Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides a summary of operating expenses for the periods presented:

Three Months Ended March 31,	2022	2021
Compensation	$16	$16
Non-compensation	18	17
Gross operating expenses	34	33
Reinsurance commissions, net	(1)	—
Total operating expenses	$34	$33
Gross operating expenses increased $1 for the three months ended March 31, 2022, respectively, compared to the same periods in the prior year.
The increase in operating expenses during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was due to the following:
•Higher compensation costs due to a net increase in staffing resulting from additions in the Specialty Property & Casualty Insurance segment offset by lower incentive compensation expense including the timing of performance factor adjustments.
•Higher non-compensation costs primarily related to sub-producers commissions as part of the Insurance Distribution segment and Legacy Financial Guarantee Insurance legal costs, partially offset by lower transaction driven consulting fees.
Interest Expense. All interest expense relates to the Legacy Financial Guarantee Insurance segment and includes accrued interest on the LSNI Ambac Note, Sitka AAC Note, Tier 2 Notes, surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par. The following table provides details by type of obligation for the periods presented:

Three Months Ended March 31,	2022	2021
Surplus notes (1)	$20	$18
LSNI Ambac Note	—	25
Sitka AAC note	17	—
Tier 2 Notes	7	7
Other	—	—
Total interest expense	$44	$50
(1)Includes junior surplus notes that were acquired and retired in the first quarter of 2021.
| Ambac Financial Group, Inc. 55 2022 First Quarter FORM 10-Q |

The decrease in interest expense for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was mainly driven by the impact of the Secured Note Refinancing as further described in Note 1. Background and Business Description, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, partially offset by discount accretion on surplus notes reissued in 2021.
Surplus note principal and interest payments require the approval of OCI. In May 2022, OCI declined the request of AAC to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the then next scheduled payment date of June 7, 2022. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding to third parties were $593 at March 31, 2022. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments.
Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2022 and 2021, was $0, and $2 a decrease of $1 compared to the provision for income taxes reported for three months ended March 31, 2021.
Results of Operations by Segment
Legacy Financial Guarantee Insurance

Three Months Ended March 31,	2022	2021
Revenues:
Net premiums earned	$13	$14
Net investment income	5	49
Net investment gains (losses), including impairments	10	(2)
Net gains on derivative contracts	57	25
Net realized gains on extinguishment of debt	—	33
Other	24	(2)
Total	109	118
Expenses:
Loss and loss expenses (benefit)	23	8
Operating expenses	21	17
Total	44	25
Earnings before interest, taxes, depreciation and amortization	65	93
Interest expense	44	50
Depreciation	—	—
Intangible amortization	14	19
Pretax income (loss)	$6	$24

Stockholders equity	$567	$727
The Legacy Financial Guarantee Insurance segment is in active runoff. This will generally result in lower premium earnings, investment income, operating expenses and intangible amortization. The variability in the financial results are primarily driven by changes in loss and loss expenses and de-risking transactions. Additionally, the segment results are impacted by changes in interest rates (net gains on derivative contracts and interest expense as the AAC Sitka Note is a floating rate obligation). Key variances not discussed above in the Consolidated Results section are as follows:
Net premiums earned. Net premiums earned decreased $1 for the three months ended March 31, 2022, compared to the same period in the prior year. Net premiums earned were impacted by the runoff of the financial guarantee insured portfolio, including through transaction terminations, calls and scheduled maturities, which reduce current and future net premiums earned and were also impacted by the following:
•Changes to the allowance for credit losses on the premium receivable asset. The positive impact on net premiums earned related to credit losses amounted to $1 and $4 for the for the three months ended March 31, 2022 and 2021.
•Accelerated financial guarantee premium earnings as a result of calls and other accelerations on insured obligations largely due to de-risking activity of $4 and $0 for the for the three months ended March 31, 2022 and 2021.
| Ambac Financial Group, Inc. 56 2022 First Quarter FORM 10-Q |

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which AAC is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Nor does Ambac include potential recoveries attributable to pre-judgment interest in the estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of $1,480 and $1,704 at March 31, 2022, and December 31, 2021, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for more information regarding the estimation process for R&W subrogation recoveries.
The following provides details for losses and loss expenses (benefit) incurred for the periods presented:

Three Months Ended March 31,	2022	2021
Structured Finance	$213	$(8)
Domestic Public Finance	(190)	9
Other	1	6
Totals (1)	$23	$8
(1)    Includes loss expenses incurred of $1 and $10 for the three months ended March 31, 2022 and 2021, respectively.
Losses and loss expenses (benefit) for the three months ended March 31, 2022, were driven by a reduction to AAC’s estimated R&W subrogation recoveries in the amount of $224, partially offset by favorable loss development in domestic public finance, primarily due to the Puerto Rico restructuring.
Losses and loss expenses (benefit) for the three months ended March 31, 2021, were driven by higher projected losses in domestic public finance from adverse development related to Puerto Rico, partially offset by the positive impact of higher discount rates.
Operating Expenses. The increase in operating expenses of $4 during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily due additional legal fees related to defensive litigation costs. In addition, incentive compensation expense increased due to performance factors, partially offset by lower other compensation costs resulting from a net reduction in headcount within the segment.

Specialty Property and Casualty Insurance

Three Months Ended March 31,	2022	2021
Gross premiums written	$24	$—
Net premiums written	5	—
Revenues:
Premiums earned	$1	$—
Investment income	—	—
Net investment gains (losses), including impairments	—	—
Other income (program fees)	—	—
Total	2	—
Expenses:
Losses and loss expenses incurred	1	—
Operating expenses	3	1
Other expense	—	—
Total	4	1
Earnings before interest, taxes, depreciation and amortization	(2)	$(1)
Pretax income (loss)	$(2)	$(1)
Loss and LAE Ratio	65.3%	NM
Combined Ratio	331.9%	NM

Stockholders Equity	$115	$106
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Ten programs have been signed as of March 31, 2022. The growth in both the number and size of these programs has contributed to the increase in gross and net premiums written, net premiums earned and net loss and loss expenses incurred.
Loss and loss expenses incurred may be adversely impacted by increasing economic and social inflation, particularly within the commercial auto business. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chain and labor market. In addition to the impact of inflation on reserves, on a going forward basis, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
Segment pre-tax net income was impacted by the growth in operating expenses, including costs associated with the acquisition additional shell insurance companies, as we continue to ramp up Everspan's operations.
| Ambac Financial Group, Inc. 57 2022 First Quarter FORM 10-Q |

Insurance Distribution

Three Months Ended March 31,	2022	2021
Premiums placed	$45	$40

Commission income	$9	$7
Sub-producer commission expense (1)	5	4
Net commissions	4	3
Expenses:
Other Operating expenses (1)	1	1
Net (gain) attributable to noncontrolling interest	—	—
Earnings before interest, taxes, depreciation and amortization	2	2
Depreciation	—	—
Intangible amortization	1	1
Pretax income (loss)	2	$2

Stockholders Equity, net of NCI	$66	$69
(1)    The Consolidated Statements of Comprehensive Income presents the sum of these items as Operating Expenses.
Ambac's Insurance Distribution segment currently includes Xchange Benefits, a P&C MGA specializing in accident and health products, 80% of which was acquired by AFG on December 31, 2020. Xchange is compensated for its services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in the case of ESL, managing claims under an agency agreement. Commission revenues are usually based on a percentage of the premiums placed. Xchange is also eligible to receive profit sharing contingent commissions on certain of its Affinity programs based on the underwriting results of the policies it places with the carrier, which may cause some variability in revenue and earning recognition.
Xchange underwrote and placed premiums for its carriers of approximately $45 for the three months ended March 31, 2022, an increase of $5 or 12% as compared to the three months ended March 31, 2021. Higher premiums placed were the primary drivers to the increases in both gross and sub-producer commissions.
Employer Stop Loss business underwritten by Xchange has seasonality in January and July, which result in revenue and earnings concentrations in the first and third quarters each calendar year. Employer Stop Loss is Xchange's largest business.
LIQUIDITY AND CAPITAL RESOURCES
($ in millions)
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG is a holding company with no outstanding debt. AFG's liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $243 as of March 31, 2022, and secondarily on distributions and expense sharing payments from its operating subsidiaries. AFG's investments include securities directly issued by AAC (i.e. surplus notes), which are eliminated in consolidation. Securities issued by AAC and certain other of AFG's investments are generally less liquid than investment grade and highly traded investments.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 per year to cover expenses not otherwise reimbursed. The $4 reimbursement for 2021 expenses was approved by OCI and paid to AFG in April 2022.
AFG's principal uses of liquidity are: (i) the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac, (ii) the making of strategic investments, which may include illiquid investments and (iii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses. AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements. AFG supported the development of the Specialty P&C Insurance business, and its acquisitions, by contributing $6 of capital to Everspan Indemnity in first quarter of 2022 and $92 in 2021, respectively.
Xchange currently does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Xchange of $2 and $- during the three months ended March 31, 2022 and 2021. It is highly unlikely that AAC or Everspan will be able to make dividend payments to AFG for the foreseeable future.
In the opinion of the Company’s management the net assets of AFG are sufficient to meet AFG’s current liquidity requirements. However, events, opportunities or circumstances could arise that may cause AFG to seek additional capital (e.g. through the issuance of debt, equity or hybrid securities or facilities).
Operating Companies' Liquidity
Insurance
The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums; recoveries on claim payments, including RMBS representation and warranty subrogation recoveries (AAC only); reinsurance recoveries; fees; investment income and maturities and sales of investments.
•AAC's ability to realize RMBS representation and warranty subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, such as adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries, including due to delays in court proceedings; intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating the amount of such
| Ambac Financial Group, Inc. 58 2022 First Quarter FORM 10-Q |

recoveries. The amount of these subrogation recoveries is material and if AAC is unable to recover any amounts or recovers materially less than its estimated recoveries, its future available liquidity to pay claims, debt service and meet other obligations would be materially adversely impacted. See Part I, Item 1A. Risk Factors in AFG's Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report for more information about risks relating to RMBS R&W subrogation recoveries.
•See Note 6. Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8, in this Form 10-Q for a summary of future gross financial guarantee premiums to be collected by AAC and Ambac UK. Termination of financial guarantee policies on an accelerated basis may adversely impact AAC’s liquidity.
Cash provided from these sources is used primarily for claim payments and commutations, loss expenses and acquisition costs (Specialty Property & Casualty Insurance segment only), debt service on outstanding debt (AAC only), operating expenses, reinsurance payments and purchases of securities and other investments that may not be immediately converted into cash.
•Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of AAC. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined AAC's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2022. See Note 12. Long-term Debt to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the payment terms and conditions of the Tier 2 Notes as well as the aggregate annual maturities of all debt outstanding. In addition to principal amounts of $2,341 as of March 31, 2022, with various maturities as described in Note 12. Long-term Debt to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, AAC's future interest obligations include $65, subject to changes in interest rates, annually on the Sitka AAC Note through maturity on July 6, 2026, $605 of accrued and unpaid interest that would be payable on surplus notes if approved by OCI on the next scheduled payment date of June 7, 2022, and Tier 2 Note interest that may be paid-in-kind until maturity on February 12, 2055 at which time $5,060 would be due.
•AAC lends its wholly-owned subsidiary, Ambac Financial Services ("AFS") cash to support its operations. AFS uses interest rate derivatives (primarily interest rate swaps and US Treasury futures) as a partial economic hedge against the effects of rising interest rates elsewhere in the legacy financial guarantee segment. AFS's derivatives also include interest rate swaps previously provided to asset-backed issuers and other entities in connection with their financings.
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
Insurance Distribution:
The liquidity requirements of our MGA subsidiaries are met primarily by funds generated from commission receipts (both base and profit commissions). Base commissions are generally received monthly, whereas profit commissions are received only if the business underwritten is profitable. Cash provided from these sources is used primarily for commissions paid to sub-producers, operating expenses and distributions to AFG and other members.
Consolidated Cash Flow Statement Discussion.
The following table summarizes the net cash flows for the periods presented.

Three Months Ended March 31,	2022	2021
Cash provided by (used in):
Operating activities	$9	$(40)
Investing activities	136	116
Financing activities (1)	(52)	(69)
Foreign exchange impact on cash and cash equivalents	—	—
Net cash flow	$93	$6
(1)    During the second quarter of 2022, AAC made $393 of payments in connection with the acceleration of the AAC-insured PRIFA and CCDA bonds that were not commuted during the first quarter of 2022 and were deposited into the respective trusts. As a result of these claim payments and associated full redemption of the trust certificates, the remaining assets of the trusts, valued at $114 at March 31, 2022, were distributed to AAC. Additionally, AAC was the holder of $164 of the PRIFA trust certificates that were fully redeemed. Because these trusts are consolidated VIEs, this activity will be reflected as $221 payments of VIE liabilities in second quarter 2022 financing activities.
Operating activities
The following represents the significant cash operating activity during the three months ended March 31, 2022 and 2021:
•Debt service payments on the Sitka AAC Note were $15 for the three months ended March 31, 2022. Debt service payments on the LSNI Ambac Note were $25 for the three months ended March 31, 2021.
•Payments related to (i) operating expenses were $34 and $31 for the three months ended March 31, 2022 and 2021, respectively; and (ii) reinsurance premiums were $7 and $9
| Ambac Financial Group, Inc. 59 2022 First Quarter FORM 10-Q |

for the three months ended March 31, 2022 and 2021, respectively
•Cash provided by (i) premiums were $28 and $12 for the three months ended March 31, 2022 and 2021, respectively; (ii) interest rate derivatives were $11 and $3 for the three months ended March 31, 2022 and 2021, respectively; (iii) investment portfolio income were $14 and $23 for the three months ended March 31, 2022 and 2021, respectively; and (iv) cash settlements from the Puerto Rico restructuring transactions to the consolidated trusts was $47 for the three months ended March 31, 2022.
•Net Legacy Financial Guarantee Insurance loss and loss expenses paid, including commutation payments, during the three months ended March 31, 2022 and 2021 are detailed below:

Three Months Ended March 31,	2022	2021
Net loss and loss expenses paid (recovered):
Net losses paid	$213	$30
Net subrogation received	(177)	(25)
Net loss expenses paid	(8)	20
Net cash flow	$28	$25
Future operating flows will primarily be impacted by interest payments on outstanding debt, net claim and expense payments, investment coupon receipts and premium collections.
Financing Activities
Financing activities for the three months ended March 31, 2022, include paydowns and maturities of VIE debt obligations of $49.
Financing activities for the three months ended March 31, 2021, include paydowns of the LSNI Ambac Note of $16 and paydowns and maturities of VIE debt obligations of $48.
Collateral
AFS hedges a portion of the interest rate risk in the Legacy Financial Guarantee Insurance segment financial guarantee and investment portfolios, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $119 (cash and securities collateral of $6 and $114, respectively), including independent amounts, under these contracts at March 31, 2022.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET ($ in millions)
Total assets decreased by approximately $772 from December 31, 2021, to $11,531 at March 31, 2022, primarily due to payment of loss and loss expenses, interest and operating expenses, lower subrogation recoverables, declines in invested asset values, lower derivative assets caused by rising interest rates, lower consolidated VIE assets and lower premium receivables and intangible assets from the continued runoff of the financial guarantee insurance portfolio.
Total liabilities decreased by approximately $649 from December 31, 2021, to $10,538 as of March 31, 2022, primarily due to the payment of loss and loss expenses, lower VIE long-term debt and lower derivative liabilities caused by rising interest rates.
As of March 31, 2022, total stockholders’ equity was $974, compared with total stockholders’ equity of $1,098 at December 31, 2021. This decrease was primarily due to the changes in unrealized losses on invested assets and losses on foreign currency translation.
Investment Portfolio
Ambac's investment portfolio is managed under established guidelines designed to meet the investment objectives of AAC, Everspan Group, Ambac UK and AFG. Refer to "Description of the Business – Investments and Investment Policy" located in Part I. Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for further description of Ambac's investment policies and applicable regulations.
Refer to Note 4. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for information about Ambac's consolidated investment portfolio. Ambac's investment policies and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.
| Ambac Financial Group, Inc. 60 2022 First Quarter FORM 10-Q |

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Fixed maturity securities(1), (2)	$1,383	$1,730
Fixed maturity securities - trading	119	—
Short-term(1), (2)	540	414
Other investments(2)	660	690
Fixed maturity securities pledged as collateral	114	120
Total investments (3)	$2,815	$2,955
(1)    Includes Specialty Property & Casualty Insurance segment assets held comprising fixed maturity securities of $79 and $72 at March 31, 2022 and December 31, 2021, respectively, and short-term investments of $31 and $32 at March 31, 2022 and December 31, 2021, respectively.
(2)    Includes assets held by AFG comprising fixed maturity securities, short-term and other investments of $24, $113 and $11 as of March 31, 2022, respectively, and fixed maturity securities, short-term and other investments of $28, $124 and $11 as of December 31, 2021, respectively.
(3)    Includes investments denominated in non-US dollar currencies with a fair value of £339 ($445) and €35 ($39) as of March 31, 2022, and £341 ($462) and €38 ($43) as of December 31, 2021.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments primarily consist of diversified interests in pooled funds. Refer to Note 4. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and pooled funds by asset class.
The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at March 31, 2022 and December 31, 2021:
(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represent 20% and 32% of the March 31, 2022 and December 31, 2021 combined fixed maturity portfolio, respectively. The decrease is primarily due to the impact of the settlement of insured Puerto Rico bonds described above, under Financial Guarantees in Force - AAC-Insured Bond Effective Date Transactions.
| Ambac Financial Group, Inc. 61 2022 First Quarter FORM 10-Q |

Premium Receivables
Ambac's premium receivables decreased to $317 at March 31, 2022, from $323 at December 31, 2021. As further discussed in Note 6. Insurance Contracts, the decrease is primarily due to activities in the Legacy Financial Guarantee Insurance Segment partially offset by growth in the Specialty P&C Insurance Segment. The Legacy Financial Guarantee Insurance Segment declines are due to premium receipts, partially offset by decreases to the allowance for credit losses and accretion of the premium receivable discount. At March 31, 2022, Legacy Financial Guarantee Insurance and Specialty P&C premiums receivables are $308 and $9, respectively.
Premium receivables by payment currency were as follows:

Currency	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$200	$200
British Pounds	£77	101
Euros	€15	16
Total		$317
Reinsurance Recoverable on Paid and Unpaid Losses
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). For those reinsurance counterparties that do not currently post collateral, Ambac’s reinsurers are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $106 from its reinsurers at March 31, 2022.  Additionally, while legacy liabilities from the 21st Century Companies and PWIC acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers. As of March 31, 2022 and December 31, 2021, reinsurance recoverable on paid and unpaid losses were $48 and $55, respectively. The decrease was primarily a result of favorable development in financial guarantee insured exposures largely related to the Puerto Rico restructuring.
Intangible Assets
Intangible assets includes (i) an insurance intangible asset that was established at AFG's emergence from bankruptcy (Legacy
Financial Guarantee Insurance Segment), representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities of $303 at March 31, 2022, (ii) intangible assets established as part of the acquisition of Xchange (Insurance Distribution Segment) on December 31, 2020 of $32 at March 31, 2022 and (iii) indefinite-lived intangible assets established as part of the acquisitions of PWIC on October 1, 2021 and the 21st Century Companies on January 3, 2022 (Specialty Property & Casualty Insurance segment) of $14 at March 31, 2022.
As of March 31, 2022 and December 31, 2021, intangible assets were $350 and $362, respectively. The decline is primarily due to amortization partially offset by the new intangible asset acquired with the 21st Century Companies.
Derivative Assets and Liabilities
The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the Legacy Financial Guarantee insurance and investment portfolios. Derivative assets decreased from $76 at December 31, 2021, to $55 as of March 31, 2022. Derivative liabilities decreased from $95 at December 31, 2021, to $76 as of March 31, 2022. The net decreases resulted primarily from higher interest rates during the three months ended March 31, 2022.
Loss and Loss Expense Reserves and Subrogation Recoverable
Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, excluding consolidated VIEs.
The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Insurance Contracts, respectively, of the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for further information on loss and loss expenses.
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of March 31, 2022 and December 31, 2021, were $(647) and $(522), respectively.
| Ambac Financial Group, Inc. 62 2022 First Quarter FORM 10-Q |

Loss and loss expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries (1)
March 31, 2022:
Loss and loss expense reserves	$36	$1,168	$(95)	$(42)	$1,067
Subrogation recoverable	—	52	(1,766)	—	(1,714)
Totals	$36	$1,221	$(1,861)	$(42)	$(647)

December 31, 2021:
Loss and loss expense reserves	$32	$1,749	$(155)	$(56)	$1,570
Subrogation recoverable	—	88	(2,180)	—	(2,092)
Totals	$32	$1,837	$(2,335)	$(56)	$(522)
(1)Present value of future recoveries includes R&W subrogation recoveries of $1,502 and $1,730 at March 31, 2022 and December 31, 2021, respectively.
Legacy Financial Guarantee Insurance:
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 93% of our ever-to-date insurance claims recorded, with RMBS comprising 75%. At March 31, 2022, $298 million of gross loss and loss expense reserves were consolidated into a VIE in connection with the Puerto Rico restructuring. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at March 31, 2022 and December 31, 2021: :

	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
		Claims and Loss Expenses	Recoveries
March 31, 2022:
Structured Finance	$2,293	$782	$(1,715)	$(10)	$(943)
Domestic Public Finance (3)	1,914	365	(141)	(20)	204
Other	1,262	34	(5)	(12)	17
Loss expenses	—	39	—	—	39
Totals	$5,469	$1,221	$(1,861)	$(42)	$(683)
December 31, 2021:
Structured Finance	$2,371	$852	$(2,018)	$(12)	$(1,178)
Domestic Public Finance	2,742	905	(312)	(31)	562
Other	1,189	35	(5)	(13)	17
Loss expenses	$—	$45	$—	$—	$45
Total	$6,302	$1,837	$(2,485)	$(56)	$(554)
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $646 and $14 respectively, at March 31, 2022, and $784 and $24, respectively at December 31, 2021. Recoverable ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses on the balance sheet.
(2)    Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.
(3)    As a result of the Puerto Rico restructuring and the subsequent consolidation of VIE's gross par outstanding was reduced by $270 and $323, respectively.

Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves (present value of expected net cash flows) are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
| Ambac Financial Group, Inc. 63 2022 First Quarter FORM 10-Q |

It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2022, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability" in Part II, Item 7 of the Company's 2021 Annual Report on Form 10-K, and Part II, Item1A "Risk Factors" of this Quarterly Report, for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes, as well as the descriptions of "Structured Finance Variability," "Domestic Public Finance Variability," "Student Loan Variability," and "Other Variability" appearing below.
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
We established a representation and warranty subrogation recovery as further discussed in Note 6. Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including due to risks inherent in litigation, including adverse rulings or decisions in our cases or in litigations to which
AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); delays in realizing such recoveries, including as a result of trial delays due to court closures related to COVID-19 or other events or circumstances (such as changes in law that affect any basis on which AAC seeks recovery); intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. For example, AAC expects the implications of the decision of the New York Court of Appeals in the case entitled U.S. Bank National Association v. DLJ Mortgage Capital, Inc. relating to Home Equity Asset Trust 2007-1, a residential mortgage-backed securities trust, to be the subject of additional arguments, decisions and appeals in certain of its RMBS litigations as well as in unrelated cases. Actions or decisions by trial or appellate courts regarding the implications of HEAT may significantly impact the manner in which AAC presents its case, AAC's ultimate recoveries, or the timing of trials or pre-trial procedures, filings or actions. Additionally, our actual R&W subrogation recoveries could be significantly lower than our estimate of $1,480, net of reinsurance, as of March 31, 2022, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
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
Structured Finance Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at March 31, 2022, could be approximately $20. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for structured finance credits could be approximately $1,500. A loss of this magnitude may render AAC insolvent. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $35. There can be no assurance that losses may not exceed such amounts. Due to the uncertainties related to the economic effects of the COVID-19 pandemic and other risks associated with structured finance credits, there can be no assurance that losses may not exceed our stress case estimates.
| Ambac Financial Group, Inc. 64 2022 First Quarter FORM 10-Q |

Domestic Public Finance Variability:
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
Following the March 15, 2022 consummation of the Eighth Amended POA, the PRIFA QM and the CCDA QM, all of Ambac’s exposures to the Commonwealth of Puerto Rico across various instrumentalities with the exception of PRHTA have now been restructured. PRHTA is subject to a plan support agreement and will be subject to the PRHTA POA that was filed on May 2, 2022, and is expected to be confirmed later in 2022. However, uncertainty remains as to (i) the value or perceived value of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (ii) the extent to which exposure management strategies, such as commutation and acceleration, will be executed for PRHTA; (iii) the tax treatment of the consideration provided by or on behalf of the debtors under the Eighth Amended POA, PRIFA QM, and CCDA QM; (iv) whether and when the PRHTA POA will be confirmed; and (vii) other factors, including market conditions such as interest rate movements and credit spread changes on the new CVI instruments. Losses may exceed current reserves in a material manner due to favorable or unfavorable developments or results with respect to these factors. See Note 14. Commitments and Contingencies to the Consolidated Financial Statements in Part I and "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II in this Form 10-Q for further updates relating to Puerto Rico.
Material additional losses on our public finance credits caused by the aforementioned factors, including the possibility of a protracted recovery related to the COVID-19 crisis would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at March 31, 2022, the possible increase in loss reserves could be approximately $220 and there can be no assurance that losses may not exceed our stress case estimates.
Other Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $345 greater than the loss reserves at March 31, 2022. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt
| Ambac Financial Group, Inc. 65 2022 First Quarter FORM 10-Q |

Long-term debt consists of surplus notes issued by AAC, the Sitka AAC Note, Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, and Ambac UK debt issued in connection with the 2019 Ballantyne commutation. All long-term debt relates to the Legacy Financial Guarantee Segment.
The carrying value of each of these as of March 31, 2022 and December 31, 2021 is below:

	March 31, 2022	December 31, 2021
Surplus notes	$732	$729
Sitka AAC note	1,155	1,154
Tier 2 notes	340	333
Ambac UK debt	15	15
Total Long-term Debt	$2,242	$2,230
The increase in long-term debt from December 31, 2021, resulted from accretion on the carrying value of surplus notes, Sitka AAC Note, and Ambac UK debt and paid-in-kind interest on Tier 2 notes.
VARIABLE INTEREST ENTITIES
Please refer to Note 9. Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 11. Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for information regarding variable interest entities.
ACCOUNTING STANDARDS
There are no new accounting standards applicable to Ambac that have been issued but not yet adopted.
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and in Part I, Item 1 on this Form 10-Q for a discussion of the impact of other recent accounting pronouncements on Ambac’s financial condition and results of operations.
U.S. INSURANCE STATUTORY BASIS FINANCIAL RESULTS ($ in million)
AFG's U.S. insurance subsidiaries prepare financial statements under accounting practices prescribed or permitted by its domiciliary state regulator (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) is adopted as a component of prescribed practices by each domiciliary state. For further information, see "Ambac Assurance Statutory Basis Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in
Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $805 and $1,378 at March 31, 2022, respectively, as compared to $757 and $1,322 at December 31, 2021, respectively.  As of March 31, 2022, statutory policyholder surplus and qualified statutory capital included $853 principal balance of surplus notes outstanding and $138 liquidation preference of preferred stock outstanding. These surplus notes (in addition to related accrued interest of $644 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims, the Sitka AAC Note and the Tier 2 Notes are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC. The driver to the net increase in policyholder surplus is statutory net income of $61 for the three months ended March 31, 2022.
AAC statutory surplus and therefore AFG's ultimate ability to realize residual value and/or dividends from AAC is sensitive to multiple factors, including: (i) loss reserve development, (ii) settlements or other resolutions of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts or receive recoveries sufficient to pay or redeem obligations of AAC, including the Sitka AAC Note and Tier 2 Notes, (iii) approval by OCI of payments on surplus notes, (iv) ongoing interest costs associated with the Sitka AAC Note and Tier 2 Notes, including changes to interest rates as the Sitka AAC Note is a floating rate obligation, (v) deterioration in the financial position of AAC subsidiaries that have their obligations guaranteed by AAC, (vi) first time payment defaults of insured obligations, which increase statutory loss reserves, (vii) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (viii) reinsurance contract terminations at amounts that differ from net assets recorded, (ix) changes to the fair value of pooled fund and other investments carried at fair value, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed practices.
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $110 at March 31, 2022, as compared to $106 at December 31, 2021.
The significant drivers to the increase in policyholder surplus were capital contributions of $13 partially offset by the admitted asset limitation on goodwill within investment in subsidiaries, and operating expenses during the three months ended March 31, 2022.
| Ambac Financial Group, Inc. 66 2022 First Quarter FORM 10-Q |

AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES (£ in millions)
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £449 at March 31, 2022, as compared to £444 at December 31, 2021. At March 31, 2022, the carrying value of cash and investments was £509, an increase from £500 at December 31, 2021. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums and foreign exchange gains, partially offset by investment losses, operating expenses and tax payments.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP. Available capital resources under Solvency II were a surplus of £250 at December 31, 2021, the most recently published position, of which £240 were eligible to meet solvency capital requirements. Eligible capital resources at December 31, 2021, were in comparison to regulatory capital requirements of £238. Therefore, Ambac UK had a surplus of capital resources as compared to regulatory capital requirements of £1 at December 31, 2021.
NON-GAAP FINANCIAL MEASURES
($ in millions)
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company currently reports three non-GAAP financial measures: EBITDA, adjusted earnings and adjusted book value. The most directly comparable GAAP measures are pre-tax net income for EBITDA, net income attributable to common stockholders for adjusted earnings and Total Ambac Financial Group, Inc. stockholders’ equity for adjusted book value. A non-GAAP financial measure is a numerical measure of financial performance or financial position that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We present such non-GAAP supplemental financial information because we believe such information is of interest to the investment community that provides greater transparency and enhanced visibility into the underlying drivers of our businesses on a basis that may not be otherwise apparent on a GAAP basis. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a segmented and consolidated basis. These non-GAAP financial measures are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.
Ambac has a significant U.S. tax net operating loss (“NOL”) that is offset by a full valuation allowance in the GAAP consolidated financial statements. As a result of this and other considerations, we utilized a 0% effective tax rate for non-GAAP adjustments for both Adjusted Earnings and Adjusted Book Value; which is subject to change.
The following paragraphs define each non-GAAP financial measure. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is also presented below.
EBITDA. EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization of intangible assets. EBITDA is also adjusted for noncontrolling interests in subsidiaries where Ambac does not own 100%. The following table reconciles pre-tax net income (loss) to the non-GAAP measure, EBITDA on a consolidation and segment basis for all periods presented:

| Ambac Financial Group, Inc. 67 2022 First Quarter FORM 10-Q |

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Three Months Ended March 31, 2022
Pretax income (loss) (1)	$6	$(2)	$2	$(3)	$3
Adjustments:
Interest expense	44	—	—	—	44
Depreciation	—	—	—	—	—
Amortization of intangible assets	14	—	1	—	14
Net (gain) attributable to noncontrolling interest			(1)		(1)
Earnings before interest, taxes, depreciation and amortization	$65	$(2)	$2	$(3)	$61

Three Months Ended March 31, 2021
Pretax income (loss) (1)	$24	$(1)	$2	$(6)	$19
Adjustments:
Interest expense	50	—	—	—	50
Depreciation	—	—	—	—	—
Amortization of intangible assets	19	—	1	—	19
Net (gain) attributable to noncontrolling interest			—		—
Earnings before interest, taxes, depreciation and amortization	$93	$(1)	$2	$(6)	$88
(1)    Pretax income (loss) is prior to the impact of noncontrolling interests.
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
The following table reconciles net income (loss) attributable to common stockholders to the non-GAAP measure, Adjusted Earnings (loss) on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended March 31,
	2022		2021
($ in millions, except share data)	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$2	$0.04	$17	$0.08
Adjustments:
Insurance intangible amortization	14	0.29	19	0.40
Foreign exchange (gains) losses	(2)	(0.03)	5	0.11
Adjusted earnings (loss)	$14	$0.30	$41	$0.59
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
| Ambac Financial Group, Inc. 68 2022 First Quarter FORM 10-Q |

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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	March 31, 2022		December 31, 2021
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$914	$19.65	$1,038	$22.42
Adjustments:
Non-credit impairment fair value losses on credit derivatives	—	—	—	0.01
Insurance intangible asset	(303)	(6.52)	(320)	(6.91)
Net unearned premiums and fees in excess of expected losses	279	6.00	310	6.68
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(49)	(1.06)	(154)	(3.32)
Adjusted book value	$841	$18.07	$874	$18.88

The decrease in Adjusted Book Value was primarily attributable to the adverse effect foreign exchange losses and higher discount rates on the PV of legacy financial guarantee installment premiums partially offset by Adjusted earnings for the three months ended March 31, 2022 (excluding earned premium previously included in Adjusted Book Value).
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of March 31, 2022, there were no material changes in the market risks that the Company is exposed to since December 31, 2021.
Item 4.     Controls and Procedures
In connection with the preparation of this first quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief
Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 14. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 19: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on
| Ambac Financial Group, Inc. 69 2022 First Quarter FORM 10-Q |

Form 10-K for the year ended December 31, 2021, which are hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K, except as noted below.
Our inability to realize the expected recoveries included in our financial statements could adversely impact our liquidity, financial condition and results of operations and the value of our securities, including the Sitka Senior Secured Notes and Tier 2 Notes.
AAC is pursuing claims in litigation with respect to certain RMBS transactions that it insured. These claims are based on, among other things, representations with respect to the characteristics of the securitized loans, the absence of borrower misrepresentations in the underlying loan pools or other misconduct in the origination process, the compliance of loans with the prevailing underwriting policies, and compliance of the RMBS transaction counterparties with policies and procedures related to loan origination and securitization. In such cases, where contract claims are being pursued, the sponsor of the transaction is obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties, subject to the terms and conditions of the applicable contracts. However, generally the sponsors have not honored those obligations and have vigorously defended claims brought against them.
As of March 31, 2022, we have estimated RMBS R&W subrogation recoveries of $1,480 (net of reinsurance) included in our financial statements. These estimated recoveries are based on the contractual claims brought in the aforementioned litigations and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios. The estimated recoveries we have recorded do not represent the best or the worst possible outcomes with respect to any particular transaction or group of transactions.
There can be no assurance that AAC will be successful in prosecuting its claims in the RMBS litigations. The outcome of any litigation, including the RMBS litigations, is inherently unpredictable, including because of risks intrinsic in the adversarial nature of litigation. Motions made to the court, rulings and appeals - in the cases being prosecuted by AAC or in other relevant cases - could delay or otherwise impact any recovery by AAC. Moreover, rulings that may be adverse to AAC (in any of its RMBS litigations, as well as in other RMBS cases in which it is not a party, could adversely affect AAC’s ability to pursue its claims, or the amount or timing of any recovery, or negatively alter settlement dynamics with RMBS litigation defendants. For example, AAC expects the implications of the decision of the New York Court of Appeals’ decision in the case entitled U.S. Bank National Association v. DLJ Mortgage Capital, Inc. relating to Home Equity Asset Trust 2007-1, a residential mortgage-backed securities trust ("HEAT"), to be the subject of additional arguments, decisions and appeals in certain of its RMBS litigations as well as in unrelated cases. Actions or decisions by trial or appellate courts regarding the implications of HEAT may significantly impact the manner in which AAC presents its case, AAC's ultimate recoveries, or the timing of trials or pre-trial procedures, filings or actions.
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
Even if AAC were to recover the amount of estimated RMBS R&W subrogation recoveries of $1,480 (net of reinsurance) included in our financial statements and pay off or cause to be paid off the Sitka Senior Secured Notes and the Tier 2 Notes (from litigation recoveries or other sources), AAC may still be unable to deliver value to AFG, through dividends or otherwise. In such a scenario, AAC may not have sufficient capital and surplus, or may not be permitted by OCI, to pay off its surplus notes or a substantial portion of them, whether immediately following the resolution of the RMBS litigations or within a reasonable timeframe thereafter. If the surplus notes or a substantial portion of them were to remain outstanding for a significant period of time after the resolution of the RMBS litigations, AAC's obligation to pay interest on the surplus notes would continue to grow, which would diminish AAC's financial flexibility and reduce the likelihood that AAC will be able to pay dividends or otherwise bring value to AFG.
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
| Ambac Financial Group, Inc. 70 2022 First Quarter FORM 10-Q |

The RMBS litigations could also be adversely affected if AAC does not have sufficient resources to actively prosecute its claims or becomes subject to rehabilitation, liquidation, conservation or dissolution, or otherwise impaired by actions of OCI.
Our ability to realize the estimated RMBS R&W subrogation recoveries included in our financial statements and the timing of the recoveries, if any, is subject to significant uncertainty, including the risks described above and uncertainties inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover all such amounts, our stockholders’ equity as of March 31, 2022, would decrease from $974.4 to $(501.6).
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
Adverse developments with respect to any of the factors described above may cause our recoveries to fall below expectations, which could have a material adverse effect on our financial condition, including our capital and liquidity, and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations, particularly its outstanding debt and preferred stock obligations; the initiation of rehabilitation proceedings against AAC; eliminating or reducing the possibility of AAC delivering value to AFG, through dividends or otherwise; diminished business prospects due to third party concerns about our ability to recover losses; and a significant drop in the value of securities issued or insured by AFG or AAC, including the Sitka Senior Secured Notes and the Tier 2 Notes.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the first quarter of 2022. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the first quarter of 2022, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.
On March 30, 2022, our Board of Directors approved a share repurchase program authorizing up to $20 million in share repurchases, with an expiration date of March 31, 2024, which may be terminated at any time. At March 31, 2022, no shares had been repurchased. From April 1, 2022, through May 10, 2022, AFG repurchased 1,505,316 shares for $13.2 million with an average purchase price of $8.78 per share. On May 5, 2022, the Board of Directors authorized an additional $15 million share repurchase bringing the total unused authorized amount to $21.8 million.

	Jan-2022	Feb-2022	Mar-2022	First Quarter 2022
Total Shares Purchased	37,151	—	198,693	235,844
Average Price Paid Per Share	$16.05	$—	$14.04	$14.36
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Approximate Dollar Value of Shares That may Yet be Purchased Under the Plan (in millions)	$—	$—	$35

Item 3.    Defaults Upon Senior Securities — No matters require disclosure.
Item 5.    Other Information — No matters require disclosure.
| Ambac Financial Group, Inc. 71 2022 First Quarter FORM 10-Q |

Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
10.1+	Form of 2022 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.2+	Form of 2022 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.
10.3+	Form of 2022 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.4+	Form of 2022 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	May 10, 2022	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)
| Ambac Financial Group, Inc. 72 2022 First Quarter FORM 10-Q |