Form 10-Q
period 2022-06-30
AMBAC FINANCIAL GROUP INC
filed 2022-08-08
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
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
As of August 5, 2022, 44,962,919 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	68
	Consolidated Balance Sheets (Unaudited)	2		Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	68
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	3		Non-GAAP Financial Measures	68
	Consolidated Statements of Stockholders' Equity (Unaudited)	4	3	Quantitative and Qualitative Disclosures About Market Risk	71
	Consolidated Statements of Cash Flows (Unaudited)	5	4	Controls and Procedures	71
	Notes to Unaudited Consolidated Financial Statements	6
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	46	PART II. OTHER INFORMATION
	Executive Summary	46	1	Legal Proceedings	71
	Critical Accounting Policies and Estimates	49	1A	Risk Factors	71
	Financial Guarantees in Force	49	2	Unregistered Sales of Equity Securities and Use of Proceeds	73
	Results of Operations	53	3	Defaults Upon Senior Securities	73
	Liquidity and Capital Resources	59	5	Other Information	74
	Balance Sheet	62	6	Exhibits	73
	Variable Interest Entities	67	SIGNATURES		74
	Accounting Standards	67

| Ambac Financial Group, Inc. i 2022 Second Quarter FORM 10-Q |

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
| Ambac Financial Group, Inc. 1 2022 Second Quarter FORM 10-Q |

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions, except share data) (June 30, 2022 (Unaudited))	2022	2021
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $1,442 and $1,605)	$1,410	$1,730
Fixed maturity securities pledged as collateral, at fair value (amortized cost of $15 and $15)	15	15
Fixed maturity securities - trading (includes $2 and $0 at fair value)	2	—
Short-term investments, at fair value (amortized cost of $452 and $415)	452	414
Short-term investments pledged as collateral, at fair value (amortized cost of $70 and $105)	70	105
Other investments (includes $590 and $683 at fair value)	598	690
Total investments (net of allowance for credit losses of $0 and $0)	2,547	2,955
Cash and cash equivalents	32	17
Restricted cash	5	5
Premium receivables (net of allowance for credit losses of $6 and $9)	311	323
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	55	55
Deferred ceded premium	104	90
Subrogation recoverable	1,667	2,092
Derivative assets	40	76
Intangible assets	330	362
Goodwill	46	46
Other assets	83	68
Variable interest entity assets:
Fixed maturity securities, at fair value	2,642	3,455
Restricted cash	2	2
Loans, at fair value	2,144	2,718
Derivative assets	51	38
Other assets	2	2
Total assets	$10,061	$12,303
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$385	$395
Loss and loss expense reserves	1,019	1,570
Ceded premiums payable	44	33
Long-term debt	2,189	2,230
Accrued interest payable	559	576
Derivative liabilities	61	95
Other liabilities	124	133
Variable interest entity liabilities:
Long-term debt (includes $3,184 and $4,056 at fair value)	3,340	4,216
Derivative liabilities	1,476	1,940
Total liabilities	9,198	11,187
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	18	18
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,658,990 and 46,477,068	—	—
Additional paid-in capital	267	257
Accumulated other comprehensive income (loss)	(196)	58
Retained earnings	728	726
Treasury stock, shares at cost: 1,719,074 and 172,929	(16)	(3)
Total Ambac Financial Group, Inc. stockholders’ equity	784	1,038
Nonredeemable noncontrolling interest	62	60
Total stockholders’ equity	846	1,098
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$10,061	$12,303
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 2 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share data)	2022	2021	2022	2021
Revenues:
Net premiums earned	$14	$11	$28	25
Net investment income (loss)	(21)	42	(16)	91
Net investment gains (losses), including impairments	7	(2)	17	1
Net gains (losses) on derivative contracts	29	(11)	86	14
Net realized gains (losses) on extinguishment of debt	57	—	57	33
Commission income	6	6	15	13
Other income (expense)	1	1	3	(1)
Income (loss) on variable interest entities	(6)	2	15	2
Total revenues	86	49	206	178
Expenses:
Losses and loss expenses (benefit)	(12)	(26)	12	(18)
Intangible amortization	13	14	28	33
Operating expenses	34	28	68	62
Interest expense	45	50	89	100
Total expenses	80	66	197	177
Pre-tax income (loss)	6	(18)	9	1
Provision (benefit) for income taxes	1	11	1	13
Net income (loss)	5	(28)	8	(11)
Less: net (gain) loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to common stockholders	$5	$(29)	$7	$(12)
Other comprehensive income (loss), after tax:
Net income (loss)	$5	$(28)	$8	$(11)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(2), $1, $(4) and $(1)	(72)	26	(177)	2
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $—, $— and $—	(55)	1	(78)	8
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $—, $—, $— and $—	1	—	1	(1)
Changes to postretirement benefit, net of income tax provision (benefit) of $—, $—, $— and $—	—	—	—	(1)
Total other comprehensive income (loss), net of income tax	(126)	27	(254)	8
Total comprehensive income (loss)	(121)	(2)	(246)	(3)
Less: comprehensive (gain) loss attributable to the noncontrolling interest	—	—	—	—
Total comprehensive income (loss) attributable to common stockholders	$(121)	$(2)	$(247)	$(3)
Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$(0.63)	$0.15	$(0.54)
Diluted	$0.11	$(0.63)	$0.15	$(0.54)
Weighted average number of common shares outstanding:
Basic	45,519,093	46,576,673	46,121,927	46,446,087
Diluted	45,685,349	46,576,673	46,310,687	46,446,087
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 3 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended June 30, 2022 and 2021

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at March 31, 2022	$974	$723	$(70)	$—	$—	$262	$(2)	$60
Total comprehensive income (loss)	(121)	5	(126)	—	—	—	—	—
Stock-based compensation	5	—	—	—	—	5	—	—
Cost of shares repurchased	(14)						(14)
Sale of minority interest in subsidiary	2					—		2
Balance at June 30, 2022	$846	$728	$(196)	$—	$—	$267	$(16)	$62

Balance at March 31, 2021	$1,123	$761	$61	$—	$—	$246	$(5)	$60
Total comprehensive income (loss)	(2)	(29)	27	—	—	—	—	—
Stock-based compensation	2	—	—	—	—	2	—	—
Changes to redeemable NCI	(1)	(1)
Balance at June 30, 2021	$1,123	$732	$87	$—	$—	$249	$(5)	$60

Six months ended June 30, 2022 and 2021

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2022	$1,098	$726	$58	$—	$—	$257	$(3)	$60
Total comprehensive income (loss)	(247)	7	(254)	—	—	—	—	—
Stock-based compensation	10	—	—	—	—	10	—	—
Cost of shares repurchased	(14)						(14)
Sale of minority interest in subsidiary	2					—		2
Cost of shares (acquired) issued under equity plan	(3)	(5)	—	—	—	—	1	—
Balance at June 30, 2022	$846	$728	$(196)	$—	$—	$267	$(16)	$62

Balance at January 1, 2021	$1,140	$759	$79	$—	$—	$242	$(1)	$60
Total comprehensive income (loss)	(3)	(12)	8	—	—	—	—	—
Stock-based compensation	6	—	—	—	—	6	—	—
Cost of shares (acquired) issued under equity plan	(6)	(2)	—	—	—	—	(4)	—
Changes to redeemable NCI	(14)	(14)	—	—	—	—	—	—
Balance at June 30, 2021	$1,123	$732	$87	$—	$—	$249	$(5)	$60
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 4 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$7	$(12)
Redeemable noncontrolling interest	—	—
Net income (loss)	8	(11)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1	1
Amortization of bond premium and discount	(6)	(6)
Share-based compensation	10	6
Unearned premiums, net	(25)	(45)
Losses and loss expenses, net	(13)	(56)
Ceded premiums payable	11	7
Premium receivables	12	26
Accrued interest payable	48	45
Amortization of intangible assets	28	33
Net investment gains (losses), including impairments	(17)	(1)
(Gain) loss on extinguishment of debt	(57)	(33)
Variable interest entity activities	(15)	(2)
Derivative assets and liabilities	(54)	(17)
Other, net	81	(30)
Net cash provided by (used in) operating activities	11	(83)
Cash flows from investing activities:
Proceeds from sales of bonds	387	117
Proceeds from matured bonds	69	154
Purchases of bonds	(189)	(228)
Proceeds from sales of other invested assets	108	61
Purchases of other invested assets	(74)	(80)
Change in short-term investments	(2)	76
Change in cash collateral receivable	56	—
Proceeds from paydowns of consolidated VIE assets	83	87
Other, net	2	—
Net cash provided by investing activities	440	187
Cash flows from financing activities:
Paydowns of LSNI Ambac Note	—	(16)
Payments for purchases of common stock	(14)	—
Payments for extinguishment of surplus notes	(58)	—
Tax payments related to shares withheld for share-based compensation plans	(3)	(6)
Distributions to noncontrolling interest holders	1	(1)
Payments of consolidated VIE liabilities	(359)	(85)
Net cash used in financing activities	(434)	(107)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(1)	—
Net cash flow	16	(4)
Cash, cash equivalents, and restricted cash at beginning of period	23	35
Cash, cash equivalents, and restricted cash at end of period	$39	$32
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 5 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	7	Note 8. Intangible Assets	34
Note 2. Basis of Presentation and Significant Accounting Policies	8	Note 9. Variable Interest Entities	34
Note 3. Segment Information	10	Note 10. Revenues From Contracts with Customers	37
Note 4. Investments	11	Note 11. Comprehensive Income	38
Note 5. Fair Value Measurements	17	Note 12. Net Income Per Share	39
Note 6. Insurance Contracts	24	Note 13. Income Taxes	40
Note 7. Derivative Instruments	32	Note 14. Commitments and Contingencies	40

| Ambac Financial Group, Inc. 6 2022 Second Quarter FORM 10-Q |

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
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's business operations include:
•Legacy Financial Guarantee Insurance — Ambac's financial guarantee business includes the activities of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiaries, including Ambac Assurance UK Limited (“Ambac UK”) and Ambac Financial Services LLC ("AFS"). Both AAC and Ambac UK (the "Legacy Financial Guarantee Companies") have financial guarantee insurance portfolios that have been in runoff since 2008. AFS uses derivatives to hedge interest rate risk in AAC's insurance and investment portfolios.
•Specialty Property & Casualty Insurance — Ambac's hybrid fronting Specialty Property & Casualty Insurance business. Currently includes five admitted carriers (Everspan Insurance Company, Providence Washington Insurance Company, Greenwood Insurance Company (formerly 21st Century Indemnity Insurance Company), Consolidated National Specialty Insurance Company (formerly 21st Century Pacific Insurance Company) and 21st Century Auto Insurance Company of New Jersey and an excess and surplus lines (“E&S” or “nonadmitted”) insurer, Everspan Indemnity Insurance Company (collectively, “Everspan”). The 21st Century companies were acquired in 2022. Everspan carriers have an AM Best rating of 'A-' (Excellent).
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business, which could include Managing General Agents and Underwriters (collectively "MGAs"), insurance wholesalers, and other distribution businesses, currently includes Xchange Benefits, LLC (“Xchange”) a P&C MGA specializing in accident and health products, 80% of which was acquired by AFG on December 31, 2020. Refer to Note 3. Business Combination in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for further information relating to this acquisition.
Beginning in the first quarter of 2022, the Company began reporting these three business operations as segments; see Note 3. Segment Information for further information.
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
| Ambac Financial Group, Inc. 7 2022 Second Quarter FORM 10-Q |

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
Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2022, may not be indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021, consolidated balance sheet was derived from audited financial statements.
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
Foreign Currency:
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $7 and $(7) for the six months ended June 30, 2022 and 2021, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.
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
Following is a rollforward of redeemable noncontrolling interest.

Six Months Ended June 30,	2022	2021
Beginning balance	$18	$7
Net income attributable to redeemable noncontrolling interest (ASC 810)	—	—
Adjustment to redemption value (ASC 480)	—	14
Ending balance	$18	$20
| Ambac Financial Group, Inc. 8 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Six Months Ended June 30,
	2022	2021
Cash paid during the period for:
Income taxes	$5	$10
Interest on long-term debt	32	49
Non-cash investing and financing activities:
Decrease in long-term debt as a result of surplus notes exchanges	$—	$71
Exchange of investments in Puerto Rico bonds for new securities issued in the restructuring transactions	185	—

	June 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$32	$13
Restricted cash	5	17
Variable Interest Entity restricted cash	2	2
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$39	$32

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
| Ambac Financial Group, Inc. 9 2022 Second Quarter FORM 10-Q |

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
The following tables summarize the components of the Company’s total revenues and expenses, pretax income (loss), net income (loss), net income (loss) attributable to common shareholders and total assets by reportable business segment. Information provided below for “Corporate and Other” primarily relates to the operations of AFG, which will include investment income on its investment portfolio and costs to maintain the operations of AFG, including public company reporting, capital management and business development costs for the acquisition and development of new business initiatives.

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated (2)
Three Months Ended June 30, 2022
Revenues:
Net premiums earned	$11	$3			$14
Net investment income (loss)	(22)	—		$1	(21)
Net gains on derivative contracts	28			1	29
Net realized gains on extinguishment of debt	57				57
Commission income			$6		6
Other (1)	1	—	—	—	2
Total revenues (2)	75	4	6	2	86
Expenses:
Loss and loss expenses (benefit)	(14)	2			(12)
Operating expenses (3)	23	3	2	1	29
Depreciation expense (3)	—	—	—	—	—
Intangible amortization	13		1		13
Sub-producer commissions (3)			4		4
Interest expense	45				45
Total expenses (2)	68	5	6	1	80
Pretax income (loss)	$7	$(1)	$—	$1	$6

Total assets (2)	$9,579	$229	$94	$159	$10,061

Six Months Ended June 30, 2022
Revenues:
Net premiums earned	$24	$4			$28
Net investment income (loss)	(18)	1		$1	(16)
Net gains on derivative contracts	85	—		1	86
Net realized gains on extinguishment of debt	57	—			57
Commission income			$15		15
Other (1)	35	1	—	—	36
Total revenues (2)	184	5	15	2	206
Expenses:
Loss and loss expenses (benefit)	9	3			12
Operating expenses (3)	44	7	3	4	58
Depreciation expense (3)	1	—	—	—	1
Intangible amortization	26		1		28
Sub-producer commissions (3)			8		8
Interest expense	89				89
Total expenses (2)	170	9	13	4	197
Pretax income (loss)	$13	$(4)	$2	$(3)	$9
| Ambac Financial Group, Inc. 10 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated (2)
Three Months Ended June 30, 2021
Revenues:
Net premiums earned	$11	$—			$11
Net investment income	41	—		$—	42
Net gains (losses) on derivative contracts	(11)				(11)
Net realized gains on extinguishment of debt	—	—			—
Commission income			$6		6
Other (1)	1	—	—	—	1
Total revenues (2)	42	—	6	—	49
Expenses:
Loss and loss expenses (benefit)	(26)	—			(26)
Operating expenses (3)	21	2	1	—	24
Depreciation expense (3)	—	—	—	—	—
Intangible amortization	13		1		14
Sub-producer commissions (3)			4		4
Interest expense	50				50
Total expenses	59	2	6	—	66
Pretax income (loss) (2)	$(16)	$(2)	$—	$—	$(18)

Total assets (2)	$12,532	$109	$97	$169	$12,907

Six Months Ended June 30, 2021
Revenues:
Net premiums earned	$25	$—			$25
Net investment income	90	—		$—	91
Net gains on derivative contracts	14	—			14
Net realized gains on extinguishment of debt	33	—			33
Commission income			$13		13
Other revenues (1)	(2)	—	—	4	2
Total revenues (2)	160	—	13	4	178
Expenses:
Loss and loss expenses (benefit)	(18)	—			(18)
Operating expenses (3)	38	3	3	10	54
Depreciation expense (3)	1	—	—	—	1
Intangible amortization	31		1		33
Sub-producer commissions (3)			7		7
Interest expense	100				100
Total expenses	152	3	11	10	177
Pretax income (loss) (2)	$8	$(3)	$2	$(6)	$1
(1)Other revenues include the following line items on the Consolidated Statements of Total Comprehensive Income: Net investment gains (losses), including impairments, income (loss) on variable interest entities and other income (expense).
(2)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately. Total assets noted in the Corporate and Other Column is net of AFG's investment in surplus notes issued by the Legacy Financial Guarantee Segment with fair values of $61 and $116 at June 30, 2022 and 2021.
(3)The Consolidated Statements of Comprehensive Income presents the sum of these items as Operating Expenses.
| Ambac Financial Group, Inc. 11 2022 Second Quarter FORM 10-Q |

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

Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2022 and December 31, 2021, were as follows:

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022:
Fixed maturity securities:
Municipal obligations	$55	$—	$4	$1	$58
Corporate obligations	695	—	1	52	644
Foreign obligations	86	—	—	5	81
U.S. government obligations	63	—	1	2	62
Residential mortgage-backed securities	176	—	27	5	197
Collateralized debt obligations	137	—	—	5	132
Other asset-backed securities (1)	230	—	6	1	236
	1,442	—	39	71	1,410
Short-term	452	—	—	—	452
	1,895	—	39	71	1,862
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	70	—	—	—	70
	85	—	—	—	85
Total available-for-sale investments	$1,979	$—	$39	$71	$1,947

December 31, 2021:
Fixed maturity securities:
Municipal obligations	$315	$—	$28	$3	$340
Corporate obligations	612	—	10	9	613
Foreign obligations	89	—	—	2	87
U.S. government obligations	45	—	1	1	45
Residential mortgage-backed securities	182	—	70	—	252
Collateralized debt obligations	128	—	—	—	128
Other asset-backed securities (1)	234	—	32	—	265
	1,605	—	141	16	1,730
Short-term	415	—	—	—	414
	2,020	—	141	16	2,145
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	105	—	—	—	105
	120	—	—	—	120
Total available-for-sale investments	$2,140	$—	$141	$16	$2,265
(1)Consists primarily of Ambac's holdings of military housing and student loan securities.
| Ambac Financial Group, Inc. 12 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2022, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$558	$558
Due after one year through five years	502	481
Due after five years through ten years	330	303
Due after ten years	45	40
	1,436	1,382
Residential mortgage-backed securities	176	197
Collateralized debt obligations	137	132
Other asset-backed securities	230	236
Total	$1,979	$1,947
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at June 30, 2022 and December 31, 2021, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2022:
Fixed maturity securities:
Municipal obligations	$17	$1	$1	$—	$18	$1
Corporate obligations	489	33	117	19	606	52
Foreign obligations	38	2	42	3	80	5
U.S. government obligations	38	1	4	—	42	2
Residential mortgage-backed securities	100	5	1	—	101	5
Collateralized debt obligations	120	4	11	—	130	5
Other asset-backed securities	60	1	—	—	60	1
	861	48	177	23	1,037	71
Short-term	181	—	10	—	191	—
	1,041	48	186	23	1,228	71
Fixed income securities, pledged as collateral:
Short-term	15	—	—	—	15	—
Total collateralized investments	15	—	—	—	15	—
Total temporarily impaired securities	$1,056	$48	$186	$23	$1,243	$71
| Ambac Financial Group, Inc. 13 2022 Second Quarter FORM 10-Q |

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

Management has determined that the securities in the above table do not have credit impairment as of June 30, 2022 and December 31, 2021, based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of June 30, 2022, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturity securities	$13	$23	$28	$46
Short-term investments	1	—	1	—
Investment expense	(1)	(1)	(3)	(3)
Securities available-for-sale and short-term	13	22	27	44
Fixed maturity securities - trading	(11)	—	(21)	—
Other investments	(23)	20	(23)	47
Total net investment income (loss)	$(21)	$42	$(16)	$91
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities, including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
| Ambac Financial Group, Inc. 14 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Net Investments Gains (Losses), including Impairments:
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross realized gains on securities	$—	$2	$23	$9
Gross realized losses on securities	(2)	(1)	(16)	(2)
Foreign exchange gains (losses)	8	(2)	11	(6)
Credit impairments	—	—	—	—
Intent / requirement to sell impairments	—	—	—	—
Net investment gains (losses), including impairments	$7	$(2)	$17	$1
Ambac had an allowance for credit losses of $— and $— at June 30, 2022 and 2021, respectively.
Ambac did not purchase any financial assets with credit deterioration for the three and six months ended June 30, 2022 and 2021.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $85 and $120 at June 30, 2022 and December 31, 2021, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance
Sheets as “Fixed maturity securities pledged as collateral, at fair value” and "Short-term investments pledged as collateral, at fair value." Refer to Note 7. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $22 and $17 at June 30, 2022 and December 31, 2021, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 and $1 at June 30, 2022 and December 31, 2021, were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $587 and $669 at June 30, 2022 and December 31, 2021, respectively, were held by Ambac UK, the capital stock of which was pledged as collateral for the Sitka AAC Note. Refer to Note 12. Long-term Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information about the Sitka AAC Note.
Guaranteed Securities:
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at June 30, 2022 and December 31, 2021, respectively:

	Municipal Obligations	Corporate Obligations (2)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
June 30, 2022:
Ambac Assurance Corporation	$44	$74	$363	$481	B
Assured Guaranty Municipal Corporation	1	—	—	1	A
Total	$44	$74	$363	$482	B

December 31, 2021:
Ambac Assurance Corporation	$316	$—	$439	$754	B
National Public Finance Guarantee Corporation	2	—	—	2	BBB-
Assured Guaranty Municipal Corporation	1	—	—	1	A-
Total	$318	$—	$439	$757	B
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
(2)Represents Ambac's holdings of Sitka Senior Secured Notes.

| Ambac Financial Group, Inc. 15 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $65 to private credit and private equity funds at June 30, 2022.

	Fair Value
Class of Funds	June 30, 2022	December 31, 2021	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$39	$33	quarterly	10 business days
Hedge funds (2)	188	216	quarterly or semi-annually	90 days
High yields and leveraged loans (3)	70	78	daily	0 - 30 days
Private credit (4)	86	88	quarterly if permitted	180 days if permitted
Insurance-linked investments (5)	1	2	see footnote (9)	see footnote (9)
Equity market investments (6) (11)	75	98	daily or quarterly	0 - 90 days
Investment grade floating rate income (7)	83	107	weekly	0 days
Private equity (8)	42	37	quarterly if permitted	90 days if permitted
Emerging markets debt (9) (11)	—	24	daily	0 days
Convertible bonds (10)	8	—	daily	0 days
Total equity investments in pooled funds	$590	$683

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
(10)This class seeks to generate total returns from portfolios focused primarily on convertible securities.
(11)These categories include fair value amounts totaling $72 and $106 at June 30, 2022 and December 31, 2021, respectively, that are readily determinable and are priced through pricing vendors, including for Equity market investments: $72 and $82; and for Emerging markets debt $0 and $24.
Other investments also includes preferred equity investments with a carrying value of $8 and $8 as of June 30, 2022 and December 31, 2021, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments or adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the periods presented.
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains (losses) recognized during the period on trading and equity securities	$(29)	$9	$(42)	$16
Less: net gains (losses) recognized during the reporting period on trading and equity securities sold during the period	(14)	1	(25)	1
Unrealized gains (losses) recognized during the reporting period on trading and equity securities still held at the reporting date	$(15)	$8	$(17)	$15
| Ambac Financial Group, Inc. 16 2022 Second Quarter FORM 10-Q |

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
Fair Value Hierarchy:
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy has three broad levels as follows:

●	Level 1	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury and other foreign government obligations traded in highly liquid and transparent markets, certain highly liquid pooled fund investments, exchange traded futures contracts, variable rate demand obligations and money market funds.

●	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed maturity securities representing municipal, asset-backed and corporate obligations, certain interest rate swap contracts and most long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

●	Level 3	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts, certain warrants, certain uncollateralized interest rate swap contracts, certain equity investments and certain investments in fixed maturity securities. Additionally, Level 3 assets and liabilities generally include loan receivables, and certain long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.
The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The Investments — Equity Securities Topic of the ASC permits the measurement of certain equity securities without a readily determinable fair value at cost, less impairment, and adjusted to fair value when observable price changes in identical or similar investments from the same issuer occur (the "measurement alternative"). The fair values of investments measured under this measurement alternative are not included in the below disclosures of fair value of financial instruments. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2022 and December 31, 2021, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
| Ambac Financial Group, Inc. 17 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
June 30, 2022:			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$60	$60	$—	$60	$—
Corporate obligations	644	644	—	633	11
Foreign obligations	81	81	81	—	—
U.S. government obligations	62	62	62	—	—
Residential mortgage-backed securities	197	197	—	197	—
Collateralized debt obligations	132	132	—	132	—
Other asset-backed securities	236	236	—	166	69
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	15	15	—	—
Short-term	70	70	70	—	—
Short term investments	452	452	450	2	—
Other investments (1)	598	590	72	—	—
Cash, cash equivalents and restricted cash	37	37	37	—	—
Derivative assets:
Interest rate swaps—asset position	39	39	—	3	37
Warrants	1	1	—	—	1
Other assets-Loans	2	2	—	—	2
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	2,533	2,533	—	—	2,533
Fixed maturity securities: Municipal obligations, available-for-sale	109	109	—	109	—
Restricted cash	2	2	2	—	—
Loans	2,144	2,144	—	—	2,144
Derivative assets: Currency swaps-asset position	51	51	—	51	—
Total financial assets	$7,465	$7,458	$789	$1,353	$4,798
Financial liabilities:
Long term debt, including accrued interest	$2,748	$2,065	$—	$2,052	$13
Derivative liabilities:
Interest rate swaps—asset position	(1)	(1)	—	(1)	—
Interest rate swaps—liability position	59	59	—	59	—
Futures contracts	3	3	3	—	—
Liabilities for net financial guarantees written (2)	(968)	(348)	—	—	(348)
Variable interest entity liabilities:
Long-term debt (includes $3,184 at fair value)	3,340	3,377	—	3,215	161
Derivative liabilities: Interest rate swaps—liability position	1,476	1,476	—	1,476	—
Total financial liabilities	$6,658	$6,632	$3	$6,802	$(174)
| Ambac Financial Group, Inc. 18 2022 Second Quarter FORM 10-Q |

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
(1)Excluded from the fair value measurement categories in the table above are investment funds of $518 and $577 as of June 30, 2022 and December 31, 2021, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value measurements in the table above are equity securities with a carrying value of $8 and $8 as of June 30, 2022 and December 31, 2021, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
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
| Ambac Financial Group, Inc. 19 2022 Second Quarter FORM 10-Q |

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
Fixed Maturity Securities:
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At June 30, 2022, approximately 6%, 90% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2021, approximately 6%, 90% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $69 and $79 at June 30, 2022 and December 31, 2021, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at June 30, 2022 and December 31, 2021 include the following:

June 30, 2022:
a. Coupon rate:	5.97%
b. Average Life:	13.80 years
c. Yield:	12.00%

December 31, 2021:
a. Coupon rate:	5.97%
b. Average Life:	14.14 years
c. Yield:	10.20%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $11 and $12 at June 30, 2022 and December 31, 2021, respectively. Fair value was calculated by discounting cash flows to average maturity of 2.25 years and yield of 12.7% at June 30, 2022 and average maturity of 2.75 years and yield of 11.6% at December 31, 2021. Yields used are consistent with the security type and rating.
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
| Ambac Financial Group, Inc. 20 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads, and yield curves. The valuation of certain derivative contracts may require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact was not significant to the fair value of derivatives at June 30, 2022 or December 31, 2021.
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
All of Ambac's credit derivatives ("CDS") positions have terminated as of June 30, 2022 and were not significant to Ambac's financial position or results of operations for the periods presented.
As of June 30, 2022 Ambac holds warrants to purchase preferred stock of a development stage company. These warrants have a fair value of $1 as of June 30, 2022, determined using a standard warrant valuation model with internally developed input assumptions.
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
The fair value of FG VIE fixed maturity securities and loan assets are generally based on Level 2 market price quotes received from independent market sources when available. When FG VIE asset fair values are not readily available from market quotes, values are estimated internally. Internal valuations of FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 5.0% and 3.0% at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the range of these discount rates was between 4.3% and 7.1%.
| Ambac Financial Group, Inc. 21 2022 Second Quarter FORM 10-Q |

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
	Investments	Other Assets	Derivatives	Investments	Loans	Total
Three Months Ended June 30, 2022:
Balance, beginning of period	$86	$—	$52	$3,131	$2,469	$5,738
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	(12)	(365)	(83)	(460)
Included in other comprehensive income	(5)	—	—	(215)	(174)	(395)
Settlements	—	—	(2)	(18)	(68)	(88)
Balance, end of period	$81	$—	$38	$2,533	$2,144	$4,795
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$(12)	$(365)	$(83)	$(460)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(5)	$—	$—	$(215)	$(174)	$(395)

Three Months Ended June 30, 2021:
Balance, beginning of period	$76	$1	$65	$3,103	$2,948	$6,194
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	11	87	65	164
Included in other comprehensive income	4	—	—	5	5	14
Settlements	—	(1)	(2)	(19)	(76)	(98)
Balance, end of period	$80	$—	$74	$3,175	$2,943	$6,273
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$11	$87	$65	$164
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$4	$—	$—	$5	$5	$14
| Ambac Financial Group, Inc. 22 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets
	Investments	Other Assets	Derivatives	Investments	Loans	Total
Six Months Ended June 30, 2022:
Balance, beginning of period	$91	$—	$70	$3,320	$2,718	$6,199
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	(29)	(458)	(178)	(664)
Included in other comprehensive income	(10)	—	—	(311)	(251)	(572)
Settlements	(1)	—	(4)	(18)	(145)	(168)
Balance, end of period	$81	$—	$38	$2,533	$2,144	$4,795
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$—	$(29)	$(458)	$(178)	$(664)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(10)	$—	$—	$(311)	$(251)	$(572)

Six Months Ended June 30, 2021:
Balance, beginning of period	$78	$1	$84	$3,215	$2,998	$6,376
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	(6)	(50)	74	18
Included in other comprehensive income	3	—	—	31	30	63
Settlements	(1)	(1)	(4)	(19)	(160)	(185)
Balance, end of period	$80	$—	$74	$3,175	$2,943	$6,273
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$—	$(6)	$(50)	$74	$18
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$3	$—	$—	$31	$30	63

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
| Ambac Financial Group, Inc. 23 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Three Months Ended June 30, 2022:
Total gains (losses) included in earnings for the period	$—	$(12)	$(448)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(12)	(448)	—

Three Months Ended June 30, 2021:
Total gains (losses) included in earnings for the period	$—	$11	$152	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	11	152	—

Six Months Ended June 30, 2022:
Total gains or losses included in earnings for the period	$1	$(29)	$(636)	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	(29)	(636)	—

Six Months Ended June 30, 2021:
Total gains or losses included in earnings for the period	1	(6)	24	—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	(6)	24	—
6.     INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended June 30,
	2022		2021
	Written	Earned	Written	Earned
Direct	$37	$30	$(3)	$14
Assumed	—	—	—	—
Ceded	$27	$16	9	3
Net premiums	9	14	$(13)	$11

	Six Months Ended June 30,
	2022		2021
	Written	Earned	Written	Earned
Direct	$67	$53	$(5)	$31
Assumed	—	—	—	—
Ceded	$46	$24	16	6
Net premiums	21	28	$(21)	$25
The following table summarizes net premiums earned by location of risk:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$10	$7	$20	$14
United Kingdom	3	4	7	7
Other international	1	1	2	4
Total	$14	$11	$28	$25
Premium Receivables, including credit impairments:
Premium receivables at June 30, 2022 and December 31, 2021 were $311 and $323, respectively.
•Legacy financial guarantee premium receivables are discounted using an appropriate risk-free rate corresponding to the weighted average life of each policy and currency to discount the future premiums contractually due or expected to be collected. The weighted average risk-free rate at June 30, 2022 and December 31, 2021, was 2.8% and 2.2%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at June 30, 2022 and December 31, 2021, was 8.2 years and 8.0 years, respectively.
•Specialty property and casualty premium receivables are not discounted and are typically paid upfront. Any receivables for such amounts are generally collected in the following period. Non-payment of premium by the policyholder may lead to policy cancellation.
| Ambac Financial Group, Inc. 24 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard adopted January 1, 2020, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2021. The key indicator management uses to assess the credit quality of the legacy financial guarantee premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group. Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of June 30, 2022 and December 31, 2021:

Surveillance Categories as of June 30, 2022
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$145	$3	$5	$—	$—	$153
Other	2	—	—	—	—	2
Total Public Finance	147	3	5	—	—	155

Structured Finance:
Mortgage-backed and home equity	—	—	—	—	12	13
Structured insurance	7	—	—	—	—	7
Student loan	1	1	—	8	—	10
Other	5	—	—	—	—	5
Total Structured Finance	14	1	—	8	12	34

International:
Sovereign/sub-sovereign	67	7	—	9	—	83
Investor-owned and public utilities	18	—	—	—	—	18
Other	5	—	—	—	—	5
Total International	89	7	—	9	—	106
Total (1) (2)	$250	$11	$5	$17	$12	$295

Surveillance Categories as of December 31, 2021
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$149	$3	$5	$—	$—	$157
Other	2	—	—	—	—	2
Total Public Finance	151	3	5	—	—	159

Structured Finance:
Mortgage-backed and home equity	1	—	1	2	12	16
Student loan	1	1	—	9	—	12
Structured insurance	10	—	—	—	—	10
Other	7	—	—	—	—	7
Total Structured Finance	19	1	1	12	12	45

International:
Sovereign/sub-sovereign	74	8	—	11	—	93
Investor-owned and public utilities	28	—	—	—	—	28
Other	5	—	—	—	—	5
Total International	107	8	—	11	—	125
Total (1) (2)	$277	$12	$6	$22	$12	$329
(1)    Excludes specialty property and casualty premium receivables of $22 and $2 at June 30, 2022 and December 31, 2021, respectively.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
| Ambac Financial Group, Inc. 25 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Below is a rollforward of the premium receivable allowance for credit losses as of June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$8	$13	$9	$17
Current period provision (benefit)	(1)	(1)	(2)	(5)
Write-offs of the allowance	(1)	(1)	(1)	(1)
Recoveries of previously written-off amounts	—	—	—	—
Ending balance (1)	$6	$11	$6	$11
(1)At June 30, 2022 and 2021, $— and $— of premiums were past due.
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
Below is the gross premium receivable roll-forward (direct contracts), net of the allowance for credit losses, for the affected periods:

Six Months Ended June 30,	2022	2021
Beginning premium receivable	$320	$370
Premium receipts	(22)	(19)
Adjustments for changes in expected and contractual cash flows for contracts (1)	(5)	(17)
Accretion of premium receivable discount for contracts	4	4
Changes to allowance for credit losses	3	6
Other adjustments (including foreign exchange)	(12)	—
Ending premium receivable (2)	$288	$344
(1)    Adjustments for changes in expected and contractual cash flows are primarily due to indexation offset by reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.
(2)    Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At June 30, 2022 and 2021, premium receivables include British Pounds of $91 (£74) and $122 (£88), respectively, and Euros of $15 (€14) and $16 (€13), respectively.
The following table summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at June 30, 2022:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
September 30, 2022	$8	$6
December 31, 2022	6	6
Twelve months ended:
December 31, 2023	29	23
December 31, 2024	28	22
December 31, 2025	27	21
December 31, 2026	26	21
Five years ended:
December 31, 2031	111	85
December 31, 2036	74	53
December 31, 2041	34	21
December 31, 2046	16	9
December 31, 2051	5	3
December 31, 2056	—	—
Total	$363	$270
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
| Ambac Financial Group, Inc. 26 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the insured portfolio. Below are the components of the loss and loss expense reserves and the subrogation recoverable asset at at June 30, 2022 and December 31, 2021:

		Legacy Financial Guarantee
	Specialty Property and Casualty	Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
June 30, 2022:
Loss and loss expense reserves	$44	$1,101	$(87)	$(38)	$1,019
Subrogation recoverable	—	45	(1,712)	—	(1,667)
Totals	$44	$1,146	$(1,799)	$(38)	$(647)

December 31, 2021:
Loss and loss expense reserves	$32	$1,749	$(155)	$(56)	$1,570
Subrogation recoverable	—	88	(2,180)	—	(2,092)
Totals	$32	$1,837	$(2,335)	$(56)	$(522)

Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Six Months Ended June 30,	2022	2021
Beginning gross loss and loss expense reserves	$(522)	$(397)
Reinsurance recoverable	55	33
Beginning balance of net loss and loss expense reserves	(578)	(430)
Losses and loss expenses (benefit):
Current year	3	—
Prior years	9	(18)
Total (1) (2)	12	(18)
Loss and loss expenses paid (recovered):
Current year	—	—
Prior years	(158)	38
Total	(157)	38
Foreign exchange effect	(2)	—
Ending net loss and loss expense reserves	(410)	(486)
Impact of VIE consolidation	(292)	—
Reinsurance recoverable (3)	55	30
Ending gross loss and loss expense reserves	$(647)	$(456)
(1)Total losses and loss expenses (benefit) includes $(14) and $2 for the six months ended June 30, 2022 and 2021, respectively, related to ceded reinsurance.
(2)Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W's) by transaction sponsors within losses and loss expenses (benefit) for the Legacy Financial Guarantee segment. The losses and loss expense incurred associated with changes in estimated R&W's for the six months ended June 30, 2022 and 2021, was $242 and $10, respectively.
(3)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $0 and $1 as of June 30, 2022 and 2021, respectively, related to previously presented loss and loss expenses and subrogation.
For 2022, the adverse development in prior years was primarily attributable to the reduction in the R&W recoverable partially offset by the positive benefit of the Puerto Rico restructuring; both in the legacy financial guarantee segment.
For 2021, the the positive development in prior years was primarily due to the RMBS portfolio within the legacy financial guarantee segment.
| Ambac Financial Group, Inc. 27 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Legacy Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at June 30, 2022 and December 31, 2021, excluding consolidated VIEs. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at June 30, 2022 and December 31, 2021,was 3.0% and 1.2%, respectively.

Surveillance Categories as of June 30, 2022
	I	IA	II	III	IV	V	Total
Number of policies	30	9	8	13	132	5	197
Remaining weighted-average contract period (in years) (1)	8	19	14	14	13	7	13
Gross insured contractual payments outstanding:
Principal	$922	$241	$464	$1,027	$2,184	$34	$4,871
Interest	515	210	297	158	690	21	1,890
Total	$1,437	$451	$760	$1,185	$2,873	$56	$6,761
Gross undiscounted claim liability	$6	$5	$44	$430	$1,012	$56	$1,553
Discount, gross claim liability	—	(1)	(6)	(132)	(293)	(8)	(440)
Gross claim liability before all subrogation and before reinsurance	6	4	38	298	719	47	1,112
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,531)	—	(1,531)
Discount, RMBS subrogation	—	—	—	—	47	—	47
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,484)	—	(1,484)
Less:
Gross other subrogation (3)	—	(5)	—	(32)	(312)	(12)	(361)
Discount, other subrogation	—	—	—	4	38	3	45
Discounted other subrogation, before reinsurance	—	(4)	—	(28)	(274)	(9)	(316)
Gross claim liability, net of all subrogation and discounts, before reinsurance	6	—	38	270	(1,040)	38	(687)
Less: Unearned premium revenue	(4)	(3)	(5)	(9)	(17)	(1)	(38)
Plus: Loss expense reserves	—	—	—	2	31	—	34
Gross loss and loss expense reserves	$3	$(3)	$34	$264	$(1,026)	$38	$(691)
Reinsurance recoverable reported on Balance Sheet (4)	$1	$—	$9	$22	$(18)	$—	$14
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
(4)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $14 related to future loss and loss expenses and $— related to presented loss and loss expenses and subrogation.
| Ambac Financial Group, Inc. 28 2022 Second Quarter FORM 10-Q |

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
(4)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $24 related to future loss and loss expenses and $— related to presented loss and loss expenses and subrogation.
Puerto Rico
Ambac has exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities across several different issuing entities with total net par exposure of $467. Components of Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds. The Commonwealth of Puerto Rico and certain of its instrumentalities have defaulted on their debt service payments, including payments owed on bonds insured by AAC.
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
On March 15, 2022, and pursuant to bondholder elections: (i) all of the remaining outstanding AAC-insured GO and PBA bonds or about $94 in insured par were satisfied and eliminated via commutation or acceleration and (ii) about 39% and 19% of the par of AAC's outstanding AAC-insured PRIFA and CCDA bonds, respectively, or about $172, were eliminated via commutation. The AAC-insured PRIFA and CCDA bondholders who failed to elect commutation had their respective shares of consideration available under the Commonwealth Plan and the
| Ambac Financial Group, Inc. 29 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
PRIFA QM, or CCDA QM, as applicable, deposited into newly formed trusts. These trusts were consolidated by Ambac as further discussed in Note 9. Variable Interest Entities. Since the effective date, the remainder of those PRIFA and CCDA bonds belonging to bondholders who elected not to commute their AAC insurance policies and that were deposited into trusts together with the related AAC policies have all been accelerated, satisfying and eliminating all of the Ambac-insured PRIFA and CCDA bonds.
Puerto Rico Highways and Transportation Authority Bonds
AAC's remaining unrestructured PROMESA Puerto Rico exposure, PRHTA, is subject to the PRHTA Plan of Adjustment ("PRHTA POA"), which was filed on May 2, 2022. On June 17, 2022, a PRHTA Disclosure Statement hearing was held before Judge Laura Taylor Swain, U.S. District Judge for the District of Puerto Rico, and Judge Judith G. Dein, U.S. Magistrate Judge. On June 23, 2022, Judge Swain entered an order approving the PRHTA Disclosure Statement and, among other things, set a schedule for the PRHTA POA confirmation process, culminating in a confirmation hearing scheduled for August 17-18, 2022. If confirmed, the PRHTA POA is expected to become effective later in 3Q22 or in early 4Q22.
On July 27, 2022, the HTA Insured Bondholder Group, comprising Franklin Advisers, Inc. and Nuveen Asset Management, filed a limited objection to the PRHTA POA as to its proposed treatment of certain bonds insured by Assured Guaranty Corp. and an affiliate ("AGC"). The limited objection challenges the treatment of AGC-insured bonds under the plan, and grant of third-party releases to AGC. While the limited objection did not include similar challenges to PRHTA bonds insured by AAC, it is possible, though we believe unlikely, that a ruling upholding this limited objection could impact other insured bonds under the plan, including AAC-insured bonds. Any ruling that impacts AAC-insured bonds could negatively affect exposure reduction strategies and/or significantly increase reserves related to AAC-insured PRHTA bonds.
Creditor recoveries under the PRHTA POA are based upon the PRHTA/CCDA PSA. AAC signed a joinder to the PRHTA/CCDA PSA on July 15, 2021. The PRHTA/CCDA PSA, originally executed on May 5, 2021, provides for certain consideration for holders of bonds issued by certain Commonwealth instrumentalities, PRHTA, and CCDA on account of their claims against the Commonwealth arising from such bonds ("Clawback" claims). Under the PRHTA/CCDA PSA, PRHTA creditors shared $389 of cash proceeds that was paid on July 8, 2022, once the PRHTA distribution condition was met pursuant to the Eighth Amended POA (the “Interim Distribution”). In addition, PRHTA creditors received an approximately 69% share, subject to a lifetime nominal cap of $3,698, of the Clawback Creditors' portion of the outperformance of the Commonwealth's sales and use tax ("SUT") relative to the certified 2020 Commonwealth Fiscal Plan's projections (the "Clawback CVI"). The Clawback CVI instrument was also distributed as part of the Interim Distribution on July 8, 2022. The PRHTA Clawback CVI is subject to a PRHTA-specific waterfall: holders of PRHTA ’68 bonds will receive the first dollars of Clawback CVI, followed by holders of PRHTA ’98 bonds. The value of the Clawback CVI is highly uncertain, given the contingent, outperformance-driven structure of the instrument. Changes in our assumed values of the Clawback CVI or in the actual performance of the Clawback CVI could cause an adverse change in our reserves, which could be material. As a result, a significant decrease in our assumed values of the Clawback CVI could have a material adverse impact on our results of operations and financial condition. PRHTA bondholders will also receive new PRHTA bonds or cash with a face amount of $1,245. Of the $1,245 in new bonds or cash, approximately $646.4 will be allocated to holders of PRHTA '68 bonds and approximately $598.6 will be allocated to holders of PRHTA '98 bonds. The new PRHTA bonds or cash will be distributed to creditors upon consummation of the PRHTA POA. AAC and other PRHTA creditors will receive restriction fees and consummation costs payable at the effective date of the PRHTA POA.
Interim Distribution
On July 8, 2022, following satisfaction of the PRHTA distribution condition, AAC received its share of the Interim Distribution of cash and Clawback CVI related to the Ambac-insured PRHTA ’68 and ’98 bonds in satisfaction of the Clawback claims against the Commonwealth. The Interim Distribution to AAC totaled approximately $19 of cash and $295 maximum notional value of Clawback CVI. On the PRHTA POA effective date, a portion of the cash and Clawback CVI, or the proceeds thereof, will either be: (i) distributed to PRHTA ’98 commuting bondholders together with the new PRHTA bonds (or cash plan consideration) in connection with the PRHTA POA and a commutation payment from AAC in full satisfaction of in full and final discharge of Ambac’s obligations under the Ambac insurance policies or (ii) deposited into a trust, as described below, together with the new PRHTA bonds or cash plan consideration in connection with the PRHTA POA.
Bondholder Elections
AAC-insured PRHTA 98 bondholders were each permitted to choose between two different treatment options for the satisfaction of their claims. The first option allows the bondholders to elect commutation of their insurance policies (the “Ambac Insurance Policies”). Under this option, bondholders will receive: (i) their respective shares of the aforementioned Interim Distribution of cash and the new PRHTA bonds or cash related to the PRHTA POA, and (ii) a cash commutation payment from AAC equivalent to 48% of their outstanding insured bond balance. Ambac’s obligations to the bondholders under the Ambac Insurance Policies who elected this option will be deemed fully satisfied. Under the second option, the bondholders’ respective shares of consideration, or the proceeds thereof, related to the Interim Distribution and the new PRHTA bonds or cash to be distributed under the PRHTA POA, will be deposited into a trust. Those bondholders are expected to receive scheduled payments from this trust, unless Ambac elects, in its sole discretion, to pay all or a portion of the outstanding par amounts of the Ambac-insured bonds in such trust. In addition, on the PRHTA plan effective date, all AAC-insured HTA 68 bonds will be accelerated, satisfying Ambac’s obligations under the applicable Ambac Insurance Policies.
Puerto Rico Considerations
| Ambac Financial Group, Inc. 30 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The Eighth Amended POA and the qualifying modifications for PRIFA and CCDA became effective on March 15, 2022, and on that date and since, AAC-insured Puerto Rico exposures have been significantly reduced via commutation and acceleration. However, uncertainty remains as to our remaining exposures as to (i) the value or perceived value of the consideration provided by or on behalf of the debtors under the Eight Amended POA, as it related to the PRHTA Interim Distribution, and under the PRHTA POA; (ii) the extent to which exposure management strategies, such as commutation and acceleration, will be executed for PRHTA; (iii) whether and when the PRHTA POA will be confirmed and whether or not it will be confirmed in substantially the same form as currently drafted; and (iv) other factors, including market conditions such as interest rate movements and credit spread changes on the new CVI instruments. Ambac’s loss reserves may prove to be understated or overstated, possibly materially, due to favorable or unfavorable developments or results with respect to these factors.
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
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at June 30, 2022, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $195. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of June 30, 2022, would decrease from $846 to $651. However, there can be no assurance that losses may not exceed such amount.
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
Ambac has recorded RMBS R&W subrogation recoveries of $1,484 ($1,462 net of reinsurance) and $1,730 ($1,704 net of reinsurance) at June 30, 2022 and December 31, 2021, respectively. The reduction in recorded RMBS R&W recoveries since December 31, 2021, is primarily attributable to management’s view of the effect on certain of AAC’s R&W litigations of the March 17, 2022 decision of the New York Court of Appeals in the case entitled U.S. Bank National Association v. DLJ Mortgage Capital, Inc. relating to Home Equity Asset Trust 2007-1, a residential mortgage-backed securities trust. The decision is relevant to AAC's breach-of-contract cases relating to its insured RMBS transactions and may affect one of the bases upon which AAC seeks recovery with respect to a significant portion of breaching loans in AAC's RMBS cases. However, management believes there remain other alternative paths to recovery for such breaching loans.
Our ability to realize R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, including adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries; intervention by OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition. If we were unable to realize R&W subrogation recoveries recorded on Ambac's consolidated balance sheet, our stockholders’ equity as of June 30, 2022, would decrease from $846 to $(616). Additionally, failure to realize R&W subrogation recoveries, or the realization of recoveries significantly below those recorded on the balance sheet, may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; AAC not being able to deliver value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC.
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
| Ambac Financial Group, Inc. 31 2022 Second Quarter FORM 10-Q |

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
Ambac has uncollateralized credit exposure of $34 and $31 and has recorded an allowance for credit losses of less than a million at June 30, 2022 and December 31, 2021. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $29, which are also supported by an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively.
7.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
June 30, 2022:
Derivative Assets:
Interest rate swaps	$40	$1	$39	$—	$39
Warrants	1	—	1	—	1
Total non-VIE derivative assets	$41	$1	$40	$—	$40
Derivative Liabilities:
Interest rate swaps	59	1	58	54	4
Futures contracts	3	—	3	—	3
Total non-VIE derivative liabilities	$62	$1	$61	$54	$8
Variable Interest Entities Derivative Assets:
Currency swaps	$51	$—	$51	$—	$51
Total VIE derivative assets	$51	$—	$51	$—	$51
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,476	$—	$1,476	$—	$1,476
Total VIE derivative liabilities	$1,476	$—	$1,476	$—	$1,476

December 31, 2021:
Derivative Assets:
Interest rate swaps	$76	$—	$76	$—	$76
Total non-VIE derivative assets	$76	$—	$76	$—	$76
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	94	—	94	93	1
Futures contracts	—	—	—	—	—
Total non-VIE derivative liabilities	$95	$—	$95	$93	$2
Variable Interest Entities Derivative Assets:
Currency swaps	$38	$—	$38	$—	$38
Total VIE derivative assets	$38	$—	$38	$—	$38
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,940	$—	$1,940	$—	$1,940
Total VIE derivative liabilities	$1,940	$—	$1,940	$—	$1,940
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $13 and $13 as of June 30, 2022 and December 31, 2021, respectively. There were no amounts held representing an obligation to return cash collateral as of June 30, 2022 and December 31, 2021.
| Ambac Financial Group, Inc. 32 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$1	$—	$—	$—
Interest rate swaps	Net gains (losses) on derivative contracts	17	(7)	47	10
Warrants	Net gains (losses) on derivative contracts	1	—	1	—
Futures contracts	Net gains (losses) on derivative contracts	11	(5)	37	4
Total Non-VIE derivatives		$29	$(11)	86	14
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$14	$(1)	20	(3)
Interest rate swaps	Income (loss) on variable interest entities	264	(60)	269	37
Total Variable Interest Entities		278	(61)	289	35
Total derivative contracts		$307	$(72)	$376	$49

Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps, US Treasury futures contracts and other derivatives, to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Legacy Financial Guarantee Insurance segment, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of June 30, 2022 and December 31, 2021, the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	June 30, 2022	December 31, 2021
Interest rate swaps—pay-fixed/receive-variable	$1,338	$1,275
US Treasury futures contracts—short	470	470
Interest rate swaps—receive-fixed/pay-variable	180	185
Other Derivatives:
Credit derivatives were privately negotiated contracts that provided counterparties with credit protection against payment default relating to an underlying obligation. There were no remaining credit derivative contracts outstanding at June 30, 2022. The principal notional outstanding for credit derivative contracts was $0 and $201 as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 Ambac holds warrants to purchase preferred stock of a development stage company.
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of June 30, 2022 and December 31, 2021, were as follows:

	Notional
Type of VIE Derivative	June 30, 2022	December 31, 2021
Interest rate swaps—receive-fixed/pay-variable	$1,099	$1,221
Interest rate swaps—pay-fixed/receive-variable	930	1,069
Currency swaps	230	272
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
As of June 30, 2022 and December 31, 2021, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $54 and $93, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $65 and $109, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on June 30, 2022, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in
| Ambac Financial Group, Inc. 33 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
8.    INTANGIBLE ASSETS
Intangible assets and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	June 30, 2022	December 31, 2021
Finite-lived Intangible Assets:
Insurance intangible:
Gross carrying value	$1,249	$1,278
Accumulated amortization	965	958
Net insurance intangible asset	284	320
Other intangibles:
Gross carrying value	$36	36
Accumulated amortization	4	3
Net other intangible assets	32	33
Total finite-lived intangible assets	316	353
Indefinite-lived Intangible Assets:
Insurance licenses	14	9
Total intangible assets	$330	362
Amortization Expense:
Amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Insurance amortization expense	$13	$13	$26	$31
Other amortization expense	1	1	1	1
Total	$13	$14	$28	$33
The estimated future amortization expense for finite-lived intangible assets is as follows:

Amortization expense	Insurance Intangible Asset (1)	Other Intangible Assets (1)	Total
2022 (Six months)	$15	$1	$17
2023	28	3	31
2024	26	3	29
2025	24	3	26
2026	22	2	24
Thereafter	170	20	190
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
•We determined that AAC or Ambac UK generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). As further described below, Ambac consolidates certain FG VIEs in cases where we also have the power to direct the activities that most significantly impact the VIE’s economic performance due to one or more of the following: (i) the transaction experiencing deterioration and breaching performance triggers, giving AAC or Ambac UK the ability to exercise certain control rights, (ii) AAC or Ambac UK being involved in the design of the VIE and receiving control rights from its inception, such as may occur from loss remediation activities, or (iii) the transaction not experiencing deterioration, however due to the passive nature of the VIE, AAC or Ambac UK's contingent control rights upon a future breach of performance triggers is considered to be the power over the most significant activity.
•A VIE is generally deconsolidated in the period that AAC or Ambac UK no longer has such control rights, which could occur in connection with the execution of remediation activities on the transaction or amortization of insured
| Ambac Financial Group, Inc. 34 2022 Second Quarter FORM 10-Q |

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
FG VIEs which are consolidated may include recourse and non-recourse liabilities. FG VIEs' liabilities that are insured by the AAC or Ambac UK are with recourse, because the AAC or Ambac UK guarantees the payment of principal and interest in the event the issuer defaults. FG VIEs' liabilities that are not insured by AAC or Ambac UK are without recourse, because AAC or Ambac UK has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. AAC or Ambac UK's economic exposure to consolidated FG VIEs is limited to the financial guarantees issued for recourse liabilities and any additional variable interests held by them. Additionally, AAC or Ambac UK’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between AAC or Ambac UK and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated FG VIEs are attributable to AAC or Ambac UK's interests through financial guarantee premium and loss payments with the VIE.
| Ambac Financial Group, Inc. 35 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to FG VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

	June 30, 2022			December 31, 2021
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$2,533	$—	$2,533	$3,320	$—	$3,320
Municipal obligations, available-for-sale (1)	—	109	109	—	136	136
Total FG VIE fixed maturity securities, at fair value	2,533	109	2,642	3,320	136	3,455
Restricted cash	1	1	2	1	1	2
Loans, at fair value (2)	2,144	—	2,144	2,718	—	2,718
Derivative assets	51	—	51	38	—	38
Other assets	—	2	2	—	2	2
Total FG VIE assets	$4,728	$113	$4,841	$6,077	$139	$6,216
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$3,184	$—	$3,184	$4,056	$—	$4,056
Long-term debt, at par less unamortized discount	—	155	155	—	160	160
Total long-term debt	3,184	155	3,340	4,056	160	4,216
Derivative liabilities	1,476	—	1,476	1,940	—	1,940
Total FG VIE liabilities	$4,661	$156	$4,816	$5,996	$160	$6,156
Number of FG VIEs consolidated	5	3	8	5	1	6
(1)Available-for-sale FG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $103 and $106, and aggregate gross unrealized gains of $6 and $29 at June 30, 2022 and December 31, 2021, respectively. All such securities had contractual maturities due after ten years as of June 30, 2022.
(2)The unpaid principal balances of loan assets carried at fair value were $2,072 as of June 30, 2022 and $2,363 as of December 31, 2021.
(3)The unpaid principal balances of long-term debt carried at fair value were $3,168 as of June 30, 2022 and $3,579 as of December 31, 2021.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net change in fair value of VIE assets and liabilities reported under the fair value option	$1	$2	$1	$1
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	(1)	—	(2)	1
Net change in fair value of VIE assets and liabilities reported in earnings under the fair value option	—	2	(1)	1
Investment income (loss)	(1)	2	(5)	3
Net realized investment gains (losses) on available-for-sale securities	—	—	1	1
Interest expense on long-term debt carried at par less unamortized cost	(5)	(1)	(7)	(3)
Gain (loss) from consolidating VIEs	—	—	28	—
Income (loss) on variable interest entities	$(6)	$2	$15	$2
As further discussed in Note 6. Insurance Contracts, on March 17, 2022, in connection with the Puerto Rico restructuring, two new trusts were established. Ambac was required to consolidate these trusts which resulted in a combined gain of $28. Including these new trusts, Ambac consolidated two and zero additional FG VIEs for the six months ended June 30, 2022 and 2021, respectively. Ambac did not deconsolidate any FG VIEs for the six months ended June 30, 2022 and 2021.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of June 30, 2022 and December 31, 2021:
| Ambac Financial Group, Inc. 36 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
June 30, 2022:
Global structured finance:
Mortgage-backed—residential	$2,607	$1,594	$422	$—
Other consumer asset-backed	706	14	232	—
Other	725	2	7	3
Total global structured finance	4,038	1,610	662	3
Global public finance	19,204	232	240	—
Total	$23,242	$1,842	$902	$3

December 31, 2021:
Global structured finance:
Mortgage-backed—residential	$3,265	$1,929	$521	$—
Other consumer asset-backed	788	17	234	—
Other	826	3	10	5
Total global structured finance	4,879	1,949	765	5
Global public finance	20,233	246	257	—
Total	$25,112	$2,195	$1,023	$5
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
On July 6, 2021, Sitka Holdings, LLC ("Sitka"), Ambac's newly formed non-consolidated VIE, issued the Sitka Senior Secured Notes. Ambac's debt obligation to Sitka had a carrying value of $1,156 and $1,154 at June 30, 2022 and December 31, 2021, respectively and is reported within Long-term debt on the Consolidated Balance Sheets. Ambac reports its investments in Sitka Senior Secured Notes within Fixed Maturity Securities in the Consolidated Balance Sheets. The carrying value of Sitka Senior Secured Notes held by Ambac was $74 and $0 as of June 30, 2022 and December 31, 2021, respectively.
10.    REVENUES FROM CONTRACTS WITH CUSTOMERS
The following table presents the Insurance Distribution business operations revenues recognized in accordance with the Revenue from Contracts with Customers Topic of the ASC disaggregated by policy type for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employer Stop Loss	$1	$1	$5	$4
Affinity Products	5	5	9	9
Other	—	—	—	—
Total	$6	$6	$15	$13
During the six months ended June 30, 2022 and 2021, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $5 and $6, respectively.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

	June 30, 2022	December 31, 2021
Commissions receivable	$2	$2
Contract assets	5	4
Contract liabilities	1	1
| Ambac Financial Group, Inc. 37 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Contract assets represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy. The Company does not have the right to bill or collect payment on i) base commissions until the insurer has collected the related premiums from policyholders nor ii) profit-sharing commissions until after the contract year is completed. Changes in contract assets during the six months ended June 30, 2022, is primarily due to growth in the business, reclassifications to receivables (unconditional right) and collections.
Contract liabilities represent advance consideration received from customers related to employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the six months ended June 30, 2022 and 2021, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of $1.
11.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended June 30, 2022:
Beginning Balance	$49	$4	$(123)	$(1)	$(70)
Other comprehensive income (loss) before reclassifications	(67)	—	(55)	—	(122)
Amounts reclassified from accumulated other comprehensive income (loss)	(5)	—	—	1	(4)
Net current period other comprehensive income (loss)	(72)	—	(55)	1	(126)
Balance at June 30, 2022	$(23)	$4	$(177)	$—	$(196)

Three Months Ended June 30, 2021:
Beginning Balance	$142	$5	$(86)	$(1)	$61
Other comprehensive income (loss) before reclassifications	25	—	1	—	26
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	—	—	1
Net current period other comprehensive income (loss)	26	—	1	—	27
Balance at June 30, 2021	$168	$5	$(84)	$(1)	$87

Six Months Ended June 30, 2022
Beginning Balance	$154	$4	$(100)	$(1)	$58
Other comprehensive income before reclassifications	(171)	—	(78)	—	(249)
Amounts reclassified from accumulated other comprehensive income	(6)	—	—	1	(5)
Net current period other comprehensive income	(177)	—	(78)	1	(254)
Balance at June 30, 2022	$(23)	$4	$(177)	$—	$(196)

Six Months Ended June 30, 2021
Beginning Balance	$166	$5	$(92)	$—	$79
Other comprehensive income before reclassifications	4	—	8	—	11
Amounts reclassified from accumulated other comprehensive income	(2)	(1)	—	(1)	(3)
Net current period other comprehensive income	2	(1)	8	(1)	8
Balance at June 30, 2021	$168	$5	$(84)	$(1)	$87
(1)All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.
| Ambac Financial Group, Inc. 38 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(7)	$2	$(8)	$(1)	Net realized investment gains (losses)
	2	—	2	(1)	Provision for income taxes
	$(5)	$1	$(6)	$(2)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	$—	$(1)	Other income
Actuarial (losses)	—	—	—	—	Other income
	—	—	—	(1)	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$—	$—	$(1)	Net of tax and noncontrolling interest
Credit risk changes of fair value option liabilities
	$1	$—	$1	$(1)	Credit risk changes of fair value option liabilities
	—	—	—	—	Provision for income taxes
	$1	$—	$1	$(1)	Net of tax and noncontrolling interest
Total reclassifications for the period	$(4)	$1	$(5)	$(3)	Net of tax and noncontrolling interest

12.    NET INCOME PER SHARE
As of June 30, 2022, 44,939,916 shares of AFG's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,617 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares outstanding decreased by 1,364,223 during the six months ended June 30, 2022, primarily due to share repurchases partially offset by settlements of employee restricted and performance stock units.
Share Repurchases
On March 29, 2022, AFG's Board of Directors approved a share repurchase program authorizing up to $20 in share repurchases, with an expiration date of March 31, 2024, which may be terminated at any time. As of June 30, 2022, AFG repurchased 1,605,316 shares for $14.2 with an average purchase price of $8.86 per share. On May 5, 2022, the Board of Directors authorized an additional $15 in share repurchase bringing the total unused authorized amount to $20.8.
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
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$5	$(29)	$7	(12)
Adjustment to redemption value (ASC 480)	—	(1)	—	(14)
Numerator of basic and diluted EPS	$5	$(29)	$7	(25)
Per Share:
Basic	$0.11	$(0.63)	$0.15	$(0.54)
Diluted	$0.11	$(0.63)	$0.15	$(0.54)
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
| Ambac Financial Group, Inc. 39 2022 Second Quarter FORM 10-Q |

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
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding denominator	45,519,093	46,576,673	46,121,927	46,446,087
Effect of potential dilutive shares :
Warrants	—	—	—	—
Restricted stock units	82,128	—	81,411	—
Performance stock units (1)	84,128	—	107,349	—
Diluted weighted average shares outstanding denominator	45,685,349	46,576,673	46,310,687	46,446,087
Anti-dilutive shares excluded from the above reconciliation:
Warrants	4,877,617	4,877,617	4,877,617	4,877,617
Restricted stock units	471,697	518,306	388,326	453,236
Performance stock units (1)	472,592	434,081	429,243	435,059
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S.	$10	$(27)	$10	$(10)
Foreign	(4)	10	—	12
Total	$6	$(18)	$9	$1
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current taxes
U. S. federal	$—	$—	$—	$—
U.S. state and local	—	—	—	2
Foreign	1	2	2	5
Total Current taxes	1	2	2	7
Deferred taxes
Foreign	—	9	(1)	6
Total Deferred taxes	—	9	(1)	6
Provision for income taxes	$1	$11	$1	$13
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
| Ambac Financial Group, Inc. 40 2022 Second Quarter FORM 10-Q |

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
Financial Oversight and Management Board for Puerto Rico, et al. v. Autonomy Master Fund Limited, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00291, filed May 2, 2019). On May 2, 2019, the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board"), together with the Official Committee of Unsecured Creditors for the Commonwealth (the "Committee") filed an adversary proceeding against certain parties that filed proofs of claim on account of general obligation bonds issued by the Commonwealth of Puerto Rico, including AAC. The complaint seeks declarations that the general obligation bonds are unsecured obligations and, in the alternative, seeks to avoid any security interests that holders of such bonds may have. On June 13, 2019, the District Court stayed the case; the case remained stayed until early 2020. On March 10, 2020, the District Court again ordered that this case remain stayed while the Oversight Board attempted to confirm the a plan of adjustment for the Commonwealth (as amended, the “Commonwealth Plan”). On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including a number of teachers’ unions (the “Teachers’ Unions”), a number of credit unions (the “Credit Unions”), Suiza Dairy Corporation (“Suiza”), the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 9, 2022, the Court dismissed this adversary proceeding, subject to a request for reinstatement if and when the First Circuit’s dispositions of the appeals concerning the confirmation order are final. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. All other appeals of the confirmation order remain pending.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the PRIFA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of an agreement with the Oversight Board with respect to the treatment of PRIFA bonds (the “PRIFA Settlement”), an agreement with the Oversight Board with respect to the treatment of bonds issued by the Puerto Rico Highways and Transportation Authority (“PRHTA”) and the Puerto Rico Convention Center District Authority (“PRCCDA”) (the “PRHTA/PRCCDA Settlement”), and the settlement related to general obligation and PBA bonds (“GO/PBA Settlement”). On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. All other appeals remain pending.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the PRCCDA and the PRCCDA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. All other appeals remain pending.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow defendants’ proofs of claim against
| Ambac Financial Group, Inc. 41 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
the Commonwealth in their entirety, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. All other appeals remain pending.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00007, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board and the Committee filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against PRHTA relating to PRHTA bonds. The complaint seeks to disallow portions of defendants’ proofs of claim against the PRHTA, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. On April 14, 2022, the Oversight Board filed a notice that this case has not been resolved by the Commonwealth Plan and should remain pending. On May 2, 2022, the Oversight Board filed a disclosure statement (the “PRHTA DS”) and plan of adjustment (the “PRHTA POA”) for PRHTA; if confirmed, the PRHTA POA would resolve this litigation. A hearing on approval of the PRHTA DS took place on June 17, 2022. The Oversight Board filed a revised PRHTA POA the same day. On June 22, 2022, the Court entered an order approving the PRHTA DS. The confirmation hearing is set for August 17-18, 2022.
NC Residuals Owners Trust, et al. v. Wilmington Trust Co., et al. (Delaware Court of Chancery, C.A. No. 2019-0880, filed Nov. 1, 2019). On August 1, 2022, the Vice Chancellor entered another stay through September 15, 2022, to facilitate good-faith settlement discussions.
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
| Ambac Financial Group, Inc. 42 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Puerto Rico
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York. No. 1:17-cv-03804, filed May 2, 2017). On July 6, 2022, the District Court granted AAC’s motion to lift the stay and for leave to file a Second Amended Complaint (“SAC”). AAC filed its SAC on July 10, 2022, and on July 25, 2022, BNY moved to dismiss the SAC.
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the Committee, as Plaintiffs, filed a complaint against the Puerto Rico Public Buildings Authority (“PBA”) seeking declaratory judgment that the leases between PBA and its lessees-many of whom are agencies and instrumentalities of the Commonwealth are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On July 24, 2019, the District Court stayed the case; on March 10, 2020, the District Court again ordered that this case be stayed while the Oversight Board attempted to confirm the Commonwealth Plan. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves this litigation. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019) (“GO Bond Claim Objection”). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by AAC. On April 11, 2019, AAC filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On July 24, 2019, the District Court stayed the case; the case remained stayed until early 2020. On March 10, 2020, the District Court again ordered that this matter remain stayed while the Oversight Board attempted to confirm the Commonwealth Plan. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the GO Bond Claim Objection. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, AAC filed a motion seeking an order that the automatic stay does not apply to certain lawsuits AAC seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of AAC's collateral. On July 2 and September 9, 2020, the District Court denied the motion to lift the stay. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On August 3, 2021, the District Court ordered that this matter be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan; on January 20, 2022, the Court entered an order approving the Title VI Qualifying Modification for PRIFA (the “PRIFA QM”). The Commonwealth Plan and the PRIFA QM resolve the PRIFA Stay Motion. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation
| Ambac Financial Group, Inc. 43 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
submitted by the Mediation Team, on January 16, 2020, AAC, together with Assured Guaranty Corp., Assured Municipal Corp., National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. On July 2 and September 9, 2020, the District Court denied the motion to lift the stay. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On August 3, 2021, the District Court ordered that this matter be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the PRHTA Stay Motion. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16, 2020) (“PRCCDA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the PRCCDA bond trustee, filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds, but found that the movants had stated a colorable claim that a certain account was the “Transfer Account” on which movants hold a lien. On September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds, and found that a final determination on issues related to the identity of the Transfer Account would be made in the decision on the motions for summary judgment issued in the PRCCDA-related adversary proceeding, No. 20-ap-00004. On August 3, 2021, the District Court ordered that this matter be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan; on January 20, 2022, the Court entered an order approving the Title VI Qualifying Modification for PRCCDA (the “PRCCDA QM”). The Commonwealth Plan and the PRCCDA QM resolve the PRCCDA Stay Motion. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. All other appeals remain pending.
Ambac Assurance Corporation v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Oriental Financial Services LLC; Popular Securities LLC; Raymond James & Associates, Inc., RBC Capital Markets LLC; Samuel A. Ramirez & Co. Inc., Santander Securities LLC; UBS Financial Services Inc.; and UBS Securities LLC (Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, Case No. SJ-2020-CV-01505, filed February 19, 2020). On April 27, 2022, the Commonwealth Court of Appeals affirmed the dismissal by the Commonwealth court of AAC’s Amended Complaint. On May 31, 2022, Ambac filed a petition for a writ of certiorari, seeking review of the decision in the Puerto Rico Supreme Court. The petition was denied on July 13, 2022.
Ambac Assurance Corporation v. Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 3:20-ap-00068, filed May 26, 2020). On May 26, 2020, AAC filed an adversary complaint before the Title III Court seeking (i) a declaration that titles I, II, and III of PROMESA are unconstitutional because they violate the Bankruptcy Clause of the U.S. Constitution (which requires all bankruptcy laws to be uniform) and (ii) dismissal of the pending Title III petitions. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves this litigation. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. All other appeals remain pending.
| Ambac Financial Group, Inc. 44 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Objection of Ambac Assurance Corporation, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claim Asserted by the Official Committee of Retired Employees of the Commonwealth of Puerto Rico Appointed in the Commonwealth’s Title III Case (Dkt. No. 16884, filed June 3, 2021) (“Pension Claim Objection”). On June 3, 2021, AAC filed a claim objection in the Commonwealth’s Title III case challenging the amount of the claim filed by the Retiree Committee against the Commonwealth, which asserted pension liabilities of at least $58.5 billion. AAC contended that this asserted pension liability was overstated by at least $9 billion, and sought disallowance of the Retiree Committee’s proof of claim to the extent of the overstatement. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves this matter. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03567). On May 21, 2017, the Oversight Board filed a petition to adjust PRHTA’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against PRHTA. On May 2, 2022, the Oversight Board filed the PRHTA DS and PRHTA POA. A hearing on approval of the PRHTA DS took place on June 17, 2022. The Oversight Board filed a revised PRHTA POA the same day. On June 22, 2022, the Court entered an order approving the PRHTA DS. The confirmation hearing is set for August 17-18, 2022.
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
•    Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, Case No. 651217/2012, filed April 16, 2012). On March 17, 2022, the New York Court of Appeals decided an appeal in an unrelated RMBS case involving the issue of whether an RMBS sponsor can be held liable for damages for breaching loans that a trustee does not provide specific notice of pre-suit. The decision may affect one of the bases upon which AAC seeks recovery with respect to a significant portion of breaching loans. On April 27, 2022, the parties jointly requested an extension of the deadline for AAC to file a note of issue to June 23, 2022 (from April 28, 2022) and the deadline for summary judgment motions to August 22, 2022 (from June 27, 2022). On June 22, 2022, AAC filed a motion to reopen expert discovery and to extend the note of issue deadline. Defendants opposed AAC’s motion on July 21, 2022 and the motion was fully briefed on July 27, 2022.
•    Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). On March 17, 2022, the New York Court of Appeals decided an appeal in an unrelated RMBS case involving the issue of whether an RMBS sponsor can be held liable for damages for breaching loans that a trustee does not provide specific notice of pre-suit. The decision is relevant to this action and may affect one of the bases upon which AAC seeks recovery with respect to a significant portion of breaching loans. Trial is scheduled to begin on September 7, 2022.
•    Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). On June 30, 2022, each party filed a reply in further support of the motion for summary judgment that each party filed on December 21, 2021. Eearlier, on March 21, 2022, each party filed an opposition to the motion for summary judgment filed by the other on December 21, 2021.
• Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Supreme Court of the State of New York, County of New York, Case No. 652321/2015, filed on June 30, 2015). On March 11, 2022, AAC filed a motion for leave to appeal to the New York Court of Appeals, to which Countrywide filed a response on March 28, 2022. This motion was denied on June 16, 2022. This action now has been dismissed with prejudice and is concluded.
• Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans,
| Ambac Financial Group, Inc. 45 2022 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 653979/2014, filed on December 30, 2014). On April 4, 2022, AAC filed its opposition to the motion for summary judgment that Countrywide filed on February 18, 2022, which was fully submitted as of May 4, 2022. Oral argument will be held on August 30, 2022 and decision is expected to follow later in 2022.
•    In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). Trial was completed on May 6, 2022. Proposed findings of facts and conclusions of law and post-trial briefs were filed on June 30, 2022, and the court heard oral arguments on July 14, 2022.
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
Organization of Information
MD&A includes the following sections:
EXECUTIVE SUMMARY ($ in millions)
AFG Net Assets
AFG has the following net assets to support the development and growth of its existing subsidiaries, future acquisitions and capital management activities. AFG does not have any capital commitments or other obligations to provide capital or liquidity to AAC, whose financial guarantee business has been in run-off since 2008. As of June 30, 2022, net assets of AFG, excluding its equity investments in subsidiaries, were $218.

Cash and short-term investments	$120
Other investments (1)	83
Other net assets	15
Total	$218
(1)Includes surplus notes (fair value of $61) issued by AAC that are eliminated in consolidation.
From April 1, 2022, through June 30, 2022, AFG repurchased 1,605,316 shares for $14 at an average purchase price of $8.86 per share.
AFG's subsidiaries/businesses are divided into three segments, the key value metrics of which are summarized below along with other recent developments.
| Ambac Financial Group, Inc. 46 2022 Second Quarter FORM 10-Q |

Specialty Property and Casualty Insurance Segment
The key value metrics for the Specialty Property and Casualty Insurance segment for the three and six months ended June 30, 2022 were as follows:

Three and six months ended June 30	Three Months	Six Months
Gross premiums written	$41	$65
Net premiums written	8	13

Earnings before interest, taxes, depreciation and amortization	(1)	(4)

Pretax income (loss)	$(1)	$(4)

Stockholders Equity (1)	$114
(1)Represents the share of Ambac stockholders equity for each subsidiary within the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
To support expansion of the admitted insurance component of its business, on January 3, 2022, Everspan (rated 'A-' (Excellent) by AM Best) completed the acquisition of the 21st Century Companies (three admitted carriers) from a national insurance group that has a Financial Strength Rating of “A” (Excellent) from AM Best. The 21st Century Companies collectively possess certificates of authority in thirty-nine states. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities. Such acquisitions will enhance Everspan's capabilities to launch new admitted programs, develop innovative products and provide enhanced flexibility to foster strategic relationships with prospective program partners.
For additional information on the Specialty Property and Casualty Insurance Segment see the Results of Operations section below in this Management Discussion and Analysis.
Insurance Distribution Segment
The key value metrics for the Insurance Distribution segment for the three and six months ended June 30, 2022 were as follows:

Three and six months ended June 30	Three Months	Six Months
Premiums placed	$24	$69

Commission income	$6	$15
Sub-producer commission expense (1)	4	8
Net commissions	2	7

Earnings before interest, taxes, depreciation and amortization	1	3

Pretax income (loss)	$—	$2

Stockholders Equity (2)	$65
(1)Included in Operating Expense within the Consolidated Statements of Comprehensive Income.
(2)Represents the share of Ambac stockholders equity for each subsidiary within the Insurance Distribution segment, including intercompany eliminations.
For additional information about the Insurance Distribution Segment see the Results of Operations section below in this Management Discussion and Analysis.
Legacy Financial Guarantee Insurance Segment
The key value metrics for the Legacy Financial Guarantee Insurance segment for the three and six months ended June 30, 2022 were as follows:

Three and six months ended June 30	Three Months	Six Months
Net premiums earned	$11	$24
Net investment income	(22)	(18)
Loss and loss expenses (benefit)	(14)	9
Operating expenses	23	44
Pretax income (loss)	$7	$13

Stockholders Equity (1)	$450

Adversely Classified Credit Net Par Outstanding	$5,217
(1)Represents the share of Ambac stockholders equity for each subsidiary within the Legacy Financial Guarantee Insurance segment, including intercompany eliminations.
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
At June 30, 2022, AAC owned $282 of distressed Ambac-insured bonds, including significant concentrations of insured RMBS bonds, and excluding Ambac's holdings of Sitka Senior Secured Notes. As a result of the Puerto Rico restructurings discussed under "Liability and Insured Exposure Management" below, the amount of Ambac-insured Puerto Rico bonds held in the investment portfolio was significantly reduced during the six months ended June 30, 2022. Subject to internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase or sell Ambac-insured securities (including Sitka Secured Notes), surplus notes and/or other Ambac issued securities, and may consider opportunities to
| Ambac Financial Group, Inc. 47 2022 Second Quarter FORM 10-Q |

exchange securities issued by it from time to time for other securities issued by it.
Liability and Insured Exposure Management
Ambac's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. Ambac completed risk reduction transactions consisting of refinancings and commutations of $878 and $1,187 of net par exposure for the three and six months ended June 30, 2022, of which $317 and $584 related to Puerto Rico. In the second quarter of 2022, the remainder of AAC insured PRIFA and CCDA bonds, or $317 belonging to bondholders who elected not to commute their AAC insurance policies (which were deposited into trusts) together with such policies, were all accelerated by AAC. Refer below to the Financial Guarantees In Force section of the Management Discussion and Analysis for Results of Operations, Financial Guarantees in Force for additional details of the Puerto Rico restructuring.
The following table provides a comparison of total, adversely classified ("ACC") and watch list credit net par outstanding in the insured portfolio at June 30, 2022 and December 31, 2021. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

	June 30, 2022	December 31, 2021	Decrease
Total	$25,300	$28,020	$(2,720)	(10)%
ACC	5,217	6,361	(1,144)	(18)%
Watch list	3,332	3,824	(492)	(13)%
The decrease in total and ACC credit net par outstanding resulted from active de-risking, as well as scheduled maturities, amortizations, refundings and calls.
Russia and Ukraine Conflict
The current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. We do not have operations in Russia or Ukraine or any insured exposures in those countries. Ambac's investment portfolio exposure to Russian issuers is not meaningful. Given our insignificant exposure, we have not experienced, and do not expect this conflict to have, a material adverse impact on our results of operations, financial condition or cash flows. However, as the conflict continues and if it were to escalate, the global economy and capital markets may be adversely impacted in ways that we cannot predict and therefore we are unable to estimate the ultimate impact that this conflict may have on our future financial condition, results of operations, and cash flows.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the six months ended June 30, 2022, included the following:

Net income (1)	$7
Gain (loss) on foreign currency translation (net of tax)	(78)
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	9
Impact on total comprehensive income (loss)	$(62)
(1)    A portion of Ambac UK's, and to a lesser extent AAC's, assets and liabilities are denominated in currencies other than its functional currency and accordingly, we recognized net foreign currency transaction gains/(losses) as a result of changes to foreign currency rates through our Unaudited Consolidated Statement of Total Comprehensive Income (Loss).
Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for further information on the impact of future currency rate changes on Ambac's financial instruments.
LIBOR Sunset
Ambac continuously monitors regulatory and industry developments related to the transition from LIBOR to alternative reference rates. In 2021, New York State passed legislation addressing the cessation of U.S. Dollar ("USD") LIBOR and specified a recommended benchmark replacement based on the Secured Overnight Financing Rate ("SOFR") for certain legacy transactions. Similar Federal legislation gained approval in March of 2022. The Alternative Reference Rates Committee, the Federal Reserve Board and several industry associations and groups have expressed support for the new law. While Ambac believes the LIBOR law is generally a positive step, there remains some uncertainty about how it will be interpreted or challenged as well as about other aspects of the discontinuance of LIBOR. At the same time, regulatory and governmental authorities continue to promote the creation and functioning of post-LIBOR indices, SOFR in particular. See the Risk Factor entitled "Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences" found in Part I, Item 1A of Ambac’s Annual Report on Form 10-K for the year ended December 31, 2021. Also, for further background and information about management's evaluation of Ambac's potential exposures to LIBOR transition, see "Executive Summary — LIBOR Sunset" in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2021.
SEC Proposed Rules on Climate Related Information
On March 21, 2022, the Securities and Exchange Commission (“SEC”) proposed rule amendments that would require public companies to include certain climate-related information in their periodic reports and registration statements, including oversight
| Ambac Financial Group, Inc. 48 2022 Second Quarter FORM 10-Q |

and governance, material impacts (operational and financial), risk identification and management, and Scope 1, 2 and 3 emissions (the “Proposed Rule”). For accelerated filers, such as Ambac, the Scope 1 and 2 emissions disclosures would require attestation from a third party. These new requirements, if adopted, would at the earliest take effect in fiscal year 2024 and begin to apply to SEC filings in 2025. Ambac is reviewing the Proposed Rule and assessing related compliance obligations and other effects on our operations.
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
FINANCIAL GUARANTEES IN FORCE
($ in millions)
Financial guarantee products were sold in three principal markets: U.S. public, U.S. structured and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at June 30, 2022 and December 31, 2021.
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

	June 30, 2022	December 31, 2021
Public Finance (1) (2)	$11,403	$12,360
Structured Finance	4,154	4,904
International Finance	9,743	10,756
Total net par outstanding	$25,300	$28,020
(1)Includes $5,446 and $5,490 of Military Housing net par outstanding at June 30, 2022 and December 31, 2021, respectively.
(2)Includes $467 and $1,054 of Puerto Rico net par outstanding at June 30, 2022 and December 31, 2021, respectively.

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at June 30, 2022:

		Risk Name	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding	% of Total Net Par Outstanding
IF	AUK	Capital Hospitals plc (2)	UK-Infrastructure	A-	2046	$877	3.5%
IF	AUK	Anglian Water	UK-Utility	A-	2035	874	3.5%
IF	AUK	Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	BBB	2033	786	3.1%
IF	AUK	National Grid Gas	UK-Utility	BBB+	2037	765	3.0%
IF	AUK	Aspire Defence Finance plc	UK-Infrastructure	A-	2040	741	2.9%
PF	AAC	New Jersey Transportation Trust Fund Authority	US-Lease and Tax-backed Revenue	BBB-	2036	623	2.5%
IF	AUK	Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	2035	594	2.3%
IF	AUK	National Grid Electricity Transmission	UK-Utility	BBB+	2036	533	2.1%
IF	AUK	Catalyst Healthcare (Manchester) Financing plc (2)	UK-Infrastructure	BBB-	2040	509	2.0%
IF	AUK	RMPA Services plc	UK-Infrastructure	BBB+	2038	486	1.9%
Total						$6,788	26.8%
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

Net par related to the top ten exposures reduced $537 from December 31, 2021. Exposures are impacted by changes in foreign exchange rates ($648 reduction during the six months ended June 30, 2022), certain indexation rates, reinsurance transactions and scheduled and unscheduled paydowns. As a
| Ambac Financial Group, Inc. 49 2022 Second Quarter FORM 10-Q |

result of recent increases in inflation, such indexation exposures have increased at a faster pace than they have historically.
The concentration of net par amongst the top ten (as a percentage of net par outstanding) was 27% at June 30, 2022, and 26% at December 31, 2021. Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $31 per single risk, with insured exposures ranging up to $453 and a median net par outstanding of $5.
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

Net Par Outstanding ($ in millions)	June 30, 2022	December 31, 2021
PR Highways and Transportation Authority (1998 Resolution - Senior Lien Transportation Revenue)	$394	$394
PR Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	69	73
PR Highways and Transportation Authority (1968 Resolution - Highway Revenue)	4	4
PR Infrastructure Financing Authority (Special Tax Revenue)	—	403
PR Convention Center District Authority (Hotel Occupancy Tax	—	86
Commonwealth of Puerto Rico - General Obligation Bonds	—	11
PR Public Buildings Authority - Guaranteed by the Commonwealth of Puerto Rico	—	83
Total Net Exposure to The Commonwealth of Puerto Rico and Related Entities	$467	$1,054

Commonwealth Plan of Adjustment (Title III Case)
On March 15, 2022, the Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, et al. ("Eighth Amended POA") together with the Qualifying Modifications for PRIFA and CCDA ("PRIFA QM" and "CCDA QM", respectively) became effective, restructuring approximately $33,000 of debt across various Commonwealth instrumentalities, including obligations insured by AAC, and approximately $50,000 in pension obligations.
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
PRIFA / CCDA
On the Eight Amended POA effective date, AAC-insured PRIFA and CCDA bondholders who elected commutation of their insurance received: 1) their respective shares of PRIFA or CCDA plan consideration available under the Eighth Amended POA and the PRIFA QM, or CCDA QM, as applicable, and 2) cash from Ambac. Ambac’s obligations to the bondholders under the Ambac insurance policies who elected this option were deemed to be fully satisfied. The AAC-insured PRIFA and CCDA bondholders who failed to elect commutation had their bondholders’ respective shares of consideration available under the Commonwealth Plan and the PRIFA QM, or CCDA QM, as applicable, deposited into a trust. On the plan effective date, about 39% and 19% of the outstanding par of the Ambac-insured PRIFA and CCDA bonds, respectively, totaling about $172 of insured par was commuted with the remainder totaling about $317 of insured par deposited into the trusts. During the second quarter of 2022, the remainder of those PRIFA and CCDA bonds belonging to bondholders who elected not to commute their AAC Insurance Policies and were deposited into trusts together with such policies were all accelerated, satisfying and eliminating all of the Ambac-insured PRIFA and CCDA bonds.
Puerto Rico Highway and Transportation Authority (“PRHTA”)
AAC's remaining unrestructured PROMESA Puerto Rico exposure, PRHTA, is subject to the PRHTA Plan of Adjustment ("PRHTA POA"), which was filed on May 2, 2022. On June 17,
| Ambac Financial Group, Inc. 50 2022 Second Quarter FORM 10-Q |

2022, a PRHTA Disclosure Statement hearing was held before Judge Laura Taylor Swain, U.S. District Judge for the District of Puerto Rico, and Judge Judith G. Dein, U.S. Magistrate Judge. On June 23, 2022, Judge Swain entered an order approving the PRHTA Disclosure Statement and, among other things, set a schedule for the PRHTA POA confirmation process, culminating in a confirmation hearing scheduled for August 17-18, 2022. If confirmed, the PRHTA POA is expected to become effective late in the third quarter of 2022 or early in the fourth quarter of 2022.
On July 27, 2022, the HTA Insured Bondholder Group, comprising Franklin Advisers, Inc. and Nuveen Asset Management, filed a limited objection to the PRHTA POA as to its proposed treatment of certain bonds insured by Assured Guaranty Corp. and an affiliate ("AGC"). The limited objection challenges the treatment of AGC-insured bonds under the plan, and grant of third-party releases to AGC. While the limited objection did not include similar challenges to PRHTA bonds insured by AAC, it is possible, though we believe unlikely, that a ruling upholding this limited objection could impact other insured bonds under the plan, including AAC-insured bonds. Any ruling that impacts AAC-insured bonds could negatively affect exposure reduction strategies and/or significantly increase reserves related to AAC-insured PRHTA bonds.

PRHTA/CCDA PSA
AAC signed a joinder to the PRHTA/CCDA PSA on July 15, 2021. The PRHTA/CCDA PSA, originally executed on May 5, 2021, provides for certain consideration for holders of bonds issued by certain Commonwealth instrumentalities, PRHTA and CCDA on account of their claims against the Commonwealth arising from such bonds ("Clawback" claims). Under the PRHTA/CCDA PSA, PRHTA creditors shared $389 of cash proceeds that was payable once the PRHTA distribution condition was met pursuant to the Eighth Amended POA (the “Interim Distribution”). In addition, PRHTA creditors received an approximately 69% share of the Clawback CVI, subject to a lifetime nominal cap of about $3,698, which was also paid as part of the Interim Distribution. The PRHTA Clawback CVI is subject to a PRHTA-specific waterfall: holders of PRHTA ’68 bonds will receive the first dollars of Clawback CVI, followed by holders of PRHTA ’98 bonds. The value of the Clawback CVI is highly uncertain, given the contingent, outperformance-driven structure. Changes in our assumed values of the Clawback CVI or in the actual performance of the Clawback CVI could cause an adverse change in our reserves which could be material. As a result, a significant decrease in our assumed values of the Clawback CVI could have a material adverse impact on our results of operations and financial condition. PRHTA bondholders will also receive new PRHTA bonds or cash with a face amount of $1,245. Of the $1,245 in new bonds or cash, approximately $646.4 will be allocated to holders of PRHTA '68 bonds and approximately $598.6 will be allocated to holders of PRHTA '98 bonds. The new PRHTA bonds or cash will be distributed to creditors upon consummation of the PRHTA POA. AAC and other PRHTA creditors will receive restriction fees and consummation costs payable at the effective date of the PRHTA POA.
Interim Distribution
On July 8, 2022, following satisfaction of the PRHTA distribution condition, AAC received its share of the Interim
Distribution of cash and Clawback CVI related to the Ambac-insured PRHTA ’68 and ’98 bonds in satisfaction of the Clawback claims against the Commonwealth. The Interim Distribution to AAC totaled approximately $19 of cash and $295 maximum notional value of Clawback CVI. On the PRHTA POA effective date, a portion of the cash and Clawback CVI, or the proceeds thereof, will either be: (i) distributed to PRHTA ’98 commuting bondholders together with the new PRHTA bonds (or cash plan consideration) in connection with the PRHTA POA and a commutation payment from AAC in full satisfaction of in full and final discharge of Ambac’s obligations under the Ambac insurance policies or (ii) deposited into a trust, as described below, together with the new PRHTA bonds or cash plan consideration in connection with the PRHTA POA.
Bondholder Elections
As outlined in the July 2022, Form of Election Notice for AAC-insured Bond Holders with Claims in Class 6 (the AAC Insured PRHTA 98 Senior Bonds), AAC-insured PRHTA 98 bondholders were each permitted to choose between two different treatment options for the satisfaction of their claims. The first option allows the bondholders to elect commutation of their insurance policies (the “Ambac Insurance Policies”). Under this option, bondholders will receive: (i) their respective shares of certain consideration available under PRHTA/CCDA PSA, including the aforementioned Interim Distribution of cash and Clawback CVI as well as the new PRHTA bonds or cash related to the PRHTA POA and (ii) a cash commutation payment from AAC equivalent to 48% of the outstanding insured bond balance as of July 1, 2022, less any subsequent insured policy payments prior to the PRHTA plan effective date. AAC’s obligations to the bondholders under the AAC Insurance Policies who elected this option will be deemed fully satisfied. Under the second option, the bondholders’ respective shares of consideration, or the proceeds thereof, related to the Interim Distribution and the new PRHTA bonds or cash to be distributed under the PRHTA POA, will be deposited into a trust. Those bondholders are expected to receive scheduled payments from this trust, unless AAC elects, in its sole discretion, to pay all or a portion of the outstanding par amounts of the AAC-insured bonds in such trust. The accelerated payments will satisfy AAC's obligations under the applicable AAC Insurance Policies. In addition, on the PRHTA plan effective date, all AAC-insured HTA 68 bonds will be accelerated, satisfying AAC’s obligations under the applicable AAC Insurance Policies.
Puerto Rico Considerations
The Eighth Amended POA and the qualifying modifications for PRIFA and CCDA became effective on March 15, 2022, and on that date and since, AAC-insured Puerto Rico exposures have been significantly reduced via commutation and acceleration. However, uncertainty remains as to our remaining exposures as to (i) the value or perceived value of the consideration provided by or on behalf of the debtors under the Eight Amended POA, as it relates to the PRHTA Interim Distribution, and under the PRHTA POA; (ii) the extent to which exposure management strategies, such as commutation and acceleration, will be executed for PRHTA; (iii) whether and when the PRHTA POA will be confirmed and whether or not it will be confirmed in substantially the same form as currently drafted; and (iv) other factors,
| Ambac Financial Group, Inc. 51 2022 Second Quarter FORM 10-Q |

including market conditions such as interest rate movements and credit spread changes on the new CVI instruments. AAC’s loss reserves may prove to be understated or overstated, possibly materially, due to favorable or unfavorable developments or results with respect to these factors. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet to the Unaudited Consolidated Financial Statements included in Part I, Item 2 in this Form 10-Q for the possible increase in loss reserves under stress or other adverse conditions. There can be no assurance that losses may not exceed such estimates.
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
Exposure Currency
The table below shows the distribution by currency of AAC’s insured exposure as of June 30, 2022:

Currency	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$15,761	$15,761
British Pounds		£6,827	8,317
Euros		€916	960
Australian Dollars	A$	380	262
Total			$25,300
Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at June 30, 2022 and December 31, 2021. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:
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
| Ambac Financial Group, Inc. 52 2022 Second Quarter FORM 10-Q |

Summary of Below Investment Grade Exposure:

	Net Par Outstanding
Bond Type	June 30, 2022	December 31, 2021
Public Finance:
Puerto Rico	$467	$1,054
Military Housing	368	370
Other	229	317
Total Public Finance	1,064	1,741
Structured Finance:
RMBS	1,977	2,170
Student loans	285	302
Total Structured Finance	2,262	2,472
International Finance:
Sovereign/sub-sovereign	701	774
Transportation	349	389
Other	55	62
Total International Finance	1,105	1,225
Total	$4,431	$5,438
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
Results of Operations ($ in millions)
Consolidated Results
A summary of our financial results is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross premiums written	$37	$(3)	$67	$(5)
Revenues:
Net premiums earned	$14	$11	$28	$25
Net investment income	(21)	42	(16)	91
Net investment gains (losses), including impairments	7	(2)	17	1
Net gains (losses) on derivative contracts	29	(11)	86	14
Net realized gains (losses) on extinguishment of debt	57	—	57	33
Commission income	6	6	15	13
Other income (expense)	1	1	3	(1)
Income (loss) on variable interest entities	(6)	2	15	2
Expenses:
Losses and loss expenses (benefit)	(12)	(26)	12	(18)
Intangible amortization	13	14	28	33
Operating expenses	34	28	68	62
Interest expense	45	50	89	100
Provision (benefit) for income taxes	1	11	1	13
Net income (loss) attributable to common stockholders	$5	$(29)	$7	$(12)
Ambac's results for the three and six months ended June 30, 2022 were significantly impacted by the following:
•AAC has successfully implemented the restructuring of a significant portion of its remaining Puerto Rico exposures, following the occurrence of the effective dates for the Plan of Adjustment related to AAC-insured Puerto Rico General Obligation bonds (“GO”) and Public Buildings Authority (“PBA”) bonds, and Qualifying Modifications for AAC-insured Puerto Rico Infrastructure Authority (“PRIFA”) and Convention Center District Authority (“CCDA”) bonds, all effective March 15, 2022. As a result of these successful restructurings, Ambac recorded a gain in the amount of $198 as part of its first quarter 2022 consolidated financial results. This gain included (i) a net benefit in losses and (ii) a gain on the consolidation of newly established variable interest entities; partially offset by losses from sales and changes to the fair value of securities received in the restructuring and accelerated amortization of the insurance intangible asset. In the second quarter 2022, the newly created VIEs combined with changes to the fair value of securities received by AAC resulted in losses totaling $17.
•During the six months ended June 30, 2022 management recorded a reduction to AAC’s estimated R&W subrogation
| Ambac Financial Group, Inc. 53 2022 Second Quarter FORM 10-Q |

recoveries in the amount of $242, $186 of which was based on AAC's evaluation of the potential effect on certain of AAC's R&W litigations of the New York Court of Appeals’ decision in the case entitled U.S. Bank National Association v. DLJ Mortgage Capital, Inc. relating to Home Equity Asset Trust 2007-1 ("HEAT"), a residential mortgage-backed securities trust, and the remainder of which reflects the impact of changes in discount rates and underlying insured RMBS transaction performance. The decision in HEAT is relevant to AAC's breach-of-contract cases relating to its insured RMBS transactions and may affect one of the bases upon which AAC seeks recovery with respect to a significant portion of breaching loans in AAC's RMBS cases. However, management believes there remain other alternative paths to recovery for such breaching loans. AAC’s ultimate recoveries in its RMBS litigations may be materially higher or lower than its estimated subrogation recoveries based on a number of factors, including those described in Ambac’s Form 10-K for the fiscal year ended December 31, 2021 and elsewhere in this Quarterly Report.
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2022 and 2021, respectively.
Gross Premiums Written. Gross premiums written increased $40 and $72 for the three and six months ended June 30, 2022, compared to the same periods in the prior year. The increase was primarily driven by the growth in the Specialty Property & Casualty Insurance segment of $39 and $63 for the three and six months ended June 30, 2022, respectively.
Net Premiums Earned. Net premiums earned increased $3 and increased $3 for the three and six months ended June 30, 2022, compared to the same periods in the prior year.
The increase was driven by $3 and $4 of specialty property and casualty net premiums earned for the three and six months ended June 30, 2022, partially offset by a slight reduction in legacy financial guarantee premiums earned.
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
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Securities available-for-sale: Ambac-insured (including Secured Notes)	$5	$14	$12	$29
Securities available-for-sale and short-term other than Ambac-insured	8	8	15	15
Other investments (includes trading securities)	(34)	20	(43)	47
Net investment income (loss)	$(21)	$42	$(16)	$91
Net investment income (loss) decreased $63 and $107 for the three and six months ended June 30, 2022, respectively, compared to the prior year periods.
•Other investments income (loss) decreased $54 and $90 for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The three and six months ended June 30, 2022, included losses of $11 and $21 on securities received in the Puerto Rico restructuring which are classified as trading. Pooled fund investments results decreased $43 and $70 for the three and six months ended June 30, 2022, respectively, compared to the prior year periods, driven primarily by losses on hedge funds, equity and high-yield and leveraged loan funds in the 2022 periods. Investments in pooled funds may be volatile, but are generally expected to produce higher returns than available-for-sale investments. Each of the aforementioned pooled fund categories reported positive performance in the three and six months ended June 30, 2021.
•Net investment income from Ambac-insured securities for the three and six months ended June 30, 2022 decreased $10 and $17 compared to the prior year periods, due primarily to lower income on LSNI Secured Notes which were redeemed in July 2021. Additionally, continued runoff of AAC-insured RMBS and the March 15, 2022, Puerto Rico restructuring both contributed to declines in investment income from Ambac-insured securities.
| Ambac Financial Group, Inc. 54 2022 Second Quarter FORM 10-Q |

Net Investment Gains (Losses), including Impairments. The following table provides a breakdown of net investment gains (losses) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains (losses) on securities sold or called	$(2)	$1	$7	$7
Net foreign exchange gains (losses)	8	(2)	11	(6)
Credit impairments	—	—	—	—
Intent / requirement to sell impairments	—	—	—	—
Net investment gains (losses), including impairments	$7	$(2)	$17	$1
Net gains for the six months ended June 30, 2022, included a recovery of $9 from a class-action settlement relating to certain RMBS securities previously held in the investment portfolio. Net gains for the six months ended June 30, 2021, included a gain of $4 realized on the sale AFG's equity interest in the Corolla Trust in connection with the Corolla Exchange Transaction. Other net realized gains on securities sold or called during both periods were primarily from sales in connection with routine portfolio management.
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
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts include results from the Company's interest rate derivatives portfolio and its runoff credit derivatives portfolio. The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee insurance and investment portfolios. Net gains (losses) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. Results from credit derivatives were not significant to the periods presented and as of June 30, 2022, all outstanding credit derivatives have matured.
Net gains (losses) on interest rate derivatives for the three and six months ended June 30, 2022, were $28 and $85 compared to ($11) and $14 for the three and six months ended June 30, 2021. The net gains in 2022 reflect changes in fair value from increases in forward interest rates and lower counterparty credit adjustments on certain derivative assets, partially offset by portfolio carrying costs. The improved results for the three and six months ended June 30, 2022, resulted from the significant rate increases in the periods combined with favorable portfolio positioning, partially offset by the impact of wider credit spreads in derivative assets as described further below.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. In periods when credit spreads are stable counterparty credit adjustments will generally have a proportionate offsetting impact to gains or losses on derivative assets, relative to fully collateralized assets. In addition to the impact of interest rates on the underlying derivative asset values, the changes in counterparty credit adjustments are driven by movement of credit spreads. Generally, narrowing (widening) of credit spreads will increase (decrease) derivative gains relative to a period of stable credit spreads. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $2 and $4 for the three and six months ended June 30, 2022, respectively, and $(3) and $6 for the three and six months ended June 30, 2021, respectively. The lower counterparty credit adjustments for the three and six months ended June 30, 2022 reflected lower underlying asset values, partially offset by wider credit spreads. Changes in counterparty credit adjustments for the three and six months ended June 30, 2021 related to underlying asset values in addition to narrowing spread for the six months ended June 30, 2021.
Commissions Income. Commission income for the three and six months ended June 30, 2022 was $6 and $15 compared to $6 and $13, for the three and six months ended June 30, 2021. Commissions include both base and profit sharing commissions of the Insurance Distribution segment. The increase was driven by greater premiums placed by Xchange Benefits, although it was moderated by an adjustment to profit commissions in the the second quarter of 2021. Gross commission income has an accompanying expense, sub-producer commissions (included in Operating Expenses in the Consolidated Statements of Total Comprehensive Income (Loss), which will largely track changes in gross commission. For the three and six months ended June 30, 2022 Sub-producer commissions of $4 and $8 compared to $4 and $7 in three and six months ended June 30, 2021.

Net Realized Gains on Extinguishment of Debt. Net realized gains on extinguishment of debt was $57 for three and six months ended June 30, 2022, resulting from repurchases of surplus notes below their carrying values. Net realized gains on extinguishment of debt was $33 for the six months ended June 30, 2021, resulting from the 2021 exchanges of junior surplus notes below their carrying values. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the 2021 Surplus Notes Exchanges.

Income (Loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to FG VIEs, consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's
| Ambac Financial Group, Inc. 55 2022 Second Quarter FORM 10-Q |

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
Income (loss) on variable interest entities was $(6) and $15 for the three and six months ended June 30, 2022, respectively, compared to $2 and $2 for the three and six months ended June 30, 2021. Results for the three and six months ended June 30, 2022, related primarily to two VIE trusts created in connection with the Puerto Rico restructurings in March 2022. The three months ended June 30, 2022 included losses of $7 from these VIEs driven by interest costs and changes in fair value of assets received in the restructuring. The six months ended June 30, 2022 also included first quarter losses of $6 from changes to fair value of these VIEs' assets and the initial $28 gain upon consolidation on March 15, 2022. Results for the three months ended June 30, 2021, were due primarily to gains on higher valuation of net assets on VIEs. Results for the six months ended June 30, 2021 included realized gains of $1 on sales of assets, together with higher valuation of net assets on VIEs.
Refer to Note 9. Variable Interest Entities to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information on the accounting for FG VIEs.
Losses and Loss Expenses. Loss and loss expenses increased $14 and $30 for the three and six months ended June 30, 2022, compared to the same periods in the prior year. Legacy financial guarantee loss and loss expenses (benefit) were $(14) and $9 for the three and six months ended June 30, 2022. Specialty Property and Casualty Insurance loss and loss expenses were $2 and $3 for the three and six months ended June 30, 2022.
Intangible Amortization. Insurance intangible amortization for the three and six months ended June 30, 2022, was $13 and $26, flat as compared to the the three months ended June 30, 2021 and a decrease of $5 over the six months ended June 30, 2021. The decrease was driven primarily by the run-off of the financial guarantee insured portfolio and timing of its de-risking activity.
Other intangible amortization for the three and six months ended June 30, 2022, was $1 and $1, respectively unchanged from the three and six months ended June 30, 2021.

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides a summary of operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Compensation	$16	$14	$32	$30
Non-compensation	17	14	35	31
Gross operating expenses	33	28	67	61
Amortization of deferred acquisition costs	3	—	4	—
Reinsurance commissions, net	(2)	—	(3)	—
Total operating expenses	$34	$28	$68	$62
Gross operating expenses increased $6 and $5 for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year.
The increase in operating expenses during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was due to the following:
•Higher compensation costs due to a net increase in staffing resulting from additions in the Specialty Property & Casualty Insurance and Insurance Distribution segments, higher incentive compensation expense including the impact of performance factor adjustments and higher severance costs in the Legacy Financial Guarantee Insurance segment.
•Higher non-compensation costs primarily related to Legacy Financial Guarantee Insurance segment legal defense costs and transaction consulting fees; Specialty Property and Casualty Insurance segment auditing and licensing fees and equipment costs associated with growth of the business; and Insurance Distribution segment sub-producer commissions. These items were partially offset for the six months comparative periods by first quarter 2021 consulting fees associated with Legacy Financial Guarantee Insurance debt restructuring.
Interest Expense. All interest expense relates to the Legacy Financial Guarantee Insurance segment and includes accrued interest on the LSNI Ambac Note, Sitka AAC Note, Tier 2 Notes, surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par. The following table provides details by type of obligation for the periods presented:
| Ambac Financial Group, Inc. 56 2022 Second Quarter FORM 10-Q |

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Surplus notes (1)	$20	$19	$41	$37
LSNI Ambac Note	—	24	—	49
Sitka AAC note	17	—	34	—
Tier 2 Notes	7	7	14	13
Other	—	—	1	1
Total interest expense	$45	$50	$89	$100
(1)Includes junior surplus notes that were acquired and retired in the first quarter of 2021.
The decrease in interest expense for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was mainly driven by the impact of the Secured Note Refinancing as further described in Note 1. Background and Business Description, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, partially offset by discount accretion on surplus notes reissued in 2021.
Surplus note principal and interest payments require the approval of OCI. In May 2022, OCI declined the request of AAC to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the then next scheduled payment date of June 7, 2022. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding to third parties were $559 at June 30, 2022. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments.
Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2022 and 2021, was $1, and $11 respectively, a decrease of $10. This resulted from the 2021 effect on the deferred tax liability of enactment of an increase in UK tax rates from 19% to 25%. .The provision for income taxes reported for six months ended June 30, 2022 and 2021 was $1 and $13, respectively, a decrease of $11, resulting from the same factors as stated above.
Results of Operations by Segment
Legacy Financial Guarantee Insurance

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$11	$11	$24	$25
Net investment income	(22)	41	(18)	90
Net investment gains (losses), including impairments	7	(2)	17	(3)
Net gains on derivative contracts	28	(11)	85	14
Net realized gains on extinguishment of debt	57	—	57	33
Other	(6)	3	18	1
Total	75	42	184	160
Expenses:
Loss and loss expenses (benefit)	(14)	(26)	9	(18)
Operating expenses	23	21	44	38
Total	10	(5)	54	20
Earnings before interest, taxes, depreciation and amortization	65	47	130	140
Interest expense	45	50	89	100
Depreciation	—	—	1	1
Intangible amortization	13	13	26	31
Pretax income (loss)	$7	$(16)	$13	$8

Stockholders equity (1)	$450	$726
(1)Represents the share of Ambac stockholders equity for each subsidiary within the Legacy Financial Guarantee Insurance segment, including intercompany eliminations.
The Legacy Financial Guarantee Insurance segment is in active runoff. This will generally result in lower premium earnings, investment income, operating expenses and intangible amortization. The variability in the financial results are primarily driven by changes in loss and loss expenses resulting from, amongst other items, credit developments, interest rates and de-risking transactions. Additionally, the segment results are impacted by changes in interest rates as they impact net gains on derivative contracts and interest expense on the floating rate AAC Sitka Note. Key variances not discussed above in the Consolidated Results section are as follows:
Net premiums earned. Net premiums earned decreased $— and $1 for the three and six months ended June 30, 2022, compared to the same period in the prior year. Net premiums earned were impacted by the organic and active runoff of the financial guarantee insured portfolio resulting in a reduction to current and future normal net premiums earned and the following:
•Changes to the allowance for credit losses on the premium receivable asset. The positive impact on net premiums earned related to credit losses amounted to $1 and $3 for the for the three and six months ended June 30, 2022, as
| Ambac Financial Group, Inc. 57 2022 Second Quarter FORM 10-Q |

compared to $2 and $6 for the three and six months ended June 30, 2021.
•Accelerated financial guarantee premiums earned as a result of calls and other accelerations on insured obligations, largely due to active de-risking of the insured portfolio, of $2 and $6 for the for the three and six months ended June 30, 2022, as compared to $0 and $0 for the three and six months ended June 30, 2021.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which AAC is pursuing claims for breaches of representations and warranties. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Nor does Ambac include potential recoveries attributable to pre-judgment interest in the estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of $1,462 and $1,704 at June 30, 2022, and December 31, 2021, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for more information regarding the estimation process for R&W subrogation recoveries.
The following provides details for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Structured Finance	$(11)	$(16)	$202	$(23)
Domestic Public Finance	(3)	(11)	(194)	(2)
Other	—	1	1	7
Totals (1)	$(14)	$(26)	$9	$(18)
(1)    Includes loss expenses incurred of $8 and $8 for the three and six months ended June 30, 2022, respectively, and $13 and $23 for the three and six months ended June 30, 2021, respectively.
Loss and loss expenses (benefit) for the three months ended June 30, 2022, were largely driven by the positive impact of discount rates and stronger recoveries, partially offset by a reduction to R&W subrogation recoveries (driven by higher discount rates and lower credit losses) and loss expenses incurred.
Losses and loss expenses (benefit) for the six months ended June 30, 2022, were driven by a reduction to AAC’s estimated R&W subrogation recoveries in the amount of $242, partially offset by favorable loss development in domestic public finance (primarily due to the Puerto Rico restructuring) and the positive impact of discount rates during 2022.
Losses and loss expenses (benefit) for the three and six months ended June 30, 2021, were largely driven by structured finance credits as a result of improved credit and the positive impact of interest rates on excess spread, partially offset by the negative impact of lower discount rates.
Operating Expenses. The increases in operating expenses of $2 and $5 during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, is primarily due to additional legal fees related to defensive litigation costs and additional compensation costs from the impact of incentive compensation performance factor adjustments, partially offset by a net reduction in headcount within the segment.

Specialty Property and Casualty Insurance

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross premiums written	$41	$2	$65	$2
Net premiums written	8	—	13	—
Revenues:
Premiums earned	$3	$—	$4	$—
Investment income	—	—	1	—
Net investment gains (losses), including impairments	—	—	—	—
Other income (program fees)	—	—	1	—
Total	4	—	5	—
Expenses:
Losses and loss expenses incurred	2	—	3	—
Operating expenses	3	2	7	3
Other expense	—	—	—	—
Total	5	2	9	3
Earnings before interest, taxes, depreciation and amortization	(1)	$(2)	(4)	$(3)
Pretax income (loss)	$(1)	$(2)	$(4)	$(3)
Loss and LAE Ratio	66.5%	NM
Combined Ratio	160.8%	NM

Ambac's stockholders equity (1)	$112	$105
(1)Represents the share of Ambac stockholders equity for each subsidiary within the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Eleven programs were authorized to issue policies as of June 30, 2022. The growth in both the number and size of these programs has contributed to the increase in gross and net
| Ambac Financial Group, Inc. 58 2022 Second Quarter FORM 10-Q |

premiums written, net premiums earned and net loss and loss expenses incurred.
Loss and loss expenses incurred may be adversely impacted by increasing economic and social inflation, particularly within the commercial auto business. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chain and labor markets. In addition, on a going forward basis, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
Segment pre-tax net income was favorably impacted by the growth in earned premium and program fees relative to loss and loss expenses incurred and operating expenses for the three month period ended June 30, 2022, compared to the three month period ended June 30, 2021. Costs associated with the acquisition of additional shell insurance companies, as we continue to ramp up Everspan's operations, impacted pre-tax income for the six months ended June 30, 2022, relative to the six months ended June 30, 2021.
Insurance Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Premiums placed	$24	$22	$69	$62

Commission income	$6	$6	$15	$13
Sub-producer commission expense (1)	4	4	8	7
Net commissions	2	2	6	6
Expenses:
Other Operating expenses (1)	2	1	3	3
Net (gain) attributable to noncontrolling interest	—	—	—	—
Earnings before interest, taxes, depreciation and amortization	1	1	3	3
Depreciation	—	—	—	—
Intangible amortization	1	1	1	1
Pretax income (loss)	—	$—	$2	$2

Ambac's stockholders equity (2)	$65	$66
(1)    The Consolidated Statements of Comprehensive Income presents the sum of these items as Operating Expenses.
(2)    Represents the share of Ambac stockholders equity for each subsidiary within the Insurance Distribution segment, including intercompany eliminations.
Ambac's Insurance Distribution segment currently includes Xchange Benefits, a P&C MGA specializing in accident and health products, 80% of which was acquired by AFG on December 31, 2020. Xchange is compensated for its services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in the case of ESL, managing claims under an agency agreement. Commission revenues are usually based on a percentage of the premiums placed. Xchange is also eligible to receive profit sharing contingent commissions on certain of its programs based on the underwriting results of the policies it places with the carrier, which may cause some variability in revenue and earnings.
Xchange underwrote and placed premiums for its carriers of approximately $24 and $65 for the three and six months ended June 30, 2022, an increase of $2 or 8% and $7 or 10% as compared to the three and six months ended June 30, 2021, respectively. Higher premiums placed were the primary drivers to the increases in both gross and sub-producer commissions.
Employer Stop Loss business underwritten by Xchange has seasonality in January and July, which result in revenue and earnings concentrations in the first and third quarters each calendar year. ESL is Xchange's largest business.
Other Operating Expenses. Other operating expenses for the three and six months ended June 30, 2022 increased slightly as compared to the three and six months ended June 30, 2021 as a result of employees hired to support the ESL renewal rights acquisition that occurred on April 29, 2022.

LIQUIDITY AND CAPITAL RESOURCES
($ in millions)
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG is a holding company with no outstanding debt. AFG's liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $218 as of June 30, 2022, and secondarily on distributions and expense sharing payments from its operating subsidiaries. AFG's investments include securities directly issued by AAC (i.e. surplus notes), which are eliminated in consolidation. Securities issued by AAC and certain other of AFG's investments are generally less liquid than investment grade and highly traded investments.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 per year to cover expenses not otherwise reimbursed. The $4 reimbursement for 2021 expenses was approved by OCI and paid to AFG in April 2022.
| Ambac Financial Group, Inc. 59 2022 Second Quarter FORM 10-Q |

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
Xchange currently does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Xchange of $2 and $3 during the six months ended June 30, 2022 and 2021. It is highly unlikely that AAC will be able to make dividend payments to AFG for the foreseeable future. Everspan's ability to make future dividend payments will mostly depend on its future profitability relative to its capital needs to support growth. Everspan is not expected to pay dividends in the near term.
In the opinion of the Company’s management the net assets of AFG are sufficient to meet AFG’s current liquidity requirements. However, events, opportunities or circumstances could arise that may cause AFG to seek additional capital (e.g. through the issuance of debt, equity or hybrid securities).
Operating Companies' Liquidity
Insurance
The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums; recoveries on claim payments, including RMBS representation and warranty subrogation recoveries (AAC only); reinsurance recoveries; fees; investment income and maturities and sales of investments.
•AAC's ability to realize RMBS representation and warranty subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, such as adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries, including due to delays in court proceedings (including appeals); intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating the amount of such recoveries. The amount of these subrogation recoveries is material and if AAC is unable to recover any amounts or recovers materially less than its estimated recoveries, its future available liquidity to pay claims, debt service and meet other obligations would be materially adversely impacted. See Part I, Item 1A. Risk Factors in AFG's Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report for more information about risks relating to RMBS R&W subrogation recoveries.
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
•Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of AAC. Any such payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined AAC's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2022. See Note 12. Long-term Debt to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for further discussion of the payment terms and conditions of the Tier 2 Notes as well as the aggregate annual maturities of all debt outstanding. In addition to the consolidated principal amounts of $2,283 as of June 30, 2022, with various maturities as described in Note 12. Long-term Debt to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, AAC is obligated to pay principal on surplus notes held by AFG of $67. AAC's future interest obligations include $79, subject to changes in interest rates, annually on the Sitka AAC Note through maturity on July 6, 2026, $678 of accrued and unpaid interest that would be payable on surplus notes if approved by OCI on the next scheduled payment date of June 7, 2023 (including surplus notes held by AFG), and Tier 2 Note interest that may be paid-in-kind until maturity on February 12, 2055 at which time $5,046 would be due. The above amounts exclude surplus notes repurchased and held directly by AAC.
•Ambac Financial Services ("AFS") uses interest rate derivatives (primarily interest rate swaps and US Treasury futures) as a partial economic hedge against the effects of rising interest rates elsewhere in the legacy financial guarantee segment. AFS's derivatives also include interest rate swaps previously provided to asset-backed issuers and other entities in connection with their financings. AAC lends AFS cash and securities as needed to fund payments under these derivative contracts, collateral posting requirements and operating expenses. Intercompany loans are governed by an established lending agreement with defined borrowing limits that has received non-disapproval from OCI.
| Ambac Financial Group, Inc. 60 2022 Second Quarter FORM 10-Q |

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
Consolidated Cash Flow Statement Discussion.
The following table summarizes the net cash flows for the periods presented.

Six Months Ended June 30,	2022	2021
Cash provided by (used in):
Operating activities	$11	$(83)
Investing activities	440	187
Financing activities (1)	(434)	(107)
Foreign exchange impact on cash and cash equivalents	(1)	—
Net cash flow	$16	$(4)
(1)    During the second quarter of 2022, AAC made $393 of payments in connection with the acceleration of the AAC-insured PRIFA and CCDA bonds that were not commuted during the first quarter of 2022 and were deposited into the respective trusts. The receipt of $393 from AAC plus the existing cash assets of the consolidated trusts fully redeemed the trust certificates (AAC was the holder of $164 of the PRIFA trust certificates that were fully redeemed). As a result of the AAC claim payments and associated full redemption of the trust certificates, the remaining non-cash assets of the trusts, valued at $111, were distributed to AAC. Because these trusts are consolidated VIEs, this activity will be reflected as $274 payments of VIE liabilities in second quarter 2022 financing activities.
Operating activities
The following represents the significant cash operating activity during the six months ended June 30, 2022 and 2021:
•Debt service payments on the Sitka AAC Note were $32 for the six months ended June 30, 2022. Debt service payments on the LSNI Ambac Note were $49 for the six months ended June 30, 2021.
•Payments related to (i) operating expenses were $54 and $45 for the six months ended June 30, 2022 and 2021, respectively; and (ii) reinsurance premiums were $22 and $9 for the six months ended June 30, 2022 and 2021, respectively
•Cash provided by (i) premiums were $55 and $19 for the six months ended June 30, 2022 and 2021, respectively; (ii) interest rate derivatives were $32 and $(3) for the six months ended June 30, 2022 and 2021, respectively; (iii) investment portfolio income were $29 and $44 for the six months ended June 30, 2022 and 2021, respectively; and (iv) cash settlements from the Puerto Rico restructuring transactions to the consolidated trusts was $47 for the six months ended June 30, 2022.
•Net Legacy Financial Guarantee Insurance loss and loss expenses paid, including commutation payments, during the six months ended June 30, 2022 and 2021 are detailed below:

Six Months Ended June 30,	2022	2021
Net loss and loss expenses paid (recovered):
Net losses paid	$225	$54
Net subrogation received	(208)	(54)
Net loss expenses paid	4	38
Net cash flow	$21	$38
Future operating flows will primarily be impacted by interest payments on outstanding debt, operating expenses, net claim and loss expense payments, investment coupon receipts and premium collections.
Financing Activities
Financing activities for the six months ended June 30, 2022, included payments for extinguishment of surplus notes of $58, share repurchases of $14 and paydowns and maturities of VIE debt obligations of $359 (including payments for the accelerations of the VIE trusts created from the Puerto Rico restructuring).
Financing activities for the six months ended June 30, 2021, include paydowns of the LSNI Ambac Note of $16 and paydowns and maturities of VIE debt obligations of $85.
Collateral
AFS hedges a portion of the interest rate risk in the Legacy Financial Guarantee Insurance segment financial guarantee and investment portfolios, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be
| Ambac Financial Group, Inc. 61 2022 Second Quarter FORM 10-Q |

replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $98 (cash and securities collateral of $13 and $85, respectively), including independent amounts, under these contracts at June 30, 2022.
Ambac Credit Products (“ACP”) was not required to post collateral under its outstanding credit derivative contracts. At June 30, 2022, there are no outstanding credit derivative contracts.
BALANCE SHEET ($ in millions)
Total assets decreased by approximately $2,242 from December 31, 2021, to $10,061 at June 30, 2022, primarily due to the settlement of VIE obligations (including the accelerated payment of the PRIFA and CCDA Trusts established in the first quarter of 2022), payment of loss and loss expenses, interest and operating expenses, lower subrogation recoverables, declines in invested asset values, lower derivative assets caused by rising interest rates, repurchases of Ambac common stock and AAC surplus notes, lower premium receivables and intangible assets from the continued runoff of the financial guarantee insurance portfolio.
Total liabilities decreased by approximately $1,989 from December 31, 2021, to $9,198 as of June 30, 2022, primarily due to payments of VIE long-term debt, payments of loss and loss expenses, repurchases of AAC surplus notes and lower derivative liabilities caused by rising interest rates.
As of June 30, 2022, total stockholders’ equity was $846, compared with total stockholders’ equity of $1,098 at December 31, 2021. This decrease was primarily due to the changes in unrealized losses on invested assets and losses on foreign currency translation.
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
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at June 30, 2022 and December 31, 2021:

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
June 30, 2022
Fixed maturity securities	$1,314	$85	$—	$11	$1,410
Fixed maturity securities - trading	2	—	—	—	2
Short-term	313	24	—	115	452
Other investments	587	—	—	11	598
Fixed maturity securities pledged as collateral	85	—	—	—	85
Total investments (1)	$2,301	$109	$—	$137	$2,547

December 31, 2021
Fixed maturity securities	$1,631	$72	$—	$28	$1,730
Fixed maturity securities - trading	—	—	—	—	—
Short-term	258	32	—	124	414
Other investments	679	—	—	11	690
Fixed maturity securities pledged as collateral	120	—	—	—	120
Total investments (1)	$2,688	$104	$—	$163	$2,955
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £295 ($360) and €34 ($36) as of June 30, 2022 and £341 ($462) and €38 ($43) as of December 31, 2021.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments primarily consist of diversified interests in pooled funds. Refer to Note 4. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and pooled funds by asset class.
| Ambac Financial Group, Inc. 62 2022 Second Quarter FORM 10-Q |

The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at June 30, 2022 and December 31, 2021:
(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represent 23% and 32% of the June 30, 2022 and December 31, 2021 combined fixed maturity portfolio, respectively. The decrease is primarily due to the impact of the settlement of insured Puerto Rico bonds described above, under Financial Guarantees in Force - AAC-Insured Bond Effective Date Transactions.
Premium Receivables
Ambac's premium receivables decreased to $311 at June 30, 2022, from $323 at December 31, 2021. As further discussed in Note 6. Insurance Contracts, the decrease is primarily due to activities in the Legacy Financial Guarantee Insurance Segment partially offset by growth in the Specialty P&C Insurance Segment. The Legacy Financial Guarantee Insurance Segment declines are due to premium receipts, partially offset by decreases to the allowance for credit losses and accretion of the premium receivable discount. At June 30, 2022, Legacy Financial Guarantee Insurance and Specialty P&C premiums receivables were $288 and $22, respectively.
Premium receivables by payment currency were as follows:

Currency	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$205	$205
British Pounds	£74	91
Euros	€14	15
Total		$311
Reinsurance Recoverable on Paid and Unpaid Losses
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). For those reinsurance counterparties that do not currently post collateral, Ambac’s reinsurers are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $108 from its reinsurers at June 30, 2022.  Additionally, while legacy liabilities from the 21st Century Companies and PWIC acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers. As of June 30, 2022 and December 31, 2021, reinsurance recoverable on paid and unpaid losses were $55 and $55, respectively.
Intangible Assets
Intangible assets primarily include (i) an insurance intangible asset that was established at AFG's emergence from bankruptcy (Legacy Financial Guarantee Insurance Segment), representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities of $284 at June 30, 2022, (ii) intangible assets established as part of the acquisition of Xchange (Insurance Distribution Segment) on December 31, 2020 of $32 at June 30, 2022, and (iii) indefinite-lived intangible assets established as part of the acquisitions of PWIC on October 1, 2021 and the 21st Century Companies on January 3, 2022 (Specialty Property & Casualty Insurance segment) of $14 at June 30, 2022.
| Ambac Financial Group, Inc. 63 2022 Second Quarter FORM 10-Q |

As of June 30, 2022 and December 31, 2021, intangible assets were $330 and $362, respectively. The decline is primarily due to amortization partially offset by the new intangible asset acquired during 2022.
Derivative Assets and Liabilities
The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the Legacy Financial Guarantee insurance and investment portfolios. Derivative assets decreased from $76 at December 31, 2021, to $40 as of June 30, 2022. Derivative liabilities decreased from $95 at December 31, 2021, to $61 as of June 30, 2022. The net decreases resulted primarily from higher interest rates during the six months ended June 30, 2022.
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
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of June 30, 2022 and December 31, 2021, were $(647) and $(522), respectively.

Loss and loss expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries (1)
June 30, 2022:
Loss and loss expense reserves	$44	$1,101	$(87)	$(38)	$1,019
Subrogation recoverable	—	45	(1,712)	—	(1,667)
Totals	$44	$1,146	$(1,799)	$(38)	$(647)

December 31, 2021:
Loss and loss expense reserves	$32	$1,749	$(155)	$(56)	$1,570
Subrogation recoverable	—	88	(2,180)	—	(2,092)
Totals	$32	$1,837	$(2,335)	$(56)	$(522)
(1)Present value of future recoveries includes R&W subrogation recoveries of $1,484 and $1,730 at June 30, 2022 and December 31, 2021, respectively.
| Ambac Financial Group, Inc. 64 2022 Second Quarter FORM 10-Q |

Legacy Financial Guarantee Insurance:
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 94% of our ever-to-date insurance claims recorded, with RMBS comprising 72%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at June 30, 2022 and December 31, 2021:

	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
		Claims and Loss Expenses	Recoveries
June 30, 2022:
Structured Finance	$2,185	$730	$(1,664)	$(8)	$(942)
Domestic Public Finance (3)	1,623	351	(131)	(19)	201
Other	1,063	31	(4)	(11)	16
Loss expenses	—	34	—	—	34
Totals	$4,871	$1,146	$(1,799)	$(38)	$(691)
December 31, 2021:
Structured Finance	$2,371	$852	$(2,018)	$(12)	$(1,178)
Domestic Public Finance	2,742	905	(312)	(31)	562
Other	1,189	35	(5)	(13)	17
Loss expenses	—	45	—	—	45
Total	$6,302	$1,837	$(2,485)	$(56)	$(554)
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $504 and $14 respectively, at June 30, 2022, and $784 and $24, respectively at December 31, 2021. Recoverable ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses on the balance sheet.
(2)    Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.
(3)    As a result of the Puerto Rico restructuring and the subsequent acceleration of the AAC insured PRIFA and CCDA bonds gross par outstanding was reduced by $593.

Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves (present value of expected net cash flows) are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2022, and, among other things, assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and
"Other Credits, including Ambac UK, Variability" in Part II, Item 7 of the Company's 2021 Annual Report on Form 10-K, and Part II, Item1A "Risk Factors" of this Quarterly Report, for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes, as well as the descriptions of "Structured Finance Variability," "Domestic Public Finance Variability," "Student Loan Variability," and "Other Variability" appearing below.
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
| Ambac Financial Group, Inc. 65 2022 Second Quarter FORM 10-Q |

pressures. We utilize a model to project losses in our RMBS exposures and changes to reserves, either upward or downward, are not unlikely if we used a different model or methodology to project losses. In the case of both first and second-lien exposures, the possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities.
We established a representation and warranty subrogation recovery as further discussed in Note 6. Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including due to risks inherent in litigation, including adverse rulings or decisions in our cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); delays in realizing such recoveries, including as a result of trial delays due to court closures related to COVID-19 or other events or circumstances (such as changes in law that affect any basis on which AAC seeks recovery); intervention by the OCI, which could impede our ability to take actions required to realize such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. For example, AAC expects the implications of the decision of the New York Court of Appeals in the case entitled U.S. Bank National Association v. DLJ Mortgage Capital, Inc. relating to Home Equity Asset Trust 2007-1, a residential mortgage-backed securities trust, to be the subject of additional arguments, decisions and appeals in certain of its RMBS litigations as well as in unrelated cases. Actions or decisions by trial or appellate courts regarding the implications of HEAT may significantly impact the manner in which AAC presents its case, AAC's ultimate recoveries, or the timing of trials or pre-trial procedures, filings or actions. Additionally, our actual R&W subrogation recoveries could be significantly lower than our estimate of $1,462, net of reinsurance, as of June 30, 2022, if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings or claims for damages, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful. Failure to realize R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition.
Student Loans:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors, including the economic impact from public health crises and/or natural or other catastrophic events. Such factors may include lower recoveries on defaulted loans or additional losses on collateral or trust assets, including as a result of any enforcement actions by the Consumer Finance Protection Bureau.
Structured Finance Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at June 30, 2022, could be approximately $20. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for structured finance credits could be approximately $1,482. A loss of this magnitude may render AAC insolvent. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example, an increase in interest rates of 0.50% could increase our estimate of expected losses by approximately $20. There can be no assurance that losses may not exceed such amounts. Due to the uncertainties related to risks associated with structured finance credits, there can be no assurance that losses may not exceed our stress case estimates.
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
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends. Additionally, our loss reserves may be under-estimated because of the local, regional or national economic impact from public health crises and/or natural or other catastrophic events.
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
| Ambac Financial Group, Inc. 66 2022 Second Quarter FORM 10-Q |

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
Following the March 15, 2022 consummation of the Eighth Amended POA, the PRIFA QM and the CCDA QM, all of Ambac’s exposures to the Commonwealth of Puerto Rico across various instrumentalities with the exception of PRHTA have now been restructured. PRHTA is subject to a plan support agreement and will be subject to the PRHTA POA that was filed on May 2, 2022, and that is expected to be confirmed in late third quarter or early fourth quarter 2022, following the PRHTA POA plan confirmation hearing scheduled for August 17-18, 2022. However, uncertainty remains as to (i) the value or perceived value of the consideration provided by or on behalf of the debtors under the Eighth Amended POA as it relates to the Interim Distribution of Clawback CVI to PRHTA creditors and to new PRHTA bonds or cash under PRHTA POA; (ii) the extent to which exposure management strategies, such as commutation and acceleration, will be executed for PRHTA; (iii) whether and when the PRHTA POA will be confirmed and whether or not it will be confirmed in substantially the same form as currently drafted; and (vii) other factors, including market conditions such as interest rate movements and credit spread changes on the new CVI instruments. Losses may exceed current reserves in a material manner due to favorable or unfavorable developments or results with respect to these factors. See Note 6. Insurance Contracts and Note 14. Commitments and Contingencies to the Consolidated Financial Statements in Part I and "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II in this Form 10-Q for further updates relating to Puerto Rico.
Material additional losses on our public finance credits caused by the aforementioned factors would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at June 30, 2022, the possible increase in loss reserves could be approximately $195 and there can be no assurance that losses may not exceed our stress case estimates.
Other Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $310 greater than the loss reserves at June 30, 2022. Additionally, our loss reserves may be under-estimated as a result of the ultimate scope, duration and magnitude of the effects of COVID-19. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt
Long-term debt consists of surplus notes issued by AAC, the Sitka AAC Note, Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, and Ambac UK debt issued in connection with the 2019 Ballantyne commutation. All long-term debt relates to the Legacy Financial Guarantee segment.
The carrying value of each of these as of June 30, 2022 and December 31, 2021 is below:

	June 30, 2022	December 31, 2021
Surplus notes	$671	$729
Sitka AAC note	1,156	1,154
Tier 2 notes	347	333
Ambac UK debt	15	15
Total Long-term Debt	$2,189	$2,230
The decrease in long-term debt from December 31, 2021, resulted from repurchases of surplus notes, partially offset by accretion on the carrying value of Sitka AAC Note, and Ambac UK debt and paid-in-kind interest on Tier 2 notes.
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
| Ambac Financial Group, Inc. 67 2022 Second Quarter FORM 10-Q |

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
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $700 and $1,283 at June 30, 2022, respectively, as compared to $757 and $1,322 at December 31, 2021, respectively.  As of June 30, 2022, statutory policyholder surplus and qualified statutory capital included $788 principal balance of surplus notes outstanding and $138 liquidation preference of preferred stock outstanding. These surplus notes (in addition to related accrued interest of $612 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims, the Sitka AAC Note and the Tier 2 Notes are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC. The driver to the net decrease in policyholder surplus was (i) the repurchase of surplus notes for $58, (ii) contingency reserve contribution of $18, and (iii) decrease in fair value with undistributed earnings (losses) of pooled funds of $14, partially offset by statutory net income of $32 for the six months ended June 30, 2022.
AAC statutory surplus and therefore AFG's ultimate ability to realize residual value and/or dividends from AAC is sensitive to multiple factors, including: (i) loss reserve development, (ii) settlements or other resolutions of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts or receive recoveries sufficient to pay or redeem obligations of AAC, including the Sitka AAC Note and Tier 2 Notes, (iii) approval by OCI of payments on surplus notes, (iv) ongoing interest costs associated with surplus notes, the Sitka AAC Note and Tier 2 Notes, including changes to interest rates as the Sitka AAC Note is a floating rate obligation, (v) deterioration in the financial position of AAC subsidiaries that have their obligations guaranteed by AAC, (vi) first time payment defaults of insured obligations, which increase statutory loss reserves, (vii) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (viii) reinsurance contract terminations at amounts that differ from net assets recorded, (ix) changes to the fair value of pooled fund and other investments carried at fair value, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed practices.
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $109 at June 30, 2022, as compared to $106 at December 31, 2021.
The significant drivers to the increase in policyholder surplus were capital contributions of $13 partially offset by the admitted asset limitation on goodwill within investment in subsidiaries, and operating expenses during the six months ended June 30, 2022.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES (£ in millions)
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £452 at June 30, 2022, as compared to £444 at December 31, 2021. At June 30, 2022, the carrying value of cash and investments was £503, an increase from £500 at December 31, 2021. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums and foreign exchange gains, partially offset by investment losses, operating expenses and tax payments.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP. Available capital resources under Solvency II were a surplus of £287 at June 30, 2022, the most recently published position, of which £282 were eligible to meet solvency capital requirements. Eligible capital resources at June 30, 2022, were in comparison to regulatory capital requirements of £228. Therefore, Ambac UK had a surplus of capital resources as compared to regulatory capital requirements of £54 at June 30, 2022.

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
| Ambac Financial Group, Inc. 68 2022 Second Quarter FORM 10-Q |

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
EBITDA. EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization of intangible assets. EBITDA is also adjusted for noncontrolling interests in subsidiaries where Ambac does not own 100%. The following table reconciles pre-tax net income (loss) to the non-GAAP measure, EBITDA on a consolidation and segment basis for all periods presented:

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Three Months Ended June 30, 2022
Pretax income (loss) (1)	$7	$(1)	$—	$1	$6
Adjustments:
Interest expense	45	—	—	—	45
Depreciation	—	—	—	—	—
Amortization of intangible assets	13	—	1	—	13
Net (gain) attributable to noncontrolling interest		—	—		—
Earnings before interest, taxes, depreciation and amortization	$65	$(1)	$1	$1	$65

Three Months Ended June 30, 2021
Pretax income (loss) (1)	$(16)	$(2)	$—	$—	$(18)
Adjustments:
Interest expense	50	—	—	—	50
Depreciation	—	—	—	—	—
Amortization of intangible assets	13	—	1	—	14
Net (gain) attributable to noncontrolling interest			—		—
Earnings before interest, taxes, depreciation and amortization	$47	$(2)	$1	$—	$46
| Ambac Financial Group, Inc. 69 2022 Second Quarter FORM 10-Q |

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Six Months Ended June 30, 2022
Pretax income (loss) (1)	$13	$(4)	$2	$(3)	$9
Adjustments:
Interest expense	89	—	—	—	89
Depreciation	1	—	—	—	1
Amortization of intangible assets	26	—	1	—	28
Net (gain) attributable to noncontrolling interest		—	(1)		(1)
Earnings before interest, taxes, depreciation and amortization	$130	$(4)	$3	$(3)	$126

Six Months Ended June 30, 2021
Pretax income (loss) (1)	$8	$(3)	$2	$(6)	$1
Adjustments:
Interest expense	100	—	—	—	100
Depreciation	1	—	—	—	1
Amortization of intangible assets	31	—	1	—	33
Net (gain) attributable to noncontrolling interest			(1)		(1)
Earnings before interest, taxes, depreciation and amortization	$140	$(3)	$3	$(6)	$134
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
The following table reconciles net income (loss) attributable to common stockholders to the non-GAAP measure, Adjusted Earnings (loss) on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
($ in millions, except share data)	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share (1)
Net income (loss) attributable to common stockholders	$5	$0.11	$(29)	$(0.63)	$7	$0.15	$(12)	$(0.54)
Adjustments:
Insurance intangible amortization	13	0.29	13	0.28	26	0.57	31	0.68
Foreign exchange (gains) losses	(5)	(0.12)	2	0.05	(7)	(0.15)	7	0.16
Adjusted earnings (loss)	$13	$0.28	$(13)	$(0.30)	$27	$0.57	$27	$0.30
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
| Ambac Financial Group, Inc. 70 2022 Second Quarter FORM 10-Q |

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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	June 30, 2022		December 31, 2021
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$784	$17.44	$1,038	$22.42
Adjustments:
Non-credit impairment fair value losses on credit derivatives	—	—	—	0.01
Insurance intangible asset	(284)	(6.32)	(320)	(6.91)
Net unearned premiums and fees in excess of expected losses	250	5.57	310	6.68
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	23	0.51	(154)	(3.32)
Adjusted book value	$773	$17.20	$874	$18.88

The decrease in Adjusted Book Value was primarily attributable to the adverse effect foreign exchange losses and higher discount rates on the PV of legacy financial guarantee installment premiums partially offset by Adjusted earnings for the six months ended June 30, 2022 (excluding earned premium previously included in Adjusted Book Value).
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of June 30, 2022, there were no material changes in the market risks that the Company is exposed to since December 31, 2021.
Item 4.     Controls and Procedures
In connection with the preparation of this second quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2021, which are
| Ambac Financial Group, Inc. 71 2022 Second Quarter FORM 10-Q |

hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K, except as noted below.
AAC's inability to realize the expected recoveries included in our financial statements could adversely impact our liquidity, financial condition and results of operations and the value of our securities, including the Sitka Senior Secured Notes and Tier 2 Notes.
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
As of June 30, 2022, we have estimated RMBS R&W subrogation recoveries of $1,462 (net of reinsurance) included in our financial statements. These estimated recoveries are based on the contractual claims brought in the aforementioned litigations and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios. The estimated recoveries we have recorded do not represent the best or the worst possible outcomes with respect to any particular transaction or group of transactions.
There can be no assurance that AAC will be successful in prosecuting its claims in the RMBS litigations. The outcome of any litigation, including the RMBS litigations, is inherently unpredictable, including because of risks intrinsic in the adversarial nature of litigation. Motions made to the court, rulings and appeals - in the cases being prosecuted by AAC or in other relevant cases - could delay or otherwise impact any recovery by AAC. Moreover, rulings that may be adverse to AAC in any of its RMBS litigations, as well as in other RMBS cases in which it is not a party, could adversely affect AAC’s ability to pursue its claims, or the amount or timing of any recovery, or negatively alter settlement dynamics with RMBS litigation defendants. For example, AAC expects the implications of the decision of the New York Court of Appeals’ decision in the case entitled U.S. Bank National Association v. DLJ Mortgage Capital, Inc. relating to Home Equity Asset Trust 2007-1, a residential mortgage-backed securities trust ("HEAT"), to be the subject of additional arguments, decisions and appeals in certain of its RMBS litigations as well as in unrelated cases. Actions or decisions by trial or appellate courts regarding the implications of HEAT may significantly impact the manner in which AAC presents its case, AAC's ultimate recoveries, or the timing of trials or pre-trial procedures, filings or actions.
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
Even if AAC were to recover the amount of estimated RMBS R&W subrogation recoveries of $1,462 (net of reinsurance) included in our financial statements and pay off or cause to be paid off the Sitka Senior Secured Notes and the Tier 2 Notes (from litigation recoveries or other sources), AAC may still be unable to deliver value to AFG, through dividends or otherwise. In such a scenario, AAC may not have sufficient capital and surplus, or may not be permitted by OCI, to pay off its surplus notes or a substantial portion of them, whether immediately following the resolution of the RMBS litigations or within a reasonable timeframe thereafter. If the surplus notes or a substantial portion of them were to remain outstanding for a significant period of time after the resolution of the RMBS litigations, AAC's obligation to pay interest on the surplus notes would continue to grow, which would diminish AAC's financial flexibility and reduce the likelihood that AAC will be able to pay dividends or otherwise bring value to AFG.
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
| Ambac Financial Group, Inc. 72 2022 Second Quarter FORM 10-Q |

or becomes subject to rehabilitation, liquidation, conservation or dissolution, or otherwise impaired by actions of OCI.
Our ability to realize the estimated RMBS R&W subrogation recoveries included in our financial statements and the timing of the recoveries, if any, is subject to significant uncertainty, including the risks described above and uncertainties inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover all such amounts, our stockholders’ equity as of June 30, 2022, would decrease from $846 to $(616).
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the second quarter of 2022. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes.
On March 30, 2022, our Board of Directors approved a share repurchase program authorizing up to $20 million in share repurchases, with an expiration date of March 31, 2024, which may be terminated at any time. From April 1, 2022, through June 30, 2022, AFG repurchased 1,605,316 shares for $14.2 million at an average purchase price of $8.86 per share. On May 5, 2022, the Board of Directors authorized an additional $15 million share repurchase bringing the total unused authorized amount to $20.8 million.

	Apr-2022	May-2022	Jun-2022	Second Quarter 2022
Total Shares Purchased	1,505,316	100,000	—	1,605,316
Average Price Paid Per Share	$8.78	$10.07	$—	$8.86
Total Number of Shares Purchased as Part of Publicly Announced Plan	1,505,316	100,000	—	1,605,316
Approximate Dollar Value of Shares That may Yet be Purchased Under the Plan (in millions)	$7	$21	$21	$21

Item 3.    Defaults Upon Senior Securities — No matters require disclosure.
Item 5.    Other Information — No matters require disclosure.
| Ambac Financial Group, Inc. 73 2022 Second Quarter FORM 10-Q |

Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
3.1	Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-A, filed on May 1, 2013).
3.2	Amended Bylaws of Ambac Financial Group, Inc. dated as of February 27, 2020 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed on March 2, 2020).
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	August 8, 2022	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)
| Ambac Financial Group, Inc. 74 2022 Second Quarter FORM 10-Q |