Form 10-Q
period 2022-09-30
AMBAC FINANCIAL GROUP INC
filed 2022-11-08
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
As of November 4, 2022, 44,971,229 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	72
	Consolidated Balance Sheets (Unaudited)	2		Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	73
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	3		Non-GAAP Financial Measures	73
	Consolidated Statements of Stockholders' Equity (Unaudited)	4	3	Quantitative and Qualitative Disclosures About Market Risk	76
	Consolidated Statements of Cash Flows (Unaudited)	5	4	Controls and Procedures	76
	Notes to Unaudited Consolidated Financial Statements	6
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	50	PART II. OTHER INFORMATION
	Executive Summary	50	1	Legal Proceedings	76
	Critical Accounting Policies and Estimates	53	1A	Risk Factors	76
	Financial Guarantees in Force	53	2	Unregistered Sales of Equity Securities and Use of Proceeds	76
	Results of Operations	58	3	Defaults Upon Senior Securities	76
	Liquidity and Capital Resources	64	5	Other Information	77
	Balance Sheet	67	6	Exhibits	76
	Variable Interest Entities	72	SIGNATURES		77
	Accounting Standards	72

| Ambac Financial Group, Inc. i 2022 Third Quarter FORM 10-Q |

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac Financial Group’s (“AFG”) and its subsidiaries’ (collectively, “Ambac” or the “Company”) actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of AFG’s common stock and volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation (“AAC”) and its subsidiaries or from the specialty property and casualty program insurance business, the insurance distribution business, or related businesses; (3) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings or financial results; (4) potential for rehabilitation proceedings or other regulatory intervention against AAC; (5) credit risk throughout Ambac’s business, including but not limited to credit risk related to insured residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including risks associated with Chapter 9 and other restructuring proceedings), issuers of securities in our investment portfolios, and exposures to reinsurers; (6) our inability to effectively reduce insured financial guarantee exposures or achieve recoveries or investment objectives; (7) our inability to generate the significant amount of cash needed to service our debt and financial obligations, and our inability to refinance our indebtedness; (8) Ambac’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (9) Ambac may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (10) the impact of catastrophic public health, environmental or natural events, including events like the COVID-19 pandemic, or global or regional conflicts, on significant portions of our insured portfolio; (11) the inability of AAC to realize the expected recoveries, including RMBS litigation recoveries, included in its financial statements, or changes in estimated RMBS litigation recoveries over time; (12) failure to recover claims paid on Puerto Rico exposures or realization of losses in amounts higher than expected; (13) credit risks related to large single risks, risk concentrations and correlated risks; (14) risks associated with adverse selection as Ambac’s financial guarantee insurance portfolio runs off; (15) the risk that Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (16) restrictive covenants in agreements and instruments that impair Ambac’s ability to pursue or achieve its business strategies; (17) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce financial guarantee risks in its insured portfolio; (18) disagreements or disputes with Ambac's insurance regulators; (19) loss of control rights in transactions for which we provide financial guarantee insurance; (20) adverse tax consequences or other costs resulting from the characterization of the AAC’s surplus notes or other obligations as equity; (21) risks attendant to the change in composition of securities in the Ambac’s investment portfolio; (22) adverse impacts from changes in prevailing interest rates; (23) events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisition of 80% of the membership interests of Xchange Benefits, LLC; (24) risks associated with the expected discontinuance of the London Inter-Bank Offered Rate; (25) factors that may negatively influence the amount of installment premiums paid to Ambac; (26) risks relating to determinations of amounts of impairments taken on investments; (27) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith; (28) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (29) system security risks, data protection breaches and cyber attacks; (30) regulatory oversight of Ambac Assurance UK Limited (“Ambac UK”) and applicable regulatory restrictions may adversely affect our ability to realize value from Ambac UK or the amount of value we ultimately realize; (31) failures in services or products provided by third parties; (32) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (33) fluctuations in foreign currency exchange rates; (34) failure to realize our business expansion plans or failure of such plans to create value; (35) greater competition for our specialty property & casualty program insurance business; (36) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (37) disintermediation within the insurance industry or greater competition that negatively impacts our managing general agency/underwriting business; (38) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; and (39) other risks and uncertainties that have not been identified at this time.
| Ambac Financial Group, Inc. 1 2022 Third Quarter FORM 10-Q |

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions, except share data) (September 30, 2022 (Unaudited))	2022	2021
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $1,467 and $1,605)	$1,384	$1,730
Fixed maturity securities pledged as collateral, at fair value (amortized cost of $15 and $15)	15	15
Fixed maturity securities - trading, at fair value	105	—
Short-term investments, at fair value (amortized cost of $523 and $415)	523	414
Short-term investments pledged as collateral, at fair value (amortized cost of $55 and $105)	55	105
Other investments (includes $547 and $683 at fair value)	559	690
Total investments (net of allowance for credit losses of $0 and $0)	2,640	2,955
Cash and cash equivalents	29	17
Restricted cash	6	5
Premium receivables (net of allowance for credit losses of $6 and $9)	268	323
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	80	55
Deferred ceded premium	99	90
Subrogation recoverable	1,949	2,092
Derivative assets	28	76
Intangible assets	318	362
Goodwill	46	46
Other assets	85	68
Variable interest entity assets:
Fixed maturity securities, at fair value	2,119	3,455
Restricted cash	2	2
Loans, at fair value	1,682	2,718
Derivative assets	60	38
Other assets	1	2
Total assets	$9,412	$12,303
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$359	$395
Loss and loss expense reserves	1,009	1,570
Ceded premiums payable	33	33
Long-term debt	2,201	2,230
Accrued interest payable	576	576
Derivative liabilities	40	95
Other liabilities	244	133
Variable interest entity liabilities:
Long-term debt (includes $2,603 and $4,056 at fair value)	2,752	4,216
Derivative liabilities	1,110	1,940
Total liabilities	8,324	11,187
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	18	18
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,658,990 and 46,477,068	—	—
Additional paid-in capital	270	257
Accumulated other comprehensive income (loss)	(315)	58
Retained earnings	1,068	726
Treasury stock, shares at cost: 1,694,971 and 172,929	(15)	(3)
Total Ambac Financial Group, Inc. stockholders’ equity	1,009	1,038
Nonredeemable noncontrolling interest	62	60
Total stockholders’ equity	1,071	1,098
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$9,412	$12,303
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 2 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share data)	2022	2021	2022	2021
Revenues:
Net premiums earned	$11	$11	$39	36
Net investment income (loss)	11	21	(6)	112
Net investment gains (losses), including impairments	14	3	31	4
Net gains (losses) on derivative contracts	37	5	124	19
Net realized gains (losses) on extinguishment of debt	—	—	57	33
Commission income	7	7	22	20
Other income (expense)	1	1	5	—
Income (loss) on variable interest entities	(1)	3	14	5
Total revenues	80	51	286	229
Expenses:
Losses and loss expenses (benefit)	(353)	(55)	(341)	(73)
Intangible amortization	6	11	34	44
Operating expenses	37	32	104	94
Interest expense	49	44	138	144
Total expenses	(262)	32	(66)	208
Pretax income	342	19	352	21
Provision for income taxes	2	2	4	15
Net income	340	17	348	6
Less: net (gain) loss attributable to noncontrolling interest	—	—	(1)	(1)
Net income attributable to common stockholders	$340	$17	$347	$5
Other comprehensive income (loss), after tax
Net income	$340	$17	$348	$6
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(3), $—, $(8) and $(2)	(59)	(4)	(236)	(2)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $—, $— and $—	(58)	(19)	(136)	(11)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $—, $—, $— and $—	(1)	—	—	(1)
Changes to postretirement benefit, net of income tax provision (benefit) of $—, $—, $— and $—	—	—	(1)	(1)
Total other comprehensive income (loss), net of income tax	(118)	(23)	(372)	(15)
Total comprehensive income (loss), net of income tax	222	(6)	(24)	(9)
Less: comprehensive (gain) loss attributable to the noncontrolling interest	—	—	(1)	(1)
Total comprehensive income (loss) attributable to common stockholders	$222	$(6)	$(25)	$(10)
Net income (loss) per share attributable to common stockholders:
Basic	$7.50	$0.35	$7.56	$(0.19)
Diluted	$7.41	$0.35	$7.48	$(0.19)
Weighted average number of common shares outstanding:
Basic	45,307,019	46,615,552	45,847,306	46,503,196
Diluted	45,846,405	47,044,132	46,356,094	46,503,196
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 3 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended September 30, 2022 and 2021

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at June 30, 2022	$846	$728	$(196)	$—	$—	$267	$(16)	$62
Total comprehensive income (loss)	222	340	(118)	—	—	—	—	—
Stock-based compensation	4	—	—	—	—	4	—	—
Cost of shares (acquired) issued under equity plan	—	(1)	—	—	—	—	—	—
Balance at September 30, 2022	$1,071	$1,068	$(315)	$—	$—	$270	$(15)	$62

Balance at June 30, 2021	$1,123	$732	$87	$—	$—	$249	$(5)	$60
Total comprehensive income (loss)	(6)	17	(23)	—	—	—	—	—
Stock-based compensation	4	—	—	—	—	4	—	—
Cost of shares (acquired) issued under equity plan	—	(2)	—	—	—	—	2	—
Balance at September 30, 2021	$1,121	$746	$64	$—	$—	$253	$(3)	$60

Nine months ended September 30, 2022 and 2021

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2022	$1,098	$726	$58	$—	$—	$257	$(3)	$60
Total comprehensive income (loss)	(25)	347	(372)	—	—	—	—	—
Stock-based compensation	13	—	—	—	—	13	—	—
Cost of shares repurchased	(14)						(14)
Sale of NCI in subsidiary	2					—		2
Cost of shares (acquired) issued under equity plan	(4)	(5)	—	—	—		2	—
Balance at September 30, 2022	$1,071	$1,068	$(315)	$—	$—	$270	$(15)	$62

Balance at January 1, 2021	$1,140	$759	$79	$—	$—	$242	$(1)	$60
Total comprehensive income (loss)	(10)	5	(15)	—	—	—	—	—
Stock-based compensation	10	—	—	—	—	10	—	—
Cost of shares (acquired) issued under equity plan	(6)	(4)	—	—	—	—	(2)	—
Changes to redeemable NCI	(14)	(14)	—	—	—	—	—	—
Balance at September 30, 2021	$1,121	$746	$64	$—	$—	$253	$(3)	$60
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 4 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Cash flows from operating activities:
Net income attributable to common stockholders	$347	$5
Redeemable noncontrolling interest	(1)	(1)
Net income	348	6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1	1
Amortization of bond premium and discount	(8)	(9)
Share-based compensation	13	10
Unearned premiums, net	(47)	(75)
Losses and loss expenses, net	(328)	(148)
Ceded premiums payable	—	7
Premium receivables	57	44
Accrued interest payable	72	75
Amortization of intangible assets	34	44
Net investment gains (losses), including impairments	(31)	(4)
(Gain) loss on extinguishment of debt	(57)	(33)
Variable interest entity activities	(14)	(5)
Derivative assets and liabilities	(62)	(23)
Other, net	83	(26)
Net cash provided by (used in) operating activities	59	(136)
Cash flows from investing activities:
Proceeds from sales of bonds	454	126
Proceeds from matured bonds	83	658
Purchases of bonds	(273)	(286)
Proceeds from sales of other invested assets	142	75
Purchases of other invested assets	(99)	(97)
Change in short-term investments	(58)	125
Change in cash collateral receivable	60	11
Proceeds from paydowns of consolidated VIE assets	126	134
Other, net	—	—
Net cash provided by investing activities	435	745
Cash flows from financing activities:
Proceeds from issuance of Sitka AAC Note	—	1,163
Proceeds from issuance of Surplus Notes	—	7
Paydowns of LSNI Ambac Note	—	(1,641)
Payments for purchases of common stock	(14)	—
Payments for extinguishment of surplus notes	(58)	—
Payments for debt issuance costs	—	(12)
Tax payments related to shares withheld for share-based compensation plans	(4)	(6)
Distributions to noncontrolling interest holders	1	(1)
Payments of consolidated VIE liabilities	(404)	(133)
Net cash used in financing activities	(479)	(623)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(1)	—
Net cash flow	14	(14)
Cash, cash equivalents, and restricted cash at beginning of period	23	35
Cash, cash equivalents, and restricted cash at end of period	$38	$22
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 5 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	7	Note 8. Intangible Assets	36
Note 2. Basis of Presentation and Significant Accounting Policies	9	Note 9. Variable Interest Entities	36
Note 3. Segment Information	11	Note 10. Revenues From Contracts with Customers	39
Note 4. Investments	13	Note 11. Comprehensive Income	40
Note 5. Fair Value Measurements	19	Note 12. Net Income Per Share	41
Note 6. Insurance Contracts	26	Note 13. Income Taxes	42
Note 7. Derivative Instruments	34	Note 14. Commitments and Contingencies	42

| Ambac Financial Group, Inc. 6 2022 Third Quarter FORM 10-Q |

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
•Specialty Property & Casualty Insurance — Ambac's hybrid fronting Specialty Property & Casualty Insurance business. Currently includes five admitted carriers and an excess and surplus lines (“E&S” or “nonadmitted”) insurer, Everspan Indemnity Insurance Company (collectively, “Everspan”). Three of the five admitted carrier were acquired in 2022. Everspan carriers have an AM Best rating of 'A-' (Excellent).
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business, which could include Managing General Agents and Underwriters (collectively "MGAs"), insurance wholesalers, and other distribution businesses, currently includes Xchange Benefits, LLC (“Xchange”) a P&C MGA specializing in accident and health products. Refer to Note 3. Business Combination in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for further information relating to this acquisition. As discussed further below, the insurance distribution segment has been expanded to include two acquisitions that occurred in the fourth quarter of 2022.
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
The execution of Ambac’s strategy to increase the value of its investment in AAC is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC; as well as the Stipulation and Order among the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”), AFG and AAC that became effective on February 12, 2018, as amended (the “Stipulation and Order”); and the indenture for the Tier 2 Notes, each of which requires OCI and, under certain circumstances, holders of the debt instruments benefiting from such restrictions, to approve certain actions taken by or in respect of AAC. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG.
Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of AAC’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. AAC's ability to commute policies or purchase certain investments may also be limited by available liquidity.
| Ambac Financial Group, Inc. 7 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Settlement of RMBS Litigation and Partial Redemption of Secured Notes:
Settlement of RMBS Litigation:
In October 2022, AAC entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Bank of America Corporation and certain affiliates thereof (together, the “BOA Parties”) whereby the BOA Parties agreed to pay AAC the sum of $1,840 (the “Settlement Payment”) following the dismissal of AAC’s lawsuits against the BOA Parties, and the withdrawal by AAC of its objections, including any pending appeals, concerning the settlements that are the subject of certain trust instructional proceedings. The Settlement Payment received in October 2022 will significantly reduce Subrogation recoverable on the Consolidated Balance Sheet. In exchange for the Settlement Payment, AAC, on its own behalf and on behalf of its affiliates, has agreed to release the BOA Parties and related parties (the “Released Parties”) from claims asserted or which could have been asserted in AAC’s pending litigations against the BOA Parties as well as claims that AAC and its affiliates ever had, may currently have or may have in the future against the Released Parties, subject to certain limited exceptions. The Settlement Agreement also requires AAC to dismiss other pending claims against the Released Parties, and to generally refrain from, and in certain situations hold the Released Parties harmless with respect to, certain actions taken by AAC with respect to residential mortgage-backed securities trusts created prior to the date of the Settlement Agreement involving the Released Parties.
Ambac records loss reserves (as defined in Note 6. Insurance Contracts) on the balance sheet on a policy-by-policy basis based upon the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows consider the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considers future recoveries related to breaches of contractual representations and warranties by RMBS transaction sponsors, remediation strategies, excess spread and other contractual or subrogation-related cash flows. Ambac does not estimate recoveries for litigations where its sole claim is for fraudulent inducement, since any remedies under such claims would be non-contractual.
The Settlement Payment included recoveries from litigations for alleged breaches of contractual obligations and fraud by the BOA Parties. Management allocated the Settlement Payment to each of the litigations based on previously developed valuations of each individual litigation. Ambac adjusted the carrying value of loss reserves at September 30, 2022, to reflect the allocated portion of the Settlement Payment relating to contractual breaches. The portion of the Settlement Payment allocated to fraud litigation recoveries will be recorded as a litigation recovery in the Statement of Comprehensive Income (Loss) when all contingencies are resolved. These contingencies were settled in the fourth quarter of 2022.
Partial Redemption of Secured Notes:
AAC redeemed the majority of its secured debt, in accordance with the terms of such debt, utilizing a portion of the Settlement Payment as follows:
•On October 29, 2022, AAC wholly redeemed the Sitka AAC Note, for $1,218 (a price equal to 103% of the principal amount plus accrued and unpaid interest) and Sitka wholly redeemed the Sitka Senior Secured Notes for the same amount.
•AAC applied Net Proceeds (as defined below) of approximately $213 to redeem Tier 2 Notes plus accrued and unpaid interest as of the date of redemption. The Tier 2 Notes are secured by proceeds from RMBS litigations net of reinsurance (“Net Proceeds”) in excess of $1,600 and are subject to mandatory redemption from Net Proceeds in excess of $1,600.
•Following these redemptions, the principal outstanding on AAC's long-term debt will consist of $143 of Tier 2 Notes and $721 current par of surplus notes.
See Note 12. Long-Term Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for a description of Sitka, the Sitka AAC Note, the Sitka Senior Secured Notes and the Tier 2 Notes.
Ambac will record realized losses on the extinguishment of debt in the Consolidated Statements of Total Comprehensive Income (Loss) upon redemption of the secured notes during the fourth quarter of 2022. The loss will equal to the difference between the respective carrying values of the secured notes and the redemption amounts paid.
AAC also invested a portion of its assets in the Sitka Senior Secured Notes, reported as Fixed maturity securities - available-for-sale on the Consolidated Balance Sheet and will record a realized investment gain in the Consolidated Statements of Total Comprehensive Income (Loss) at redemption date in the fourth quarter of 2022.
Impact to the Consolidated Statement of Comprehensive Income (Loss):
The total gain recognized in net income attributable to common stockholders related to entering into the Settlement Agreement and redeeming the Sitka AAC Note will be recorded as follows:

Three Months Ended	September 30, 2022	December 31, 2022
Losses and loss benefit	$319	$—
Litigation recoveries	—	126
Net realized gains (losses) on extinguishment of debt	—	(53)
Net investment gains (losses), including impairments	—	5
Impact to net income attributable to common stockholders	$319	$78
| Ambac Financial Group, Inc. 8 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Insurance Distribution Acquisition:
On November 7, 2022, Ambac acquired 85% of the membership interests in All Trans Risk Solutions, LLC and 80% of the common stock of Capacity Marine Corporation. All Trans Risk Solutions, LLC is a full service managing general underwriter (MGU) specializing in commercial automobile insurance for specific "for-hire" auto classes. Capacity Marine Corporation is a wholesale retail brokerage and reinsurance intermediary specializing in marine and international risk.
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
Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2022, may not be indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021, consolidated balance sheet was derived from audited financial statements.
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
Foreign Currency:
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $14 and $(6) for the nine months ended September 30, 2022 and 2021, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies (primarily the U.S. dollar and the Euro) other than its functional currency (the British Pound Sterling).
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
| Ambac Financial Group, Inc. 9 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Following is a rollforward of redeemable noncontrolling interest.

Nine Months Ended September 30,	2022	2021
Beginning balance	$18	$7
Net income attributable to redeemable noncontrolling interest (ASC 810)	—	(1)
Adjustment to redemption value (ASC 480)	—	14
Ending balance	$18	$20

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30,
	2022	2021
Cash paid during the period for:
Income taxes	$6	$12
Interest on long-term debt	51	65
Non-cash investing and financing activities:
Decrease in long-term debt as a result of surplus notes exchanges	$—	$71
Exchange of investments in Puerto Rico bonds for new securities issued in the restructuring transactions	185	—

	September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$29	$14
Restricted cash	6	6
Variable Interest Entity restricted cash	2	2
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$38	$22

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
| Ambac Financial Group, Inc. 10 2022 Third Quarter FORM 10-Q |

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
The following tables summarize the components of the Company’s total revenues and expenses, pretax income (loss) and total assets by reportable business segment. Information provided below for “Corporate and Other” primarily relates to the operations of AFG, which will include investment income on its investment portfolio and costs to maintain the operations of AFG, including public company reporting, capital management and business development costs for the acquisition and development of new business initiatives.
| Ambac Financial Group, Inc. 11 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated (2)
Three Months Ended September 30, 2022
Revenues:
Net premiums earned	$7	$4			$11
Net investment income	9	—		$1	11
Net gains on derivative contracts	37			—	37
Commission income			$7		7
Other (1)	13	1	—	—	14
Total revenues (2)	67	6	7	1	80
Expenses:
Loss and loss expenses (benefit)	(356)	3			(353)
Operating expenses (3)	20	4	1	6	32
Depreciation expense (3)	—	—	—	—	—
Intangible amortization	5		1		6
Sub-producer commissions (3)			4		4
Interest expense	49				49
Total expenses (2)	(282)	7	6	6	(262)
Pretax income (loss)	$349	$(1)	$1	$(6)	$342

Total assets (2)	$8,902	$259	$94	$157	$9,412

Nine Months Ended September 30, 2022
Revenues:
Net premiums earned	$31	$8			$39
Net investment income (loss)	(9)	1		$2	(6)
Net gains on derivative contracts	123			1	124
Net realized gains on extinguishment of debt	57				57
Commission income			$22		22
Other (1)	48	2	—	—	50
Total revenues (2)	250	11	22	2	286
Expenses:
Loss and loss expenses (benefit)	(347)	5			(341)
Operating expenses (3)	64	11	4	11	90
Depreciation expense (3)	1	—	—	—	1
Intangible amortization	32		2		34
Sub-producer commissions (3)			13		13
Interest expense	138				138
Total expenses (2)	(112)	16	19	11	(66)
Pretax income (loss)	$362	$(5)	$3	$(8)	$352
| Ambac Financial Group, Inc. 12 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated (2)
Three Months Ended September 30, 2021
Revenues:
Net premiums earned	$11	$—			$11
Net investment income	21	—		$—	21
Net gains (losses) on derivative contracts	5				5
Net realized gains on extinguishment of debt	—				—
Commission income			$7		7
Other (1)	7	—	—	—	7
Total revenues (2)	44	—	7	—	51
Expenses:
Loss and loss expenses (benefit)	(55)	—			(55)
Operating expenses (3)	18	2	1	6	28
Depreciation expense (3)	—	—	—	—	—
Intangible amortization	10		1		11
Sub-producer commissions (3)			4		4
Interest expense	44				44
Total expenses	17	2	6	6	32
Pretax income (loss) (2)	$27	$(2)	$1	$(6)	$19

Total assets (2)	$11,837	$113	$96	$183	$12,228

Nine Months Ended September 30, 2021
Revenues:
Net premiums earned	$36	$—			$36
Net investment income	111	1		$—	112
Net gains on derivative contracts	19				19
Net realized gains on extinguishment of debt	33				33
Commission income			$20		20
Other revenues (1)	5	—	—	4	9
Total revenues (2)	204	1	20	4	229
Expenses:
Loss and loss expenses (benefit)	(73)	—			(73)
Operating expenses (3)	56	5	4	17	82
Depreciation expense (3)	1	—	—	—	1
Intangible amortization	42		2		44
Sub-producer commissions (3)			11		11
Interest expense	144				144
Total expenses	169	5	17	17	208
Pretax income (loss) (2)	$35	$(4)	$3	$(12)	$21
(1)Other revenues include the following line items on the Consolidated Statements of Total Comprehensive Income: Net investment gains (losses), including impairments, income (loss) on variable interest entities and other income (expense).
(2)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately. Total assets noted in the Corporate and Other Column is net of AFG's investment in surplus notes issued by the Legacy Financial Guarantee Segment with fair values of $69 and $103 at September 30, 2022 and 2021.
(3)The Consolidated Statements of Comprehensive Income presents the sum of these items as Operating Expenses.
| Ambac Financial Group, Inc. 13 2022 Third Quarter FORM 10-Q |

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

Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2022 and December 31, 2021, were as follows:

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022:
Fixed maturity securities:
Municipal obligations	$55	$—	$3	$2	$56
Corporate obligations	724	—	2	69	658
Foreign obligations	80	—	—	11	69
U.S. government obligations	64	—	1	3	63
Residential mortgage-backed securities	174	—	23	17	180
Collateralized debt obligations	141	—	—	6	135
Other asset-backed securities (1)	229	—	4	8	224
	1,467	—	33	116	1,384
Short-term	523	—	—	—	523
	1,990	—	33	116	1,907
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	55	—	—	—	55
	70	—	—	—	69
Total available-for-sale investments	$2,060	$—	$33	$116	$1,977

December 31, 2021:
Fixed maturity securities:
Municipal obligations	$315	$—	$28	$3	$340
Corporate obligations	612	—	10	9	613
Foreign obligations	89	—	—	2	87
U.S. government obligations	45	—	1	1	45
Residential mortgage-backed securities	182	—	70	—	252
Collateralized debt obligations	128	—	—	—	128
Other asset-backed securities (1)	234	—	32	—	265
	1,605	—	141	16	1,730
Short-term	415	—	—	—	414
	2,020	—	141	16	2,145
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	105	—	—	—	105
	120	—	—	—	120
Total available-for-sale investments	$2,140	$—	$141	$16	$2,265
| Ambac Financial Group, Inc. 14 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
(1)Consists primarily of Ambac's holdings of military housing and student loan securities.
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2022, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$622	$622
Due after one year through five years	537	506
Due after five years through ten years	309	268
Due after ten years	48	41
	1,516	1,437
Residential mortgage-backed securities	174	180
Collateralized debt obligations	141	135
Other asset-backed securities	229	224
Total	$2,060	$1,977
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at September 30, 2022 and December 31, 2021, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2022:
Fixed maturity securities:
Municipal obligations	$15	$1	$5	$1	$20	$2
Corporate obligations	445	35	169	34	614	69
Foreign obligations	29	4	38	7	67	11
U.S. government obligations	35	2	11	1	47	3
Residential mortgage-backed securities	116	17	—	—	116	17
Collateralized debt obligations	121	5	12	1	133	6
Other asset-backed securities	201	8	—	—	201	8
	962	72	236	43	1,198	116
Short-term	77	—	8	—	85	—
	1,039	72	244	43	1,283	116
Fixed income securities, pledged as collateral:
Short-term	15	—	—	—	15	—
Total collateralized investments	15	—	—	—	15	—
Total temporarily impaired securities	$1,054	$72	$244	$43	$1,298	$116
| Ambac Financial Group, Inc. 15 2022 Third Quarter FORM 10-Q |

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

Management has determined that the securities in the above table do not have credit impairment as of September 30, 2022 and December 31, 2021, based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of September 30, 2022, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of September 30, 2022 included in the above table resulted from the impact of increasing interest rates and market spreads. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of September 30, 2022 resulted from an increase in interest rates and, to a lesser extent, market spreads since the securities were purchased. Unrealized losses of $65 related to investment grade securities with a fair value of $510 at September 30, 2022. Securities that have below investment grade credit ratings or are unrated comprise $4 of the gross unrealized loss and $104 of the fair value of corporate obligations with unrealized losses. The largest of these positions is Ambac's investment in Sitka Senior Secured Notes which were redeemed in full effective October 29, 2022. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of September 30, 2022 is probable.
Residential mortgage-backed securities and Other asset-backed securities
As of September 30, 2022, all of the $17 unrealized loss on residential mortgage-backed securities and the $8 unrealized loss on other asset backed securities related to Ambac-insured securities or resecuritization instruments collateralized with Ambac-insured securities, most of which have below investment grade credit ratings or are unrated. The unrealized losses on these obligations resulted from adverse market conditions for such assets. As noted above, expected cash flows used in evaluating credit impairment of Ambac-insured securities contemplate full and timely payment of all principal and interest payments on Ambac-insured securities. This assumption is included in the projection of model based cash flows used in evaluating credit impairments on beneficial interests in securitized financial assets, including the residential mortgage backed and student loan asset backed securities included in this group.
| Ambac Financial Group, Inc. 16 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturity securities	$16	$16	$45	$63
Short-term investments	3	—	4	—
Investment expense	(2)	(1)	(4)	(4)
Securities available-for-sale and short-term	17	15	44	59
Fixed maturity securities - trading	(1)	—	(22)	—
Other investments	(5)	6	(28)	53
Total net investment income (loss)	$11	$21	$(6)	$112
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities, including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments:
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross realized gains on securities	$6	$1	$29	$9
Gross realized losses on securities	(1)	—	(17)	(2)
Foreign exchange gains (losses)	9	3	20	(3)
Credit impairments	—	—	—	—
Intent / requirement to sell impairments	—	—	—	—
Net investment gains (losses), including impairments	$14	$3	$31	$4
Ambac had an allowance for credit losses of $— and $— at September 30, 2022 and 2021, respectively.
Ambac did not purchase any financial assets with credit deterioration for the three and nine months ended September 30, 2022 and 2021.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $69 and $120 at September 30, 2022 and December 31, 2021, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed maturity securities pledged as collateral, at fair value” and "Short-term investments pledged as collateral, at fair value." Refer to Note 7. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $22 and $17 at September 30, 2022 and December 31, 2021, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 and $1 at September 30, 2022 and December 31, 2021, were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $550 and $669 at September 30, 2022 and December 31, 2021, respectively, were held by Ambac UK, the capital stock of which was pledged as collateral for the Sitka AAC Note. The Sitka AAC Note was fully redeemed as of October 29, 2022, and therefore the pledge of Ambac UK's capital stock was subsequently released. Refer to Note 12. Long-term Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information about the Sitka AAC Note.
Guaranteed Securities:
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at September 30, 2022 and December 31, 2021, respectively:
| Ambac Financial Group, Inc. 17 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Municipal Obligations	Corporate Obligations (2)	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
September 30, 2022:
Ambac Assurance Corporation	$42	$87	$338	$468	B
Assured Guaranty Municipal Corporation	1	—	—	1	A
Total	$43	$87	$338	$468	B

December 31, 2021:
Ambac Assurance Corporation	$316	$—	$439	$754	B
National Public Finance Guarantee Corporation	2	—	—	2	BBB-
Assured Guaranty Municipal Corporation	1	—	—	1	A-
Total	$318	$—	$439	$757	B
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
(2)Represents Ambac's holdings of Sitka Senior Secured Notes.

Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $60 to private credit and private equity funds at September 30, 2022.

	Fair Value
Class of Funds	September 30, 2022	December 31, 2021	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$186	$216	quarterly or semi-annually	90 days
Private credit (2)	81	88	quarterly if permitted	180 days if permitted
High yields and leveraged loans (3)	69	78	daily	0 - 30 days
Equity market investments (4) (11)	67	98	daily or quarterly	0 - 90 days
Investment grade floating rate income (5)	58	107	weekly	0 days
Private equity (6)	43	37	quarterly if permitted	90 days if permitted
Real estate properties (7)	34	33	quarterly	10 business days
Convertible bonds (8)(11)	7	—	daily	0 days
Insurance-linked investments (9)	1	2	see footnote (5)	see footnote (5)
Emerging markets debt (10) (11)	—	24	daily	0 days
Total equity investments in pooled funds	$547	$683

(1)This class seeks to generate superior risk-adjusted returns through selective asset sourcing, active trading and hedging strategies across a range of asset types.
(2)This class aims to obtain high long-term returns primarily through credit and preferred equity investments with low liquidity and defined term.
(3)This class of funds includes investments in a range of instruments including high-yield bonds, leveraged loans, CLOs, ABS and floating rate notes to generate income and capital appreciation.
(4)This class of funds aim to achieve long term growth through diversified exposure to global equity-markets.
(5)This class of funds includes investments in high quality floating rate debt securities including ABS and corporate floating rate notes.
(6)This class seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments.
(7)Investments consist of UK property to generate income and capital growth.
(8)This class seeks to generate total returns from portfolios focused primarily on convertible securities.
(9)This class seeks to generate returns from insurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments. This investment is restricted in connection with the unwind of certain insurance linked exposures. Ambac has redeemed its investment to the extent permitted by the fund.
(10)This class seeks long-term income and growth through investments in the bonds of issuers in emerging markets.
(11)These categories include fair value amounts totaling $64 and $106 at September 30, 2022 and December 31, 2021, respectively, that are readily determinable and are priced through pricing vendors, including for Equity market investments $57 and $82; Convertible
| Ambac Financial Group, Inc. 18 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
bonds investments $7 and —; and for Emerging markets debt $0 and $24.
Other investments also includes preferred equity investments with a carrying value of $12 and $8 as of September 30, 2022 and December 31, 2021, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments or adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the periods presented.
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) recognized during the period on trading and equity securities	$(7)	$—	$(49)	$16
Less: net gains (losses) recognized during the reporting period on trading and equity securities sold during the period	(1)	—	(27)	2
Unrealized gains (losses) recognized during the reporting period on trading and equity securities still held at the reporting date	$(6)	$(1)	$(22)	$14
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
Fair Value Hierarchy:
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy has three broad levels as follows:

●	Level 1	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury and other foreign government obligations traded in highly liquid and transparent markets, certain highly liquid pooled fund investments, exchange traded futures contracts and money market funds.

●	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed maturity securities representing municipal, asset-backed and corporate obligations, certain interest rate swap contracts and most long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

●	Level 3	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts, certain warrants, certain uncollateralized interest rate swap contracts, certain equity investments and certain investments in fixed maturity securities. Additionally, Level 3 assets and liabilities generally include loan receivables, and certain long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.
The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The Investments — Equity Securities Topic of the ASC permits the measurement of certain equity securities without a readily determinable fair value at cost, less impairment, and adjusted to fair value when observable price changes in identical or similar investments from the same issuer occur (the "measurement alternative"). The fair values of investments measured under this measurement alternative are not included in the below disclosures of fair value of financial instruments. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2022 and December 31, 2021, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 19 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
September 30, 2022:			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$160	$160	$—	$160	$—
Corporate obligations	658	658	—	646	12
Foreign obligations	69	69	69	—	—
U.S. government obligations	63	63	63	—	—
Residential mortgage-backed securities	180	180	—	180	—
Collateralized debt obligations	135	135	—	135	—
Other asset-backed securities	224	224	—	158	66
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	15	15	—	—
Short-term	55	55	55	—	—
Short term investments	523	523	521	2	—
Other investments (1)	559	547	64	—	—
Cash, cash equivalents and restricted cash	35	35	35	—	—
Derivative assets:
Interest rate swaps—asset position	27	27	—	2	25
Warrants	1	1	—	—	1
Other assets-Loans	22	22	—	—	22
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	2,026	2,026	—	—	2,026
Fixed maturity securities: Municipal obligations, available-for-sale	92	92	—	92	—
Restricted cash	2	2	2	—	—
Loans	1,682	1,682	—	—	1,682
Derivative assets: Currency swaps-asset position	60	60	—	60	—
Total financial assets	$6,589	$6,577	$824	$1,435	$3,834
Financial liabilities:
Long term debt, including accrued interest	$2,777	$2,183	$—	$2,171	$13
Derivative liabilities:
Interest rate swaps—liability position	40	40	—	40	—
Liabilities for net financial guarantees written (2)	(1,271)	(899)	—	—	(899)
Variable interest entity liabilities:
Long-term debt (includes $2,603 at fair value)	2,752	2,787	—	2,634	153
Derivative liabilities: Interest rate swaps—liability position	1,110	1,110	—	1,110	—
Total financial liabilities	$5,407	$5,221	$—	$5,954	$(734)
| Ambac Financial Group, Inc. 20 2022 Third Quarter FORM 10-Q |

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
(1)Excluded from the fair value measurement categories in the table above are investment funds of $483 and $577 as of September 30, 2022 and December 31, 2021, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value measurements in the table above are equity securities with a carrying value of $12 and $8 as of September 30, 2022 and December 31, 2021, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
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
| Ambac Financial Group, Inc. 21 2022 Third Quarter FORM 10-Q |

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
Fixed Maturity Securities:
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2022, approximately 5%, 91% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2021, approximately 6%, 90% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $66 and $79 at September 30, 2022 and December 31, 2021, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at September 30, 2022 and December 31, 2021 include the following:

September 30, 2022:
a. Coupon rate:	5.98%
b. Average Life:	13.63 years
c. Yield:	12.75%

December 31, 2021:
a. Coupon rate:	5.97%
b. Average Life:	14.14 years
c. Yield:	10.20%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $12 and $12 at September 30, 2022 and December 31, 2021, respectively. Fair value was calculated by discounting cash flows to average maturity of 2 years and yield of 15.1% at September 30, 2022 and average maturity of 2.75 years and yield of 11.6% at December 31, 2021. Yields used are consistent with the security type and rating.
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
| Ambac Financial Group, Inc. 22 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads, and yield curves. The valuation of certain derivative contracts may require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact was not significant to the fair value of derivatives at September 30, 2022 or December 31, 2021.
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
As of September 30, 2022 Ambac holds warrants to purchase preferred stock of a development stage company. These warrants have a fair value of $1 as of September 30, 2022, determined using a standard warrant valuation model with internally developed input assumptions.
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
The fair value of FG VIE fixed maturity securities and loan assets are generally based on Level 2 market price quotes received from independent market sources when available. When FG VIE asset fair values are not readily available from market quotes, values are estimated internally. Internal valuations of FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 7.3% and 3.0% at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the range of these discount rates was between 6.2% and 9.0%.
| Ambac Financial Group, Inc. 23 2022 Third Quarter FORM 10-Q |

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
	Investments	Other Assets	Derivatives	Investments	Loans	Total
Three Months Ended September 30, 2022:
Balance, beginning of period	$81	$—	$38	$2,533	$2,144	$4,795
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	(11)	(312)	(231)	(553)
Included in other comprehensive income	(4)	—	—	(194)	(162)	(360)
Purchases	1	—	—	—	—	1
Settlements	—	—	(1)	—	(69)	(71)
Balance, end of period	$78	$—	$26	$2,026	$1,682	$3,812
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$(11)	$(312)	$(231)	$(553)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(4)	$—	$—	$(194)	$(162)	$(360)

Three Months Ended September 30, 2021:
Balance, beginning of period	$80	$—	$74	$3,175	$2,943	$6,273
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	—	85	(10)	76
Included in other comprehensive income	(2)	—	—	(77)	(67)	(146)
Purchases	13	—	—	—	—	13
Settlements	—	—	(2)	—	(81)	(83)
Balance, end of period	$91	$—	$72	$3,184	$2,784	$6,132
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$85	$(10)	$75
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(2)	$—	$—	$(77)	$(67)	$(146)
| Ambac Financial Group, Inc. 24 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets
	Investments	Other Assets	Derivatives	Investments	Loans	Total
Nine Months Ended September 30, 2022:
Balance, beginning of period	$91	$—	$70	$3,320	$2,718	$6,199
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	(39)	(770)	(409)	(1,217)
Included in other comprehensive income	(13)	—	—	(505)	(413)	(932)
Purchases	1	—	—	—	—	1
Settlements	(1)	—	(5)	(18)	(214)	(239)
Balance, end of period	$78	$—	$26	$2,026	$1,682	$3,812
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$—	$(40)	$(770)	$(409)	$(1,218)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(13)	$—	$—	$(505)	$(413)	$(932)

Nine Months Ended September 30, 2021:
Balance, beginning of period	$78	$1	$84	$3,215	$2,998	$6,376
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	(6)	35	65	94
Included in other comprehensive income	1	—	—	(46)	(38)	(83)
Purchases	13	—	—	—	—	13
Settlements	(1)	(1)	(6)	(19)	(241)	(269)
Balance, end of period	$91	$—	$72	$3,184	$2,784	$6,132
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$—	$(6)	$35	$65	$94
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$—	$—	$(46)	$(38)	(83)

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
| Ambac Financial Group, Inc. 25 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Three Months Ended September 30, 2022:
Total gains (losses) included in earnings for the period	$—	$(11)	$(543)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(11)	(543)	—

Three Months Ended September 30, 2021:
Total gains (losses) included in earnings for the period	$—	$—	$76	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	—	76	—

Nine Months Ended September 30, 2022:
Total gains or losses included in earnings for the period	$1	$(39)	$(1,179)	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	(40)	(1,179)	—

Nine Months Ended September 30, 2021:
Total gains or losses included in earnings for the period	1	(6)	100	—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	(6)	100	—
6.     INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended September 30,
	2022		2021
	Written	Earned	Written	Earned
Direct	$16	$30	$(1)	$15
Assumed	—	—	—	—
Ceded	$17	$19	14	4
Net premiums	—	11	$(15)	$11

	Nine Months Ended September 30,
	2022		2021
	Written	Earned	Written	Earned
Direct	$83	$83	$(6)	$46
Assumed	—	—	—	—
Ceded	$63	$43	29	10
Net premiums	21	39	$(36)	$36
The following table summarizes net premiums earned by location of risk:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$7	$7	$27	$21
United Kingdom	3	3	10	10
Other international	1	1	2	5
Total	$11	$11	$39	$36
Premium Receivables, including credit impairments:
Premium receivables at September 30, 2022 and December 31, 2021 were $268 and $323, respectively.
•Legacy financial guarantee premium receivables are discounted using an appropriate risk-free rate corresponding to the weighted average life of each policy and currency to discount the future premiums contractually due or expected to be collected. The weighted average risk-free rate at September 30, 2022 and December 31, 2021, was 2.9% and 2.2%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2022 and December 31, 2021, was 8.1 years and 8.0 years, respectively.
•Specialty property and casualty premium receivables are not discounted and are typically paid upfront. Any receivables for such amounts are generally collected in the following period. Non-payment of premium by the policyholder may lead to policy cancellation.
| Ambac Financial Group, Inc. 26 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard adopted January 1, 2020, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2021. The key indicator management uses to assess the credit quality of the legacy financial guarantee premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group. Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of September 30, 2022 and December 31, 2021:

Surveillance Categories as of September 30, 2022
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$143	$3	$5	$—	$—	$151
Other	2	—	—	—	—	2
Total Public Finance	145	3	5	—	—	152

Structured Finance:
Mortgage-backed and home equity	—	—	—	—	11	12
Student loan	1	1	—	7	—	9
Other	4	—	—	—	—	4
Total Structured Finance	5	1	—	8	11	24

International:
Sovereign/sub-sovereign	53	6	—	9	—	68
Investor-owned and public utilities	16	—	—	—	—	16
Other	3	—	—	—	—	3
Total International	72	6	—	9	—	88
Total (1) (2)	$222	$10	$5	$16	$11	$264

Surveillance Categories as of December 31, 2021
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$149	$3	$5	$—	$—	$157
Other	2	—	—	—	—	2
Total Public Finance	151	3	5	—	—	159

Structured Finance:
Mortgage-backed and home equity	1	—	1	2	12	16
Student loan	1	1	—	9	—	12
Structured insurance	10	—	—	—	—	10
Other	7	—	—	—	—	7
Total Structured Finance	19	1	1	12	12	45

International:
Sovereign/sub-sovereign	74	8	—	11	—	93
Investor-owned and public utilities	28	—	—	—	—	28
Other	5	—	—	—	—	5
Total International	107	8	—	11	—	125
Total (1) (2)	$277	$12	$6	$22	$12	$329
(1)    Excludes specialty property and casualty premium receivables of $9 and $2 at September 30, 2022 and December 31, 2021, respectively.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
| Ambac Financial Group, Inc. 27 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Below is a rollforward of the premium receivable allowance for credit losses as of September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$6	$11	$9	$17
Current period provision (benefit)	(1)	(1)	(3)	(6)
Write-offs of the allowance	—	—	—	(1)
Recoveries of previously written-off amounts	—	—	—	—
Ending balance (1)	$6	$10	$6	$10
(1)At September 30, 2022 and 2021, $— and $— of premiums were past due.
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
Below is the gross premium receivable roll-forward (direct contracts), net of the allowance for credit losses, for the affected periods:

Nine Months Ended September 30,	2022	2021
Beginning premium receivable	$320	$370
Premium receipts	(30)	(28)
Adjustments for changes in expected and contractual cash flows for contracts (1)	(21)	(25)
Accretion of premium receivable discount for contracts	6	6
Changes to allowance for credit losses	3	7
Other adjustments (including foreign exchange) (2)	(20)	(4)
Ending premium receivable (3)	$259	$325
(1)Adjustments for changes in expected and contractual cash flows are primarily due to higher discount rates offset by reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.
(2)Includes foreign exchange losses of $19 and $3 for 2022 and 2021, respectively.
(3)Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At September 30, 2022 and 2021, premium receivables include British Pounds of $73 (£66) and $108 (£80), respectively, and Euros of $14 (€14) and $16 (€14), respectively.
The following table summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at September 30, 2022:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
December 31, 2022	$6	$6
Twelve months ended:
December 31, 2023	27	21
December 31, 2024	26	20
December 31, 2025	25	20
December 31, 2026	24	19
Five years ended:
December 31, 2031	102	80
December 31, 2036	67	50
December 31, 2041	31	20
December 31, 2046	15	9
December 31, 2051	5	3
December 31, 2056	—	—
Total	$328	$248
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
| Ambac Financial Group, Inc. 28 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the insured portfolio. Below are the components of the loss and loss expense reserves and the subrogation recoverable asset at September 30, 2022 and December 31, 2021:

		Legacy Financial Guarantee
	Specialty Property and Casualty	Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
September 30, 2022:
Loss and loss expense reserves	$75	$1,174	$(205)	$(34)	$1,009
Subrogation recoverable	—	37	(1,986)	—	(1,949)
Totals	$75	$1,211	$(2,192)	$(34)	$(940)

December 31, 2021:
Loss and loss expense reserves	$32	$1,749	$(155)	$(56)	$1,570
Subrogation recoverable	—	88	(2,180)	—	(2,092)
Totals	$32	$1,837	$(2,335)	$(56)	$(522)

Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Nine Months Ended September 30,	2022	2021
Beginning gross loss and loss expense reserves	$(522)	$(397)
Reinsurance recoverable	55	33
Beginning balance of net loss and loss expense reserves	(578)	(430)
Losses and loss expenses (benefit):
Current year	6	—
Prior years	(347)	(73)
Total (1) (2)	(341)	(73)
Loss and loss expenses paid (recovered):
Current year	(1)	—
Prior years	(195)	74
Total	(195)	74
Foreign exchange effect	(3)	—
Ending net loss and loss expense reserves	(727)	(577)
Impact of VIE consolidation	(292)	—
Reinsurance recoverable (3)	79	29
Ending gross loss and loss expense reserves	$(940)	$(549)
(1)Total losses and loss expenses (benefit) includes $(30) and $2 for the nine months ended September 30, 2022 and 2021, respectively, related to ceded reinsurance.
(2)Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W's) by transaction sponsors within losses and loss expenses (benefit) for the Legacy Financial Guarantee segment. The losses and loss expense incurred associated with changes in estimated R&W's for the nine months ended September 30, 2022 and 2021, was $80 and $19, respectively. Refer to Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements in this Form 10-Q for details of the Settlement Agreement with Bank of America Corporation and certain affiliates in October 2022.
(3)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $1 and $1 as of September 30, 2022 and 2021, respectively, related to previously presented loss and loss expenses and subrogation.
For 2022, the positive development in prior years was primarily attributable to the Puerto Rico restructuring and favorable RMBS development due to the positive impact of discount rates and the impact of the Settlement Agreement with Bank of America Corporation and certain affiliates thereof described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements in this Form 10-Q; both in the legacy financial guarantee segment.
For 2021, the positive development in prior years was primarily due to the RMBS portfolio and favorable development in Public Finance credits, largely Puerto Rico.
| Ambac Financial Group, Inc. 29 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Legacy Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at September 30, 2022 and December 31, 2021, excluding consolidated VIEs. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at September 30, 2022 and December 31, 2021,was 3.8% and 1.2%, respectively.

Surveillance Categories as of September 30, 2022
	I	IA	II	III	IV	V	Total
Number of policies	27	8	8	13	119	5	180
Remaining weighted-average contract period (in years) (1)	7	19	14	14	12	7	13
Gross insured contractual payments outstanding:
Principal	$1,046	$215	$459	$974	$2,084	$34	$4,813
Interest	417	203	296	159	751	21	1,847
Total	$1,464	$419	$755	$1,134	$2,834	$55	$6,660
Gross undiscounted claim liability	$4	$4	$45	$444	$1,142	$55	$1,694
Discount, gross claim liability	(1)	(1)	(7)	(161)	(342)	(10)	(521)
Gross claim liability before all subrogation and before reinsurance	3	3	37	283	800	45	1,173
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,814)	—	(1,814)
Discount, RMBS subrogation	—	—	—	—	3	—	3
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,811)	—	(1,811)
Less:
Gross other subrogation (3)	—	(4)	—	(32)	(388)	(12)	(436)
Discount, other subrogation	—	—	—	5	46	4	56
Discounted other subrogation, before reinsurance	—	(4)	—	(26)	(342)	(8)	(380)
Gross claim liability, net of all subrogation and discounts, before reinsurance	3	—	37	257	(1,353)	37	(1,019)
Less: Unearned premium revenue	(2)	(3)	(5)	(8)	(16)	(1)	(34)
Plus: Loss expense reserves	1	—	—	3	34	—	38
Gross loss and loss expense reserves	$3	$(3)	$33	$252	$(1,336)	$36	$(1,015)
Reinsurance recoverable reported on Balance Sheet (4)	$1	$—	$9	$21	$(21)	$—	$10
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
(4)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $10 related to future loss and loss expenses and $— related to presented loss and loss expenses and subrogation.
| Ambac Financial Group, Inc. 30 2022 Third Quarter FORM 10-Q |

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
| Ambac Financial Group, Inc. 31 2022 Third Quarter FORM 10-Q |

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
Puerto Rico Highways and Transportation Authority Bonds
AAC's remaining unrestructured PROMESA Puerto Rico exposure, PRHTA, is subject to the PRHTA Plan of Adjustment ("PRHTA POA"), which was confirmed on October 12, 2022, by Judge Laura Taylor Swain, U.S. District Judge for the District of Puerto Rico. The PRHTA POA is expected to become effective later in 2022.
Creditor recoveries under the PRHTA POA are based upon the PRHTA/CCDA PSA. AAC signed a joinder to the PRHTA/CCDA PSA on July 15, 2021. The PRHTA/CCDA PSA, originally executed on May 5, 2021, provides for certain consideration for holders of bonds issued by certain Commonwealth instrumentalities, PRHTA, and CCDA on account of their claims against the Commonwealth arising from such bonds ("Clawback" claims). Under the PRHTA/CCDA PSA, PRHTA creditors shared $389 of cash proceeds that was paid on July 8, 2022, once the PRHTA distribution condition was met pursuant to the Eighth Amended POA (the “Interim Distribution”). In addition, PRHTA creditors received an approximately 69% share, subject to a lifetime nominal cap of $3,698, of the Clawback Creditors' portion of the outperformance of the Commonwealth's sales and use tax ("SUT") relative to the certified 2020 Commonwealth Fiscal Plan's projections (the "Clawback CVI"). The Clawback CVI instrument was also distributed as part of the Interim Distribution on July 8, 2022. The PRHTA Clawback CVI is subject to a PRHTA-specific waterfall: holders of PRHTA ’68 bonds will receive the first dollars of Clawback CVI, followed by holders of PRHTA ’98 bonds. The value of the Clawback CVI is highly uncertain, given the contingent, outperformance-driven structure of the instrument. Changes in our assumed values of the Clawback CVI or in the actual performance of the Clawback CVI could cause an adverse change in our reserves, which could be material. As a result, a significant decrease in our assumed values of the Clawback CVI could have an adverse impact on our results of operations and financial condition. PRHTA bondholders will also receive new PRHTA bonds or cash with a face amount of $1,245. Of the $1,245 in new bonds or cash, approximately $646.4 will be allocated to holders of PRHTA '68 bonds and approximately $598.6 will be allocated to holders of PRHTA '98 bonds. The new PRHTA bonds or cash will be distributed to creditors upon the effective date of the PRHTA POA. AAC and other PRHTA creditors will receive restriction fees and consummation costs payable at the effective date of the PRHTA POA.
Interim Distribution
On July 8, 2022, following satisfaction of the PRHTA distribution condition, AAC received its share of the Interim
Distribution of cash and Clawback CVI related to the Ambac-insured PRHTA ’68 and ’98 bonds in satisfaction of the Clawback claims against the Commonwealth. The Interim Distribution to AAC totaled approximately $19 of cash and $295 maximum notional value of Clawback CVI, which has been recorded as cash and fixed maturity securities - trading (at fair value), respectively on the Consolidated Balance Sheet. On the PRHTA POA effective date, a portion of the cash and Clawback CVI, or the proceeds thereof, will either be: (i) distributed to PRHTA ’98 commuting bondholders together with the new PRHTA bonds (or cash plan consideration) in connection with the PRHTA POA and a commutation payment from AAC in full satisfaction of in full and final discharge of Ambac’s obligations under the Ambac insurance policies or (ii) deposited into a trust, as described below, together with the new PRHTA bonds or cash plan consideration in connection with the PRHTA POA. Ambac has recorded an Other Liability in the Consolidated Balance Sheet of $122 relating to the Interim Distribution received that will need to be distributed.
Bondholder Elections
AAC-insured PRHTA 98 bondholders were each permitted to choose between two different treatment options for the satisfaction of their claims. The first option allowed the bondholders to elect commutation of their insurance policies (the “Ambac Insurance Policies”). Under this option, bondholders will receive: (i) their respective shares of the aforementioned Interim Distribution of cash and Clawback CVI from Ambac and the new PRHTA bonds or cash related to the PRHTA POA, and (ii) a cash commutation payment from AAC equivalent to 48% of their outstanding insured bond balance. Ambac’s obligations to the bondholders under the Ambac Insurance Policies who elected this option will be deemed fully satisfied. Approximately 21% of PRHTA 98 bondholders, by par outstanding, elected treatment under this first option. Under the second option, the bondholders’ respective shares of consideration, or the proceeds thereof, related to the Interim Distribution from Ambac and the new PRHTA bonds or cash to be distributed under the PRHTA POA, will be deposited into a trust. Those bondholders are expected to receive scheduled payments from this trust, unless Ambac elects, in its sole discretion, to pay all or a portion of the outstanding par amounts of the Ambac-insured bonds in such trust. Approximately 79% of PRHTA 98 bondholders, by par outstanding, elected treatment under this second option. In addition, on the PRHTA plan effective date, all AAC-insured PRHTA 68 bonds will be accelerated, satisfying Ambac’s obligations under the applicable Ambac Insurance Policies.
Puerto Rico Considerations
The Eighth Amended POA and the qualifying modifications for PRIFA and CCDA became effective on March 15, 2022, and on that date and since, AAC-insured Puerto Rico exposures have been significantly reduced via commutation and acceleration. However, uncertainty remains as to our remaining exposures as to (i) the value of the consideration provided by or on behalf of the debtors under the Eight Amended POA, as it related to the PRHTA Interim Distribution, and under the PRHTA POA; (ii) the extent to which exposure management strategies, such as commutation and acceleration, will be executed for PRHTA; and (iii) other factors, including market conditions such as interest
| Ambac Financial Group, Inc. 32 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
rate movements. Ambac’s loss reserves may prove to be understated or overstated, possibly materially, due to favorable or unfavorable developments or results with respect to these factors.
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
Ambac has considered these developments and other factors in evaluating its Puerto Rico loss reserves. While management believes its reserves are adequate to cover losses in its Public Finance insured portfolio, there can be no assurance that Ambac may not incur additional losses in the future, given the circumstances described herein. Such additional losses may have a material adverse effect on Ambac’s results of operations and financial condition and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC. For public finance credits, including Puerto Rico, as well as other issuers, for which Ambac has an estimate of expected loss at September 30, 2022, the possible increase in loss reserves under stress or other adverse conditions and circumstances was estimated to be approximately $145. This possible increase in loss reserves under stress or other adverse conditions is significant and if we were to experience such incremental losses, our stockholders’ equity as of September 30, 2022, would decrease from $1,071 to $926. However, there can be no assurance that losses may not exceed such amount.
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
Ambac has recorded RMBS R&W subrogation recoveries of $1,811 ($1,785 net of reinsurance) and $1,730 ($1,704 net of reinsurance) at September 30, 2022 and December 31, 2021, respectively. The change in recorded RMBS R&W recoveries since December 31, 2021, is primarily attributable to the impact of the Settlement Agreement with Bank of America Corporation and certain affiliates thereof described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements in this Form 10-Q.
Our ability to realize R&W subrogation recoveries, other than those from the Settlement Agreement with Bank of America Corporation and related entities which were received in October 2022, is subject to significant uncertainty, including risks inherent in litigation, such as adverse rulings or decisions in our remaining cases or in litigations to which AAC is not a party that set precedents or resolve questions of law that impact our own claims; collectability of such amounts from counterparties (and/or their respective parents and affiliates); timing of receipt of any such recoveries; and uncertainty inherent in the assumptions used in estimating such recoveries. Failure to realize the remaining R&W subrogation recoveries for any reason or the realization of R&W subrogation recoveries materially below the amount recorded on Ambac's consolidated balance sheet would have a material adverse effect on our results of operations and financial condition. If we were unable to realize the remaining R&W subrogation recoveries recorded on Ambac's consolidated balance sheet, our stockholders’ equity as of September 30, 2022, would decrease from $1,071 to $973. Additionally, failure to realize the remaining R&W subrogation recoveries, or the realization of recoveries significantly below those recorded on the balance sheet, may result in adverse consequences such as impairing the ability of AAC to honor all of its financial obligations; AAC not being able to deliver value to Ambac, through dividends or otherwise; and a significant drop in the value of securities issued or insured by Ambac or AAC.
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
Ambac has uncollateralized credit exposure of $55 and $31 and has recorded an allowance for credit losses of less than a million at September 30, 2022 and December 31, 2021. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $47 and $30 at September 30, 2022 and December 31, 2021, respectively. Legacy liabilities are also supported by an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively.
| Ambac Financial Group, Inc. 33 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
7.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
September 30, 2022:
Derivative Assets:
Interest rate swaps	$27	$—	$27	$—	$27
Warrants	1	—	1	—	1
Futures contracts	1	—	1	—	1
Total non-VIE derivative assets	$29	$—	$28	$—	$28
Derivative Liabilities:
Interest rate swaps	40	—	40	40	—
Total non-VIE derivative liabilities	$40	$—	$40	$40	$—
Variable Interest Entities Derivative Assets:
Interest rate swaps	$1	$1	$—	$—	$—
Currency swaps	$60	$—	$60	$—	$60
Total VIE derivative assets	$61	$1	$60	$—	$60
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,111	$1	$1,110	$—	$1,110
Total VIE derivative liabilities	$1,111	$1	$1,110	$—	$1,110

December 31, 2021:
Derivative Assets:
Interest rate swaps	$76	$—	$76	$—	$76
Total non-VIE derivative assets	$76	$—	$76	$—	$76
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	94	—	94	93	1
Total non-VIE derivative liabilities	$95	$—	$95	$93	$2
Variable Interest Entities Derivative Assets:
Currency swaps	$38	$—	$38	$—	$38
Total VIE derivative assets	$38	$—	$38	$—	$38
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,940	$—	$1,940	$—	$1,940
Total VIE derivative liabilities	$1,940	$—	$1,940	$—	$1,940
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $8 and $13 as of September 30, 2022 and December 31, 2021, respectively. There were no amounts held representing an obligation to return cash collateral as of September 30, 2022 and December 31, 2021.
| Ambac Financial Group, Inc. 34 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on derivative contracts	16	4	63	14
Warrants	Net gains (losses) on derivative contracts	—	—	1	—
Futures contracts	Net gains (losses) on derivative contracts	22	1	59	5
Total Non-VIE derivatives		$37	$5	124	19
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$17	$5	37	3
Interest rate swaps	Income (loss) on variable interest entities	250	(88)	519	(50)
Total Variable Interest Entities		267	(82)	556	(47)
Total derivative contracts		$304	$(77)	$680	$(29)

Interest Rate Derivatives:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps, US Treasury futures contracts and other derivatives, to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Legacy Financial Guarantee Insurance segment, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of September 30, 2022 and December 31, 2021, the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	September 30, 2022	December 31, 2021
Interest rate swaps—pay-fixed/receive-variable	$1,042	$1,275
US Treasury futures contracts—short	460	470
Interest rate swaps—receive-fixed/pay-variable	176	185
Other Derivatives:
The principal notional outstanding for credit derivative contracts was $0 and $201 as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 Ambac holds warrants to purchase preferred stock of a development stage company.
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of September 30, 2022 and December 31, 2021, were as follows:

	Notional
Type of VIE Derivative	September 30, 2022	December 31, 2021
Interest rate swaps—receive-fixed/pay-variable	$1,008	$1,221
Interest rate swaps—pay-fixed/receive-variable	837	1,069
Currency swaps	211	272
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
As of September 30, 2022 and December 31, 2021, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $40 and $93, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $56 and $109, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on September 30, 2022, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which
| Ambac Financial Group, Inc. 35 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
may result in amounts that differ from market values as reported in Ambac’s financial statements.
8.    INTANGIBLE ASSETS
Intangible assets and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	September 30, 2022	December 31, 2021
Finite-lived Intangible Assets:
Insurance intangible:
Gross carrying value	$1,233	$1,278
Accumulated amortization	961	958
Net insurance intangible asset	272	320
Other intangibles:
Gross carrying value	$36	36
Accumulated amortization	5	3
Net other intangible assets	31	33
Total finite-lived intangible assets	303	353
Indefinite-lived Intangible Assets:
Insurance licenses	14	9
Total intangible assets	$318	362
Amortization Expense:
Amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Insurance amortization expense	$5	$10	$32	$42
Other amortization expense	1	1	2	2
Total	$6	$11	$34	$44
The estimated future amortization expense for finite-lived intangible assets is as follows:

Amortization expense	Insurance Intangible Asset (1)	Other Intangible Assets (1)	Total
2022 (Three months)	$7	$1	$8
2023	28	3	30
2024	25	3	28
2025	23	3	26
2026	21	2	24
Thereafter	167	20	187
(1)The weighted-average insurance intangible amortization and other intangible amortization periods are 7.3 years and 5.8 years, respectively.
9.    VARIABLE INTEREST ENTITIES
Ambac, with its subsidiaries, has engaged in transactions with variable interest entities ("VIEs,") in various capacities.
•AAC and Ambac UK provide financial guarantees for various debt obligations issued by special purpose entities, including VIEs (FG VIEs);
•Ambac sponsors special purpose entities that issued notes to investors for various purposes; and
•AAC and Ambac UK invest in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and their ownership interest is generally insignificant to the VIE and/or they do not have rights that direct the activities that are most significant to such VIE.
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
| Ambac Financial Group, Inc. 36 2022 Third Quarter FORM 10-Q |

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
•The election to use the fair value option is made on an instrument-by-instrument basis. Generally, Ambac has elected the fair value option for consolidated FG VIE financial assets and financial liabilities, except in cases where AAC or Ambac UK was involved in the design of the VIE and was granted control rights at its inception.
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
FG VIEs which are consolidated may include recourse and non-recourse liabilities. FG VIEs' liabilities that are insured by the AAC or Ambac UK are with recourse, because AAC or Ambac UK guarantees the payment of principal and interest in the event the issuer defaults. FG VIEs' liabilities that are not insured by AAC or Ambac UK are without recourse, because AAC or Ambac UK has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. AAC or Ambac UK's economic exposure to consolidated FG VIEs is limited to the financial guarantees issued for recourse liabilities and any additional variable interests held by them. Additionally, AAC or Ambac UK’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between AAC or Ambac UK and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated FG VIEs are attributable to AAC or Ambac UK's interests through financial guarantee premium and loss payments with the VIE.
| Ambac Financial Group, Inc. 37 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to FG VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

	September 30, 2022			December 31, 2021
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$2,026	$—	$2,026	$3,320	$—	$3,320
Municipal obligations, available-for-sale (1)	—	92	92	—	136	136
Total FG VIE fixed maturity securities, at fair value	2,026	92	2,119	3,320	136	3,455
Restricted cash	1	1	2	1	1	2
Loans, at fair value (2)	1,682	—	1,682	2,718	—	2,718
Derivative assets	60	—	60	38	—	38
Other assets	—	1	1	—	2	2
Total FG VIE assets	$3,769	$95	$3,864	$6,077	$139	$6,216
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$2,603	$—	$2,603	$4,056	$—	$4,056
Long-term debt, at par less unamortized discount	—	149	149	—	160	160
Total long-term debt	2,603	149	2,752	4,056	160	4,216
Derivative liabilities	1,110	—	1,110	1,940	—	1,940
Total FG VIE liabilities	$3,713	$149	$3,862	$5,996	$160	$6,156
Number of FG VIEs consolidated	5	3	8	5	1	6
(1)Available-for-sale FG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $98 and $106 at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, there were no aggregate gross gains and $(6) aggregated gross losses. At December 31, 2021, there were aggregate gross unrealized gains of $29 . All such securities had contractual maturities due after ten years as of September 30, 2022.
(2)The unpaid principal balances of loan assets carried at fair value were $1,878 as of September 30, 2022 and $2,363 as of December 31, 2021.
(3)The unpaid principal balances of long-term debt carried at fair value were $2,884 as of September 30, 2022 and $3,579 as of December 31, 2021.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net change in fair value of VIE assets and liabilities reported under the fair value option	$(3)	$2	$(2)	$2
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	1	—	(1)	1
Net change in fair value of VIE assets and liabilities reported in earnings under the fair value option	(2)	2	(3)	3
Investment income (loss)	1	1	(4)	5
Net realized investment gains (losses) on available-for-sale securities	1	1	2	2
Interest expense on long-term debt carried at par less unamortized cost	(1)	(1)	(8)	(4)
Gain (loss) from consolidating VIEs	—	—	28	—
Income (loss) on variable interest entities	$(1)	$3	$14	$5
As further discussed in Note 6. Insurance Contracts, on March 17, 2022, in connection with the Puerto Rico restructuring, two new trusts were established. Ambac was required to consolidate these trusts which resulted in a combined gain of $28. Including these new trusts, Ambac consolidated two and zero additional FG VIEs for the nine months ended September 30, 2022 and 2021, respectively. Ambac did not deconsolidate any FG VIEs for the nine months ended September 30, 2022 and 2021.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of September 30, 2022 and December 31, 2021:
| Ambac Financial Group, Inc. 38 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
September 30, 2022:
Global structured finance:
Mortgage-backed—residential	$2,593	$1,908	$379	$—
Other consumer asset-backed	685	6	226	—
Other	410	2	3	1
Total global structured finance	3,688	1,916	607	1
Global public finance	18,496	214	222	—
Total	$22,184	$2,130	$829	$1

December 31, 2021:
Global structured finance:
Mortgage-backed—residential	$3,265	$1,929	$521	$—
Other consumer asset-backed	788	17	234	—
Other	826	3	10	5
Total global structured finance	4,879	1,949	765	5
Global public finance	20,233	246	257	—
Total	$25,112	$2,195	$1,023	$5
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
Ambac Sponsored Non-consolidated VIEs:
On July 6, 2021, Sitka Holdings, LLC ("Sitka"), Ambac's newly formed non-consolidated VIE, issued the Sitka Senior Secured Notes. Ambac's debt obligation to Sitka had a carrying value of $1,157 and $1,154 at September 30, 2022 and December 31, 2021, respectively and is reported within Long-term debt on the Consolidated Balance Sheets. Ambac reports its investments in Sitka Senior Secured Notes within Fixed Maturity Securities in the Consolidated Balance Sheets. The carrying value of Sitka Senior Secured Notes held by Ambac was $87 and $0 as of September 30, 2022 and December 31, 2021, respectively. The Sitka Senior Secured Notes were fully redeemed effective as of October 29, 2022. See Note 1. Background and Business Description in this Form 10-Q for further information.
For a full description of Ambac sponsored non-consolidated VIEs, see Note 9. Variable Interest Entities in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
10.    REVENUES FROM CONTRACTS WITH CUSTOMERS
The following table presents the Insurance Distribution business operations revenues recognized in accordance with the Revenue from Contracts with Customers Topic of the ASC disaggregated by policy type for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employer Stop Loss	$2	$2	$7	$6
Affinity Products	5	4	14	13
Other	—	—	1	—
Total	$7	$7	$22	$20
During the nine months ended September 30, 2022 and 2021, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $5 and $8, respectively.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:
| Ambac Financial Group, Inc. 39 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	September 30, 2022	December 31, 2021
Commissions receivable	$3	$2
Contract assets	4	4
Contract liabilities	1	1
Contract assets represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy. The Company does not have the right to bill or collect payment on i) base commissions until the insurer has collected the related premiums from policyholders nor ii) profit-sharing commissions until after the contract year is completed. Changes in contract assets during the nine months ended September 30, 2022, is primarily due to growth in the business, reclassifications to receivables (unconditional right) and collections.
Contract liabilities represent advance consideration received from customers related to employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of $1.
11.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Three Months Ended September 30, 2022:
Beginning Balance	$(23)	$4	$(177)	$—	$(196)
Other comprehensive income (loss) before reclassifications	(53)	—	(58)	—	(111)
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	—	(1)	(7)
Net current period other comprehensive income (loss)	(59)	—	(58)	(1)	(118)
Balance at September 30, 2022	$(82)	$4	$(235)	$(1)	$(315)

Three Months Ended September 30, 2021:
Beginning Balance	$168	$5	$(84)	$(1)	$87
Other comprehensive income (loss) before reclassifications	(1)	—	(19)	—	(20)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	—	—	(3)
Net current period other comprehensive income (loss)	(4)	—	(19)	—	(23)
Balance at September 30, 2021	$164	$5	$(103)	$(1)	$64

Nine Months Ended September 30, 2022
Beginning Balance	$154	$4	$(100)	$(1)	$58
Other comprehensive income before reclassifications	(224)	—	(136)	—	(360)
Amounts reclassified from accumulated other comprehensive income	(12)	—	—	—	(12)
Net current period other comprehensive income	(236)	(1)	(136)	—	(372)
Balance at September 30, 2022	$(82)	$4	$(235)	$(1)	$(315)

Nine Months Ended September 30, 2021
Beginning Balance	$166	$5	$(92)	$—	$79
Other comprehensive income before reclassifications	2	—	(11)	—	(9)
Amounts reclassified from accumulated other comprehensive income	(4)	(1)	—	(1)	(6)
Net current period other comprehensive income	(2)	(1)	(11)	(1)	(15)
Balance at September 30, 2021	$164	$5	$(103)	$(1)	$64
(1)All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate reductions to Accumulated Other Comprehensive Income.
(2)Represents the changes in fair value attributable to instrument-specific credit risk of liabilities for which the fair value option is elected.
| Ambac Financial Group, Inc. 40 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(8)	$(3)	$(17)	$(4)	Net realized investment gains (losses)
	2	1	5	—	Provision for income taxes
	$(6)	$(3)	$(12)	$(4)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	$—	$(1)	Other income
Actuarial (losses)	—	—	—	—	Other income
	—	—	—	(1)	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$—	$—	$(1)	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$(1)	$—	$—	$(1)	Credit risk changes of fair value option liabilities
	—	—	—	—	Provision for income taxes
	$(1)	$—	$—	$(1)	Net of tax and noncontrolling interest
Total reclassifications for the period	$(7)	$(3)	$(12)	$(6)	Net of tax and noncontrolling interest
12.    NET INCOME PER SHARE
As of September 30, 2022, 44,964,019 shares of AFG's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,617 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares outstanding decreased by 1,340,120 during the nine months ended September 30, 2022, primarily due to share repurchases partially offset by settlements of employee restricted and performance stock units.
Share Repurchases
On March 29, 2022, AFG's Board of Directors approved a share repurchase program authorizing up to $20 in share repurchases, with an expiration date of March 31, 2024, which may be terminated at any time. As of September 30, 2022, AFG repurchased 1,605,316 shares for $14.2 with an average purchase price of $8.86 per share. On May 5, 2022, the Board of Directors authorized an additional $15 in share repurchase bringing the total unused authorized amount to $20.8.
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
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$340	$17	$347	5
Adjustment to redemption value (ASC 480)	—	—	—	(14)
Numerator of basic and diluted EPS	$340	$17	$347	(9)
Per Share:
Basic	$7.50	$0.35	$7.56	$(0.19)
Diluted	$7.41	$0.35	$7.48	$(0.19)
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
| Ambac Financial Group, Inc. 41 2022 Third Quarter FORM 10-Q |

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
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding denominator	45,307,019	46,615,552	45,847,306	46,503,196
Effect of potential dilutive shares :
Warrants	—	—	—	—
Restricted stock units	179,293	72,061	105,114	—
Performance stock units (1)	360,093	356,519	403,674	—
Diluted weighted average shares outstanding denominator	45,846,405	47,044,132	46,356,094	46,503,196
Anti-dilutive shares excluded from the above reconciliation:
Warrants	4,877,617	4,877,617	4,877,617	4,877,665
Restricted stock units	157,991	244,694	214,941	466,094
Performance stock units (1)	—	—	—	582,254
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S.	$329	$8	$338	$(2)
Foreign	14	11	13	23
Total	$342	$19	$352	$21
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current taxes
U. S. federal	$—	$—	$—	$—
U.S. state and local	—	—	—	1
Foreign	4	2	6	7
Total Current taxes	4	2	6	9
Deferred taxes
Foreign	(2)	—	(2)	6
Total Deferred taxes	(2)	—	(2)	6
Provision for income taxes	$2	$2	$4	$15
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
| Ambac Financial Group, Inc. 42 2022 Third Quarter FORM 10-Q |

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
Financial Oversight and Management Board for Puerto Rico, et al. v. Autonomy Master Fund Limited, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00291, filed May 2, 2019). On May 2, 2019, the Financial Oversight and Management Board for Puerto Rico (the "Oversight Board"), together with the Official Committee of Unsecured Creditors for the Commonwealth (the "Committee") filed an adversary proceeding against certain parties that filed proofs of claim on account of general obligation bonds issued by the Commonwealth of Puerto Rico, including AAC. The complaint seeks declarations that the general obligation bonds are unsecured obligations and, in the alternative, seeks to avoid any security interests that holders of such bonds may have. On June 13, 2019, the District Court stayed the case; the case remained stayed until early 2020. On March 10, 2020, the District Court again ordered that this case remain stayed while the Oversight Board attempted to confirm the a plan of adjustment for the Commonwealth (as amended, the “Commonwealth Plan”). On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including a number of teachers’ unions (the “Teachers’ Unions”), a number of credit unions (the “Credit Unions”), Suiza Dairy Corporation (“Suiza”), the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 9, 2022, the Court dismissed this adversary proceeding, subject to a request for reinstatement if and when the First Circuit’s dispositions of the appeals concerning the confirmation order are final. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals of the confirmation order remain pending.
Financial Oversight and Management Board for Puerto Rico, et al. v. Ambac Assurance Corporation, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00363, filed May 20, 2019). On May 20, 2019, the Oversight Board, together with the Committee, as Plaintiffs, filed an adversary proceeding against certain parties that filed proofs of claim on account of bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA"), including AAC. The complaint seeks declarations that the PRHTA bonds are only secured by revenues on deposit with the PRHTA Fiscal Agent and that PRHTA bondholders have no security interest in any other property of PRHTA or the Commonwealth, and in the alternative, to the extent such other security interests exist, the complaint seeks to avoid other security interests that holders of PRHTA bonds may have. On June 14, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On December 19, 2019, the District Court ordered that this matter remain stayed pending further order of the District Court pursuant to the Oversight Board’s initiation of a separate adversary proceeding concerning PRHTA bonds (No. 20-ap-00005, discussed below). This matter was resolved by the plan of adjustment for PRHTA (the “PRHTA POA”), which was confirmed on October 12, 2022. On October 24, 2022, a group of present and former employees of PRHTA filed a notice of appeal with respect to, and a motion to stay, the PRHTA POA confirmation order. On October 28, 2022, a number of parties—including AAC—filed an opposition to the stay motion, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the PRIFA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of an agreement with the Oversight Board with respect to the treatment of PRIFA bonds (the “PRIFA Settlement”), an agreement with the Oversight Board with respect to the treatment of bonds issued by the Puerto Rico Highways and Transportation Authority (“PRHTA”) and the Puerto Rico Convention Center District Authority (“PRCCDA”) (the “PRHTA/PRCCDA Settlement”), and the settlement related to general obligation and PBA bonds (“GO/PBA Settlement”). On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the
| Ambac Financial Group, Inc. 43 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals remain pending. On September 30, 2022, the Court entered an order closing this adversary proceeding.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by the PRCCDA and the PRCCDA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals remain pending. On September 30, 2022, the Court entered an order closing this adversary proceeding.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring bonds issued by
PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the issues raised in this adversary proceeding. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals remain pending. On September 30, 2022, the Court entered an order closing this adversary proceeding.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00007, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board and the Committee filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against PRHTA relating to PRHTA bonds. The complaint seeks to disallow portions of defendants’ proofs of claim against the PRHTA, including for lack of secured status. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. On April 14, 2022, the Oversight Board filed a notice that this case has not been resolved by the Commonwealth Plan and should remain pending. On May 2, 2022, the Oversight Board filed the PRHTA POA and disclosure statement (the “PRHTA DS”). A hearing on approval of the PRHTA DS took place on June 17, 2022. The Oversight Board filed a revised PRHTA POA the same day. On June 22, 2022, the Court entered an order approving the PRHTA DS. The confirmation hearing took place on August 17, 2022. The Oversight Board filed a further revised PRHTA POA on September 6, 2022. On September 30, 2022, the Court entered an order closing this adversary proceeding. The Court entered an
| Ambac Financial Group, Inc. 44 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
order confirming the PRHTA POA on October 12, 2022. On October 24, 2022, a group of present and former employees of PRHTA filed a notice of appeal with respect to, and a motion to stay, the PRHTA POA confirmation order. On October 28, 2022, a number of parties—including AAC—filed an opposition to the stay motion, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal.
NC Residuals Owners Trust, et al. v. Wilmington Trust Co., et al. (Delaware Court of Chancery, C.A. No. 2019-0880, filed Nov. 1, 2019). On November 4, 2022, the Vice Chancellor entered another stay through November 30, 2022, to facilitate good-faith settlement discussions.
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
Puerto Rico
Ambac Assurance Corporation v. U.S. Department of Treasury et al. (United States District Court, District of Columbia, No. 17-809, filed May 2, 2017). On May 2, 2017, Ambac Assurance filed a complaint against the U.S. Department of Treasury and Steven Mnuchin, in his official capacity as Secretary of the Treasury, alleging that Puerto Rico’s ongoing diversion of rum taxes from PRIFA violates the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, and seeking an equitable lien on all rum taxes possessed by the U.S. Treasury, and an injunction preventing their transfer to the Commonwealth. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico. On May 24, 2017, the Oversight Board filed a statement requesting that the court take notice of the stay resulting from the Commonwealth’s Title III filing. On May 25, 2017, the court issued an order staying this case as a result of the Title III proceedings. On October 26, 2022, Ambac filed a notice of voluntary dismissal of this action pursuant to the Title VI Qualifying Modification for PRIFA (the “PRIFA QM”), and the court entered a minute order of dismissal the same day.
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York. No. 1:17-cv-03804, filed May 2, 2017). On July 6, 2022, the District Court granted AAC’s motion to lift the stay and for leave to file a Second Amended Complaint (“SAC”). AAC filed its SAC on July 10, 2022, and on July 25, 2022, BNY moved to dismiss the SAC. On September 23, 2022, Ambac filed its opposition to BNY’s motion to dismiss, and on October 24, 2022, BNY filed its reply in support of its motion to dismiss.
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the
| Ambac Financial Group, Inc. 45 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Committee, as Plaintiffs, filed a complaint against the Puerto Rico Public Buildings Authority (“PBA”) seeking declaratory judgment that the leases between PBA and its lessees-many of whom are agencies and instrumentalities of the Commonwealth are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On July 24, 2019, the District Court stayed the case; on March 10, 2020, the District Court again ordered that this case be stayed while the Oversight Board attempted to confirm the Commonwealth Plan. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves this litigation. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019) (“GO Bond Claim Objection”). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by AAC. On April 11, 2019, AAC filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On July 24, 2019, the District Court stayed the case; the case remained stayed until early 2020. On March 10, 2020, the District Court again ordered that this matter remain stayed while the Oversight Board attempted to confirm the Commonwealth Plan. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the GO Bond Claim Objection. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals remain pending. On September 30, 2022, the Court entered an order terminating the GO Bond Claim Objection.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, AAC filed a motion seeking an order that the automatic stay does not apply to certain lawsuits AAC seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of AAC's collateral. On July 2 and September 9, 2020, the District Court denied the motion to lift the stay. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On August 3, 2021, the District Court ordered that this matter be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan; on January 20, 2022, the Court entered an order approving the PRIFA QM. The Commonwealth Plan and the PRIFA QM resolve the PRIFA Stay Motion. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s
| Ambac Financial Group, Inc. 46 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
decision in its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Assured Guaranty Corp., Assured Municipal Corp., National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. On July 2 and September 9, 2020, the District Court denied the motion to lift the stay. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On August 3, 2021, the District Court ordered that this matter be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves the PRHTA Stay Motion. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16,
2020) (“PRCCDA Stay Motion”). Pursuant to an order of the District Court setting out an agreed schedule for litigation submitted by the Mediation Team, on January 16, 2020, AAC, together with Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the PRCCDA bond trustee, filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds, but found that the movants had stated a colorable claim that a certain account was the “Transfer Account” on which movants hold a lien. On September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds, and found that a final determination on issues related to the identity of the Transfer Account would be made in the decision on the motions for summary judgment issued in the PRCCDA-related adversary proceeding, No. 20-ap-00004. On August 3, 2021, the District Court ordered that this matter be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan; on January 20, 2022, the Court entered an order approving the Title VI Qualifying Modification for PRCCDA (the “PRCCDA QM”). The Commonwealth Plan and the PRCCDA QM resolve the PRCCDA Stay Motion. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals remain pending. On September 30, 2022, the Court entered an order terminating the PRCCDA Stay Motion.
Ambac Assurance Corporation v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Oriental Financial Services LLC; Popular Securities LLC; Raymond James & Associates, Inc., RBC Capital Markets LLC; Samuel A. Ramirez & Co. Inc., Santander Securities LLC; UBS Financial Services Inc.; and UBS Securities LLC (Commonwealth of Puerto Rico, Court of First Instance, San Juan
| Ambac Financial Group, Inc. 47 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Superior Court, Case No. SJ-2020-CV-01505, filed February 19, 2020). On April 27, 2022, the Commonwealth Court of Appeals affirmed the dismissal by the Commonwealth court of AAC’s Amended Complaint. On May 31, 2022, Ambac filed a petition for a writ of certiorari, seeking review of the decision in the Puerto Rico Supreme Court. The petition was denied on July 13, 2022. AAC filed a motion for reconsideration on July 28, 2022, which remains pending before the Puerto Rico Supreme Court.
Ambac Assurance Corporation v. Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 3:20-ap-00068, filed May 26, 2020). On May 26, 2020, AAC filed an adversary complaint before the Title III Court seeking (i) a declaration that titles I, II, and III of PROMESA are unconstitutional because they violate the Bankruptcy Clause of the U.S. Constitution (which requires all bankruptcy laws to be uniform) and (ii) dismissal of the pending Title III petitions. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves this litigation. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Objection of Ambac Assurance Corporation, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claim Asserted by the Official Committee of Retired Employees of the Commonwealth of Puerto Rico Appointed in the Commonwealth’s Title III Case (Dkt. No. 16884, filed June 3, 2021) (“Pension Claim Objection”). On June 3, 2021, AAC filed a claim objection in the Commonwealth’s Title III case challenging the amount of the claim filed by the Retiree Committee against the Commonwealth, which asserted pension liabilities of at least $58.5 billion. AAC contended that this asserted pension liability was overstated by at least $9 billion, and sought disallowance of the Retiree Committee’s proof of claim to the extent of the overstatement. On August 3, 2021, the District Court ordered that this case be stayed on the joint motion of the parties as a result of the PRIFA Settlement, the PRHTA/PRCCDA Settlement, and the GO/PBA Settlement. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan. The Commonwealth Plan resolves this matter. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03283), Monolines’ Reply to Underwriter Defendants’ Objection to Plan and Proposed Confirmation Order (Dkt. No. 18871), filed October 27, 2021). On July 30, 2021, the Oversight Board filed the Seventh Amended Plan. On October 8, 2021, the Oversight Board filed the Proposed Confirmation Order. On October 19, 2021, certain banks, underwriters, and professionals involved in the underwriting of bonds issued or guaranteed by the Commonwealth and its instrumentalities (the “Underwriter Defendants”) filed their objection to the Seventh Amended Plan and Proposed Confirmation Order (Dkt. No. 18587). On October 27, 2021, AAC and FGIC filed their reply in response to the Underwriter Defendants’ objection. Following the filing of several revised versions of the Commonwealth Plan, the Court held a confirmation hearing in November 2021. On January 18, 2022, the Court entered an order confirming the Commonwealth Plan, as amended, and entered its findings of fact and conclusions of law related thereto. Several parties appealed the District Court’s confirmation order to the First Circuit, including the Teachers’ Unions, the Credit Unions, Suiza, the Oversight Board, and certain individual creditors. On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order. The Oversight Board filed an opposition to the Teachers’ Unions’ petition on October 14, 2022. The Oversight Board also filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in
| Ambac Financial Group, Inc. 48 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
its appeal of the confirmation order on October 17, 2022. On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. All other appeals remain pending.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03567). On May 21, 2017, the Oversight Board filed a petition to adjust PRHTA’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against PRHTA. On May 2, 2022, the Oversight Board filed the PRHTA DS and PRHTA POA. A hearing on approval of the PRHTA DS took place on June 17, 2022. The Oversight Board filed a revised PRHTA POA the same day. On June 22, 2022, the Court entered an order approving the PRHTA DS. The confirmation hearing took place on August 17-18, 2022. The Oversight Board filed a further revised PRHTA POA on September 6, 2022. The Court entered an order confirming the PRHTA POA on October 12, 2022. On October 24, 2022, a group of present and former employees of PRHTA filed a notice of appeal with respect to, and a motion to stay, the PRHTA POA confirmation order. On October 28, 2022, a number of parties—including AAC—filed an opposition to the stay motion, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal.
Student Loans Exposure
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). On March 3, 2022, the CFPB filed its opposition to the petition filed on February 21, 2022 by the Trusts and several intervenors, including AAC, for permission to appeal to the Third Circuit the District Court’s order denying their motion to dismiss the amended complaint. On April 29, 2022, the Third Circuit granted the Trusts' and intervenors' petition. On September 23, 2022, the Trusts and other intervenors, including AAC, filed their opening brief to the Third Circuit, seeking reversal of the District Court’s order denying their motion to dismiss the amended complaint. The Consumer Financial Protection Bureau's responsive brief is due on November 7, 2022.
RMBS Litigation
In connection with AAC’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, AAC has filed various lawsuits:
•    Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, Case No. 651217/2012, filed April 16, 2012). Pursuant to a settlement with Bank of America and related entities, this case was voluntarily dismissed with prejudice pursuant to a stipulation signed by the parties on October 7, 2022. The case was marked disposed by the Court on October 13, 2022, and the action is concluded.
•    Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). Trial began on September 7, 2022. Pursuant to a settlement with Bank of America and related entities, this case was voluntarily dismissed with prejudice pursuant to a stipulation signed by the parties on October 7, 2022 and so-ordered by the court on October 11, 2022. The case was marked disposed by the Court on October 13, 2022, and the action is concluded.
•    Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). On June 30, 2022, each party filed a reply in further support of the motion for summary judgment that each party filed on December 21, 2021. Earlier, on March 21, 2022, each party filed an opposition to the motion for summary judgment filed by the other on December 21, 2021. On August 11, 2022, the parties completed briefing on their motions for summary judgment. The briefing consisted of opening briefs filed on December 21, 2021, opposition briefs filed on March 21, 2022, reply briefs filed on June 30, 2022, and sur-reply briefs filed on August 11, 2022. The Court held oral argument of the summary judgment motions on September 21, 2022.
• Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Supreme Court of the State of New York, County of New York, Case No. 652321/2015, filed on June 30, 2015). This action now has been dismissed with prejudice and is concluded.
• Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 653979/2014, filed on December 30, 2014). On April 4, 2022, AAC filed its opposition to the motion for summary judgment that Countrywide filed on February 18, 2022, which was fully submitted as of May 4, 2022. The court denied Countrywide’s motion by order dated August 29, 2022. Pursuant to a settlement with Bank of America and related entities, this case was voluntarily dismissed with prejudice pursuant to a stipulation signed by the parties on October 7, 2022. The case was marked disposed by the Court on October 12, 2022, and the action is concluded.
•    In the matter of HarborView Mortgage Loan Trust 2005-10 (Minnesota state court, Docket No. 27-TR-CV-17-32 (the “Minnesota Action”)). Pursuant to a settlement with Bank of America and related entities, AAC withdrew its objection to the Petition on October 7, 2022. On October 10, 2022, the Court issued Findings of Fact, Conclusions of Law and Order for Judgment granting U.S. Bank’s Third Amended Petition
| Ambac Financial Group, Inc. 49 2022 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
and authorizing the U.S. Bank to enter into and implement the terms of the settlement agreement.
•    Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). On September 30, 2022, the Court granted in full AAC’s motion for partial summary judgment, and the Court denied in part and granted in part U.S. Bank’s motion for partial summary judgment. On October 18, 2022, the Court set a schedule for additional summary judgment briefing, to be concluded by February 10, 2023, and to be followed by briefing on AAC’s proposed use of statistical sampling before proceeding with Phase 2 discovery.
•     In re application of Deutsche Bank National Trust Company as Trustee of the HarborView Mortgage Loan Trust Mortgage Loan Pass-Through Certificates, Series 2006-9 (Supreme Court of the State of New York, County of New York, No. 654208/2018), filed August 23, 2018. Pursuant to a settlement with Bank of America and related entities, AAC withdrew its opposition to DBNT’s petition and withdrew its objection to the proposed settlement with respect of claims relating to HarborView 2006-9 on October 7, 2022.

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
The following discussion should be read in conjunction with our consolidated financial statements in Part I, Item 1 and the matters described under Part II, Item 1A Risk Factors in this Quarterly Report and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Refer to Item 1. Business and Note 1. Background and Business Description for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.
Organization of Information
MD&A includes the following sections:
EXECUTIVE SUMMARY ($ in millions)
AFG Net Assets
AFG has the following net assets to support the development and growth of its existing subsidiaries, future acquisitions and capital management activities. AFG does not have any capital commitments or other obligations to provide capital or liquidity to AAC, whose financial guarantee business has been in run-off since 2008. As of September 30, 2022, AFG's stand alone net assets, excluding its equity investments in subsidiaries, were $223.

Cash and short-term investments	$112
Other investments (1) (2)	97
Other net assets	15
Total	$223
(1)Includes surplus notes (fair value of $69) issued by AAC that are eliminated in consolidation.
(2)Includes strategic minority investments in insurance services businesses of $24, including investments of $5 made during 2022.
From April 1, 2022, through September 30, 2022, AFG repurchased 1,605,316 shares for $14 at an average purchase price of $8.86 per share.
AFG's subsidiaries/businesses are divided into three segments, the key value metrics of which are summarized below along with other recent developments.
| Ambac Financial Group, Inc. 50 2022 Third Quarter FORM 10-Q |

Specialty Property and Casualty Insurance Segment
The key value metrics for the Specialty Property and Casualty Insurance segment for the three and nine months ended September 30, 2022 were as follows:

Three and nine months ended September 30,	Three Months	Nine Months
Gross premiums written	$30	$95
Net premiums written	6	19

Earnings before interest, taxes, depreciation and amortization	(1)	(5)

Pretax income (loss)	$(1)	$(5)

Stockholders Equity (1)	$110
(1)Represents Ambac's stockholders equity in the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
To support expansion of the admitted insurance component of its business, on January 3, 2022, Everspan (rated 'A-' (Excellent) by AM Best) completed the acquisition of the 21st Century Companies (three admitted carriers) from a national insurance group that has a Financial Strength Rating of “A” (Excellent) from AM Best. The 21st Century Companies collectively possess certificates of authority in thirty-nine states. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities. Such acquisitions enhanced Everspan's capabilities to launch new admitted programs, develop innovative products and provide enhanced flexibility to foster strategic relationships with prospective program partners.
For additional information on the Specialty Property and Casualty Insurance Segment see the Results of Operations section below in this Management Discussion and Analysis.
Insurance Distribution Segment
The key value metrics for the Insurance Distribution segment for the three and nine months ended September 30, 2022 were as follows:

Three and nine months ended September 30,	Three Months	Nine Months
Premiums placed	$28	$97

Commission income	$7	$22
Sub-producer commission expense (1)	4	13
Net commissions	3	9

Earnings before interest, taxes, depreciation and amortization	1	4

Pretax income (loss)	$1	$3

Stockholders Equity (2)	$64
(1)Included in Operating Expense within the Consolidated Statements of Comprehensive Income.
(2)Represents Ambac's stockholders equity in the Insurance Distribution segment, including intercompany eliminations.
On November 7, 2022, Ambac acquired controlling interests in All Trans Risk Solutions, LLC and Capacity Marine Corporation, adding approximately $60 of annual premiums placed to the Insurance Distribution segment, for a collective purchase price of $26. Refer to Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further details on these acquisitions.
For additional information about the Insurance Distribution Segment see the Results of Operations section below in this Management Discussion and Analysis.
Legacy Financial Guarantee Insurance Segment
The key value metrics for the Legacy Financial Guarantee Insurance segment for the three and nine months ended September 30, 2022 were as follows:

Three and nine months ended September 30,	Three Months	Nine Months
Net premiums earned	$7	$31
Net investment income	9	(9)
Loss and loss expenses (benefit)	(356)	(347)
Operating expenses	20	64
Interest expense	49	138
Pretax income (loss)	$349	$362

Stockholders Equity (1)	$681

Adversely Classified Credit Net Par Outstanding	$4,979
(1)Represents Ambac's stockholders equity in the Legacy Financial Guarantee Insurance segment, including intercompany eliminations.
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
In October 2022, AAC entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Bank of America Corporation and certain affiliates thereof (together, the “BOA Parties”) whereby the BOA Parties paid AAC the sum of $1,840 (the “Settlement Payment”) in October 2022. In connection with the Settlement Payment, as required under the terms of AAC's secured debt, AAC utilized $1,431 of the Settlement Payment to redeem a majority of the principal and accrued interest of its secured debt. Following these redemptions, current principal outstanding on AAC's long-term debt consisted of $143 of Tier 2 Notes and $788 current par of surplus notes (including $67 of surplus notes held by AFG). Refer to Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further details of the Settlement Agreement and related impacts on Ambac's Statement of Comprehensive Income.
| Ambac Financial Group, Inc. 51 2022 Third Quarter FORM 10-Q |

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
At September 30, 2022, AAC owned $282 of distressed Ambac-insured bonds, including significant concentrations of insured RMBS bonds, and excluding Ambac's holdings of Sitka Senior Secured Notes. As a result of the Puerto Rico restructurings discussed under "Liability and Insured Exposure Management" below, the amount of Ambac-insured Puerto Rico bonds held in the investment portfolio was significantly reduced during the nine months ended September 30, 2022.
At September 30, 2022, AAC owned $87 of Sitka Senior Secured Notes within Fixed Maturity Securities in the Consolidated Balance Sheet. As further discussed in Note 1. Background and Business Description, the Sitka Senior Secured Notes were fully redeemed effective as of October 29, 2022, and Ambac will recognize an investment gain on these investments of $5 during the fourth quarter of 2022.
Subject to internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase or sell Ambac-insured securities, surplus notes and/or other Ambac issued securities, and may consider opportunities to exchange securities issued or insured by it from time to time for other securities issued by it.
Liability and Insured Exposure Management
Ambac's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. Ambac completed risk reduction transactions consisting of refinancings and commutations of $169 and $1,357 of net par exposure for the three and nine months ended September 30, 2022, of which $584 related to Puerto Rico for the nine months ended September 30, 2022. Refer below to the Financial Guarantees In Force section of the Management Discussion and Analysis for Results of Operations, Financial Guarantees in Force for additional details of the Puerto Rico restructuring. Ambac also recovered losses on insured RMBS pursuant to the Settlement Agreement with Bank of America Corporation and related entities, as discussed in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements included in this Form 10-Q.
The following table provides a comparison of total, adversely classified ("ACC") and watch list credit net par outstanding in the insured portfolio at September 30, 2022 and December 31, 2021. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

	September 30, 2022	December 31, 2021	Decrease
Total	$24,063	$28,020	$(3,957)	(14)%
ACC	4,979	6,361	(1,382)	(22)%
Watch list	3,184	3,824	(640)	(17)%
The decrease in total and ACC credit net par outstanding resulted from active de-risking, and strengthening of the USD versus the GBP and EURO, as well as scheduled maturities, amortizations, refundings and calls.
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
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the nine months ended September 30, 2022, included the following:

Net income (1)	$14
Gain (loss) on foreign currency translation (net of tax), included in other comprehensive income	(136)
Foreign currency impact on unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax), included in other comprehensive income	17
Impact on total comprehensive income (loss)	$(105)
(1)    A portion of Ambac UK's, and to a lesser extent AAC's, assets and liabilities are denominated in currencies other than its functional currency. Other than the foreign currency impact on unrealized gains (losses) on available-for-sale securities, which is included in Other comprehensive income, foreign currency transaction gains/(losses) as a result of changes to foreign currency rates are reported through Net income in the Unaudited Consolidated Statement of Total Comprehensive Income (Loss).
Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31,
| Ambac Financial Group, Inc. 52 2022 Third Quarter FORM 10-Q |

2021, for further information on the impact of future currency rate changes on Ambac's financial instruments.
LIBOR Sunset
Ambac continuously monitors regulatory and industry developments related to the transition from LIBOR to alternative reference rates. In 2021, New York State passed legislation addressing the cessation of U.S. Dollar ("USD") LIBOR and specified a recommended benchmark replacement based on the Secured Overnight Financing Rate ("SOFR") for certain legacy transactions. Similar Federal legislation gained approval in March of 2022. The Alternative Reference Rates Committee, the Federal Reserve Board and several industry associations and groups have expressed support for the new law. While Ambac believes the LIBOR law is a positive step, there remains some uncertainty about how it will be interpreted or challenged as well as about other aspects of the discontinuance of LIBOR. At the same time, regulatory and governmental authorities continue to promote the creation and functioning of post-LIBOR indices, SOFR in particular. See the Risk Factor entitled "Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences" found in Part I, Item 1A of Ambac’s Annual Report on Form 10-K for the year ended December 31, 2021. Also, for further background and information about management's evaluation of Ambac's potential exposures to LIBOR transition, see "Executive Summary — LIBOR Sunset" in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

FINANCIAL GUARANTEES IN FORCE
($ in millions)
Financial guarantee products were sold in three principal markets: U.S. public, U.S. structured and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at September 30, 2022 and December 31, 2021. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and exposure of the policies insuring the Sitka Senior Secured Notes as defined in Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021:

	September 30, 2022	December 31, 2021
Public Finance (1) (2)	$11,100	$12,360
Structured Finance	3,983	4,904
International Finance	8,980	10,756
Total net par outstanding	$24,063	$28,020
(1)Includes $5,424 and $5,490 of Military Housing net par outstanding at September 30, 2022 and December 31, 2021, respectively.
(2)Includes $467 and $1,054 of Puerto Rico net par outstanding at September 30, 2022 and December 31, 2021, respectively.
| Ambac Financial Group, Inc. 53 2022 Third Quarter FORM 10-Q |

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at September 30, 2022:

		Risk Name	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding	% of Total Net Par Outstanding
IF	AUK	Anglian Water	UK-Utility	A-	2035	$820	3.4%
IF	AUK	Capital Hospitals plc (2)	UK-Infrastructure	A-	2046	810	3.4%
IF	AUK	Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	BBB	2033	719	3.0%
IF	AUK	National Grid Gas	UK-Utility	BBB+	2037	718	3.0%
IF	AUK	Aspire Defence Finance plc	UK-Infrastructure	A-	2040	670	2.8%
PF	AAC	New Jersey Transportation Trust Fund Authority	US-Lease and Tax-backed Revenue	BBB-	2036	623	2.6%
IF	AUK	Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BIG	2035	556	2.3%
IF	AUK	National Grid Electricity Transmission	UK-Utility	BBB+	2036	500	2.1%
IF	AUK	Catalyst Healthcare (Manchester) Financing plc (2)	UK-Infrastructure	BBB-	2040	470	2.0%
PF	AAC	Hickam Community Housing LLC	US-Housing Revenue	BBB-	2052	452	1.9%
Total						$6,338	26.5%
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

Net par related to the top ten exposures reduced $987 from December 31, 2021. Exposures are impacted by changes in foreign exchange rates ($1,045 reduction during the nine months ended September 30, 2022), certain indexation rates, reinsurance transactions and scheduled and unscheduled paydowns. As a result of recent increases in inflation, such indexation exposures have increased at a faster pace than they have historically.
The concentration of net par amongst the top ten (as a percentage of net par outstanding) was 27% at September 30, 2022, and 26% at December 31, 2021. Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $31 per single risk, with insured exposures ranging up to $450 and a median net par outstanding of $5.
Given that Ambac has not written any new financial guaranty insurance policies since 2008, the legacy financial guarantee insured portfolio is expected to become increasingly concentrated to large and/or below investment grade exposures.
Puerto Rico
The following table outlines Ambac's insured net par outstanding to each Commonwealth of Puerto Rico issuer. Each issuing entity has its own credit risk profile attributable to, as applicable, discreet revenue sources, direct general obligation pledges and general obligation guarantees.

Net Par Outstanding ($ in millions)	September 30, 2022	December 31, 2021
PR Highways and Transportation Authority (1998 Resolution - Senior Lien Transportation Revenue)	$394	$394
PR Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	69	73
PR Highways and Transportation Authority (1968 Resolution - Highway Revenue)	4	4
PR Infrastructure Financing Authority (Special Tax Revenue)	—	403
PR Convention Center District Authority (Hotel Occupancy Tax	—	86
Commonwealth of Puerto Rico - General Obligation Bonds	—	11
PR Public Buildings Authority - Guaranteed by the Commonwealth of Puerto Rico	—	83
Total Net Exposure to The Commonwealth of Puerto Rico and Related Entities	$467	$1,054
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
| Ambac Financial Group, Inc. 54 2022 Third Quarter FORM 10-Q |

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
Puerto Rico Highway and Transportation Authority (“PRHTA”)
AAC's remaining unrestructured PROMESA Puerto Rico exposure, PRHTA, is subject to the PRHTA Plan of Adjustment ("PRHTA POA"), which is expected to become effective in the fourth quarter of 2022 following a confirmation order entered by Judge Laura Taylor Swain, U.S. District Judge for the District of Puerto Rico on October 12, 2022.
PRHTA/CCDA PSA
AAC signed a joinder to the PRHTA/CCDA PSA on July 15, 2021. The PRHTA/CCDA PSA, originally executed on May 5, 2021, provides for certain consideration for holders of bonds issued by certain Commonwealth instrumentalities, PRHTA and CCDA on account of their claims against the Commonwealth arising from such bonds ("Clawback" claims). Under the PRHTA/CCDA PSA, PRHTA creditors shared $389 of cash proceeds that was payable once the PRHTA distribution condition was met pursuant to the Eighth Amended POA (the “Interim Distribution”). In addition, PRHTA creditors received an approximately 69% share of the Clawback CVI, subject to a lifetime nominal cap of about $3,698, which was also paid as part of the Interim Distribution. The PRHTA Clawback CVI is subject to a PRHTA-specific waterfall: holders of PRHTA ’68 bonds will receive the first dollars of Clawback CVI, followed by holders of PRHTA ’98 bonds. The value of the Clawback CVI is highly uncertain, given the contingent, outperformance-driven structure. Changes in our assumed values of the Clawback CVI or in the actual performance of the Clawback CVI could cause an adverse change in our reserves, which could be material. As a result, a significant decrease in our assumed values of the Clawback CVI could have a material adverse impact on our results of operations and financial condition. PRHTA bondholders will also receive new PRHTA bonds or cash with a face amount of $1,245. Of the $1,245 in new bonds or cash, approximately $646.4 will be allocated to holders of PRHTA '68 bonds and approximately $598.6 will be allocated to holders of PRHTA '98 bonds. The new PRHTA bonds or cash will be distributed to creditors upon consummation of the PRHTA POA, which, following the confirmation of the plan on October 12, 2022, is expected to occur prior to December 31, 2022. AAC and other PRHTA creditors will receive restriction fees and consummation costs payable at the effective date of the PRHTA POA.
Interim Distribution
On July 8, 2022, following satisfaction of the PRHTA distribution condition, AAC received its share of the Interim Distribution of cash and Clawback CVI related to the Ambac-insured PRHTA ’68 and ’98 bonds in satisfaction of the Clawback claims against the Commonwealth. The Interim Distribution to AAC totaled approximately $19 of cash and $295 maximum notional amount of Clawback CVI. On the PRHTA POA effective date, a portion of the cash and Clawback CVI, or the proceeds thereof, will either be: (i) distributed to PRHTA ’98 commuting bondholders together with the new PRHTA bonds (or cash plan consideration) in connection with the PRHTA POA and a commutation payment from AAC in full satisfaction of in full and final discharge of Ambac’s obligations under the Ambac insurance policies or (ii) deposited into a trust, as described
| Ambac Financial Group, Inc. 55 2022 Third Quarter FORM 10-Q |

below, together with the new PRHTA bonds or cash plan consideration in connection with the PRHTA POA.
Bondholder Elections
As outlined in the July 2022, Form of Election Notice for AAC-insured Bond Holders with Claims in Class 6 (the AAC Insured PRHTA 98 Senior Bonds), AAC-insured PRHTA 98 bondholders were each permitted to choose between two different treatment options for the satisfaction of their claims. The first option allowed the bondholders to elect commutation of their insurance policies (the “Ambac Insurance Policies”). Under this option, bondholders will receive: (i) their respective shares of certain consideration available under PRHTA/CCDA PSA, including the aforementioned Interim Distribution of cash and Clawback CVI from Ambac as well as the new PRHTA bonds or cash related to the PRHTA POA and (ii) a cash commutation payment from AAC equivalent to 48% of the outstanding insured bond balance as of July 1, 2022, less any subsequent insured policy payments prior to the PRHTA plan effective date. AAC’s obligations to the bondholders under the AAC Insurance Policies who elected this option will be deemed fully satisfied. Approximately 21% of PRHTA 98 bondholders, by par outstanding, elected treatment under this first option. Under the second option, the bondholders’ respective shares of consideration, or the proceeds thereof, related to the Interim Distribution from Ambac and the new PRHTA bonds or cash to be distributed under the PRHTA POA, will be deposited into a trust. Those bondholders are expected to receive scheduled payments from this trust, unless AAC elects, in its sole discretion, to pay all or a portion of the outstanding par amounts of the AAC-insured bonds in such trust. The accelerated payments will satisfy AAC's obligations under the applicable AAC Insurance Policies. Approximately 79% of PRHTA 98 bondholders, by par outstanding, elected treatment under this second option. In addition, on the PRHTA plan effective date, all AAC-insured PRHTA 68 bonds will be accelerated, satisfying AAC’s obligations under the applicable AAC Insurance Policies.
Puerto Rico Considerations
The Eighth Amended POA and the qualifying modifications for PRIFA and CCDA became effective on March 15, 2022, and on that date and since, AAC-insured Puerto Rico exposures have been significantly reduced via commutation and acceleration. However, uncertainty remains as to our remaining exposures as to (i) the value of the consideration provided by or on behalf of the debtors under the Eight Amended POA, as it relates to the PRHTA Interim Distribution, and under the PRHTA POA; (ii) the extent to which exposure management strategies, such as commutation and acceleration, will be executed for PRHTA; and (iii) other factors, including market conditions such as interest rate movements and credit spread changes on the new CVI instruments. AAC’s loss reserves may prove to be understated or overstated, possibly materially, due to favorable or unfavorable developments or results with respect to these factors. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet to the Unaudited Consolidated Financial Statements included in Part I, Item 2 in this Form 10-Q for the possible increase in loss reserves under stress or other adverse conditions. There can be no assurance that losses may not exceed such estimates.
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
Exposure Currency
The table below shows the distribution by currency of AAC’s insured exposure as of September 30, 2022:

Currency	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$15,280	$15,280
British Pounds		£6,839	7,642
Euros		€915	898
Australian Dollars	A$	380	243
Total			$24,063
| Ambac Financial Group, Inc. 56 2022 Third Quarter FORM 10-Q |

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at September 30, 2022 and December 31, 2021. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:

September 30, 2022

AA: 7%
BIG: 17%
A: 36%
BBB: 40%

December 31, 2021

AA: 7%
A: 35%
BBB: 39%
BIG: 19%

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
Summary of Below Investment Grade Exposure:

	Net Par Outstanding
Bond Type	September 30, 2022	December 31, 2021
Public Finance:
Puerto Rico	$467	$1,054
Military Housing	367	370
Other	223	317
Total Public Finance	1,057	1,741
Structured Finance:
RMBS	1,899	2,170
Student loans	280	302
Total Structured Finance	2,179	2,472
International Finance:
Sovereign/sub-sovereign	654	774
Transportation	323	389
Other	2	62
Total International Finance	979	1,225
Total	$4,215	$5,438
The net decline in below investment grade exposures is primarily due to de-risking activities, including the Puerto Rico restructuring, and foreign exchange losses of $164.
Below investment grade exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.
| Ambac Financial Group, Inc. 57 2022 Third Quarter FORM 10-Q |

Results of Operations ($ in millions)
Consolidated Results
A summary of our financial results is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross premiums written	$16	$(1)	$83	$(6)
Revenues:
Net premiums earned	$11	$11	$39	$36
Net investment income	11	21	(6)	112
Net investment gains (losses), including impairments	14	3	31	4
Net gains (losses) on derivative contracts	37	5	124	19
Net realized gains (losses) on extinguishment of debt	—	—	57	33
Commission income	7	7	22	20
Other income (expense)	1	1	5	—
Income (loss) on variable interest entities	(1)	3	14	5
Expenses:
Losses and loss expenses (benefit)	(353)	(55)	(341)	(73)
Intangible amortization	6	11	34	44
Operating expenses	37	32	104	94
Interest expense	49	44	138	144
Provision (benefit) for income taxes	2	2	4	15
Net income (loss) attributable to common stockholders	$340	$17	$347	$5
Ambac's results for the three and nine months ended September 30, 2022 were significantly impacted by the following:
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
•During the three and nine months ended September 30, 2022 management recorded an increase to AAC’s estimated R&W subrogation recoveries in the amount of $319 and $80, respectively. The change in recorded RMBS R&W recoveries is primarily attributable to the impact of the Settlement Agreement with Bank of America Corporation and certain affiliates thereof described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements in this Form 10-Q. AAC’s ultimate recoveries in its remaining RMBS litigation may be materially higher or lower than its estimated subrogation recoveries based on a number of factors, including those described in Ambac’s Form 10-K for the fiscal year ended December 31, 2021 and elsewhere in this Quarterly Report.
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2022 and 2021, respectively.
Gross Premiums Written. Gross premiums written increased $18 and $90 for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, as shown by segment below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Legacy Financial Guaranty Insurance	$(13)	$(5)	$(12)	$(13)
Specialty Property & Casualty Insurance	30	4	95	6
Total	$16	$(1)	$83	$(6)
Legacy Financial Guarantee Insurance negative gross written premiums relate to reductions in expected and contractual premium cash flows.
Net Premiums Earned. Net premiums earned decreased $0 and increased $3 for the three and nine months ended September 30, 2022, compared to the same periods in the prior year as shown by segment below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Legacy Financial Guaranty Insurance	$7	$11	$31	$36
Specialty Property & Casualty Insurance	4	—	8	—
Total	$11	$11	$39	$36
The reduction in Legacy Financial Guarantee Insurance segment was primarily due to run-off of the insured portfolio, de-risking activities and the impact from the strengthening of the US dollar relative to the British Pound Sterling.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed maturity securities classified as available-for-sale, interest and changes in
| Ambac Financial Group, Inc. 58 2022 Third Quarter FORM 10-Q |

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
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Securities available-for-sale: Ambac-insured (including secured notes)	$6	$8	$19	$37
Securities available-for-sale and short-term other than Ambac-insured	11	7	26	22
Other investments (includes trading securities)	(7)	6	(50)	53
Net investment income (loss)	$11	$21	$(6)	$112
Net investment income (loss) decreased $11 and $118 for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods.
•Other investments income (loss) decreased $13 and $103 for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The three and nine months ended September 30, 2022, included losses of $1 and $22 on securities received in the Puerto Rico restructuring which are classified as trading. Pooled fund investments results decreased $12 and $81 for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. Results of most fund categories decreased for the three months ended September 30, 2022 compared to third quarter 2021, with the largest declines in hedge funds, equities and real estate. The decrease for the nine months ended September 30, 2022 were driven primarily by market losses in equities, hedge funds and high-yield and leveraged loan funds, all of which performed well in the comparable prior year period. Investments in pooled funds may be volatile, but are generally expected to produce higher returns than available-for-sale investments.
•Net investment income from Ambac-insured securities for the three and nine months ended September 30, 2022 decreased $1 and $19 compared to the prior year periods, due primarily to different levels of secured note holdings, the impact of the March 15, 2022, Puerto Rico restructuring and continued runoff of AAC-insured RMBS. LSNI secured notes were held until redeemed in July 2021. Sitka Senior Secured Notes were purchased in the second and third quarters of 2022.
•Net investment income from available-for-sale and short-term securities, other than Ambac-insured increased for the three and nine months ended September 30, 2022, compared to the same periods in the prior year due to higher portfolio yields.

Net Investment Gains (Losses), including Impairments. The following table provides a breakdown of net investment gains (losses) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) on securities sold or called	$5	$1	$12	$7
Net foreign exchange gains (losses)	9	3	20	(3)
Credit impairments	—	—	—	—
Intent / requirement to sell impairments	—	—	—	—
Net investment gains (losses), including impairments	$14	$3	$31	$4
Net gains for the three and nine months ended September 30, 2022, included $4 from the distribution of residual assets of a legacy financial guarantee student loan restructuring vehicle. Net gains for the nine months ended September 30, 2022, also included a recovery of $9 from a class-action settlement relating to certain RMBS securities previously held in the investment portfolio. Net gains for the nine months ended September 30, 2021, included a gain of $4 realized on the sale AFG's equity interest in the Corolla Trust in connection with the Corolla Exchange Transaction. Other net realized gains on securities sold or called during both periods were primarily from sales in connection with routine portfolio management.
Credit impairments are recorded as an allowance for credit losses with changes in the allowance recorded through earnings. When credit impairments are recorded, any non-credit related impairment amounts on the securities are recorded in other comprehensive income. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company is more likely than not will be required to sell the debt security before its anticipated recovery, then the amortized cost of the security is written-down to fair value with a corresponding impairment charge recognized in earnings.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts include results from the
| Ambac Financial Group, Inc. 59 2022 Third Quarter FORM 10-Q |

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
Net gains (losses) on interest rate derivatives for the three and nine months ended September 30, 2022, were $37 and $122 compared to $5 and $18 for the three and nine months ended September 30, 2021. The net gains in 2022 reflect changes in fair value from increases in forward interest rates and lower counterparty credit adjustments on certain derivative assets, partially offset by portfolio carrying costs. The improved results for the three and nine months ended September 30, 2022, resulted from the significant rate increases in the periods combined with favorable portfolio positioning, and the impact of changing credit spreads in derivative assets as described further below.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. In periods when credit spreads are stable, counterparty credit adjustments will generally have a proportionate offsetting impact to gains or losses on derivative assets, relative to fully collateralized assets. In addition to the impact of interest rates on the underlying derivative asset values, the changes in counterparty credit adjustments are driven by movement of credit spreads. Generally, narrowing (widening) of credit spreads will increase (decrease) derivative gains relative to a period of stable credit spreads. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $2 and $6 for the three and nine months ended September 30, 2022, respectively, and $2 and $8 for the three and nine months ended September 30, 2021, respectively. The lower counterparty credit adjustments for all periods were driven primarily by lower underlying asset values.
Commissions Income. Commission income for the three and nine months ended September 30, 2022 was $7 and $22 compared to $7 and $20, for the three and nine months ended September 30, 2021. Commissions include both base and profit sharing commissions of the Insurance Distribution segment. The increase was driven by greater premiums placed by Xchange Benefits. Gross commission income has an accompanying expense, sub-producer commissions (included in Operating Expenses in the Consolidated Statements of Total Comprehensive Income (Loss), which will largely track changes in gross commission. For the three and nine months ended September 30, 2022 Sub-producer commissions of $4 and $13 compared to $4 and $11 in three and nine months ended September 30, 2021.

Net Realized Gains on Extinguishment of Debt. Net realized gains on extinguishment of debt was $57 for nine months ended September 30, 2022, resulting from repurchases of surplus notes below their carrying values. Net realized gains on extinguishment of debt was $33 for the nine months ended September 30, 2021, resulting from the 2021 exchanges of junior surplus notes below their carrying values. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the 2021 Surplus Notes Exchanges. AAC may continue to repurchase surplus notes and other debt in future periods.

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
Income (loss) on variable interest entities was $(1) and $14 for the three and nine months ended September 30, 2022, respectively, compared to $3 and $5 for the three and nine months ended September 30, 2021. Results for the three months ended September 30, 2022, related to decline in fair value of net assets on VIEs driven by higher market discount rates. Results for the nine months ended September 30, 2022, related primarily to two VIE trusts created in connection with the Puerto Rico restructurings in March 2022. The nine months ended September 30, 2022 included the initial $28 gain upon consolidation on March 15, 2022, losses of $8 from changes to fair value of these VIEs' assets, and losses of $4 from these VIEs driven by interest costs. Results for the three months ended September 30, 2021, were due primarily to gains on higher valuation of net assets on VIEs. Results for the nine months ended September 30, 2022 and 2021 included realized gains of $2 and $2, respectively, on sales of assets, together with higher valuation of net assets on VIEs.
| Ambac Financial Group, Inc. 60 2022 Third Quarter FORM 10-Q |

Refer to Note 9. Variable Interest Entities to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information on the accounting for FG VIEs.
Losses and Loss Expenses. Loss and loss expenses decreased $(298) and $(268) for the three and nine months ended September 30, 2022, compared to the same periods in the prior year. Legacy financial guarantee loss and loss expenses (benefit) were $(356) and $(347) for the three and nine months ended September 30, 2022. Specialty Property and Casualty Insurance loss and loss expenses were $3 and $5 for the three and nine months ended September 30, 2022.

Legacy financial guarantee loss and loss expenses (benefit) for the three months ended September 30, 2022, were largely driven impact of the Settlement Agreement with Bank of America Corporation and certain affiliates of approximately $319 as described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements in this Form 10-Q.
Legacy financial guarantee loss and loss expenses (benefit) for the nine months ended September 30, 2022, were driven by favorable loss development in domestic public finance (primarily due to the Puerto Rico restructuring), favorable RMBS development due to the positive impact of discount rates, and the impact of the Settlement Agreement with Bank of America Corporation and certain affiliates thereof of $80.
Intangible Amortization. Insurance intangible amortization for the three and nine months ended September 30, 2022, was $5 and $32, a decrease of $5 as compared to the the three months ended September 30, 2021 and a decrease of $10 over the nine months ended September 30, 2021. The decrease was driven primarily by the size of the financial guarantee insured portfolio and timing of de-risking activity. Other intangible amortization for the three and nine months ended September 30, 2022, was $1 and $2, respectively unchanged from the three and nine months ended September 30, 2021.

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. The following table provides a summary of operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Compensation	$17	$15	$49	$45
Non-compensation	14	13	41	37
Gross operating expenses	31	28	102	93
Sub-producer Commissions	4	4	13	11
Amortization of deferred acquisition costs	3	—	7	—
Reinsurance commissions, net	(2)	—	(5)	—
Total operating expenses	$37	$32	$104	$94

The increase in gross operating expenses during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, was due to the following:
•Higher compensation costs due to a net increase in staffing resulting from additions in the Specialty Property & Casualty Insurance and Insurance Distribution segments and higher incentive compensation expense including the impact of performance factor adjustments.
•Higher non-compensation costs primarily related to Legacy Financial Guarantee Insurance segment legal defense costs; Specialty Property and Casualty Insurance segment auditing, licensing fees and equipment costs associated with growth of the business; and Insurance Distribution segment sub-producer commissions. These items were partially offset for the nine months comparative periods by first quarter 2021 advisory fees associated with Legacy Financial Guarantee Insurance debt restructuring.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Surplus notes (1)	$20	$20	$61	$57
LSNI Ambac Note	—	1	—	50
Sitka AAC note	21	16	55	16
Tier 2 Notes	7	7	22	20
Other	—	—	1	1
Total interest expense	$49	$44	$138	$144
(1)Includes junior surplus notes that were acquired and retired in the first quarter of 2021.
The increase in interest expense for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was mainly driven by higher rates on the Sitka AAC note. The decrease in interest expense for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was mainly driven by the impact of the Secured Note Refinancing as further described in Note 1. Background and Business Description, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, partially offset by discount accretion on surplus notes reissued in 2021.
Surplus note principal and interest payments require the approval of OCI. In May 2022, OCI declined the request of AAC to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the then next scheduled payment date
| Ambac Financial Group, Inc. 61 2022 Third Quarter FORM 10-Q |

of June 7, 2022. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, shall be extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding to third parties were $575 at September 30, 2022. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments.
Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2022 and 2021, was $2, and $2 respectively, a decrease of $0. The provision for income taxes reported for nine months ended September 30, 2022 and 2021 was $4 and $15, respectively, a decrease of $11, resulting primarily from the 2021 effect on the deferred tax liability of enactment of an increase in UK tax rates from 19% to 25%.
Results of Operations by Segment
Legacy Financial Guarantee Insurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$7	$11	$31	$36
Net investment income	9	21	(9)	111
Net investment gains (losses), including impairments	14	3	31	—
Net gains on derivative contracts	37	5	123	19
Net realized gains on extinguishment of debt	—	—	57	33
Other	(1)	4	17	5
Total	67	44	250	204
Expenses:
Loss and loss expenses (benefit)	(356)	(55)	(347)	(73)
Operating expenses	20	18	64	56
Total	(336)	(37)	(283)	(17)
Earnings before interest, taxes, depreciation and amortization (1)	403	81	533	221
Interest expense	49	44	138	144
Depreciation	—	—	1	1
Intangible amortization	5	10	32	42
Pretax income (loss)	$349	$27	$362	$35

Stockholders equity (1)	$681	$713
(1)Abbreviated as "EBITDA" in future references
(2)Represents the share of Ambac stockholders equity for each subsidiary within the Legacy Financial Guarantee Insurance segment, including intercompany eliminations.
The Legacy Financial Guarantee Insurance segment is in active runoff. This will generally result in lower premium earned, investment income, operating expenses and intangible amortization. The variability in the financial results are primarily driven by changes in loss and loss expenses resulting from, amongst other items, credit developments, interest rates and de-risking transactions. Additionally, the segment results are impacted by changes in interest rates as they impact net gains on derivative contracts and interest expense on the floating rate AAC Sitka Note. Key variances not discussed above in the Consolidated Results section are as follows:
Net premiums earned. Net premiums earned decreased $4 and $5 for the three and nine months ended September 30, 2022, compared to the same period in the prior year. Net premiums earned were impacted by the organic and active runoff of the financial guarantee insured portfolio resulting in a reduction to current and future normal net premiums earned and the following:
•Changes to the allowance for credit losses on the premium receivable asset. The positive impact on net premiums earned related to credit losses amounted to $1 and $3 for the for the three and nine months ended September 30, 2022, as compared to $1 and $7 for the three and nine months ended September 30, 2021.
•Accelerated financial guarantee premiums earned as a result of calls and other accelerations on insured obligations, largely due to active de-risking of the insured portfolio, of ($2) and $5 for the for the three and nine months ended September 30, 2022, as compared to $1 and $1 for the three and nine months ended September 30, 2021.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which AAC is pursuing claims for breaches of representations and warranties. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of $1,785 and $1,704 at September 30, 2022, and December 31, 2021, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for more information regarding the estimation process for R&W subrogation recoveries.
| Ambac Financial Group, Inc. 62 2022 Third Quarter FORM 10-Q |

The following provides details for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Structured Finance	$(351)	$(21)	$(150)	$(44)
Domestic Public Finance	(1)	(30)	(194)	(32)
Other	(4)	(4)	(3)	3
Totals (1)	$(356)	$(55)	$(347)	$(73)
(1)    Includes loss expenses incurred of $19 and $27 for the three and nine months ended September 30, 2022, respectively, and $19 and $42 for the three and nine months ended September 30, 2021, respectively.
Loss and loss expenses (benefit) for the three months ended September 30, 2022, were largely driven impact of the Settlement Agreement with Bank of America Corporation and certain affiliates of approximately $319 as described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements in this Form 10-Q.
Losses and loss expenses (benefit) for the nine months ended September 30, 2022, were driven by favorable loss development in domestic public finance (primarily due to the Puerto Rico restructuring), favorable RMBS development due to the positive impact of discount rates, and the impact of the Settlement Agreement with Bank of America Corporation and certain affiliates thereof of $80.
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
Operating Expenses. The increases in operating expenses of $2 and $5 during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, is due to additional legal fees related to defensive litigation costs and additional compensation costs from the impact of incentive compensation performance factor adjustments, partially offset by a net reduction in headcount within the segment.

Specialty Property and Casualty Insurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross premiums written	$30	$4	$95	$6
Net premiums written	6	1	19	1
Revenues:
Premiums earned	$4	$—	$8	$—
Investment income	—	—	1	1
Net investment gains (losses), including impairments	—	—	—	—
Other income (program fees)	1	—	2	—
Total	6	—	11	1
Expenses:
Losses and loss expenses incurred	3	—	5	—
Operating expenses	4	2	11	5
Total	7	2	16	5
EBITDA	(1)	$(2)	(5)	$(4)
Pretax income (loss)	$(1)	$(2)	$(5)	$(4)
Loss and LAE Ratio	65.2%	NM	65.7%	NM
Combined Ratio	150.8%	NM	176.5%	NM

Ambac's stockholders equity (1)	$110	$104
(1)Represents Ambac stockholders equity in the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Thirteen programs were authorized to issue policies as of September 30, 2022. The growth in both the number and size of these programs has contributed to the increase in gross and net premiums written, net premiums earned and net loss and loss expenses incurred.
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
| Ambac Financial Group, Inc. 63 2022 Third Quarter FORM 10-Q |

On September 28, 2022, Hurricane Ian reached landfall resulting in significant damage primarily in the states of Florida and South Carolina. Everspan's estimate of its losses and loss expenses is minimal and to date has received one claim related to Hurricane Ian.
Segment pre-tax net income was favorably impacted by the growth in earned premium and program fees relative to loss and loss expenses incurred and operating expenses for the three month period ended September 30, 2022, compared to the three month period ended September 30, 2021. Costs associated with the acquisition of additional shell insurance companies, as we continue to ramp up Everspan's operations, impacted pre-tax income for the nine months ended September 30, 2022, relative to the nine months ended September 30, 2021.

Insurance Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Premiums placed	$28	$29	$97	$91

Commission income	$7	$7	$22	$20
Sub-producer commission expense (1)	4	4	13	11
Net commissions	3	3	9	9
Expenses:
Other Operating expenses (1)	1	1	4	4
Net (gain) attributable to noncontrolling interest	—	—	(1)	(1)
EBITDA	1	1	4	4
Depreciation	—	—	—	—
Intangible amortization	1	1	1	2
Pretax income (loss)	$1	$1	$3	$3

Ambac's stockholders equity (2)	$64	$64
(1)    The Consolidated Statements of Comprehensive Income presents the sum of these items as Operating Expenses.
(2)    Represents the share of Ambac stockholders equity for each subsidiary within the Insurance Distribution segment, including intercompany eliminations.
Ambac's Insurance Distribution segment currently includes Xchange Benefits, a P&C MGA specializing in accident and health products. Xchange is compensated for its services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in the case of ESL, managing claims under an agency agreement. Commission revenues are usually based on a percentage of the premiums placed. Xchange is also eligible to receive profit sharing contingent commissions on certain of its programs based on the underwriting results of the policies it places with the carrier, which may cause some variability in revenue and earnings.
Xchange underwrote and placed premiums for its carriers of approximately $28 and $97 for the three and nine months ended
September 30, 2022, unchanged and up $6 or 7% as compared to the three and nine months ended September 30, 2021, respectively. Higher premiums placed and shifts in mix of business were the primary drivers to the increases in both gross and sub-producer commissions.
Employer Stop Loss business underwritten by Xchange has seasonality in January and July, which result in revenue and earnings concentrations in the first and third quarters each calendar year. ESL is Xchange's largest business.
Other Operating Expenses. Other operating expenses for the three and nine months ended September 30, 2022 increased slightly as compared to the three and nine months ended September 30, 2021 as a result of employees hired to support the ESL renewal rights acquisition that occurred on April 29, 2022.

LIQUIDITY AND CAPITAL RESOURCES
($ in millions)
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG is a holding company with no outstanding debt. AFG's liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $223 as of September 30, 2022, and secondarily on distributions and expense sharing payments from its operating subsidiaries. AFG's investments include securities directly issued by AAC (i.e. surplus notes), which are eliminated in consolidation. Securities issued by AAC and certain other of AFG's investments are generally less liquid than investment grade and highly traded investments.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 per year to cover expenses not otherwise reimbursed. The $4 reimbursement for 2021 expenses was approved by OCI and paid to AFG in April 2022.
AFG's principal uses of liquidity are: (i) the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac, (ii) the making of strategic investments, which may include illiquid investments and (iii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses. AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements. AFG supported the development of the Specialty P&C Insurance business, and its acquisitions, by contributing $15 of capital to Everspan Indemnity in the first nine months of 2022 and $92 in 2021, respectively.
Xchange does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Xchange of
| Ambac Financial Group, Inc. 64 2022 Third Quarter FORM 10-Q |

$4 and $5 during the nine months ended September 30, 2022 and 2021.
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
Operating Companies' Liquidity
Insurance
Sources of liquidity for the Company’s insurance subsidiaries are through funds generated from premiums; recoveries on claim payments, including RMBS representation and warranty subrogation recoveries (AAC only); reinsurance recoveries; fees; investment income and maturities and sales of investments.
•See Note 6. Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8, in this Form 10-Q for a summary of future gross financial guarantee premiums to be collected by AAC and Ambac UK. Termination of financial guarantee policies on an accelerated basis may adversely impact AAC’s liquidity.
Cash provided from these sources is used primarily for claim payments and commutations, loss expenses and acquisition costs (Specialty Property & Casualty Insurance segment only), debt service on outstanding debt (Legacy Financial Guarantee segment only), operating expenses, reinsurance payments and purchases of securities and other investments that may not be immediately converted into cash.
•Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of AAC. Any payment on surplus notes would require either payment or collateralization of a portion of the Tier 2 Notes under the terms of the Tier 2 Note indenture. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined AAC's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2022. See Note 12. Long-term Debt to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for further discussion of the payment terms and conditions of the Tier 2 Notes as well as the aggregate annual maturities of all debt outstanding. As further described in Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, effective as of October 29, 2022, AAC wholly redeemed the Sitka AAC Note and partially redeemed Tier 2 Notes. Following these redemptions, current principal outstanding on AAC's long-term debt consisted of $143 of Tier 2 Notes and $788 of surplus notes (including $67 of surplus notes held by AFG and eliminated in consolidation). AAC's future interest obligations on long-term debt after giving effect to the redemptions on October 29, 2022 include $678 of accrued and unpaid interest that would be payable on surplus notes if approved by OCI on the next scheduled payment date of June 7, 2023 (including surplus notes held by AFG), and Tier 2 Note interest that may be paid-in-kind until maturity on February 12, 2055 at which time $2,030 would be due.
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
Consolidated Cash Flow Statement Discussion.
The following table summarizes the net cash flows for the periods presented.

Nine Months Ended September 30,	2022	2021
Cash provided by (used in):
Operating activities	$59	$(136)
Investing activities	435	745
Financing activities (1)	(479)	(623)
Foreign exchange impact on cash and cash equivalents	(1)	—
Net cash flow	$14	$(14)
| Ambac Financial Group, Inc. 65 2022 Third Quarter FORM 10-Q |

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
Operating activities
The following represents the significant cash operating activity during the nine months ended September 30, 2022 and 2021:
•Cash provided by (i) gross premiums were $100 and $29 for the nine months ended September 30, 2022 and 2021, respectively; (ii) interest rate derivatives were $61 and $(5) for the nine months ended September 30, 2022 and 2021, respectively; (iii) investment portfolio income were $59 and $66 for the nine months ended September 30, 2022 and 2021, respectively; and (iv) cash settlements from the Puerto Rico restructuring transactions to the consolidated trusts was $47 for the nine months ended September 30, 2022.
•Debt service payments on the Sitka AAC Note were $51 for the nine months ended September 30, 2022. Debt service payments on the LSNI Ambac Note and Sitka AAC Note were $51 and $14, respectively, for the nine months ended September 30, 2021.
•Payments related to (i) operating expenses were $75 and $65 for the nine months ended September 30, 2022 and 2021, respectively; and (ii) reinsurance premiums paid were $43 and $20 for the nine months ended September 30, 2022 and 2021, respectively
•Net Legacy Financial Guarantee Insurance loss and loss expenses paid, including commutation payments, during the nine months ended September 30, 2022 and 2021 are detailed below:

Nine Months Ended September 30,	2022	2021
Net loss and loss expenses paid (recovered):
Net losses paid	$239	$95
Net subrogation received	(233)	(85)
Net loss expenses paid	18	64
Net cash flow	$24	$74
Future operating flows will primarily be impacted by net premium collections and investment coupon receipts, operating expenses, net claim and loss expense payments and interest payments on outstanding debt.
Financing Activities
Financing activities for the nine months ended September 30, 2022, included payments for extinguishment of surplus notes of $58, share repurchases of $14 and paydowns and maturities of VIE debt obligations of $404 (including payments for the accelerations of the VIE trusts created from the Puerto Rico restructuring).
Financing activities for the nine months ended September 30, 2021, include paydowns of the LSNI Ambac Note of $1,641 and paydowns and maturities of VIE debt obligations of $133. Net cash used in financing activities was partially offset by net proceeds from issuance of Sitka AAC Note of $1,163.
Collateral
AFS hedges a portion of the interest rate risk in the Legacy Financial Guarantee Insurance segment financial guarantee and investment portfolios, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $77 (cash and securities collateral of $8 and $69, respectively), including independent amounts, under these contracts at September 30, 2022.

| Ambac Financial Group, Inc. 66 2022 Third Quarter FORM 10-Q |

BALANCE SHEET ($ in millions)
Total assets decreased by approximately $2,891 from December 31, 2021, to $9,412 at September 30, 2022, primarily due to the reduction in asset values of VIEs of $2,352. This decline was driven by increases in interest rates, the strengthening of the US dollar against the British Pound Sterling and assets used to fund VIE obligation repayments. Additional declines in total assets were the result of (i) the payment of loss and loss expenses, interest and operating expenses, (ii) declines in invested asset values, (iii) lower derivative assets caused by rising interest rates, (iv) lower subrogation recoverables, (v) repurchases of Ambac common stock and AAC surplus notes, and (vi) lower premium receivables and intangible assets from the continued runoff of the financial guarantee insurance portfolio, partially offset by cash and securities received relating to the Interim Distribution from Puerto Rico HTA in connection with the PRHTA POA.
Total liabilities decreased by approximately $2,863 from December 31, 2021, to $8,324 as of September 30, 2022, primarily due to reductions in the value of VIEs liabilities of $2,294 (consistent factors as noted above in assets). Additional liability declines driven by (i) payments of loss and loss expenses, (ii) repurchases of AAC surplus notes, and (iii) lower derivative liabilities caused by rising interest rates; partially offset by the establishment of a liability relating to the Interim Distribution received from Puerto Rico HTA that will need to be distributed by Ambac in connection with the PRHTA POA.
As of September 30, 2022, total stockholders’ equity was $1,071, compared with total stockholders’ equity of $1,098 at December 31, 2021. This decrease was primarily due to the changes in unrealized losses on invested assets and losses on foreign currency translation partially offset by net income for the nine months ended September 30, 2022.
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

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at September 30, 2022 and December 31, 2021:

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
September 30, 2022
Fixed maturity securities	$1,278	$94	$—	$12	$1,384
Fixed maturity securities - trading	105	—	—	—	105
Short-term	387	27	—	109	523
Other investments	543	—	—	16	559
Fixed maturity securities pledged as collateral	69	—	—	—	69
Total investments (1)	$2,382	$121	$—	$137	$2,640

December 31, 2021
Fixed maturity securities	$1,630	$72	$—	$28	$1,730
Fixed maturity securities - trading	—	—	—	—	—
Short-term	258	32	—	124	414
Other investments	679	—	—	11	690
Fixed maturity securities pledged as collateral	120	—	—	—	120
Total investments (1)	$2,687	$104	$—	$164	$2,955
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £296 ($330) and €37 ($37) as of September 30, 2022 and £341 ($462) and €38 ($43) as of December 31, 2021.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments primarily consist of diversified interests in pooled funds. Refer to Note 4. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and pooled funds by asset class.
| Ambac Financial Group, Inc. 67 2022 Third Quarter FORM 10-Q |

The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at September 30, 2022 and December 31, 2021:
(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represent 22% and 32% of the September 30, 2022, and December 31, 2021, combined fixed maturity portfolio, respectively. The decrease is primarily due to the impact of the settlement of insured Puerto Rico bonds described above, under Financial Guarantees in Force - AAC-Insured Bond Effective Date Transactions.
Premium Receivables
Ambac's premium receivables decreased to $268 at September 30, 2022, from $323 at December 31, 2021. As further discussed in Note 6. Insurance Contracts, the decrease is primarily due to activities in the Legacy Financial Guarantee Insurance Segment partially offset by growth in the Specialty P&C Insurance Segment. The Legacy Financial Guarantee Insurance Segment declines are due to premium receipts, impact of foreign currency movements and adjustments for changes in expected and contractual cash flows, partially offset by accretion of the premium receivable discount and decreases to the allowance for credit losses. At September 30, 2022, Legacy Financial Guarantee Insurance and Specialty P&C premiums receivables were $259 and $9, respectively.
Premium receivables by payment currency were as follows:

Currency	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$181	$181
British Pounds	£66	73
Euros	€14	14
Total		$268
Reinsurance Recoverable on Paid and Unpaid Losses
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). For those reinsurance counterparties that do not currently post collateral, Ambac’s reinsurers are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $99 from its reinsurers at September 30, 2022.  Additionally, while legacy liabilities from the 21st Century Companies and PWIC acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers. As of September 30, 2022 and December 31, 2021, reinsurance recoverable on paid and unpaid losses were $80 and $55, respectively primarily due to growth in the Specialty P&C Insurance Segment, including an increase to reinsurance recoverables related to legacy liabilities which were $47 and $30 as of September 30, 2022 and December 31, 2021, respectively.
Intangible Assets
Intangible assets primarily include (i) an insurance intangible asset that was established at AFG's emergence from bankruptcy (Legacy Financial Guarantee Insurance Segment) in 2013, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities of $272 at September 30, 2022, (ii) intangible assets established as part of the acquisition of
| Ambac Financial Group, Inc. 68 2022 Third Quarter FORM 10-Q |

Xchange (Insurance Distribution Segment) on December 31, 2020 of $31 at September 30, 2022, and (iii) indefinite-lived intangible assets established as part of the acquisitions of PWIC on October 1, 2021 and the 21st Century Companies on January 3, 2022 (Specialty Property & Casualty Insurance segment) of $14 at September 30, 2022.
As of September 30, 2022 and December 31, 2021, intangible assets were $318 and $362, respectively. The decline is primarily due to amortization partially offset by the new intangible asset acquired during 2022.
Derivative Assets and Liabilities
The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the Legacy Financial Guarantee insurance and investment portfolios. Derivative assets decreased from $76 at December 31, 2021, to $28 as of September 30, 2022. Derivative liabilities decreased from $95 at December 31, 2021, to $40 as of September 30, 2022. The net decreases resulted primarily from higher interest rates during the nine months ended September 30, 2022.
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
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of September 30, 2022 and December 31, 2021, were $(940) and $(522), respectively.

Loss and loss expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries (1)
September 30, 2022:
Loss and loss expense reserves	$75	$1,174	$(205)	$(34)	$1,009
Subrogation recoverable	—	37	(1,986)	—	(1,949)
Totals	$75	$1,211	$(2,192)	$(34)	$(940)

December 31, 2021:
Loss and loss expense reserves	$32	$1,749	$(155)	$(56)	$1,570
Subrogation recoverable	—	88	(2,180)	—	(2,092)
Totals	$32	$1,837	$(2,335)	$(56)	$(522)
(1)Present value of future recoveries includes R&W subrogation recoveries of $1,811 and $1,730 at September 30, 2022 and December 31, 2021, respectively.
| Ambac Financial Group, Inc. 69 2022 Third Quarter FORM 10-Q |

Legacy Financial Guarantee Insurance:
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 93% of our ever-to-date insurance claims recorded, with RMBS comprising 73%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at September 30, 2022 and December 31, 2021:

	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
		Claims and Loss Expenses	Recoveries
September 30, 2022:
Structured Finance	$2,073	$670	$(1,968)	$(8)	$(1,306)
Domestic Public Finance (3)	1,657	481	(220)	(19)	242
Other	1,083	22	(4)	(7)	11
Loss expenses	—	38	—	—	38
Totals	$4,813	$1,211	$(2,192)	$(34)	$(1,015)
December 31, 2021:
Structured Finance	$2,371	$852	$(2,018)	$(12)	$(1,178)
Domestic Public Finance	2,742	905	(312)	(31)	562
Other	1,189	35	(5)	(13)	17
Loss expenses	—	45	—	—	45
Total	$6,302	$1,837	$(2,485)	$(56)	$(554)
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $525 and $10 respectively, at September 30, 2022, and $784 and $24, respectively at December 31, 2021. Recoverable ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses on the balance sheet.
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
It is possible that our estimated future losses for insurance policies discussed above could be understated or that our estimated future recoveries could be overstated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2022, and, among other things, assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and
"Other Credits, including Ambac UK, Variability" in Part II, Item 7 of the Company's 2021 Annual Report on Form 10-K, and Part II, Item1A "Risk Factors" of this Quarterly Report, for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes, as well as the descriptions of "Structured Finance Variability," "Domestic Public Finance Variability," and "Other Variability" appearing below.
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
| Ambac Financial Group, Inc. 70 2022 Third Quarter FORM 10-Q |

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
Structured Finance Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at September 30, 2022, could be approximately $15. Combined with the absence of any unsettled R&W subrogation recoveries, a possible increase in loss reserves for structured finance credits could be approximately $115. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example, an increase in interest rates of 1% could increase our estimate of expected losses by approximately $25. There can be no assurance that losses may not exceed such amounts. Due to the uncertainties related to risks associated with structured finance credits, there can be no assurance that losses may not exceed our stress case estimates.
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
Following the March 15, 2022, consummation of the Eighth Amended POA, the PRIFA QM and the CCDA QM, all of Ambac’s exposures to the Commonwealth of Puerto Rico across various instrumentalities with the exception of PRHTA have now been restructured. PRHTA is subject to the PRHTA POA that was confirmed October 12, 2022, and that is expected to become effective in the fourth quarter 2022. However, uncertainty remains as to (i) the value of the consideration provided by or on behalf of the debtors under the Eighth Amended POA as it relates to the Interim Distribution of Clawback CVI to PRHTA creditors and to the new PRHTA bonds or cash under PRHTA POA; (ii) the extent to which exposure management strategies, such as commutation and acceleration, will be executed for PRHTA; and (iii) other factors, including market conditions such as interest rate movements and credit spread changes on the new CVI instruments. Losses may exceed current reserves in a material
| Ambac Financial Group, Inc. 71 2022 Third Quarter FORM 10-Q |

manner due to favorable or unfavorable developments or results with respect to these factors. See Note 6. Insurance Contracts and Note 14. Commitments and Contingencies to the Consolidated Financial Statements in Part I and "Financial Guarantees in Force" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II in this Form 10-Q for further updates relating to Puerto Rico.
Material additional losses on our public finance credits caused by the aforementioned factors would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at September 30, 2022, the possible increase in loss reserves could be approximately $145 and there can be no assurance that losses may not exceed our stress case estimates.
Other Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $285 greater than the loss reserves at September 30, 2022. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt
Long-term debt consists of surplus notes issued by AAC, the Sitka AAC Note, Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions, and Ambac UK debt issued in connection with the 2019 Ballantyne commutation. All long-term debt relates to the Legacy Financial Guarantee segment.
The carrying value of each of these as of September 30, 2022 and December 31, 2021 is below:

	September 30, 2022	December 31, 2021
Surplus notes	$675	$729
Sitka AAC note	1,157	1,154
Tier 2 notes	354	333
Ambac UK debt	15	15
Total Long-term Debt	$2,201	$2,230
The decrease in long-term debt from December 31, 2021, resulted from repurchases of surplus notes, partially offset by paid-in-kind interest on Tier 2 Notes, and accretion on the carrying value of Sitka AAC Note and Ambac UK debt. The Sitka AAC Note was wholly redeemed and the Tier 2 Notes were partially redeemed following the receipt of recoveries under the Settlement Agreement with Bank of America Corporation and related entities in October 2022. See Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q.
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
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $870 and $1,457 at September 30, 2022, respectively, as compared to $757 and $1,322 at December 31, 2021, respectively.  As of September 30, 2022, statutory policyholder surplus and qualified statutory capital included $788 principal balance of surplus notes outstanding and $138 liquidation preference of preferred stock outstanding. These surplus notes (in addition to related accrued interest of $629 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims, the Sitka AAC Note and the Tier 2 Notes are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC. The driver to the net increase in policyholder surplus was the statutory net income of $211 for the
| Ambac Financial Group, Inc. 72 2022 Third Quarter FORM 10-Q |

nine months ended September 30, 2022, largely driven by the statutory net income impact of the Bank of America litigation settlement gain of $183 million, partially offset by (i) repurchase of surplus notes for $58, (ii) contingency reserve contribution of $21, and (iii) decrease in fair value with undistributed earnings (losses) of pooled funds of $16. The Bank of America Settlement proceeds were received in October 2022.
AAC's statutory surplus and therefore AFG's ultimate ability to realize residual value and/or dividends from AAC is sensitive to multiple factors, including: (i) loss reserve development, (ii) settlements or other resolutions of remaining representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts or receive recoveries sufficient to pay or redeem obligations of AAC, including the remaining balance of the Tier 2 Notes (after the partial repayment in October 2022), (iii) approval by OCI of payments on surplus notes, (iv) ongoing interest costs associated with surplus notes and Tier 2 Notes, (v) swap gains and losses at AFS, the financial position of which is supported by certain guarantees and financing arrangement from AAC, (vi) first time payment defaults of insured obligations, which increase statutory loss reserves, (vii) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (viii) reinsurance contract terminations at amounts that differ from net assets recorded, (ix) changes to the fair value of pooled fund and other investments carried at fair value, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, (xi) the ultimate residual value of Ambac UK, which may be impacted by numerous factors including foreign exchange rates, and (xii) future changes to prescribed practices.
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $109 at September 30, 2022, as compared to $106 at December 31, 2021.
The significant drivers to the increase in policyholder surplus were capital contributions of $15 partially offset by the admitted asset limitation on goodwill within investment in subsidiaries, and operating expenses during the nine months ended September 30, 2022.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES (£ in millions)
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £466 at September 30, 2022, as compared to £444 at December 31, 2021. At September 30, 2022, the carrying value of cash and investments was £526, an increase from £500 at December 31, 2021. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums and foreign exchange gains, partially offset by investment losses, operating expenses and tax payments.
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
EBITDA. EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization of intangible assets. EBITDA is also adjusted for noncontrolling interests in subsidiaries where Ambac does not own 100%. The following table reconciles pre-tax net income (loss) to the non-GAAP measure, EBITDA on a consolidation and segment basis for all periods presented:

| Ambac Financial Group, Inc. 73 2022 Third Quarter FORM 10-Q |

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Three Months Ended September 30, 2022
Pretax income (loss) (1)	$349	$(1)	$1	$(6)	$342
Adjustments:
Interest expense	49	—	—	—	49
Depreciation	—	—	—	—	—
Amortization of intangible assets	5	—	1	—	6
Net (gain) attributable to noncontrolling interest		—	—		—
Earnings before interest, taxes, depreciation and amortization	$403	$(1)	$1	$(6)	$397

Three Months Ended September 30, 2021
Pretax income (loss) (1)	$27	$(2)	$1	$(6)	$19
Adjustments:
Interest expense	44	—	—	—	44
Depreciation	—	—	—	—	—
Amortization of intangible assets	10	—	1	—	11
Net (gain) attributable to noncontrolling interest			—		—
Earnings before interest, taxes, depreciation and amortization	$81	$(2)	$1	$(6)	$74

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Nine Months Ended September 30, 2022
Pretax income (loss) (1)	$362	$(5)	$3	$(8)	$352
Adjustments:
Interest expense	138	—	—	—	138
Depreciation	1	—	—	—	1
Amortization of intangible assets	32	—	2	—	34
Net (gain) attributable to noncontrolling interest		—	(1)		(1)
Earnings before interest, taxes, depreciation and amortization	$533	$(5)	$4	$(8)	$523

Nine Months Ended September 30, 2021
Pretax income (loss) (1)	$35	$(4)	$3	$(12)	$21
Adjustments:
Interest expense	144	—	—	—	144
Depreciation	1	—	—	—	1
Amortization of intangible assets	42	—	2	—	44
Net (gain) attributable to noncontrolling interest			(1)		(1)
Earnings before interest, taxes, depreciation and amortization	$221	$(4)	$4	$(12)	$209
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
| Ambac Financial Group, Inc. 74 2022 Third Quarter FORM 10-Q |

The following table reconciles net income (loss) attributable to common stockholders to the non-GAAP measure, Adjusted Earnings (loss) on a dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
($ in millions, except share data)	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share (1)
Net income attributable to common stockholders	$340	$7.41	$17	$0.35	$347	$7.48	$5	$(0.19)
Adjustments:
Insurance intangible amortization	5	0.11	10	0.22	32	0.68	42	0.90
Foreign exchange (gains) losses	(7)	(0.15)	(2)	(0.04)	(14)	(0.30)	6	0.12
Adjusted earnings	$338	$7.37	$25	$0.53	$365	$7.86	$53	$0.83
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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	September 30, 2022		December 31, 2021
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,009	$22.43	$1,038	$22.42
Adjustments:
Non-credit impairment fair value losses on credit derivatives	—	—	—	0.01
Insurance intangible asset	(272)	(6.04)	(320)	(6.91)
Net unearned premiums and fees in excess of expected losses	221	4.92	310	6.68
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	82	1.82	(154)	(3.32)
Adjusted book value	$1,040	$23.13	$874	$18.88

The increase in Adjusted Book Value since December 31, 2021 was primarily attributable to Adjusted earnings (excluding earned premium previously included in Adjusted Book Value), partially offset by the adverse effect foreign exchange losses and higher discount rates on the PV of legacy financial guarantee installment premiums.
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
| Ambac Financial Group, Inc. 75 2022 Third Quarter FORM 10-Q |

to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage), (ii) changes to expected losses for policies which do not exceed their related unearned premiums and (iii) new reinsurance transactions.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of September 30, 2022, there were no material changes in the market risks that the Company is exposed to since December 31, 2021.
Item 4.     Controls and Procedures
In connection with the preparation of this third quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented in Part II, Item 1A in our Quarterly Report on Form 10-Q for the period ended June 30, 2022, which are hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the third quarter of 2022. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes.
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

	Jul-2022	Aug-2022	Sep-2022	Third Quarter 2022
Total Shares Purchased	2,580	10,320	620	13,520
Average Price Paid Per Share	$11.35	$12.10	$14.44	$12.06
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Approximate Dollar Value of Shares That may Yet be Purchased Under the Plan (in millions)	$21	$21	$21	$21

Item 3.    Defaults Upon Senior Securities — No matters require disclosure.

Item 5.    Other Information — No matters require disclosure.
| Ambac Financial Group, Inc. 76 2022 Third Quarter FORM 10-Q |

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

AMBAC FINANCIAL GROUP, INC.

Dated:	November 8, 2022	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)
| Ambac Financial Group, Inc. 77 2022 Third Quarter FORM 10-Q |