Form 10-K
period 2022-12-31
AMBAC FINANCIAL GROUP INC
filed 2023-03-01
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2022 was $510,068,047. As of February 24, 2023, there were 45,287,112 shares of Common Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement related to its annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I			PART II (CONTINUED)
1	Business	2		Balance Sheet	46
	Introduction	2		Accounting Standards	52
	Description of the Business	2		U.S. Insurance Statutory Basis Financial Results	52
	Enterprise Risk Management	9		Ambac UK Financial Results Under UK Accounting Principles	54
	Available Information	10		Non-GAAP Financial Measures	54
	Insurance Regulatory Matters and Other Restrictions	10	7A	Quantitative and Qualitative Disclosures about Market Risk	57
	Investments and Investment Policy	12	8	Financial Statements and Supplementary Data	59
	Employees	13	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	133
1A	Risk Factors	13	9A	Controls and Procedures	133
1B	Unresolved Staff Comments	25	9B	Other Information	134
2	Properties	25	PART III
3	Legal Proceedings	25	10	Directors, Executive Officers and Corporate Governance	134
4	Mine Safety Disclosures	25	11	Executive Compensation	134
PART II			12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	134
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25	13	Certain Relationships and Related Transactions, and Director Independence	135
6	Reserved	26	14	Principal Accountant Fees and Services	135
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27	PART IV
	Executive Summary	27	15	Exhibits, Financial Statement Schedules	135
	Critical Accounting Policies and Estimates	30		Schedule I—Summary of Investment	139
	Financial Guarantees in Force	32		Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	140
	Results of Operations	38		Schedule III—Supplementary Insurance Information	145
	Liquidity and Capital Resources	44	SIGNATURES		146

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
In this Annual Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac Financial Group’s (“AFG”) and its subsidiaries’ (collectively, “Ambac” or the “Company”) actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the high degree of volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation (“AAC”) and its subsidiaries or from the specialty property and casualty insurance business, the insurance distribution business, or related businesses; (3) inadequacy of reserves established for losses and loss expenses and the possibility that changes in loss reserves may result in further volatility of earnings or financial results; (4) potential for rehabilitation proceedings or other regulatory intervention or restrictions against AAC; (5) credit risk throughout Ambac’s business, including but not limited to credit risk related to insured residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including risks associated with Chapter 9 and other restructuring proceedings), issuers of securities in our investment portfolios, and exposures to reinsurers; (6) our inability to effectively reduce insured financial guarantee exposures or achieve recoveries or investment objectives; (7) our inability to generate the significant amount of cash needed to service our debt and financial obligations, and our inability to refinance our indebtedness; (8) Ambac’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (9) Ambac may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (10) greater than expected underwriting losses in the Company’s specialty property and casualty insurance business; (11) failure of specialty insurance program partners to properly market, underwrite or administer policies; (12) inability to obtain reinsurance coverage on expected terms; (13) loss of key relationships for production of business in specialty property and casualty and insurance distribution businesses or the inability to secure such additional relationships to produce expected results; (14) the impact of catastrophic public health, environmental or natural events, or global or regional conflicts, on significant portions of our insured portfolio; (15) credit risks related to large single risks, risk concentrations and correlated risks; (16) risks associated with adverse selection as Ambac’s financial guarantee insurance portfolio runs off; (17) the risk that Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (18) restrictive covenants in agreements and instruments that impair Ambac’s ability to pursue or achieve its business strategies; (19) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce financial guarantee risks in its insured portfolio; (20) disagreements or disputes with Ambac's insurance regulators; (21) loss of control rights in transactions for which we provide financial guarantee insurance; (22) inability to realize expected recoveries of financial guarantee losses; (23) risks attendant to the change in composition of securities in the Ambac’s investment portfolio; (24) adverse impacts from changes in prevailing interest rates; (25) events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisitions; (26) risks associated with the expected discontinuance of the London Inter-Bank Offered Rate; (27) factors that may negatively influence the amount of installment premiums paid to Ambac; (28) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith; (29) the Company’s ability to adapt to the rapid pace of regulatory change; (30) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (31) system security risks, data protection breaches and cyber attacks; (32) regulatory oversight of Ambac Assurance UK Limited (“Ambac UK”) and applicable regulatory restrictions may adversely affect our ability to realize value from Ambac UK or the amount of value we ultimately realize; (33) failures in services or products provided by third parties; (34) political developments that disrupt the economies where the Company has insured exposures; (35) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (36) fluctuations in foreign currency exchange rates; (37) failure to realize our business expansion plans or failure of such plans to create value; (38) greater competition for our specialty property and casualty insurance business and/or our insurance distribution business; (39) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (40) disintermediation within the insurance industry or greater competition from technology-based insurance solutions; (41) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; and (42) other risks and uncertainties that have not been identified at this time.
| Ambac Financial Group, Inc. 1 2022 FORM 10-K

Table of Contents,
PART I
Item 1.    Business
INTRODUCTION
Ambac Financial Group, Inc. ("AFG"), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac operates three principal businesses:
•Legacy Financial Guarantee ("LFG") Insurance — Ambac's financial guarantee business includes the activities of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiaries, including Ambac Assurance UK Limited (“Ambac UK”) and Ambac Financial Services LLC ("AFS"). Both AAC and Ambac UK are financial guarantee insurance companies that have been in run-off, having not underwritten any new business since 2008. AFS uses interest rate derivatives to hedge interest rate risk in AAC's insurance and investment portfolios.
•Specialty Property and Casualty Insurance — Ambac's Specialty Property and Casualty Insurance program business. Currently includes five admitted carriers and an excess and surplus lines (“E&S” or “nonadmitted”) insurer, Everspan Indemnity Insurance Company (all carriers collectively, “Everspan”). Three of the five admitted carriers were acquired in 2022. Everspan carriers have an AM Best rating of 'A-' (Excellent).
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business, which could include Managing General Agents and Underwriters (collectively "MGAs" or "MGA/Us"), insurance wholesalers, brokers and other distribution businesses, currently includes Xchange Benefits, LLC (“Xchange”) a P&C MGA specializing in accident and health products, All Trans Risk Solutions, LLC ("All Trans"), an MGA/U specializing in commercial automobile insurance for specific "for-hire" auto clauses, and Capacity Marine Corporation ("Capacity Marine"), a wholesale and retail brokerage and reinsurance intermediary specializing in marine and international risk. Refer to Note 4. Business Combination in this Annual Report on Form 10-K, for further information relating to these acquisitions.
Beginning in the first quarter of 2022, the Company began reporting these three business operations as segments; see Note 3. Segment Information for further information.
AFG, on a standalone basis, had $223 million in net assets (excluding its investment in subsidiaries) and net operating loss carry-forwards of $3,454 million ($1,824 million of which is allocated to AAC) at December 31, 2022.  See Schedule II for more information on the holding company.
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize long-term shareholder value through the execution of key strategies for its (i) Specialty Property and Casualty Insurance and Insurance Distribution businesses and (ii) Legacy Financial Guarantee Insurance.
Specialty Property and Casualty Insurance and Insurance Distribution strategic priorities include:
•Growing a Specialty Property and Casualty Insurance business which generates underwriting profits and an attractive return on capital from a diversified portfolio of commercial and personal liability risks accessed through program administrators.
•Building an Insurance Distribution business based on deep domain knowledge in specialty and niche classes of risk which generate attractive margins at scale. This will be achieved through acquisitions, new business “de-novo” formation and incubation, and product expansion supported by a centralized technology led shared services offering.
•Making opportunistic investments that are strategic to both the Specialty Property and Casualty Insurance and Insurance Distribution businesses.
Legacy Financial Guarantee Insurance strategic priorities include:
•Actively managing, de-risking and mitigating insured portfolio risk, and pursuing recovery of previously paid losses.
•Improving operating efficiency and optimizing our asset and liability profile.
•Exploring strategic options to further maximize value for AFG.
DESCRIPTION OF THE BUSINESS
Legacy Financial Guarantee Insurance:
Financial guarantee insurance policies provide an unconditional and irrevocable guarantee which protects the holder of a debt obligation against non-payment when due of the principal and interest on the obligations guaranteed. Pursuant to such guarantees, AAC and Ambac UK make payments if the obligor responsible for making payments fails to do so when due. AAC and Ambac UK wrote the last insurance policy in 2008 and have been in run-off ever since.
Ambac's Financial Guarantee business strategy is to increase the residual value of AAC and Ambac UK with the ultimate goal of monetizing such value through (i) dividends and capital distributions while managing their active run-off; (ii) one or more reinsurance transactions or other de-risking transactions that will accelerate or enhance the ability of AAC and/or Ambac UK to pay dividends and make capital distributions; (iii) the sale of all or portions of AAC and/or Ambac UK, or (iv) other strategic transactions to accelerate and/or enhance the above-stated corporate strategy. AAC and Ambac UK have been reducing risk within their insured portfolios and focusing on exposures to financially stressed municipal entities and asset-
| Ambac Financial Group, Inc. 2 2022 FORM 10-K

Table of Contents,
backed securities as well as large and concentrated exposures. Opportunities for remediating losses on poorly performing insured transactions depend on a number of factors including market conditions, the structure of the underlying risk and associated policy, as well as counterparty specific factors. AAC's ability to remediate risk and commute policies may be limited by available liquidity. Additionally, AAC and Ambac UK are actively managing their regulatory frameworks and seeking to optimize capital allocation in a complex insured portfolio that includes long duration obligations.
The execution of Ambac’s strategy to increase and monetize the residual value of AAC is subject to significant risk as well as the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC, as well as the Stipulation and Order among the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”), AFG and AAC that became effective on February 12, 2018, as amended (the “Stipulation and Order”), each of which requires OCI and, under certain circumstances, holders of the debt instruments benefiting from such restrictions, to approve certain actions taken by or in respect of AAC. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG. See Note 1. Background and Business Description to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Financial guarantee revenues consist mostly of premiums earned from run-off insurance contracts, net of reinsurance, and income on investments held in AAC's and Ambac UK's investment portfolios. Financial guarantee expenses consist of: (i) loss and commutation payments; (ii) loss adjustment expenses; (iii) interest expense on debt, (iv) operating expenses and (v) insurance intangible amortization.
AAC has a significant amount of debt outstanding in the form of principal and accrued but unpaid interest on surplus notes. Surplus notes are treated as capital for regulatory purposes as the obligation to pay principal and interest on them is subordinated to the obligation to pay policyholder claims and such payments cannot be made without the explicit authorization of the OCI. OCI is developing a new capital framework ("OCI's Runoff Capital Framework") to assist OCI with making decisions related to AAC's capital and liquidity management. OCI's Runoff Capital Framework is not yet complete and therefore we are not able to predict the results of such and what it may mean for our Legacy Financial Guarantee strategy, particularly as it relates to deleveraging AAC and distributing capital to AFG.
AAC’s ability to pay dividends to AFG has also been significantly restricted by the deterioration of AAC’s financial condition and by regulatory, legal and contractual restrictions. Substantial uncertainty remains as to AAC's ability to pay dividends to AFG and the timing of any such dividends, which constrains AFG's liquidity. Refer to "Dividend Restrictions, Including Contractual Restrictions" below and to Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in this Annual Report on Form 10-K, for more information on dividend payment restrictions.
Interest rate derivative transactions are executed through AFS, a wholly-owned subsidiary of AAC. Interest rate derivatives are used to partially hedge interest rate risk in the financial guarantee insurance and investment portfolios. Accordingly, interest rate derivatives are positioned to benefit from rising rates. AFS is required to post collateral in excess of the market value of interest rate derivatives when they are in a mark-to-market loss position. Early termination of AFS’s derivatives could result in losses. AFS has borrowed cash and securities from AAC to help support its collateral and margin posting requirements, termination payments and other cash needs. Given the reduction in the size of the financial guarantee insured portfolio, recent interest rate increases and other considerations, the size of the interest rate derivatives portfolio was materially reduced in the fourth quarter of 2022 and may be further reduced or eliminated in the future. AFS also maintains a few interest rate derivatives with legacy financial guarantee customers, the exposure to which is fully hedged.
Ambac manages a variety of risks inherent in its businesses, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A in this Annual Report on Form 10-K for further information.
Risk Management
Ambac’s financial guarantee insurance policies expose the Company to the direct credit risk of the assets and/or obligor supporting the guaranteed obligation. In addition, insured transactions expose Ambac to indirect risks that may increase our overall risk, such as credit risk separate from, but correlated with, our direct credit risk; market; model; economic, including the risk of economic recession; natural disaster; pandemic and mortality or other non-credit type risks. Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Guarantees in Force” section below for details on the financial guarantee insured portfolio.
The Risk Management Group ("RMG") is primarily responsible for the development, implementation and oversight of loss mitigation strategies, surveillance and remediation of the insured financial guarantee portfolio (including through the pursuit of recoveries in respect of paid claims and commutations of policies). Our ability to execute certain risk management activities may be limited by the restrictions set forth in the Settlement Agreement and the Stipulation and Order and other constraints, potentially including OCI's Runoff Capital Framework. See Note 1. Background and Business Description to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Ambac’s RMG has an organizational structure designed around four primary areas of focus: Surveillance, Risk Remediation, Credit Risk Management and Loss Reserving and Analytics.
Surveillance
Surveillance is focused on the early identification of potential stress and/or credit deterioration and the related analysis of credit exposures in the insured portfolio. Additionally,
| Ambac Financial Group, Inc. 3 2022 FORM 10-K

Table of Contents,
Surveillance evaluates the impact of changes in the economic, regulatory or political environment on the insured portfolio.
Analysts perform periodic credit reviews of insured exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Risk-adjusted surveillance strategies have been developed for each bond type with review periods and scope of review based upon each bond type’s risk profile. The risk profile is assessed regularly in response to our own experience and judgments or external factors such as the economic environment and industry trends. The focus of a credit review is to assess performance, identify credit trends and recommend credit classifications, ratings and changes to a transaction or bond type’s review period and surveillance requirements. Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the various credit classifications utilized by Ambac. If a problem is detected, the Surveillance group will then work with the Risk Remediation group on a loss mitigation plan, as necessary.
The insured portfolio contains exposures that are correlated and/or concentrated. RMG's surveillance activities include identifying these types of exposures and identifying the risks that would or could trigger credit deterioration across these related exposures. This is the case with student loans and residential mortgage-backed securities ("RMBS"), for example, which have several correlations including those associated with consumer lending, unemployment and home prices. In the future, Ambac’s portfolio may be subject to similar credit deterioration arising from concentrated and/or correlated risks. Examples of other such risks that could impact our portfolio, and that our surveillance is designed to monitor include the impact of potential municipal bankruptcy contagion, the impact of tax reform on state and municipal bond issuers, the impact of large scale domestic military cutbacks on our privatized military housing portfolio and event risk such as pandemics (e.g., COVID-19), natural disasters or other regional stresses. Most such risks cannot be predicted and may materialize unexpectedly or develop rapidly. Although our surveillance allows us to connect the event and stress to the related exposures and assign an adverse credit classification and estimate losses across the affected credits, when necessary, we may not have adequate resources or contractual rights and remedies to mitigate loss arising from such risks.
Risk Remediation
Risk Remediation activities are centered on exposure reduction and loss mitigation related to the insured portfolio. In particular, the focus is on reducing exposure to credits that have negative developing trends, the potential for future adverse development or are already adversely classified by, among other things, exercising rights and remedies, which may help to mitigate losses in the event of further deterioration or events of default, or, as available, working with an issuer to refinance, defease or otherwise retire debt.
Loss mitigation focuses on the execution of commutation and related claims reduction or workout strategies for policies with potential future claims. For certain adversely classified, survey list and watch list credits (as described in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K), risk remediation or loss mitigation plans are developed and implemented that may include actions such as working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize AAC’s exposure to potential loss. Other actions could include working with bond holders and other economic stakeholders to negotiate, structure and execute solutions, such as commutations. In addition, reinsurance is used as a remediation tool to reduce exposure to certain targeted policies and large concentrations.
Adversely classified, survey list and watch list credits are tracked closely as part of the risk remediation process and are discussed at regularly scheduled Credit Risk Management meetings (see discussion following in “Credit Risk Management”). In some cases, the RMG will engage restructuring or workout experts, attorneys and/or other consultants with appropriate expertise in the targeted loss mitigation area to assist in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.
Credit Risk Management ("CRM")
The CRM function manages the decision process for all material matters that affect credit exposures within the insured portfolio. CRM provides a forum for credit assessment discussions and approvals and drives consistency and timeliness. The scope of credit matters under the purview of CRM includes material amendments, consents and waivers, credit review scheduling, credit classifications, rating designations, review of watch list or adversely classified credits, sector reviews and overall portfolio reviews and risk mitigation updates. Formal plans or transactions that relate to risk remediation, loss mitigation or restructuring may also require AAC Risk Committee approval, as described below in the section entitled, "Enterprise Risk Management."
Control Rights
In certain domestic and international structured finance transactions, structured public finance transactions, public-private partnerships and other transactions, AAC and Ambac UK may be the control party as a result of insuring a transaction’s senior class or tranche of debt obligations. The control party may direct specified parties, usually the trustee, to take or not take certain actions following contractual defaults or trigger events. Control rights and the scope of direction and remedies vary considerably among our insured transactions. Because AAC and Ambac UK are party to and/or have certain rights in documents supporting transactions in the insured portfolio, they may receive requests for amendments, consents and waivers (“ACW”). Decisions to approve or reject ACWs are made by AAC’s and Ambac UK’s risk management groups based upon certain credit factors, such as the issuer’s ability to repay the bonds and the bond’s security features and structure.
Watch List and Adversely Classified Credits
Watch list and adversely classified credits are tracked closely by the RMG teams and discussed as part of the CRM process. The review schedule for adversely classified credits is tailored to the
| Ambac Financial Group, Inc. 4 2022 FORM 10-K

Table of Contents,
remediation plan to track and prompt timely action and proper internal and external resourcing. A summary of developments regarding adversely classified credits and credit trends is also provided to AFG’s, AAC’s and Ambac UK's Boards of Directors no less than quarterly.
Ambac assigns internal credit ratings to individual exposures as part of the surveillance process. These internal credit ratings, which represent Ambac’s independent judgments, are based upon underlying credit parameters consistent with the exposure type.
Loss Reserving and Analytics ("LRA")
The LRA function manages the quarterly loss reserving process for insured portfolio credits with projected policy claims. It also supports the development, operation and/or maintenance of various analytical models used in the loss reserving process as well as in other risk management functions.
P&C Industry Overview
We operate within the $800 billion U.S. P&C insurance market with a particular focus on the commercial MGA/U program market both on an Admitted and Excess & Surplus Lines ("E&S") basis.
Admitted and E&S Insurance
Insurance carriers sell commercial P&C products in the United States through one of two markets: the Admitted market and the E&S market.
The Admitted insurance market, which has highly regulated rates and policy forms, is more consistent in price and coverage. In the E&S market there is increased flexibility in pricing, terms, and conditions in response to evolving market dynamics, and E&S carriers can tailor insurance products to facilitate coverage that would not otherwise be attainable. This unique flexibility lends itself to providing specialist solutions for unique risks, which has driven meaningful growth within the E&S market over the last decade, which has exceeded the growth rate of the Admitted market.
According to data from AM Best, the E&S market generated approximately $83 billion of direct written premium in 2021 or 10% of the industry direct premium volume. The E&S market is more heavily focused in commercial lines and accounted for over 20% of total commercial direct written premium for the first time in 2021. For the period of 2011 through 2021 the E&S sector had a compound annual growth rate of 10% compared to 5% for the overall U.S. P&C sector.
Everspan presently has five admitted carriers, which are wholly-owned except as indicated below: Everspan Insurance Company; Greenwood Insurance Company; Consolidated National Insurance Company; 21st Century Auto Insurance Company of New Jersey; and Providence Washington Insurance Company, of which it owns 90.1%. Everspan Indemnity Insurance Company ("Everspan Indemnity"), an E&S carrier, which is eligible to write business in all U.S. states and territories, is also part of Everspan.
MGA/U Program Market
It is estimated that U.S. MGA/Us generate between $70 to $100 billion of direct premiums. We believe there are significant advantages to the MGA/U business model when it comes to capturing the opportunity in the E&S market and propelling profitable growth. MGA/Us are specialized types of insurance agents or brokers that are vested with underwriting authority from an insurer, administering programs and negotiating contracts on their behalf. This is a particularly useful vehicle for P&C insurers as MGA/Us tend to participate in the E&S market where specialized expertise is needed to underwrite policies. Additionally, MGA/Us are cost effective means for an insurer or reinsurer to access or grow a particular class of business they find attractive given the MGA/U already possesses product expertise and distribution capabilities.
The MGA/U sector is one of fastest growing segments of the U.S. P&C insurance market, doubling in size between 2011 and 2020, with loss ratios consistently lower than the P&C sector overall. In 2021, the U.S. market was estimated by a leading broker to have over 1,000 MGA/Us with 700 identified in statutory filings and another 350 estimated to fall below the filing threshold. We believe the growth in the MGA/U and program space is likely to continue as the industry continues its move towards increased specialization.
Specialty Property and Casualty Insurance
Everspan’s strategy as a hybrid insurer is to generate sustainable and profitable, long-term specialty property and casualty program insurance business with a focus on diverse classes of commercial and personal liability risks across an expanding roster of MGA/U partners. As a hybrid insurer Everspan may retain a percentage of the business it underwrites. Everspan's management team has significant years of experience in the program insurance business and has long-standing and broad relationships with MGA/Us, reinsurers, brokers, producers and third-party claims administrators ("TPAs"). Everspan sources business through program administrators and managing general agents, reinsurers, brokers, producers and others. Everspan is developing long-term relationships with its distribution partners. Subject to Everspan's operational oversight, Everspan engages these third parties to market and administer policies and handle claims within defined authorities on Everspan's behalf.
Everspan is focused on generating strong underwriting results and program fee income from its participatory fronting business model. For the year ended December 31, 2022, Everspan issued insurance policies generating $146 million of gross written premium, of which Everspan retained approximately 20% with the balance ceded to quota share reinsurers.
The following table sets forth our largest lines of business for the year ended December 31, 2022:
| Ambac Financial Group, Inc. 5 2022 FORM 10-K

Table of Contents,

($ in millions) Year Ended December 31,	2022	2021
Gross written premiums by line of business:
Commercial auto liability	$117.2	$12.6
Commercial auto physical damage	12.6	—
General liability	6.0	—
Excess liability	4.8	0.5
Surety	4.4	—
Other	1.3	—
Gross written premiums	$146.4	$13.0
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
Everspan purchases reinsurance to manage its net retention on individual risks and overall exposure to losses, while providing it with the ability to offer policies with sufficient limits to meet producer and policyholder needs. Generally, reinsurance contracts are specific to a program, are purchased on an annual basis, and are subject to renegotiation at renewal. The key contractual provisions include, but are not limited to, those relating to ceding commissions, fronting fees, required reports to reinsurers, responsibility for taxes, arbitration in the event of a dispute and Everspan's termination rights when, among other triggers, a reinsurer defaults (such as by failing to collateralize its obligations when required) or its financial strength falls below an agreed level. Everspan’s ceded reinsurance contracts do not legally discharge Everspan from its primary liability for the full amount of the policies, and Everspan will be required to pay the loss and bear collection risk if a reinsurer fails to meet its obligations under the reinsurance agreement.
Everspan mitigates this credit risk by selecting well capitalized, highly rated, authorized capacity providers, or requiring that the capacity provider post collateral, typically in the form of letters of credit issued by NAIC-qualified financial institutions, to secure the reinsured risks.
The following graph shows our reinsurance carriers' AM Best rating based on share of ceded premium for the year ending December 31, 2022:
(1)NR represents reinsurance carriers not rated by AM Best. Generally, under the terms of reinsurance contracts with such carriers the reinsurer is required to post collateral to Everspan.
See Note 8. Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information on reinsurance recoverables, including the evaluation for credit impairments.
Competitive Strengths:
Specialty Property and Casualty Insurance is a competitive industry. Everspan believes that it can successfully operate in this industry in part based upon the following competitive strengths.
•Experience — Everspan has an experienced leadership team across underwriting, pricing, claims, and business development with an average tenure of over 30 years in the insurance industry.
•Underwriting Focused Strategy — Everspan is driven by underwriting performance, which is achieved via comprehensive diligence and monitoring of MGA/U partners from our in-house pricing actuaries, claims executive, and program managers. This underwriting focus also aides in achieving and maintaining support from the reinsurance partners.
•Risk Appetite — Everspan may retain up to 30% of the risk it underwrites. This meaningful participation serves to align interests with our reinsurers.
•Commitment to Program Distribution — Everspan does not have any direct distribution capability as it is committed to the program market distributed through MGA/Us. As a result, Everspan does not have channel conflicts which would compete with programs partners in underwriting business.
•Nimble Platform — A simplified organizational structure which allows Everspan to be efficient and quick in responding to the needs of program partners as well as finding customized solutions. We believe this provides a competitive advantage to the more traditional competitors in the market.
| Ambac Financial Group, Inc. 6 2022 FORM 10-K

Table of Contents,
•Aligned Ownership — Everspan has a stable ownership structure which is equally focused on long-term value creation based on strong underwriting performance. This alignment of interest and strategic vision allows Everspan to leverage resources across the Company and access capital for future initiatives.
Competition:
Everspan faces competition from program business market participants such as Accelerant Specialty, Accredited America, Benchmark Insurance Company, Clear Blue Insurance Group, Core Specialty, Falls Lake Insurance, Fortegra Insurance Group, Obsidian, Spinnaker, State National, Transverse Insurance Group, and Trisura. Most of these entities have both admitted and E&S carriers. Competition may take the form of lower ceding fees, broader coverages, greater product flexibility, higher coverage limits, greater customer service or higher financial strength ratings by independent rating agencies. Few barriers exist to prevent existing insurers from entering target markets within the property and casualty industry. Market conditions and capital capacity influence the degree of competition at any point in time. During periods of excess underwriting capacity, as defined by the availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable for insurers. Historically, the performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. At any given time, Everspan's portfolio of insurance products could experience varying combinations of these characteristics. This cyclical market pattern can be more pronounced in the specialty insurance and reinsurance markets in which Everspan competes than in the standard insurance market. For the last several years the property and casualty industry has been in a period of high premium rates with a shortage of underwriting capacity. While not anticipated to end in the short-term, this cyclical period will eventually end, perhaps unexpectedly. The end of this favorable cycle could have negative consequences for Everspan's growth and profitability prospects.
Business Acquisition and Program Partner Selection:
With our focus on generating long-term underwriting profitability, we are selective in adding new program partners. We look for program partners that share our vision of underwriting performance and return expectations and consequently are selective about with whom we partner. In 2022 we reviewed over 180 submissions and agreed to contract with nine MGA/Us.
As noted above, most of Everspan’s programs are sourced either from MGA/Us or through other third parties, such as reinsurance brokers, that are seeking to provide customized insurance solutions that require a carrier with a high rating from AM Best. Everspan works with MGA/Us that leverage both data and technology to streamline or improve the underwriting process.
For each new opportunity that Everspan chooses to evaluate, an initial evaluation of the MGA/U is conducted, including an assessment of its underwriting approach, philosophy, size, quality of management, past performance, future performance targets and, above all, compatibility with Everspan’s operating model, risk appetite, and existing book of business. Everspan conducts substantial due diligence on all program partners led by the Underwriting Risk Committee which is chaired by Everspan’s Chief Underwriting Officer. As part of the diligence process, Everspan works closely with potential MGA/Us to design program underwriting guidelines, ongoing reporting and auditing requirements. Everspan also typically requires the producing partner to retain underwriting risk or otherwise align incentives with program underwriting performance.
Additionally, as part of the diligence process for each program, Everspan will perform a review of the claims management function, typically performed by a TPA, which in some cases are managed by the MGA/U or producing partner. Diligence focuses on claims handling and litigation management, compliance, finance, governance, staff and vendor management, data and IT.
After due diligence is completed and acceptable reinsurers are identified, each program is presented to the Underwriting Risk Committee for final approval. The Underwriting Risk Committee will consider recommendations made by the credit subcommittee regarding the financial strength of the MGA/Us and/or reinsurers.
Ongoing monitoring:
For active programs, Everspan authorizes MGA/Us to underwrite and bind coverages in accordance with approved underwriting guidelines and delegates authority to the TPA for claims adjustment and payment. Everspan closely monitors each MGA/U and TPA’s adherence to the agreed upon underwriting and claims guidelines. Everspan will conduct periodic reviews of loss experience, rate levels, reserves and the overall financial health of the MGA/U and TPA and hold monthly underwriting meetings with both the MGA/U and TPA. Underwriting and claims data is provided by the MGA/Us and TPAs monthly. Additionally, Everspan conducts underwriting, claims and accounting audits, generally on-site, at least once a year for MGA/U and TPA partners which administer a material amount of Everspan's business. Everspan maintains the right to terminate relationships with its MGA/Us and TPAs. Reasons to terminate a relationship include an inability to produce targeted underwriting results, writing exposures outside of agreed upon risk tolerances, delinquency in meeting reporting requirements, a change of strategic direction, or failure to meet collateral or other commitments to Everspan.
Ratings:
Everspan carriers have an AM Best FSR of 'A-' (Excellent) and Financial Strength Category of Class VIII. Risk is shared among the Everspan carriers via a reinsurance agreement and an intercompany pooling agreement (the "Everspan Pool"). We view this rating and financial size category as a competitive advantage in the marketplace. Ratings are an important factor in assessing Everspan’s competitive position, operation capabilities and risk management in the insurance industry.
| Ambac Financial Group, Inc. 7 2022 FORM 10-K

Table of Contents,
Insurance Distribution
Ambac’s Insurance Distribution business, Cirrata Group ("Cirrata"), has a strategy to build a diversified portfolio of MGA/Us covering various P&C products. Ambac plans to grow the Insurance Distribution business using several strategies, including (i) organic growth, (ii) additional acquisitions and/or partnerships, and (iii) hiring experienced underwriting teams to incubate start-up MGA/Us. Key criteria include a track record of profitability and a seasoned management team. Insurance underwritten through Ambac's MGA/Us may utilize Everspan as an insurance carrier, but will not be required to do so, depending on strategic and operational considerations. The Insurance Distribution business derives its revenues from commissions, fees, and other non-risk bearing means of compensation. For the years ended December 31, 2022 and 2021, Insurance Distribution generated gross commission revenue of $31 million and $26 million, respectively.
The following table sets forth our Premiums Placed by line of business:

($ in millions) Year ended December 31,	2022	2021
Premiums placed by line of business:
Employee stop loss	$72	$71
Limited and Short-term medical	48	45
Commercial auto	11	—
Other	4	2
Premiums placed	$135	$117
Cirrata's portfolio at December 31, 2022 includes the following entities:
Xchange — On December 31, 2020, Ambac acquired a controlling interest in Xchange. Xchange operates through specialty producers in accident and health ("A&H") sectors across the U.S. which are typically not targeted by large direct writers and to whom Xchange can provide customized offerings. Xchange conducts business through approximately ten insurance carriers and dozens of agents and other distributors.
Xchange's main products for which it is delegated underwriting authority by insurance carriers include:
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
Xchange Re ("MGA/U") / Distribution Re ("Captive") — in January 2023, Xchange launched two new growth initiatives; Xchange Re an A&H reinsurance MGA/U and Distribution Re a protected cell captive insurance company domiciled in Tennessee which will mainly insure high deductible medical stop loss plans. Xchange does not intend to accept or retain any risk from Distribution Re.
All Trans — Effective November 1, 2022, Ambac acquired a controlling interest in All Trans. All Trans is a full service managing general underwriter with delegated underwriting authority in commercial automobile insurance for specific "for-hire" auto classes, specifically focused on the private school bus, motor coach, and livery operators. All Trans' track record of performance has allowed the company to maintain a consist panel of insurance carriers with several of the relationships going back over 25 years.
Capacity Marine — Effective November 1, 2022, Ambac acquired a controlling interest in Capacity Marine. Capacity Marine is a wholesale and retail brokerage and reinsurance intermediary specializing in more sophisticated marine and international risk in expsoures such as ports, terminals, and stevedores.
In addition to existing MGA/Us and acquisitions, de novo MGA/U formations will be a core element of the Insurance Distribution segment's growth strategy. In 2022, Cirrata hired two business leaders with plans to launch MGA/Us in 2023.
Cirrata's businesses are compensated for their services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in some cases for managing claims under agency agreements. Commission revenues are usually based on a percentage of the premiums paid by the insured. The businesses are also eligible to receive profit sharing contingent commissions on certain programs based on the underwriting results of the policies they write, which may cause some variability in revenue and earnings recognition.
Gross Commission revenues in 2022 were predominantly from Xchange, whose programs are generally underwritten in January and July resulting in revenue and earnings concentrations in the first and third quarters each calendar year. Given the recent acquisitions and de novo launches, this seasonality is likely to become more muted over time.
Core expenses at Cirrata include commissions the businesses pay to their independent agents / producers and compensation for their management and staff. Commission expenses are a variable cost as we pay a percentage of premiums written to the agents / producers.
Commission revenue and expense growth will be driven by the businesses' continued expansion and diversification of its products across regions, products, and carriers.
Competitive Strengths:
•Deep specialty domain knowledge — Our Insurance Distribution businesses are anchored by a deep specialty domain knowledge in their respective classes of business. This knowledge is key to generating the underwriting results necessary to maintain long-standing carrier relationships.
| Ambac Financial Group, Inc. 8 2022 FORM 10-K

Table of Contents,
•Long standing carrier relationships — Our MGA/Us strive towards long and durable carrier relationships supported by a focus on underwriting profitability. P&C insurance is a cyclical industry with opportunistic players entering and exiting the business. We believe that growing multi-year carrier relationships are evidence of the value created by our MGA/U, a value which we believe should sustain through routine market cycles.
•Strong distribution relationships — Distribution relationships provide value in several ways. First, carrier partners are looking for both underwriting expertise and distribution access when working with MGA/Us. In addition the quality of distribution relationships helps in allowing our MGA/Us access to higher quality risks from the wholesale and retail agents which we believe over time will help produce better underwriting results..
Competition:
The MGA/U insurance sector is highly competitive, and firms actively compete with Cirrata's businesses for customers and insurance carrier capacity.
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
•In the commercial auto "for-hire" classes All Trans competes with a variety of carriers both national and regional. Overall, carriers have been cutting back on their participation and or capacity in commercial auto due to poor underwriting performance, which has benefited All Trans which is focused on narrower niche classes of risk within the larger commercial auto sector. This competitive environment has allowed All Trans to price properly and provide strong underwriting results. All Trans competes with Lancer insurance, National Interstate, Utica, RLI and various other MGA/U companies.
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
•The Governance and Nominating Committee oversees the management of risk primarily associated with Ambac’s ability to attract and retain quality directors, Ambac’s corporate governance programs and practices and our compliance therewith, including integration of ESG and sustainability policies, practices and goals into the Company's business strategy and decision making. Additionally, the Governance and Nominating Committee oversees the processes for evaluation of the performance of the Board of Directors and its committees each year and considers risk management effectiveness as part of its evaluation. This committee also reviews succession plans for Ambac's executive officers, including the Chief Executive Officer. The Governance and Nominating Committee also performs oversight of the business ethics and compliance program, and reviews compliance with Ambac’s Code of Business Conduct.
•The Strategy Committee oversees the management of risk and risk appetite primarily with respect to strategic plans and initiatives.
The Board of Directors receives quarterly updates from Board committees and the Board provides guidance to individual committee activities, as appropriate.
| Ambac Financial Group, Inc. 9 2022 FORM 10-K

Table of Contents,
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
•The AAC Risk Committee's objective is to provide oversight of the key risk remediation issues impacting AAC. The purview of the committee is to review and approve risk remediation activities for the financial guarantee insured portfolio. Additionally, the Risk Committee will provide oversight and review new risk remediation structures or approaches in connection with risk remediation plans or anticipated transactions. Members of the Risk Committee include the CEO, Head of Risk Management, CFO and senior managers from throughout risk, corporate services, operations, legal and finance.
•The Disclosure Committee's objective is to assist the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. Members of the Disclosure Committee include the CEO, CFO, Chief Accounting Officer, General Counsel, Chief Operating Officer, Head of Risk Management and senior managers from finance and legal.
•The AAC Reserve Committee's objective is to provide oversight and review of the reserving process at AAC and AUK. The committee reviews and discusses, on at least a quarterly basis, reserve-related developments and key metrics and assumptions, including, but not limited to, credit, economic, interest rates, legal and regulatory. The committee gives approval to proceed with the development of loss estimates and related projections utilized in developing the consolidated quarterly reserves of the legacy financial guarantee business. Members of the Reserve Committee include the CEO, Head of Risk Management, CFO, General Counsel and senior managers throughout risk, legal and finance.
•Everspan established an Underwriting Risk Committee in 2021 to provide oversight of the active underwriting operations of Everspan, develop underwriting parameters, and assist the Boards of the Everspan companies in overseeing the integrity and effectiveness of Everspan’s underwriting risk management framework. Members of the committee include the CEO, key members of Everspan management and other senior managers or advisors of
Ambac. Additionally, a Reinsurance and Program Administrator Credit Risk sub-committee was established at the direction of the Underwriting Risk Committee to assist with the management of credit risk emanating from ceded reinsurance and program administrators.
AVAILABLE INFORMATION
Our Internet address is www.ambac.com. We make available through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One World Trade Center, 41st Floor, New York, New York 10007, Attn: Investor Relations, telephone: 212-208-3222 email: ir@ambac.com. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Annual Report on Form 10-K or other filings with the SEC and the information contained on our website is not part of this document.
INSURANCE REGULATORY MATTERS AND OTHER RESTRICTIONS
Regulatory Matters
United States
AAC is domiciled in the state of Wisconsin and is therefore subject to the insurance laws and regulations of the State of Wisconsin and regulated by the Wisconsin Office of the Commissioner of Insurance (“OCI”) as a domestic insurer. Everspan Indemnity and its wholly owned subsidiary, Everspan Insurance Company ("Everspan Insurance") are domiciled in the state of Arizona and are therefore subject to the insurance laws and regulations of the State of Arizona and regulated by the Arizona Department of Insurance and Financial Institutions as domestic insurers. The subsidiaries of Everspan Insurance are domiciled in various States and are therefore subject to the insurance laws and regulations of their respective domiciliary States and regulated by the insurance departments of those States as domestic insurers. AAC, Everspan Insurance and its subsidiaries are also subject to the insurance laws and regulations of the other jurisdictions in which they are licensed and operate as foreign insurers in such jurisdictions. See Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information on regulatory restrictions.
Pursuant to the terms of the Settlement Agreement and the Stipulation and Order, AAC must seek prior approval by OCI of certain corporate actions. The Settlement Agreement and Stipulation and Order include covenants which restrict the operations of AAC. The Settlement Agreement will remain in force until the surplus notes issued thereunder have been redeemed, repurchased or repaid in full. The Stipulation and Order will remain in force for so long as OCI determines it to be necessary. Certain of the restrictions in the Settlement
| Ambac Financial Group, Inc. 10 2022 FORM 10-K

Table of Contents,
Agreement may be waived with the approval of the OCI and/or the requisite percentage of holders of AAC's surplus notes. OCI's Runoff Capital Framework is not yet complete and therefore we are not able to predict the results of such and what it may mean for our Legacy Financial Guarantee Strategy, particularly as it relates to deleveraging AAC and distributing capital to AFG.
The Insurance Distribution businesses, branded as Cirrata, like other MGA/Us, program administrators and brokers, may be subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business.
Cybersecurity and Privacy Regulation
Ambac and its subsidiaries are subject to various U.S. Federal and state laws and regulations with respect to privacy, data protection and cybersecurity that require financial institutions, including insurance companies and agencies, to safeguard personal and other sensitive information, and may provide for notice of their practices relating to the collection, disclosure and processing of personal information, disclosure of cybersecurity risk management practices, reporting of cybersecurity incidents, and implementation of governance practices. For example, the National Association of Insurance Commissioners (“NAIC”) adopted the NAIC Insurance Data Security Model Law (#668) (“NAIC Model Law”) that creates rules for insurers and other covered entities addressing data security and the investigation and notification of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. Legislation based on the NAIC Model Law has been enacted in several states and may be enacted in other states. Certain of our subsidiaries, as insurance companies and agencies licensed in the State of New York, are also required to comply with the New York Department of Financial Services (“NYDFS”) cybersecurity regulation, which establishes requirements for covered financial services institutions to implement a cybersecurity program designed to protect the confidentiality, integrity and availability of information systems of regulated entities, and information stored on those systems. The regulation imposes a governance framework for cybersecurity program, risk based minimum standards for technology systems for data protection, monitoring and testing, third-party service provider reviews, security incident response and reporting to NYDFS of certain security incidents, annual certifications of regulatory compliance to NYDFS, and other requirements. Amendments proposed to the NYDFS cybersecurity regulation will impose additional security requirements and new governance obligations.
The California Consumer Privacy Act, went into effect in January 2020, and provides additional privacy rights for California residents, and in November 2020, California further expanded privacy rights for California residents by enacting the California Privacy Rights Act, which became effective January 1, 2023. Colorado, Connecticut, Utah and Virginia have enacted similar privacy laws. We anticipate federal and state regulators to continue to enact legislation related to privacy and cybersecurity, which may require additional compliance investments and changes to policies, procedures and operations.
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
United Kingdom
The Prudential Regulatory Authority ("PRA") and Financial Conduct Authority ("FCA") (and their predecessor regulator the Financial Services Authority (“FSA”)) exercise significant oversight over Ambac UK. In 2009, the FSA limited Ambac UK’s license to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its insurance portfolio in the United Kingdom. See Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information on regulatory restrictions.
Regulation of Change in Control
Under applicable insurance law, any acquisition of control of AFG, or any other direct or indirect acquisition of control of AAC or one or more members of the Everspan, requires the prior approval (or non-disapproval) of the domiciliary regulator of the acquired company (or, in the case of AFG, the domiciliary regulators of AAC and each member of Everspan). “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the applicable insurance regulator, upon application, determines otherwise. For purposes of this test, AFG believes that a holder of common stock having the right to cast 10% or more of the votes which may be cast by the holders of all shares of common stock of AFG would be presumably deemed to have control of AAC, Everspan Indemnity, Everspan Insurance and its subsidiaries within the meaning of applicable insurance laws and regulations, although insurance regulators may in their discretion deem control not to exist where, for example, control is disclaimed by a passive investor. The United Kingdom has similar requirements applicable in respect of AFG, as the ultimate holding company of Ambac UK.
Dividend Restrictions, Including Contractual Restrictions
Due to contractual and regulatory restrictions, AAC has been unable to pay ordinary dividends to AFG since 2008 and will be unable to pay ordinary dividends in 2023. AAC’s ability to pay dividends is restricted by the Settlement Agreement, the Stipulation and Order and the terms of its Auction Market Preferred Shares ("AMPS"), and may be affected by OCI's Runoff Capital Framework when implemented. See Note 9. Insurance Regulatory Restrictions to the Consolidated Financial
| Ambac Financial Group, Inc. 11 2022 FORM 10-K

Table of Contents,
Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information on dividends. As a result of these restrictions, substantial uncertainty remains as to AAC's ability to pay dividends to AFG and the timing of any such dividends.
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
While the UK insurance regulatory laws impose no statutory restrictions on an insurer’s ability to declare a dividend, the PRA’s and FCA’s rules governing capital extraction by insurance firms in run off require Ambac UK to consider its future capital requirements over a 3 to 5 year period in both base case and downside stress scenarios before declaring a dividend. This typically means that insurers are required to hold a buffer above regulatory capital requirements before dividends can be considered. Further, the FSA amended Ambac UK’s license in 2010 such that the PRA must specifically approve any transfer of value and/or assets from Ambac UK to AAC or any other Ambac group company, other than in respect of certain disclosed contracts between the two parties (such as in respect of a management services agreement between AAC and Ambac UK). As a result, Ambac UK is not expected to pay any dividends to AAC in the near future.
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
Ambac's MGA/U subsidiaries are not restricted from paying dividends to their owners, including Cirrata Group, LLC ("Cirrata"), which is 100% owned by AFG. Xchange Benefits has regularly made quarterly distributions to Cirrata. It is expected that All Trans and Capacity Marine will also make regular distributions to their owners, including Cirrata. Cirrata's newly formed MGA/Us are not expected to make regular distributions to their owners until they become profitable.
INVESTMENTS AND INVESTMENT POLICY
As of December 31, 2022, the consolidated non-VIE investments of Ambac had an aggregate fair value of approximately $2,593 million. Investments are primarily managed by third party investment management firms overseen by internal investment professionals. All investments are made in accordance with the general objectives, policies, and guidelines for investments approved by the Board of Directors of the applicable subsidiary. These policies and guidelines include liquidity, credit quality, diversification and duration objectives and are periodically reviewed and revised as appropriate. Additionally, senior credit personnel monitor the portfolio on a continuous basis.
As of December 31, 2022, the AAC and Everspan non-VIE investment portfolios had an aggregate fair value of approximately $1,816 million. The investment objective is to achieve the highest risk-adjusted after-tax return on a diversified investment portfolio consistent with the respective company's risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. In addition to internal investment policies and guidelines, the investment portfolio of each company is subject to limits on the types and quality of investments imposed by applicable insurance laws and regulations of the jurisdictions in which it is licensed. The Board of Directors of each respective subsidiary approves any changes to the respective investment policies. Within its guidelines, AAC opportunistically purchases and sells AAC and Ambac UK insured securities given their relative risk/reward characteristics. In certain instances, AAC may exceed its established credit rating or concentration limits with appropriate regulatory approval. Changes to AAC’s investment policies are subject to approval by OCI pursuant to covenants made by AAC in the Settlement Agreement and the Stipulation and Order, and may be affected by OCI's Runoff Capital Framework as discussed above in Insurance Regulatory Matters and Other Restrictions. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for more information. Such requirements could adversely impact the performance of the investment portfolio.
As of December 31, 2022, the non-VIE Ambac UK investment portfolio had an aggregate fair value of approximately $574 million. Ambac UK’s investment policy is designed with the primary objectives of ensuring a reasonable risk-adjusted return over the remaining runoff of the insured portfolio and that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holder claims. Ambac UK’s investment portfolio is primarily diversified fixed maturity securities and pooled investment funds. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by its regulator. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
| Ambac Financial Group, Inc. 12 2022 FORM 10-K

Table of Contents,
As of December 31, 2022, the non-VIE AFG (parent company only, excluding investments in subsidiaries) investment portfolio had an aggregate fair value of approximately $203 million. The primary investment objective is to preserve capital for strategic uses while maximizing income. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.
The following table provide certain information concerning the consolidated investments of Ambac:

	2022		2021
Investment Category ($ in millions) December 31,	Carrying Value (2)	Weighted Average Yield (1)	Carrying Value (2)	Weighted Average Yield1)
Municipal obligations	$43	4.6%	$340	5.3%
Corporate securities	598	2.6%	613	2.2%
Foreign obligations	76	1.5%	87	0.5%
U.S. government obligations	65	1.9%	60	1.0%
Residential mortgage-backed securities	238	8.3%	252	7.3%
Commercial mortgage-backed securities	15	5.5%	—	—%
Asset-backed securities	361	7.0%	393	5.0%
Short-term investments	572	4.0%	519	—%
Total fixed maturity-available-for-sale	1,966	4.4%	2,265	2.9%
Fixed maturity securities - trading (3)	59	—%	—	—%
Other investments (4)	568	—%	690	—%
Total	$2,593	4.4%	$2,955	2.9%
(1)    Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term fixed-maturity investments.
(2)    Includes investments guaranteed by AAC and Ambac UK ("Ambac insured"). Refer to Note 5. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further discussion of Ambac insured securities held in the investment portfolio.
(3)    Fixed maturity securities held for trading are Puerto Rico municipal obligations received by AAC in connection with the PROMESA restructuring process as described further in Note 8. Insurance Contracts of the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
(4)    Other investments consist primarily of interests in pooled investment funds that are either classified as trading securities or are reported under the equity method. Refer to Note 5. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information about Other investments.
EMPLOYEES
As of December 31, 2022, Ambac had 145 employees in the United States and 10 employees in the United Kingdom. Our 2022 voluntary turnover rate was approximately 7.1%. Ambac considers its employee relations to be satisfactory.
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
Item 1A.    Risk Factors ($ in millions)
Capitalized terms used but not defined in this section shall have the meanings ascribed thereto in Part I, Item 1 in this Annual Report on Form 10-K or in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K unless otherwise indicated.
Our risk factors are organized in the following sections
Risks Related to AFG Common Shares
The price per share of AFG's common stock may be subject to a high degree of volatility, including significant price declines.
Ambac's legacy financial guarantee business is in run-off and faces significant risks and uncertainties described elsewhere in Part I, Item 1A. Risk Factors. In addition, Ambac's Specialty Property and Casualty Insurance and Insurance Distribution businesses are new and relatively small and therefore are also subject to uncertainties described elsewhere in Part I, Item 1A. Risk Factors. Although AFG's common stock is listed on the New York Stock Exchange ("NYSE"), there can be no assurance as to the liquidity of the trading market or the price at which such shares can be sold. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:
•adverse developments in our financial condition or results of operations;
•changes in the actual or perceived risk within our Legacy Financial Guarantee ("LFG") insured portfolio;
•changes to regulatory status;
•changes in investors’ or analysts’ valuation measures for our stock;
| Ambac Financial Group, Inc. 13 2022 FORM 10-K

Table of Contents,
•market perceptions of our success, or lack thereof, in pursuing and implementing our Specialty Property and Casualty Insurance and Insurance Distribution businesses and our new business strategy more generally;
•the impact or perceived impact of any acquisition, disposition or other strategic transaction, including entry into a new line of business, on the value or long-term prospects of the Company;
•adverse developments in the industries and markets in which we operate, including the property and casualty insurance, underwriting and brokerage industries and the fixed income and equity capital markets;
•adverse market and/or economic conditions, such as those caused by a recession or inflation, which increase our risk of loss on insurance polices and depress the value and/or liquidity of our investments and other assets; and
•results and actions of other participants in our industries.
The price of AFG's shares may also be affected by the risks described below, including risks associated with AAC’s ability to deliver value to AFG. Investments in AFG's common stock may be subject to a high degree of volatility.
AFG may not be able to realize value from its LFG businesses.
The value of AFG's common stock is partially dependent upon realizing residual value from AAC by means of a full or partial sale and/or the receipt of dividends and the receipt of payments pursuant to the intercompany expense sharing and cost allocation agreement (the "Cost Allocation Agreement"). There can be no assurance that AFG will be able to realize residual value through a sale of or receipt of dividends from AAC, which is in run-off. AFG's ability to realize residual value from AAC will depend upon, amongst other considerations, AAC's ability to satisfy all of its obligations that are senior to AFG's equity interests, including obligations to policyholders, surplus note holders and preferred stock holders. AAC's ability to satisfy all of its obligations that are senior to AFG's equity depends on a number of considerations, including its ability to partially or fully recover losses previously paid; avoid material losses from litigation, mitigate losses from its insured portfolio, which is subject to significant risks and uncertainties, including as a result of varying potential perceptions of the value of AAC’s guarantees and securities; realize material value from its investment in Ambac UK; and repay its indebtedness in a timely manner such that accruing interest costs are manageable. Payments of principal and interest on AAC's surplus notes are subject to the express approval of the Wisconsin OCI.
Increased loss development in the LFG insured portfolio or significant losses from litigation or other events or circumstances may prompt OCI to determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to AAC or to issue supervisory orders that impose restrictions on AAC, either preemptively or in response to any such event or circumstance.
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
Due to the above considerations, as well as applicable legal and contractual restrictions described elsewhere herein, substantial uncertainty remains as to AAC's ability to pay dividends to AFG and the timing of any such dividends. Furthermore, the payments to be made to AFG under the intercompany Cost Allocation Agreement are subject to, in certain instances, OCI approval, making the amount and timing of such payments uncertain.
Ambac is planning to further develop and expand its Specialty Property and Casualty Insurance and Insurance Distribution businesses; however, such plans may not be realized, or if realized, may not create value and may negatively impact our financial results.
The value of AFG's common stock depends in part upon the ability of Ambac to generate earnings apart from AAC. Ambac is planning to further develop and expand its Specialty Property and Casualty Insurance business and Insurance Distribution business. Such plans may involve additional acquisitions of assets or existing businesses and the development of businesses through new or existing subsidiaries. Currently, it is not possible to fully predict the future prospects or other characteristics of such businesses. While we expect to conduct business, financial and legal due diligence in connection with the evaluation of any future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. Efforts to pursue certain business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our operating results and financial condition. To implement our growth strategy, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees and effectively integrate any acquisitions we make in our effort to achieve growth. No assurance can be given that Ambac will successfully execute its plans for new business, generate any earnings or value from new businesses or be able to successfully integrate any such business into our current operating structure. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.
Our business performance and growth plans could be negatively affected if we are not able to gain internal efficiencies through
| Ambac Financial Group, Inc. 14 2022 FORM 10-K

Table of Contents,
the application of technology across our businesses or effectively apply technology in facilitating integrated operations and driving value through innovation and technology-based solutions. Conversely, investments in internal systems or innovative product offerings may fail to yield sufficient return to cover their investments.
Our ability to successfully manage ongoing organizational changes could impact our business results, where the level of costs and/or disruption may be significant and change over time, and the benefits may be less than we originally expect.
Should changes in Ambac’s circumstances or financial condition or in the political, economic and/or legal environment occur, there can be no assurance that all or any part of our strategy and/or initiatives will not be abandoned or amended to take account of such changes. Any such adjustment or abandonment may have a material adverse effect on our securities.
Risks Related to the Company's Business
Loss reserves for the LFG business may not be adequate to cover potential losses, and changes in loss reserves may result in further volatility of net income and comprehensive income.
LFG loss reserves are established when management has observed credit deterioration in its insured credits. Loss reserves established with respect to our LFG insurance policies issued to beneficiaries, including VIEs for which we do not consolidate the VIE, are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default; the severity of loss upon default; management’s ability to execute policy commutations, restructurings and other loss mitigation strategies; and estimated subrogation and other loss recoveries. The objective of establishing loss reserve estimates is not to, and our loss reserves do not, reflect the worst possible outcomes. While our reserving scenarios reflect a wide range of possible outcomes (on a probability weighted basis), reflecting the significant uncertainty regarding future developments and outcomes, our loss reserves may change materially based on future developments. As a result of inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that either the actual losses in our financial guarantee insurance portfolio will not exceed such reserves or that our reserves will not materially change over time as circumstances, our assumptions, or our models change.
Catastrophic public health or environmental events, like the COVID-19 pandemic or those associated with natural disasters, that result in material disruption of economic activity, loss of human life or significant property damage, can have a materially negative impact on the financial performance of issuers of obligations insured by AAC and Ambac UK. Such stresses could result in liquidity claims or permanent losses.
Public health crises and/or natural disasters can cause economic and financial disruptions that may adversely affect, our business and results of operations. In particular, Ambac insures the obligations of a number of issuers that may be substantially affected by the prolonged economic effects of pandemics (such as COVID-19), other public health crises or environmental events, and natural disasters such as municipalities and securitizations, including those backed by consumer loans such as mortgages or student loans. Municipalities and their authorities, agencies and instrumentalities, especially those dependent on narrow revenue streams flowing from particular economic activities, such as sales taxes, may suffer disproportionately, from depressed revenues due to the lingering negative economic impact brought about by such events. Notably, in response to the COVID-19 pandemic, the U.S. Federal government and State governments and their agencies adopted policies or guidelines to provide emergency relief to consumers, such as limiting debt collection efforts, encouraging or requiring extensions, modifications or forbearance with respect to certain loans and fees, and establishing foreclosure and eviction moratoriums. This or similar types of emergency responses to future events may cause Ambac to experience higher losses in its insured portfolio.
Future environmental or other public health events and natural disasters can result in significant potential liabilities for issuers, that increase the potential for default on obligations insured by AAC and Ambac UK.
The ultimate impact of a catastrophic public health event or a catastrophic environmental event on issuers and their obligations, and the economy in general, is by its very nature uncertain, and will be determined by a number of factors including, but not limited to, the depth and duration of a particular crisis; the extent to which affected consumers, businesses, municipal entities and other debtors or sources of revenues recover from depressed economic circumstances, and the timelines for such recoveries; the level and efficacy of government intervention or support for municipal entities, consumers, businesses and the financial markets via emergency relief measures; the availability of insurance; the availability of cost-effective financing; management of public health crisis remediation efforts; the effectiveness of other public or private crisis management efforts, mitigation measures or support; and certain socio-economic variables, such as unemployment levels. Consequently, if issuers affected by such catastrophic events do not have sufficient resources or financial flexibility, receive adequate measures of support or realize the appropriate level of economic recovery, their ultimate ability to service the debt insured by AAC and Ambac UK could be materially impaired and AAC and Ambac UK could suffer material permanent losses and therefore may have an adverse effect on our results of operations and financial condition.
AAC and Ambac UK are subject to credit and other risks in their insured portfolios; we are also subject to risks associated with adverse selection as our insured portfolios run off.
Performance of our insured FG transactions, including (but not limited to) those backed by municipal, utility, sovereign/sub-sovereign, military housing and consumer risk, can be adversely affected by general economic conditions, such as recession, federal budget cuts, decisions of governmental authorities about utilizing assets or facilities, inflation, unemployment levels, underemployment, home price depreciation, increasing foreclosure rates, unavailability of consumer credit, mortgage product attributes, borrower and/or originator fraud or
| Ambac Financial Group, Inc. 15 2022 FORM 10-K

Table of Contents,
misrepresentations, and asset servicer performance and financial health.
While deterioration in the performance of transactions insured by AAC and Ambac UK, including mortgage and student loan securitizations may occur, the timing, extent and duration of any future deterioration of the credit markets is unknown, as is the impact on potential claim payments and ultimate losses on the securities within our insured FG portfolio. In addition, there can be no assurance that any governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful or inure to the benefit of the transactions we insure. For example, servicer settlements with governmental authorities regarding foreclosure or servicing irregularities are generally designed to protect borrowers and may increase losses on securities we insure. In particular, the student loan industry and, specifically, trusts with securities insured by AAC have been subject to heightened Consumer Finance Protection Bureau ("CFPB") scrutiny and enforcement action over servicing and collections practices and potential chain of title issues and, consequently, any settlements, orders or penalties resulting from CFPB actions, or any failure on the part of servicers or other parties asserting claims against delinquent borrowers to establish title to the loans, could lead to increased losses on securities we insure.
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
As the runoff of the insured portfolio continues, the proportion of exposures we rate as below investment grade relative to the aggregate insured portfolio is likely to increase, leaving the portfolio increasingly concentrated in higher risk exposures and heightening risks associated with large single risk exposures to particular issuers, losses caused by catastrophic events
(including public health crises, terrorist acts and natural disasters), and losses in respect of different, but correlated, credit exposures.These risks may result in greater volatility or have adverse effects on the Company's results from operations and on our financial condition.
We may not be able to effectively reduce LFG insured exposures; measures taken to reduce risks may have an adverse effect on the Company's operating results or financial position.
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
As described in Part I, Item 1, “Risk Management” in this Annual Report on Form 10-K, we have established risk management policies and practices which seek to mitigate our exposure to credit risk in our legacy financial guarantee insured portfolio. Ongoing surveillance of credit risks in our legacy financial guarantee insured portfolio is an important component of our risk management process. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. If we are not able to identify significant risks, we may not be able to timely mitigate such risks, thereby increasing the amount of losses to which we are exposed. An inability to identify significant risks could also result in the failure to timely establish loss reserves that are sufficient in relation to such risks.
The Settlement Agreement, Stipulation and Order and potentially OCI's Runoff Capital Framework may impair AAC's ability to pursue its business strategies.
Pursuant to the terms of the Settlement Agreement and Stipulation and Order, AAC must seek prior approval by OCI of certain corporate actions. The Settlement Agreement and Stipulation and Order also include covenants that restrict the operations of AAC which (i) in the case of the Settlement Agreement, remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full, and (ii) in the case of the Stipulation and Order, remain in place until the OCI decides to relax such restrictions. Certain of these restrictions may be waived with the approval of holders of surplus notes and/or OCI. If we are unable to obtain the required consents under the Settlement Agreement and/or the Stipulation and Order, AAC may not be able to execute its planned business strategies.
In addition, while OCI's Runoff Capital Framework is not complete and we cannot predict the results and implications thereof, it is possible that OCI's Runoff Capital Framework and
| Ambac Financial Group, Inc. 16 2022 FORM 10-K

Table of Contents,
decisions based thereon may affect AAC's ability to reduce financial leverage at AAC or to pay dividends to AFG.
OCI has certain enforcement rights with respect to the Settlement Agreement and Stipulation and Order, and retains full discretion about the design of OCI's Runoff Capital Framework and the implications thereof. Disputes may arise over the interpretation of such agreements or instruments, the exercise or purported exercise of rights thereunder, the determinations made thereunder, or the performance of or failure or purported failure to adhere to the terms thereof. Any such dispute could have material adverse effects on AAC, and the Company more broadly, whether through litigation, administrative proceedings, supervisory orders, failure to execute transactions sought by management, interference with corporate strategies, objectives or prerogatives, inefficient decision-making or execution, forced realignment of resources, increased costs, distractions to management, strained working relationships or otherwise. Such effects would also increase the risk that OCI would seek to initiate rehabilitation proceedings or issue supervisory orders against AAC.
We use analytical models and tools to help project performance of our insured LFG obligations and our investment portfolio but actual results could differ materially from model and tool outputs and related analyses.
We rely on internally and externally developed complex financial models, including default models related to RMBS and a waterfall tool provided by a nationally recognized vendor for RMBS and student loan exposures, to project performance of our insured LFG obligations and similar securities in our investment portfolio. These models and tools assume various conditions, probability scenarios, facts and circumstances, and there can be no assurance that such models or tools accurately predict or measure the quantum of losses, loss reserves and timing of losses. Differences in the models and tools that we employ, uncertainties or flaws in these financial models and tools, or faulty assumptions inherent in these financial models and tools or those determined by management could lead to material changes in projected outcomes, and could include increased losses, loss reserves and/or credit impairments on the investment portfolio. Moreover, estimates of transaction performance depend in part on the interpretation of contracts and other bases of our legal rights. Such interpretations may prove to be incorrect or different interpretations may be employed by bond trustees and other transaction participants and, ultimately courts, which could lead to increased losses, loss reserves and/or investment impairments.
We are subject to the risk of litigation and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows.
AAC is defending or otherwise involved in various lawsuits relating to its LFG business. Please see Note 20. Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for information on various proceedings.
It is not possible to predict the extent to which additional suits involving AFG, AAC or one or more other subsidiaries will be filed, and it is also not possible to predict the outcome of litigation. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes or of the expenses that will be incurred in connection with such lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurring of significant litigation or other expenses could be material to our business, operations, financial position, profitability or cash flows.
Everspan may be subject to disputes with policyholders regarding the scope and extent of coverage offered under Everspan's policies; be required to defend claimants in suits against its policyholders for covered liability claims; or enter into commercial disputes with its reinsurers, MGA/Us or TPAs regarding their respective contractual obligations and rights. Under some circumstances, the results of such disputes or suits may lead to liabilities beyond those which are anticipated or reserved.
Political developments may materially adversely affect our legacy financial guarantee insured portfolio.
Our insured financial guarantee exposures and our results of operations can be materially affected by political developments at the federal, state and/or local government levels. Government shutdowns, trade disputes, political turnover, judicial decisions, adverse changes in federal funding, or poor public policy decision making could disrupt the national and local economies where we have insured financial guarantee exposures. In addition, we are exposed to correlation risk as a result of the possibility that multiple credits may concurrently and/or consecutively experience losses or increased stress as a result of any such event or series of events.
We operate in in a highly regulated industry and our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government laws and regulations or if government laws and regulations impair our business or increase our costs.
Our U.S. LFG and Specialty Property and Casualty Insurance subsidiaries are highly regulated as insurance carriers in the States of their domicile and the jurisdictions in which they are licensed. Our owned MGA/Us and insurance brokerage subsidiaries are also required to maintain certain entity-level licenses as well as licenses of individual officers or representatives that are essential to their ability to conduct business. Each of the foregoing must also comply with laws generally applicable to insurance entities, including those relating to governance, capital, and operational requirements.
Government laws and regulations applicable to our businesses develop and change rapidly in response to consumer demands and public policies. State legislatures and insurance departments place increasing burdens on insurance carriers and producers with respect to matters such as cybersecurity, data privacy, management of technology, corporate governance, environmental and social issues, and enterprise risk
| Ambac Financial Group, Inc. 17 2022 FORM 10-K

Table of Contents,
management. Such laws and regulations require substantial resources to ensure that the Company has appropriate and effective compliance programs in place. If we are unable to keep pace with changes in applicable law and regulations, or if we otherwise fail in our compliance efforts, the Company may be subject to fines, sanctions, governmental orders or modifications to business practices that individually or collectively impair our business or increase our costs, possibly materially.
In addition, the Company from time to time receives various regulatory inquiries and requests for information, and its insurance carrier subsidiaries are subject to examination by regulatory authorities. It is not possible to predict the extent to which additional regulatory inquiries or requests for information will be made, nor the outcome of inquiries, requests for information or examination, which exposes the Company to potential fines, sanctions, governmental orders or modifications to business practices that individually or collectively impair our business or increase our costs, possibly materially.
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
Ambac UK is required to meet certain minimum capital requirements under applicable regulatory capital rules ("Solvency II"). Ambac UK exceeded the required capital thresholds as of December 31, 2022.
However, there remains a risk that market movements impacting its investments or adverse credit developments impacting loss reserving requirements within its insured portfolio could result in the capital position becoming deficient once again.
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
Everspan is in the early stage of the specialty insurance program business. Its business plan entails establishing programs with program administrators, managing general agents and managing general underwriters ("MGA/Us"), with claims handled by TPAs. The success of these programs is dependent upon the quality of insurance risk underwritten by the MGA/Us, the quality of underwriting and operational oversight of the MGA/Us and TPAs by Everspan, the quality and creditworthiness of reinsurance obtained with respect to the underlying risks, loss experience over time, premium levels, competition and other factors, some of which are outside Everspan's control. Should Everspan fail in executing its business plans or experience greater than expected losses due to operational issues, poor risk selection, default or failure to perform by reinsurers, failure to timely realize ultimate loss exposure or other factors, Everspan may suffer losses that are material to its capital position, a downgrade in its AM Best rating and/or a loss of its franchise value. Any such outcomes could have a material adverse impact on the value of AFG's shares.
A downgrade in the AM Best financial strength rating of Everspan may negatively affect our business.
The financial strength of Everspan is evaluated by AM Best, which issues a financial strength ratings ("FSR"), an important factor in establishing the competitive position of Everspan. The FSR reflects AM Best’s opinion of Everspan's financial strength, operating performance, strategic position and ability to meet obligations to policyholders, and are not evaluations directed to investors. Everspan's FSR is subject to periodic review, and the criteria used in the rating methodologies are subject to change. All of the insurance companies that comprise Everspan Group are rated "A-" (Excellent). A downgrade in Everspan's FSR could make it more difficult to sell insurance policies and Everspan's distribution channels may cease to transact with them, which would adversely affect our business, financial condition and results of operations.
Failure of Everspan's Program Partners to properly market, underwrite or administer policies could adversely affect us.
The marketing, underwriting, claims administration and servicing of policies in our Specialty Property and Casualty Insurance business have been contracted to the MGA/Us with
| Ambac Financial Group, Inc. 18 2022 FORM 10-K

Table of Contents,
which Everspan transacts. Any failure to properly handle these functions could result in liability to us. Even though the MGA/Us and TPAs with which Everspan transacts may be required to indemnify Everspan for any such liability or monetary losses, there are risks for which indemnity may be insufficient or entirely unavailable if, for example, the relevant program partner becomes insolvent or is otherwise unable to pay us. Furthermore, any failure to properly handle the marketing, underwriting, claims administration and servicing of policies in our Specialty Property and Casualty Insurance business could also create regulatory issues or harm our reputation, which could materially and adversely affect our business, financial condition and results of operations.
If in our Specialty Property and Casualty Insurance business we are unable to accurately underwrite risks and charge competitive yet profitable rates to our clients and policyholders, our business, financial condition and results of operations may be adversely affected.
In general, the premiums for our specialty property and casualty insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other property and casualty insurance companies, Everspan relies on estimates and assumptions in setting its premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses, acquisition costs and general and administrative expenses in order to earn a profit. If Everspan does not accurately assess the risks that it assumes, it may not charge adequate premiums to cover its losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, Everspan could set its premiums too high, which could reduce its competitiveness and lead to lower policyholder retention, resulting in lower revenues. Pricing is a highly complex exercise involving the acquisition and analysis of historical loss data and the projection of future trends, loss costs, expenses, and inflation trends, among other factors, for each of Everspan's products in multiple risk tiers and many different markets. Everspan seeks to implement its pricing accurately in accordance with its assumptions. Everspan's ability to undertake these efforts successfully and, as a result, to accurately price its policies, is subject to a number of risks and uncertainties, including insufficient or unreliable data; incorrect or incomplete analysis of available data; uncertainties generally inherent in estimates and assumptions; failure to implement appropriate actuarial projections and ratings formulas or other pricing methodologies; regulatory constraints on rate increases; failure to accurately estimate investment yields and the duration of liabilities for losses and loss adjustment expenses; disagreements with reinsurers or the MGA/Us with whom Everspan transacts as to the adequacy of pricing assumptions; and unanticipated court decisions, legislation or regulatory action.
If Everspan is unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect it, we may be required to bear increased risks or reduce the level of our underwriting commitments.
Everspan purchases reinsurance as part of its overall risk management strategy. While reinsurance does not discharge our insurance subsidiaries from their obligations to pay claims for losses insured under their insurance policies, it does make the reinsurer liable to them for the reinsured portion of the risk. At the inception of a new program, Everspan acts as an issuing carrier and reinsures a majority of such risk to third parties in contracts that are generally subject to term limitations or termination rights. Everspan may be unable to maintain its current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates, particularly if reinsurers become unwilling or unable to support our specialty property and casualty business in the future. Additionally, market conditions beyond our control may impact the availability and cost of reinsurance and could have an adverse effect on our business, financial condition and results of operations. A decline in the availability of reinsurance may increase the cost of reinsurance and materially and adversely affect our business prospects. Everspan may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms or from reinsurers which satisfy Everspan's criteria as acceptable security. In the latter case, Everspan would have to accept an increase in exposure to risk, reduce the amount of business written by it or seek alternatives in line with Everspan's risk limits, all of which could adversely affect our business, financial condition and results of operations.
Our insurance carrier subsidiaries are subject to reinsurance counterparty credit risk. Their reinsurers may not pay on losses in a timely fashion, or at all.
Our insurance carrier subsidiaries purchase reinsurance to transfer part of the risk they have assumed to reinsurance companies in exchange for part of the premium they receive in connection with the risk. Although reinsurance makes reinsurers liable to our carriers for the risk transferred or ceded to the reinsurers, it does not relieve our insurance carrier subsidiaries of their liabilities to policyholders. Accordingly, our insurance carrier subsidiaries are exposed to credit risk with respect to their reinsurers, especially to the extent reinsurance receivables are not sufficiently secured by collateral or do not benefit from other credit enhancements. Our insurance carrier subsidiaries also bear the risk that they are unable to receive, or there is a substantial delay in receiving, the reinsurance recoverable for any reason, including that the terms of the reinsurance contract do not reflect the intent of the parties to the contract; there is a disagreement between the parties as to their intent; the terms of the contract cannot be legally enforced; the terms of the contract are interpreted by a court or arbitration panel differently than intended by our insurance carrier subsidiaries; the reinsurance transaction performs differently than our insurance carrier subsidiaries anticipated due to a flawed design of the reinsurance structure, terms or conditions; or changes in law and regulation, or in the interpretation of laws and regulations, affects a reinsurance transaction. These risks my be exacerbated to the extent that our insurance carrier subsidiaries' reinsurance recoverables are overly concentrated with one or a small subset of reinsurers.
The insolvency of one or more of our insurance carrier subsidiaries' reinsurers, or their inability or unwillingness to make timely payments if and when required under the terms of reinsurance contracts, could adversely affect our business, financial condition and results of operations.
| Ambac Financial Group, Inc. 19 2022 FORM 10-K

Table of Contents,
If actual claims exceed claims and claim adjustment expense reserves for Everspan, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/ tort, regulatory and economic environments in which Everspan operates, our financial results could be materially and adversely affected.
Further elevated social inflation trends are likely to continue, which have been amplified by the COVID-19 crisis and civil unrest events in the US over the last 12-36 months.  These risks, which include increased litigation, changes in social norms, and an erosion of the public sentiment towards insurers’ interpretation of coverage levels and limits, may make it more difficult to estimate losses by Everspan from events, establish adequate product pricing, and maintain a strong competitive position with consumers.
Moreover, the impact of catastrophic events may not be adequately reflected in claims reserves and, accordingly, could adversely impact results. Catastrophic losses are caused by wind and hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, severe freeze events, volcanic eruptions, terrorism, cyber attacks, civil unrest, and industrial accidents and other such events.
Our ability to grow Everspan will depend in part on the addition of new Program Partners, and our inability to effectively onboard such new Program Partners could have an adverse effect on our business, financial condition and results of operations.
Our ability to grow Everspan will depend in part on the addition of new MGAUs. If Everspan does not effectively and timely source, evaluate and onboard new MGA/Us, including assisting such MGA/Us to quickly resolve any post-onboarding matters and provide effective ongoing support, Everspan's ability to add new MGA/Us and its relationships with its existing Program Ppartners could be adversely affected. Additionally, Everspan's reputation with potential new MGA/Us could be damaged if it fails to effectively onboard MGA/Us with whom it has signed definitive legal agreements. Such reputational damage could make it more difficult for Everspan to attract new and retain existing program partners, which could have an adverse effect on our business, financial condition and results of operations.
We compete with a large number of companies in the property and casualty insurance industry for underwriting premium.
We compete with a large number of companies in the property and casualty insurance industry for underwriting premium. During periods of intense competition for premium, in particular, our specialty property and casualty insurance and insurance distribution businesses may be challenged to maintain competitiveness with other companies that may seek to write policies without the same regard for risk and profitability targeted by our specialty property and casualty insurance and insurance distribution businesses. During these times, it may be difficult for Everspan or our MGA/Us to grow or maintain premium volume without lowering underwriting standards, sacrificing income, or both.
In addition, our Specialty Property and Casualty Insurance and Insurance Distribution businesses face competition from a wide range of specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than our specialty property and casualty insurance and insurance distribution businesses are and that have significantly larger financial, marketing, management and other resources. Some of these competitors also have longer standing and better established market recognition than Everspan does. The greater resources or market presence that these competitors possess may enable them to avoid or defray particular costs, employ greater pricing flexibility, have a higher tolerance for risk or loss, or exploit other advantages that may make it more difficult for us to compete. We may incur increased costs in competing for underwriting revenues in this environment. If we are unable to compete effectively in the markets in which our specialty property and casualty insurance and managing general agency/underwriting businesses operate or expand into, our underwriting revenues may decline, as well as overall business results.
Impairment of intangible assets and goodwill, resulting from acquisitions, could adversely affect our results of operations.
In connection with Ambac’s acquisition of certain insurance carriers and insurance distribution businesses (MGA/U and brokers), Ambac recorded the fair value of identifiable intangible assets (primarily related to distribution relationships) and goodwill. The intangible assets will be amortized over their remaining useful lives. The Company will test intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. Goodwill will be tested for impairment annually or whenever events occur or circumstances change that may indicate impairment. Intangible asset and goodwill impairments are driven by a variety of factors, which could include, among other things, declining future cash flows of the acquired business as addressed in other risk factors related to the Insurance Distribution Business. Any intangible asset or goodwill impairment could adversely affect the Company's operating results and financial condition.
Our Insurance Distribution businesses derive a significant portion of their commission revenues from a limited number of insurance companies, the loss of any of which could result in lower commissions or loss of business production.
The commissions of our MGA/Us and insurance broker were derived from insurance policies underwritten by a limited number of insurance companies. Should one or more of these insurance companies terminate its arrangements with our Insurance Distribution businesses or otherwise decrease the number of insurance policies underwritten for it, we may lose significant commission revenues or lose significant business production while seeking other insurance companies to underwrite the business.
Our Insurance Distribution businesses, results of operation, financial condition and liquidity may be
| Ambac Financial Group, Inc. 20 2022 FORM 10-K

Table of Contents,
materially adversely affected by certain potential claims or proceedings.
Our owned MGA/Us and insurance brokerage operating subsidiaries are subject to various potential claims and other proceedings, including those relating to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business, of which we cannot, and likely will not be able to, predict the outcome with certainty. Because our MGA/Us and insurance brokerage operating subsidiaries often assist customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims that customers may assert, errors and omissions, claims against it may arise alleging potential liability for all or part of the amounts in question. Also, the failure of an insurer with whom our MGA/Us and insurance brokerage operating subsidiaries place business could result in errors and omissions claims against it by its customers, which could adversely affect Ambac’s results of operations and financial condition. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs and damages. In addition, regardless of monetary costs, these matters could have a material adverse effect on our reputation and cause harm to carrier, customer or employee relationships, or divert personnel and management resources.
The current market share of our Insurance Distribution businesses may decrease because of increased competition from insurance companies, technology companies and the financial services industry, as well as the shift away from traditional insurance markets.
The insurance distribution business is highly competitive and we actively compete with numerous firms for customers and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage. Other competitive concerns may include pricing, the entrance of technology companies into the insurance distribution business and the direct-to-consumer insurance carriers that do not utilize third party agents and brokers as production sources. Additionally, the insurance industry may experience consolidation, and therefore we may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance distribution services. While we collaborate and compete in these segments on a fee-for-service basis, we cannot be certain that such alternative markets will provide the same level of insurance coverage or profitability as traditional insurance markets.
Technological changes to the way insurance is distributed, underwritten, and administered also present competitive risks. For example, our competitive position could be impacted if we are unable to cost-effectively deploy technology, such as machine learning and artificial intelligence, which collects and analyzes large sets of data to make underwriting or other decisions, or if our competitors collect and use data which we do not have the ability to access or use. In addition, usage-based methods of determining premiums (e.g., telematics) can impact product pricing and design and are becoming an increasingly important competitive factor. The landscape of law and regulation governing these areas presents additional risk to the extent we are unable to timely adapt to ensure compliance.
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
Our Insurance Distribution businesses and their results of operation and financial condition may be adversely affected by conditions that result in reduced insurer capacity.
Our Insurance Distribution business results of operations depend on the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on those insurance companies’ ability to procure reinsurance. Capacity among insurance carriers and reinsurers may diminish because of our performance or due to factors outside our control. For example, capacity could be reduced by insurance companies failing or withdrawing from writing certain coverages that our Insurance Distribution businesses offer to their customers. To the extent that reinsurance becomes less widely available or significantly more expensive, we may not be able to procure the amount or types of coverage that our customers desire and the coverage we are able to procure for our customers may be more expensive or limited.
Variations in commission income that results from the timing of policy renewals and the net effect of new and lost business production may have unexpected effects on our results of operation.
Commission income can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. Quarterly and annual fluctuations in revenues based upon increases and decreases associated with the timing of new business, policy renewals and payments from insurance companies may adversely affect our financial condition, results of operations and cash flows. Profit-sharing contingent commissions are paid by insurance companies based upon the profitability of the business placed with such companies. In the past these commissions have accounted for a significant amount of total commissions and fees. Due to, among other things, the inherent uncertainty of loss and changes in underwriting criteria
| Ambac Financial Group, Inc. 21 2022 FORM 10-K

Table of Contents,
by insurance companies, there will be a level of uncertainty related to the payment of profit-sharing contingent commissions.
System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.
We and our vendors and contractual counterparties rely on our information technology systems for many enterprise-critical functions and a prolonged failure or interruption of these systems for any reason could cause significant disruption to our operations and have a material adverse effect on our business, financial condition and operating results. Our information technology and application systems, as well as those of our vendors and contractual counterparties, may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Computer hackers may be able to penetrate our network’s system security, or the network's security system of a vendor or contractual counterparty, and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, we and our our vendors and contractual counterparties sometimes receive and are required to protect confidential information obtained from third parties (including us in the case of a vendor or contractual counterparty) and personally identifiable information of individuals. To the extent any disruption or security breach results in a loss or damage to our data (or the data of a vendor or contractual counterparty on which we rely), or inappropriate disclosure of our confidential information or that of others, or personally identifiable information of individuals, it could cause significant financial losses that are either not, or not fully, insured against, cause damage to our reputation, affect our relationships with third parties, lead to claims against us, result in regulatory action, or otherwise have a material adverse effect on our business or results of operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage. Moreover, although we have incident response, disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion in the event of a disruption to our information technology and application systems.
We may be adversely affected by failures in services or products provided by third parties.
We outsource and may further outsource certain technology and business process functions, and rely upon third-party vendors and contractual counterparties for other essential services and information, such as the provision of data used in setting loss reserves. If we do not effectively develop, implement and monitor our vendor and contractual counterparty relationships, if third party providers do not perform as anticipated, if we experience technological or other problems with a transition, or if vendor or other contractual relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. A material failure by an external service or information provider or a material defect in the products, services or information provided thereby could adversely affect our financial condition and results of operations. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security, service disruptions or the effectiveness of our control system. These risks could increase as vendors increasingly offer cloud-based software services rather than software services which can be run within our data centers or as we choose to move additional functions to the cloud.
Our ability to attract and retain qualified executives, senior managers and other employees or the loss of any of these personnel could negatively impact our business.
Our ability to execute on our business strategies depends on the retention and recruitment of qualified executives and other professionals. We rely substantially upon the services of our current executive and senior management teams. In addition to these officers, we rely on key staff with insurance, underwriting, business development, credit, risk management, structured finance, investment, accounting, finance, legal, technology and other technical and specialized skills. The market for qualified executives, senior managers and other employees has become very competitive. As a result of the run-off status of AAC and the early-stage status of AFG's other businesses, we may experience higher employee turnover and finding qualified replacements may be more difficult. The loss of the services of members of our executive and/or senior management teams or our inability to hire and retain other talented personnel could delay or prevent us from succeeding in executing our strategies, which could negatively impact our business.
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
Risks Related to Capital, Liquidity and Markets
AAC has substantial indebtedness, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future.
AAC is highly leveraged. AAC’s ability to make payments on and/or refinance its surplus notes and to fund its operations will depend on its ability to generate substantial operating cash flow and on the performance of the LFG insured portfolio. AAC’s cash flow generation will depend on receipt of premiums, investment returns, and receipts from subsidiaries, offset by policyholder claims, commutation payments, reinsurance premiums, costs and potential losses from litigation, operating and loss adjustment expenses, and interest expense, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control and many of which are event-driven. There is substantial risk that AAC may not have the financial resources necessary to pay its surplus notes in full due to risks associated
| Ambac Financial Group, Inc. 22 2022 FORM 10-K

Table of Contents,
with its cash flow, insured portfolio, and other liabilities, as discussed elsewhere in these Risk Factors.
If AAC cannot pay its obligations from operating cash flow, it will have to take actions such as selling assets, restructuring or refinancing its surplus notes or seeking additional capital. Any of these remedies may not, if necessary, be effected on commercially reasonable terms, or at all. The value of assets to be sold, will depend on market and economic conditions, the availability of buyers, the requirements and conditions of local law, including regulatory restrictions, and other factors that may result in AAC or a party enforcing rights against AAC to be unable to receive proceeds sufficient to discharge AAC's obligations. Furthermore, the ability of creditors or claimants to realize upon any assets, may also be subject to bankruptcy and insolvency law limitations or similar limitations applicable in insurance company rehabilitation or liquidation proceedings. Because of these and other factors beyond our control, AAC may be unable to pay or discharge the principal or interest on its surplus notes, which would impair AAC's value and the value of AFG.
Surplus note principal and interest payments are subject to the sole approval of the OCI, and OCI's determinations about whether and when to authorize surplus note payments could materially impact the Company's financial position. Ambac can provide no assurance as to when surplus note principal and interest payments will be made. If OCI does not approve payments on or the acquisition of surplus notes over time the ongoing accretion of interest on the notes may impair AAC's ability to extinguish the notes in full. Surplus notes are subordinated in right of payment to policyholder and other claims.
AAC's substantial indebtedness could have other significant consequences for our financial condition and operational flexibility. For example, it could:
•increase our vulnerability to general adverse economic, competitive and industry conditions;
•limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes on satisfactory terms or at all;
•require AAC to dedicate a substantial portion of its cash flow from operations to the payment of surplus notes, thereby reducing the funds available for operations and to fund the execution of key strategies, including the return of capital to AFG;
•limit or restrict AFG from making strategic acquisitions or cause us to make non-strategic divestitures;
•limit AAC's ability, or increase the costs, to refinance surplus notes or repay surplus notes due to ongoing interest accretion; and
•limit our ability to attract and retain key employees.
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
Our inability to realize the expected recoveries included in our financial statements could adversely impact our liquidity, financial condition and results of operations and the value of our securities.
We expect to recover material amounts of claims payments through remediation measures, as well as through cash flows in the securitization structures of transactions that AAC insures. Realization of such expected recoveries is subject to various risks and uncertainties, including the rights and defenses of other parties with interests that conflict with AAC’s interests, the performance of the collateral and assets backing the obligations that AAC insures, and the performance of servicers involved in securitizations in which AAC participates as insurer. Additionally, our ability to realize recoveries in insured transactions may be impaired if the continuing orders of the court that oversaw the rehabilitation of the Segregated Account of AAC are not effective.
Adverse developments with respect to any of the factors described above may cause our recoveries to fall below expectations, which could have a material adverse effect on our financial condition, including our capital and liquidity, and may result in adverse consequences such as impairing the ability of AAC to honor its financial obligations, particularly its surplus notes and preferred stock obligations; the initiation of rehabilitation proceedings against AAC; eliminating or reducing the possibility of AAC delivering value to AFG, through dividends or otherwise; and a significant drop in the value of securities issued or insured by AFG or AAC.
Revenues and cash flow will be adversely impacted by a decline in realization of installment premiums.
A significant percentage of our FG premium revenue is attributable to installment premiums. The amount of installment premiums we collect is declining along with the insured portfolio. The amount of installment premiums we actually realize could be further reduced due to factors such as early termination of insurance contracts, new reinsurance transactions, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). The reduction in installment premiums will result in lower revenues and cash flow in the future.
We may have future capital needs and may not be able to obtain third-party financing or raise additional third-party capital on acceptable terms, or at all.
An inability to obtain third-party debt financing or raise additional third-party capital, when required by us or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Our financial condition, the risks described
| Ambac Financial Group, Inc. 23 2022 FORM 10-K

Table of Contents,
elsewhere in Part I, Item 1A in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as other factors, may constrain our financing abilities. Our ability to secure third-party financing will depend upon our future operating performance, regulatory conditions, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect our business could have a material adverse effect on our ability to secure third-party financing on favorable terms, if at all.
If third-party financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities, respond to competitive pressures or effectively and efficiently manage our balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations.
The composition of the securities in our investment portfolio may expose us to greater risk than before we invested in alternative assets.
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
Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims, to pay debt obligations, to meet collateral posting requirements or to meet other liquidity needs, such investments would likely be sold at discounted prices. Additionally, increasing interest rates would have an adverse impact on the legacy financial guarantee insured portfolio. For example, increasing interest rates could result in higher claim payments in respect of defaulted obligations that bear floating rates of interest. Higher interest rates can also lead to increased credit stress on consumer asset-backed transactions (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations), slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured and investment portfolios, and decreased refinancing activity.
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
Our risk to changes in interest rates and market conditions could be magnified in the event that the US or UK were to enter into an economic recession. While interest rates may decline during a recession, credit and liquidity risks would be expected to increase which may cause us to experience losses in our investment portfolios and insured portfolios. These losses may have a material adverse affect on our results of operations and financial condition, particularly if any economic rescission were prolonged.
Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences.
In 2017, the U.K. Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration and the FCA announced that most tenors of U.S. Dollar ("USD") LIBOR are expected to be published only through June 2023. However, Non-USD LIBOR, certain less common tenors of USD-LIBOR and certain other indices which are utilized as benchmarks ceased to be published at the end of 2021. AAC and Ambac UK therefore no longer insure any obligations linked to Non-USD LIBOR. AAC and/or Ambac UK insure securities, own assets and are party to certain derivative contracts that reference USD LIBOR.
In 2021, New York State passed legislation addressing the cessation of USD LIBOR and specified a recommended benchmark replacement based on the Secured Overnight Financing Rate (“SOFR”) for certain legacy transactions. Similar federal legislation was passed into law in March 2022 and the Federal Reserve's Board of Governors adopted the final rules for implementing this legislation in December 2022.
While regulators and market participants continue to promote the creation and functioning of post-LIBOR (primarily SOFR) indices, the ultimate impact of the discontinuance and replacement of LIBOR is uncertain. It is not currently possible to know with certainty what the effect of changes to benchmark rates may have on the financial markets for LIBOR-linked financial instruments for the periods preceding and following LIBOR's cessation. Differences in contractual provisions of certain legacy assets and liabilities and other factors may cause the consequences of the discontinuance of LIBOR to vary by instrument. While the enacted legislation is intended to address issues with respect to legacy LIBOR-linked assets and liabilities, it is unclear whether they will completely address the issues associated with legacy transactions.
Nevertheless, the value of our assets and derivatives; costs to operate our business; and the losses associated with our insured portfolio may be affected in a way that may ultimately materially adversely impact Ambac’s results of operations and financial condition. In addition, Ambac may experience adverse
| Ambac Financial Group, Inc. 24 2022 FORM 10-K

Table of Contents,
tax and accounting impacts, system and model disruption, and increased liquidity demands in connection with the transition away from LIBOR that may have adverse operational consequences resulting in further adverse impacts on Ambac’s results of operations and financial condition. Ambac continues to actively monitor developments surrounding the transition from LIBOR-based indices and evaluate the potential impact. In addition to reviewing several hundred transactions involving various LIBOR-based indices, Ambac has made, and is in the process of making, adjustments to its reporting and analytical infrastructures to facilitate the transition from LIBOR.
Item 1B.    Unresolved Staff Comments — No matters require disclosure.
Item 2.    Properties
The executive office of Ambac is located at One World Trade Center, New York, New York 10007, and consists of 46,927 square feet of office space, under a sublease agreement that expires in January 2030. Ambac continues to hold a lease at One State Street Plaza, New York that expires in December 2029 (25,871 square feet) that has been sublet through its expiration date.
Ambac maintains a disaster recovery site ("DR Site") in Kingston, New York, County of Ulster which consists of 12,374 square feet. During a disaster event, the site would allow employees an alternative office location. In June 2022, the Ulster County Controller reported that the owner of the property where the DR Site is located was delinquent in payment of taxes, interest and penalties, and recommended that the county move forward with foreclosure on the property. The County of Ulster foreclosed on the property in November 2022 and acquired title to the property in January 2023. Ambac has begun discussions with the County of Ulster on continued occupancy of the DR Site located at the property, and is also evaluating alternative locations for the DR Site. The lease signed by Ambac prior to the foreclosure had a stated expiration of March 2024.
Operations of each of our segments are carried out either in our executive office at One World Trade Center or in other leased offices under operating leases in New Jersey, New York, Indiana and London England. The lease terms typically do not exceed ten years in length.
In the opinion of the Company’s management, the Company’s properties are adequate and suitable for its business as presently conducted and are adequately maintained.
Item 3.    Legal Proceedings
Refer to Notes to the Consolidated Financial Statements—Note 20. Commitments and Contingencies included in Part II, Item 8 in this Annual Report on Form 10-K for a discussion on legal proceedings against Ambac.
Item 4.    Mine Safety Disclosures — Not applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since February 3, 2020, the Company 's common stock and warrants have been trading on the NYSE under the symbols “AMBC" and "AMBC WS", respectively. Prior to being listed on the NYSE, the Company's common stock and warrants were listed on NASDAQ under the symbols “AMBC” and "AMBCW," respectively.
Holders
On February 24, 2023, there were 16 stockholders of record of AFG’s common stock and 50 holders of record of AFG's warrants.
Dividends
The Company did not pay cash dividends on its common stock during 2022 and 2021. Information concerning restrictions on the payment of dividends from Ambac's insurance subsidiaries is set forth in Item 1 above under the caption “Dividend Restrictions, Including Contractual Restrictions" and in Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarized Ambac's share purchases during the fourth quarter of 2022. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the fourth quarter of 2022, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.
On March 29, 2022, our Board of Directors approved a share repurchase program authorizing up to $20 million in share repurchases, with an expiration date of March 31, 2024, which may be terminated at any time. From April 1, 2022, through December 31, 2022, AFG repurchased 1,605,316 shares for $14.2 million at an average purchase price of $8.86 per share. On May 5, 2022, the Board of Directors authorized an additional $15 million share repurchase bringing the total unused authorized amount to $20.8 million. Shares purchased from employees to satisfy withholding taxes, as described above, do not count towards utilization under the Company's share repurchase program.
| Ambac Financial Group, Inc. 25 2022 FORM 10-K

Table of Contents,

	October 2022	November 2022	December 2022	Fourth Quarter 2022
Total Shares Purchased (1)	—	1,425	—	1,425
Average Price Paid Per Share	$—	$13.56	$—	$13.56
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Maximum Dollar Value That may Yet be Purchased Under the Plan	$21	$21	$21	$21
(1)There were no other repurchase of equity securities made during the three months ended December 31, 2022.
Warrants
Ambac has 4,877,617 warrants outstanding. Each warrant represents the right to purchase one share of AFG common stock. The warrants are exercisable at any time on or prior to April 30, 2023, at an exercise price of $16.67 per share. The warrants may be exercised for cash or net share settled.
On June 30, 2015, the Board of Directors of AFG authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of AFG authorized an additional $10 million to the warrant repurchase program. The remaining aggregate authorization at December 31, 2022, is $11.9 million.
Stock Performance Graph
The following graph compares the performance of an investment in our common stock from the close of business on December 29, 2017, through December 31, 2022, with the Russell 2000 Index and S&P Completion Index. The graph assumes $100 was invested on December 29, 2017, in our common stock at the closing price of $15.98 per share and at the closing price for the Russell 2000 Index and S&P Completion Index. It also assumes that dividends (if any) were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
`

	December 31,
	2017	2018	2019	2020	2021	2022
Ambac Financial Group, Inc.	$100	$108	$135	$96	$101	$109
Russell 2000 Index	$100	$88	$109	$129	$147	$115
S&P Completion Index	$100	$89	$112	$147	$164	$119

| Ambac Financial Group, Inc. 26 2022 FORM 10-K

Table of Contents,
Item 6.    Selected Financial Data — Reserved
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
The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2022. Refer to Item 1. Description of the Business and Note 1. Background and Business Description for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.
Organization of Information
MD&A includes the following sections:
EXECUTIVE SUMMARY ($ in millions)
AFG Net Assets:
AFG has the following net assets to support its goals and strategies, including the development and growth of its Specialty Property and Casualty Insurance and Insurance Distribution businesses, acquisitions and capital management. AFG does not have any commitment or other obligation to provide capital or liquidity to AAC, whose financial guarantee business has been in run-off since 2008. As of December 31, 2022, AFG's stand alone net assets, excluding its equity investments in subsidiaries, were $223.

($ in millions)
Cash and short-term investments	$178
Other investments (1)	28
Other net assets	17
Total	$223
(1)Includes strategic minority investments in insurance services businesses of $24, including investments of $5 made during 2022.
From April 1, 2022, through December 31, 2022, AFG repurchased 1,605,316 shares for $14 at an average purchase price of $8.86 per share.
AFG's subsidiaries/businesses are divided into three segments, the key value metrics of which are summarized below along with other recent developments.
Specialty Property and Casualty Insurance Segment
The key value metrics for the Specialty Property and Casualty Insurance segment for the years ended December 31, 2022 and 2021 were as follows:

Year ended December 31,	2022	2021
Gross premiums written	$146	$13
Net premiums written	29	3

Pretax income (loss)	$(6)	$(8)

Earnings before interest, taxes, depreciation and amortization	(6)	(8)

Loss ratio	65.4%	71.4%

Stockholders Equity (1)	$110	$109
(1)Represents Ambac's stockholders equity in the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
To support expansion of the admitted insurance component of its business, on January 3, 2022, Everspan (rated 'A-' (Excellent) by AM Best) completed the acquisition of three admitted carriers (the "21st Century Companies") from a national insurance group that has a Financial Strength Rating of “A” (Excellent) from AM Best. The 21st Century Companies collectively possess certificates of authority in thirty-nine states. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities. Such acquisitions enhanced Everspan's capabilities to launch new admitted programs, develop innovative products and provide enhanced flexibility to foster strategic relationships with prospective program partners.
For additional information on the Specialty Property and Casualty Insurance Segment see the Results of Operations section below in this Management Discussion and Analysis.
| Ambac Financial Group, Inc. 27 2022 FORM 10-K

Table of Contents,
Insurance Distribution Segment
The key value metrics for the Insurance Distribution segment for the years ended December 31, 2022 and 2021 were as follows:

Year ended December 31,	2022	2021
Premiums placed	$135	$117

Commission income	31	26
Sub-producer commission expense	18	15
Net commissions	13	12

Pretax income (loss)	$5	$4

Earnings before interest, taxes, depreciation and amortization	6	5

Stockholders Equity (1)	$93	$66
(1)Represents Ambac's stockholders equity in the Insurance Distribution segment, including intercompany eliminations.
Effective November 1, 2022, Ambac acquired controlling interests in All Trans Risk Solutions, LLC ("All Trans") and Capacity Marine Corporation ("Capacity Marine"), adding approximately $60 of annual premiums placed to the Insurance Distribution segment, for a collective purchase price of $26. Refer to Note 4. Business Combination to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K for further details on these acquisitions.
For additional information about the Insurance Distribution Segment see the Results of Operations section below in this Management Discussion and Analysis.
Legacy Financial Guarantee Insurance Segment
The key value metrics for the Legacy Financial Guarantee Insurance segment for the years ended December 31, 2022 and 2021 were as follows:

Year ended December 31,	2022	2021
Net premiums earned	$42	$46
Net investment income	12	138
Net gains on derivative contracts	128	22
Net realized gains on extinguishment of debt	81	33
Litigation recoveries	126	—
Loss and lossadjustment expenses (benefit)	(406)	(89)
General and administrative expenses	102	77
Interest expense	168	187
Pretax income (loss)	$540	$20

Stockholders Equity (1)	$826	$684

Adversely Classified Credit Net Par Outstanding	$4,735	$6,361
(1)Represents Ambac's stockholders equity in the Legacy Financial Guarantee Insurance segment, including intercompany eliminations and insurance intangible assets of $266.
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
Settlement of RMBS Litigations and Redemption of Secured Notes:
In October 2022, AAC entered into a Settlement Agreement and Release (the “BOA Settlement Agreement”) with Bank of America Corporation and certain affiliates thereof (together, the “BOA Parties”) whereby the BOA Parties paid AAC the sum of $1,840 (the “BOA Settlement Payment”). In connection with the Settlement Payment, as required under the terms of AAC's secured debt, AAC utilized $1,431 of the BOA Settlement Payment to redeem a majority of the principal and accrued interest of its secured debt.
On December 29, 2022, AAC entered into a Settlement Agreement and Release (the “Nomura Settlement Agreement”) with Nomura Credit & Capital, Inc. (“Nomura”) to settle its RMBS litigation against Nomura. As a result, Nomura paid AAC $140 million (the "Nomura Settlement Payment") in January 2023. AAC used all proceeds of the Nomura Settlement Payment plus cash on hand to repay the remaining outstanding balance of Tier 2 Notes (as described in Note 13. Long-Term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K).
The settlements with the BOA Parties and Nomura brought to closure all of AAC's legacy litigation against RMBS sponsors.
These settlement receipts materially exceeded the amount of subrogation recovery recorded on Ambac’s consolidated GAAP financial statements. Refer to Note 1. Background and Business Description in Part II, Item 8 in this Annual Report on Form 10-K for further details of the BOA Settlement Agreement and the Nomura Settlement Agreement and related impacts on Ambac's Statement of Comprehensive Income.
Asset Management
Investment portfolios are subject to internal investment guidelines as well as restrictions imposed by insurance laws and regulations which limit the types and quality of investments a carrier may acquire. In the case of AAC, the Wisconsin Office of the Commissioner of Insurance ("OCI") has the right to approve changes to the investment guidelines pursuant to the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC. The investment portfolios of AAC and Ambac UK hold fixed maturity securities and various pooled investment funds. Refer to Note 5. Investments to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K for further details of fixed maturity investments by asset category and pooled investment funds by investment type.
At December 31, 2022 and 2021, Ambac and its subsidiaries owned $286 and $609, respectively, of distressed AAC and Ambac UK-insured bonds, including significant concentrations of insured RMBS bonds and, in 2021, insured Puerto Rico bonds. As a result of the Puerto Rico restructurings discussed under "Liability and Insured Exposure Management" below,
| Ambac Financial Group, Inc. 28 2022 FORM 10-K

Table of Contents,
there are no AAC-insured Puerto Rico bonds held in the investment portfolio as of December 31, 2022.
Subject to internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase or sell AAC and Ambac UK-insured securities, surplus notes and/or other AAC issued securities, and may consider opportunities to exchange securities issued by AAC for other securities issued by AFG or AAC.
Liability and Insured Exposure Management
AAC's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. During 2022, Ambac completed risk reduction transactions consisting of refinancings and commutations of $2,707, of which, $806 related to Puerto Rico. Refer below to the Financial Guarantees In Force section of the Management Discussion and Analysis for Results of Operations, Financial Guarantees in Force for additional details of the Puerto Rico restructuring.
The following table provides a comparison of total, adversely classified ("ACC") and watch list (as described in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) credit net par outstanding in the insured portfolio at December 31, 2022 and 2021. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

($ in billions) December 31,	2022	2021	Variance
Total	$22,613	$28,020	$(5,407)	(19)%
ACC	$4,735	$6,361	$(1,626)	(26)%
Watch List	$3,044	$3,824	$(780)	(20)%
The decrease in total, ACC and watch list credit net par outstanding resulted from active de-risking (including AAC's exposures to Puerto Rico), and strengthening of the USD versus the GBP and EURO, as well as scheduled maturities, amortizations, refundings and calls.
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
Financial Statement Impact of Foreign Currency
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021 included the following:

($ in millions) December 31,	2022	2021
Net income (1)	$11	$(7)
Gain (losses) on foreign currency translation (net of tax)	(85)	(8)
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	11	3
Impact on total comprehensive income (loss)	$(63)	$(12)
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
LIBOR Sunset
Ambac continuously monitors regulatory and industry developments related to the transition from LIBOR to alternative reference rates. In 2021, New York State passed legislation addressing the cessation of U.S. Dollar ("USD") LIBOR and specified a recommended benchmark replacement based on the Secured Overnight Financing Rate ("SOFR") for certain legacy transactions. Similar federal legislation was passed into law in March 2022 and the Federal Reserve's Board of Governors adopted the final rules for implementing this legislation in December 2022. While Ambac believes the LIBOR law is a positive step, there remains some uncertainty about how it will be interpreted or challenged as well as about other aspects of the discontinuance of LIBOR. At the same time, regulatory and governmental authorities continue to promote the creation and functioning of post-LIBOR indices, SOFR in particular. See the Risk Factor entitled "Uncertainties regarding the expected discontinuance of the London Inter-Bank Offered Rate or any other interest rate benchmark could have adverse consequences" found in Part I, Item 1A of this Annual Report on Form 10-K.
SEC Proposed Rules on Climate Related Information
On March 21, 2022, the Securities and Exchange Commission (“SEC”) proposed rule amendments that would require public
| Ambac Financial Group, Inc. 29 2022 FORM 10-K

Table of Contents,
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
Management has identified the following critical accounting policies and estimates: (i) valuation of financial guarantee loss and loss adjustment expense reserves, (ii) valuation of certain financial instruments and (iii) valuation of deferred tax assets. Management has discussed each of these critical accounting policies and estimates with the Audit Committee, including the reasons why they are considered critical and how current and anticipated future events impact those determinations. Additional information about these policies can be found in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Valuation of Financial Guarantee Losses and Loss Expense Reserves (including Subrogation Recoverables)
The loss and loss adjustment expense reserves and subrogation recoverable assets (collectively defined as "loss reserves") discussed in this section relate only to Ambac’s non-derivative financial guarantee insurance policies issued to beneficiaries, including unconsolidated VIEs. A loss reserve is recorded on the balance sheet on a policy-by-policy basis at the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows consider the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considers future recoveries related to remediation strategies and other contractual or subrogation-related cash flows.
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
As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. The loss reserves for many transactions are derived from the issuer’s creditworthiness. For public finance issuers, loss reserves will consider not only creditworthiness but also political dynamics and economic status and prospects. The loss reserves for transactions which have no direct issuer support, such as most structured finance exposures, including RMBS and student loan exposures, are derived from the default activity and the estimated loss given default of the underlying collateral supporting the transactions. In addition, many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves; our ability to execute workout strategies and commutations; economic and market conditions; and management's judgments with regards to the current performance and future developments within the insured portfolio. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic prosperity. Reinsurance contracts mitigate our loss reserves but since Ambac currently has minimal exposure ceded to reinsurers on financial guarantee credits with loss reserves, the existing reinsurance contracts are unlikely to have a significant effect on loss reserve volatility. Loss reserve volatility will also be materially impacted by changes in interest rates from period to period.
| Ambac Financial Group, Inc. 30 2022 FORM 10-K

Table of Contents,
The table below indicates the gross par outstanding and gross loss reserves (including loss expenses) related to policies in Ambac’s Financial Guarantee loss and loss adjustment expense reserves at December 31, 2022 and 2021:

	Gross Par Outstanding (1) (2)	Gross Loss and Loss Adjustment Expense Reserves (1) (3) (4)
December 31, 2022
Structured Finance	$2,050	$358
Domestic Public Finance	1,215	75
Other	782	3
Loss expenses	—	8
Totals	$4,047	444
December 31, 2021
Structured Finance	$2,371	(1,178)
Domestic Public Finance	2,742	562
Other	1,189	17
Loss expenses	—	45
Totals	$6,302	(554)
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss adjustment expense reserves are $472 and $33 respectively, at December 31, 2022, and $784 and $24, respectively at December 31, 2021. Ceded loss and loss adjustment expense reserves are included in Reinsurance recoverable on paid and unpaid losses.
(2)    Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
(3)    Loss and Loss Adjustment Expense reserves at December 31, 2022, of $444 are included in the balance sheet in the following line items: Loss and loss adjustment expense reserves: $715 and Subrogation recoverable: $(271). Loss and Loss Adjustment Expense reserves at December 31, 2021, of $(554) are included in the balance sheet in the following line items: Loss and loss adjustment expense reserves: $1,538 and Subrogation recoverable: $(2,092).
(4)    Ambac records as a component of its loss and loss adjustment expense reserves, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $140 and $1,730 at December 31, 2022 and 2021, respectively.
See the Balance Sheet section of this Management's Discussion and Analysis of Financial Condition and Results of Operations below for a discussion on the reasons for changes to Gross Loss and Loss Adjustment Expense Reserves during 2022.
See Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K for a description of the cash flow and statistical methodologies used to develop loss reserves. The majority of our large loss reserves utilize the cash flow method of reserving. Various cash flow scenarios are developed to represent the range of possible outcomes and resultant future claim payments and timing. Scenarios and probabilities of each are adjusted regularly to reflect changes in status, outlook and our analysis and views. Significant judgment is used to develop the cash flow assumptions and related probabilities, and there can be no certainty that the scenarios or probabilities will not deviate materially from ultimate outcomes.
•In some cases, such as RMBS and student loans, cash flow projections include the modeling of a securitization's cash flows to determine the resources available to pay debt service on our insured obligations. Key assumptions impacting RMBS cash flow models include borrower credit characteristics, projected home price appreciation, interest rates and mortgage loan modification activity. Key assumptions impacting student loan cash flow models include projected loan defaults, recoveries and interest rates.
•In other cases, such as many public finance exposures, we consider the issuer's overall ability and willingness to pay as it relates to the existing fiscal, economic, legal, restructuring and/or political framework relevant to a particular exposure or group of exposures. We then develop multiple scenarios where issuer debt service is paid, missed and/or haircut with claims paid then factor in any projected recovery amount (and potential variability of the recovery amount) and the timing thereof. There is no certainty our assumptions as to scenarios or probabilities will not be subject to material changes as developments occur.
•In estimating loss reserves, we may also incorporate scenarios which represent the potential outcome of remediation strategies. Remediation scenarios could include (i) a potential refinancing of the transaction by the issuer; (ii) the issuer’s ability to redeem outstanding securities at a discount, thereby increasing the structure’s ability to absorb future losses; and (iii) our ability to terminate, restructure or commute the policy in whole or in part. The remediation scenarios and the related probabilities of occurrence vary by policy depending on ongoing and expected discussions and negotiations with issuers and/or investors. In addition to commutation negotiations that are underway with various counterparties in various forms, our reserve estimates may also include scenarios which incorporate our ability and/or expectation to commute additional exposure with other counterparties.
Valuation of Certain Financial Instruments
The Fair Value Measurement Topic of the ASC requires financial instruments to be classified within a three-level fair value hierarchy. The fair value hierarchy, the financial instruments classified within each level, our valuation methods, inputs, assumptions and the review and validation procedures over quoted and modeled pricing are further detailed in Note 6. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
| Ambac Financial Group, Inc. 31 2022 FORM 10-K

Table of Contents,
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
Valuation allowances are established to reduce deferred tax assets to an amount that “more likely than not” will be realized. Management considers all available evidence, both positive and negative, when determining whether to establish and/or maintain a valuation allowance against deferred tax assets, with significant weight given to evidence that can be objectively verified. Positive evidence includes reduced potential for material loss as a result of settling RMBS representation and warranty litigation and resolving exposure to Puerto Rico, Everspan's receipt of an 'A-'' Financial Strength Rating from AM Best, the launch of a specialty program property and casualty insurance business, AFG's acquisition of majority interests in MGA/U businesses and AAC's reduction of material amounts of debt. Negative evidence includes the potential for unrecognized future insurance tax losses; cumulative pre-tax losses, adjusted for nonrecurring one-time events, for the last three years; the legacy financial guarantee business remains in run-off; and material amounts of debt remain at AAC.
The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income within the carry forward periods available under the tax law. As a result of the above-described risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover part or all the U.S. federal deferred tax asset and therefore has a full valuation allowance. To the extent such risks and uncertainties are resolved, Ambac may have the ability to establish a history of making reliable estimates of future income which could ultimately result in a reduction to the deferred tax asset valuation allowance. See Note 17. Income Taxes to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K for additional information on the Company's deferred income taxes.
FINANCIAL GUARANTEES IN FORCE
($ in millions)
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at December 31, 2022 and 2021. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded and for 2021 excludes exposure of the policy insuring the Sitka Senior Secured Notes as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

December 31,	2022	2021
Public Finance (1) (2)	$10,547	$12,360
Structured Finance	3,612	4,904
International Finance	8,454	10,756
Total net par outstanding	$22,613	$28,020
(1)    Includes $5,400 and $5,490 of Military Housing net par outstanding at December 31, 2022 and 2021, respectively.
(2)     Includes $244 and $1,054 of Puerto Rico net par outstanding at December 31, 2022 and 2021, respectively.
Below we will discuss the significant exposures in our insured portfolio relating to each of the three markets. See Note 7. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K for exposures by bond type.
U.S. Public Finance Insured Portfolio
AAC’s portfolio of U.S. public finance exposures totaled $10,547 in net par outstanding, representing 47% of Ambac’s net par outstanding as of December 31, 2022, and a 15% reduction from the amount outstanding at December 31, 2021.
| Ambac Financial Group, Inc. 32 2022 FORM 10-K

Table of Contents,
This reduction in exposure was due to the Puerto Rico restructuring transactions, other active de-riskings, scheduled paydowns, and early terminations (calls, refundings and pre-refundings). Ambac’s U.S. public finance portfolio consists of municipal bonds such as general obligation, revenue, and lease and tax-backed obligations of state and local government entities, and also includes several non-municipal types of bonds, such as financings with public and private elements, which generally finance infrastructure, housing and other public interests, the largest sector of which is U.S. military housing which accounts for approximately 51% of AAC's U.S. Public Finance Insured Portfolio.
Municipal Bonds
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
Non-Municipal Bonds
Public/private transactions are generally structured to achieve their targeted public interest objective without direct support from the public sector. Some examples of this type of financing include affordable housing, private education, and privatized military housing. Protections within these financings provided to Ambac usually include the strength of the financed asset’s essentiality and public purpose and may include financial covenants, collateral and control rights. Risk factors include financial underperformance, event risk and a shift in the asset’s mission or essentiality.
Military Housing Bonds
AAC's largest concentration of non-municipal bonds is U.S. military housing. Ambac insures $5,400 net par of privatized military housing debt. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated in most cases by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). In typically small percentages, rental payments can also come from civilians, including retired service personnel and US Department of Defense contractors living on a particular base. Collateral for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include ongoing base essentiality, military deployments, the U.S. government’s commitment to fund the BAH, marketability/attractiveness of the on-base housing units versus off-base housing, construction completion, environmental remediation, natural disasters, excessive utility and other operating costs and housing management. Ambac's exposure to privatized military housing debt is a growing concentration given the long-dated maturity profile of the exposure relative to other parts of Ambac's insured portfolio. As of December 31, 2022, privatized military housing represented approximately 24% of net par outstanding as compared to 19.6% as of December 31, 2021.
U.S. Structured Finance Portfolio
Ambac’s portfolio of U.S. structured finance exposures is $3,612 in net par outstanding, representing 16% of Ambac’s net par outstanding as of December 31, 2022, and a 26% reduction from the amount outstanding at December 31, 2021. This reduction in exposure was primarily related to (i) RMBS policies, which continued to prepay as well as incur claims, (ii) de-risking activity and (iii) scheduled paydowns.
Current insured exposures primarily include securitizations of mortgage loans, home equity loans and student loans, in each case where the majority of the underlying collateral risk is situated in the United States. At December 31, 2022, RMBS represented approximately 9% of net par outstanding.
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
International Finance Insured Portfolio
Ambac’s portfolio of international finance insured exposures is $8,454 in net par outstanding, representing 37% of Ambac’s net par outstanding as of December 31, 2022, and a 21% reduction from the amount outstanding at December 31, 2021. This reduction in exposure was primarily the result of commutations and a strengthening of the US dollar versus the British pound and the Euro. Ambac’s international finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, utility obligations, whole business securitizations (e.g., securitizations of substantially all of the operating assets of a corporation) and sub-sovereign credits. At December 31, 2022, sub-sovereign and investor-owned and public utilities represented approximately 18% and 11% of net par outstanding, respectively. Ambac has no insured exposure related to emerging markets.
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
Ambac UK, which is regulated in the United Kingdom (“UK”), was AAC’s primary vehicle for directly issuing financial guarantee policies in the UK and the European Union with $8,194 net par outstanding at December 31, 2022. The portfolio of insured exposures underwritten by Ambac UK is financially supported exclusively by the assets of Ambac UK and no capital support arrangements are in place with any other Ambac affiliate.
| Ambac Financial Group, Inc. 33 2022 FORM 10-K

Table of Contents,
Ambac's international net par exposures are principally in the United Kingdom ($7,223); however, we also have exposures with credit risk based in various EU member states, including
Austria, France, Germany and Italy ($971).  Ambac does not guarantee any sovereign bonds of the above EU countries.
Largest Insured Exposures:
The table below shows Ambac’s ten largest exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2022 (in millions):

Sector	Co.	Bond Kind	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding	% of Total Net Par Outstanding
IF	AUK	Investor Owned Utility Gas - unsecured	UK-Utility	BBB+	2037	$805	3.6%
IF	AUK	Other Asset Securitizations	UK-Asset Securitizations	BBB	2033	744	3.3%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2040	723	3.2%
IF	AUK	PFI - Hospitals	UK-Infrastructure	A-	2046	688	3.0%
IF	AUK	Investor Owned Utility Other - unsecured	UK-Utility	A-	2035	598	2.6%
IF	AUK	Sub-Sovereign	Italy-Sub-Sovereign	BIG	2035	591	2.6%
IF	AUK	Investor Owned Utility Electric - unsecured	UK-Utility	BBB+	2036	556	2.5%
PF	AAC	US State Lease/Appropriation	US-Lease and Tax-backed Revenue	BBB-	2036	489	2.2%
IF	AUK	PFI - Accommodation	UK-Infrastructure	BBB+	2038	472	2.1%
PF	AAC	Military Housing	US-Housing Revenue	BBB-	2052	450	2.0%
Total						$6,116	27.1%
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

Net par related to the top ten exposures reduced $1,209 from December 31, 2021. Exposures are impacted by commutations, changes in foreign exchange rates ($575 reduction during 2022), certain indexation rates linked to inflation measures in the United Kingdom (RPI) and Australia (CPI), and scheduled and unscheduled paydowns. As a result of recent increases in inflation, such indexation-linked exposures have increased at a faster pace than they have historically.
The concentration of net par amongst the top ten (as a percentage of net par outstanding) increased slightly to 27.1% at December 31, 2022, from 26.2% at December 31, 2021. Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $30 per single risk, with insured exposures ranging up to $386 and a median net par outstanding of $5.
Given that Ambac has not written any new insurance policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large and/or below investment grade exposures.
Puerto Rico
Our exposure to Puerto Rico (the "Commonwealth") consisted of several different issuing entities (all below investment grade and whereby AAC has paid substantial claims since 2016) that have been part of the debt restructuring process under the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”), a U.S. federal law enacted in 2016 that, among other things, established a financial oversight board (the “FOMB”) and provided for a process for restructuring debt that roughly follows U.S. Bankruptcy laws. As of December 6, 2022, all AAC-insured Puerto Rico obligations have been restructured under PROMESA via court-approved plans of adjustment or qualifying modifications. The following table outlines Ambac's insured net par outstanding to each Commonwealth of Puerto Rico issuer.

Net Par Outstanding ($ in millions)	December 31,
	2022	2021
PR Highways and Transportation Authority (1998 Resolution - Senior Lien Transportation Revenue) (1)	$178	$394
PR Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	66	73
PR Highways and Transportation Authority (1968 Resolution - Highway Revenue)	—	4
PR Infrastructure Financing Authority (Special Tax Revenue)	—	403
PR Convention Center District Authority (Hotel Occupancy Tax	—	86
Commonwealth of Puerto Rico - General Obligation Bonds	—	11
PR Public Buildings Authority - Guaranteed by the Commonwealth of Puerto Rico	—	83
Total Net Exposure to The Commonwealth of Puerto Rico and Related Entities	$244	$1,054
Total Net P&I Exposure to The Commonwealth of Puerto Rico and Related Entities	$884	$2,423
| Ambac Financial Group, Inc. 34 2022 FORM 10-K

Table of Contents,
(1)    As of February 16, 2023, net par of $136 has been reduced through acceleration and redemption payments consistent with AAC's plan to further de-risk its exposure to Puerto Rico.
Commonwealth Plan of Adjustment (Title III Case)
On January 18, 2022, Judge Laura Taylor Swain, U.S. District Court for the District of Puerto Rico, entered an order confirming the Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, et al. ("Eighth Amended POA") together with the Qualifying Modifications for PRIFA and CCDA ("PRIFA QM" and "CCDA QM", respectively). On March 15, 2022, the Eighth Amended POA, the PRIFA QM and CCDA QM became effective, restructuring approximately $33,000 of debt across various Commonwealth instrumentalities, including obligations insured by AAC, and approximately $50,000 in pension obligations. The Eighth Amended POA, among other things, incorporated the settlement reflected in the PRIFA Related Plan Support Agreement (“PRIFA PSA”) that was signed on July 27, 2021, by the FOMB, as representative of the Commonwealth of Puerto Rico, AAC, FGIC, and other holders of bonds issued by PRIFA. The Eighth Amended POA also incorporated the settlements reflected in the PRHTA/CCDA Related Plan Support Agreement (“PRHTA/CCDA PSA”) dated May 5, 2021, and the Amended and Restated Plan Support Agreement with the FOMB, as representative of the Commonwealth of Puerto Rico, PBA, and the Employee Retirement System of the Government of the Commonwealth of Puerto Rico ("Amended and Restated GO / PBA PSA") dated as of July 12, 2021.
AAC-Insured Bond Effective Date Transactions
GO / PBA
On the Eight Amended POA effective date, AAC-insured GO and PBA bondholders who elected commutation of their insurance received: i) their respective shares of GO/PBA plan consideration available under the Eighth Amended POA, and ii) cash from Ambac. Ambac’s obligations to the bondholders under the Ambac insurance policies who elected this option were deemed to be fully satisfied. On the plan effective date, about 50% and 27% of the outstanding par of the Ambac-insured GO and PBA bonds, respectively, totaling about $28 of insured par was commuted. The AAC-insured GO and PBA bondholders who failed to elect commutation received payment, in cash, of the outstanding principal amount of the bondholders’ insured bonds plus the accrued and unpaid interest thereon as of the effective date (the “Ambac Acceleration Price.”). Pursuant to this option, bondholders received the Ambac Acceleration Price in full and final discharge of Ambac’s obligations under the Ambac insurance policies. As of the effective date, all the remaining outstanding AAC-insured GO and PBA bonds were satisfied and eliminated via commutation or acceleration.
PRIFA / CCDA
On the Eight Amended POA effective date, AAC-insured PRIFA and CCDA bondholders who elected commutation of their insurance received: 1) their respective shares of PRIFA or CCDA plan consideration available under the Eighth Amended POA and the PRIFA QM, or CCDA QM, as applicable, and 2) cash from Ambac. Ambac’s obligations to the bondholders under the Ambac insurance policies who elected this option were deemed to be fully satisfied. The AAC-insured PRIFA and
CCDA bondholders who failed to elect commutation had their bondholders’ respective shares of consideration available under the Commonwealth Plan and the PRIFA QM, or CCDA QM, as applicable, deposited into a trust. On the plan effective date, about 39% and 19% of the outstanding par of the AAC-insured PRIFA and CCDA bonds, respectively, totaling about $172 of insured par was commuted with the remainder totaling about $317 of insured par deposited into the trusts. During the second quarter of 2022, the remainder of those PRIFA and CCDA bonds belonging to bondholders who elected not to commute their AAC Insurance Policies and were deposited into trusts together with such policies were all accelerated, satisfying and eliminating all of the AAC-insured PRIFA and CCDA bonds.
PRHTA Plan of Adjustment (Title III Case)
On October 12, 2022, Judge Swain entered an order confirming the Fifth Amended Title III Plan of Adjustment of The Puerto Rico Highways and Transportation Authority (" PRHTA POA"). On December 6, 2022, the PRHTA POA became effective, restructuring approximately $6,400 of PRHTA claims, including obligations insured by AAC. The PRHTA POA, among other things incorporated the settlement reflected in the PRHTA/CCDA PSA.
PRHTA / CCDA PSA
AAC signed a joinder to the PRHTA/CCDA PSA on July 15, 2021. The PRHTA/CCDA PSA, originally executed on May 5, 2021, provided for certain consideration for holders of bonds issued by certain Commonwealth instrumentalities, PRHTA and CCDA on account of their claims against the Commonwealth arising from such bonds ("Clawback" claims). Under the PRHTA/ CCDA PSA, PRHTA creditors shared $389 of cash proceeds that was paid on July 8, 2022, once the PRHTA distribution condition was met pursuant to the Eighth Amended POA (the “Interim Distribution”). In addition, PRHTA creditors received an approximately 69% share of the Clawback contingent value instrument ("CVI"), subject to a lifetime nominal cap of about $3,698, which was also paid as part of the Interim Distribution. The PRHTA Clawback CVI is subject to a PRHTA-specific waterfall: holders of PRHTA ’68 bonds will receive the first dollars of Clawback CVI, followed by holders of PRHTA ’98 bonds PRHTA bondholders also received new PRHTA bonds with a face amount of $1,245. Of the $1,245 in new bonds, approximately $646.4 was allocated to holders of PRHTA '68 bonds and approximately $598.6 was allocated to holders of PRHTA '98 bonds. In addition, AAC and other PRHTA creditors received restriction fees and consummation costs that were payable at the effective date of the PRHTA POA.
PRHTA Interim Distribution
On July 8, 2022, following satisfaction of the PRHTA distribution condition, AAC received its share of the Interim Distribution of cash and Clawback CVI related to the Ambac insured PRHTA '68 and '98 bonds in satisfaction of the Clawback claims against the Commonwealth under the Eighth Amended POA. The Interim Distribution to AAC totaled approximately $19 of cash and $295 maximum notional value of Clawback CVI, which had been recorded as cash and fixed maturity securities - trading (at fair value), respectively, on the Consolidated Balance Sheet. On the PRHTA POA effective date, a portion of the cash and Clawback CVI were: (i)
| Ambac Financial Group, Inc. 35 2022 FORM 10-K

Table of Contents,
distributed to PRHTA '98 commuting bondholders together with the new PRHTA bonds in connection with the PRHTA POA and a commutation payment from AAC in full satisfaction of and in full and final discharge of Ambac’s obligations under the Ambac insurance policies or (ii) deposited into a trust, as described below, together with the new PRHTA bonds or in connection with the PRHTA POA.
PRHTA Effective Date Transactions
On the PRHTA effective date, 1) all remaining outstanding AAC-insured PRHTA '68 bonds were fully satisfied and eliminated via acceleration, and 2), pursuant to bondholder election, AAC-insured PRHTA '98 bondholders who elected commutation of their insurance received (i) their share of PRHTA plan consideration under the PRHTA POA and the interim distribution under the Eighth Amended POA, and (ii) cash from AAC. AAC’s obligations to the bondholders under the Ambac insurance policies who elected this option were deemed to be fully satisfied and eliminated. The AAC-insured PRHTA '98 bondholders who failed to elect commutation had their bondholders’ share of plan consideration under the PRHTA POA and the interim distribution under the Eighth Amended POA deposited into a trust. On the plan effective date, about 21% of the outstanding par of the AAC-insured PRHTA 98 bonds, totaling about $83 of net par outstanding was commuted with the remainder totaling about $312 of net par outstanding being deposited into the trusts. Following the effective date, subsequent redemptions of trust units via the pass through of plan consideration proceeds and AAC acceleration payments further reduced AAC-insured PRHTA '98 net par exposure to $178 as of December 31, 2022. Since year-end, AAC-insured PRHTA exposure has been further reduced through redemptions of trusts units via the pass through of plan consideration proceeds, interest on plan consideration, and AAC acceleration payments.
Additional Insured Portfolio Information
Average Life of Insured Portfolio
Ambac estimates that the average life of its guarantees on par in force at December 31, 2022, is approximately 10 years. The average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for non-contractual reductions, refundings or terminations of insured issues. RMBS policies incorporate assumptions on expected prepayments over the remaining life of the insured obligation.
The following table depicts amortization of existing guaranteed net par outstanding:

Net Par Outstanding Amortization (1) ($ in millions)	Estimated Net Amortization
2023	$1,251
2024	1,505
2025	1,252
2026	1,208
2027	1,014

2023 - 2027	$6,230
2028 - 2032	5,172
2033 - 2037	6,597
2038 - 2042	2,040
After 2042	2,574
Total	$22,613
(1)    Depicts amortization of existing guaranteed portfolio, assuming no advance refundings, as of December 31, 2022. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay guaranteed obligations.
Exposure Currency
The table below shows the distribution by currency of Ambac's existing guaranteed net par outstanding as of December 31, 2022:

Currency ($ in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars	Percentage of Net Par Amount Outstanding
U.S. Dollars		$14,350	$14,350	63%
British Pounds		£5,842	7,048	31%
Euros		€894	956	4%
Australian Dollars	A$	380	259	1%
Total			$22,613	100%
See Note 7. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Annual Report on Form 10-K, for geographic detail by location of risk as of December 31, 2022.
Ratings Distribution
The following charts provide a rating distribution of existing net par outstanding based upon internal Ambac credit ratings at December 31, 2022 and 2021, and a distribution of Ambac's below investment grade ("BIG") net par exposures at December 31, 2022 and 2021. BIG is defined as those exposures with an internal credit rating below BBB-:
| Ambac Financial Group, Inc. 36 2022 FORM 10-K

Table of Contents,
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
Summary of Below Investment Grade Exposure:

Bond Type	Net Par Outstanding
December 31,	2022	2021
Public Finance:
Military Housing	$366	$370
Puerto Rico	244	1,054
Other	213	317
Total Public Finance	823	1,741
Structured Finance:
RMBS	1,841	2,170
Student loans	275	302
Total Structured Finance	2,117	2,472
International Finance:
Sovereign/sub-sovereign	701	774
Transportation	310	389
Other	2	62
Total International Finance	1,013	1,225
Total	$3,953	$5,438
The net decline in below investment grade exposures is primarily due to de-risking activities, including the Puerto Rico restructuring, and foreign exchange rates of $71.
Below investment grade exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to continue to increase in the future.
Ceded Reinsurance
AAC has reinsurance in place pursuant to surplus share treaties and facultative agreements. As a primary financial guarantor, AAC is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under these reinsurance agreements. AAC's reinsurers all have applicable ratings of A of better. As of December 31, 2022, the aggregate amount of insured par ceded by AAC to reinsurers under reinsurance agreements was $4,938, with the largest reinsurer accounting for $2,187 or 7.9% of gross par outstanding at December 31, 2022.
| Ambac Financial Group, Inc. 37 2022 FORM 10-K

Table of Contents,
The following table shows the distribution, by bond type, of AAC’s ceded guaranteed portfolio at December 31, 2022:

Bond Type	Ceded Par Amount Outstanding
December 31,	2022	2021
Public Finance:
General obligation	$1,265	$1,458
Lease and tax-backed revenue	1,169	1,618
Housing revenue	910	922
Transportation revenue	699	749
Other	555	612
Total Public Finance	4,598	5,359
Structured Finance:
Investor-owned utilities	174	222
Structured insurance	—	313
Other	136	185
Total Structured Finance	310	720
Total Domestic	4,908	6,079
International Finance:
Total International Finance	30	23
Total	$4,938	$6,102
Percentage of Gross Par Ceded	18%	18%
RESULTS OF OPERATIONS ($ in millions)
The following discussion should be read along with the financial statements included in this Annual Report on Form 10-K, as well as Part II, "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for the year ended December 31, 2021, which provides additional information on comparisons of years 2021 and 2020.
Net income attributable to common stockholders for the year ended December 31, 2022, was $522 compared to a net loss attributable to common stockholders of $17 for the year ended December 31, 2021. The net income variance was primarily driven by: (i) a higher benefit through loss and loss adjustment expenses, (ii) a litigation recovery, (iii) higher gains on derivative contracts, (iv) higher net gains on extinguishment of debt, and (v) lower interest expense, partially offset by lower returns from the investment portfolio.
A summary of our financial results is shown below:

Year Ended December 31,	2022	2021	2020
Revenues:
Net premiums earned	$56	$47	$54
Commission income	31	26	—
Program fees	3	—	—
Net investment income	17	139	122
Net investment gains (losses), including impairments	31	7	22
Net gains (losses) on derivative contracts	129	22	(50)
Net realized gains on extinguishment of debt	81	33	—
Income (loss) on variable interest entities	21	7	5
Other income	10	1	3
Litigation recoveries	126	—	—
Expenses:
Losses and loss adjustment expenses (benefit)	(396)	(88)	225
Amortization of deferred acquisition costs, net	3	1	—
Commission expense	18	15	—
General and administrative expenses	141	111	92
Intangible amortization	47	55	57
Interest expense	168	187	222
Provision (benefit) for income taxes	2	18	(3)
Net income (loss)	522	(16)	(437)
Less: net (gain) loss attributable to noncontrolling interest	(1)	(1)	—
Net income (loss) attributable to common stockholders	$522	$(17)	$(437)
Ambac's results for the year ended December 31, 2022 were significantly impacted by the following:
•As of December 6, 2022, all AAC-insured Puerto Rico obligations were restructured under PROMESA via court-approved plans of adjustment or qualifying modifications. As a result of these successful restructurings, Ambac's 2022 consolidated financial results included a net benefit of $180 in losses and gains of $37 on the consolidation of newly established variable interest entities; partially offset by net losses of $23 from sales and changes to the fair value of securities received by AAC in the restructurings, losses of $17 on the VIEs after initial consolidation and accelerated amortization of the insurance intangible asset.
| Ambac Financial Group, Inc. 38 2022 FORM 10-K

Table of Contents,
•On October 6, 2022, AAC entered into a Settlement Agreement and Release with Bank of America Corporation and certain affiliates thereof (the "BOA Parties") whereby the parties settled all RMBS litigation brought by AAC against the BOA Parties and AAC received $1,840. On December 29, 2022, AAC entered into a Settlement Agreement and Release with Nomura Credit & Capital, Inc. whereby the parties settled all RMBS litigation brought by AAC against Nomura and AAC received $140 on January 3, 2023. AAC used the proceeds from these settlements (net of reinsurance) plus approximately $6 of cash on hand to fully redeem all debt obligations secured by the net proceeds of litigations brought by AAC against RMBS sponsors. The settlements with the BOA Parties and Nomura brought to closure all of AAC's legacy litigation against RMBS sponsors. See Note 1. Background and Business Description in Part II, Item 8 in this Annual Report on Form 10-K for further information. During 2022, AAC recorded a gain of $123 million in loss and loss adjustment expenses and litigation recoveries of $126, offset by net realized losses on extinguishment of debt of $53 related to the above-mentioned settlement agreements.
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for 2022 and 2021.
Gross Premiums Written. Gross premiums written increased $125 for the year ended December 31, 2022, compared to the same periods in the prior year, as shown by segment below.

Year Ended December 31,	2022	2021	2020
Legacy Financial Guaranty Insurance	$(20)	$(11)	$(1)
Specialty Property & Casualty Insurance	146	13	—
Total	$127	$2	$(1)
Legacy Financial Guarantee Insurance gross written premiums were negative from de-riskings, pre-payments and other changes in expected cash flows of insured transactions.
See gross premiums written by line of business for the Specialty Property & Casualty Insurance business located in the Business section of Part I, Item 1 in this Annual Report on Form 10-K.
Net Premiums Earned. Net premiums earned for the year ended December 31, 2022 increased by $9 or 20% as compared to net premiums earned for the year ended December 31, 2021, as shown below.

Year Ended December 31,	2022	2021	2020
Legacy Financial Guaranty Insurance	$42	$46	$54
Specialty Property and Casualty Insurance	14	1	—
Total	56	47	54
The reduction in Legacy Financial Guarantee Insurance segment net premiums earned was primarily due to de-risking activities, run-off of the insured portfolio, and the impact from the strengthening of the US dollar relative to the British Pound Sterling. The increase in Specialty Property & Casualty
Insurance net premiums earned was driven by the growth in net premiums written.
Commission Income. Commission income was $31 compared to $26, for the years ended December 31, 2022 and 2021. Commissions include both base and profit sharing commissions of the Insurance Distribution segment. The increase was driven by greater premiums placed by Xchange Benefits as well as premiums placed by All Trans and Capacity Marine since their acquisition in November 2022. Commission expense will largely track changes in gross commission. For the year ended December 31, 2022 commissions expenses were $18 compared to $15 for the year ended December 31, 2021, representing approximately 58% of commission income in both periods.
Program Fees. Program fee revenues were $3 compared to less than $1 for the years December 31, 2022 and 2021, respectively. Program fee revenues represent the recognition of ceding commissions in excess of direct acquisition costs received from reinsurers and minimum fees received from MGA/Us until the related program reaches a certain level of premium. Program fees are typically charged as a percentage of premiums ceded to reinsurers as a component of total ceding commissions.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed maturity securities classified as available-for-sale, interest and changes in fair value of fixed maturity securities classified as trading, and net gains (losses) on pooled investment funds which include changes in fair value of the funds' net assets. Fixed maturity securities include investments in Ambac-insured securities that are made opportunistically based on their risk/reward and asset-liability management characteristics. Investments in pooled investment funds and certain other investments are either classified as trading securities with changes in fair value recognized in earnings or are reported under the equity method. These funds and other investments are reported in Other investments on the Consolidated Balance Sheets. For further information about investment funds held, refer to Note 5. Investments to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K. Net investment income for the periods presented were driven by the Legacy Financial Guarantee Insurance segment, other segments' results were not significant.
Net investment income from Ambac-insured securities, available-for-sale securities other than Ambac-insured and Other investments is summarized in the table below:

Year Ended December 31,	2022	2021	2020
Securities available-for-sale: Ambac-insured (including secured notes)	$24	$45	$62
Securities available-for-sale and short-term other than Ambac-insured	42	29	41
Other investments (includes trading securities)	(49)	66	19
Net investment income	$17	$139	$122
| Ambac Financial Group, Inc. 39 2022 FORM 10-K

Table of Contents,
Net investment income decreased $123 for the year ended December 31, 2022, compared to 2021. As described further below, the variance was primarily driven by 2022 fair value losses within fund investments and on fixed maturity investments classified as trading, and the impact of the LSNI Secured Note redemption in July 2021.
•Other investments results decreased $115 in 2022, compared to the prior year, including losses of $23 on securities received in the Puerto Rico restructurings which are classified as trading. Pooled fund investments produced a net loss of $26 in 2022, a decrease of $92 compared to 2021. The decrease was driven by net losses in most fund categories compared to generally strong performance in 2021, with the largest declines being in hedge funds, equities, high-yield and leveraged loan funds and real estate. Investments in pooled funds may be volatile, but are generally expected to produce higher returns than traditional fixed maturity investments.
•Investment income from Ambac-insured securities decreased $21 in 2022, compared to 2021, due primarily to lower levels of secured note holdings, the impact of the March 15, 2022 and December 6, 2022 Puerto Rico restructurings and continued runoff of AAC-insured RMBS.
•Net investment income from available-for-sales securities other than Ambac-insured securities increased $13 in 2022, compared to the prior year, due to higher portfolio yields.
Net Investment Gains (Losses), including Impairments. The following table provides a breakdown of net investment gains, for the periods presented:

Year Ended December 31,	2022	2021	2020
Net realized gains on securities sold or called	$18	$11	$26
Net foreign exchange gains (losses)	14	(5)	(4)
Credit impairment	—	—	—
Intent / requirement to sell impairments	—	—	—
Total net investment gains, including impairments	$32	$7	$22
Net investment gains on securities sold or called during the year ended December 31, 2022, included a recovery of $9 from a class-action settlement relating to certain RMBS securities previously held in the investment portfolio, $4 from the distribution of residual assets of a legacy financial guarantee student loan restructuring vehicle and $5 from the mandatory redemption of Sitka Senior Secured Notes over their amortized cost value. Realized gains in 2021 included $4 on the sale of AFG's equity interest in the Corolla Trust in connection with the Corolla Note Exchange (as such terms are defined in Note 1. Background and Business Information to the Consolidated Financial Statements included in this Annual Report). Other net realized gains on securities sold or called in 2022 and 2021 are primarily from sales in connection with routine portfolio management.
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
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts are primarily from the Company's interest rate derivatives portfolio, which is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee insurance and investment portfolios. Net gains (losses) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. Results from other non-VIE derivatives were not significant to the periods presented.
Net gains on interest rate derivatives for the year ended December 31, 2022, were $128, compared to a net losses of $22 for the year ended December 31, 2021. The net gain for the year ended December 31, 2022, reflects changes in fair value from increases in forward interest rates and lower counterparty credit adjustments on certain derivative assets, partially offset by portfolio carrying costs. The improved results for the year ended December 31, 2022, resulted from significant interest rate increases combined with favorable portfolio positioning and the impact of credit spreads in derivative assets as described further below.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. In periods when credit spreads are stable, counterparty credit adjustments will generally have a proportionate offsetting impact to gains or losses on derivative assets, relative to fully collateralized assets. In addition to the impact of interest rates on the underlying derivative asset values, the changes in counterparty credit adjustments are driven by movement of credit spreads. Generally, narrowing (widening) of credit spreads will increase (decrease) derivative gains relative to a period of stable credit spreads. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $8 and $5 for the years ended December 31, 2022 and 2021, respectively. The lower counterparty credit adjustments for both periods reflected lower underlying asset values with the further impact of credit spread widening in 2022 and narrowing in 2021.
Net Realized Gains on Extinguishment of Debt. Net realized gains on extinguishment of debt was $81 for year ended December 31, 2022. Gains were recognized due to repurchases of surplus notes below their carrying values, partially offset with losses recognized on the redemption of the Sitka AAC Note (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K) above its carrying value.
| Ambac Financial Group, Inc. 40 2022 FORM 10-K

Table of Contents,
AAC repurchased $266 million current par of surplus notes from third party holders between the second and fourth quarters of 2022. Net realized gains on extinguishment of debt was $33 for the year ended December 31, 2021, resulting from the 2021 exchanges of junior surplus notes below their carrying values. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the 2021 Surplus Notes Exchanges. Subject to internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase surplus notes and may consider opportunities to exchange securities issued by it from time to time for other securities issued by it.
Income (Loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to FG-VIEs consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating FG-VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities. In consolidation, assets and liabilities of the FG-VIEs are initially reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of FG-VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated FG-VIE’s net assets or liabilities are recorded through income at the time of consolidation. Additionally, terminations or other changes to Ambac's financial guarantee insurance policies that impact projected cash flows between a consolidated FG-VIE and Ambac could result in gains or losses, even if such policy changes do not result in deconsolidation of the FG-VIE.
Income (loss) on variable interest entities was $21 and $7 for the years ended December 31, 2022 and 2021, respectively. Results for the year ended December 31, 2022, related primarily to three VIE trusts created in connection with the Puerto Rico restructurings in 2022. The year ended December 31, 2022, included the initial $37 gain upon consolidation, losses of $9 from changes to fair value of these VIEs' assets, and losses of $7 from these VIEs driven by interest costs. Results for the year ended December 31, 2021, were due primarily to gains on higher valuation of net assets of VIEs, together with realized gains of $2 on sales of assets from the COFINA Trust. Refer to Note 12. Variable Interest Entities to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the accounting for VIEs.
Litigation Recoveries. In connection with the settlement agreement with Bank of America Corporation and certain affiliates, the BOA Settlement Payment included recoveries from litigations for alleged breaches of contractual obligations and fraud by the BOA Parties. Management allocated the BOA Settlement Payment to each of the litigations based on previously developed valuations of each individual litigation. The portion of the BOA Settlement Payment allocated to fraud litigation recoveries has been recorded as a litigation recovery in the Statement of Comprehensive Income (Loss).
Losses and Loss Adjustment Expenses (Benefit). Losses and loss adjustment expenses include the financial guarantee and specialty property and casualty businesses.
Loss and loss adjustment expenses decreased $308 for the year ended December 31, 2022, compared to the prior year. Legacy financial guarantee loss and loss adjustment expenses (benefit) were $(406) and $(89) for the years ended December 31, 2022 and 2021, respectively. Specialty Property and Casualty Insurance loss and loss adjustment expenses were $9 and $— for the years ended December 31, 2022 and 2021, respectively
LFG Losses and loss expenses (benefit) for 2022, were driven by favorable RMBS development due to the impact of the settlement agreements with Bank of America Corporation and certain affiliates thereof and Nomura Credit and Capital, Inc.of $123 and the positive impact of discount rates, and favorable loss development in domestic public finance (primarily due to the Puerto Rico restructurings of $180).
LFG Losses and loss expenses for 2021 were largely driven by favorable loss development in domestic public finance, primarily related to Puerto Rico, and structured finance, primarily related to improved credit in RMBS, partially offset by the negative impact of discount rates, and loss expenses incurred.
General and Administrative Expenses ("G&A"). The following table provides a summary of G&A expenses for the periods presented:

($ in millions) Year Ended December 31,	2022	2021	2020
Compensation	$66	$62	$51
Non-compensation	75	49	41
Total	141	111	92
G&A expenses for the year ended December 31, 2022 are $141, an increase of $30 from G&A expenses for the year ended December 31, 2021. The increase was primarily due to the following:
•Higher compensation costs primarily due to a net increase in staffing from additions in the Specialty Property and Casualty Insurance and Insurance Distribution segments, partially offset by reductions in staffing in the Legacy Financial Guaranty segment, and the impact of performance factor adjustments on incentive compensation expense.
•Higher non-compensation costs primarily related to Legacy Financial Guarantee Insurance segment defensive litigation expenses of $26 and Specialty Property and Casualty Insurance segment costs associated with growth of the business. These items were partially offset by a reduction in advisory fees associated with Legacy Financial
| Ambac Financial Group, Inc. 41 2022 FORM 10-K

Table of Contents,
Guarantee Insurance stemming from the 2021 secured note refinancing.
Intangible Amortization. Insurance intangible amortization was $44 and $52 for the years ended December 31, 2022 and 2021, respectively. The decrease in amortization for the year ended December 31, 2022, compared to 2021, is primarily due to run-off of the insured portfolio and de-risking activity. Other intangible amortization was $3 and $3 for the years ended December 31, 2022 and 2021 relating to the acquisitions within the Insurance Distribution segment.
Interest Expense. Interest expense includes accrued interest on the LSNI Ambac Note (as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K), Sitka AAC Note, Tier 2 Notes, surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par. The following table provides details by type of obligation for the periods presented:

Year Ended December 31,	2022	2021	2020
Surplus Notes (1)	$78	$77	$85
LSNI Ambac Note	—	50	107
Sitka AAC Note	63	32	—
Tier 2 Notes	26	27	28
Other	1	1	1
Total interest expense	$168	$187	$222
(1)Includes interest on Junior Surplus Notes that were acquired and retired in 2021.
The decrease in interest expense for the year ended December 31, 2022, compared to the year ended December 31, 2021, reflects the impact of the 2021 refinancing and 2022 redemption of secured notes as described further under "Secured Note Refinancing" and "Redemption of Notes" in Note 1. Background and Business Description to the Consolidated Financial Statements, included in this Annual Report on Form 10-K. These transactions resulted in lower debt outstanding and a lower coupon interest rate on the Sitka AAC Note relative to the LSNI Ambac Note. Interest expense for 2022 also declined as a result of purchases of surplus notes throughout the year. These benefits were partially offset by the effects of interest compounding on surplus notes and the Tier 2 Notes.
Surplus note principal and interest payments require the approval of OCI. In May 2022, OCI declined the request of AAC to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the then next scheduled payment date of June 7, 2022. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, was extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding to third parties was $427 at December 31, 2022. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments.
Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2022 and 2021, was a expense of $2 and $18, respectively. Income taxes for the year ended December 31, 2022 and 2021, includes provisions for income tax due in respect of Ambac UK of $3 and $16, respectively.
At December 31, 2022, the Company had approximately $3,454 of U.S. Federal net ordinary operating loss carryforwards, including approximately $1,630 at AFG and $1,824 at AAC.
Results of Operations by Segment
Legacy Financial Guarantee Insurance

Year Ended December 31,	2022	2021
Revenues:
Net premiums earned	$42	$46
Net investment income	12	138
Net investment gains (losses), including impairments	32	3
Net gains (losses) on derivative contracts	128	22
Net realized gains on extinguishment of debt	81	33
Other income	30	8
Litigation recoveries	126	—
Total	451	250
Expenses:
Losses and loss adjustment expenses (benefit)	(406)	(89)
General and administrative expenses	102	77
Total	(303)	(12)
Earnings before interest, taxes, depreciation and amortization (1)	754	262
Interest expense	168	187
Depreciation	2	2
Intangible amortization	44	52
Pretax income (loss)	$540	$20

Stockholders equity (2)	$826	$684
(1)Abbreviated as "EBITDA" in future references
(2)Represents the share of Ambac stockholders equity for each subsidiary within the Legacy Financial Guarantee Insurance segment, including intercompany eliminations.
The Legacy Financial Guarantee Insurance segment is in active runoff. This will generally result in lower premium earned, investment income, operating expenses and intangible amortization. The variability in the financial results are primarily driven by changes in loss and loss adjustment expenses resulting from, amongst other items, litigation settlements, credit developments and de-risking transactions. Additionally, the segment results are impacted by changes in interest rates as they impact net gains on derivative contracts and
| Ambac Financial Group, Inc. 42 2022 FORM 10-K

Table of Contents,
interest expense on the floating rate Sitka AAC Note (prior to its redemption in 2022). Key variances not discussed above in the Consolidated Results section are as follows:
Net premiums earned. Net premiums earned decreased $4 for the year ended December 31, 2022, compared to the same period in the prior year. Net premiums earned were impacted by the organic and active runoff of the financial guarantee insured portfolio resulting in a reduction to current and future normal net premiums earned and the following:
•Changes to the allowance for credit losses on the premium receivable asset. The positive impact on net premiums earned related to credit losses amounted to $4 and $8 for the years ended December 31, 2022 and 2021, respectively.
•Accelerated financial guarantee premiums earned as a result of calls and other accelerations on insured obligations, largely due to active de-risking of the insured portfolio, were $8 and $1 for the years ended December 31, 2022 and 2021, respectively.
Losses and Loss Adjustment Expenses (Benefit). Losses and loss adjustment expenses are based upon estimates of the aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Ambac recorded as a component of its loss reserve estimate subrogation recoverables related to securitized loans in RMBS transactions with respect to which AAC pursued claims for breaches of representations and warranties. Ambac has recorded representation and warranty ("R&W") subrogation recoverables, net of reinsurance, of $140 and $1,704 at December 31, 2022 and 2021, respectively. The decrease in these recoverables was primarily attributable to the settlement agreement with Bank of America Corporation and certain affiliates. On December 29, 2022, AAC entered into a Settlement Agreement and Release with Nomura Credit & Capital, Inc. whereby the parties settled all RMBS litigation brought by AAC against Nomura and AAC received $140 on January 3, 2023 bringing to a close all of AAC's legacy litigation against RMBS sponsor.
The following provides details for losses and loss expenses (benefit) incurred for the periods presented:

Year Ended December 31,	2022	2021
Structured Finance	$(207)	$(20)
Domestic Public Finance	(192)	(73)
Other	(6)	4
Totals (1)	$(406)	$(89)
(1)    Includes loss expenses incurred of $29, $55 and $103 for the year ended December 31, 2022, 2021 and 2020, respectively.
Losses and loss expenses (benefit) for 2022, were driven by favorable RMBS development due to the impact of the settlement agreements with Bank of America Corporation and certain affiliates thereof and Nomura Credit and Capital, Inc. of $123 and the positive impact of discount rates, and favorable loss development in domestic public finance (primarily due to the Puerto Rico restructurings of $180).
Legacy financial guarantee losses and loss expenses for 2021 were largely driven by favorable loss development in domestic public finance, primarily related to Puerto Rico, and structured finance, primarily related to improved credit in RMBS, partially offset by the negative impact of discount rates, and loss expenses incurred.
G&A Expenses. The increase in operating expenses during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is driven primarily by additional costs related to defensive litigation of $26. Compensation cost benefits relative to 2021 from headcount reductions in the segment were more than offset by the impact of incentive compensation performance factor adjustments and severance charges.
Specialty Property and Casualty Insurance

Year Ended December 31,	2022	2021
Gross premiums written	$146	$13
Net premiums written	29	3
Revenues:
Net premiums earned	$14	$1
Net investment income	2	1
Net investment gains (losses), including impairments	—	—
Program fees	3	—
Total	18	2
Expenses:
Losses and loss adjustment expenses (benefit)	9	—
Amortization of deferred acquisition costs, net	3	—
General and administrative expenses	13	9
Net (gain) loss attributable to noncontrolling interest	—	—
EBITDA	(6)	$(8)
Pretax income (loss)	$(6)	$(8)
Loss and LAE Ratio	65.4%	NM
Combined Ratio	158.1%	NM

Ambac's stockholders equity (1)	$110	$109
(1)Represents Ambac stockholders equity in the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Fourteen programs were authorized to issue policies as of December 31, 2022. The growth in both the number and size of these programs has contributed to the increase in gross and net premiums written, net premiums earned and net loss and loss adjustment expenses incurred.
Loss and loss adjustment expenses incurred may be adversely impacted by increasing economic and social inflation, particularly within the commercial auto business. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chain and labor markets. Going forward, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a
| Ambac Financial Group, Inc. 43 2022 FORM 10-K

Table of Contents,
pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
On September 28, 2022, Hurricane Ian reached landfall resulting in significant damage primarily in the states of Florida and South Carolina. Everspan's estimate of losses and loss expenses from this event is not material.
Segment pre-tax net income was favorably impacted by underwriting income driven by growth in earned premium and program fees relative to loss and loss adjustment expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021. General and Administrative expenses for the year ended December 31, 2022 increased as compared to the year ended December 31, 2021 primarily driven by costs associated with the increase in Everspan's operations including changes in staffing. Costs associated with the acquisition of additional shell insurance companies, as we continued to ramp up Everspan's operations, impacted pre-tax income for the year ended December 31, 2022 by approximately $1, relative to the year ended December 31, 2021.
Insurance Distribution

Year Ended December 31,	2022	2021
Premiums placed	$135	$117

Commission income	$31	$26
Commission expense	18	15
Net commissions	13	12
Expenses:
General and administrative expenses	6	5
Net (gain) attributable to noncontrolling interest	(1)	(1)
EBITDA	6	5
Depreciation (1)	—	—
Intangible amortization	3	3
Pretax income (loss)	$5	$4

Ambac's stockholders equity (2)	$93	$66
(1)    The Consolidated Statements of Comprehensive Income includes this in General and Administrative Expenses.
(2)    Represents the share of Ambac stockholders equity for each subsidiary within the Insurance Distribution segment, including intercompany eliminations.
Ambac's Insurance Distribution segment, Cirrata Group "Cirrata", currently includes Xchange Benefits, a P&C MGA specializing in accident and health products; All Trans, a full service managing general underwriter with delegated underwriting authority in commercial automobile insurance for specific "for-hire" auto classes; and Capacity Marine, a wholesale and retail brokerage and reinsurance intermediary specializing in marine and international risk. The Insurance Distribution business is typically compensated for its services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in some cases, the managing of claims under an agency agreement. Commission revenues are usually based on a percentage of the premiums placed. Cirrata is also eligible to receive profit sharing contingent commissions on certain of its programs based on the underwriting results of the policies it places with the carrier, which may cause some variability in revenue and earnings.
Cirrata business placed premiums for its carriers of approximately $135 for the year ended December 31, 2022, up $18 or 15% as compared to the year ended December 31, 2021. The growth was primarily driven by premiums placed by All Trans and Capacity Marine since their acquisition in November 2022.
Employer Stop Loss business underwritten by Xchange has seasonality in January and July, which result in revenue and earnings concentrations in the first and third quarters each calendar year, however, we expect this to become less pronounced over time as Cirrata continues to grow and diversify into other classes of business.
G&A Expenses. General and Administrative expenses for the year ended December 31, 2022 increased slightly as compared to the year ended December 31, 2021 as a result of employees hired to support the ESL renewal rights acquisition that occurred on April 29, 2022 and operating costs at All Trans and Capacity Marine since their acquisition in November 2022.

LIQUIDITY AND CAPITAL RESOURCES
($ in millions)
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG is a holding company with no outstanding debt. AFG’s liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $223 as of December 31, 2022, and secondarily on distributions and expense sharing payments from its operating subsidiaries.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 per year to cover expenses not otherwise reimbursed. The $4 reimbursement for 2021 expenses was approved by OCI and paid to AFG in April 2022.
•Substantial uncertainty remains as to AAC's ability to pay dividends to AFG and the timing of any such dividends.
•Everspan's ability to make future dividend payments will mostly depend on its future profitability relative to its capital needs to support growth. Everspan is not expected to pay dividends in the near term.
| Ambac Financial Group, Inc. 44 2022 FORM 10-K

Table of Contents,
•Cirrata does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Cirrata of $6 and $6 during the years ended December 31, 2022 and 2021.
AFG's principal uses of liquidity are: (i) the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac, (ii) the making of strategic investments, which may include illiquid investments and (iii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses; such capital investments include investments in technology to support the efficient operation of our Specialty Property and Casualty and Insurance Distribution businesses. AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements. AFG supported the development of the Specialty Property and Casualty Insurance business, and its acquisitions, with cash contributions of $15 and $92 to the Everspan group of companies during the years ended December 31, 2022 and 2021, respectively.
In the opinion of the Company’s management the net assets of AFG are sufficient to meet AFG’s current liquidity requirements. However, events, opportunities or circumstances could arise that may cause AFG to seek additional capital (e.g. through the issuance of debt, equity or hybrid securities).
Operating Companies' Liquidity
Insurance:
Sources of liquidity for the Company’s insurance subsidiaries are through funds generated from premiums, recoveries of prior claim payments, reinsurance recoveries, fees, investment income and maturities and sales of investments.
•See Note 8. Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8, in this Annual Report on Form 10-K for a summary of future gross financial guarantee premiums to be collected by AAC and Ambac UK. Termination of financial guarantee policies on an accelerated basis may adversely impact AAC’s liquidity.
Cash provided from these sources is used primarily for claim payments and commutations, loss expenses, acquisition costs (Specialty Property and Casualty Insurance segment only), debt service (Legacy Financial Guarantee segment only), operating expenses, reinsurance payments and purchases of securities and other investments.
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
•As further described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K: (i) effective October 29, 2022, AAC wholly redeemed the Sitka AAC Note and partially redeemed Tier
2 Notes and (ii) effective January 15, 2023, AAC fully redeemed the remaining Tier 2 Notes. Additionally, in the second and fourth quarters of 2022, AAC repurchased $334 current par of surplus notes (including $67 from AFG). Following these redemptions and repurchases, current principal outstanding on AAC's long-term debt consisted of $519 of surplus notes. AAC's future interest obligations on long-term debt after giving effect to these redemptions include $447 of accrued and unpaid interest that would be payable on surplus notes if approved by OCI on the next scheduled payment date of June 7, 2023.
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
Insurance Distribution:
The liquidity requirements of our Insurance Distribution subsidiaries are met primarily by funds generated from commission receipts (both base and profit commissions). Base commissions are generally received monthly, whereas profit commissions are received only if the business underwritten is profitable. Cash provided from these sources is used primarily for commissions paid to sub-producers, operating expenses and distributions to AFG and other members.
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for the periods presented.

Year Ended December 31,	2022	2021	2020
Cash provided by (used in):
Operating activities	$1,335	$(131)	$(175)
Investing activities	866	776	432
Financing activities (1)	(2,163)	(657)	(303)
Effect of foreign exchange on cash and cash equivalents	(1)	—	—
Net cash flow	$38	$(12)	$(46)
(1)During the 2022, AAC made payments of $476 to accelerate AAC-insured PRIFA, CCDA and HTA bonds that were not commuted and were deposited into trusts established under the Puerto Rico restructurings. Also during 2022, AAC received $165 for redemption of PRIFA trust units held in its investment portfolio. Because these trusts are consolidated VIEs, this net cash activity of
| Ambac Financial Group, Inc. 45 2022 FORM 10-K

Table of Contents,
$311 is reflected as payments of VIE liabilities in financing activities for the year ended December 31, 2022.
Operating activities
The following represents the significant cash operating activities during the years ended December 31, 2022 and 2021:
•Cash provided by (i) gross premiums (net of commissions paid) were $139 and $38 for the years ended December 31, 2022 and 2021, respectively; (ii) non-VIE interest rate derivatives were $84 and $(1) for the years ended December 31, 2022 and 2021, respectively; (iii) VIE derivative payments were $(326) and $(24) for the years ended December 31, 2022 and 2021, respectively; (iv) non-VIE investment portfolio income was $82 and $80 for the years ended December 31, 2022 and 2021, respectively; and (v) cash settlements from the Puerto Rico restructuring transactions to the consolidated trusts were $47 for the year ended December 31, 2022.
•Payments for non VIE debt service and accreted interest on redemptions and debt repurchases of the Sitka AAC Note, Tier 2 Notes and Surplus Notes were $59, $70 and $154, respectively, for the year ended December 31, 2022. Debt service payments on the LSNI Ambac Note and Sitka AAC Note were $51 and $30, respectively, for the year ended December 31, 2021.
•Payments related to (i) operating expenses were $94 and $83 for the years ended December 31, 2022 and 2021, respectively; and (ii) reinsurance premiums paid were $66 and $26 for the years ended December 31, 2022 and 2021, respectively
•Net Legacy Financial Guarantee Insurance loss and loss adjustment expenses paid (recovered), including commutation payments, during the years ended December 31, 2022 and 2021 are detailed below:

Year Ended December 31,	2022	2021
Net loss and loss adjustment expenses paid (recovered):
Net losses paid	$298	$103
Net subrogation received (1)	(1,951)	(121)
Net loss expenses paid	48	77
Net cash flow	$(1,605)	$59
(1)Includes the majority of the recoveries from the BOA Settlement Payment except for the portion allocated to fraud litigation recoveries. The fraud litigation recoveries were $126 and are also included in cash flows from operations.
Future operating cash flows will primarily be impacted by net premium collections, investment coupon receipts, fee and net commission revenues, operating expenses, net claim and loss expense payments and debt interest payments.
Financing Activities
Financing activities for the year ended December 31, 2022, included payments for repurchase of surplus notes of $191, redemption of Sitka AAC Note of $1,210, partial redemption of Tier 2 Notes of $143, share repurchases of $14, repurchases of auction market preferred shares of $8 and paydowns and maturities of VIE debt obligations of $591 (including payments for the accelerations of the VIE trusts created from the Puerto Rico restructuring).
Financing activities for the year ended December 31, 2021, include paydowns of the LSNI Ambac Note of $1,641 and paydowns and maturities of VIE debt obligations of $170. Net cash used in financing activities was partially offset by net proceeds from issuance of the Sitka AAC Note of $1,163.
Future financing activities will include additional accelerations and redemptions of the VIE trusts created from the Puerto Rico restructuring, including $136 through February 16, 2023.
Collateral
AFS hedges a portion of the interest rate risk in the Legacy Financial Guarantee Insurance segment and investment portfolios, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled $70 (cash and securities, at fair value, of $6 and $64 respectively), including independent amounts, under these contracts at December 31, 2022.

BALANCE SHEET ($ in millions)
Total assets decreased by approximately $4,330 from December 31, 2021 to $7,973 at December 31, 2022, primarily due to the reduction in asset values of VIEs of $2,162 and subrogation recoverables of $1,821. The decline in VIEs was driven by increases in interest rates, the strengthening of the US dollar against the British Pound Sterling and assets used to fund VIE obligation repayments. The decline in subrogation recoverables was largely due to receipts under the settlement agreement with Bank of America Corporation and certain affiliates. Additional declines in total assets were the result of (i) the payment of loss and loss adjustment expenses, interest and operating expenses, (ii) declines in invested asset values, (iii) lower derivative assets caused by rising interest rates, (iv) repurchases of Ambac common stock and AAC surplus notes and (v) lower premium receivables and intangible assets from
| Ambac Financial Group, Inc. 46 2022 FORM 10-K

Table of Contents,
the continued runoff of the financial guarantee insurance portfolio.
Total liabilities decreased by approximately $4,540 from December 31, 2021, to $6,647 as of December 31, 2022, primarily due to reductions in the value of VIEs liabilities of $1,996 based on consistent factors as noted above in assets. Additional liability declines driven by (i) the significant reduction in gross loss reserves from the Puerto Rico restructuring; (ii) the impacts of the redemption of secured notes of $1,352 described in Note 1. Background and Business Description in this Annual Report on Form 10-K located in Part II. Item 8, (iii) repurchases of AAC surplus notes during 2022 with a carrying value of principal and interest of $461 at December 31, 2021, and (iv) lower derivative liabilities caused by rising interest rates.
As of December 31, 2022, total stockholders’ equity was $1,305, compared with total stockholders’ equity of $1,098 at December 31, 2021. This increase was primarily due to a Total Comprehensive Income during 2022 primarily driven by the net income attributable to common stockholders for the year ended December 31, 2022, of $522, partially offset by unrealized losses on investments of $225 and translation losses on the consolidation of AFG's foreign subsidiaries.of $85.
Ambac's investment portfolio is managed under established guidelines designed to meet the investment objectives of AAC, Everspan, Ambac UK and AFG. Refer to "Description of the Business — Investments and Investment Policy" in this Annual Report on Form 10-K located in Part I. Item 1, for further description of Ambac's investment policies and applicable regulations.
Refer to Note 5. Investments to the Consolidated Financial Statements in this Annual Report on Form 10-K located in Part II. Item 8 for information about Ambac's consolidated investment portfolio. Ambac's investment polices and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.
Investment Portfolio
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at December 31, 2022 and 2021:

	Legacy Financial Guarantee Insurance	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
December 31, 2022
Fixed maturity securities	$1,281	$102	$—	$12	$1,395
Fixed maturity securities - trading	59	—	—	—	59
Short-term	303	29	—	175	507
Other investments	552	—	—	16	568
Fixed maturity securities pledged as collateral	64	—	—	—	64
Total investments (1)	$2,259	$131	$—	$203	$2,593

December 31, 2021
Fixed maturity securities	$1,630	$72	$—	$28	$1,730
Fixed maturity securities - trading	—	—	—	—	—
Short-term	258	32	—	124	414
Other investments	679	—	—	11	690
Fixed maturity securities pledged as collateral	120	—	—	—	120
Total investments (1)	$2,687	$104	$—	$164	$2,955
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £296 ($357) and €39 ($42) as of December 31, 2022 and £341 ($462) and €38 ($43) as of December 31, 2021.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments include diversified equity interests in pooled funds. Refer to Note 5. Investments to the Consolidated Financial Statements in this Annual Report on Form 10-K located in Part II. Item 8 for information about fixed maturity securities and pooled funds by asset class.
| Ambac Financial Group, Inc. 47 2022 FORM 10-K

Table of Contents,
The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at December 31, 2022 and 2021.

(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represented 19% and 32% of the 2022 and 2021 combined fixed maturity investment portfolios, respectively. The decrease is primarily due to the impact of the settlement of insured Puerto Rico bonds described above, under Financial Guarantees in Force.
Premium Receivables. Ambac's premium receivables decreased to $269 at December 31, 2022, from $323 at December 31, 2021. As further discussed in Note 8. Insurance Contracts to the Consolidated Financial Statements, in this Annual Report Form 10-K located in Part II. Item 8, the decrease is due to premium receipts and adjustments for changes in expected and contractual cash flows on financial guarantee insurance contracts, partially offset by decreases to the allowance for credit losses, accretion of the financial guarantee premium receivable discount and increases to premium receivables on the Specialty Property and Casualty Insurance business due to increased volume of policy issuances.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency	Premium Receivable in U.S. dollars
U.S. Dollars	$184	$184
British Pounds	£59	71
Euros	€13	14
Total		$269
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac has reinsurance in place pursuant to quota share, surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). For those reinsurance counterparties that do not currently post collateral, Ambac’s reinsurers are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $116 from its reinsurers at December 31, 2022. As of December 31, 2022 and 2021, reinsurance recoverable on paid and unpaid losses were $115 and $55, respectively. Special Property and Casualty Insurance amounted to $82 and $32 at December 31, 2022 and 2021, respectively. Legacy Financial Guarantee amounted to $33 and $23 at December 31, 2022 and 2021, respectively. The increase was primarily a result of the growth of the Special Property and Casualty Insurance business.
Intangible Assets. Intangible assets includes (i) an insurance intangible asset that was established at AFG's emergence from bankruptcy, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities, (ii) intangible assets established as part of the acquisition of Xchange in 2020, (iii) indefinite-lived intangible assets established as part of the acquisition of admitted carriers in both 2021 and 2022, and (iv) intangible assets established as part of the acquisition of All Trans and Capacity Marine in 2022. Refer to Note 4. Business Combination to the Consolidated Financial Statements, in this Annual Report Form 10-K located in Part II. Item 8 for further information relating to the acquisitions of Xchange, All Trans and Capacity Marine.
As of December 31, 2022 and 2021, the net intangible asset was $326 and $362, respectively. The decline is driven by amortization and translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK), partially offset by the new assets established in 2022.
Derivative Assets and Liabilities. The interest rate derivative portfolio is positioned to benefit from rising rates as a partial hedge against interest rate exposure in the financial guarantee and investment portfolios. Derivative assets and
| Ambac Financial Group, Inc. 48 2022 FORM 10-K

Table of Contents,
liabilities on the balance sheet primarily reflect the portion of the portfolio that is not subject to daily cash variation margin payments. Derivative assets decreased from $76 at December 31, 2021, to $27 as of December 31, 2022. Derivative liabilities decreased from $95 at December 31, 2021, to $38 as of December 31, 2022. The decreases resulted primarily from higher interest rates during the year ended December 31, 2022, with the decline in assets partially offset by lower counterparty credit adjustments.
Loss and Loss Adjustment Expense Reserves and Subrogation Recoverable. Loss and loss adjustment expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 8. Insurance Contracts, respectively, to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, for further information on loss and loss adjustment expenses.
The loss and loss adjustment expense reserves net of subrogation recoverables and before reinsurance as of December 31, 2022 and 2021 were $534 and $(522), respectively. Loss and loss adjustment expense reserves are included in the Consolidated Balance Sheets as follows:

	Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries (1)
December 31, 2022:
Loss and loss adjustment expense reserves	$90	$787	$(44)	$(28)	$805
Subrogation recoverable	—	5	(276)	—	(271)
Totals	$90	$791	$(319)	$(28)	$534

December 31, 2021:	:
Loss and loss adjustment expense reserves	$32	$1,749	$(155)	$(56)	$1,570
Subrogation recoverable	—	88	(2,180)	—	(2,092)
Totals	$32	$1,837	$(2,335)	$(56)	$(522)
(1)Present value of future recoveries include R&W subrogation recoveries of $140 and $1,730 at December 31, 2022 and 2021, respectively.
Legacy Financial Guarantee Insurance. Ambac has exposure to various bond types issued in the debt capital markets. The bond types that have experienced significant claims, including through commutations, are RMBS, student loan securities and public finance securities. These bond types represent 91% of our ever-to-date insurance claims recorded with RMBS comprising 63%.
The table below indicates gross par outstanding and the components of gross loss and loss adjustment expense reserves related to policies in Ambac’s gross loss and loss adjustment expense reserves at December 31, 2022 and 2021:
| Ambac Financial Group, Inc. 49 2022 FORM 10-K

Table of Contents,

		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
($ in millions)	Gross Par Outstanding (1)	Claims and Loss Expenses	Recoveries
December 31, 2022:
Structured Finance	$2,050	$664	$(296)	$(10)	$358
Domestic Public Finance (3)	1,215	96	(11)	(10)	75
Other	782	23	(12)	(8)	3
Loss expenses	—	8	—	—	8
Totals	$4,047	$791	$(319)	$(28)	$444

December 31, 2021:
Structured Finance	$2,371	$852	$(2,018)	$(12)	$(1,178)
Domestic Public Finance	2,742	905	(312)	(31)	562
Other	1,189	35	(5)	(13)	17
Loss expenses	—	45	—	—	45
Totals	$6,302	$1,837	$(2,335)	$(56)	$(554)
(1)Ceded par outstanding on policies with loss reserves and ceded loss and loss adjustment expense reserves were $472 and $33, respectively, at December 31, 2022 and $784 and $24, respectively at December 31, 2021. Ceded loss and loss adjustment expense reserves are included in Reinsurance recoverable on paid and unpaid losses.
(2)Loss reserves are included in the balance sheet as loss and loss adjustment expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.
(3)As a result of the Puerto Rico restructuring and the subsequent acceleration of the AAC insured PRIFA and CCDA bonds gross par outstanding was reduced by $593. Additionally, as a result of the Puerto Rico restructuring and subsequent consolidation of VIE's of AAC insured HTA bonds gross par outstanding was reduced by $410.
The table below reflects the timing of expected financial guarantee claim payments based on deal specific cash flows, excluding expected recoveries. These deal specific cash flows are based on the expected cash flows of the underlying transactions with the majority of these payments expected at or close to the final maturity of the related insurance policy. The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to the Loss Reserves section in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method.

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Claim payments	$1,279	$26	$51	$46	$1,156
Variability of Expected Losses and Recoveries
Ambac’s management believes loss reserves (present value of expected cash flows, net of recoveries) are adequate to cover future claim payments, but there can be no assurance that the ultimate liability will not be higher than such estimates.
While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions. Accordingly, it is possible that our estimated loss reserves, gross of reinsurance, for financial guarantee insurance policies could be understated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2022, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K as well as the descriptions of "Structured Finance Variability," "Public Finance Variability," and "Other Credits, including Ambac UK, Variability," below for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes appearing below.
| Ambac Financial Group, Inc. 50 2022 FORM 10-K

Table of Contents,
The occurrence of these stressed outcomes individually or collectively would have a material adverse effect on our results of operations and financial condition and may result in materially adverse consequence for Ambac, including (without limitation) impairing the ability of AAC to honor its financial obligations, particularly its outstanding surplus note and preferred stock obligations; the initiation of rehabilitation proceedings against AAC; decreased likelihood of AAC delivering value to AFG, through dividends or otherwise; and a significant drop in the value of securities issued or insured by AFG or AAC.
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
Structured Finance Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at December 31, 2022, could be approximately $15. Additionally, loss payments are sensitive to changes in interest rates, increasing as interest rates rise. For example, an increase in interest rates of 1% could increase our estimate of expected losses by approximately $25. There can be no assurance that losses may not exceed such amounts. Due to the uncertainties related to risks associated with structured finance credits, there can be no assurance that losses may not exceed our stress case estimates.
Public Finance
Ambac’s U.S. public finance portfolio consists of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also includes a wide array of non-municipal types of bonds, including transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests, the largest sector of which is U.S. military housing.
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends. Additionally, our loss reserves may be under-estimated because of the local, regional or national economic impact from public health crises and/or natural or other catastrophic events.
Our experience with the city of Detroit's bankruptcy and Commonwealth of Puerto Rico's Title III proceedings as well as other municipal bankruptcies demonstrates the preferential treatment of certain creditor classes, especially the public pensions. The cost of pensions and the need to address frequently sizable unfunded or underfunded pensions is often a key driver of stress for many municipalities and their related authorities, including entities to whom we have significant exposure, such as Chicago's school district, the State of New Jersey and others. Less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors.
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
| Ambac Financial Group, Inc. 51 2022 FORM 10-K

Table of Contents,
Following the December 6, 2022, consummation of the PRHTA POA all of Ambac’s exposures to the Commonwealth of Puerto Rico across various instrumentalities have now been restructured and AAC's exposures to Puerto Rico has been reduced to $244 of net par outstanding at December 31, 2022. AAC has further reduced its Puerto Rico exposure since year-end through accelerations and redemptions. However, some uncertainty remains as it relates to the extent and timing to which exposure management strategies, such as commutation and acceleration, will be executed to further reduce exposure to Puerto Rico, and, to a lesser extent, market conditions such as interest rate movements, credit spread changes on remaining plan consideration supporting AAC-insured Puerto Rico exposure in trusts, such as COFINA bonds and PRHTA '98 CVI instruments.
Material additional losses on our public finance credits caused by the aforementioned factors would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at December 31, 2022, the possible increase in loss reserves could be approximately $115 and there can be no assurance that losses may not exceed our stress case estimates.
Other Credits, including Ambac UK, Variability
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $295 greater than the loss reserves at December 31, 2022. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt. The carrying value of each of these as of December 31, 2022 and 2021 is below:

December 31,	2022	2021
Surplus Notes	$477	$729
LSNI Ambac Note	—	—
Sitka AAC Note	—	1,154
Tier 2 Notes	146	333
Ambac UK Debt	16	15
Total Long-term Debt	$639	$2,230
The decrease in long-term debt from December 31, 2021 resulted from repurchases of surplus notes and the impact of the redemption of secured notes in 2022, described further in Note 1. Background and Business Description to the Consolidated Financial Statements, included in this Annual Report on Form 10-K, partially offset by accretion on the carrying value of surplus notes and Ambac UK debt, and paid-in-kind interest on Tier 2 Notes.
Redeemable Noncontrolling Interest. The increase during 2022 was the result the acquisition of All Trans and Capacity Marine partially offset by the remeasurement of the redemption value of the put option provided to the minority owners (noncontrolling interest holders) of Xchange as if it were exercisable on December 31, 2022. Refer to Note 4. Business Combination for further information relating to Ambac's acquisitions.
ACCOUNTING STANDARDS
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report Form 10-K for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.
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
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $598 and $1,191 at December 31, 2022, respectively, as compared to $757 and $1,322 at December 31, 2021, respectively. As of December 31, 2022, statutory policyholder surplus and qualified statutory capital included $519 principal balance of surplus notes outstanding and $115 liquidation preference of preferred stock outstanding. These surplus notes (including related accrued interest of $427 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims, and $146 principal balance of Tier 2 Notes are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC.
The significant drivers to the net decrease in policyholder surplus were surplus note repurchases at a cost of $440, contributions to contingency reserves of $28 and a decrease in the fair value of pooled investments of $16, partially offset by statutory net income of $328 for the year ended December 31, 2022. Statutory net income for the year ended December 31, 2022 was positively impacted by (i) the R&W litigation settlements at amounts in excess of our carrying value; (ii) the Puerto Rico restructuring; and (iii) AFS' repayment of its intercompany loan with AAC that was previously impaired.
AAC's statutory surplus and therefore AFG's ultimate ability to realize residual value and/or dividends from AAC is sensitive to
| Ambac Financial Group, Inc. 52 2022 FORM 10-K

Table of Contents,
multiple factors, including: (i) loss reserve development, (ii) approval by OCI of payments on surplus notes, (iii) ongoing interest costs associated with surplus notes, (iv) swap gains and losses at AFS, the financial position of which is supported by certain guarantees and financing arrangements from AAC, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of pooled fund and other investments carried at fair value, (ix) realized gains and losses, including losses arising from other than temporary impairments of investment securities, (x) the ultimate residual value of Ambac UK, which may be impacted by numerous factors including foreign exchange rates, and (xi) future changes to prescribed practices by the OCI.
The significant differences between GAAP and SAP are that under SAP:
•Loss reserves are only established for losses on guaranteed obligations that have experienced a payment default in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (5.1% as prescribed by OCI). Under GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 3.9%.
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
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $107 at December 31, 2022, as compared to $106 at December 31, 2021.
The significant drivers to the increase in policyholder surplus for the year ended December 31, 2022, were capital contributions of $16, primarily to support the acquisition of three admitted carriers and the growth of Everspan while maintaining a policyholders surplus in excess of $100, partially offset by a net loss and changes in investment in subsidiaries, primarily due to a limitation on the amount of goodwill that may be admitted in accordance with SAP.
The significant differences between GAAP and SAP are that under SAP:
•Investment grade fixed maturity investments are stated at amortized cost and certain below investment grade fixed maturity investments are reported at the lower of amortized cost or fair value. Under GAAP, all fixed maturity investments are reported at fair value.
•Majority owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to admissibility tests.
•The acquisition of Providence Washington Insurance Company ("PWIC") and the 21st Century Companies were recorded as equity method investments, which include a goodwill component representing the acquisition cost in excess of the related entity's statutory surplus. Goodwill is being amortized over ten years. Under GAAP, the acquisition of the companies were recorded as asset acquisitions, which require i) all net assets to initially be recorded at fair value, and ii) the acquisition cost in excess of the fair value of net assets to be allocated to the bases of certain types of assets based on their relative fair values, if
| Ambac Financial Group, Inc. 53 2022 FORM 10-K

Table of Contents,
applicable. Acquired assets include intangible assets with indefinite lives. Such assets are not amortized but their estimated useful lives are reevaluated each reporting period. No goodwill is recorded for asset acquisitions.
•Acquisition costs and ceding commissions, other than excess ceding commissions, are expensed or recognized at the time of a transaction. Under GAAP, acquisition costs and ceding commissions are deferred and recognized over the life of the related transaction.
•Unearned premiums and loss reserves are presented net of ceded amounts, while under GAAP, they are reflected gross of ceded amounts.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
(£ in millions)
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £468 at December 31, 2022, as compared to £444 at December 31, 2021. At December 31, 2022, the carrying value of cash and investments was £508, an increase from £500 at December 31, 2021. The increase in shareholder funds and cash and investments was primarily due to the continued receipt of premiums and investment income, and from foreign exchange gains within Ambac UK's investment portfolio, partially offset by loss expenses, operating expenses and tax payments.
The significant differences between US GAAP and UK GAAP are that under UK GAAP:
•Loss reserves are only established for losses on guaranteed obligations when, in the judgment of management, a monetary default in the timely payment of debt service is likely to occur, which would result in Ambac UK incurring a loss. A loss provision is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. The discount rate for loss provisions is equal to the lower of the rate of return on invested assets for either the current year or the period covering the current year plus the four previous years, currently at 0%. The discount rate used for estimated recoveries under subrogation rights is reflective of the credit risk of the counterparty from which subrogation will be received, currently 5.3%. Under U.S. GAAP, loss reserves are established (net of US GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 3.5%.
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
•Insurance intangibles that arose as a result of the implementation of Fresh Start reporting are not a concept within UK GAAP. Under US GAAP, this insurance intangible asset is amortized as an expense on a level yield basis over the life of the related insurance risks.
•Unearned premiums and loss reserves are presented net of ceded amounts, while under GAAP, they are reflected gross of ceded amounts.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive. The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.
Available and eligible capital resources under Solvency II, to meet solvency capital requirements, were £338 at December 31, 2022. This is an increase from December 31, 2021, when available capital resources were £250 of which £240 were eligible to meet solvency capital requirements. Eligible capital resources at December 31, 2022 and December 31, 2021, are in comparison to regulatory capital requirements of £213 and £238, respectively. Therefore, Ambac UK was in a surplus position in terms of compliance with applicable regulatory capital requirements by £125 at December 31, 2022 and was in a surplus position by £1 at December 31, 2021. The surplus increased as of December 31, 2022, due to the combined impact of (i) the increase in long term interest rates, which resulted in a decrease in technical provision liabilities and hence an increase in eligible own funds and (ii) a decrease in capital requirements for non-life risk due to the maturity and de-risking of certain policies, together with natural run-off of the insured portfolio in the year.
Dialogue between Ambac UK management and its regulators remains ongoing with respect to options for strengthening the capital position further.
Final annual Solvency II data and Ambac UK's annual Solvency and Financial Condition Report will be published on Ambac's website in April 2023.

NON-GAAP FINANCIAL MEASURES
($ in millions)
In addition to reporting the Company's financial results under GAAP,the Company currently reports three non-GAAP financial measures: EBITDA, adjusted earnings and adjusted book value. The most directly comparable GAAP measures are pre-tax net income for EBITDA, net income attributable to
| Ambac Financial Group, Inc. 54 2022 FORM 10-K

Table of Contents,
common stockholders for adjusted earnings and Total Ambac Financial Group, Inc. stockholders’ equity for adjusted book value. A non-GAAP financial measure is a numerical measure of financial performance or financial position that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We present such non-GAAP supplemental financial information because we believe such information is of interest to the investment community that provides greater transparency and enhanced visibility into the underlying drivers of our businesses on a basis that may not be otherwise apparent on a GAAP basis. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a segmented and consolidated basis. These non-GAAP financial measures are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.
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

	Legacy Financial Guarantee Insurance	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Year Ended December 31, 2022
Pretax income (loss) (1)	$540	$(6)	$5	$(14)	$525
Adjustments:
Interest expense	168	—	—	—	168
Depreciation	2	—	—	—	2
Amortization of intangible assets	44	—	3	—	47
Net (gain) attributable to noncontrolling interest		—	(1)		(1)
Earnings before interest, taxes, depreciation and amortization	$754	$(6)	$6	$(14)	$740

Year Ended December 31, 2021
Pretax income (loss) (1)	$20	$(8)	$4	$(15)	$2
Adjustments:
Interest expense	187	—	—	—	187
Depreciation	2	—	—	—	2
Amortization of intangible assets	52	—	3	—	55
Net (gain) attributable to noncontrolling interest			(1)		(1)
Earnings before interest, taxes, depreciation and amortization	$262	$(8)	$5	$(15)	$245
(1)Pretax income (loss) is prior to the impact of noncontrolling interests.

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
| Ambac Financial Group, Inc. 55 2022 FORM 10-K

Table of Contents,
The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a total dollar amount and per diluted share basis, for all periods presented:

	2022		2021		2020
($ in millions, except per share data) Year Ended December 31,	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share (1)
Net income (loss) attributable to common stockholders	$522	$11.31	$(17)	$(0.61)	$(437)	$(9.47)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	—	—	—	—	—	—
Insurance intangible amortization	44	0.95	52	1.12	57	1.23
Foreign exchange (gains) losses	(12)	(0.25)	7	0.15	3	0.06
Adjusted Earnings (Loss) (1)	$555	$12.01	$43	$0.66	$(378)	$(8.19)
(1)Per Diluted share includes the impact of adjusting redeemable noncontrolling interest to its redemption value
Adjusted Book Value. Adjusted book value is defined as Total Ambac Financial Group, Inc. stockholders’ equity as reported under GAAP, adjusted for after-tax impact of the following:
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
The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	2022		2021
($ in millions, except per share data) December 31,	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,252	$27.85	$1,038	$22.42
Adjustments:
Insurance intangible asset	(266)	(5.91)	(320)	(6.91)
Net unearned premiums and fees in excess of expected losses	214	4.76	310	6.68
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income (Loss)	71	1.59	(154)	(3.32)
Adjusted Book Value	$1,272	$28.29	$874	$18.88
The increase in Adjusted Book was primarily attributable to Adjusted earnings for the year ended December 31, 2022 (excluding earned premium previously included in Adjusted Book Value), partially offset by translation losses on the consolidation of AFG's foreign subsidiaries.
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
| Ambac Financial Group, Inc. 56 2022 FORM 10-K

Table of Contents,
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
•The primary market risks for fixed maturity investment securities are interest rate risk and foreign exchange rate risk. Ambac’s fixed maturity investment portfolio includes securities denominated both in U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. Our fixed maturity investments are generally classified as available for sale, with the effect of market movements recognized immediately through Other comprehensive income, or through Net income when securities are sold or when an impairment charge is recorded, although certain securities held at December 31, 2022 are classified as trading with changes in fair value reported through Net income as they occur.
•Ambac also invests in limited partnerships and other alternative investments, primarily consisting of diversified pooled investment funds, which are reported as Other investments. These funds are subject to equity value changes driven primarily by changes to their respective net asset value (“NAV”). Ambac’s share of the changes of the equity value of the funds is reported through Net income. For additional information about Ambac’s investments, see Note 5. Investments in this Annual Report on Form 10-K located in Part II. Item 8.
•The interest rate derivatives portfolio is managed as a partial hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures. Changes in fair value of interest rate derivatives are recognized immediately through Net income. For additional information about Ambac’s interest rate derivatives, see Note 10. Derivative Instruments to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
•Although our long-term debt obligations are reported at amortized cost and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, though with no direct impact on our consolidated financial statements. For additional information about Ambac’s debt obligations, see Note 13. Long-term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Fixed maturity investment securities that are distressed Ambac-insured bonds have market risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the market risk sensitivity measures below. Financial instruments of VIEs that are consolidated as a result of Ambac financial guarantees are also excluded from Ambac's measures of market risk. Ambac’s exposure to such consolidated VIEs is generally limited to financial guarantees outstanding on the VIEs’ liabilities or assets. See Note 12. Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information about VIEs consolidated as a result of Ambac’s financial guarantees.
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
Market Risk Sensitivities
Interest Rate Risk. Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed maturity investment securities, long-term debt and interest rate derivatives. Increases to interest rates would result in declines in the fair value of our fixed maturity investment portfolio. Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio, primarily related to RMBS and student loan policies. Conversely, interest rate increases would generally result in fair value gains on interest rate derivatives and lower the fair value of our debt obligations. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve. We also monitor our interest rates exposure through periodic reviews of projected cash flows and durations of our asset and liability positions.
The following table summarizes the estimated change in fair value of our fixed maturity investment portfolio from a hypothetical immediate increase in interest rates of 100 basis points across the yield curve as of December 31, 2022 and 2021:

December 31,	2022	2021
Fair value of fixed maturity investment (1)	$1,740	$1,656
Pre-tax impact of 100 basis point increase in interest rates
Decrease in dollars	$(53)	$(50)
As a percent of fair value	3%	3%
(1)Excludes investments in distressed Ambac-insured securities and securities held by VIEs consolidated as a result of Ambac’s financial guarantees
| Ambac Financial Group, Inc. 57 2022 FORM 10-K

Table of Contents,
The following table presents the impact on the fair value of our long-term debt obligations and interest rate derivatives of a hypothetical immediate decrease in interest rates of 100 basis points across the yield curve as of December 31, 2022 and 2021:

December 31,	2022	2021
Fair value of long-term debt including accrued interest (1)	$(878)	$(2,598)
Pre-tax impact of 100 basis point decrease in interest rates
Increase in dollars	$(18)	$(55)
As a percent of fair value	2%	2%
Fair value of interest rate derivative net assets (liabilities) (1)	$(12)	$(19)
Pre-tax impact of 100 basis point decrease in interest rates
Pre-tax loss from change in fair value in dollars	$(29)	$(51)
(1)Excludes long-term debt and derivative instruments of VIEs consolidated as a result of Ambac’s financial guarantees
Foreign Currency Risk. Ambac has fixed maturity investments and investments in pooled funds denominated in currencies other than the U.S. dollar, primarily British pounds sterling and Euro. These financial instruments are primarily invested assets of Ambac UK and are held in consideration of non-U.S. dollar exposure in the financial guarantee insurance portfolio and operations of Ambac UK. The adverse fair value impact of a stronger U.S. dollar relative to other currencies on investment holdings would be directionally offset by the economic benefits to non-U.S. dollar financial guarantees and other risk exposures. The following table summarizes the estimated decrease in fair value of these financial instruments assuming immediate 20% strengthening of the U.S. dollar relative to the foreign currencies as of December 31, 2022 and 2021:

December 31,	2022	2021
Fair value of investments denominated in currencies other than the U.S. dollar (1)	$398	$478
Pre-tax impact of 20% strengthening of the U.S. dollar	$(80)	$(96)
(1)Excludes investments in distressed Ambac-insured securities and securities held by VIEs consolidated as a result of Ambac’s financial guarantees
Equity Sensitivity. Ambac’s investment portfolio includes equity and partnership interests in pooled funds with diverse asset holdings and strategies. The table below summarizes the decrease in fair value of Ambac’s pooled fund investments that would occur assuming an immediate and uniform 10% decline in NAV of the funds. The selection of a 10% fair value stress is made only as an illustration of the hypothetical impact of adverse market movements on Ambac’s investments with equity value sensitivity. Actual market shocks could have materially different aggregate results and would likely not have a uniform impact on all funds given the diversity of the funds’ holdings and strategies.

December 31,	2022	2021
Fair value of investments in pooled funds	$556	$683
Pre-tax impact of 10% decline in NAV of the funds	$(56)	$(68)
| Ambac Financial Group, Inc. 58 2022 FORM 10-K

Table of Contents,
Item 8.     Financial Statements and Supplementary Data
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Account Firm KPMG LLP, New York, NY, PCAOB ID 185    60

Consolidated Financial Statements
Consolidated Balance Sheets	63	Consolidated Statements of Stockholders’ Equity	65
Consolidated Statements of Total Comprehensive Income (Loss)	64	Consolidated Statements of Cash Flows	66

Notes to Consolidated Financial Statements
Note 1. Background and Business Description	67	Note 11. Goodwill and Intangible Assets	112
Note 2. Basis of Presentation and Significant Accounting Policies	70	Note 12. Variable Interest Entities	112
Note 3. Segment Information	83	Note 13. Long-term Debt	115
Note 4. Business Combination	85	Note 14. Revenues From Contracts with Customers	117
Note 5. Investments	86	Note 15. Comprehensive Income	118
Note 6. Fair Value Measurements	92	Note 16. Net Income Per Share	119
Note 7. Financial Guarantees in Force	98	Note 17. Income Taxes	119
Note 8. Insurance Contracts	99	Note 18. Employment Benefit Plans	121
Note 9. Insurance Regulatory Restrictions	106	Note 19. Leases	123
Note 10. Derivative Instruments	110	Note 20. Commitments and Contingencies	124

| Ambac Financial Group, Inc. 59 2022 FORM 10-K

Table of Contents,
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Ambac Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I, II and III (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
February 28, 2023
| Ambac Financial Group, Inc. 60 2022 FORM 10-K

Table of Contents,
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I, II and III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Estimate of loss and loss adjustment expense reserves and subrogation recoverable
As described in Notes 2 and 8 to the consolidated financial statements, the Company estimates financial guarantee loss and loss expense reserves and subrogation recoverable (loss reserves) on a policy-by-policy basis based upon the present value of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. Expected net claim cash outflows represent the present value of expected claim cash outflows, less the present value of expected recovery cash inflows. For such policies, a loss and loss adjustment expense reserves liability is recorded for the present value of expected net claim cash outflows in excess of the related unearned premium revenue. Expected net recovery cash inflows represent the present value of expected recovery cash inflows, less the present value of expected claim cash outflows. For such policies, a subrogation recoverable asset is recorded. As of December 31, 2022, the Company recorded loss and loss adjustment expense reserves of $805 million and subrogation recoverable of $271 million.
We identified the evaluation of loss adjustment reserves as a critical audit matter. The evaluation encompassed the assessment of the loss reserves methodologies, including those methods used to estimate the following assumptions: (1) credit worthiness of the issuer of the insured security, (2) the likelihood of possible outcomes regarding the probability of default by the issuer of the insured security, (3) the expected loss severity for each insurance policy, and (4) the probability of remediation, settlement and restructuring outcomes. The evaluation of the methods and the impact of these assumptions required specialized skills and subjective and complex auditor judgment due to a high level of estimation uncertainty.
The following are the primary procedures we performed to address this critical audit matter. With the assistance of credit risk and valuation professionals with specialized industry knowledge and experience, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's estimation of loss reserves. This included controls related to the determination of the assumptions and the sources of data and the analysis of the loss reserves. We involved credit risk professionals with specialized skills and
| Ambac Financial Group, Inc. 61 2022 FORM 10-K

Table of Contents,
knowledge, who assisted in assessing the individual issuer ratings and credit classifications for certain policies by evaluating the financial performance of the issuer of the insured security and underlying collateral. We also involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the methods used to estimate loss reserves for compliance with U.S. generally accepted accounting principles,
•evaluating, for certain policies, the assumptions, including: the likelihood of possible outcomes regarding the probability of default by the issuer of the insured security; the expected loss severity for each insurance policy; and, the probability of remediation, settlement and restructuring outcomes, and the sources of data and assumptions used in the calculation of loss reserves by comparing to the Company’s internal experience and related historical and industry trends.
/s/ KPMG LLP
We have served as the Company’s auditor since 1985.
New York, New York
February 28, 2023
| Ambac Financial Group, Inc. 62 2022 FORM 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in millions, except share data) December 31,	2022	2021
Assets:
Investments:
Fixed maturity securities, at fair value (amortized cost of $1,469 and $1,605)	$1,395	$1,730
Fixed maturity securities pledged as collateral, at fair value (amortized cost of $— and $15)	—	15
Fixed maturity securities - trading, at fair value	59	—
Short-term investments, at fair value (amortized cost of $507 and $415)	507	414
Short-term investments pledged as collateral, at fair value (amortized cost of $64 and $105)	64	105
Other investments (includes $556 and $683 at fair value)	568	690
Total investments (net of allowance for credit losses of $0 and $0)	2,593	2,955
Cash and cash equivalents (including $14 and $5 of restricted cash)	44	21
Premium receivables (net of allowance for credit losses of $5 and $9)	269	323
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	115	55
Deferred ceded premium	124	90
Deferred acquisition costs	3	—
Subrogation recoverable	271	2,092
Derivative assets	27	76
Intangible assets	326	362
Goodwill	61	46
Other assets	84	68
Variable interest entity assets:
Fixed maturity securities, at fair value	1,967	3,455
Restricted cash	17	2
Loans, at fair value	1,829	2,718
Derivative and other assets	241	40
Total assets	$7,973	$12,303
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$372	$395
Loss and loss adjustment expense reserves	805	1,570
Ceded premiums payable	39	33
Deferred program fees and reinsurance commissions	5	—
Long-term debt	639	2,230
Accrued interest payable	427	576
Derivative liabilities	38	95
Other liabilities	163	133
Variable interest entity liabilities:
Long-term debt (includes $2,788 and $4,056 at fair value)	3,107	4,216
Derivative liabilities	1,048	1,940
Other liabilities	5	—
Total liabilities	6,647	11,187
Commitments and contingencies (See Note 20)
Redeemable noncontrolling interest	20	18
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,658,990 and 46,477,068	—	—
Additional paid-in capital	274	257
Accumulated other comprehensive income (loss)	(253)	58
Retained earnings	1,245	726
Treasury stock, shares at cost: 1,685,233 and 172,929	(15)	(3)
Total Ambac Financial Group, Inc. stockholders’ equity	1,252	1,038
Nonredeemable noncontrolling interest	53	60
Total stockholders’ equity	1,305	1,098
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$7,973	$12,303
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 63 2022 FORM 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss)

(Dollars in millions, except share data) Year Ended December 31,	2022	2021	2020
Revenues:
Net premiums earned	$56	$47	$54
Commission income	31	26	—
Program fees	3	—	—
Net investment income	17	139	122
Net investment gains (losses), including impairments	31	7	22
Net gains (losses) on derivative contracts	129	22	(50)
Net realized gains on extinguishment of debt	81	33	—
Income (loss) on variable interest entities	21	7	5
Other income	10	1	3
Litigation recoveries	126	—	—
Total revenues and other income	505	282	156
Expenses:
Losses and loss adjustment expenses (benefit)	(396)	(88)	225
Amortization of deferred acquisition costs, net	3	1	—
Commission expense	18	15	—
General and administrative expenses	141	111	92
Intangible amortization	47	55	57
Interest expense	168	187	222
Total expenses	(20)	281	596
Pretax income (loss)	525	2	(440)
Provision (benefit) for income taxes	2	18	(3)
Net income (loss)	522	(16)	(437)
Less: net (gain) loss attributable to noncontrolling interest	(1)	(1)	—
Plus: gain on purchase of auction market preferred shares	1	—	—
Net income (loss) attributable to common stockholders	$522	$(17)	$(437)
Other comprehensive income (loss), after tax
Net income (loss)	$522	$(16)	$(437)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(6), $(2) and $1	(225)	(12)	15
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $— and $—	(85)	(8)	23
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $—, $— and $—	—	(1)	1
Changes to postretirement benefit, net of income tax provision (benefit) of $—, $— and $—	(1)	(1)	(3)
Total other comprehensive income (loss), net of income tax	(310)	(21)	37
Total comprehensive income (loss), net of income tax	212	(38)	(400)
Less: net (gain) loss attributable to noncontrolling interest	(1)	(1)	—
Plus: gain on purchase of auction market preferred shares	1	—	—
Total comprehensive income (loss) attributable to common stockholders	$212	$(38)	$(400)
Net income (loss) per shared attributable to common stockholders
Basic	$11.48	$(0.61)	$(9.47)
Diluted	$11.31	$(0.61)	$(9.47)
Weighted average number of common shares outstanding:
Basic	45,719,906	46,535,001	46,147,062
Diluted	46,414,830	46,535,001	46,147,062
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 64 2022 FORM 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
($ in Millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Nonredeemable Noncontrolling Interest
Balance at January 1, 2020	$1,536	$1,203	$42	$—	$—	$232	$—	$60
Total comprehensive income (loss)	(400)	(437)	37	—	—	—	—	—
Adjustment to initially apply ASU 2016-13	(4)	(4)	—	—	—	—	—	—
Stock-based compensation	11	—	—	—	—	11	—	—
Cost of shares (acquired) issued under equity plan	(3)	(2)	—	—	—	—	(1)	—
Balance at December 31, 2020	$1,140	$759	$79	$—	$—	$242	$(1)	$60
Total comprehensive income (loss)	(38)	(17)	(21)	—	—	—	—	—
Stock-based compensation	14	—	—	—	—	14	—	—
Cost of shares (acquired) issued under equity plan	(6)	(4)	—	—	—	—	(2)	—
Changes to redeemable noncontrolling interest	(12)	(12)	—	—	—	—	—	—
Balance at December 31, 2021	$1,098	$726	$58	$—	$—	$257	$(3)	$60
Total comprehensive income (loss)	211	521	(310)	—	—	—	—	—
Stock-based compensation	17	—	—	—	—	17	—	—
Cost of shares (acquired) issued under equity plan	(4)	(5)	—	—	—	—	2	—
Cost of shares repurchased	(14)	—	—	—	—	—	(14)	—
Changes to Redeemable noncontrolling interest	3	3	—	—	—	—	—	—
Sale of noncontrolling interest in subsidiary	2	—	—	—	—	—	—	2
Purchase of Ambac Assurance auction market preferred shares	(8)	1	—	—	—	—	—	(9)
Balance at December 31, 2022	$1,305	$1,245	$(253)	$—	$—	$274	$(15)	$53
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 65 2022 FORM 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

($ in millions) Year Ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net income attributable to common stockholders	$522	$(17)	$(437)
Redeemable noncontrolling interest	(1)	(1)	—
Repurchase of auction market preferred shares	1	—	—
Net income	522	(16)	(437)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2	2	1
Amortization of bond premium and discount	(11)	(13)	(15)
Share-based compensation	17	14	11
Unearned premiums, net	(58)	(82)	(48)
Losses and loss expenses, net	1,220	(147)	76
Ceded premiums payable	6	6	(3)
Premium receivables	54	48	44
Accrued interest payable	(134)	103	93
Amortization of intangible assets	47	55	57
Net investment gains (losses), including impairments	(31)	(7)	(22)
(Gain) loss on extinguishment of debt	(81)	(33)	—
Variable interest entity activities	(21)	(7)	(5)
Derivative assets and liabilities	(44)	(23)	6
Other, net	(152)	(33)	67
Net cash provided by (used in) operating activities	1,335	(131)	(175)
Cash flows from investing activities:
Proceeds from sales of bonds	523	236	1,109
Proceeds from matured bonds	206	698	137
Purchases of bonds	(403)	(343)	(975)
Proceeds from sales of other invested assets	166	39	374
Purchases of other invested assets	(112)	(127)	(475)
Change in short-term investments	(52)	98	158
Change in cash collateral receivable	44	9	—
Proceeds from paydowns of consolidated VIE assets	504	171	178
Acquisitions, net of cash acquired	(18)	—	(74)
Other, net	9	(5)	1
Net cash provided by investing activities	866	776	432
Cash flows from financing activities:
Proceeds from issuance of Sitka AAC Note	—	1,163	—
Proceeds from issuance of Surplus Notes	—	11	—
Paydowns of LSNI Ambac Note	—	(1,641)	(121)
Payments for debt issuance costs	—	(12)	—
Payments for purchases of common stock	(14)	—	—
Payments for purchase of surplus notes	(191)	—	—
Payments for redemption of Sitka AAC Note	(1,210)	—	—
Payments for redemption of Tier 2 Notes	(143)	—	—
Payments for auction market preferred shares	(8)	—	—
Tax payments related to shares withheld for share-based compensation plans	(4)	(6)	(3)
Distributions to noncontrolling interest holders	(1)	(1)	—
Payments of consolidated VIE liabilities	(591)	(170)	(178)
Net cash used in financing activities	(2,163)	(657)	(303)
Effect of foreign exchange on cash and cash equivalents	(1)	—	—
Net cash flow	38	(12)	(46)
Cash, cash equivalents, and restricted cash at beginning of period	23	35	81
Cash, cash equivalents, and restricted cash at end of period	$61	$23	$35
See accompanying Notes to Consolidated Financial Statements
| Ambac Financial Group, Inc. 66 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

1.    BACKGROUND AND BUSINESS DESCRIPTION
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's business operations include:
•Legacy Financial Guarantee Insurance — Ambac's financial guarantee business includes the activities of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiaries, including Ambac Assurance UK Limited (“Ambac UK”) and Ambac Financial Services LLC ("AFS"). Both AAC and Ambac UK have financial guarantee insurance portfolios that have been in runoff since 2008. AFS uses derivatives to hedge interest rate risk in AAC's insurance and investment portfolios.
•Specialty Property and Casualty Insurance — Ambac's Specialty Property and Casualty Insurance program business includes five admitted carriers and an excess and surplus lines (“E&S” or “nonadmitted”) insurer (collectively, “Everspan”). Three of the five admitted carrier were acquired in 2022. Everspan carriers have an AM Best rating of 'A-' (Excellent).
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business, which could include Managing General Agents and Underwriters (collectively "MGA/Us"), insurance wholesalers, and other distribution businesses, currently includes (i) Xchange Benefits, LLC (“Xchange”), a P&C MGA/U specializing in accident and health products, (ii) All Trans Risk Solutions, LLC ("All Trans"), a full service managing general underwriter specializing in commercial automobile insurance for specific "for-hire" auto classes, and (iii) Capacity Marine Corporation ("Capacity Marine"), a wholesale retail brokerage and reinsurance intermediary specializing in marine and international risk. Both All Trans and Capacity Marine Corporation were acquired in November 2022, refer to Note 4. Business Combination for further information relating to these acquisitions.
Beginning in 2022, the Company began reporting these three business operations as segments; see Note 3. Segment Information for further information.
Limitations on Voting and Transfer of Common Stock
AFG’s Amended and Restated Certificate of Incorporation limits voting and transfer rights of stockholders in significant ways. Article IV contains voting restrictions applicable to any person owning at least 10% of AFG's common stock so that such person (including any group consisting of such person and any other person with whom such person or any affiliate or associate of such person has any agreement, contract, arrangement or understanding with respect to acquiring, voting, holding or disposing of AFG’s common stock) shall not be entitled to cast votes in excess of one vote less than 10% of the votes entitled to be cast by all common stock holders, except as otherwise approved by the OCI (as defined below). Article XII contains substantial restrictions on the ability to transfer AFG’s common stock. In order to preserve certain tax benefits, subject to limited exceptions, any attempted transfer of common stock shall be prohibited and void to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons shall become a holder of 5% or more of AFG’s common stock or (ii) the percentage stock ownership interest in AFG of any holder of 5% or more of AFG’s common stock shall be increased (a “Prohibited Transfer”). These restrictions shall not apply to an attempted transfer if the transferor or the transferee obtains the written approval of AFG’s Board of Directors to such transfer. A purported transferee of a Prohibited Transfer shall not be recognized as a stockholder of AFG for any purpose whatsoever in respect of the securities which are the subject of the Prohibited Transfer (the “Excess Securities”). Until the Excess Securities are acquired by another person in a transfer that is not a Prohibited Transfer, the purported transferee of a Prohibited Transfer shall not be entitled with respect to such Excess Securities to any rights of stockholders of AFG, including, without limitation, the right to vote such Excess Securities and to receive dividends or distributions, whether liquidating or otherwise, in respect thereof, if any. Once the Excess Securities have been acquired in a transfer that is not a Prohibited Transfer, the securities shall cease to be Excess Securities. If the Board determines that a transfer of securities constitutes a Prohibited Transfer then, upon written demand by AFG, the purported transferee shall transfer or cause to be transferred any certificate or other evidence of ownership of the Excess Securities within the purported transferee’s possession or control, together with any distributions paid by AFG with respect to such Excess Securities, to an agent designated by AFG. Such agent shall thereafter sell such Excess Securities and the proceeds of such sale shall be distributed as set forth in the Amended and Restated Certificate of Incorporation. If the purported transferee of a Prohibited Transfer has resold the Excess Securities before receiving such demand, such person shall be deemed to have sold the Excess Securities for AFG’s agent and shall be required to transfer to such agent the proceeds of such sale, which shall be distributed as set forth in the Amended and Restated Certificate of Incorporation.
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize long-term shareholder value through the execution of key strategies for its (i) Specialty Property and Casualty Insurance and Insurance Distribution businesses and (ii) Legacy Financial Guarantee Insurance.
Specialty Property and Casualty Insurance and Insurance Distribution strategic priorities include:
•Growing a Specialty Property and Casualty Insurance business which generates underwriting profits and an attractive return on capital from a diversified portfolio of
| Ambac Financial Group, Inc. 67 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
commercial and personal liability risks accessed through program administrators.
•Building an Insurance Distribution business based on deep domain knowledge in specialty and niche classes of risk which generate attractive margins at scale. This will be achieved through acquisitions, new business “de-novo” formation and incubation, and product expansion supported by a centralized technology led shared services offering.
•Making opportunistic investments that are strategic to both the Specialty Property and Casualty Insurance and Insurance Distribution businesses.
Legacy Financial Guarantee Insurance strategic priorities include:
•Actively managing, de-risking and mitigating insured portfolio risk, and pursuing recovery of previously paid losses.
•Improving operating efficiency and optimizing our asset and liability profile.
•Exploring strategic options to further maximize value for AFG.
The execution of Ambac’s strategy to increase the value of its investment in AAC is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010, as amended (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC, as well as the Stipulation and Order among the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”), AFG and AAC that became effective on February 12, 2018, as amended (the “Stipulation and Order”), each of which requires OCI and, under certain circumstances, holders of surplus notes, to approve certain actions taken by or in respect of AAC. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG.
The Settlement Agreement limits certain activities of AAC and its subsidiaries, such as issuing indebtedness; engaging in mergers and similar transactions; disposing of assets; making restricted payments; creating or permitting liens; engaging in transactions with affiliates; modifying or creating tax sharing agreements; and taking certain actions with respect to surplus notes (among other restrictions and limitations). The Settlement Agreement includes certain allowances with respect to these activities and generally requires the approval of OCI and, in some cases, holders of surplus notes issued pursuant to the Settlement Agreement, for consents, waivers or amendments.
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
The execution of Ambac’s strategy to increase the value of its investment in AAC may also be affected by a new capital framework being developed by OCI ("OCI's Runoff Capital Framework") to assist OCI with making decisions related to capital and liquidity management at AAC. OCI's Runoff Capital Framework is not yet complete and therefore we are not able to predict the results of such and what it may mean for our Legacy Financial Guarantee strategy, particularly as it relates to deleveraging AAC and distributing capital to AFG.
Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of AAC’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. AAC's ability to commute policies or purchase certain investments may also be limited by available liquidity.
Surplus Note Exchanges and Repurchases
On January 19, 2021, AAC entered into a purchase agreement (the “Purchase Agreement”) with AFG and certain funds or accounts (the “Note Holders”), pursuant to which (i) the Note Holders agreed to sell to AAC all of the individual beneficial interests (the “Interests”) in the 5.1% senior notes due August 28, 2039 (the “Corolla Notes”), issued by the Corolla Trust, a Delaware statutory trust formed by AFG in 2014 (the "Corolla Trust")(see Note 12. Variable Interest Entities for a discussion of the establishment of the Corolla Trust), (ii) AFG agreed to sell to AAC the owner trust certificate for the Corolla Trust (the “Corolla Certificate”), which constituted all of the equity interests in the Corolla Trust, and (iii) AAC agreed to exchange the Interests and the Corolla Certificate for AAC’s surplus notes (collectively, the “Corolla Note Exchange”). The Note Holders held 100% of the outstanding Corolla Notes. Pursuant to the Purchase Agreement, each $1.00 principal amount of the Corolla Notes (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.9125 principal amount of surplus notes (and the associated amount of accrued and unpaid interest thereon) on the date of the consummation of the Corolla Note Exchange (the “Closing”). In addition, every $1.00 principal amount of the Corolla Certificate (and the associated amount of accrued and unpaid interest thereon) was exchanged for $0.64 principal amount of surplus notes (and the associated amount of accrued and unpaid interest thereon) on the date of Closing. The Closing occurred on January 22, 2021. At the Closing AAC issued $267 aggregate principal amount of surplus notes to consummate the Corolla Note Exchange and acquire all of the interests in the Corolla Trust. Subsequent to the closing the Corolla Trust was dissolved and the junior surplus note that had been deposited in the Corolla Trust by AFG in 2014 was canceled.
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
| Ambac Financial Group, Inc. 68 2022 FORM 10-K

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
During 2022, AAC repurchased $266 current par of surplus notes from third party holders below the carrying value of the surplus notes including accrued interest, resulting in a gain of $134 which is reported within Net realized gains (losses) on extinguishment of debt in the Consolidated Statements of Total Comprehensive Income (Loss) for the year ended December 31, 2022. In addition, in November 2022, AAC purchased all of the remaining surplus notes received by AFG following execution of the Corolla Trust Purchase Agreement described above. AAC's repurchase of surplus notes from AFG had no impact on the consolidated financial statements of the Company.
Puerto Rico
Our financial guarantee insured exposure to Puerto Rico (the "Commonwealth") consisted of several different issuing entities (all below investment grade and whereby AAC has paid substantial claims since 2016) that have been part of the debt restructuring process under the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”), a U.S. federal law enacted in 2016 that, among other things, established a financial oversight board (the “FOMB”) and provided for a process for restructuring debt that roughly follows U.S. Bankruptcy laws. As of December 6, 2022, all AAC-insured Puerto Rico obligations have been restructured under PROMESA via court-approved plans of adjustment or qualifying modifications.
Secured Note Refinancing
On July 6, 2021, a newly formed variable interest entity and wholly-owned subsidiary of AFG, Sitka Holdings, LLC (“Sitka”), issued $1,175 par amount of LIBOR plus 4.5% senior secured notes due 2026 (the “Sitka Senior Secured Notes”). In connection with the issuance and sale of the Sitka Senior Secured Notes, AAC issued a secured note to Sitka in the same amount and with the same interest rate and maturity date as the Sitka Senior Secured Notes (the "Sitka AAC Note"). The proceeds from this offering of $1,163 were used to fund a portion of the full redemption of the Ambac LSNI Secured Notes due 2023 (the “LSNI Secured Notes”) and the secured note issued by AAC concurrently with the issuance of the LSNI Secured Notes (the "LSNI Ambac Note"). The remaining balance of the LSNI Secured Notes were redeemed utilizing other available temporary sources of liquidity. Ambac did not consolidate Sitka since it does not have a variable interest in the trust. Accordingly, the Sitka AAC Note was reported within Long-term debt on the Consolidated Balance Sheet. The Sitka AAC Note and the Sitka Senior Secured Notes were fully redeemed with the proceeds (net of reinsurance) of the BOA Settlement Payment from the BOA Parties (as such terms are defined below).
Settlement of RMBS Litigations and Redemption of Secured Notes:
Settlement of RMBS Litigations:
In October 2022, AAC entered into a Settlement Agreement and Release (the “BOA Settlement Agreement”) with Bank of America Corporation and certain affiliates thereof (together, the “BOA Parties”) pursuant to which the BOA Parties paid AAC the sum of $1,840 (the “BOA Settlement Payment”) following the dismissal of AAC’s lawsuits against the BOA Parties concerning certain residential mortgage-backed securities (“RMBS”) trusts, and the withdrawal by AAC of its objections, including any pending appeals, concerning the settlements that were the subject of certain trust instructional proceedings. The BOA Settlement Payment received in October 2022 significantly reduced the subrogation recoverable asset on the Consolidated Balance Sheet. In exchange for the BOA Settlement Payment, AAC, on its own behalf and on behalf of its affiliates, agreed to release the BOA Parties and related parties (the “Released Parties”) from claims asserted or which could have been asserted in AAC’s pending litigations against the BOA Parties as well as claims that AAC and its affiliates ever had, may currently have or may have in the future against the Released Parties, subject to certain limited exceptions. The BOA Settlement Agreement also requires AAC to dismiss other pending claims against the Released Parties, and to generally refrain from, and in certain situations hold the Released Parties harmless with respect to, certain actions taken by AAC with respect to RMBS trusts created prior to the date of the BOA Settlement Agreement involving the Released Parties. The BOA Settlement Payment included recoveries from litigations for alleged breaches of contractual obligations and fraud by the BOA Parties. Management allocated the BOA Settlement Payment to each of the litigations based on previously developed valuations of each individual litigation. The portion of the BOA Settlement Payment allocated to fraud litigation recoveries has been recorded as a litigation recovery in the Statement of Comprehensive Income (Loss).
On December 29, 2022, AAC entered into a Settlement Agreement and Release (the “Nomura Settlement Agreement”) with Nomura Credit & Capital, Inc. (“Nomura”) to settle its litigation against Nomura concerning certain RMBS trusts (the “Trusts”). Pursuant to the Nomura Settlement Agreement, Nomura made a cash payment to AAC of $140 (the "Nomura Settlement Payment"), and AAC and Nomura agreed to release
| Ambac Financial Group, Inc. 69 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
each other and their respective affiliates and related persons from any claims relating to the Trusts, the financial guaranty policies issued by AAC in connection with Trusts (other than AAC’s obligations to pay insurance claims under such policies), the securities related to the Trusts, and the mortgage loans related to the Trusts. The Nomura Settlement Payment received in January 2023 will further reduce the subrogation recoverable asset on the Consolidated Balance Sheet.
Redemption of Notes:
During 2022 and 2023, AAC wholly redeemed its secured debt, in accordance with the terms of such debt, utilizing the BOA Settlement Payment, the Nomura Settlement Payment and other resources as follows:
•Effective October 29, 2022, AAC wholly redeemed the Sitka AAC Note from the BOA Settlement Payment, for $1,218 (a price equal to 103% of the principal amount plus accrued and unpaid interest) and Sitka wholly redeemed the Sitka Senior Secured Notes for the same amount. Ambac recorded a loss of $53 reported in Net realized gains (losses) on extinguishment of debt in the Consolidated Statements of Total Comprehensive Income (Loss) for difference between the carrying value of the Sitka AAC Note and the redemption amount paid, excluding accrued interest.
•Effective October 29, 2022, AAC applied Net Proceeds (as defined below) of approximately $213 from the BOA Settlement Payment to partially redeem Tier 2 Notes plus accrued and unpaid interest as of the date of redemption. The Tier 2 Notes were secured by proceeds from RMBS litigations net of reinsurance (“Net Proceeds”) in excess of $1,600 and were subject to mandatory redemption from Net Proceeds in excess of $1,600.
•Effective January 15, 2023, AAC applied the Net Proceeds of $140 from the Nomura Settlement Payment plus approximately $6 from other sources to fully redeem the remaining Tier 2 Notes plus accrued and unpaid interest in the amount of approximately $146 as of the date of redemption.
See Note 13. Long-term Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for the year ended December 31, 2022, for a description of Sitka, the Sitka AAC Note, the Sitka Senior Secured Notes and the Tier 2 Notes.
AAC also invested a portion of its assets in the Sitka Senior Secured Notes, reported as Fixed maturity securities - available-for-sale on the Consolidated Balance Sheet and recorded a realized investment gain of $5 in the Consolidated Statements of Total Comprehensive Income (Loss) on the redemption date.
Impact to the Consolidated Statement of Comprehensive Income (Loss):
The total gain recognized in net income attributable to common stockholders related to entering into the BOA Settlement Agreement and the Nomura Settlement Agreement, including the redemption of the Sitka AAC Note following the BOA Settlement, was as follows:

	Third Quarter	Fourth Quarter	Full Year 2022
Losses and loss benefit (1)	$319	$43	$362
Litigation recoveries	—	126	126
Net realized gains (losses) on extinguishment of debt	—	(53)	(53)
Net investment gains (losses), including impairments	—	5	5
Impact to net income attributable to common stockholders	$319	$121	$440
(1)    Full year 2022 losses and loss benefit relating to R&W recoveries were $123.
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
Consolidation
The consolidated financial statements include the accounts of AFG and all other entities in which AFG (directly or through its subsidiaries) has a controlling financial interest, including variable interest entities (“VIEs”) for which AFG or an AFG subsidiary is deemed the primary beneficiary in accordance with the Consolidation Topic of the Accounting Standards Codification ("ASC"). All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether the variable interest holder has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could
| Ambac Financial Group, Inc. 70 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
potentially be significant to the VIE, related party relationships and the design of the VIE. An entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE. Refer to Note 12. Variable Interest Entities, for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated.
AFG Unconsolidated Financial Information
Financial information of AFG is presented in Schedule II in this Annual Report on Form 10-K as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020. Investments in subsidiaries are accounted for using the equity method of accounting in Schedule II.
Measurement of Credit Losses on Financial Instruments (CECL)
Ambac measures credit losses on financial assets that are not accounted for at fair value through net income in accordance with the Current Expected Credit Loss standard or "CECL". The CECL impact on available-for-sale debt securities is discussed in the Investments sub-section below.
The CECL impact on amortized cost assets is addressed in the Premium, Reinsurance Recoverables and Loan sub-sections below. These amortized cost assets reflect management's current estimate of all expected lifetime credit losses. The estimate of expected lifetime credit losses considers historical information, current information, as well as reasonable and supportable forecasts. Expected lifetime credit losses for amortized cost assets are recorded as an allowance for credit losses, with subsequent increases or decreases in the allowance reflected in net income each period.
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
Ambac’s non-VIE debt investment portfolio is accounted for on a trade-date basis and consists primarily of:
•Investments in fixed maturity securities are either classified as available-for-sale or trading as defined by the Investments - Debt Securities Topic of the ASC. Available-for-sale debt securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity and computed using amortized cost as the basis. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the term of the security. For structured debt securities with a large underlying pool of homogenous loans, such as mortgage-backed and asset-backed securities, premiums and discounts are adjusted for the effects of actual and anticipated prepayments. For other fixed maturity securities, such as corporate and municipal bonds, discounts are amortized or accreted over the remaining term of the securities and premiums are amortized to the earliest call date. Investments in fixed maturity securities classified at trading are reported in the financial statements at fair value with unrealized gains and losses included in Net investment income on the Statement of Total Comprehensive Income (Loss).
•Equity interests in pooled investment funds which are accounted for in accordance with the Investments - Equity Securities Topic of the ASC and reported as Other investments on the Consolidated Balance Sheet with income reported through Net investment income on the Statement of Total Comprehensive Income (Loss). Equity interests in the form of common stock or in-substance common stock are classified as trading securities and reported at fair value while limited partner interests in such funds are reported using the equity method.
•Preferred equity investments that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC.
VIE investments in fixed maturity securities are carried at fair value as they are classified as either available-for-sale or trading as defined by the Investments — Debt Securities Topic of the ASC, or accounted for under the fair value option election. For additional information about VIE investments, including fair value by asset-type, see Note 12. Variable Interest Entities.
Fair value is based primarily on quotes obtained from independent market sources. When quotes for fixed maturity securities are not available or cannot be reasonably corroborated, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. When fair value is not readily determinable for pooled investment funds, the investments are valued using net asset value ("NAV") as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Investment valuations could differ materially from amounts that would actually be realized in the market. Realized gains and losses on the sale of investments are determined on the basis of specific identification. Refer to Note 6. Fair Value Measurements for further description of the methodologies used to determine the fair value of investments, including model inputs and assumptions where applicable.
Ambac has a formal credit impairment review process for fixed maturity available-for-sale securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of impairment in accordance with the Investments - Debt Securities Topic of the ASC.
Under CECL, factors considered to identify and assess securities for other than temporary impairment included: (i) fair values that have declined by 20% or more below amortized cost; (ii) recent downgrades by rating agencies; (iii) the financial condition of the issuer and financial guarantor, as applicable,
| Ambac Financial Group, Inc. 71 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
and an analysis of projected defaults on the underlying collateral; (iv) whether scheduled interest payments are past due; (v) whether Ambac has the intent to sell the security; and (vi) whether it is more likely than not that Ambac will be required to sell a security before the anticipated recovery of its amortized cost basis. The recognition of credit impairment losses for available-for-sale debt securities are recorded as an allowance for credit losses with an offsetting charge to net income. Improvements to estimated credit losses for available-for-sale debt securities are recognized immediately in net income.
If we believe a decline in the fair value of a particular fixed maturity available-for-sale investment is not credit impaired, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity on our Consolidated Balance Sheets. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an impairment charge is recognized in earnings, with the amortized cost of the security written-down to fair value.
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
Ambac has made certain accounting policy elections related to accrued interest receivable ("AIR") for available-for-sale investments under CECL. Elections include: i) not measuring AIR for credit impairment, instead AIR is written off when it becomes 90 days past due; ii) writing off AIR by reversing interest income; iii) presenting AIR separately in Other Assets on the balance sheet and iv) excluding AIR from amortized cost balances in required CECL disclosures found in Note 5. Investments. AIR at December 31, 2022 and 2021 was $10 and $10, respectively.
Refer to Note 5. Investments for further credit impairment disclosures.
Premiums
Legacy Financial Guarantee Insurance:
Gross premiums were received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability was established, which was initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability was initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at December 31, 2022 and 2021, was 3.0%. and 2.2%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2022 and 2021, was 8.0 years and 8.0 years, respectively.
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
| Ambac Financial Group, Inc. 72 2022 FORM 10-K

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
Under CECL, management utilizes either a discounted cash flow ("DCF") or probability of default/loss given default ("PD/LGD") approach to estimate credit impairment. The DCF approach utilizes expected cash flows developed by Ambac's Risk Management Group using the same (or similar) models used for estimating loss reserves where such models can identify shortfalls in premiums. Credit impairment using the DCF approach is equal to the difference between amortized cost and the present value of expected cash flows. Credit impairment under the PD/LGD approach is the product of (i) the premium receivable carrying value, (ii) internally developed default probability (considering internal ratings and average life), and (iii) internally developed loss severities.
Refer to Note 8. Insurance Contracts for further credit impairment disclosures.
AAC has reinsurance in place pursuant to surplus share treaties and facultative reinsurance agreements. Similar to gross premiums, premiums ceded to reinsurers were paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset was established which is initially recorded as the cash amount paid. For installment premiums, a ceded premiums payable liability and offsetting deferred ceded premium asset were initially established in an amount equal to: i) the present value of future contractual premiums due or ii) if the underlying insured obligation is a homogenous pool of assets, the present value of expected premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both upfront and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time as the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums.
Specialty Property and Casualty Insurance:
Gross written premiums on insurance policies are recorded at the inception of the policy and can be received on an upfront or installment basis. Ceded premiums written are based on contractual terms applied against related gross written premiums. Premiums, net of reinsurance, are recognized as revenue on a daily pro-rata basis over the term of the insured risk. Unearned premiums and Deferred ceded premiums represents the portion of gross and ceded premiums written that relate to unexpired risk, respectively.
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
| Ambac Financial Group, Inc. 73 2022 FORM 10-K

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
•Ambac maintains a portfolio consisting primarily of interest rate swaps and futures contracts to economically hedge interest rate risk in the financial guarantee and investment portfolios. While this portfolio also includes certain legacy interest rate swaps executed in connection with financial guarantee client financings, the interest rate derivatives portfolio is managed on the basis of its net sensitivity to changes in interest rates. Changes in the fair value of these interest rate derivatives are recorded, along with changes in fair value of other derivative contracts, within Net gains (losses) on derivative contracts on the Consolidated Statements of Total Comprehensive Income (Loss).
•VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within their securitization structure. Changes in fair value of consolidated VIE derivatives are included within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).
All derivatives are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by counterparty only when a legal right of offset exists. Variation payments on centrally cleared swaps and futures contracts are considered settlements of the associated derivative balances and are reflected as a reduction to derivative liabilities or assets on the Consolidated Balance Sheets. For other derivatives, Ambac has determined that the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement and are included in Other assets on the Consolidated Balance Sheets. Refer to Note 10. Derivative Instruments for further discussion of the Company’s use of derivative instruments and their impact of the consolidated financial statements. Refer to Note 6. Fair Value Measurements for further description of the methodologies used to determine the fair value of derivative contracts, including model inputs and assumptions where applicable.
Deferred Acquisition Costs, Ceding Commissions and Deferred Program Fees
The Specialty Property and Casualty Program business defers acquisition costs incurred that are related directly to the successful acquisition of new or renewal insurance contracts, including commissions paid to managing general agents. Ceding commissions received from reinsurers represent a recovery of related acquisition costs. Deferred acquisition costs, net of ceding commissions, are amortized over the related policy period, generally one year, and recognized in amortization of deferred acquisition costs. Ceding commissions received in excess of the related direct acquisition costs are deferred and amortized over the related policy period, and recognized as program fees.
Goodwill
Goodwill is attributable to acquisitions, discussed in Note 4. Business Combination and represents the acquisition cost in excess of the fair value of net assets acquired, including identifiable intangible assets. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entity giving rise to the goodwill. Goodwill is not amortized but is subject to impairment testing. Goodwill impairment tests are performed annually or more frequently if circumstances indicate a possible impairment. Ambac tests goodwill for impairment as of October 1st of each year. If, after assessing qualitative factors, management believes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment evaluation is performed. Management also has the option to bypass the qualitative evaluation and proceed directly to the quantitative evaluation. The quantitative test compares the estimated fair value of the reporting unit with its carrying value (including goodwill and identifiable intangible assets). An impairment is recognized for the excess of the carrying amount of the reporting unit over it estimated fair value. If the reporting unit’s estimated fair value exceeds its carrying value, goodwill is not impaired. There have been no accumulated impairment losses since goodwill was established.
Intangible Assets
Financial Guarantee Insurance intangible:
Upon Ambac's emergence from bankruptcy in 2013, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying values of financial guarantee insurance and reinsurance contracts continue to be reported and measured in accordance with their existing accounting policies. Pursuant to the Financial Services-Insurance Topic of the ASC, the insurance intangible is to be measured on a basis consistent with the related financial guarantee insurance and reinsurance contracts. The initial insurance intangible asset was assigned to groups of insurance and reinsurance contracts with similar characteristics and has been amortized using a level-yield method based on par exposure of the related groups.
Finite-lived intangibles:
Ambac acquired identifiable intangible assets attributable to the Xchange, All Trans and Capacity Marine acquisitions further discussed in Note 4. Business Combination. The intangible assets primarily relate to distribution relationships, non-compete agreements and trade names, all of which have finite lives and are amortized over their estimated useful lives using the straight-
| Ambac Financial Group, Inc. 74 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
line method. The Company tests finite-lived acquired intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. The carrying amount of the intangible asset is not recoverable if it exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. If deemed unrecoverable, an impairment loss is recognized for the excess carrying amount over the fair value. There have been no accumulated impairment losses since these finite-lived intangible assets were established.
Indefinite-lived intangibles
Ambac acquired identifiable intangible assets attributable to its acquisitions of admitted carriers in both 2021 and 2022, which were accounted for as asset acquisitions. The intangible assets relate to insurance licenses which have indefinite lives and therefore are not amortized. The useful lives are re-evaluated each period to determine whether facts and circumstances continue to support an indefinite life. The Company tests indefinite-lived acquired intangible assets for impairment annually or more frequently if circumstances indicate a possible impairment. Ambac tests indefinite-lived intangibles for impairment as of October 1st of each year. If, after assessing qualitative factors, management believes it is more likely than not that the intangible assets are impaired, a quantitative impairment evaluation is performed. Management also has the option to bypass the qualitative evaluation and proceed directly to the quantitative evaluation. The quantitative test compares the estimated fair value of the intangible asset with its carrying value. An impairment is recognized for the excess of the carrying amount of the intangible asset over it estimated fair value. If the asset’s estimated fair value exceeds its carrying value, the intangible asset is not impaired. There have been no accumulated impairment losses since these indefinite-lived intangible assets were established.
Restricted Cash
Cash that we do not have the right to use for general purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes (i) consolidated variable interest entity cash restricted to support the obligations of the consolidated VIEs and (ii) fiduciary cash held by Ambac's insurance distribution subsidiaries as described below.
Fiduciary Funds:
As an intermediary, we hold funds, generally in a fiduciary capacity, for the account of third parties, typically as the result of premiums received from retail brokers or insureds that are in transit to insurers and claims due that are in transit from insurers. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as restricted cash and we present an equal and corresponding fiduciary liability relating to these funds representing amounts or claims or premiums due on our consolidated balance sheets (included in Other liabilities).
Fiduciary funds are generally required to be kept in bank accounts subject to guidelines which emphasize capital preservation and liquidity. The Company is entitled to retain investment income earned on certain of these fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds.
Restricted cash for net uncollected premiums and claims and the related fiduciary liabilities were $14 and $5 at December 31, 2022 and 2021, respectively.
Loss and Loss Adjustment Expenses
Legacy Financial Guarantee:
The loss and loss adjustment expense reserve (“loss reserve”) policy relates only to Ambac’s non-derivative financial guarantee insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the insured portfolio as of the reporting date. The policy for derivative contracts is discussed in the “Derivative Contracts” section above.
A loss reserve is recorded on the balance sheet on a policy-by-policy basis based upon the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows consider the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considers future recoveries related to breaches of contractual representations and warranties by RMBS transaction sponsors (prior to the settlements as more fully described in Note 1. Background and Business Description), remediation strategies and other contractual or subrogation-related cash flows.
•Net claim cash outflow policies represent contracts where the PV of expected cash outflows are greater than the PV of expected recovery cash inflows. For such policies, a “loss and loss adjustment expense reserves” liability is recorded for the excess of the PV of expected net claim cash outflows over the unearned premium revenue.
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
| Ambac Financial Group, Inc. 75 2022 FORM 10-K

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
•Watch List - credits that demonstrate the potential for future material adverse development due to such factors as long-term uncertainty about a particular sector, a certain structural element, large exposure concentration or concern related to the issuer or transaction or the overall financial and economic sustainability.
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
•The second approach entails the use of cash-flow based models to estimate expected losses (future claims, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s RMG group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or third party models and tools to project future losses and resultant claim payment estimates. We utilize cash flow models for RMBS, student loans and other exposures. RMBS and student loan models use historical performance of the collateral pools in order to then derive future performance characteristics, such as
| Ambac Financial Group, Inc. 76 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
default and voluntary prepayment rates, which in turn determine projected future claim payments. In other cases, such as many public finance exposures, including Puerto Rico, we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the fiscal, economic, legal and political framework to develop projected future claim payment estimates. In this approach, a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we consider the issuer’s ability to refinance an insured issue, Ambac’s ability to execute a potential settlement (i.e., commutation) of the insurance policy, including the impact on future installment premiums, and/or other restructuring possibilities in our scenarios. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors.
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
Ambac primarily utilizes a cash flow model (“RMBS cash flow model”) to develop estimates of projected losses for both our first and second lien transactions. First, the RMBS cash flow model projects collateral performance utilizing: (i) the transaction’s underlying loans' characteristics and status, (ii) projected home price appreciation (“HPA”) and (iii) projected interest rates. Depending on the amount of collateral information available for each transaction, we project such performance either at the loan-level or the deal-level using a variety of data that helps dimension the risk of the loans and/or deals. Observed servicer-level behavior may also have an impact on projected transaction performance.
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
RMBS Representation and Warranty Subrogation Recoveries
Prior to the settlement of all representation and warranty ("R&W") litigation settlements in 2022, as discussed in Note 1. Background and Business Description, Ambac recorded, as a component of its loss reserve estimate, subrogation recoverables related to securitized loans in RMBS transactions that breached certain R&W described herein. Generally, the sponsor of an RMBS transaction provided R&W with respect to the securitized loans, including R&W with respect to loan characteristics, the absence of borrower misrepresentations in the underlying loans and other misconduct in the origination process and attesting to the compliance of loans with the applicable underwriting guidelines. In such cases, the sponsor of the transaction is obligated, in accordance with the underlying contract, to repurchase, cure or substitute collateral for any loan that breaches the R&W.
•Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions with significant collateral losses, resulting in significant claims payments by Ambac.
•Ambac's approach used to estimate RMBS R&W subrogation recoverables was based on obtaining loan files from the original pool and conducting loan file re-underwriting to derive a quantum of breaches and an estimated repurchase obligation..
•Multiple probability-weighted scenarios were developed by applying various realization factors to the estimated
| Ambac Financial Group, Inc. 77 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
repurchase obligation. The realization factors in these scenarios reflected Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including, but not limited to, (i) discussions with external legal counsel and their views on ultimate settlement and/or litigation outcomes; (ii) assessment of the strength of the specific case; (iii) changes in law or developments in RMBS litigation cases that impact our estimated recoveries; and (iv) experience in settling similar claims. The probability weightings were developed based on the unique facts and circumstances for each transaction. The sum of these probability-weighted scenarios represented the undiscounted RMBS R&W subrogation recovery, which was then discounted using a factor derived from a risk-free discount rate term structure that corresponds to the estimated date of each respective recovery.
Student Loan Expected Loss Estimate
The student loan insured portfolio consists of credits collateralized by private student loans. The calculation of loss reserves for our student loan portfolio involves evaluating numerous factors that can impact ultimate losses. Since our policies cover timely interest and ultimate principal payment, our loss projections must make assumptions for many factors covering a long horizon. Key assumptions that will impact ultimate losses include, but are not limited to, the following: collateral performance (which is highly correlated to the economic environment); interest rates; operating risks associated with the issuer, servicers, special servicers, and administrators; investor appetite for tendering or commuting insured obligations; and as applicable, Ambac’s ability and willingness to commute policies. In addition, we consider in our student loan loss projections the potential impact, if any, of proposed or final regulatory actions or orders, including by the Consumer Financial Protection Bureau ("CFPB"), affecting our insured transactions.
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
Specialty Property and Casualty:
loss and loss adjustment expense reserves for Everspan represent management's estimate of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred but not yet reported ("IBNR") as of the balance sheet date. The reserves are estimated based upon experience and using a variety of actuarial methods. These estimates are reviewed and are subject to the impact of future changes in factors such as claim severity and frequency, underwriting and claims practices, changes in social and economic conditions including the impact of inflation, legal and judicial developments, medical cost trends and upward trends in damage awards. The ultimate amount for loss and loss adjustment expenses may be in excess, or less than, the amounts recorded on our financial statements. Adjustments will be reflected as part of the net increase or reduction in loss and loss adjustment expense reserves in the periods in which they become known.
The Company performs a continuing review of its loss and loss adjustment expense reserves, including its reserving techniques and the impact of reinsurance. The reserves are also reviewed by qualified actuaries, including actuaries employed by the Company and third party actuaries. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves.
Reinsurance Recoverable
The corresponding loss and loss adjustment expense reserve ceded to reinsurers is reported as reinsurance recoverable on paid and unpaid losses. The reinsurance recoverable from reinsurers is estimated in a manner consistent with the associated loss and loss adjustment expense reserve. Ambac has reinsurance in place pursuant to quota share, surplus share treaty and facultative reinsurance agreements.
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
The key factors in assessing credit impairment for reinsurance recoverables are independent rating agency credit ratings and loss severities. Management utilizes a probability of default/loss given default ("PD/LGD") approach, which is applied to the net unsecured reinsurance recoverable amount. Refer to Note 8. Insurance Contracts for credit impairment disclosures.
Long-term Debt
Long-term debt issued by Ambac is carried at par value less unamortized discount. Accrued interest and discount accretion
| Ambac Financial Group, Inc. 78 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
on long-term debt is reported as Interest expense on the Consolidated Statements of Total Comprehensive Income (Loss). To the extent Ambac repurchases or redeems its long-term debt, such repurchases or redemptions may be settled for an amount different than the carrying value of the obligation. Any difference between the payment and carrying value of the obligation is reported in Net realized gains (losses) on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income (Loss). For surplus note repurchases, the pro-rata purchase price related to principal and accrued interest is reported as a financing and operating activity, respectively, on the Statement of Cash Flows.
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
Noncontrolling Interests
Nonredeemable noncontrolling interests
At December 31, 2022 and 2021, AAC had 4,596 and 5,501 shares of issued and outstanding Auction Market Preferred Shares ("AMPS") with a liquidation preference of $115 and $138 (reported as nonredeemable noncontrolling interest of $53 and $60 on Ambac's balance sheet), respectively. In 2022, Ambac purchased 905 shares of AMPS for $8. The difference between this amount paid to AMPS holders and the carrying amount was reflected as an increase to Net income attributable to common shareholders for approximately $1. The auction occurs every 28 days and the dividend rate has continuously been reset at the maximum rate of one-month LIBOR plus 200 basis points.
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
Redeemable noncontrolling interests
The All Trans, Capacity Marine and Xchange acquisitions, further described in Note 4. Business Combination, resulted in 85%, 80% and 80%, respectively, ownership of the acquired entities by Ambac. Under the terms of the acquisition agreements, Ambac has a call option to purchase the remaining 15%, 20% and 20%, respectively, from the minority owners (i.e., noncontrolling interests) and the minority owners have a put option to sell the remaining 15%, 20% and 20%, respectively, to Ambac. Because the exercise of the put options are outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet.
The redeemable noncontrolling interest is remeasured each period as the greater of:
i.the carrying value under ASC 810, which attributes a portion of consolidated net income (loss) to the redeemable noncontrolling interest, and
ii.the redemption value of the put option under ASC 480 as if it were exercisable at the end of the reporting period.
Any increase (decrease) in the carrying amount of the redeemable noncontrolling interest as a result of adjusting to the redemption value of the put option is recorded as an offset to retained earnings. The impact of such differences on earnings per share are presented in Note 16. Net Income Per Share.
Following is a rollforward of redeemable noncontrolling interest.

Years ended December 31,	2022	2021
Beginning balance	$18	$7
Fair value of redeemable noncontrolling interest at acquisition date	5	—
Net income attributable to redeemable noncontrolling interest (ASC 810)	(1)	(1)
Adjustment to redemption value (ASC 480 )	(3)	12
Ending Balance	$20	$18
Revenue Recognition:
Revenues for the Insurance Distribution business operations are recognized in accordance with the Revenue from Contracts with Customers Topic of the ASC. The following steps are applied to recognize revenue: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, and (iv) allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. A performance obligation is satisfied either at a point in time or over time depending on the nature of the product or service provided, and the specific terms of the contract with customers.
Insurance Distribution performance obligations consist of underwriting and placing policies with insurers and, for certain products, providing claims servicing. Revenue from insurance policies covering i) limited and short-term medical sold through affinity groups ("Affinity"), ii) commercial and "for hire" auto,
| Ambac Financial Group, Inc. 79 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
and iii) marine and international risks are recognized up front as no further performance obligations exist after policy placement. Revenue from employer stop loss policies ("ESL") is apportioned to policy placement and claims servicing based on the relative stand-alone selling price of the respective performance obligations with policy placement revenue recognized upfront while claims servicing revenue is recognized over the claim adjustment period.
Revenue consists of base and profit-sharing commissions. Base commissions, associated with policy placement and claims servicing, are estimated by applying the contractual commission percentages to estimated gross premiums written. Profit-sharing commissions represent variable consideration associated with policy placement only and are estimated based on expected loss ratios and the estimated gross premium for base commissions. Base and profit-sharing commissions are estimated with a constraint applied such that a significant reversal of revenue in the future is not probable. Revenue is reported in Commissions income on the Consolidated Statement of Total Comprehensive Income.
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
The Company’s costs to fulfill customer contracts relate to certain commissions paid to independent agents for procuring policies. As these costs relate to the Company’s policy placement performance obligation to its customers, they are expensed as incurred. These costs are reported in Commission expenses on the Consolidated Statement of Total Comprehensive Income. The Company does not incur costs related to obtaining customer contracts.
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
Incentive Compensation
Incentive compensation is a key component of our compensation strategy. Incentive compensation has two components: short term incentive compensation (consisting of an annual cash bonus) and long term incentive plan awards (consisting of deferred cash and awards of restricted and performance stock units). Annual decisions with regard to incentive compensation are generally made in the first quarter of each year and are based on the prior year's performance for the Company, the employee and the employee's business unit.
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
The types of equity awards granted to employees are as follows:
•Restricted stock units — only require future service and accordingly the respective fair value is recognized as compensation expense over the relevant service period.
•Performance stock units — require both future service and achieving specified performance targets to vest. Certain performance stock unit grants also include a market condition TSR modifier that will cause the total payout at the end the performance period to increase or decrease depending on Ambac's stock performance relative to a peer group. Compensation costs for all performance stock units are only recognized when the achievement of the performance conditions are considered probable. Once deemed probable, such compensation costs are recognized as compensation expense over the relevant service period. Compensation costs are initially based on the probable outcome of the performance conditions and adjusted for subsequent changes in the estimated or actual outcome each reporting period as necessary. Changes in the estimated or actual outcome of a performance condition are recognized by reflecting a retrospective adjustment to compensation cost in the current period.
In 2020, the Ambac UK Board of Directors adopted a long term incentive plan for Ambac UK employees, which includes both performance and time based awards. Compensation costs for all performance based awards are based on the probable outcome of the performance conditions and adjusted for subsequent changes in the estimated or actual outcome each reporting period as
| Ambac Financial Group, Inc. 80 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
necessary. Compensation costs for time-based awards are recognized evenly over the service period.
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $11, $(7) and $(1) for the years ended December 31, 2022, 2021 and 2020, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro.
Commitments and Contingencies
The Company and its subsidiaries are defendants in or parties to actual, pending and threatened lawsuits and proceedings. A liability is accrued for such contingencies when a loss is both probable and reasonably estimable. If a loss is not "probable and reasonably estimable," but is reasonably possible, disclosure of the contingency and an estimate of the loss or range of loss is required if such an estimate can be determined. Significant management judgment is required to apply this guidance. As a legal contingency develops, the Company, in conjunction with outside counsel, evaluates what level of accrual and/or disclosure is required under the guidance. See the Litigation Against Ambac section of Note 20. Commitments and Contingencies for additional information about our legal contingencies and related accounting evaluation.
Income Taxes
Ambac files a consolidated U.S. Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. Current tax assets and liabilities are recognized for taxes refundable or payable for the current year.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on current and deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In June 2021, the United Kingdom legislation increasing the tax rate from 19% to 25% was fully enacted. As such, we incorporated the effects of the tax rate increase in our current and deferred tax evaluation for the years ended December 31, 2021 and 2022.
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
| Ambac Financial Group, Inc. 81 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
taxable income within the carry forward periods available under the tax law.
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to common stockholders, including the adjustment to redemption value of the redeemable noncontrolling interest, by the weighted-average number of common shares outstanding and vested restricted stock units (together, "Basic Weighted Average Shares Outstanding"). Diluted net income per share is computed by dividing net income attributable to common stockholders, including the adjustment to redemption value of the redeemable controlling interest, by the Basic Weighted-Average Shares Outstanding plus all potentially dilutive common shares outstanding during the period. All potentially dilutive common shares outstanding consider common stock deliverable pursuant to warrants, vested and unvested options, unvested restricted stock units and performance stock units granted under existing compensation plans.

Supplemental Disclosure of Cash Flow Information

Year Ended December 31,	2022	2021	2020
Cash paid during the period for:
Income taxes	$6	$15	$11
Interest on long-term debt	283	80	107
Non-cash investing and financing activities:
Decrease in long-term debt as a result of surplus notes exchanges	—	71	—
Securities acquired in transactions related to Puerto Rico restructurings	508	—	—
Loans acquired through financial guarantee subrogation	20	—	—
VIE long-term debt issued related to Puerto Rico restructurings	583	—	—

December 31,	2022	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flow:
Cash and cash equivalents	$31	$17	$20
Restricted cash	14	5	13
Variable Interest Entity Restricted cash	17	2	2
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	61	23	35
| Ambac Financial Group, Inc. 82 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Adopted Accounting Standards
The Company adopted the following accounting standards in 2022:
Contracts Assets and Liabilities in a Business Combination
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Asset and Contract Liabilities from Contracts with Customers. The business combination guidance in ASC 805 generally requires a company to recognize and measure the assets and the liabilities it acquires at fair value on the acquisition date. ASC 805 further requires the acquired assets and liabilities to be subsequently measured in accordance with other relevant GAAP standards. ASU 2021-08 creates an exception to the general rule and requires contract assets and liabilities acquired in a business combination to be recognized in accordance with ASC 606 at the acquisition date. The ASU aligns the business combination accounting at the acquisition date with the subsequent accounting for contract assets and liabilities under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including early adoption in an interim period. Ambac early-adopted the ASU on November 1, 2022, and applied it to the acquisitions of All-Trans and Capacity Marine. The adoption did not have a consequential impact on Ambac's financial statements.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides companies with optional guidance to ease the potential accounting burden related to transitioning away from reference rates, such as LIBOR, that are expected to be discontinued as a result of initiatives undertaken by various jurisdictions around the world. For example, under current GAAP, contract modifications which change a reference rate are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be applied prospectively as of the beginning of the interim period that includes or is subsequent to March 12, 2020, or any date thereafter, but does not apply to contract modifications and other transactions entered into or evaluated after December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which extends the sunset date to December 31, 2024. The ASU was adopted in 2022 for applicable financial instruments and contracts that transitioned to new reference rates and the adoption did not have a consequential impact on Ambac's financial statements.
Equity-classified Written Call Options
In May 2021, the FASB issued ASU 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The ASU clarifies and reduces diversity in practice for an issuer's accounting for modifications or exchanges of equity-classified written call options (e.g. warrants) that remain equity-classified after the modification or exchange. The ASU requires an issuer to account for the modification or exchange based on the economic substance of the transaction. For example, if the modification or exchange is related to the issuance of debt or equity, any change in the fair value of the written call option would be accounted for as part of the debt issuance cost in accordance with the debt guidance or equity issuance cost in accordance with the equity guidance, respectively. The ASU was adopted on January 1, 2022 and did not have a consequential impact on Ambac's financial statements.
Convertible Instruments and Contracts in an Entity's Own Equity
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU i) simplifies the accounting for convertible debt and convertible preferred stock by reducing the number of accounting models, and amends certain disclosures, ii) amends and simplifies the derivative scope exception guidance for contracts in an entity's own equity, including share-based compensation, and iii) amends the diluted earnings per share calculations for convertible instruments and contracts in an entity's own equity. The ASU was adopted on January 1, 2022 and did not have a consequential impact on Ambac's financial statements.
Future Application of Accounting Standards:
There are no material future accounting standards currently being evaluated.
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
| Ambac Financial Group, Inc. 83 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Year Ended December 31, 2022
Revenues:
Net premiums earned	$42	$14			$56
Commission income			$31		31
Program fees		3			3
Net Investment income	12	2		$3	17
Net investment gains (losses), including impairments	32	—		—	31
Net gains (losses) on derivative contracts	128	—		1	129
Net realized gains (losses) on extinguishment of debt	81				81
Other income (1)	30	—	1	—	31
Litigation recoveries	126				126
Total revenues and other income	451	18	31	4	505
Expenses:
Loss and loss adjustment expenses (benefit)	(406)	9			(396)
Amortization of deferred acquisition costs, net	—	3			3
Commission expenses			18		18
General and administrative expenses	102	13	6	17	139
Depreciation expense	2	—	—	—	2
Intangible amortization	44		3		47
Interest expense	168				168
Total expenses	(89)	25	27	17	(20)
Pretax income (loss)	$540	$(6)	$5	$(14)	$525

Total Assets (2)	$7,292	$316	$138	$226	$7,973
(1)Other revenues include the following line items on the Consolidated Statements of Total Comprehensive Income: Income (loss) on variable interest entities and other income (expense).
| Ambac Financial Group, Inc. 84 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated (2)
Year Ended December 31, 2021
Revenues:
Net premiums earned	$46	$1			$47
Commission income			$26		26
Program fees		—			—
Net Investment income	138	1		$1	139
Net investment gains (losses), including impairments	3	—		4	7
Net gains (losses) on derivative contracts	22	—			22
Net realized gains (losses) on extinguishment of debt	33				33
Other income (expense) (1)	8	—	—	—	8
Litigation recoveries	—				—
Total revenues and other income	250	2	26	5	282
Expenses:
Loss and loss adjustment expenses (benefit)	(89)	—			(88)
Amortization of deferred acquisition costs, net	—	—			1
Commission expenses			15		15
General and administrative expenses	77	9	5	19	110
Depreciation expense	2	—	—	—	2
Intangible amortization	52		3		55
Interest expense	187				187
Total expenses	230	9	22	19	281
Pretax income (loss)	$20	$(8)	$4	$(15)	$2

Total Assets (2)	$11,871	$156	$93	$182	$12,303
(1)Other revenues include the following line items on the Consolidated Statements of Total Comprehensive Income: Income (loss) on variable interest entities and other income (expense).
(2)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately. Total assets noted in the Corporate and Other Column is net of AFG's investment in surplus notes issued by the Legacy Financial Guarantee Segment with fair values of $90 at December 31, 2021.
Prior to 2021, Ambac's business operations consisted solely of Legacy Financial Guarantee Insurance.

4.    BUSINESS COMBINATION
Ambac has acquired the following entities that were accounted for as business combinations and advance Ambac's strategy of expanding into the Insurance Distribution sector.
•Effective November 1, 2022, Ambac completed the acquisition of 85% of All Trans and 80% of Capacity Marine for a combined purchase price of $26 in cash. Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company's Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period as defined by ASC 805.
•On December 31, 2020, Ambac completed the acquisition of 80% of the membership interests of Xchange for a purchase price of $81 in cash. All amounts recorded at the time of the acquisitions are final and no subsequent adjustments were made within the permitted measurement period as defined by ASC 805.
The following table summarizes the consideration paid for these acquisitions and the estimated fair values of the aggregate assets and liabilities acquired, as well as the fair value of the noncontrolling interest, at the acquisition dates:
| Ambac Financial Group, Inc. 85 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Fair Value	All Trans & Capacity Marine	Xchange
Cash	$4	$2
Restricted cash	4	4
Intangible assets	16	36
Goodwill	15	46
Other assets	6	8
Total assets acquired	$45	$96
Other liabilities	13	8
Total liabilities assumed	13	8
Less: Redeemable noncontrolling interest	5	7
Total consideration	$26	$81
Goodwill was recorded to reflect the excess purchase consideration over net assets acquired and primarily consists of the future economic benefits that we expect to receive as a result of the acquisitions, driven by the value potential future distribution and carrier relationships, and synergies with other Ambac business operations. Tax deductible goodwill totaled $21 and $65, deductible over 15 years for each of the All Trans and Capacity Marine and Xchange acquisitions, respectively.
The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions at the time of the acquisitions.
The fair value of the redeemable non-controlling interest of $5 and $7, respectively on the acquisition dates for the All Trans and Capacity Marine and Xchange acquisitions were estimated based on the non-controlling interest’s respective share of each acquiree's enterprise value, adjusted for the value of Ambac's call options to purchase, and the minority owners' put options to sell to Ambac, respectively, the remaining non-controlling interests. Please refer to the Noncontrolling Interests section of Note 2. Basis of Presentation and Significant Accounting Policies, for further information regarding the terms of the call and put options, as well as the redeemable noncontrolling interest balance sheet classification.
The following table sets forth the estimated fair values of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition.

	Fair Value	Weighted Average Remaining Useful Life - Years
All Trans & Capacity Marine
Distribution relationships	$15	15.0
Trade name	1	15.0
Total	16

Xchange
Distribution relationships	$33	15.0
Non-compete agreements	1	5.0
Trade name	1	8.0
Total	$36
The distribution relationships intangible represents existing relationships maintained with a variety of brokers and distributors across its product lines. It excludes the value of potential future distribution relationships that may be developed, which is included in goodwill. The trade name intangible represents the rights to the brand names which are well known in the marketplace that each company competes in. The non-compete agreements intangible relates to agreements entered into with certain key management personnel.
The overall weighted average useful life of the identified amortizable intangible assets acquired is 15 years and 14 years for the All Trans and Capacity Marine and Xchange acquisitions, respectively.
Pro forma information related to the acquisitions was not presented as the impact was not material to the Company’s financial results.
5.    INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of (i) fixed maturity securities classified as either available-for-sale or trading securities, (ii) interests in pooled investment funds which are reported within Other investments on the Consolidated Balance Sheets and (iii) preferred equity investments which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds in the form of common stock or in-substance common stock are classified as trading securities, while limited partner interests in such funds are reported using the equity method. Fixed maturity securities classified as trading are unrated municipal bond and other obligations of Puerto Rico issuing entities that are part of the the PROMESA restructuring process as described further in Note 8. Insurance Contracts.
| Ambac Financial Group, Inc. 86 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Fixed Maturity Securities
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2022 and 2021 were as follows:

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022
Fixed maturity securities:
Municipal obligations	$44	$—	$—	$2	$43
Corporate obligations	659	—	1	63	598
Foreign obligations	85	—	—	9	76
U.S. government obligations	68	—	—	4	65
Residential mortgage-backed securities	230	—	28	19	238
Commercial mortgage-backed securities	15	—	—	—	15
Collateralized debt obligations	141	—	—	4	137
Other asset-backed securities (1)	227	—	2	5	224
	1,469	—	31	106	1,395
Short-term	507	—	—	—	507
	1,977	—	31	106	1,902
Fixed maturity securities pledged as collateral:
Short-term	64	—	—	—	64
	64	—	—	—	64
Total available-for-sale investments	$2,041	$—	$31	$106	$1,966

December 31, 2021
Fixed maturity securities:
Municipal obligations	$315	—	28	3	340
Corporate obligations	612	—	10	9	613
Foreign obligations	89	—	—	2	87
U.S. government obligations	45	—	1	1	45
Residential mortgage-backed securities	182	—	70	—	252
Collateralized debt obligations	128	—	—	—	128
Other asset-backed securities (1)	234	—	32	—	265
	1,605	—	141	16	1,730
Short-term	415	—	—	—	414
	2,020	—	141	16	2,145
Fixed maturity securities pledged as collateral:
U.S. government obligations	15	—	—	—	15
Short-term	105	—	—	—	105
	120	—	—	—	120
Total available-for-sale investments	2,140	$—	$141	$16	$2,265
(1)Consists primarily of Ambac's holdings of military housing and student loan securities.
| Ambac Financial Group, Inc. 87 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2022, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$606	$605
Due after one year through five years	456	427
Due after five years through ten years	317	277
Due after ten years	51	43
	1,429	1,353
Residential mortgage-backed securities	230	238
Commercial mortgage-backed securities	15	15
Collateralized debt obligations	141	137
Other asset-backed securities	227	224
Total	$2,041	$1,966
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at December 31, 2022, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2022
Fixed maturity securities:
Municipal obligations	$21	$1	$7	$1	$28	$2
Corporate obligations	280	21	279	42	559	63
Foreign obligations	27	2	47	7	73	9
U.S. government obligations	40	3	19	1	58	4
Residential mortgage-backed securities	132	19	—	—	132	19
Commercial mortgage-backed securities	3	—	—	—	3	—
Collateralized debt obligations	90	3	36	1	126	4
Other asset-backed securities	198	4	5	1	203	5
	791	53	392	53	1,183	106
Short-term	78	—	8	—	86	—
Total temporarily impaired securities	$869	$53	$400	$53	$1,269	$106
| Ambac Financial Group, Inc. 88 2022 FORM 10-K

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

Management has determined that the securities in the above table do not have credit impairment as of December 31, 2022 and 2021 based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of December 31, 2022, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of December 31, 2022 included in the above table resulted from the impact of increasing interest rates and market spreads. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of December 31, 2022 resulted from an increase in interest rates and, to a lesser extent, market spreads since the securities were purchased. Unrealized losses of $61 related to 584 investment grade securities with an average unrealized loss equal to 10% of amortized cost at December 31, 2022. Securities that have below investment grade credit ratings or are unrated comprise $2 of the gross unrealized loss and have an average unrealized loss equal to 8% of amortized cost at December 31, 2022.
Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of December 31, 2022 is probable.
Residential mortgage-backed securities and Other asset-backed securities
As of December 31, 2022, all of the $19 unrealized loss on residential mortgage-backed securities related to 13 Ambac-insured securities. Five of these account for $18 of the unrealized loss and have an average unrealized loss equal to 15% of amortized cost. The $5 unrealized loss on other asset backed securities related to 14 Ambac-insured securities or resecuritization instruments collateralized with Ambac-insured securities and have an average unrealized loss equal to 2% of amortized cost. The majority of these unrealized losses for both residential mortgage-backed and other asset-backed securities relate to securities with long dated weighted average lives making their fair values more sensitive to interest rate changes. Also, most of these securities have below investment grade credit ratings or are unrated. The unrealized losses on these obligations resulted from adverse market conditions for long dated credit assets. As noted above, expected cash flows used in evaluating credit impairment of Ambac-insured securities contemplate full and timely payment of all principal and interest payments on Ambac-insured securities. This assumption is included in the projection of model based cash flows used in evaluating credit impairments on beneficial interests in securitized financial assets, including the residential mortgage backed and student loan asset backed securities included in this group.
| Ambac Financial Group, Inc. 89 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

Year Ended December 31,	2022	2021	2020
Fixed maturity securities	$61	$78	$103
Short-term investments	11	—	5
Loans	1	—	1
Investment expense	(6)	(6)	(6)
Securities available-for-sale and short-term	66	74	103
Fixed maturity securities - trading	(23)	—	—
Other investments	(26)	66	19
Total net investment income (loss)	$17	$139	$122
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

Year Ended December 31,	2022	2021	2020
Gross realized gains on securities	$36	$14	$38
Gross realized losses on securities	(18)	(2)	(12)
Foreign exchange (losses) gains	14	(5)	(4)
Credit impairments	—	—	—
Intent / requirement to sell impairments	—	—	—
Net investment gains (losses), including impairments	$31	$7	$22
Ambac had an allowance for credit losses $— and $— at December 31, 2022 and 2021, respectively.
Ambac did not purchase any financial assets with credit deterioration for the years ended December 31, 2022 and 2021.
Counterparty Collateral, Deposits with Regulators and Other Restrictions
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $64 and $120 at December 31, 2022 and 2021, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed maturity securities pledged as collateral, at fair value” and "Short-term investments pledged as collateral, at fair value". Refer to Note 10. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $23 and $17 at December 31, 2022 and 2021, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 as December 31, 2022, were deposited as security in connection with a letter of credit issued for an office lease.
Securities with a fair value of $669 at December 31, 2021, were held by Ambac UK, the capital stock of which was pledged as collateral for the Sitka AAC Note. The Sitka AAC Note was fully redeemed as of October 29, 2022, and therefore the pledge of Ambac UK's capital stock was subsequently released. Refer to Note 13. Long-term Debt for further information about the Sitka AAC Note.
| Ambac Financial Group, Inc. 90 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Guaranteed Securities
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at December 31, 2022 and 2021, respectively:

	Municipal Obligations	Corporate Obligations	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
December 31, 2022:
Ambac Assurance Corporation	$10	$—	$394	$403	B
Total	$10	$—	$394	$403	B

December 31, 2021:
Ambac Assurance Corporation	$316	$—	$439	$754	B
National Public Finance Guarantee Corporation	2	—	—	2	BBB-
Assured Guaranty Municipal Corporation	1	—	—	1	A-
Total	$318	$—	$439	$757	B
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
Other Investments
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $53 to private credit and private equity funds at December 31, 2022.

Class of Funds December 31,	2022	2021	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$186	$216	quarterly or semi-annually	90 days
Private credit (4)	84	88	quarterly if permitted	180 days if permitted
High yield and leveraged loans (5)	80	78	daily	0 - 30 days
Equity market investments (3) (11)	64	98	daily or quarterly	0 - 90 days
Investment grade floating rate income (2)	63	107	weekly	0 days
Private equity (6)	47	37	quarterly if permitted	90 days if permitted
Real estate properties (7)	22	33	quarterly	10 business days
Convertible bonds (10)(11)	8	—	daily	0 days
Emerging markets debt (8) (11)	—	24	daily	0 days
Insurance-linked investments (9)	1	2	see footnote (9)	see footnote (9)
Total equity investments in pooled funds	$556	$683
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
(7)    Investments consist of UK property to generate income and capital growth
(8)    This class seeks long-term income and growth through investments in the bonds of issuers in emerging markets.
(9)    This class seeks to generate returns from insurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments. This investment is restricted in connection with the unwind of certain insurance linked exposures. Ambac has redeemed its investment to the extent permitted by the fund.
(10)    This class seeks to generate total return from portfolios focused primarily on convertible securities
| Ambac Financial Group, Inc. 91 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
(11)    These categories include fair value amounts totaling $61 and $106 at December 31, 2022 and 2021, respectively, that are readily determinable and are priced through pricing vendors, for Equity market investments of $53 and $82; Convertible bonds investments $8 and $—; and for Emerging markets debt of $— and $24.
Other investments also includes preferred equity investments with a carrying value of $12 and $8 as of December 31, 2022 and 2021, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments or adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the periods presented.
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

Year Ended December 31,	2022	2021	2020
Net gains (losses) recognized during the period on trading securities	$(48)	$23	$—
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	(26)	1	(18)
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$(22)	$22	$18
6.    FAIR VALUE MEASUREMENTS
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
Fair Value Hierarchy
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy has three broad levels as follows:

●	Level 1	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury and other foreign government obligations traded in highly liquid and transparent markets, certain highly liquid pooled fund investments, exchange traded futures contracts and money market funds.

●	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed maturity securities representing municipal, asset-backed and corporate obligations, certain interest rate swap contracts and most long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

●	Level 3	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include certain uncollateralized interest rate swap contracts and certain investments in fixed maturity securities. Additionally, Level 3 assets and liabilities generally include loan receivables, and certain long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.
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
| Ambac Financial Group, Inc. 92 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2022 and 2021, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2022:
Financial assets:
Fixed maturity securities:
Municipal obligations	$102	$102	$—	$102	$—
Corporate obligations	598	598	—	585	12
Foreign obligations	76	76	76	—	—
U.S. government obligations	65	65	65	—	—
Residential mortgage-backed securities	238	238	—	238	—
Commercial mortgage-backed securities	15	15	—	15	—
Collateralized debt obligations	137	137	—	137	—
Other asset-backed securities	224	224	—	157	67
Fixed maturity securities, pledged as collateral:
Short-term	64	64	64	—	—
Short term investments	507	507	506	1	—
Other investments (1)	568	556	61	—	—
Cash, cash equivalents and restricted cash	44	44	43	1	—
Derivative assets:
Interest rate swaps—asset position	27	27	—	1	26
Warrants	1	1	—	—	1
Other assets-loans	10	10	—	—	10
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	1,828	1,828	—	—	1,828
Fixed maturity securities: Municipal obligation, trading	43	43	—	43	—
Fixed maturity securities: Municipal obligations, available-for-sale	96	96	—	96	—
Restricted cash	17	17	17	—	—
Loans	1,829	1,829	—	—	1,829
Derivative assets: Interest rate swaps—asset position	190	190	—	190	—
Derivative assets: Currency swaps—asset position	49	49	—	49	—
Total financial assets	$6,537	$6,525	$833	$1,425	$3,772
Financial liabilities:
Long term debt, including accrued interest	$1,065	$878	$—	$864	$14
Derivative liabilities:
Interest rate swaps—liability position	38	38	—	38	—
Liabilities for net financial guarantees written (2)	159	476	—	—	476
Variable interest entity liabilities:
Long-term debt (includes $2,788 at fair value)	3,107	3,145	—	2,992	154
Derivative liabilities: Interest rate swaps—liability position	1,048	1,048	—	1,048	—
Total financial liabilities	$5,418	$5,586	$—	$4,942	$644
| Ambac Financial Group, Inc. 93 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2021:
Financial assets:
Fixed maturity securities:
Municipal obligations	$340	$340	$—	$340	$—
Corporate obligations	613	613	1	600	12
Foreign obligations	87	87	87	—	—
U.S. government obligations	45	45	45	—	—
Residential mortgage-backed securities	252	252	—	252	—
Collateralized debt obligations	128	128	—	128	—
Other asset-backed securities	265	265	—	187	79
Fixed maturity securities, pledged as collateral:
U.S. government obligations	15	15	15	—	—
Short-term	105	105	105	—	—
Short term investments	414	414	369	46	—
Other investments (1)	690	683	106	—	—
Cash, cash equivalents and restricted cash	21	21	21	1	—
Derivative assets:
Interest rate swaps—asset position	76	76	—	5	71
Other assets-loans	3	3	—	—	3
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	3,320	3,320	—	—	3,320
Fixed maturity securities: Municipal obligations, available-for-sale	136	136	—	136	—
Restricted cash	2	2	2	—	—
Loans	2,718	2,718	—	—	2,718
Derivative assets; Currency swaps-asset position	38	38	—	38	—
Total financial assets	$9,268	$9,261	$750	$1,732	$6,202
Financial liabilities:
Long term debt, including accrued interest	$2,806	$2,598	$—	$2,575	$22
Derivative liabilities:
Interest rate swaps—liability position	94	94	—	94	—
Liabilities for net financial guarantees written (2)	(866)	(112)	—	—	(112)
Variable interest entity liabilities:
Long-term debt (includes $4,056 at fair value)	4,216	4,255	—	4,086	169
Derivative liabilities: Interest rate swaps—liability position	1,940	1,940	—	1,940	—
Total financial liabilities	$8,190	$8,775	—	8,695	79
(1)Excluded from the fair value measurement categories in the table above are investment funds of $494 and $577 as of December 31, 2022 and 2021, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value measurements in the table above are equity securities with a carrying value of $12 and $8 as of December 31, 2022 and 2021, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
(2)The carrying value of net financial guarantees written includes financial guarantee amounts in the following balance sheet items: Premium receivables; Reinsurance recoverable on paid and unpaid losses; Deferred ceded premium; Subrogation recoverable; Insurance intangible asset; Unearned premiums; Loss and loss adjustment expense reserves; Ceded premiums payable, premiums taxes payable and other deferred fees recorded in Other liabilities.
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
| Ambac Financial Group, Inc. 94 2022 FORM 10-K

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
Fixed Maturity Securities
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At December 31, 2022, approximately 5%, 91%, and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2021, approximately 6%, 90%, and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $67 and $79 at December 31, 2022 and 2021, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at December 31, 2022 and 2021 include the following:

December 31, 2022:
a. Coupon rate	5.98%
b. Average Life	13.46 years
c. Yield	12.60%

December 31, 2021:
a. Coupon rate	5.97%
b. Average Life	14.14 years
c. Yield	10.20%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $12 and $12 at December 31, 2022 and 2021, respectively. Fair value was calculated by discounting cash flows to average maturity of 1.75 years and yield of 11.3% at December 31, 2022, and 2.75 years and a yield of 11.6% at December 31, 2021. Yields used are consistent with the security type and rating.
Other Investments
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment funds are valued using NAV as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Refer to Note 5. Investments for additional information about
| Ambac Financial Group, Inc. 95 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
such investments in pooled funds that are reported at fair value using NAV as a practical expedient.
Derivative Instruments
Ambac’s derivative instruments primarily comprise interest rate swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and yield curves. The valuation of certain derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact was not significant to the fair value of derivatives at both December 31, 2022 or 2021.
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
As of December 31, 2022 Ambac holds warrants to purchase preferred stock of a development stage company. These warrants have a fair value of $1 as of December 31, 2022, determined using a standard warrant valuation model with internally developed input assumptions.
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
Long-term Debt
As of December 31, 2022, long-term debt includes AAC surplus notes, Tier 2 Notes issued in connection with the conclusion of the rehabilitation of the Segregated Account of AAC, and the Ambac UK debt issued in connection with the Ballantyne commutation. As described in Note 1. Background and Business Description, the Sitka AAC Note was wholly redeemed effective October 29, 2022, and Tier 2 Notes were partially redeemed effective October 29, 2022 and fully redeemed effective January 15, 2023. The fair values of surplus notes, Sitka AAC Note and Tier 2 Notes are classified as Level 2. The fair value of Ambac UK debt is classified as Level 3.
Other Financial Assets and Liabilities
Included in Other assets are loans, the fair values of which are estimated based upon internal valuation models and are classified as Level 3.
Variable Interest Entity Assets and Liabilities
The financial assets and liabilities of Legacy Financial Guarantee Insurance VIEs ("FG VIEs") consolidated under the Consolidation Topic of the ASC consist primarily of fixed maturity securities and loans held by the VIEs, derivative instruments and notes issued by the VIEs which are reported as long-term debt. As described in Note 12. Variable Interest Entities, these FG VIEs are securitization entities which have liabilities and/or assets guaranteed by AAC or Ambac UK.
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
The fair value of FG VIE fixed maturity securities and loan assets are generally based on Level 2 market price quotes received from independent market sources when available. When FG VIE asset fair values are not readily available from market quotes, values are estimated internally. Internal valuations of FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own
| Ambac Financial Group, Inc. 96 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 6.8% and 3.0% at December 31, 2022 and 2021, respectively. At December 31, 2022, the range of these discount rates was between 5.8% and 8.5%. At December 31, 2021, the range of these discount rates was between 2.2% and 4.1%.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value
The following tables present the changes in the Level 3 fair value category for the periods presented in 2022, 2021 and 2020.
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

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year ended December 31, 2022	Investments (1)	Other Assets	Derivatives	Investments	Loans	Total
Balance, beginning of period	$91	$—	$70	$3,320	$2,718	$6,199
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	(38)	(789)	(333)	(1,160)
Included in other comprehensive income	(12)	—	—	(353)	(279)	(644)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1)	—	(6)	(349)	(278)	(633)
Balance, end of period	$79	$—	$26	$1,828	$1,829	$3,762
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$—	$(38)	$(789)	$(333)	$(1,160)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(12)	$—	$—	$(353)	$(279)	$(644)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2021	Investments (1)	Other Assets (2)	Derivatives	Investments	Loans	Total
Balance, beginning of period	$78	$1	$84	$3,215	$2,998	$6,376
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	(6)	176	59	230
Included in other comprehensive income	1	—	—	(32)	(26)	(58)
Purchases	13	—	—	—	—	13
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2)	(1)	(8)	(38)	(313)	(362)
Balance, end of period	$91	$—	$70	$3,320	$2,718	$6,199
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(1)	$—	$(6)	$176	$59	$227
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(1)	$—	$—	$(32)	$(26)	$(59)

| Ambac Financial Group, Inc. 97 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
Year Ended December 31, 2020	Investments (1)	Other Assets (2)	Derivatives	Investments	Loans	Total
Balance, beginning of period	$72	$3	$66	$2,957	$3,108	$6,207
Total gains/(losses) realized and unrealized:
Included in earnings	1	(2)	25	183	98	306
Included in other comprehensive income	6	—	—	109	83	198
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1)	—	(7)	(35)	(290)	(334)
Balance, end of period	$78	$1	$84	$3,215	$2,998	$6,376
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$(2)	$25	$183	$98	$305
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$6	$—	$—	$109	$83	$198
(1)     Investments classified as Level 3 consist of a one other asset-backed security and two convertible notes acquired in 2021.
(2)     Other assets carried at fair value and classified as Level 3 relate to an equity interest in an Ambac sponsored VIE liquidated in 2021.
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income (Expense)
Year Ended December 31, 2022
Total gains (losses) included in earnings for the period	$1	$(38)	$(1,123)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	1	(39)	(1,123)	—

Year Ended December 31, 2021
Total gains (losses) included in earnings for the period	$1	$(6)	$235	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	1	(6)	235	—

Year Ended December 31, 2020
Total gains (losses) included in earnings for the period	$1	$25	$281	$(2)
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	25	281	(2)

7.    FINANCIAL GUARANTEES IN FORCE
Legacy financial guarantees outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Financial guarantees outstanding include the exposure of policies that insure capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Financial guarantees outstanding exclude the exposures of policies that insure bonds which have been called, pre-refunded or refunded and excludes exposure of the policies insuring the Sitka Senior Secured Notes as defined in Note 1. Background and Business Description. The gross par amount of financial guarantees outstanding was $27,551 and $34,122 at
| Ambac Financial Group, Inc. 98 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
December 31, 2022 and 2021, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $22,613 and $28,020 at December 31, 2022 and 2021, respectively. As of December 31, 2022, the aggregate amount of financial guarantee insured par ceded to reinsurers under reinsurance agreements was $4,938 with the largest reinsurer accounting for $2,187 or 7.9% of gross par outstanding at December 31, 2022.
As of December 31, 2022 and 2021, the legacy financial guarantee portfolio consisted of the types of guaranteed bonds as shown in the following table:

Net Par Outstanding December 31, (1)	2022	2021
Public Finance:
Housing revenue (2)	$5,491	$5,610
Lease and tax-backed revenue	1,979	3,196
General obligation	1,301	1,612
Other	1,776	1,942
Total Public Finance	10,547	12,360
Structured Finance:
Mortgage-backed and home equity	1,930	2,724
Investor-owned utilities	1,103	1,556
Other	579	624
Total Structured Finance	3,612	4,904
International Finance:
Sovereign/sub-sovereign	4,077	5,141
Investor-owned and public utilities	2,583	3,283
Asset-backed and other	1,083	1,276
Transportation	711	1,056
Total International Finance	8,454	10,756
Total	$22,613	$28,020
(1)Net Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
(2)Includes $5,400 and $5,490 of Military Housing net par at December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, the financial guaranteed portfolio by location of risk was as outlined in the table below:

Net Par Outstanding December 31,	2022	2021
United States	$14,159	$17,264
United Kingdom	7,223	9,255
Italy	644	718
Austria	310	343
Australia	259	203
France	14	219
Other international	4	18
Total	$22,613	$28,020
Gross financial guarantees in force (principal and interest) were $44,734 and $54,272 at December 31, 2022 and 2021, respectively. Net financial guarantees in force (after giving effect to reinsurance) were $34,975 and $42,653 as of December 31, 2022 and 2021, respectively.
In the United States, no state accounted for more than 10% of the total net par outstanding at December 31, 2022. The highest single insured risk represented 3.6% of the total net par amount guaranteed.
8.    INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums
The effect of reinsurance on premiums written and earned was as follows:

Year Ended December 31,	Direct	Assumed	Ceded	Net Premiums
2022:
Written	$127	$—	$104	$23
Earned	126	—	69	56
2021:
Written	$2	$—	$35	$(33)
Earned	62	—	15	47
2020:
Written	$(1)	$—	$(1)	$—
Earned	65	1	12	54
Included in net earned premiums are accelerated financial guarantee premium revenues for retired obligations for the years ended December 31, 2022, 2021 and 2020, of $8, $1 and $12, respectively.
The following table summarizes net premiums earned by location of risk:

Year Ended December 31,	2022	2021	2020
United States	41	$27	$32
United Kingdom	13	14	24
Other international	3	6	(2)
Total	56	$47	$54
Premium Receivables, including credit impairments
Premium receivables at December 31, 2022 and 2021 were $269 and $323, respectively.
Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard adopted January 1, 2020, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies. The key indicator management uses to assess the credit quality of legacy financial guarantee premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group.
| Ambac Financial Group, Inc. 99 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of December 31, 2022 and 2021:

Surveillance Categories as of December 31, 2022
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$140	$3	$5	$—	$—	$148
Other	2	—	—	—	—	2
Total Public Finance	142	3	5	—	—	150

Structured Finance:
Mortgage-backed and home equity	—	—	—	—	11	11
Student loan	1	1	—	7	—	8
Structured insurance	—	—	—	—	—	—
Other	4	—	—	—	—	4
Total Structured Finance	5	1	—	7	11	24

International:
Sovereign/sub-sovereign	49	7	—	9	—	64
Investor-owned and public utilities	18	—	—	—	—	18
Other	2	—	—	—	—	2
Total International	70	7	—	9	—	85
Total (1) (2)	$217	$10	$5	$16	$11	$259

Surveillance Categories as of December 31, 2021
Type of Guaranteed Bond	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$149	$3	$5	$—	$—	$157
Other	2	—	—	—	—	2
Total Public Finance	151	3	5	—	—	159

Structured Finance:
Mortgage-backed and home equity	1	—	1	2	12	16
Student loan	1	1	—	9	—	12
Structured insurance	10	—	—	—	—	10
Other	7	—	—	—	—	7
Total Structured Finance	19	1	1	12	12	45

International:
Sovereign/sub-sovereign	74	8	—	11	—	93
Investor-owned and public utilities	28	—	—	—	—	28
Other	5	—	—	—	—	5
Total International	107	8	—	11	—	125
Total (2)	$277	$12	$6	$22	$12	$329
(1)    Excludes specialty property and casualty premium receivables of $16 and $2 at December 31, 2022 and 2021, respectively.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
| Ambac Financial Group, Inc. 100 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Below is a rollforward of the premium receivable allowance for credit losses as of December 31, 2022 and 2021:

Year Ended December 31,	2022	2021
Beginning balance	$9	$17
Current period provision (benefit)	(4)	(6)
Write-offs of the allowance	—	(2)
Recoveries of previously written-off amounts	—	—
Ending balance	$5	$9
At December 31, 2022 and 2021, $— and $— of premiums were past due.
Legacy Financial Guarantee Premium Receivables
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
Below is the gross premium receivable roll-forward (direct contracts), net of the allowance for credit losses, for the affected periods:

Year Ended December 31,	2022	2021	2020
Beginning premium receivable	$320	$370	$416
Adjustment to initially apply ASU 2016-13	—	—	(3)
Premium receipts	(36)	(35)	(46)
Adjustments for changes in expected and contractual cash flows for contracts (1)	(31)	(27)	(6)
Accretion of premium receivable discount for contracts	8	8	9
Changes to allowance for credit losses	4	8	(4)
Other adjustments (including foreign exchange) (2)	(12)	(4)	5
Ending premium receivable (3)	$254	$320	$370
(1)Adjustments for changes in expected and contractual cash flows are primarily due to higher discount rates and reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns .
(2)Includes foreign exchange gains/(losses) of ($13), ($2) and $4 for 2022, 2021,and 2020 respectively.
(3)Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros.
At December 31, 2022, 2021 and 2020 premium receivables include British Pounds of $71 (£59), $108 (£80) and $117 (£86), respectively, and Euros of $14 (€13), $16 (€14) and $19 (€16), respectively.
The following table summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at December 31, 2022:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
March 31, 2023	$8	$5
June 30, 2023	7	5
September 30, 2023	7	5
December 31, 2023	5	5
Twelve months ended:
December 31, 2024	26	19
December 31, 2025	25	18
December 31, 2026	24	18
December 31, 2027	23	17
Five years ended:
December 31, 2032	95	70
December 31, 2037	59	42
December 31, 2042	27	17
December 31, 2047	13	8
December 31, 2052	4	2
December 31, 2057	—	—
Total	$322	$231
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
| Ambac Financial Group, Inc. 101 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Adjustment Expense Reserves
Ambac's loss and loss adjustment expense reserves ("loss reserves") are based on management's on-going review of the insured portfolio. Below are the components of the loss and loss adjustment expense reserves and the subrogation recoverable asset at December 31, 2022 and 2021:

		Legacy Financial Guarantee
	Specialty Property and Casualty	Present Value of Expected Net Cash Flow
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
December 31, 2022:
Loss and loss adjustment expense reserves	$90	$787	$(44)	$(28)	$805
Subrogation recoverable	—	5	(276)	—	(271)
Totals	$90	$791	$(319)	$(28)	$534

December 31, 2021:
Loss and loss adjustment expense reserves	$32	$1,749	$(155)	$(56)	$1,570
Subrogation recoverable	—	88	(2,180)	—	(2,092)
Totals	$32	$1,837	$(2,335)	$(56)	$(522)
Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods.

Year Ended December 31,	2022	2021	2020
Beginning gross loss and loss adjustment expense reserves	$(522)	$(397)	$(482)
Reinsurance recoverable	55	33	26
Beginning balance of net loss and loss adjustment expense reserves	(578)	(430)	(508)
Losses and loss expenses (benefit) incurred:
Current year	4	—	15
Prior years	(401)	(89)	210
Total (1)(2)	(397)	(88)	225
Loss and loss adjustment expenses (recovered) paid:
Current year	7	—	1
Prior years	(1,867)	59	148
Total	(1,860)	59	149
Foreign exchange effect	(2)	—	2
Ending net loss and loss adjustment expense reserves	883	(578)	(430)
Impact of VIE consolidation (3)	(464)	—	—
Reinsurance recoverable (4)	115	55	33
Ending gross loss and loss adjustment expense reserves	534	(522)	(397)
(1)Total losses and loss expenses (benefit) includes $(41), $5 and $(7) for the years ended December 31, 2022, 2021 and 2020, respectively, related to ceded reinsurance.
(2)Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W's") by transaction sponsors within losses and loss expenses (benefit) for the Legacy Financial Guarantee segment. The losses and loss expense (benefit) incurred associated with changes in estimated R&W's for the year ended December 31, 2022, 2021 and 2020 was $(123), $20 and $(23),
respectively. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements in this Annual Report on Form 10-K for details of the RMBS litigation settlements reached in October and December 2022.
(3)In connection with the Puerto Rico restructuring, three new trusts were established for the year ended December 31, 2022. These trusts were consolidated by Ambac as further discussed in Note 12. Variable Interest Entities.
(4)Represents reinsurance recoverable on future loss and loss adjustment expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $0, $0 and $0 as of December 31, 2022, 2021 and 2020, respectively, related to previously presented loss and loss adjustment expenses and subrogation.
For 2022, the positive development in prior years was primarily attributable to the Puerto Rico restructuring and favorable RMBS development due to the positive impact of discount rates and the impact of the litigation settlements with Bank of America Corporation and certain affiliates thereof and Nomura Credit & Capital, Inc. as described in Note 1. Background and Business Description to the Consolidated Financial Statements in this Annual Report on Form 10-K; both in the legacy financial guarantee segment. For 2022, prior years' loss and loss expenses recovered includes $1,687 related the litigation settlement with Bank of America Corporation and certain affiliates.
For 2021, the positive development in prior years was primarily due to favorable development in Public Finance credits (largely Puerto Rico) and the RMBS portfolio.
For 2020, the adverse development in prior years was primarily a result of deterioration in Public Finance credits, largely Puerto Rico, partially offset by favorable development in the RMBS portfolio.
| Ambac Financial Group, Inc. 102 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Legacy Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss adjustment expense reserves or subrogation recoverable at December 31, 2022 and 2021, excluding consolidated VIEs. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at December 31, 2022 and 2021 was 3.9% and 1.2%, respectively.

	Surveillance Categories as of December 31, 2022
	I	IA	II	III	IV	V	Total
Number of policies	37	6	9	12	93	5	162
Remaining weighted-average contract period (in years) (1)	7	19	14	14	12	7	13
Gross insured contractual payments outstanding:
Principal	$709	$200	$459	$1,000	$1,646	$34	$4,047
Interest	526	198	286	156	565	19	1,750
Total	$1,235	$399	$745	$1,156	$2,210	$53	$5,797
Gross undiscounted claim liability	$4	$4	$43	$446	$729	$53	$1,279
Discount, gross claim liability	(1)	(1)	(7)	(162)	(316)	(9)	(496)
Gross claim liability before all subrogation and before reinsurance	$3	$3	$36	$284	$413	$43	$783
Less:
Gross RMBS subrogation (2)	$—	$—	$—	$—	$(140)	$—	$(140)
Discount, RMBS subrogation	—	—	—	—	—	—	—
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(140)	—	(140)
Less:
Gross other subrogation (3)	(14)	(4)	—	(31)	(172)	(12)	(233)
Discount, other subrogation	2	—	—	5	42	4	54
Discounted other subrogation, before reinsurance	(12)	(3)	—	(26)	(130)	(8)	(179)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$(9)	$—	$36	$258	$143	$35	$464
Less: Unearned premium revenue	$(2)	$(2)	$(5)	$(8)	$(10)	$(1)	$(28)
Plus: Loss expense reserves	1	1	—	2	4	—	8
Gross loss and loss adjustment expense reserves	$(10)	$(2)	$32	$252	$137	$34	$444
Reinsurance recoverable reported on Balance Sheet (4)	$1	$—	$8	$21	$3	$—	$33
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
(4)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $33 related to future loss and loss adjustment expenses and $0 related to presented loss and loss adjustment expenses and subrogation.
| Ambac Financial Group, Inc. 103 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Surveillance Categories as of December 31, 2021
	I	IA	II	III	IV	V	Total
Number of policies	34	15	7	14	130	5	205
Remaining weighted-average contract period (in years) (1)	9	12	14	15	13	7	14
Gross insured contractual payments outstanding:
Principal	$904	$840	$459	$1,300	$2,759	$40	$6,302
Interest	589	612	308	169	1,284	22	2,984
Total	$1,493	$1,452	$767	$1,469	$4,043	$62	$9,286
Gross undiscounted claim liability	$5	$16	$45	$544	$1,423	$62	$2,095
Discount, gross claim liability	—	(1)	(3)	(109)	(185)	(4)	(303)
Gross claim liability before all subrogation and before reinsurance	$5	$15	$42	$435	$1,238	$57	$1,792
Less:
Gross RMBS subrogation (2)	$—	$—	$—	$—	$(1,737)	$—	$(1,737)
Discount, RMBS subrogation	—	—	—	—	7	—	7
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,730)	—	(1,730)
Less:
Gross other subrogation (3)	—	(5)	—	(33)	(583)	(12)	(633)
Discount, other subrogation	—	—	—	2	24	2	28
Discounted other subrogation, before reinsurance	—	(5)	—	(31)	(559)	(10)	(605)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$5	$10	$42	$404	$(1,051)	$47	$(543)
Less: Unearned premium revenue	$(3)	$(10)	$(5)	$(14)	$(24)	$(1)	$(56)
Plus: Loss expense reserves	1	—	—	4	40	—	45
Gross loss and loss adjustment expense reserves	$3	$1	$38	$394	$(1,036)	$46	$(554)
Reinsurance recoverable reported on Balance Sheet (4)	$1	$1	$10	$22	$(11)	$—	$23
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
(4)    Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $24 related to future loss and loss adjustment expenses and $0 related to presented loss and loss adjustment expenses and subrogation.
Puerto Rico
Ambac has remaining exposure to the Commonwealth of Puerto Rico (the "Commonwealth") and its instrumentalities on two different issuing entities with total net par exposure of $244. Components of the remaining Puerto Rico net par outstanding include capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy as opposed to the current accreted value of the bonds.
We have been paying claims for several years on most of our exposure to Puerto Rico, which had consisted of several different issuing entities. These issuing entities had been part of the PROMESA restructuring process that began in 2016. On December 6, 2022, the Fifth Amended Title III Plan of Adjustment of The Puerto Rico Highways and Transportation Authority ("PRHTA POA") became effective and concluded the debt restructuring of all AAC-insured Puerto Rico obligations under PROMESA. The consummation of the PRHTA POA followed previous plans of adjustment and qualifying modifications related to AAC's insured Puerto Rico exposure, including the Eighth Amended Plan Title III Joint Plan of Adjustment for the Commonwealth of Puerto Rico, et al.
("Eighth Amended POA") together with the Qualifying Modifications for PRIFA and CCDA ("PRIFA QM" and "CCDA QM"), respectively, in March 2022, which resolved the PROMESA restructuring process for the GO, PBA, PRIFA and CCDA issuing entities that had portions of their bonds insured by AAC; and COFINA Plan of Adjustment in February 2019, which resolved the restructuring process for the COFINA issuing entity that had portions of their bonds insured by AAC.
PRHTA / CCDA PSA
Creditor recoveries under the PRHTA POA were based upon the PRHTA/CCDA PSA, which was originally executed on May 5, 2021, and provides for certain consideration for holders of bonds issued by certain Commonwealth instrumentalities, PRHTA, and CCDA on account of their claims against the Commonwealth arising from such bonds ("Clawback" claims). Under the PRHTA/CCDA PSA, PRHTA creditors shared $389 of cash proceeds that was paid on July 8, 2022, once the PRHTA distribution condition was met pursuant to the Eighth Amended POA (the “Interim Distribution”). In addition, PRHTA creditors received an approximately 69% share, subject to a lifetime nominal cap of $3,698, of the Clawback Creditors' portion of the
| Ambac Financial Group, Inc. 104 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
outperformance of the Commonwealth's sales and use tax ("SUT") relative to the certified 2020 Commonwealth Fiscal Plan's projections (the "Clawback CVI"). The Clawback CVI instrument was also distributed as part of the Interim Distribution on July 8, 2022. PRHTA bondholder also received new PRHTA bonds with a face amount of $1,245. Of the $1,245 in new bonds, approximately $646.4 was allocated to holders of PRHTA '68 bonds and approximately $598.6 was allocated to holders of PRHTA '98 bonds. The new PRHTA bonds were distributed to creditors on December 6, 2022, upon the effective date of the PRHTA POA. AAC and other PRHTA creditors also received restriction fees and consummation costs on the effective date of the PRHTA POA.
PRHTA Interim Distribution
On July 8, 2022, following satisfaction of the PRHTA distribution condition, AAC received its share of the Interim Distribution of cash and Clawback CVI related to the Ambac-insured PRHTA ’68 and ’98 bonds in satisfaction of the Clawback claims against the Commonwealth under the Eighth Amended POA. On the PRHTA POA effective date, a portion of the cash and Clawback CVI, or the proceeds thereof, were: (i) distributed to PRHTA ’98 commuting bondholders together with the new PRHTA bonds in connection with the PRHTA POA and a commutation payment from AAC in full satisfaction of in full and final discharge of Ambac’s obligations under the Ambac insurance policies or (ii) deposited into a trust, as described below, together with the new PRHTA bonds in connection with the PRHTA POA.
PRHTA Effective Date Transactions
On December 6, 2022, 1) all remaining outstanding AAC-insured PRHTA '68 bonds or about $4 of net par exposure were fully satisfied and eliminated via acceleration, and 2), pursuant to bondholder election, about 21% or $83 of net par exposure of AAC-insured PRHTA '98 bonds were fully satisfied and eliminated via commutation. The AAC-insured PRHTA '98 bondholders who failed to elect commutation had their bondholders’ share of plan consideration under the PRHTA POA and the interim distribution under the Eighth Amended POA deposited into a newly formed trust. These trusts with initial net par exposure of about $312 were consolidated by Ambac as further discussed in Note 12. Variable Interest Entities. Following the effective date, trust units were redeemed, reducing the PRHTA '98 net par exposure to about $178 at December 31, 2022. Since year-end, AAC-insured PRHTA exposure has been further reduced through redemptions of trusts units.
Eighth Amended POA Effective Date Transactions
On March 15, 2022, and pursuant to bondholder elections: (i) all of the remaining outstanding AAC-insured GO and PBA bonds or about $94 in insured par were satisfied and eliminated via commutation or acceleration and (ii) about 39% and 19% of the par of AAC's outstanding AAC-insured PRIFA and CCDA bonds, respectively, or about $172, were eliminated via commutation. The AAC-insured PRIFA and CCDA bondholders who failed to elect commutation had their respective shares of consideration available under the Commonwealth Plan and the PRIFA QM, or CCDA QM, as applicable, deposited into newly formed trusts. These trusts were consolidated by Ambac as further discussed in Note 12. Variable Interest Entities. Since the effective date, the remainder of those PRIFA and CCDA bonds belonging to bondholders who elected not to commute their AAC insurance policies and that were deposited into trusts together with the related AAC policies have all been accelerated, satisfying and eliminating all of the Ambac-insured PRIFA and CCDA bonds.
Representation and Warranty Recoverable
Ambac records estimated RMBS R&W subrogation recoverables for breaches of R&W by sponsors of certain RMBS transactions. For a discussion of the approach utilized to estimate RMBS R&W subrogation recoverables, see Note 2. Basis of Presentation and Significant Accounting Policies.
Ambac has recorded RMBS R&W subrogation recoverables of $140, ($140 net of reinsurance) and $1,730, ($1,704 net of reinsurance) at December 31, 2022 and 2021, respectively. On December 29, 2022, AAC entered into a Settlement Agreement and Release with Nomura Credit & Capital, Inc. whereby the parties settled all RMBS litigation brought by AAC against Nomura and AAC received $140 on January 3, 2023 bringing to a close all of AAC's legacy litigation against RMBS sponsor.
Reinsurance Recoverables, Including Credit Impairments:
The Company uses ceded reinsurance to transfer certain insurance risk, along with premiums written and earned, to other insurance carriers that agree to share in such risks. The primary purpose of the reinsurance is to (i) protect the Company, at a cost, from losses in excess of amounts it is willing to accept, (ii) protect the Company's capital, and (iii) within the Specialty Property and Casualty Insurance operations, to manage the Company's net retention on individual risks and overall exposure to losses while providing the Company the ability to offer policies with sufficient limits to meet policyholder needs.
•Within its Specialty Property and Casualty Insurance segment, the Company generally enters into quota share reinsurance agreements whereby the Company cedes to the capacity providers (reinsurers) a substantial amount (generally 70% or more) of its gross liability under all policies issued by and on behalf of the Company by the MGA/U.
Ambac is exposed to the credit risk of the reinsurer, or the risk that one of its reinsurers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. This credit risk is generally mitigated by either selecting well capitalized, highly rated authorized capacity providers or requiring that the capacity provider post collateral to secure the reinsured risks, which in some instances, exceeds the related reinsurance recoverable.
Amounts recoverable from reinsurers are estimated in a manner consistent with the associated loss and loss adjustment expense reserves. The Company reports its reinsurance recoverables net of an allowance for amounts that are estimated to be uncollectible.
| Ambac Financial Group, Inc. 105 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Ambac’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $239 at December 31, 2022. Credit exposure existed at December 31, 2022, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac under the terms of these reinsurance arrangements. At December 31, 2022, there were ceded reinsurance balances payable of $39 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Ambac.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Ambac in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac held letters of credit and collateral amounting to $116 from its reinsurers at December 31, 2022. For those reinsurance counterparties that do not currently post collateral, Ambac's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the PWIC acquisition and the three admitted carriers acquired by Everspan on January 3, 2022(the "21st Century Companies") were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively, to mitigate any residual risk to these reinsurers.
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
For 2022, our top three reinsurers represented 84.2% of our total ceded reinsurance recoverables, and reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our three most significant reinsurers by amount of reinsurance recoverable as of December 31, 2022.

Reinsurers	Type of Insurance	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
QBE Insurance Corporation	Specialty P&C	A	$41	$41
Assured Guaranty Re Ltd.	Financial Guarantee	AA	30	—
General Reinsurance Company	Specialty P&C	A++	25	11
All other reinsurers			18	7
Total recoverables			$115	$60
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
Ambac has uncollateralized credit exposure of $60 and $32 and has recorded an allowance for credit losses of less than a million at December 31, 2022 and December 31, 2021, respectively. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $45 and $30 at December 31, 2022 and December 31, 2021, respectively. Legacy liabilities are also supported by an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively.
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
Insurance laws and regulations applicable to insurers vary by jurisdiction, but the insurance laws and regulations applicable to our insurance carriers generally require them to maintain minimum standards of business conduct and solvency; to meet
| Ambac Financial Group, Inc. 106 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership, financial condition (such as risk-based capital), corporate governance and enterprise risk. AAC, because it is a financial guarantee insurer, is not subject to risk-based capital requirements. As a run-off financial guarantor, AAC has been operating under the Stipulation and Order required by OCI. OCI is developing OCI's Runoff Capital Framework to assist with decisioning related to capital and liquidity management at AAC.
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
The domiciliary regulators have primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings. Additionally, the accounts and operations of AAC and Everspan are subject to individual periodic comprehensive financial examinations by their domestic regulators, and may be examined collectively by the lead regulator of the affiliated insurance company group.
In December 2020, Everspan Insurance completed its re-domestication from Wisconsin to Arizona and obtained broad authority to write property and casualty insurance (while contemporaneously surrendering its authority to write financial guaranty insurance) in Arizona. Everspan Insurance thereafter sought similar amendments to its certificates of authority in all other states. Everspan Insurance and its subsidiaries (Providence Washington Insurance Company, Greenwood Insurance Company, Consolidated National Insurance Company and 21st Century Auto Insurance Company of New Jersey) are subject to risk-based capital requirements.
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
Our Insurance Distribution businesses, like some other managing general agents, brokerages and program administrators, may be subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business.
In addition to the legal restrictions applicable to AAC as described herein, pursuant to the terms of the Settlement Agreement and the Stipulation and Order, AAC must seek prior approval by OCI of certain corporate actions. The Settlement Agreement and Stipulation and Order include covenants which restrict the operations of AAC. The Settlement Agreement will remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full. The Stipulation and Order will remain in force for so long as OCI determines it to be necessary. Certain of the restrictions in the Settlement Agreement may be waived with the approval of the OCI and/or the requisite percentage of holders of AAC's surplus notes.
OCI's Runoff Capital Framework, when implemented, will assist OCI with making decisions related to capital and liquidity management at AAC. OCI's Runoff Capital Framework is not yet complete and therefore we are not able to predict the results of such and what it may mean for our Legacy Financial Guarantee strategy, particularly as it relates to deleveraging AAC and distributing capital to AFG. Nevertheless, in the event that the OCI Runoff Capital Framework were to indicate that AAC is in a capital deficit position, OCI cannot require AFG or any other Ambac entity to contribute capital to or otherwise support AAC.
Although not domiciled in New York, AAC is nevertheless subject to the New York insurance law governing financial guarantee insurers. New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including AAC. The New York financial guarantee insurance law also establishes single and aggregate risk limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. At December 31, 2022, AAC is in compliance with applicable aggregate risk limits and applicable single risk limits.
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
| Ambac Financial Group, Inc. 107 2022 FORM 10-K

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
The following are details of statutory surplus for AAC and Everspan Indemnity:
•AAC’s statutory policyholder surplus was $598 at December 31, 2022, as compared to $757 as of December 31, 2021.
•Everspan Indemnity has statutory policyholder surplus of $107 as of December 31, 2022 as compared to $106 as of December 31, 2021.
The OCI has prescribed additional practices and has permitted accounting practices for AAC. As a result of the prescribed and permitted practices discussed below, AAC’s statutory surplus at December 31, 2022 and 2021 was higher by $90 and lower by $5, respectively, than if AAC had reported such amounts in accordance with NAIC SAP.
Everspan Indemnity and its subsidiaries do not have permitted or additional prescribed practices at December 31, 2022. The Arizona Department of Insurance and Financial Institutions has permitted accounting practices for Everspan Indemnity and Everspan Insurance at December 31, 2021 As a result of the permitted practice discussed below, Everspan Indemnity's statutory surplus at December 31, 2021 was higher by $18 than if Everspan had reported such amounts with NAIC SAP. Everspan had no additional prescribed practices as at December 31, 2021.
Additional Prescribed Accounting Practices
AAC:
OCI has prescribed the following accounting practices that differ from NAIC SAP for AAC:
•Paragraph 8 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of each calendar year. Additionally, in accordance with paragraph 13.e of Statutory Accounting Principles No. 97 "Investments in Subsidiary, Controlled and Affiliated Entities" and paragraph 8 of Statutory Accounting Principles No. 5R “Liabilities, Contingencies and Impairments of Assets - Revised”, AAC records probable losses on its subsidiaries for which it guarantees their obligations. AAC also discounts probable losses on guarantees of subsidiary obligations using a discount rate equal to the average rate of return on its admitted assets. AAC’s average rates of return on its admitted assets at December 31, 2022 and 2021 were 3.22% and 5.28%, respectively. OCI has directed AAC to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its probable losses on subsidiary guarantees.
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
•Paragraph 35 of Statement of Statutory Accounting Principles No. 43R ”Loan-backed and Structured Securities” states that when an other-than-temporary impairment ("OTTI") has occurred, the amount of the OTTI recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. From June 11, 2014 to February 12, 2018, OCI had directed AAC to not evaluate for OTTI investments in AAC insured securities with designated policies that were allocated to a segregated account of AAC in rehabilitation overseen by OCI, and required all such investments be reported at amortized cost regardless of its NAIC risk designation.
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
| Ambac Financial Group, Inc. 108 2022 FORM 10-K

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
The PRA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. These solvency requirements were amended on January 1, 2016, in order to implement the European Union's "Solvency II" directive on risk-based capital. Ambac UK had previously been in a capital shortfall position as compared to these solvency capital requirements, but has met the requirements since December 31, 2021.
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
Due to losses experienced by AAC, it has been unable to pay ordinary dividends to AFG since 2008 and will be unable to pay common dividends in 2023 without the prior consent of the OCI, which is extremely unlikely. AAC’s ability to pay dividends is further restricted by the Settlement Agreement (as described below), by the terms of its AMPS (as described below) and by the Stipulation and Order, and may be affected by OCI's Runoff Capital Framework, although OCI's Runoff Capital Framework has not yet been implemented and we cannot predict the results or implications thereof. See Note 1. Background and Business Description for further information. Accordingly, AAC's ability to pay dividends to AFG and the timing thereof remain subject to substantial uncertainty.
•Pursuant to the Settlement Agreement, AAC may not make any “Restricted Payment” (which includes dividends from AAC to Ambac) in excess of $5 in the aggregate per annum, other than Restricted Payments from AAC to Ambac in an amount up to $8 per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of AAC's surplus notes would also need to be redeemed at par.
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
•OCI's Runoff Capital Framework may be implemented in the near term. While OCI's Runoff Capital Framework is not complete and we cannot predict the results and implications thereof, it is possible that OCI's Runoff Capital Framework and decisions based thereon may affect AAC's ability to reduce financial leverage or to pay dividends to AFG. Nevertheless, in the event that the OCI Runoff Capital Framework were to indicate that AAC is in a capital deficit position, OCI cannot require AFG or any other Ambac entity to contribute capital to or otherwise support AAC.
UK law prohibits Ambac UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the UK insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s and FCA’s rules governing capital extraction by insurance firms in run off require Ambac UK to consider its future capital requirements over a 3 to 5 year period in both base case and downside stress scenarios before declaring a dividend. Further, the FSA
| Ambac Financial Group, Inc. 109 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
amended Ambac UK’s license in 2010 such that the PRA must specifically approve (“non-objection”) any transfer of value and/or assets from Ambac UK to AAC or any other Ambac group company, other than in respect of certain disclosed contracts between the two parties (such as in respect of a management services agreement between AAC and Ambac UK). Ambac UK is not expected to pay any dividends to AAC in the near future.
10.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of December 31, 2022 and 2021.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
December 31, 2022:
Derivative Assets:
Interest rate swaps	$27	$—	$27	$—	$27
Warrants	1	—	1	—	1
Total non-VIE derivative assets	$28	$—	$27	$—	$27
Derivative Liabilities:
Interest rate swaps	38	—	38	38	—
Total non-VIE derivative liabilities	$38	$—	$38	$38	$—
Variable Interest Entities Derivative Assets:
Interest rate swaps	$190	$—	$190	$—	$190
Currency swaps	49	—	49	—	49
Total VIE derivative assets	$239	$—	$239	$—	$239
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,048	$—	$1,048	$—	$1,048
Total VIE derivative liabilities	$1,048	$—	$1,048	$—	$1,048

December 31, 2021:
Derivative Assets:
Interest rate swaps	$76	$—	$76	$—	$76
Total non-VIE derivative assets	$76	$—	$76	$—	$76
Derivative Liabilities:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	94	—	94	93	1
Total non-VIE derivative liabilities	$95	$—	$95	$93	$2
Variable Interest Entities Derivative Assets:
Currency swaps	$38	$—	$38	$—	$38
Total VIE derivative assets	$38	$—	$38	$—	$38
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,940	$—	$1,940	$—	$1,940
Total VIE derivative liabilities	$1,940	$—	$1,940	$—	$1,940
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $6 and $13 as of December 31, 2022 and 2021, respectively. There were no amounts held representing an obligation to return cash collateral as of December 31, 2022 and 2021.
| Ambac Financial Group, Inc. 110 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss) – Year Ended December 31,
		2022	2021	2020
Non-VIE derivatives:
Credit derivatives	Net gains (losses) on derivative contracts	$—	$—	$—
Interest rate swaps	Net gains (losses) on derivative contracts	65	13	(9)
Warrants	Net gains (losses) on derivative contracts	1	—	—
Futures contracts	Net gains (losses) on derivative contracts	62	9	(41)
Total Non-VIE derivatives		129	22	(50)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	24	2	(6)
Interest rate swaps	Income (loss) on variable interest entities	541	(152)	(138)
Total Variable Interest Entities		565	(150)	(144)
Total derivative contracts		$694	$(128)	$(193)

Interest Rate Derivatives
Ambac, through its subsidiary Ambac Financial Services (“AFS”), uses interest rate swaps, US Treasury futures contracts and other derivatives, to provide a partial economic hedge against the effects of rising interest rates elsewhere in the Legacy Financial Guarantee Insurance segment, including on Ambac’s financial guarantee exposures. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. As of December 31, 2022 and 2021, the notional amounts of AFS's derivatives are as follows:

	Notional - December 31,
Type of Derivative	2022	2021
Interest rate swaps—pay-fixed/receive-variable	$989	$1,275
US Treasury futures contracts—short	—	470
Interest rate swaps—receive-fixed/pay-variable	337	185
Other Derivatives:
The principal notional outstanding for credit derivative contracts was $0 and $201 as of December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022 Ambac holds warrants to purchase preferred stock of a development stage company.
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of December 31, 2022 and 2021, were as follows:

	Notional - December 31,
Type of VIE Derivative	2022	2021
Interest rate swaps—receive-fixed/pay-variable	$1,573	$1,221
Interest rate swaps—pay-fixed/receive-variable	887	1,069
Currency swaps	176	272
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
As of December 31, 2022 and 2021, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $38 and $93, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $54 and $109, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on December 31, 2022, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
| Ambac Financial Group, Inc. 111 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
11.    GOODWILL AND INTANGIBLE ASSETS
See Note 2. Basis of Presentation and Significant Accounting Policies for discussion of goodwill. The following table presents the Company's goodwill.

December 31,	2022	2021
Beginning balance	$46	$46
Business acquisitions	15	—
Impairments	—	—
Ending balance	$61	$46
Intangible asset and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

December 31,	2022	2021
Finite-lived Intangible Assets:
Insurance intangible:
Gross carrying value	$1,247	$1,278
Accumulated amortization	981	958
Net insurance intangible asset	266	320
Other intangibles:
Gross Carrying value	52	36
Accumulated amortization	6	3
Net other intangible assets	47	33
Total finite-lived intangible assets	$312	$353
Indefinite-lived Intangible Assets:
Insurance licenses	$14	$9
Total intangible assets	$326	$362
Amortization Expense:
Amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

Year ended December 31,	2022	2021	2020
Insurance intangible	$44	52	$57
Other intangibles	3	3	—
Total	$47	$55	$57
The estimated future amortization expense for finite-lived intangible assets is as follows:

Amortization Expense	Insurance Intangible Asset (1)	Other Intangible Assets (1)	Total
2023	$27	$4	$31
2024	25	4	29
2025	23	4	27
2026	21	3	25
2027	19	3	23
Thereafter	149	28	178
(1)The weighted-average insurance intangible amortization and other intangible amortization periods are 7.3 years and 6.4 years, respectively.
12.    VARIABLE INTEREST ENTITIES
Ambac, with its subsidiaries, has engaged in transactions with variable interest entities ("VIEs") in various capacities.
•AAC and Ambac UK provide financial guarantees for various debt obligations issued by special purpose entities, including VIEs ("FG VIEs");
•Ambac sponsors special purpose entities that issued notes to investors for various purposes; and
•AAC and Ambac UK invest in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and their ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE.
FG VIEs
AAC and Ambac UK provide financial guarantees in respect of assets held or debt obligations of VIEs. AAC and Ambac UK’s primary variable interest exists through this financial guarantee insurance. The transaction structures provide certain financial protection to Ambac. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, AAC or Ambac UK will obtain certain control rights that enable them to remediate losses. These rights may enable them to direct the activities of the entity that most significantly impact the entity’s economic performance. Under the Stipulation and Order, AAC is required to obtain OCI approval with respect to the exercise of certain significant control rights in connection with policies that had previously been allocated to the Segregated Account, which was established in 2010 to segregate certain segments of AAC’s liabilities for purposes of the rehabilitation proceeding overseen by the Wisconsin Insurance Commissioner in order to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account (which ceased to exist in 2018). Accordingly, AAC does not have the right to direct the most significant activities of those FG VIEs.
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
| Ambac Financial Group, Inc. 112 2022 FORM 10-K

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
•The impact of consolidating such FG VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated FG VIEs and AAC or Ambac UK and the inclusion of the FG VIE’s third party assets and liabilities. For a financial guarantee insurance policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services — Insurance Topic of the ASC. Consequently, upon consolidation, Ambac eliminates the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets. Such insurance assets and liabilities may include premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable, unearned premiums, loss and loss adjustment expense reserves, ceded premiums payable and insurance intangible assets. For investment securities owned by AAC or Ambac UK that are debt instruments issued by the VIE, the associated debt and investment balances are eliminated upon consolidation.
FG VIEs which are consolidated may include recourse and non-recourse liabilities. FG VIEs' liabilities that are insured by AAC or Ambac UK are with recourse, because the AAC or Ambac UK guarantees the payment of principal and interest in the event the issuer defaults. FG VIEs' liabilities that are not insured by the AAC or Ambac UK are without recourse, because AAC or Ambac UK has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. AAC or Ambac UK’s economic exposure to consolidated FG VIEs is limited to the financial guarantees issued for recourse liabilities and any additional variable interests held by them. Additionally, AAC or Ambac UK’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between AAC or Ambac UK and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated FG VIEs are attributable to AAC or Ambac UK’s interests through financial guarantee premium and loss payments with the VIE.
| Ambac Financial Group, Inc. 113 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

December 31,	2022			2021
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$1,828	$—	$1,828	$3,320	$—	$3,320
Municipal obligations, trading	—	43	43	—	—	—
Municipal obligations, available-for-sale (1)	—	96	96	—	136	136
Total FG VIE fixed maturity securities, at fair value	1,828	139	1,967	3,320	136	3,455
Restricted cash	1	16	17	1	1	2
Loans, at fair value (2)	1,829	—	1,829	2,718	—	2,718
Derivative assets	239	—	239	38	—	38
Other assets	—	2	2	—	2	2
Total FG VIE assets	$3,896	$157	$4,054	$6,077	$139	$6,216
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$2,788	$—	$2,788	$4,056	$—	$4,056
Long-term debt, at par less unamortized discount	—	319	319	—	160	160
Total long-term debt	2,788	319	3,107	4,056	160	4,216
Derivative liabilities	1,048	—	1,048	1,940	—	1,940
Other liabilities	—	5	5	—	—	—
Total FG VIE liabilities	$3,836	$324	$4,160	$5,996	$160	$6,156
Number of FG VIEs consolidated	5	4	9	5	1	6
(1)Available-for-sale FG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $99 and $106 at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, there were $1 aggregate gross gains and $(4) aggregated gross losses. At December 31, 2021, there were aggregate gross unrealized gains of $29. All such securities had contractual maturities due after ten years as of December 31, 2022.
(2)The unpaid principal balances of loan assets carried at fair value were $1,977 and $2,363 as of December 31, 2022 and 2021, respectively.
(3)The unpaid principal balances of long-term debt carried at fair value were $3,064 and $3,579 as of December 31, 2022 and 2021, respectively.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

Year ended December 31,	2022	2021	2020
Net change in fair value of VIE assets and liabilities reported under the fair value option	$—	$4	$(1)
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	(1)	1	(1)
Net change in fair value of VIE assets and liabilities reported in earnings under the fair value option	(1)	5	(3)
Investment income (loss)	(4)	6	7
Net realized investment gains (losses) on available-for-sale securities	2	2	8
Interest expense on long-term debt carried at par less unamortized cost	(12)	(6)	(6)
Other expenses	(1)	(1)	—
Gain (loss) from consolidating VIEs	37	—	—
Income (loss) on variable interest entities	$21	$7	$5
As further discussed in Note 8. Insurance Contracts, in connection with the Puerto Rico restructuring, three new trusts were established for the year ended December 31, 2022. Ambac was required to consolidate these trusts which resulted in a combined gain of $37. Including these new trusts, Ambac consolidated three and zero FG VIEs for the years ended December 31, 2022 and 2021, respectively. Ambac did not deconsolidate any FG VIEs for the years ended December 31, 2022 and 2021.
| Ambac Financial Group, Inc. 114 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of December 31, 2022 and 2021:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
December 31, 2022:
Global structured finance:
Mortgage-backed—residential	$2,559	$266	$400	$—
Other consumer asset-backed	652	6	225	—
Other	430	2	2	1
Total global structured finance	3,642	274	628	1
Global public finance	17,997	216	212	—
Total	$21,639	$490	$840	$1
December 31, 2021:
Global structured finance:
Mortgage-backed—residential	$3,265	$1,929	$521	$—
Other consumer asset-backed	788	17	234	—
Other	826	3	10	5
Total global structured finance	4,879	1,949	765	5
Global public finance	20,233	246	257	—
Total	$25,112	$2,195	$1,023	$5
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
(3)Insurance liabilities represent the amount included in “Loss and loss adjustment expense reserves” and “Unearned premiums” for financial guarantee insurance contracts on Ambac’s Consolidated Balance Sheets.
(4)Net derivative assets (liabilities) represent the fair value recognized on credit derivative contracts and interest rate swaps on Ambac’s Consolidated Balance Sheets.
Ambac Sponsored Non-consolidated VIEs
On July 6, 2021, Sitka Holdings, LLC ("Sitka"), Ambac's then newly formed non-consolidated VIE, issued the Sitka Senior Secured Notes. Ambac's debt obligation to Sitka had a carrying value of $1,154 at December 31, 2021, reported within Long-
term debt on the Consolidated Balance Sheets. The Sitka Senior Secured Notes were fully redeemed effective as of October 29, 2022. See Note 1. Background and Business Description in this Annual Report on Form 10-K for further information.
13.    LONG-TERM DEBT
Long-term debt outstanding, excluding VIE long-term debt, was as follows:

December 31,	2022			2021
	Par Value	Unamortized Discount	Carrying Value	Par Value	Unamortized Discount	Carrying Value
Ambac Assurance:
5.1% Surplus Notes	$519	$(42)	$477	$785	$(56)	$729
Sitka AAC Note	—	—	$—	1,175	(21)	1,154
Tier 2 Notes	146	—	146	333	—	333
Ambac UK Debt	41	(25)	16	41	(26)	15
Long-term debt	$706	$(67)	$639	$2,334	$(104)	$2,230

| Ambac Financial Group, Inc. 115 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Aggregated annual maturities of non-VIE long-term debt obligations (based on scheduled maturity dates as further discussed below) are as follows:

2023	$665	(1), (2)
2024	—
2025	—
2026	—
2027	—
Thereafter	41
Total	$706
(1)    Surplus Notes had a scheduled maturity date of June 7, 2020. OCI declined the request of Ambac Assurance to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2020, June 7, 2021 and June 7, 2022. As a result, the payment date for principal of the surplus notes was extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment at 5.1% per annum. Included in the table above is the potential principal payment at the next scheduled payment date of June 7, 2023.
(2)    Includes $146 of Tier 2 Notes, as more fully described in Note 1. Background and Business Description, which were fully redeemed on January 15, 2023.
Surplus Notes
Ambac Assurance's surplus notes, with a par amount of $519 and $785 at December 31, 2022 and 2021, respectively, had a scheduled maturity of June 7, 2020, which has been extended until OCI grants approval to make the payment. During the year ended December 31, 2022, surplus notes with aggregate par amount of $266 were acquired and extinguished. The discount on surplus notes outstanding as of December 31, 2022, is being accreted into income at a weighted average effective interest rate of 7.0%.
Ambac can provide no assurance as to when surplus note principal and interest payments will be made. If OCI does not approve payments on or the acquisition of surplus notes over time, the ongoing accretion of interest on the notes may impair AAC's ability to extinguish the notes in full. Surplus notes are subordinated in right of payment to policyholder and other claims.
Sitka AAC Note
The Sitka AAC Note, issued in connection with the Secured Note Refinancing on July 6, 2021, was wholly redeemed effective October 29, 2022, as a result of the BOA Settlement Payment as more fully described in Note 1. Background and Business Description. Interest on the Sitka AAC Note was payable quarterly (on the last day of each quarter beginning with September 30, 2021) at an annual rate of 3-month U.S. Dollar LIBOR + 4.50%, subject to a 0.75% LIBOR floor. The discount on Sitka AAC Note was being accreted into income at an effective interest rate of 5.7%
Tier 2 Notes
The Tier 2 Notes, issued on February 12, 2018, were partially redeemed on October 29, 2022, as a result of the BOA Settlement Payment as more fully described in Note 1. Background and Business Description. The Tier 2 Notes had a par value of $146 and $333 (including paid-in-kind interest of $49 and $93) at December 31, 2022 and 2021, respectively, and had a legal maturity of February 12, 2055. Interest on the Tier 2 Notes was at an annual rate of 8.50%. Other than upon payment of principal at redemption or maturity, interest payments were not due in cash on interest payment dates and were paid-in-kind and compounded on the last day of each calendar quarter. The Tier 2 Notes were recorded at a discount to par as any consideration paid that was directly related to the issuance of the Tier 2 Notes was capitalized and was part of the effective yield calculation. Ambac accreted the discount on the Tier 2 Notes into earnings at an effective interest rate of 9.9% based on the projected redemption at the date of issuance. The discount had been fully accreted as of December 31, 2020.
The Tier 2 Notes were secured by recoveries from the RMBS Litigations in excess of $1,600 and subject to mandatory redemption upon: (i) receipt of recoveries from the RMBS Litigations in excess of $1,600 ("Tier 2 Net Proceeds") and (ii) payment of principal or interest on AAC surplus notes. Promptly, and in any event within five business days after the receipt (whether directly or indirectly) of Tier 2 Net Proceeds, AAC was required to deposit an amount equal to the Tier 2 Net Proceeds to a collateral account. As described in Note 1. Background and Business Description, the Tier 2 Notes were fully redeemed effective January 15, 2023 as a result of the Nomura Settlement Payment.
Ambac UK Debt
The Ambac UK debt, issued in connection with the commutation of its exposure with respect to Ballantyne Re plc on June 18, 2019, has a par value of $41 and $41 at December 31, 2022 and 2021, and a legal maturity of May 2, 2036. Interest on the Ambac UK debt is at an annual rate of 0.00%. The Ambac UK debt was recorded at its fair value at the date of issuance. The discount on the debt is currently being accreted into income at an effective interest rate of 7.4%.
Variable Interest Entities, Long-term Debt
The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on certain of the VIEs obligations. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due and to the extent such obligations are guaranteed by Ambac. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $3,388 and $3,739 as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the ranges of final maturity dates of the outstanding long-term debt
| Ambac Financial Group, Inc. 116 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
associated with these VIEs were December 2025 to August 2054 and December 2025 to August 2054, respectively. As of December 31, 2022 and 2021, the interest rates on these VIEs’ long-term debt ranged from 0.00% to 7.93% in both years. Aggregated annual maturities of VIE long-term debt following December 31, 2022 are: 2023-$0; 2024-$0; 2025-$26; 2026-$0; 2027-$0; Thereafter-$3,362.
14.    REVENUES FROM CONTRACTS WITH CUSTOMERS
The following table presents the revenues recognized in accordance with the Revenue from Contracts with Customers Topic of the ASC disaggregated by policy type for the year ended December 31, 2022 and 2021:

Year ended December 31,	2022	2021
Employer stop loss	$9	$8
Affinity products	19	18
Commercial Auto, Marine and Other	3	—
Total	31	$26
During the year ended December 31, 2022, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $6.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

December 31,	2022	2021
Premiums and commissions receivable	$7	$2
Contract assets	5	4
Contract liabilities	1	1
Contract assets represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy, but are not yet billable or collectable. The Company does not have the right to bill or collect payment on i) base commissions until the related premiums from policyholders have been collected nor ii) profit-sharing commissions until after the contract year is completed. The change in contract assets during the year ended December 31, 2022, was primarily due to the acquisition of All Trans and Capacity Marine, reclassification to receivables (unconditional right) and collections.
Contract liabilities represent advance consideration received from customers related to Employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the year ended December 31, 2022, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of $1.
| Ambac Financial Group, Inc. 117 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
15.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Year Ended December 31, 2022:
Beginning Balance	$154	$4	$(100)	$(1)	$58
Other comprehensive income (loss) before reclassifications	(211)	—	(85)	—	(296)
Amounts reclassified from accumulated other comprehensive income (loss)	(14)	(1)	—	—	(15)
Net current period other comprehensive income (loss)	(225)	(1)	(85)	—	(310)
Balance at December 31, 2022	$(71)	$3	$(184)	$(1)	$(253)

Year ended December 31, 2021:
Beginning Balance	$166	$5	$(92)	$—	$79
Other comprehensive income before reclassifications	(5)	—	(8)	—	(13)
Amounts reclassified from accumulated other comprehensive income	(7)	(1)	—	(1)	(9)
Net current period other comprehensive income (loss)	(12)	(1)	(8)	(1)	(21)
Balance at December 31, 2021	$154	$4	$(100)	$(1)	$58
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
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Year Ended December 31,
	2022	2021
Unrealized Gains (Losses) on Available-for-Sale Securities (1)
	$(17)	$(7)	Net realized investment gains (losses)
	3	(1)	Provision for income taxes
	$(14)	$(7)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(1)	$(1)	Other income
Actuarial gains (losses)	—	—	Other income
	(1)	(1)	Total before tax
	—	—	Provision for income taxes
	$(1)	$(1)	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$—	$(1)	Credit risk changes of fair value option liabilities
	—	—	Provision for income taxes
	—	(1)	Net of tax and noncontrolling interest
Total reclassifications for the period	$(15)	$(9)	Net of tax and noncontrolling interest
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
| Ambac Financial Group, Inc. 118 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
16.    NET INCOME PER SHARE
As of December 31, 2022, 44,973,757 shares of AFG's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,877,617 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares outstanding decreased by 1,330,382, during the year ended December 31, 2022, primarily due to share repurchases partially offset by settlements of employee restricted and performance stock units. For the three years ended December 31, 2022, 2021 and 2020, —, 132 and 34 warrants were exercised, respectively, resulting in an issuance of —, 4 and 8 shares of common stock, respectively.
Share Repurchases
On March 29, 2022, AFG's Board of Directors approved a share repurchase program authorizing up to $20 in share repurchases, with an expiration date of March 31, 2024, which may be terminated at any time. As of December 31, 2022, AFG repurchased 1,605,316 shares for $14.2 with an average purchase price of $8.86 per share. On May 5, 2022, the Board of Directors authorized an additional $15 in share repurchase bringing the total unused authorized amount to $20.8.
Warrant Repurchases
On June 30, 2015, the Board of Directors of AFG authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 of warrants. On November 3, 2016, the Board of Directors of AFG authorized a $10 increase to the warrant repurchase program. The remaining aggregate authorization at December 31, 2022 was $12. For the years ended December 31, 2022 and 2021, AFG did not repurchase any warrants.
Earnings Per Share Calculation
The numerator of the basic and diluted earnings per share computation represents net income (loss) attributable to common stockholders adjusted by the retained earnings impact of the adjustment to redemption value of redeemable noncontrolling interests under ASC 480. The redemption value adjustment is further described in the Redeemable Noncontrolling Interests section of Note 2. Basis of Presentation and Significant Accounting Policies.
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

Year ended December 31,	2022	2021	2020
Net income (loss) attributable to common stockholders	$522	$(17)	$(437)
Adjustment to redemption value (ASC 480)	3	(12)	—
Numerator of basic and diluted EPS	$525	$(28)	$(437)
Per Share:
Basic	11.48	$(0.61)	$(9.47)
Diluted	11.31	$(0.61)	$(9.47)
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
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

Year Ended December 31,	2022	2021	2020
Basic weighted average shares outstanding	45,719,906	46,535,001	46,147,062
Effect of potential dilutive shares (1):
Warrants	—	—	—
Stock options	—	—	—
Restricted stock units	144,194	—	—
Performance stock units (2)	550,730	—	—
Diluted weighted average shares outstanding	46,414,830	46,535,001	46,147,062
Anti-dilutive shares excluded from the above reconciliation
Warrants	4,877,617	4,877,653	4,877,754
Stock options	—	—	16,121
Restricted stock units	177,119	475,333	302,145
Performance stock units (2)	—	700,915	1,002,501
(1)For the years ended years ended December 31, 2021 and 2020, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.
(2)Performance stock units are reflected based on the performance metrics through the balance sheet date. Vesting of these units is contingent upon meeting certain performance metrics. Although a portion of these performance metrics have been achieved as of the respective period end, it is possible that awards may no longer meet the metric at the end of the performance period.
17.    INCOME TAXES
AFG files a consolidated Federal income tax return with its subsidiaries. AFG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2013
New York City	2018
United Kingdom	2019
Italy	2018
| Ambac Financial Group, Inc. 119 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

Year Ended December 31,	2022	2021	2020
U.S.	$511	$(32)	$(441)
Foreign	13	34	1
Total	$525	$2	$(440)
Provision (Benefit) for Income Taxes
The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2022	2021	2020
Current taxes
U.S. state and local	$—	$2	$—
Foreign	7	10	8
Total current taxes	6	12	8
Deferred taxes
Foreign	(4)	6	(10)
Total deferred taxes	$(4)	$6	$(10)
Provision for income taxes	$2	$18	$(3)
The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2022, 2021 and 2020 is as follows:

Year Ended December 31,	2022	2021	2020
Total income taxes charged to net income	$2	$18	$(3)
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities, including foreign exchange	(47)	(3)	3
Change in retirement benefits	—	—	—
Credit Risk Changes to Fair Value Options	—	—	—
Valuation allowance to equity	41	1	(3)
Total charged to stockholders’ equity:	(6)	(2)	1
Total effect of income taxes	$(4)	$16	$(1)
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The tax provisions in the accompanying Consolidated Statements of Total Comprehensive Loss reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

Year Ended December 31,	2022		2021		2020
Tax on income (loss) at statutory rate	$110	21%	$—	21%	$(92)	21%
Changes in expected tax resulting from:
Tax-exempt interest	(1)	—%	(2)	(114)%	(2)	—%
Foreign taxes	4	1%	8	448%	6	(1)%
State Income Taxes	(1)	—%	14	794%	—	—%
Substantiation adjustment	—	—%	—	—%	(29)	7%
Variable Interest Entities	25	5%	—	—%	—	—%
Valuation allowance	(131)	(25)%	(4)	(230)%	113	(26)%
Other, net	(4)	(1)%	1	72%	2	—%
Tax expense on income (loss)	$2	1%	$18	991%	$(3)	1%
Unrecognized Tax Positions
The Company had no material unrecognized tax benefits at December 31, 2021 and 2020.
| Ambac Financial Group, Inc. 120 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2022 and 2021, are presented below:

December 31,	2022	2021
Deferred tax liabilities:
Insurance intangible	$56	$67
Unearned premiums and credit fees	24	32
Investments	—	14
Variable interest entities	4	15
Other	1	6
Total deferred tax liabilities	85	134
Deferred tax assets:
Net operating loss carryforward	725	736
Interest expense carryforward	66	50
Investments	6	—
Loss reserves	38	180
State capital loss carryforward	8	7
Debentures	15	7
Compensation	6	8
Other	4	4
Subtotal deferred tax assets	867	993
Valuation allowance	796	886
Total deferred tax assets	70	106
Net deferred tax liability	$15	$28
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient U.S. federal, state and/or local taxable income to recover the deferred tax operating assets and therefore maintains a full valuation allowance. The remaining net deferred tax liability of $15 is attributable to Ambac U.K. and is classified in other liabilities on the Consolidated Balance Sheet.
NOL Usage & Investment Interest Carryforward
Pursuant to a 2013 Closing Agreement between Ambac and the United States Internal Revenue Service ("IRS"), AAC could have to pay as much as $8 to the IRS in the year utilized should AAC utilize $2,142 of NOLs and Interest Expense Limitation available to it as of December 31, 2022.
As of December 31, 2022, the Company has (i) $3,454 of NOLs, which if not utilized will begin expiring in 2030, and will fully expire in 2043, and (ii) $314 of interest expense tax deduction carryover, which has an indefinite carryforward period but is limited in any particular year based on certain provisions. Beginning in 2022, the Company is presenting these items separately in the deferred income tax table above with conforming display in 2021.
18.    EMPLOYMENT BENEFIT PLANS
Postretirement Health Care and Postemployment Benefits
Ambac provides postretirement and postemployment/severance benefits, including health and life benefits for certain employees who meet predefined age and service requirements. None of the plans are currently funded. Postretirement and postemployment benefits expense, including severance benefits paid, were $2, $1 and $1 for the years ended December 31, 2022, 2021 and 2020, respectively.
Effective August 1, 2005, new employees were not eligible for postretirement benefits. The current postretirement benefit requires retirees to purchase their own medical insurance policy with a portion of their premium being reimbursed by Ambac. The unfunded accumulated postretirement benefit obligation was $11 as of December 31, 2022. The assumed health care cost trend rates range from 5.5% in 2023, decreasing ratably to 4.5% in 2032.
The following table sets forth projected benefit payments from Ambac’s postretirement plan over the next ten years for current retirees:

2023	$—
2024	—
2025	—
2026	—
2027	1
Thereafter	3
Total	$5
The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to a pension liability index with similar duration to that of the benefit plan. The rates used for the projected plan benefit obligations at the measurement date for December 31, 2022 and 2021, were 5.00% and 2.75%, respectively.
Savings Incentive Plans
As a result of the acquisitions of All Trans and Capacity Marine effective November 1, 2022, Ambac has multiple savings incentive plans. Substantially all US employees are covered by one of these plans. The Plan sponsored by AFG includes employer matching contributions equal to 100% of the employees’ contributions, up to 3% of such participants’ compensation, as defined in the plan, plus 50% of contributions up to an additional 2% of compensation, subject to limits set by the Internal Revenue Code. Xchange employees moved to this plan from a previous plan sponsored by Xchange during 2022. The Xchange sponsored plan included employer matching contributions equal to 4% of such participants' compensation, as defined in the plan. Employees of All Trans and Capacity Marine are included in a multiple employer plan that has discretionary contributions for which none were made during Ambac's ownership of these entities. The total cost of the
| Ambac Financial Group, Inc. 121 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
savings incentive plans were $1, $1 and $1 for the years December 31, 2022, 2021 and 2020, respectively.
Incentive Compensation - Stock Units and Cash
Employees, directors and consultants of Ambac are eligible to participate in Ambac’s 2020 Incentive Plan, which is the successor plan to the 2013 Incentive Plan, subject to the discretion of the compensation committee of Ambac’s Board of Directors. There are 1,475,000 and 4,000,000 shares of Ambac's common stock authorized for awards under the 2020 Plan and 2013 Plan, respectively. Awards may also be made under the 2020 Plan with respect to the shares that remained available for grant under the 2013 Plan. In addition, shares subject to outstanding awards granted under the 2013 Plan that subsequently terminate by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares become available for awards under the 2020 Plan. Of the total shares authorized for issuance pursuant to the 2020 Plan and 2013 Plan, the following are the number of shares available for future grant at December 31, 2022:
•74,907 shares when shares available for future grant are reduced by the maximum number of shares that could be issued pursuant to outstanding performance awards; and
•1,145,243 shares when shares available for future grant are reduced by the probable number of shares that could be issued pursuant to outstanding performance awards which are subject to change depending on actual performance.
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
The amount of stock-based compensation expense and corresponding after-tax expense are as follows:

Year Ended December 31,	2022	2021	2020
Restricted stock units	5	5	3
Performance awards	12	10	8
Total stock-based compensation	$17	$14	$11
Total stock-based compensation (after-tax)	$17	$14	$11
Restricted Stock Units (“RSUs”)
RSUs can be awarded to certain employees for a portion of their STIP compensation, LTIP compensation, sign-on and special awards for exceptional performance. RSUs can also be awarded to consultants for meeting certain contractual performance goals. The LTIP, sign-on, consultant and special awards generally vest in equal installments over a two to three year period. Such vesting is expressly conditioned upon continued service with Ambac through the applicable vesting date, although vesting may be accelerated in certain circumstances under the awards, including for terminations due to death, disability, eligible retirement, or involuntary termination by Ambac other than for cause.
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
As of December 31, 2022, 923,250 RSUs remained outstanding, of which (i) 538,163 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 385,087 units do not require future service and are deferred for future settlement. As of December 31, 2021, 837,070 RSUs remained outstanding, of which (i) 504,764 units required future service as a condition to the delivery of the underlying shares of common stock, and (ii) 332,306 units did not require future service and were deferred for future settlement.
A summary of RSU activity for 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	837,070	$17.82
Granted	352,141	$12.48
Delivered or returned to plan (1)	(263,505)	$17.13
Forfeited	(2,456)	$15.65
Outstanding at end of period	923,250	$15.94
(1)    When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2022, Ambac withheld 97,871 shares from
| Ambac Financial Group, Inc. 122 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
employees that settled restricted stock units to meet the required tax withholdings.
Ambac’s closing share price on the grant date was used to estimate the fair value of the service condition based RSU on the grant date. The weighted average grant date fair value per share of RSUs granted during 2022, 2021 and 2020 was $12.48, $17.39 and $17.36, respectively. As of December 31, 2022, there was $4 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 1.6 years. The fair value for RSUs vested and delivered during the year ended December 31, 2022, 2021 and 2020 was $4, $4 and $4, respectively.
Performance Stock Awards ("PSUs")
PSUs are awarded to certain employees for a portion of their LTIP compensation and vest after 3 years from grant date. The actual number of shares payable at settlement is subject to performance metrics relative to AFG, Xchange, Everspan and AAC. Actual payout can range from 0% to 240% of the number of units granted. Under currently outstanding award agreements, performance will be evaluated as follows:
•In regards to Xchange, for the 2021 and 2022 PSU awards, cumulative earnings before interest, taxes, depreciation and amortization over the vesting period.
•In regards to Everspan, for the 2022 PSU awards, cumulative earnings before interest, taxes, depreciation and amortization over the vesting period.
•In regards to AAC: (i) changes in AAC's assets relative to its insurance and financial obligations, which is intended to reward participants for increases in the relative value of AAC (2020 PSU awards only) and (ii) reductions in watch list and adversely classified credits, which is intended to reward participants for de-risking the financial guarantee insured portfolio.
•Relative Total Shareholder Return; the modifier will cause the payout at the end of the performance period to be increased or decreased 10% for awards issued through 2021 and 20% for 2022 awards, if AFG's stock performance compared to a peer group is at or above the 75th percentile or at or below the 25th percentile, respectively.
Pursuant to the LTIP award agreements if (i) a termination occurs by reason of disability, an involuntary termination by the Company other than for “cause,” or "retirement," the recipient would be entitled to receive the PSU award which would only be payable at the end of the relevant performance period and based on the satisfaction of the performance conditions related to such award at the time of termination and (ii) a termination occurred prior to the last day of the performance period by reason of death, the beneficiaries of the recipient would be entitled to receive the number of PSUs that the recipient would have been entitled to receive at a 100% overall payout multiple regardless of the outcome of any of the performance conditions. The current performance awards shall be settled within 75 days after the end of the performance period, including those with partial or accelerated vesting, subject to any deferrals made pursuant to the Stock Deferral Plan.
A summary of PSU activity for 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	722,056	$18.97
Granted (1)	529,285	13.44
Delivered (2)	(422,620)	19.42
Forfeited	(7,361)	16.93
Performance adjustment (3)	97,591	19.17
Outstanding at end of period	918,951	$15.67
(1)    Represents performance share units at 100% of units granted for LTIP Awards.
(2)    Reflects the number of performance shares attributable to the performance goals attained over the completed performance period and for which service conditions have been met. When performance stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2022, Ambac purchased 157,377 of shares from employees that settled performance based restricted stock units to meet the required tax withholdings.
(3)    Represents the number of additional shares issued for awards granted in 2019 as a result of actual performance during the performance period.
As of December 31, 2022, there was $8 of total unrecognized compensation costs related to the PSU portion of unvested performance awards, which are expected to be recognized over a weighted average period of 1.6 years. The fair value for PSUs vested and delivered during the year ended December 31, 2022, 2021 and 2020 was $5, $10 and $4, respectively.
19.    LEASES
Ambac is the lessee and lessor under certain lease agreements further described below.
Lessee information
Ambac is the lessee in operating leases for corporate offices, a data center, auto and equipment. Leases in effect at December 31, 2022, have remaining lease terms ranging from under 1 year to 7 years. Certain of these leases include automatic renewal or early termination provisions. Ambac does not include these provisions in the determination of its lease liabilities and right-of-use assets unless exercise is considered reasonably certain.
Lease costs are included in operating expenses on the Consolidated Statement of Total Comprehensive Income (Loss). The components of lease costs, net of sub-lessor income, is as follows:
| Ambac Financial Group, Inc. 123 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Year Ended December 31,	2022	2021
Operating lease cost	$4	$5
Short-term lease cost	—	—
Variable lease cost	—	—
Sublease income	(1)	(1)
Total lease cost	$4	$4
Ambac is required to make variable lease payments under certain leases which primarily relates to variable costs of the lessor, such as taxes, insurance, maintenance and electricity.
Supplemental information related to leases is as follows:

Year Ended December 31,	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$5	$5
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	—	—
Supplemental balance sheet information related to leases is as follows:

December 31,	2022	2021
Operating leases:
Operating lease right of use assets	$21	$23
Operating lease liabilities	25	28
Weighted average remaining lease term:
Operating leases	6.8 years	7.7 years
Weighted average discount rate:
Operating leases	7.8%	7.7%
Operating lease right of use assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, on the consolidated balance sheet.
Future undiscounted lease payments, gross of sublease receipts, to be made are as follows:

As of December 31, 2022	Operating Leases
2023	$5
2024	5
2025	5
2026	4
2027	4
Thereafter	9
Total lease payments	32
Less: imputed interest	(7)
Total	$25
Lessor information
Ambac is the lessor in one operating sublease of corporate office space which has a remaining term of 7.0 years. There are no extension or termination provisions.
Future undiscounted lease payments to be received are as follows:

As of December 31, 2022	Operating Leases
2023	$1
2024	1
2025	1
2026	1
2027	1
Thereafter	3
Total lease receipts	$9
20.    COMMITMENTS AND CONTINGENCIES
Litigation Against Ambac - Pending Cases
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
| Ambac Financial Group, Inc. 124 2022 FORM 10-K

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
In re National Collegiate Student Loan Trusts Litigation (Delaware Court of Chancery, Consolidated C.A. No. 12111, filed November 1, 2019). On November 1, 2019, AAC became aware of a new declaratory judgment action filed by certain residual equity interest holders (“NC Owners” or “Plaintiffs”) in fourteen National Collegiate Student Loan Trusts (the “Trusts”) against Wilmington Trust Company, the Owner Trustee for the Trusts; U.S. Bank National Association, the Indenture Trustee; GSS Data Services, Inc., the Administrator; and AAC. Through this action, Plaintiffs seek a number of judicial determinations. On January 21, 2020, the presiding Vice Chancellor entered an order consolidating the action with previously filed litigation relating to the Trusts. On February 13, 2020, AAC, the Owner Trustee, the Indenture Trustee, and other parties filed declaratory judgment counterclaims. Several parties, including Plaintiffs and AAC, filed motions for judgment on the pleadings in support of their requested judicial determinations. On August 27, 2020, the Vice Chancellor issued an opinion addressing all of the pending motions for judgment on the pleadings, which granted certain of the parties’ requested judicial determinations and denied others. He deferred judgment on still other declarations pending further factual development. The Vice Chancellor has entered a series of stays to facilitate good-faith settlement discussions, the most recent of which was entered on January 27, 2023, and stays the matter through February 28, 2023.
Financial Oversight and Management Board for Puerto Rico, et al. v. Autonomy Master Fund Limited, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00291, filed May 2, 2019). On May 2, 2019, the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), together with the Official Committee of Unsecured Creditors for the Commonwealth (the “Committee”), filed an adversary proceeding against certain parties that filed proofs of claim on account of general obligation bonds issued by the Commonwealth of Puerto Rico, including AAC. The complaint seeks declarations that the general obligation bonds are unsecured obligations and, in the alternative, seeks to avoid any security interests that holders of such bonds may have. On June 12, 2019, a group of general obligation bondholders moved to dismiss the complaint. On June 13, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. AAC filed a statement of position and reservation of rights on February 5, 2020; certain other defendants filed motions to dismiss on this same date. On February 9, 2020, the Oversight Board announced that it intended to file, and to seek to confirm, an amended plan of adjustment (the “Commonwealth Plan”). On March 10, 2020, the District Court ordered that this case remain stayed while the Oversight Board attempted to confirm the Commonwealth Plan. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed (as described below), resolved this litigation. On May 9, 2022, the District Court dismissed this case.
Financial Oversight and Management Board for Puerto Rico, et al. v. Ambac Assurance Corporation, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00363, filed May 20, 2019). On May 20, 2019, the Oversight Board, together with the Committee, as Plaintiffs, filed an adversary proceeding against certain parties that filed proofs of claim on account of bonds issued by PRHTA (as defined below), including AAC. The complaint seeks declarations that the PRHTA bonds are only secured by revenues on deposit with the PRHTA fiscal agent and that PRHTA bondholders have no security interest in any other property of PRHTA or the Commonwealth, and in the alternative, to the extent such other security interests exist, the complaint seeks to avoid other security interests that holders of PRHTA bonds may have. On June 14, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. On December 19, 2019, the District Court ordered that this matter remain stayed pending further order of the District Court pursuant to the Oversight Board’s initiation of a separate adversary proceeding concerning PRHTA bonds (No. 20-ap-00005, discussed below). The October 12, 2022 confirmation of the PRHTA POA (as defined below), which is currently being appealed (as described below), resolved this litigation. AAC expects this case will be dismissed pursuant to PRHTA POA.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring PRIFA (as defined below) bonds and the PRIFA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. On May 5, 2021, Assured
| Ambac Financial Group, Inc. 125 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) and National Public Finance Guarantee Corporation (“National”) announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement (as defined below). On July 14, 2021, AAC and Financial Guaranty Insurance Company (“FGIC”) reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement (as defined below). On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRIFA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement (as defined below). On August 3, 2021, the District Court ordered that this case be stayed. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed (as described below), resolved this litigation. On September 30, 2022, the District Court entered an order closing this adversary proceeding.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring PRCCDA (as defined below) bonds and the PRCCDA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed (as described below), resolved this litigation. On September 30, 2022, the Court entered an order closing this adversary proceeding.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring PRHTA bonds, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. On
May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRHTA fiscal agent jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed (as described below), resolved this litigation. On September 30, 2022, the District Court entered an order closing this adversary proceeding.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00007, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board and the Committee filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against PRHTA relating to PRHTA bonds. The complaint seeks to disallow portions of defendants’ proofs of claim against PRHTA, including for lack of secured status. On March 10, 2020, the District Court stayed this case. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRHTA fiscal agent jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. On April 14, 2022, the Oversight Board filed a notice that this case has not been resolved by the Commonwealth Plan and should remain pending. The October 12, 2022 confirmation of the PRHTA POA, which is currently being appealed (as described below), resolved this litigation. On September 30, 2022, the Court entered an order closing this adversary proceeding.
Litigation Against Ambac - General
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
| Ambac Financial Group, Inc. 126 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
inquiries that such regulators are conducting. AAC has complied with all such inquiries and requests for information.
The Company is involved from time to time in various routine legal proceedings, including proceedings related to litigation with present or former employees. Although such litigation routine and incidental to the conduct of its business, such litigation can potentially result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages.
Everspan may be subject to disputes with policyholders regarding the scope and extent of coverage offered under Everspan's policies; be required to defend claimants in suits against its policyholders for covered liability claims; or enter into commercial disputes with its reinsurers, MGA/Us or third party claims administrators regarding their respective contractual obligations and rights. Under some circumstances, the results of such disputes or suits may lead to liabilities beyond those which are anticipated or reserved.
From time to time, Ambac is subject to allegations concerning its corporate governance that may lead to litigation, including derivative litigation, and while the monetary impacts may not be material, the matters may distract management and the Board of Directors from their principal focus on Ambac's business, strategy and objectives.
It is not reasonably possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for litigation against the Company in which a loss is probable and reasonably estimable are not material to the operating results or financial position of the Company, nor is it possible to predict a range of loss in excess of the accrued amounts. For all other litigation matters the Company is defending, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes. Under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims above and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.
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
Puerto Rico
On January 18, 2022, the United States District Court for the District of Puerto Rico (the “District Court”) entered an order confirming a plan of adjustment for the Commonwealth of
Puerto Rico (the “Commonwealth Plan”). On January 20, 2022, the District Court entered orders approving a Qualifying Modification (the “PRIFA QM”) for the Puerto Rico Infrastructure Finance Authority (“PRIFA”) and a Qualifying Modification (the “PRCCDA QM”) for the Puerto Rico Convention Center District Authority (“PRCCDA”). On October 12, 2022, the District Court entered an order confirming a plan of adjustment (the “PRHTA POA”) for the Puerto Rico Highways and Transportation Authority (the “PRHTA”). These two plans of adjustment and two qualifying modifications incorporated settlements reached between AAC, the Oversight Board, and certain other parties related to each of AAC’s Puerto Rico-related exposures, which included agreements with respect to the treatment of general obligation and Puerto Rico Public Buildings Authority (“PBA”) bonds (the “GO/PBA Settlement”), PRHTA and PRCCDA bonds (the “PRHTA/PRCCDA Settlement”), and PRIFA bonds (the “PRIFA Settlement”). By incorporating these settlements, the Commonwealth Plan, PRIFA QM, PRCCDA QM, and PRHTA POA resolved the majority of AAC’s outstanding Puerto Rico-related litigation. The confirmation orders for both the Commonwealth Plan and the PRHTA POA have been appealed; if either confirmation order is reversed on appeal, the litigations that have been resolved by that confirmation order may be affected. The status of those appeals is discussed immediately below, followed by a discussion of AAC’s additional remaining outstanding Puerto Rico-related litigation.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03283) (appeals of the Commonwealth Plan). On January 18, 2022, the District Court entered an order confirming the Commonwealth Plan and entered its findings of fact and conclusions of law related thereto. Several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals, including a number of teachers’ unions (“the Teachers’ Unions”), the Oversight Board, certain individual creditors, a number of credit unions (“the Credit Unions”), and Suiza Dairy Corporation (“Suiza”). Teachers’ Unions: On April 26, 2022, the First Circuit rejected the Teachers’ Unions’ challenges to the Commonwealth Plan and affirmed the confirmation order; on May 10, 2022, the Teachers’ Unions petitioned for rehearing en banc. On May 13, 2022, the First Circuit denied the Teachers’ Unions’ petition for rehearing en banc. On August 9, 2022, the Teachers’ Unions filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision affirming the confirmation order; the Supreme Court denied the Teachers’ Unions’ petition on November 21, 2022. Oversight Board: On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. The Oversight Board filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022; the Supreme Court denied the petition on February 21, 2023. Individual creditors: On October 27, 2022, the First Circuit entered an order dismissing the individual creditors’ confirmation appeal. Credit Unions: On November 23, 2022, the First Circuit entered an order dismissing the Credit Unions’ appeal. Suiza: The Suiza appeal remains pending before the First Circuit.
| Ambac Financial Group, Inc. 127 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03567) (appeal of the PRHTA POA). On October 12, 2022, the District Court entered an order confirming the PRHTA POA and entered its findings of fact and conclusions of law related thereto. On October 24, 2022, a group of present and former employees of PRHTA (“the Vazquez-Velazquez Group”) filed a notice of appeal with respect to, and a motion to stay, the PRHTA POA confirmation order. On October 28, 2022, a number of parties—including AAC—filed an opposition to the stay motion, requesting, in the alternative, that the appealing parties seeking a stay be required to post supersedeas bonds pending appeal. On November 15, 2022, the District Court entered an order denying the Vazquez-Velazquez Group’s motion for a stay pending appeal. On November 21, 2022, the Vazquez-Velazquez Group filed a motion in the First Circuit for a stay pending appeal. On November 29, 2022, a number of parties—including the Oversight Board and AAC—filed oppositions to the Vazquez-Velazquez Group’s stay motion. The Vazquez-Velazquez Group filed a brief on the same day requesting to withdraw their stay motion. The First Circuit granted the request to withdraw the stay motion on November 30, 2022. The Vazquez-Velazquez Group filed its opening brief in the First Circuit on February 15, 2023.
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037, filed January 7, 2016). On January 7, 2016, AAC, along with co-plaintiffs Assured, filed a complaint for declaratory and injunctive relief to protect its rights against the illegal clawback of certain revenue by the Commonwealth of Puerto Rico. Defendants moved to dismiss on January 29, 2016. On October 4, 2016, the court denied the Defendants’ motions to dismiss. On October 14, 2016, Defendants filed a Notice of Automatic Stay, asserting that Plaintiffs’ claims have been rendered moot and further asserting that the case was automatically stayed under section 405 of the Puerto Rico Oversight, Management and Economic Stability Act ("PROMESA"). On May 3, 2017, the Oversight Board filed a petition to adjust the Commonwealth’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against the Commonwealth. On May 17, 2017, the court issued an order staying this case until further order of the court. AAC expects this case will be dismissed given the settlements reached between AAC and the Oversight Board.
Ambac Assurance Corporation v. Puerto Rico Highways and Transportation Authority (United States District Court, District of Puerto Rico, No. 16-cv-1893, filed May 10, 2016). AAC filed a complaint against the PRHTA on May 10, 2016, alleging breach of fiduciary duty and breach of contract in connection with PRHTA’s extension of an existing toll road concession agreement. The complaint alleges that it was inappropriate for PRHTA to enter into the extension agreement in its current state of financial distress because PRHTA has no control over, and is unlikely to receive, the proceeds of the transaction. AAC also filed related motions seeking the appointment of a provisional receiver for PRHTA and expedited discovery. On May 21, 2017, the Oversight Board filed a petition to adjust PRHTA’s debts under Title III of PROMESA, resulting in an automatic stay of litigation against PRHTA. On May 24, 2017, the court issued an order staying this case until further order of the court. The settlements reached between AAC and the Oversight Board resolved this litigation, and the January 20, 2022 PRIFA QM provided for dismissal of this case. AAC expects this case will be dismissed pursuant to the PRIFA QM.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1567, filed May 2, 2017). On May 2, 2017, AAC filed a complaint seeking a declaration that the Commonwealth’s Fiscal and Economic Growth Plan (the “FEGP”) and a statute called the “Fiscal Plan Compliance Law” are unconstitutional and unlawful because they violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and are unlawful transfers of property from COFINA to the Commonwealth in violation of PROMESA. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico, and on May 5, 2017, a petition under Title III of PROMESA was filed on behalf of COFINA, resulting in an automatic stay of litigation against COFINA. On May 17, 2017, the court issued an order staying this case until further order of the court. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC's joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. The settlements reached between AAC and the Oversight Board resolved this litigation, and the January 20, 2022 PRIFA QM provided for dismissal of this case. On January 24, 2023, the court dismissed this case.
Ambac Assurance Corporation v. Puerto Rico, et al. (United States District Court, District of Puerto Rico, No. 17-1568, filed May 2, 2017). On May 2, 2017, AAC filed a complaint alleging that various moratorium laws and executive orders enacted by the Commonwealth to claw back funds from PRIFA, PRHTA, and PRCCDA bonds violate the Contracts, Takings, and Due Process Clauses of the U.S. Constitution, are preempted by PROMESA, and unlawfully transfer PRHTA, PRCCDA, and PRIFA property to the Commonwealth. On May 3, 2017, a petition under Title III of PROMESA was filed on behalf of the Commonwealth of Puerto Rico and on May 21, 2017, a petition under Title III of PROMESA was filed on behalf of PRHTA, resulting in an automatic stay of litigation against the Commonwealth and PRHTA (respectively). On May 17, 2017, the court issued an order staying this case until further order of the court. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC's joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be further stayed. The settlements reached between AAC and the Oversight Board resolved this litigation, and the January 20, 2022 PRIFA QM provided for dismissal of this case. On February 1, 2023, the court dismissed this case.
Ambac Assurance Corporation v. Bank of New York Mellon (United States District Court, Southern District of New York, No. 1:17-cv-03804, filed May 2, 2017). On May 2, 2017, AAC filed a complaint in New York State Supreme Court, New York
| Ambac Financial Group, Inc. 128 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
County, against the trustee for the COFINA bonds, Bank of New York Mellon (“BNY”), alleging breach of fiduciary, contractual, and other duties for failing to adequately and appropriately protect the holders of certain AAC-insured senior COFINA bonds. On May 19, 2017, BNY filed a notice of removal of this action from New York state court to the United States District Court for the Southern District of New York. On May 30, 2017, the United States District Court for the District of Puerto Rico entered an order in an adversary proceeding brought by BNY (No. 1:17-ap-00133) staying this litigation pending further order of the court. The COFINA Plan became effective on February 12, 2019, and, pursuant to the District Court’s confirmation order, this litigation was permitted to continue, with AAC’s claims against BNYM being limited to those for gross negligence, willful misconduct and intentional fraud. On November 17, 2021, the District Court denied as moot BNY's motion to transfer venue to the District of Puerto Rico and continued the stay of the action. On July 6, 2022, the District Court granted AAC’s motion to lift the stay and for leave to file a Second Amended Complaint (“SAC”). AAC filed its SAC on July 10, 2022, and on July 25, 2022, BNY moved to dismiss the SAC. On September 23, 2022, Ambac filed its opposition to BNY’s motion to dismiss, and on October 24, 2022, BNY filed its reply in support of its motion to dismiss. Oral argument has been requested but not yet scheduled.
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the Committee, as Plaintiffs, filed a complaint against the PBA seeking declaratory judgment that the leases between PBA and its lessees—many of whom are agencies and instrumentalities of the Commonwealth—are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On March 12, 2019, AAC and other interested parties were permitted to intervene in order to argue that the PBA leases are valid leases and are entitled to administrative expense treatment under the Bankruptcy Code. On March 10, 2020, the District Court ordered that this case be stayed while the Oversight Board attempted to confirm the Commonwealth Plan. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed, resolved this litigation. AAC expects this case will be dismissed pursuant to the Commonwealth Plan.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Omnibus Objection of (I) Financial Oversight and Management Board, Acting Through its Special Claims Committee, and (II) Official Committee of Unsecured Creditors, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claims Filed or Asserted by Holders of Certain Commonwealth General Obligation Bonds (Dkt. No. 4784, filed January 14, 2019) (“GO Bond Claim Objection”). On January 14, 2019, the Oversight Board and the Committee filed an omnibus claim objection in the Commonwealth’s Title III case challenging claims arising from certain general obligation bonds issued by the Commonwealth in 2012 and 2014 totaling approximately $6 billion, none of which are held or insured by AAC. On April 11, 2019, AAC filed a notice of participation in support of the objection, advancing the argument, among other things, that the PBA leases are true leases, but the associated debt nonetheless should be included in the Commonwealth’s debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On February 5 and 19, 2020, certain parties filed motions to dismiss the claim objection. On March 10, 2020, the District Court ordered that this matter remain stayed while the Oversight Board attempted to confirm the Commonwealth Plan. On July 19, 2020, the Committee filed a motion to lift the stay on this claim objection in light of changes to the Commonwealth’s fiscal plan and likely changes to the Commonwealth Plan in light of COVID-19. On September 1, 2020, AAC filed a partial joinder to the Committee’s motion. On September 17, 2020, the District Court denied the Committee’s motion without prejudice. On October 1, 2020, the Committee moved the District Court to reconsider its denial of the Committee’s motion to lift the stay; on October 5, 2020, the District Court denied the Committee’s motion for reconsideration. On October 16, 2020, the Committee appealed to the First Circuit the District Court’s order denying the Committee’s motion to lift the stay on its claim objection. On February 22, 2021, the First Circuit dismissed the appeal. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed, resolved this litigation. On September 30, 2022, the Court entered an order terminating this matter.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, AAC and FGIC filed a motion seeking an order that the automatic stay does not apply to certain lawsuits AAC seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of AAC's collateral. On January 31, 2020, AAC, FGIC, Assured, and the PRIFA bond trustee filed an amended motion seeking substantially similar relief. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First Circuit. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement, and as a result of that settlement, also joined the PRHTA/PRCCDA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRIFA bond trustee jointly moved to stay this motion as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this motion be stayed. The January
| Ambac Financial Group, Inc. 129 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed, resolved this litigation.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). On January 16, 2020, AAC, Assured, National, and FGIC filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First Circuit. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRHTA fiscal agent jointly moved to stay this motion as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this motion be stayed. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed, resolved this litigation.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation, Financial Guaranty Insurance Company, Assured Guaranty Corp., Assured Municipal Corp., and the Bank of New York Mellon’s Motion Concerning Application of the Automatic Stay to the Revenues Securing the CCDA Bonds (Dkt. No. 10104, filed January 16, 2020) (“PRCCDA Stay Motion”). On January 16, 2020, AAC, FGIC, Assured, and the PRCCDA bond trustee filed a motion seeking an order either (i) that the automatic stay does not apply to movants’ enforcement of their rights to revenues pledged to PRCCDA bonds by bringing an enforcement action against PRCCDA; or, in the alternative, (ii) lifting the automatic stay to enable movants to pursue an enforcement action against PRCCDA; or, in the further alternative, (iii) ordering adequate protection of movants’ interests in the PRCCDA pledged to PRCCDA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds, but found that the movants had stated a colorable claim that a certain account was the “Transfer Account” on which movants hold a lien. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds, and found that a final determination on issues related to the identity of the Transfer Account would be made in the decision on the motions for summary judgment issued in the PRCCDA-related adversary proceeding, No. 20-ap-00004. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this motion as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this motion be stayed. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed, resolved this litigation. On September 30, 2022, the Court entered an order terminating the PRCCDA Stay Motion.
Ambac Assurance Corporation v. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Oriental Financial Services LLC; Popular Securities LLC; Raymond James & Associates, Inc., RBC Capital Markets LLC; Samuel A. Ramirez & Co. Inc., Santander Securities LLC; UBS Financial Services Inc.; and UBS Securities LLC (Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, Case No. SJ-2020-CV-01505, filed February 19, 2020). On February 19, 2020, AAC filed a complaint in the Commonwealth of Puerto Rico, Court of First Instance, San Juan Superior Court, against certain underwriters of Ambac-insured bonds issued by PRIFA and PRCCDA, with causes of action under the Puerto Rico civil law doctrines of actos propios and Unilateral Declaration of Will. AAC alleges defendants engaged in inequitable conduct in underwriting Ambac-insured bonds issued by PRIFA and PRCCDA, including failing to investigate and adequately disclose material information in the official statements for the bonds that defendants provided to AAC regarding systemic deficiencies in the Commonwealth’s financial reporting. AAC seeks damages in compensation for claims paid by AAC on its financial guaranty insurance policies insuring such bonds, pre-judgment and post-judgment interest, and attorneys’ fees. On March 20, 2020, defendants removed this case to the Title III Court; AAC moved to remand the case back to the Court of First Instance on
| Ambac Financial Group, Inc. 130 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
April 20, 2020, and on July 29, 2020, the District Court granted AAC’s motion to remand. AAC filed an amended complaint in the Commonwealth court on October 28, 2020, adding claims on bonds issued by the Commonwealth, PBA and PRHTA and adding defendants that had underwritten these bonds. Defendants filed motions to dismiss on December 8 and 14, 2020. On July 30, 2021, the Commonwealth court granted defendants’ motions to dismiss. AAC appealed the dismissal to the Commonwealth Court of Appeals on September 16, 2021; on April 27, 2022, the Commonwealth Court of Appeals affirmed the dismissal. On May 31, 2022, Ambac filed a petition for a writ of certiorari, seeking review of the decision in the Puerto Rico Supreme Court. The petition was denied on July 13, 2022. AAC filed a motion for reconsideration on July 28, 2022. The Puerto Rico Supreme Court denied the motion for reconsideration on November 10, 2022.
Ambac Assurance Corporation v. Autopistas Metropolitanas de Puerto Rico, LLC (United States District Court, District of Puerto Rico, No. 3:20-cv-01094, filed February 19, 2020). On February 19, 2020, AAC filed a complaint in the U.S. District Court for the District of Puerto Rico, against Autopistas Metropolitanas de Puerto Rico, LLC (“Metropistas”), which holds a concession from PRHTA for two Puerto Rico highways, PR-5 and PR-22, in connection with a 10-year extension of the concession that was entered into in April 2016. The complaint includes claims for fraudulent conveyance and unjust enrichment, alleging that the consideration paid by Metropistas for the extension was less than reasonably equivalent value and most of the benefit of such payment was received by the Commonwealth instead of PRHTA. AAC also seeks a declaratory judgment that it has a valid and continuing lien on certain toll revenues that are being collected by Metropistas. On March 31, 2020, the Oversight Board filed a motion before the Title III Court seeking an order directing Ambac to withdraw its complaint. On June 16, 2020, the Title III Court ordered AAC to withdraw its complaint. AAC moved to withdraw its complaint on June 23, 2020, and noticed an appeal from the Title III Court’s order to withdraw on June 30, 2020. Oral argument before the First Circuit was held on March 8, 2021. On August 2, 2021, the Oversight Board, AAC, and Metropistas jointly moved to stay this appeal as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 4, 2021, the First Circuit ordered that this appeal be stayed. On February 10, 2023, the parties filed a stipulation of dismissal in the First Circuit appeal; on February 13, 2023, the First Circuit dismissed the appeal.
Ambac Assurance Corporation v. Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 3:20-ap-00068, filed May 26, 2020). On May 26, 2020, AAC filed an adversary complaint before the Title III Court seeking (i) a declaration that titles I, II, and III of PROMESA are unconstitutional because they violate the Bankruptcy Clause of the U.S. Constitution (which requires all bankruptcy laws to be uniform) and (ii) dismissal of the pending Title III petitions. On August 17, 2020, the Oversight Board filed a motion to dismiss the complaint; on August 18, 2020, the Official Committee of Retired Employees of the Commonwealth of Puerto Rico (the “Retiree Committee”) and
the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) filed joinders to the motion to dismiss. The United States filed a memorandum of law in support of the constitutionality of PROMESA on October 2, 2020. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed, resolved this litigation. On March 23, 2022, the District Court dismissed this case.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Urgent Motion for Bridge Order, and Motion for Appointment as Trustees Under 11 U.S.C. § 926, of Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, and National Public Finance Guarantee Corporation (Dkt. No. 13708, filed July 17, 2020) (“PRHTA Trustee Motion”). On July 17, 2020, AAC, Assured, FGIC, and National filed a motion seeking appointment as trustees under Section 926 of the Bankruptcy Code to pursue certain avoidance actions on behalf of PRHTA against the Commonwealth of Puerto Rico. The PRHTA Trustee Motion attached a proposed complaint detailing the avoidance claims that movants would pursue. On August 11, 2020, the District Court denied the PRHTA Trustee Motion; on August 24, 2020, movants noticed an appeal of the denial of the PRHTA Trustee Motion to the First Circuit. On July 29, 2021, AAC, Assured, FGIC, and National jointly moved to dismiss the appeal at the First Circuit as a result of the PRHTA/PRCCDA Settlement and the PRIFA Settlement. On July 30, 2021, the First Circuit dismissed the appeal. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed, resolved this litigation.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Objection of Ambac Assurance Corporation, Pursuant to Bankruptcy Code Section 502 and Bankruptcy Rule 3007, to Claim Asserted by the Official Committee of Retired Employees of the Commonwealth of Puerto Rico Appointed in the Commonwealth’s Title III Case (Dkt. No. 16884, filed June 3, 2021) (“Pension Claim Objection”). On June 3, 2021, AAC filed a claim objection in the Commonwealth’s Title III case challenging the amount of the claim filed by the Retiree Committee against the Commonwealth, which asserted pension liabilities of at least $58.5 billion. AAC contended that this asserted pension liability was overstated by at least $9 billion, and sought disallowance of the Retiree Committee’s proof of claim to the extent of the overstatement. On June 17, 2021, the Oversight Board and the Retiree Committee each indicated an intention to move to terminate the Pension Claim Objection. The Oversight Board contended that AAC lacked standing to bring the Pension Claim Objection and that the objection is moot; the Retiree Committee contended that the Pension Claim Objection should be addressed at confirmation. AAC responded on June 21, 2021. On June 22, 2021, the District Court denied the Pension Claim Objection without prejudice. On August 2,
| Ambac Financial Group, Inc. 131 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
2021, the Oversight Board and AAC jointly moved to stay this matter as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this matter be stayed. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed, resolved this litigation.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03283), Monolines’ Reply to Underwriter Defendants’ Objection to Plan and Proposed Confirmation Order (Dkt. No. 18871), filed October 27, 2021). On October 19, 2021, certain banks, underwriters, and professionals involved in the underwriting of bonds issued or guaranteed by the Commonwealth and its instrumentalities (the “Underwriter Defendants”) filed an objection to proposed Commonwealth Plan and a related proposed confirmation order. On October 27, 2021, AAC and FGIC filed a reply in response to the Underwriter Defendants’ objection. The January 18, 2022 confirmation of the Commonwealth Plan, which is currently being appealed, overruled this objection and resolved this litigation.
Student Loans Exposure
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The Consumer Financial Protection Bureau (“CFPB”) filed a complaint against fifteen National Collegiate Student Loan Trusts, regarding alleged improprieties and deficiencies in servicing practices. Simultaneous with the filing of its complaint, CFPB also filed a motion to approve a proposed consent judgment that would have granted monetary damages and injunctive relief against the Trusts. AAC guaranteed certain securities issued by three of the Trusts and indirectly insures six other Trusts. On September 20, 2017, AAC filed a motion to intervene in the action, which motion was granted on October 19, 2018. Following discovery and briefing, on May 31, 2020, the District Court denied the CFPB’s motion to approve the proposed consent judgment. On March 19, 2020, Intervenor Transworld Systems Inc. filed a motion to dismiss the action for lack of subject matter jurisdiction. On July 10, 2020, AAC and several other intervenors filed a motion to dismiss the action for lack of subject matter jurisdiction and for failure to state a claim. On July 2, 2020, the CFPB submitted an application for entry of default against the Trusts. AAC and the Owner Trustee opposed the CFPB’s application. On March 26, 2021, the court granted intervenors’ motion to dismiss for failure to state a claim and denied the motion to dismiss for lack of subject matter jurisdiction. The court also denied as moot the CFPB’s application for entry of default against the Trusts. The CFPB filed an amended complaint on April 30, 2021. On May 21, 2021, the Trusts and several intervenors, including AAC, moved to dismiss the CFPB’s amended complaint for failure to state a claim. On December 13, 2021, the court denied the Trusts' and intervenors' motions to dismiss the amended complaint. On December 23, 2021, the Trusts and several intervenors, including AAC, filed a motion seeking (i) an order certifying for interlocutory appeal the court’s December 13, 2021 order denying the motion to dismiss the amended complaint, and (ii) a stay of the action pending resolution of any appeal. The motion is fully briefed and remains pending. On January 26, 2022, the Trusts and several intervenors, including AAC, answered the CFPB’s amended complaint, asserting several affirmative defenses and denying that the CFPB is entitled to relief from the Trusts. On February 11, 2022, the court certified its ruling on the motion to dismiss for interlocutory appeal to the U.S. Court of Appeals for the Third Circuit, and stayed the case pending appeal. On February 21, 2022, the Trusts and several intervenors, including AAC, filed a petition with the Third Circuit for permission to appeal the District Court’s order denying their motion to dismiss the amended complaint. On March 3, 2022, the CFPB filed its opposition to the petition for permission to appeal. On April 29, 2022, the Third Circuit granted the Trusts' and intervenors' petition. On September 23, 2022, the Trusts and other intervenors, including AAC, filed their opening brief to the Third Circuit, seeking reversal of the District Court’s order denying their motion to dismiss the amended complaint. The Consumer Financial Protection Bureau filed its responsive brief on November 7, 2022. The Trusts and other intervenors, including AAC, filed their reply brief on December 28, 2022. The Third Circuit is scheduled to hear oral argument in the matter on March 24, 2023.
RMBS Litigation
In connection with AAC’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, AAC has filed various lawsuits:
•Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). AAC has asserted claims for material breach of contract and has requested the repurchase of loans that breach representations and warranties under the contracts. AAC also asserted alter ego claims against Nomura Holding America, Inc. Defendants filed a motion to dismiss on July 12, 2013. On September 22, 2014, plaintiffs filed an amended complaint which added (in addition to the claims previously asserted) a claim for fraudulent inducement. On October 31, 2014 defendants filed a motion to strike the amended complaint and on November 10, 2014 also filed a motion to dismiss the fraudulent-inducement claim. On June 3, 2015, the court denied defendants’ July 2013 motion to dismiss AAC’s claim for breaches of representations and warranties, but granted the defendants’ motion to dismiss AAC’s claims for breach of the repurchase protocol and for alter ego liability against Nomura Holding. On December 29, 2016, the court denied Nomura’s motion to strike AAC’s amended complaint and its motion to dismiss the fraudulent-inducement claim. Nomura appealed the June 2015 decision to the extent it denied its motion to dismiss, filing its opening appellate brief on March 23, 2017. On December 7, 2017, the First Department affirmed the trial court’s June 3, 2015 decision. On August 25, 2021, AAC filed a note of issue demanding
| Ambac Financial Group, Inc. 132 2022 FORM 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
a jury for its fraud claim and a bench trial for its breach-of-contract claim. On August 31, 2021, Nomura filed a jury demand for AAC’s breach-of-contract claim. On December 21, 2021, the parties filed motions for summary judgment. Pursuant to a settlement, this case was voluntarily dismissed with prejudice pursuant to a stipulation signed by the parties on January 3, 2023. The action is concluded.
•Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). AAC has asserted claims for breach of contract, breach of fiduciary duty, declaratory judgment, and violation of the Streit Act in connection with defendant’s failure to enforce rights and remedies and defendant’s treatment of trust recoveries, as trustee of five residential mortgage-backed securitizations for which AAC issued insurance policies. On September 15, 2017, U.S. Bank filed a motion to dismiss. On June 29, 2018, the court granted in part and denied in part U.S. Bank’s motion to dismiss. The court dismissed the breach-of-fiduciary duty claim in part as duplicative of the breach-of-contract claim; dismissed the breach-of-contract claim as untimely only to the extent that it was premised on U.S. Bank's obligation to certify that mortgage documents were properly delivered to the Trusts; dismissed the Streit Act claims; and otherwise denied the motion to dismiss. Fact discovery and Phase 1 expert discovery have concluded, and the parties filed partial summary judgment motions on Phase 1 issues on November 9, 2021. On September 30, 2022, the Court granted in full AAC’s motion for partial summary judgment, and the Court denied in part and granted in part U.S. Bank’s motion for partial summary judgment. On October 18, 2022, the Court set a schedule for additional summary judgment briefing, which was concluded on February 10, 2023, to be followed by briefing on AAC’s proposed use of statistical sampling before proceeding with Phase 2 discovery.
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
Ambac’s Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO. Ambac’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022 and, the CEO and CFO have concluded that at that date Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Ambac management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluations, Ambac's management have concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control - Integrated Framework. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which expressed an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting.
| Ambac Financial Group, Inc. 133 2022 FORM 10-K

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. .
Item 9B.    Other Information
On February 22, 2023, Mr. C. James Prieur resigned as a member of the Board of Directors of each of Ambac Financial Group, Inc. and Ambac Assurance Corporation.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to AFG’s executive officers and directors, including its audit committee and audit committee financial experts, will be in AFG’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) and is incorporated herein by reference.
Ambac has a Code of Business Conduct and Ethics which promotes management’s commitment to integrity and expresses
Ambac’s standards for ethical behavior by providing guidelines for handling business situations appropriately. This code can be found on Ambac’s website at www.ambac.com on the “Environmental, Social & Governance” page under "Governance Documents." Ambac will disclose on its website any amendment to, or waiver from, a provision of its Code of Business Conduct and Ethics that applies to its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer. Ambac’s corporate governance guidelines and the charters for the committees of the Board of Directors are also available on our website under the “Governance Documents” page.
Item 11.    Executive Compensation
Information relating to Ambac’s executive officer and director compensation will be in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of AFG’s common stock and information relating to the security ownership of AFG’s management will be in the 2023 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2022, regarding securities issued under our 2013 Incentive Compensation Plan and 2020 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Third Column)
Equity compensation plans approved by security holders	2013 Incentive Compensation Plan (1)	1,069,639	$0.00	—
	2020 Incentive Compensation Plan (1)	2,755,432	$0.00	74,907(4)
Equity compensation plans not approved by security holders	None	---	---	---
Total		3,825,071(2) (3)	$0.00 (5)	74,907(4)
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
(2)    Represents, as of December 31, 2022, the number of outstanding restricted stock unit awards and the maximum number of performance stock units that may be issued if certain performance goals are achieved. Refer to Note 18. Employment Benefit Plans to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for a description of the grants made under our 2013 and 2020 Incentive Compensation Plans. This amount includes 983,016 restricted stock units and 2,842,055 performance stock units which are based on the maximum number of shares potentially payable under the awards. Maximum number of shares potentially payable under performance awards is 240% of target.
(3)    Each restricted stock unit and performance stock unit awarded under our 2013 and 2020 Incentive Compensation Plans was granted at no cost to the persons receiving them. Restricted stock units represent the contingent right to receive the equivalent number of shares of AFG common stock and may vest after the passage of time. Performance stock units represent the contingent right to receive a number of shares of AFG common stock up to 240%
| Ambac Financial Group, Inc. 134 2022 FORM 10-K

of the number of units granted depending upon the achievement of certain company-wide performance goals at the end of a specified performance period.
(4)     Represents the number of securities remaining available for future issuance under compensation plans assuming the maximum number of shares are issued on settlement of performance stock units. The number of securities remaining available for future issuance under compensation plans assuming the probable number of shares are issued on settlement of performance stock units would be 1,145,243.
(5)    There are no outstanding options as of December 31, 2020. Performance shares and restricted stock units are not included in determining weighted-average price as they have no exercise price.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to Ambac with respect to certain relationships and related transactions and director independence will be in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be in the 2023 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    Documents filed as a part of this report:
1.    Financial Statements
The consolidated financial statements included in Part II, Item 8 above are filed as part of this Annual Report on Form 10-K.
2.    Financial Statement Schedules
The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:
(b)    Exhibits

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
(3) Articles of Incorporation and bylaws:
3.1	Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc.	8-A	05/01/13	3.2
3.2	Amended By-Laws of Ambac Financial Group, Inc.				X
(4) Instruments defining the rights of security holders, including indentures:
4.1	Description of Capital Stock	8-A	05/01/13
4.2	Specimen form of common stock certificate	8-A	05/01/13	4.1
4.3	Warrant Agreement between Ambac Financial Group, Inc. and Computershare Inc.	8-A	05/01/13	4.2
4.4	Specimen form of warrant certificate (included in Exhibit 4.2)
4.5	Fiscal Agency Agreement, dated as of July 19, 2010, by and between the Segregated Account of Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-K	03/03/14	4.10
4.6	Form of Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation.(included in Exhibit 4.9)
| Ambac Financial Group, Inc. 135 2022 FORM 10-K

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
4.7	Fiscal Agency Agreement, dated as of June 7, 2010, by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	8-K	06/08/10	10.3
4.8	Amendment dated as of October 3, 2014 to Fiscal Agency Agreement dated as of June 7, 2010 by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-Q	11/09/15	4.1
4.9	Indenture (including the form of Notes), dated as of July 6, 2021, between Sitka Holdings, LLC and The Bank of New York Mellon, as trustee and note collateral agent	8-K	07/06/21	4.1
4.10	Promissory Note and Security Agreement issued by Ambac Assurance Corporation in favor of Sitka Holdings, LLC	8-K	07/06/21	4.3
(10) Material contract and management compensation plans and arrangements:
10.1	Ambac Financial Group, Inc.'s Long-Term Incentive Compensation Plan	10-Q	08/11/14	10.1
10.2	Form of Amended and Restated Restricted Stock Unit Award Letter for executive officers	10-K	03/03/14	10.4
10.3	Form of Equity Award Letter for directors	10-K	03/03/14	10.5
10.4	Closing Agreement between Ambac Financial, Group, Inc. and Commissioner of Internal Revenue, dated April 30, 2013	8-K	05/03/13	10.2
10.5	Form of Expense Sharing and Cost Allocation Agreement among Ambac Assurance Corporation, Ambac Financial Group, Inc. and their respective subsidiaries and affiliates				X
10.6	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	03/16/11	10.34
10.7	Settlement, Discontinuance and Release Agreement, dated as of March 1, 2011, by and among One State Street, LLC, Ambac Financial Group, Inc., Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation	10-K	03/16/11	10.33
10.8	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products LLC, Ambac Financial Group, Inc. and the parties listed on Schedule A thereto	10-Q	11/15/10	10.1
10.9	Ambac Financial Group, Inc. Severance Pay Plan (Applicable to termination on or after December 16, 2021)	10-K	02/24/22	10.10
10.10	Lease Modification dated as of September 8, 2015 to the Lease dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	02/29/16	10.27
10.11	Employment Agreement dated as of November 1, 2016 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and David Trick	10-Q	11/03/16	10.2
10.12	Employment Agreement dated as of December 8, 2016, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc	8-K	12/13/16	10.1
10.13	Employment Agreement dated as of January 4, 2017 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Stephen Ksenak	8-K	01/06/17	10.1
10.14	Second Amended Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation dated September 25, 2017, and effective as of February 12, 2018	10-K	02/28/18	10.38
10.15	Order Granting the Rehabilitator’s Motion to Further Amend the Plan of Rehabilitation and confirming the Second Amended Plan of Rehabilitation, as amended, Case No. 10-CV-1576 (Dane County, Wisconsin) dated January 22, 2018	10-K	02/28/18	10.39
10.16	Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of the Rehabilitation of the Segregated Account of Ambac Assurance Corporation effective as of February 12, 2018	10-K	02/28/18	10.40
| Ambac Financial Group, Inc. 136 2022 FORM 10-K

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.17	Amendment No. 1 to the Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of the Rehabilitation of the Segregated Account of Ambac Assurance Corporation effective as of February 12, 2018	10-K	02/28/19	10.37
10.18	Preferred Stock Repurchase and Support Agreement dated as of June 22, 2018, by and among Ambac Assurance Corporation (“AAC”), Ambac Financial Group, Inc. and the holders of one or more series of the AAC’s outstanding Auction Market Preferred Shares	8-K	06/25/18	10.1
10.19	SUBLEASE dated as of January 30, 2019, between Advance Magazine Publishers Inc. (D/B/A CONDE NAST), and Ambac Assurance Group Corporation	10-K	03/02/20	10/45
10.20	Amended and Restated Employment Agreement dated as of February 27, 2020, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc	10-K	03/02/20	10.46
10.21	2020 Incentive Compensation Plan	Def 14A	04/15/20	Ex. B
10.22	Purchase Agreement, by and among, Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain funds or accounts affiliated with or managed by CVC Credit Partners, LLC, CVC Credit Partners Investment Management Limited and EJF Capital LLC, dated as of January 19, 2021	8-K	01/25/21	0.0101
10.23	Form of 2020 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/11/20	10.1
10.24	Form of 2020 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/11/20	10.2
10.25	Form of 2020 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/11/20	10.3
10.26	Form of 2020 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/11/20	10.4
10.27	Form of 2021 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/21	10.1
10.28	Form of 2021 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/10/21	10.2
10.29	Form of 2021 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/21	10.3
10.30	Form of 2021 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/10/21	10.4
10.31	Executive Stock Deferral Plan dated June 24, 2021	8-K	06/30/21	10.1
10.32	Financial Guaranty Insurance Policy, dated July 6, 2021, issued by Ambac Assurance Corporation	8-K	07/06/21	10.1
10.33	Collateral Agreement, dated as of July 6, 2021, made by Sitka Holdings, LLC in favor of The Bank of New York Mellon, as note collateral agent and trustee	8-K	07/06/21	10.2
10.34
Settlement Agreement and Release dated as of October 6, 2022 by and among Bank of America Corporation and certain affiliates and Ambac Assurance Corporation (Portions of this exhibit have been omitted in reliance on Regulation S-K Item 601(b)(10)(iv))
					X
10.35
Settlement Agreement and Release dated as of December 29, 2022 by and among Nomura Credit & Capital, Inc. and Ambac Assurance Corporation. (Portions of this exhibit have been omitted in reliance on Regulation S-K Item 601(b)(10)(iv))
					X
| Ambac Financial Group, Inc. 137 2022 FORM 10-K

Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.36	Form of 2022 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/22	10.1
10.37	Form of 2022 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.	10-Q	05/10/22	10.2
10.38	Form of 2022 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/22	10.3
10.39	Form of 2022 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith	10-Q	05/10/22	10.4
(99) Additional exhibits
99.1	Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc., effective as of May 1, 2013	10-K	03/03/14	99.3

Other exhibits, filed or furnished, as indicated:
21.1	List of Subsidiaries of Ambac Financial Group, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney for directors of Ambac Financial Group, Inc.				X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

++ Furnished herewith.

| Ambac Financial Group, Inc. 138 2022 FORM 10-K

SCHEDULE I
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments
Other Than Investments in Related Parties
December 31, 2022

Type of Investment ($ in millions)	Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Municipal obligations	$44	$43	$43
Corporate obligations	659	598	598
Foreign obligations	85	76	76
U.S. government obligations	68	65	65
Residential mortgage-backed securities	230	238	238
Commercial mortgage-backed securities	15	15	15
Collateralized debt obligations	141	137	137
Other asset-backed securities	227	224	224
Short-term	572	572	572
Fixed income - trading	60	59	59
Other(1)	528	556	568
Total	$2,630	$2,581	$2,593
(1)     Excluded from the estimated fair value amount are equity securities with a carrying value of $12 as of December 31, 2021, that do not have readily determinable fair values and are carried on the balance sheet at cost, less impairment, and adjusted to fair value when observable price changes in identical or similar investments from the same issuer occur, as permitted under the Investments — Equity Securities Topic of the ASC

See the Report of Independent Registered Public Accounting Firm.
| Ambac Financial Group, Inc. 139 2022 FORM 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Balance Sheets

($ in millions, except share data) December 31,	2022	2021
Assets:
Fixed maturity securities, at fair value (amortized cost of $13 and $130)	$12	$119
Short-term investments, at fair value (amortized cost of $175 and $124)	175	124
Other investments	16	11
Total investments (net of allowance for credit losses of $0 and $3)	203	254
Cash	3	1
Investment in subsidiaries	1,029	769
Investment income due and accrued	1	1
Other assets	19	17
Total assets	$1,255	$1,041
Liabilities and Stockholders' Equity:
Liabilities:
Current taxes	$1	$1
Accounts payable and other liabilities	3	2
Total liabilities	3	3
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,658,990 and 46,477,068	—	—
Additional paid-in capital	274	257
Accumulated other comprehensive income (loss)	(253)	58
Retained earnings	1,245	726
Treasury stock, shares at cost: 1,685,233 and 172,929	(15)	(3)
Total Ambac Financial Group, Inc. stockholders’ equity	1,252	1,038
Total liabilities and stockholders’ equity	$1,255	$1,041
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.
| Ambac Financial Group, Inc. 140 2022 FORM 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Statement of Comprehensive Income

($ in millions) Year Ended December 31,	2022	2021	2020
Revenues:
Investment income	$10	$10	$13
Other income	—	—	—
Net gains on derivative contracts	1	—	—
Net investment gains (losses), including impairments	(14)	(5)	(1)
Total revenues	(2)	5	12
Expenses:
General and administrative expenses	17	19	19
Total expenses	17	19	19
Income (loss) before income taxes and equity in undistributed net gain (loss) of subsidiaries	(20)	(14)	(7)
Federal income tax provision (benefit)	—	2	—
Income (loss) before net income (loss) of subsidiaries	(19)	(16)	(7)
Net gain (loss) of subsidiaries	542	(1)	(430)
Net income (loss)	$522	$(17)	$(437)

Other comprehensive income (loss), after tax:
Net income (loss)	$522	$(17)	$(437)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $(6), $(2) and $1	(225)	(12)	15
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $— and $—	(85)	(8)	23
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $—, $— and $—	—	(1)	1
Changes to postretirement benefit, net of income tax provision (benefit) of $—, $— and $—	(1)	(1)	(3)
Total other comprehensive income (loss)	(310)	(21)	37
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$212	$(38)	$(400)
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.
| Ambac Financial Group, Inc. 141 2022 FORM 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Statement of Stockholders' Equity

($ in millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2020	$1,477	$1,203	$42	$—	$—	$232	$—
Total comprehensive income (loss)	(400)	(437)	37	—	—	—	—
Adjustment to initially apply ASU 2016-13	(4)	(4)	—	—	—	—	—
Stock-based compensation	11	—	—	—	—	11	—
Cost of shares (acquired) issued under equity plan	(3)	(2)	—	—	—	—	(1)
Balance at December 31, 2020	1,080	759	79	—	—	242	(1)
Total comprehensive income (loss)	(38)	(17)	(21)	—	—	—	—
Stock-based compensation	14	—	—	—	—	14	—
Cost of shares (acquired) issued under equity plan	(6)	(4)	—	—	—	—	(2)
Changes to redeemable noncontrolling interest	(12)	(12)	—	—	—	—	—
Balance at December 31, 2021	1,038	726	58	—	—	257	(3)
Total comprehensive income (loss)	211	521	(310)	—	—	—	—
Stock-based compensation	17	—	—	—	—	17	—
Cost of shares (acquired) issued under equity plan	(4)	(5)	—	—	—	—	2
Cost of shares repurchased	(14)	—	—	—	—	—	(14)
Change in redeemable noncontrolling interest	3	3	—	—	—	—	—
Purchase of Ambac Assurance auction market preferred shares	1	1	—	—	—	—	—
Balance at December 31, 2022	$1,252	$1,245	$(253)	$—	$—	$274	$(15)
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.
| Ambac Financial Group, Inc. 142 2022 FORM 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Statements of Cash Flow

($ in millions) Year Ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$522	$(17)	$(437)
Adjustments to reconcile net income loss to net cash used in operating activities:
Net (income) loss of subsidiaries	(542)	1	423
Amortization of bond premium and discount	(7)	(9)	(6)
Net investment gains (losses), including impairments	14	5	1
Increase (decrease) in current income taxes payable	(1)	1	30
Share-based compensation	12	14	11
(Increase) decrease in other assets and liabilities	41	(5)	(1)
Distributions received from majority owned subsidiary	6	6	—
Other, net	1	(6)	(10)
Net cash provided by (used in) operating activities	46	(10)	11
Cash flows from investing activities:
Proceeds from sales and matured bonds	68	33	46
Purchases of bonds	(1)	(34)	(45)
Change in short-term investments	(51)	105	89
Change in other investments	(4)	(8)	—
Acquisitions, net of cash acquired	—	—	(74)
Net cash provided by (used in) investing activities	12	95	16
Cash flows from financing activities:
Capital contribution to subsidiaries	(42)	(92)	(29)
Cost of shares acquired	(14)	—	—
Net cash (used in) financing activities	(57)	(92)	(29)
Net cash flow	1	(6)	(2)
Cash at beginning of period	1	7	9
Cash at end of period	$3	$1	$7

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.
| Ambac Financial Group, Inc. 143 2022 FORM 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Notes to Condensed Financial Information
(Dollar Amounts in Millions)
The condensed financial information of Ambac Financial Group, Inc. (“AFG” or the “Registrant”) as of December 31, 2022 and 2021, and for the three years in the period ended December 31, 2022, should be read in conjunction with the consolidated financial statements of AFG Financial Group, Inc. and Subsidiaries and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2022.
AFG, headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991.
Business Combinations
Effective November 1, 2022, Ambac completed the acquisition of 85% of All Trans Risk Solutions, LLC ("All Trans") and 80% of Capacity Marine Corporation ("Capacity Marine") for a combined purchase price of $26 in cash. All Trans is a full service managing general underwriter specializing in commercial automobile insurance for specific "for-hire" auto classes, and (iii) Capacity Marine is a wholesale retail brokerage and reinsurance intermediary specializing in marine and international risk. Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company's Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period as defined by ASC 805.
On December 31, 2020, Ambac completed the acquisition of 80% of the membership interests of Xchange for a purchase price of $81 in cash. Xchange is a property and casualty Managing General Underwriter focused on accident and health products. See Note 4. Business Combination to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information.
Income Taxes
AFG files a consolidated Federal income tax return with its U.S. subsidiaries. AFG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. As of December 31, 2022, the Company has (i) $3,454 of NOLs, which if not utilized will begin expiring in 2030, and will fully expire in 2043, and (ii) $314 of interest expense tax deduction carryover, which has an indefinite carryforward period but is limited in any particular year based on certain provisions.
The NOLs allocated to AFG as of December 31, 2022, were $1,630, and begin expiring in 2030 and fully expire in 2043.
| Ambac Financial Group, Inc. 144 2022 FORM 10-K

SCHEDULE III
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Supplementary Insurance Information
(Dollar Amounts in Millions)

Segment	Deferred Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premium	Earned Premiums	Net Investment Income	Loss and Loss Adjustment Expenses (Benefit)	Amortization of Deferred Amortization Costs	Other Operating Expenses	Net Written Premiums
2022
Legacy Financial Guarantee Insurance	$—	$715	$287	$42	$12	$(406)	$—	$104	$(6)
Specialty Property and Casualty Insurance	3	90	85	14	2	9	3	13	29

2021
Legacy Financial Guarantee Insurance	$—	$1,538	$385	46	$138	$(89)	$—	$78	$(35)
Specialty Property and Casualty Insurance	—	32	10	1	1	—	—	9	3

See the Report of Independent Registered Public Accounting Firm.
| Ambac Financial Group, Inc. 145 2022 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	February 28, 2023	By:	/S/ DAVID TRICK
David Trick
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. STEIN*	Chairman of the Board and Director	February 28, 2023
Jeffrey S. Stein

/S/ CLAUDE LEBLANC	President, Chief Executive Officer and Director	February 28, 2023
Claude LeBlanc	(Principal Executive Officer)

/S/ DAVID TRICK	Executive Vice President and Chief Financial Officer	February 28, 2023
David Trick	(Principal Financial Officer)

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer	February 28, 2023
Robert B. Eisman	(Principal Accounting Officer)

/S/ IAN D. HAFT*	Director	February 28, 2023
Ian D. Haft

/S/ DAVID L. HERZOG*	Director	February 28, 2023
David L. Herzog

/S/ LISA G. IGLESIAS*	Director	February 28, 2023
Lisa G. Iglesias

/S/ JOAN LAMM-TENNANT*	Director	February 28, 2023
Joan Lamm-Tennant

/S/ STEPHEN M. KSENAK	Attorney-in-fact	February 28, 2023
*By: Stephen M. Ksenak
| Ambac Financial Group, Inc. 146 2022 FORM 10-K