Form 10-Q
period 2023-03-31
AMBAC FINANCIAL GROUP INC
filed 2023-05-09
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
As of May 5, 2023, 45,321,870 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	47
	Consolidated Balance Sheets (Unaudited)	2		Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	47
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	3		Non-GAAP Financial Measures	48
	Consolidated Statements of Stockholders' Equity (Unaudited)	4	3	Quantitative and Qualitative Disclosures About Market Risk	49
	Consolidated Statements of Cash Flows (Unaudited)	5	4	Controls and Procedures	49
	Notes to Unaudited Consolidated Financial Statements	6
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	31	PART II. OTHER INFORMATION
	Executive Summary	31	1	Legal Proceedings	50
	Critical Accounting Policies and Estimates	33	1A	Risk Factors	50
	Financial Guarantees in Force	33	2	Unregistered Sales of Equity Securities and Use of Proceeds	50
	Results of Operations	35	3	Defaults Upon Senior Securities	50
	Liquidity and Capital Resources	40	5	Other Information	51
	Balance Sheet	42	6	Exhibits	50
	Variable Interest Entities	47	SIGNATURES		51
	Accounting Standards	47

| Ambac Financial Group, Inc. i 2023 First Quarter FORM 10-Q |

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2022 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q.
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
| Ambac Financial Group, Inc. 1 2023 First Quarter FORM 10-Q |

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions, except share data) (March 31, 2023 (Unaudited))	2023	2022
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $1,554 and $1,469)	$1,494	$1,395
Fixed maturity securities - trading, at fair value	29	59
Short-term investments, at fair value (amortized cost of $367 and $507)	367	507
Short-term investments pledged as collateral, at fair value (amortized cost of $61 and $64)	61	64
Other investments (includes $545 and $556 at fair value)	557	568
Total investments (net of allowance for credit losses of $1 and $0)	2,509	2,593
Cash and cash equivalents (including $10 and $14 of restricted cash)	48	44
Premium receivables (net of allowance for credit losses of $5 and $5)	272	269
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	130	115
Deferred ceded premium	135	124
Deferred acquisition costs	4	3
Subrogation recoverable	146	271
Derivative assets	31	27
Intangible assets	321	326
Goodwill	61	61
Other assets	85	84
Variable interest entity assets:
Fixed maturity securities, at fair value	2,119	1,967
Restricted cash	256	17
Loans, at fair value	1,856	1,829
Derivative and other assets	244	241
Total assets	$8,219	$7,973
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$389	$372
Loss and loss adjustment expense reserves	851	805
Ceded premiums payable	38	39
Deferred program fees and reinsurance commissions	6	5
Long-term debt	497	639
Accrued interest payable	438	427
Derivative liabilities	44	38
Other liabilities	141	163
Variable interest entity liabilities:
Long-term debt (includes $2,869 and $2,788 at fair value)	3,060	3,107
Derivative liabilities	1,174	1,048
Other liabilities	255	5
Total liabilities	6,892	6,647
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	20	20
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,659,019 and 46,658,990	—	—
Additional paid-in capital	278	274
Accumulated other comprehensive income (loss)	(217)	(253)
Retained earnings	1,206	1,245
Treasury stock, shares at cost: 1,337,274 and 1,685,233	(14)	(15)
Total Ambac Financial Group, Inc. stockholders’ equity	1,254	1,252
Nonredeemable noncontrolling interest	53	53
Total stockholders’ equity	1,307	1,305
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$8,219	$7,973
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 2 2023 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share data)	2023	2022
Revenues:
Net premiums earned	$14	$15
Commission income	14	9
Program fees	1	—
Net investment income	34	5
Net investment gains (losses), including impairments	(4)	10
Net gains (losses) on derivative contracts	(4)	57
Other income	3	2
Income (loss) on variable interest entities	(1)	22
Total revenues and other income	58	119
Expenses:
Losses and loss adjustment expenses	18	24
Amortization of deferred acquisition costs, net	1	—
Commission expense	8	5
General and administrative expenses	36	29
Intangible amortization	7	14
Interest expense	16	44
Total expenses	86	116
Pretax income (loss)	(29)	3
Provision for income taxes	4	—
Net income (loss)	(33)	2
Less: net (gain) loss attributable to noncontrolling interest	(1)	—
Net income (loss) attributable to common stockholders	$(33)	$2
Other comprehensive income (loss), after tax
Net income (loss)	$(33)	$2
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $1 and $(2)	17	(105)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0 and $0	16	(23)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0 and $0	—	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0 and, $0	3	—
Total other comprehensive income (loss), net of income tax	36	(127)
Total comprehensive income (loss), net of income tax	3	(125)
Less: comprehensive (gain) loss attributable to the noncontrolling interest	(1)	—
Total comprehensive income (loss) attributable to common stockholders	$3	$(125)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.73)	$0.04
Diluted	$(0.73)	$0.04
Weighted average number of common shares outstanding:
Basic	45,564,276	46,731,459
Diluted	45,564,276	47,359,731
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 3 2023 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended March 31, 2023 and 2022

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at December 31, 2022	$1,305	$—	$—	$274	$(253)	$1,245	$(15)	$53
Total comprehensive income (loss)	3	—	—	—	36	(33)	—	—
Stock-based compensation	3	—	—	3	—	—	—	—
Cost of shares (acquired) issued under equity plan	(5)	—	—	—	—	(6)	2	—
Balance at March 31, 2023	$1,307	$—	$—	$278	$(217)	$1,206	$(14)	$53

Balance at December 31, 2021	$1,098	$—	$—	$257	$58	$726	$(3)	$60
Total comprehensive income (loss)	(125)	—	—	—	(127)	2	—	—
Stock-based compensation	5	—	—	5	—	—	—	—
Cost of shares (acquired) issued under equity plan	(3)	—	—	—	—	(5)	1	—
Balance at March 31, 2022	$974	$—	$—	$262	$(70)	$723	$(2)	$60
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2023 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Cash flows from operating activities:
Net income attributable to common stockholders	$(33)	$2
Redeemable noncontrolling interest	(1)	—
Net income	(33)	2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	—	—
Amortization of bond premium and discount	(3)	(3)
Share-based compensation	3	5
Unearned premiums, net	6	(11)
Losses and loss expenses, net	143	(6)
Ceded premiums payable	(1)	7
Premium receivables	(3)	6
Accrued interest payable	(37)	24
Amortization of intangible assets	7	14
Net investment gains (losses), including impairments	4	(10)
Variable interest entity activities	1	(22)
Derivative assets and liabilities	14	(46)
Other, net	(25)	48
Net cash provided by operating activities	77	9
Cash flows from investing activities:
Proceeds from sales of bonds	63	141
Proceeds from matured bonds	6	20
Purchases of bonds	(104)	(33)
Proceeds from sales of other invested assets	41	45
Purchases of other invested assets	(14)	(25)
Change in short-term investments	146	(114)
Change in cash collateral	(16)	54
Change in consolidated VIE cash collateral	254	—
Proceeds from paydowns of consolidated VIE assets	57	47
Other, net	8	—
Net cash provided by investing activities	441	136
Cash flows from financing activities:
Payments for redemption of Tier 2 Notes	(97)	—
Tax payments related to shares withheld for share-based compensation plans	(5)	(3)
Distributions to noncontrolling interest holders	—	—
Payments of consolidated VIE liabilities	(174)	(49)
Net cash used in financing activities	(276)	(52)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Net cash flow	243	93
Cash, cash equivalents, and restricted cash at beginning of period	61	23
Cash, cash equivalents, and restricted cash at end of period	$304	$116
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 5 2023 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	7	Note 8. Goodwill and Intangible Assets	25
Note 2. Basis of Presentation and Significant Accounting Policies	8	Note 9. Variable Interest Entities	25
Note 3. Segment Information	9	Note 10. Revenues From Contracts with Customers	27
Note 4. Investments	10	Note 11. Comprehensive Income	28
Note 5. Fair Value Measurements	14	Note 12. Net Income Per Share	29
Note 6. Insurance Contracts	19	Note 13. Income Taxes	29
Note 7. Derivative Instruments	24	Note 14. Commitments and Contingencies	30

| Ambac Financial Group, Inc. 6 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
1.    BACKGROUND AND BUSINESS DESCRIPTION
The following description provides an update of Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and should be read in conjunction with the complete descriptions provided in the Form 10-K. Capitalized terms used, but not defined herein, and in the other footnotes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q shall have the meanings ascribed thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
•Specialty Property & Casualty Insurance — Ambac's Specialty Property & Casualty Insurance program business. Currently includes five admitted carriers and an excess and surplus lines (“E&S” or “nonadmitted”) insurer (collectively, “Everspan”). Everspan carriers have an AM Best rating of 'A-' (Excellent).
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business, which could include Managing General Agents and Underwriters (collectively "MGAs"), insurance brokers, and other distribution businesses; currently includes Xchange Benefits, LLC (“Xchange”) a P&C MGA specializing in accident and health products; All Trans Risk Solutions, LLC ("All Trans"), an MGA specializing in commercial automobile insurance for specific "for-hire" auto clauses; and Capacity Marine Corporation ("Capacity Marine"), a wholesale and retail brokerage and reinsurance intermediary specializing in marine and international risk.
The Company reports these three business operations as segments; see Note 3. Segment Information for further information.
Strategies to Enhance Shareholder Value
The Company's primary goal is to maximize long-term shareholder value through the execution of targeted strategies for its (i) Specialty Property and Casualty Insurance and Insurance Distribution businesses and (ii) Legacy Financial Guarantee Insurance business.
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
| Ambac Financial Group, Inc. 7 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
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
2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed its significant accounting policies in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
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
Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2023, may not be indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022, consolidated balance sheet was derived from audited financial statements.
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
Foreign Currency:
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(2) and $1 for the three months ended March 31, 2023 and 2022, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies (primarily the U.S. dollar and the Euro) other than its functional currency (the British Pound Sterling).
Redeemable Noncontrolling Interest:
The All Trans, Capacity Marine and Xchange acquisitions, further described in the in the Notes to Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, resulted in 85%, 80% and 80%, respectively, ownership of the acquired entities by Ambac. Under the terms of the acquisition agreements, Ambac has call options to purchase the remaining 15%, 20% and 20%, respectively, from the minority owners (i.e., noncontrolling interests) and the minority owners have put options to sell the remaining 15%, 20% and 20%, respectively, to Ambac. Because the exercise of the put options are outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet.
| Ambac Financial Group, Inc. 8 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
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

Following is a rollforward of redeemable noncontrolling interest.

Three Months Ended March 31,	2023	2022
Beginning balance	$20	$18
Net income attributable to redeemable noncontrolling interest (ASC 810)	—	—
Adjustment to redemption value (ASC 480)	—	—
Ending balance	$20	$18

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31,
	2023	2022
Cash paid during the period for:
Income taxes	$4	$2
Interest on long-term debt	50	15
Non-cash investing and financing activities:
Exchange of investments in Puerto Rico bonds for new securities issued in the restructuring transactions	$—	$185
Securities acquired (transferred) in transactions related to Puerto Rico restructurings	(1)	—

	March 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$38	$60
Restricted cash	10	7
Variable Interest Entity restricted cash	256	49
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$304	$116
Restricted cash is cash that we do not have the right to use for general purposes and includes fiduciary cash held by Ambac's insurance distribution subsidiaries and consolidated variable interest entity cash to support the obligations of the consolidated VIEs and cash received as collateral under their derivatives agreements.
Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Adopted Accounting Standards:
There have been no new accounting standards adopted during 2023.
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
| Ambac Financial Group, Inc. 9 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)
Revenues:
Net premiums earned	$7	$7			$14	$13	$1			$15
Commission income			$14		14			$9		9
Program fees		1			1		—			—
Net investment income	31	1		$2	34	5	—		$—	5
Net investment gains (losses), including impairments	(4)	—		—	(4)	10	—		—	10
Net gains (losses) on derivative contracts	(3)			—	(4)	57				57
Other (1)	2	—	—	—	2	24	—	—	—	24
Total revenues (2)	32	9	15	2	58	109	2	9	—	119
Expenses:
Losses and loss adjustment expenses	13	5			18	23	1			24
Amortization of deferred acquisition costs, net	—	1			1	—	—			—
Commission expenses			8		8			5		5
General and administrative expenses (3)	28	4	2	2	36	21	3	1	3	29
Depreciation expense (3)	—	—	—	—	—	—	—	—	—	—
Intangible amortization	6		1		7	14		1		14
Interest expense	16				16	44				44
Total expenses (2)	64	10	11	2	86	102	4	6	3	116
Pretax income (loss)	$(32)	$(1)	$4	$—	$(29)	$6	$(2)	$2	$(3)	$3

Total assets (2)	$7,503	$349	$140	$227	$8,219	$11,075	$191	$97	$168	$11,531
(1)Other revenues include the following line item on the Consolidated Statements of Total Comprehensive Income: Income (loss) on variable interest entities and other income.
(2)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately. Total assets noted in the Corporate and Other Column is net of AFG's investment in surplus notes issued by the Legacy Financial Guarantee Segment with fair values of $0 and $77 at March 31, 2023 and 2022.
(3)The Consolidated Statements of Comprehensive Income presents the sum of these items as General & Administrative Expenses.
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
| Ambac Financial Group, Inc. 10 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023:					December 31, 2022:
	Amortized Cost	Allowance for Credit Losses (2)	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$58	$—	$1	$2	$57	$44	$—	$—	$2	$43
Corporate obligations	732	—	1	54	679	659	—	1	63	598
Foreign obligations	86	—	—	8	79	85	—	—	9	76
U.S. government obligations	66	—	—	3	63	68	—	—	4	65
Residential mortgage-backed securities	231	1	26	16	240	230	—	28	19	238
Commercial mortgage-backed securities	15	—	—	—	15	15	—	—	—	15
Collateralized debt obligations	140	—	—	3	137	141	—	—	4	137
Other asset-backed securities (1)	226	—	3	5	223	227	—	2	5	224
	1,554	1	31	90	1,494	1,469	—	31	106	1,395
Short-term	367	—	—	—	367	507	—	—	—	507
	1,922	1	31	90	1,862	1,977	—	31	106	1,902
Fixed maturity securities pledged as collateral:
Short-term	61	—	—	—	61	64	—	—	—	64
	61	—	—	—	61	64	—	—	—	64
Total available-for-sale investments	$1,983	$1	$31	$90	$1,923	$2,041	$—	$31	$106	$1,966
(1)Consists primarily of Ambac's holdings of military housing and student loan securities.
(2)For the three months ended March 31, 2023, the allowance for credit losses increased $1 on residential mortgage-backed securities on which credit losses were not previously recorded.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2023, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$486	$485
Due after one year through five years	536	508
Due after five years through ten years	297	268
Due after ten years	53	47
	1,371	1,307
Residential mortgage-backed securities	231	240
Commercial mortgage-backed securities	15	15
Collateralized debt obligations	140	137
Other asset-backed securities	226	223
Total	$1,983	$1,923
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at March 31, 2023 and December 31, 2022, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022:

	March 31, 2023						December 31, 2022
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$1	$—	$17	$2	$17	$2	$21	$1	$7	$1	$28	$2
Corporate obligations	237	7	393	47	630	54	280	21	279	42	559	63
Foreign obligations	19	1	53	7	72	8	27	2	47	7	73	9
U.S. government obligations	19	1	38	2	57	3	40	3	19	1	58	4
Residential mortgage-backed securities	120	14	12	2	132	16	132	19	—	—	132	19
Commercial mortgage-backed securities	3	—	—	—	3	—	3	—	—	—	3	—
Collateralized debt obligations	10	—	115	3	125	3	90	3	36	1	126	4
Other asset-backed securities	105	4	6	1	111	5	198	4	5	1	203	5
	513	27	634	63	1,147	90	791	53	392	53	1,183	106
Short-term	12	—	2	—	14	—	78	—	8	—	86	—
Total temporarily impaired securities	$525	$27	$636	$63	$1,161	$90	$869	$53	$400	$53	$1,269	$106
| Ambac Financial Group, Inc. 11 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

Management has determined that the securities in the above table do not have credit impairment as of March 31, 2023 and December 31, 2022, based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of March 31, 2023, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of March 31, 2023, included in the above table resulted from the impact of increasing interest rates and market spreads. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of March 31, 2023, resulted from an increase in interest rates and, to a lesser extent, market spreads since the securities were purchased. Unrealized losses of $53 related to 738 investment grade securities with an average unrealized loss equal to 8% of amortized cost at March 31, 2023. Securities that have below investment grade credit ratings or are unrated comprise $1 of the gross unrealized loss and have an average unrealized loss equal to 6% of amortized cost at March 31, 2023. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of March 31, 2022, is probable.
Residential mortgage-backed securities and Other asset-backed securities
As of March 31, 2023, $16 of the unrealized loss on residential mortgage-backed securities related to 12 Ambac insured securities. Five of these account for $15 of the unrealized loss and have an average unrealized loss equal to 13% of amortized cost. The $5 unrealized loss on other asset backed securities related to 11 Ambac-insured securities that have an average unrealized loss equal to 4% of amortized cost. The majority of these unrealized losses for both residential mortgage-backed and other asset-backed securities relate to securities with long dated weighted average lives making their fair values more sensitive to interest rate changes. Also, most of these securities have below investment grade credit ratings or are unrated. The unrealized losses on these obligations resulted from adverse market conditions for long dated credit assets. As noted above, expected cash flows used in evaluating credit impairment of Ambac-insured securities contemplate full and timely payment of all principal and interest payments. This assumption is included in the projection of model based cash flows used in evaluating credit impairments on beneficial interests in securitized financial assets, including the residential mortgage backed and student loan asset backed securities included in this group.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

Three Months Ended March 31,	2023	2022
Fixed maturity securities	$17	$15
Short-term investments	6	—
Investment expense	(2)	(1)
Securities available-for-sale and short-term	21	14
Fixed maturity securities - trading	—	(9)
Other investments	13	—
Total net investment income (loss)	$34	$5
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities, including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments:
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

Three Months Ended March 31,	2023	2022
Gross realized gains on securities	$—	$23
Gross realized losses on securities	(2)	(15)
Foreign exchange gains (losses)	(2)	3
Credit impairments	(1)	(1)
Intent / requirement to sell impairments	—	—
Net investment gains (losses), including impairments	$(4)	$10
Ambac had an allowance for credit losses of $1 and $1 at March 31, 2023 and 2022, respectively.
Ambac did not purchase any financial assets with credit deterioration for the three months ended March 31, 2023 and 2022.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $61 and $64 at March 31, 2023 and December 31, 2022, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed maturity securities pledged as collateral, at fair value” and "Short-term investments pledged as collateral, at fair value." Refer to Note 7. Derivative Instruments for further
| Ambac Financial Group, Inc. 12 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $23 and $23 at March 31, 2023 and December 31, 2022, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 and $1 at March 31, 2023 and December 31, 2022, were deposited as security in connection with a letter of credit issued for an office lease.
Guaranteed Securities:
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC and other financial guarantors
(“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023:				December 31, 2022:
	Municipal Obligations	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)	Municipal Obligations	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
Ambac Assurance Corporation	$10	$392	$401	B-	$10	$394	$403	B
Total	$10	$392	$401	B-	$10	$394	$403	B
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $57 to private credit and private equity funds at March 31, 2023.

	Fair Value
Class of Funds	March 31, 2023	December 31, 2022	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$178	$186	quarterly or semi-annually	90 days
Private credit (2)	87	84	quarterly if permitted	180 days if permitted
High yields and leveraged loans (3)	84	80	daily	0 - 30 days
Equity market investments (4) (10)	68	64	daily or quarterly	0 - 90 days
Investment grade floating rate income (5)	47	63	weekly	0 days
Private equity (6)	49	47	quarterly if permitted	90 days if permitted
Real estate properties (7)	22	22	quarterly	10 business days
Convertible bonds (8)(10)	9	8	daily	0 days
Insurance-linked investments (9)	1	1	see footnote (9)	see footnote (9)
Total equity investments in pooled funds	$545	$556

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
(10)These categories include fair value amounts totaling $65 and $61 at March 31, 2023 and December 31, 2022, respectively, that are readily determinable and are priced through pricing vendors, including for Equity market investments $57 and $53 and Convertible bonds investments $9 and 8.
| Ambac Financial Group, Inc. 13 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Other investments also include preferred equity investments with a carrying value of $12 and $12 as of March 31, 2023 and December 31, 2022, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments or adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the periods presented.
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

Three Months Ended March 31,	2023	2022
Net gains (losses) recognized during the period on trading and equity securities	$7	$(13)
Less: net gains (losses) recognized during the reporting period on trading and equity securities sold during the period	2	(3)
Unrealized gains (losses) recognized during the reporting period on trading and equity securities still held at the reporting date	$5	$(10)
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
The Fair Value Measurement Topic of the ASC permits, as a practical expedient, the estimation of fair value of certain investments in funds using the net asset value per share of the investment or its equivalent (“NAV”). Investments in funds valued using NAV are not categorized as Level 1, 2 or 3 under the fair value hierarchy. The Investments — Equity Securities Topic of the ASC permits the measurement of certain equity securities without a readily determinable fair value at cost, less impairment, and adjusted to fair value when observable price changes in identical or similar investments from the same issuer occur (the "measurement alternative"). The fair values of investments measured under this measurement alternative are not included in the below disclosures of fair value of financial instruments. The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2023 and December 31, 2022, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
| Ambac Financial Group, Inc. 14 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	March 31, 2023					December 31, 2022
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$86	$86	$—	$86	$—	$102	$102	$—	$102	$—
Corporate obligations	679	679	—	667	13	598	598	—	585	12
Foreign obligations	79	79	79	—	—	76	76	76	—	—
U.S. government obligations	63	63	63	—	—	65	65	65	—	—
Residential mortgage-backed securities	240	240	—	240	—	238	238	—	238	—
Commercial mortgage-backed securities	15	15	—	15	—	15	15	—	15	—
Collateralized debt obligations	137	137	—	137	—	137	137	—	137	—
Other asset-backed securities	223	223	—	155	69	224	224	—	157	67
Fixed maturity securities, pledged as collateral:
Short-term	61	61	61	—	—	64	64	64	—	—
Short term investments	367	367	359	8	—	507	507	506	1	—
Other investments (1)	557	545	65	—	—	568	556	61	—	—
Cash, cash equivalents and restricted cash	40	40	38	2	—	44	44	43	1	—
Derivative assets:
Interest rate swaps—asset position	30	30	—	1	30	27	27	—	1	26
Warrants	1	1	—	—	1	1	1	—	—	1
Other assets-Loans	2	2	—	—	2	10	10	—	—	10
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	2,003	2,003	—	—	2,003	1,828	1,828	—	—	1,828
Fixed maturity securities: Municipal obligation, trading	16	16	—	16	—	43	43	—	43	—
Fixed maturity securities: Municipal obligations, available-for-sale	100	100	—	100	—	96	96	—	96	—
Restricted cash	256	256	256	—	—	17	17	17	—	—
Loans	1,856	1,856	—	—	1,856	1,829	1,829	—	—	1,829
Derivative assets: Interest rate swaps—asset position	198	198	—	198	—	190	190	—	190	—
Derivative assets: Currency swaps—asset position	45	45	—	45	—	49	49	—	49	—
Total financial assets	$7,056	$7,045	$922	$1,669	$3,974	$6,726	$6,715	$833	$1,615	$3,772
Financial liabilities:
Long term debt, including accrued interest	$935	$779	$—	$764	$15	$1,065	$878	$—	$864	$14
Derivative liabilities:
Interest rate swaps—liability position	44	44	—	44	—	38	38	—	38	—
Liabilities for net financial guarantees written (2)	318	668	—	—	668	159	476	—	—	476
Variable interest entity liabilities:
Long-term debt	3,060	3,053	—	2,937	116	3,107	3,145	—	2,992	154
Derivative liabilities: Interest rate swaps—liability position	1,174	1,174	—	1,174	—	1,048	1,048	—	1,048	—
Total financial liabilities	$5,531	$5,717	$—	$4,918	$799	$5,418	$5,586	$—	$4,942	$644
(1)Excluded from the fair value measurement categories in the table above are investment funds of $480 and $494 as of March 31, 2023 and December 31, 2022, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value amounts in the table above are equity securities with a carrying value of $12 and $12 as of March 31, 2023 and December 31, 2022, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
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

| Ambac Financial Group, Inc. 15 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
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
Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed maturity securities, equity interests in pooled investment funds, derivative instruments and certain variable interest entity assets and liabilities. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However, financial instruments valued using significant unobservable inputs typically have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
Fixed Maturity Securities:
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At
March 31, 2023, approximately 5%, 91% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2022, approximately 5%, 91% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $69 and $67 at March 31, 2023 and December 31, 2022, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at March 31, 2023 and December 31, 2022 include the following:

March 31, 2023:
a. Coupon rate:	5.98%
b. Average Life:	13.30 years
c. Yield:	12.00%

December 31, 2022:
a. Coupon rate:	5.98%
b. Average Life:	13.46 years
c. Yield:	12.60%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $13 and $12 at March 31, 2023 and December 31, 2022, respectively. Fair value was calculated by discounting cash flows to average maturity of 1.5 years and yield of 11.6% at March 31, 2023 and average maturity of 1.75 years and yield of 11.3% at
| Ambac Financial Group, Inc. 16 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
December 31, 2022. Yields used are consistent with the security type and rating.
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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads, and yield curves. The valuation of certain derivative contracts may require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact was not significant to the fair value of derivatives at March 31, 2023 or December 31, 2022.
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
Ambac holds warrants to purchase preferred stock of a development stage company. These warrants have a fair value of $1 and $1 as of March 31, 2023 and December 31, 2022, respectively. Fair value was determined using a standard warrant valuation model with internally developed input assumptions.
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
Long-term Debt:
Long-term debt includes AAC surplus notes, the Tier 2 Notes issued in connection with the Rehabilitation Exit Transactions (fully redeemed during the first quarter of 2023) and the Ambac UK debt issued in connection with the Ballantyne commutation. The fair values of surplus notes and Tier 2 Notes are classified as Level 2. The fair value of Ambac UK debt is classified as Level 3.
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
The fair value of FG VIE fixed maturity securities and loan assets are generally based on Level 2 market price quotes received from independent market sources when available. When FG VIE asset fair values are not readily available from market quotes, values are estimated internally. Internal valuations of FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with
| Ambac Financial Group, Inc. 17 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 6.3% and 6.8% at March 31, 2023 and December
31, 2022, respectively. At March 31, 2023, the range of these discount rates was between 5.5% and 7.3%. At December 31, 2022, the range of these discount rates were between 5.8% and 8.5%.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2023 and 2022. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
			VIE Assets
	Investments	Derivatives	Investments	Loans	Total
Three Months Ended March 31, 2023:
Balance, beginning of period	$79	$26	$1,828	$1,829	$3,762
Total gains/(losses) realized and unrealized:
Included in earnings	—	5	133	59	196
Included in other comprehensive income	3	—	43	42	87
Settlements	—	—	—	(73)	(74)
Balance, end of period	$81	$31	$2,003	$1,856	$3,972
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$5	$133	$59	$196
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$3	$—	$43	$42	$87

Three Months Ended March 31, 2022:
Balance, beginning of period	$91	$70	$3,320	$2,718	$6,199
Total gains/(losses) realized and unrealized:
Included in earnings	—	(17)	(93)	(96)	(204)
Included in other comprehensive income	(4)	—	(96)	(76)	(176)
Settlements	(1)	(2)	—	(78)	(80)
Balance, end of period	$86	$52	$3,131	$2,469	$5,738
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(17)	$(93)	$(96)	$(204)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(4)	$—	$(96)	$(76)	$(176)

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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Total gains (losses) included in earnings for the period	$—	$5	$191	$—	$—	$(17)	$(188)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	5	191	—	—	(17)	(188)	—
| Ambac Financial Group, Inc. 18 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
6.    INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended March 31,
	2023		2022
	Written	Earned	Written	Earned
Direct	$61	$46	$30	$23
Assumed	—	—	—	—
Ceded	43	32	18	8
Net premiums	$18	$14	$12	$15
The following table summarizes net premiums earned by location of risk:

Three Months Ended March 31,	2023	2022
United States	$11	$9
United Kingdom	2	4
Other international	—	1
Total	$14	$15
Premium Receivables, including credit impairments:
Premium receivables at March 31, 2023 and December 31, 2022 were $272 and $269, respectively.
•Legacy financial guarantee premium receivables are discounted using an appropriate risk-free rate corresponding to the weighted average life of each policy and currency to discount the future premiums contractually due or expected to be collected. The weighted average risk-free rate at March 31, 2023 and December 31, 2022, was 3.0% and 3.0%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2023 and December 31, 2022, was 8.0 years and 8.0 years, respectively.
•Specialty property and casualty premium receivables are not discounted and are typically paid upfront. Any receivables for such amounts are generally collected in the following period. Non-payment of premium by the policyholder may lead to policy cancellation.
Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2022.
•The Company records a premium receivable allowance for specialty property and casualty premiums that are 90 days past due.
•The key indicator management uses to assess the credit quality of the legacy financial guarantee premium receivables are Ambac's internal risk classifications for the insured obligations that are determined by the Risk Management Group.
Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of March 31, 2023 and December 31, 2022:

	Surveillance Categories as of March 31, 2023						Surveillance Categories as of December 31, 2022
Type of Guaranteed Bond	I	IA	II	III	IV	Total	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$138	$3	$5	$—	$—	$146	$140	$3	$5	$—	$—	$148
Other	2	—	—	—	—	2	2	—	—	—	—	2
Total Public Finance	140	3	5	—	—	148	142	3	5	—	—	150

Structured Finance:
Mortgage-backed and home equity	—	—	—	—	11	12	—	—	—	—	11	11
Student loan	1	1	—	7	—	8	1	1	—	7	—	8
Other	3	—	—	—	—	3	4	—	—	—	—	4
Total Structured Finance	4	1	—	7	11	23	5	1	—	7	11	24

International:
Sovereign/sub-sovereign	53	7	—	9	—	69	49	7	—	9	—	64
Investor-owned and public utilities	18	—	—	—	—	18	18	—	—	—	—	18
Other	3	—	—	—	—	3	2	—	—	—	—	2
Total International	74	7	—	9	—	90	70	7	—	9	—	85
Total (1) (2)	$218	$10	$5	$16	$11	$261	$217	$10	$5	$16	$11	$259
(1)    Excludes specialty property and casualty premium receivables of $17 and $16 at March 31, 2023 and December 31, 2022, respectively.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
| Ambac Financial Group, Inc. 19 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Below is a rollforward of the premium receivable allowance for credit losses as of March 31, 2023 and 2022:

Three Months Ended March 31,	2023	2022
Beginning balance	$5	$9
Current period provision (benefit)	—	(1)
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance (1)	$5	$8
(1)At March 31, 2023 and 2022, $0 and $1 of premiums were past due.
Legacy Financial Guarantee Premium Receivables:
Below is the gross premium receivable roll-forward, net of the allowance for credit losses, for the affected periods:

Three Months Ended March 31,	2023	2022
Beginning premium receivable	$254	$320
Premium receipts	(9)	(15)
Adjustments for changes in expected and contractual cash flows for contracts (1)	7	3
Accretion of premium receivable discount for contracts	2	2
Changes to allowance for credit losses	—	1
Other adjustments (including foreign exchange) (2)	2	(3)
Ending premium receivable (3)	$256	$308
(1)Adjustments for changes in expected and contractual cash flows are primarily due to lower discount rates
(2)Includes foreign exchange gains (losses) of $2 and $(4) for 2023 and 2022, respectively.
(3)Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At March 31, 2023 and 2022, premium receivables include British Pounds of $75 (£61) and $101 (£77), respectively, and Euros of $15 (€13) and $16 (€15), respectively.

The following table summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at March 31, 2023:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
June 30, 2023	$7	$5
September 30, 2023	7	5
December 31, 2023	5	5
Twelve months ended:
December 31, 2024	26	20
December 31, 2025	25	19
December 31, 2026	24	19
December 31, 2027	23	18
Five years ended:
December 31, 2032	98	73
December 31, 2037	62	44
December 31, 2042	29	17
December 31, 2047	14	8
December 31, 2052	4	2
December 31, 2057	—	—
Total	$325	$235
(1)Future premiums to be collected are undiscounted, gross of allowance for credit losses, and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet.
(2)Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2022. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the insured portfolio. Below are the components of the loss and loss expense reserves and the subrogation recoverable asset at March 31, 2023 and December 31, 2022:

	March 31, 2023					December 31, 2022
	Specialty Property and Casualty	Legacy Financial Guarantee				Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows					Present Value of Expected Net Cash Flows		:	:	:	:
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries		Unearned Premium Revenue		Gross Loss and Loss Expense Reserves
March 31, 2023:
Loss and loss expense reserves	$107	$822	$(48)	$(30)	$851	$90	$787	$(44)		$(28)		$805
Subrogation recoverable	—	2	(148)	—	(146)	—	5	(276)		—		(271)
Totals	$107	$824	$(196)	$(30)	$705	$90	$791	$(319)		$(28)		$534

| Ambac Financial Group, Inc. 20 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Three Months Ended March 31,	2023	2022
Beginning gross loss and loss expense reserves	$534	$(522)
Reinsurance recoverable	115	56
Beginning balance of net loss and loss expense reserves	419	(578)
Losses and loss expenses (benefit):
Current year	2	1
Prior years	16	23
Total (1) (2)	18	24
Loss and loss expenses paid (recovered):
Current year	—	—
Prior years	(141)	(150)
Total	(141)	(150)
Foreign exchange effect	—	(1)
Ending net loss and loss expense reserves	578	(404)
Impact of VIE consolidation	—	(292)
Reinsurance recoverable (3)	127	49
Ending gross loss and loss expense reserves	$705	$(647)
(1)Total losses and loss expenses (benefit) includes $(20) and $(7) for the three months ended March 31, 2023 and 2022, respectively, related to ceded reinsurance.
(2)Ambac recorded the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W's) by transaction sponsors within losses and loss expenses (benefit) for the Legacy Financial Guarantee segment. The losses and loss expense incurred associated with changes in estimated R&W's for the three months ended March 31, 2023 and 2022, was $0 and $224, respectively.
(3)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $3 and $0 as of March 31, 2023 and 2022, respectively, related to previously presented loss and loss expenses and subrogation.
For 2023, the adverse development in prior years was largely driven by the impact of lower discount rates on the RMBS portfolio, partially offset by assumption changes in the international portfolio.
For 2022, the adverse development in prior years was primarily attributable to the reduction in the R&W recoverable partially offset by the positive benefit of the March 2022 Puerto Rico restructuring.
Legacy Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at March 31, 2023 and December 31, 2022, excluding consolidated VIEs. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at March 31, 2023 and December 31, 2022,was 3.5% and 3.9%, respectively.

Surveillance Categories as of March 31, 2023
	I	IA	II	III	IV	V	Total
Number of policies	32	7	10	12	102	5	168
Remaining weighted-average contract period (in years) (1)	8	15	12	14	12	6	12
Gross insured contractual payments outstanding:
Principal	$570	$514	$1,056	$414	$1,597	$34	$4,185
Interest	487	338	297	149	583	19	1,872
Total	$1,057	$852	$1,353	$563	$2,180	$53	$6,058
Gross undiscounted claim liability	$3	$7	$59	$402	$749	$53	$1,272
Discount, gross claim liability	—	(1)	(8)	(137)	(299)	(9)	(455)
Gross claim liability before all subrogation and before reinsurance	3	6	50	265	449	44	818
Less:
Gross other subrogation (2)	(14)	(4)	—	(30)	(194)	(12)	(254)
Discount, other subrogation	2	1	—	5	48	3	59
Discounted other subrogation, before reinsurance	(11)	(4)	—	(26)	(146)	(8)	(196)
Gross claim liability, net of all subrogation and discounts, before reinsurance	(9)	2	50	240	303	36	622
Less: Unearned premium revenue	(1)	(5)	(12)	(1)	(10)	(1)	(30)
Plus: Loss expense reserves	1	1	1	1	2	—	6
Gross loss and loss expense reserves	$(9)	$(2)	$40	$240	$295	$35	$598
Reinsurance recoverable reported on Balance Sheet (3)	$1	$—	$9	$21	$3		$34
(1)Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.
(2)Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.
| Ambac Financial Group, Inc. 21 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
(3)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $34 related to future loss and loss expenses and $0 related to presented loss and loss expenses and subrogation.

Surveillance Categories as of December 31, 2022
	I	IA	II	III	IV	V	Total
Number of policies	37	6	9	12	93	5	162
Remaining weighted-average contract period (in years) (1)	7	19	14	14	12	7	14
Gross insured contractual payments outstanding:
Principal	$709	$200	$459	$1,000	$1,646	$34	$4,047
Interest	526	198	286	156	565	19	1,750
Total	$1,235	$399	$745	$1,156	$2,210	$53	$5,797
Gross undiscounted claim liability	$4	$4	$43	$446	$729	$53	$1,279
Discount, gross claim liability	(1)	(1)	(7)	(162)	(316)	(9)	(496)
Gross claim liability before all subrogation and before reinsurance	3	3	36	284	413	43	783
Less:
Gross RMBS subrogation (2)	—	—	—	—	(140)	—	(140)
Discount, RMBS subrogation	—	—	—	—	—	—	—
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(140)	—	(140)
Less:
Gross other subrogation (3)	(14)	(4)	—	(31)	(172)	(12)	(233)
Discount, other subrogation	2	—	—	5	42	4	54
Discounted other subrogation, before reinsurance	(12)	(3)	—	(26)	(130)	(8)	(179)
Gross claim liability, net of all subrogation and discounts, before reinsurance	(9)	—	36	258	143	35	464
Less: Unearned premium revenue	(2)	(2)	(5)	(8)	(10)	(1)	(28)
Plus: Loss expense reserves	1	1	—	2	4	—	8
Gross loss and loss expense reserves	$(10)	$(2)	$32	$252	$137	$34	$444
Reinsurance recoverable reported on Balance Sheet (4)	$1	$—	$8	$21	$3	$—	$33
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
Representation and Warranty Recoveries:
Ambac had recorded RMBS R&W subrogation recoveries of $0 ($0 net of reinsurance) and $140 ($140 net of reinsurance) at March 31, 2023 and December 31, 2022, respectively. On December 29, 2022, AAC entered into a Settlement Agreement and Release with Nomura Credit & Capital, Inc. ("Nomura") whereby the parties settled all RMBS litigation brought by AAC against Nomura and AAC received $140 on January 3, 2023, bringing to a close all of AAC's legacy litigation against RMBS sponsors.
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
| Ambac Financial Group, Inc. 22 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Ambac’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $265 at March 31, 2023. Credit exposure existed at March 31, 2023, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac under the terms of these reinsurance arrangements. At March 31, 2023, there were ceded reinsurance balances payable of $38 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Ambac.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Ambac in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac held letters of credit and collateral amounting to $115 from its reinsurers at March 31, 2023. For those reinsurance counterparties that do not currently post collateral, Ambac's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the PWIC and 21st Century Company acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively, to mitigate any residual risk to these reinsurers.
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
At March 31, 2023, our top three reinsurers represented 82.6% of our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our three most significant reinsurers by amount of reinsurance recoverable as of March 31, 2023.

Reinsurers	Type of Insurance	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
QBE Insurance Corporation	Specialty P&C	A	$40	$40
Assured Guaranty Re Ltd.	Financial Guarantee	AA	30	—
General Reinsurance Company	Specialty P&C	A++	37	27
All other reinsurers			23	7
Total recoverables			$130	$75
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
Ambac has uncollateralized credit exposure of $75 and $60 and has recorded an allowance for credit losses of less than a million at March 31, 2023 and December 31, 2022. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $43 and $45 at March 31, 2023 and December 31, 2022, respectively. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities.
| Ambac Financial Group, Inc. 23 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
7.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023					December 31, 2022
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Derivative Assets:
Interest rate swaps	$30	$—	$30	$—	$30	$27	$—	$27	$—	$27
Warrants	1	—	1	—	1	1	—	1	—	1
Total non-VIE derivative assets	$31	$—	$31	$—	$31	$28	$—	$27	$—	$27
Derivative Liabilities:
Interest rate swaps	$44	$—	$44	$43	$—	$38	$—	$38	$38	$—
Total non-VIE derivative liabilities	$44	$—	$44	$43	$—	$38	$—	$38	$38	$—
Variable Interest Entities Derivative Assets:
Interest rate swaps	$198	$—	$198	$198	$—	$190	$—	$190	$—	$190
Currency swaps	45	—	45	45	—	49	—	49	—	49
Total VIE derivative assets	$243	$—	$243	$243	$—	$239	$—	$239	$—	$239
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,174	$—	$1,174	$—	$1,174	$1,048	$—	$1,048	$—	$1,048
Total VIE derivative liabilities	$1,174	$—	$1,174	$—	$1,174	$1,048	$—	$1,048	$—	$1,048

Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $9 and $6 as of March 31, 2023 and December 31, 2022, respectively. Amounts representing an obligation to return cash collateral were $254 and $0 as of March 31, 2023 and December 31, 2022, respectively and are reported in "Variable interest entity liabilities: Other liabilities".
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended March 31,
		2023	2022
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on derivative contracts	(3)	30
Warrants	Net gains (losses) on derivative contracts	—	—
Futures contracts	Net gains (losses) on derivative contracts	—	27
Total Non-VIE derivatives		$(4)	$57
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$(99)	$6
Interest rate swaps	Income (loss) on variable interest entities	(3)	5
Total Variable Interest Entities		(102)	11
Total derivative contracts		$(105)	$68

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
financings. As of March 31, 2023 and December 31, 2022, the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	March 31, 2023	December 31, 2022
Interest rate swaps—pay-fixed/receive-variable	$861	$989
Interest rate swaps—receive-fixed/pay-variable	332	337
| Ambac Financial Group, Inc. 24 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Other Derivatives:
As of March 31, 2023 Ambac holds warrants to purchase preferred stock of a development stage company.
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2023 and December 31, 2022, were as follows:

	Notional
Type of VIE Derivative	March 31, 2023	December 31, 2022
Interest rate swaps—receive-fixed/pay-variable	$1,609	$1,573
Interest rate swaps—pay-fixed/receive-variable	890	887
Currency swaps	169	176
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
As of March 31, 2023 and December 31, 2022, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $43 and $38, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $58 and $54, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on March 31, 2023, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
8.    GOODWILL AND INTANGIBLE ASSETS
See Note 2. Basis of Presentation and Significant Accounting Policies for discussion of goodwill. The following table presents the Company's goodwill.

	March 31, 2023	December 31, 2022
Beginning balance	$61	$46
Business acquisitions	—	15
Impairments	—	—
Ending balance	$61	$61
Intangible assets and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	March 31, 2023	December 31, 2022
Finite-lived Intangible Assets:
Insurance intangible:
Gross carrying value	$1,251	$1,247
Accumulated amortization	990	981
Net insurance intangible asset	261	266
Other intangibles:
Gross carrying value	52	52
Accumulated amortization	7	6
Net other intangible assets	46	47
Total finite-lived intangible assets	307	312
Indefinite-lived Intangible Assets:
Insurance licenses	14	14
Total intangible assets	$321	$326
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
| Ambac Financial Group, Inc. 25 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
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

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to FG VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

	March 31, 2023			December 31, 2022
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$2,003	$—	$2,003	$1,828	$—	$1,828
Municipal obligations, trading	—	16	16	—	43	43
Municipal obligations, available-for-sale (1)	—	100	100	—	96	96
Total FG VIE fixed maturity securities, at fair value	2,003	116	2,119	1,828	139	1,967
Restricted cash	255	1	256	1	16	17
Loans, at fair value (2)	1,856	—	1,856	1,829	—	1,829
Derivative assets	243	—	243	239	—	239
Other assets	—	1	1	—	2	2
Total FG VIE assets	$4,358	$118	$4,476	$3,896	$157	$4,054
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$2,869	$—	$2,869	$2,788	$—	$2,788
Long-term debt, at par less unamortized discount	—	191	191	—	319	319
Total long-term debt	2,869	191	3,060	2,788	319	3,107
Derivative liabilities	1,174	—	1,174	1,048	—	1,048
Cash collateral payable	254	—	254	—	—	—
Other liabilities	—	1	1	—	5	5
Total FG VIE liabilities	$4,297	$192	$4,489	$3,836	$324	$4,160
Number of FG VIEs consolidated	4	4	8	5	4	9
(1)Available-for-sale FG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $99 and $99 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, there were $2 aggregate gross unrealized gains and $(1) aggregated gross unrealized losses. At December 31, 2022, there were $1 aggregate gross unrealized gains and $(4) aggregated gross unrealized losses. All such securities had contractual maturities due after ten years as of March 31, 2023.
(2)The unpaid principal balances of loan assets carried at fair value were $1,975 as of March 31, 2023 and $1,977 as of December 31, 2022.
(3)The unpaid principal balances of long-term debt carried at fair value were $3,088 as of March 31, 2023 and $3,064 as of December 31, 2022.
| Ambac Financial Group, Inc. 26 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

Three Months Ended March 31,	2023	2022
Net change in fair value of VIE assets and liabilities reported under the fair value option	$3	$(1)
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	—	(1)
Net change in fair value of VIE assets and liabilities reported in earnings under the fair value option	3	(1)
Investment income (loss)	2	(4)
Net realized investment gains (losses) on available-for-sale securities	—	1
Interest expense on long-term debt carried at par less unamortized cost	(5)	(2)
Gain (loss) from consolidating VIEs	—	28
Income (loss) on variable interest entities	$(1)	$22
As further discussed in Note 6. Insurance Contracts, on March 17, 2022, in connection with the Puerto Rico restructuring, two new trusts were established. Ambac was required to consolidate these trusts which resulted in a combined gain of $28 for the three months ended March 31, 2022. Including these new trusts, Ambac consolidated zero and two FG VIEs for the three months ended March 31, 2023 and 2022, respectively. Ambac deconsolidated one FG VIE for the three months ended March 31, 2023 as a result of the retirement of all Ambac-insured bonds in the trust. There was no deconsolidation gain or loss for the three months ended March 31, 2023. Ambac did not deconsolidate any FG VIEs for the three months ended March 31, 2022.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of March 31, 2023 and December 31, 2022:

	March 31, 2023:				December 31, 2022:
	Carrying Value of Assets and Liabilities				Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
Global structured finance:
Mortgage-backed—residential	$2,531	$141	$437	$—	$2,559	$266	$400	$—
Other consumer asset-backed	630	5	226	—	652	6	225	—
Other	424	2	2	—	430	2	2	1
Total global structured finance	3,585	148	665	—	3,642	274	628	1
Global public finance	17,907	221	216	—	17,997	216	212	—
Total	$21,492	$370	$881	$—	$21,639	$490	$840	$1
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
(4)Net derivative assets (liabilities) represent the fair value recognized on interest rate swaps on Ambac’s Consolidated Balance Sheets.
10.    REVENUES FROM CONTRACTS WITH CUSTOMERS
The following table presents the Insurance Distribution business operations revenues recognized in accordance with the Revenue from Contracts with Customers Topic of the ASC disaggregated by policy type for the affected periods:

Three Months Ended March 31,	2023	2022
Employer Stop Loss	$5	$4
Affinity Products	5	5
Commercial auto	3	—
Other	1	—
Total	$15	$9
During the three months ended March 31, 2023 and 2022, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $3 and $4, respectively.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

	March 31, 2023	December 31, 2022
Premiums and commissions receivable	$8	$7
Contract assets	10	5
Contract liabilities	1	1
| Ambac Financial Group, Inc. 27 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Contract assets represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy. The Company does not have the right to bill or collect payment on i) base commissions until the related premiums from policyholders has been collected nor ii) profit-sharing commissions until after the contract year is completed. Changes in contract assets during the three months ended March 31, 2023, is primarily due to the timing of new or renewal policies, growth in the business, reclassifications to receivables (unconditional right) and collections.
Contract liabilities represent advance consideration received from customers related to employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the three months ended March 31, 2023 and 2022, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of $0 and $1, respectively.
11.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Three Months Ended March 31, 2023:					Three Months Ended March 31, 2022:
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(71)	$3	$(184)	$(1)	$(253)	$154	$4	$(100)	$(1)	$58
Other comprehensive income (loss) before reclassifications	14	3	16	—	33	(104)	—	(23)	—	(127)
Amounts reclassified from accumulated other comprehensive income (loss)	4	—	—	—	3	(1)	—	—	—	(1)
Net current period other comprehensive income (loss)	17	3	16	—	36	(105)	—	(23)	—	(127)
Ending Balance	$(54)	$6	$(168)	$(1)	$(217)	$49	$4	$(123)	$(1)	$(70)
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
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended March 31,
	2023	2022
Unrealized Gains (Losses) on Available-for-Sale Securities
	$4	$(1)	Net realized investment gains (losses)
	(1)	—	Provision for income taxes
	$4	$(1)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	Other income
Actuarial (losses)	—	—	Other income
	—	—	Total before tax
	—	—	Provision for income taxes
	$—	$—	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$—	$1	Credit risk changes of fair value option liabilities
	—	—	Provision for income taxes
	$—	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$3	$(1)	Net of tax and noncontrolling interest

| Ambac Financial Group, Inc. 28 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
12.    NET INCOME PER SHARE
As of March 31, 2023, 45,321,745 shares of AFG's common stock (par value $0.01) and warrants entitling holders to acquire up to 4,876,114 shares of new common stock at an exercise price of $16.67 per share were issued and outstanding. Common shares outstanding increased by 347,988 during the three months ended March 31, 2023, primarily due settlements of employee restricted and performance stock units. As of April 30, 2023, all of AFG's outstanding warrants expired without being exercised.
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
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

Three Months Ended March 31,	2023	2022
Net income (loss) attributable to common stockholders	$(33)	$2
Adjustment to redemption value (ASC 480)	—	—
Numerator of basic and diluted EPS	$(33)	$2
Per Share:
Basic	$(0.73)	$0.04
Diluted	$(0.73)	$0.04
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
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

Three Months Ended March 31,	2023	2022
Basic weighted average shares outstanding denominator	45,564,276	46,731,459
Effect of potential dilutive shares :
Warrants	—	—
Restricted stock units	—	82,066
Performance stock units (1)	—	546,206
Diluted weighted average shares outstanding denominator	45,564,276	47,359,731
Anti-dilutive shares excluded from the above reconciliation:
Warrants	4,876,114	4,877,617
Restricted stock units	555,354	253,828
Performance stock units (1)	601,033	—
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

Three Months Ended March 31,	2023	2022
U.S.	$(48)	$(1)
Foreign	19	4
Total	$(29)	$3
| Ambac Financial Group, Inc. 29 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

Three Months Ended March 31,	2023	2022
Current taxes
U. S. federal	$—	$—
U.S. state and local	—	—
Foreign	2	1
Total Current taxes	2	2
Deferred taxes
Foreign	2	(1)
Total Deferred taxes	2	(1)
Provision for income taxes	$4	$—
As of March 31, 2023, the Company has (i) $3,461 of NOLs, which if not utilized will begin expiring in 2030, and will fully expire in 2044, and (ii) $310 of interest expense tax deduction carryover, which has an indefinite carryforward period but is limited in any particular year based on certain provisions.
14.    COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 20: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
Litigation Against Ambac
In re National Collegiate Student Loan Trusts Litigation (Delaware Court of Chancery, Consolidated C.A. No. 12111, filed November 1, 2019). The Vice Chancellor has entered a series of stays to facilitate good-faith settlement discussions, the most recent of which was entered on May 2, 2023 and stays the matter through May 5, 2023.
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
Puerto Rico
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03283) (appeals of the Commonwealth Plan). On January 18, 2022, the District Court entered an order confirming the Commonwealth Plan and entered its findings of fact and conclusions of law related thereto. Several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals, including a number of teachers’ unions (“the Teachers’ Unions”), the Oversight Board, certain individual creditors, a number of credit unions (“the Credit Unions”), and Suiza Dairy Corporation (“Suiza”). Oversight Board: On July 18, 2022, the First Circuit rejected the Oversight Board’s challenges to, and affirmed, the confirmation order. The Oversight Board filed a petition for a writ of certiorari seeking Supreme Court review of the First Circuit’s decision in its appeal of the confirmation order on October 17, 2022; the Supreme Court denied the Oversight Board’s petition on February 21, 2023.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03567) (appeal of the PRHTA POA). On October 12, 2022, the District Court entered an order confirming the PRHTA POA and entered its findings of fact and conclusions of law related thereto. On October 24, 2022, a group of present and former employees of PRHTA (“the Vazquez-Velazquez Group”) filed a notice of appeal with respect to, and a motion to stay, the PRHTA POA confirmation order. The Vazquez-Velazquez Group filed its opening brief in the First Circuit on February 15, 2023. The Oversight Board filed its response brief on March 29, 2023. On April 14, 2023, the First Circuit entered an order extending the Vazquez-Velazquez Group’s deadline to file its reply brief to May 4, 2023. Oral argument is scheduled for June 8, 2023.
Student Loans Exposure
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The Third Circuit is scheduled to hear oral argument in the matter on May 17, 2023.
RMBS Litigation
In connection with AAC’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the
| Ambac Financial Group, Inc. 30 2023 First Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
obligation by the sponsors to repurchase ineligible loans, AAC has filed various lawsuits:
•    Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). On October 18, 2022, the Court set a schedule for additional summary judgment briefing, which was concluded on February 10, 2023, and to be followed by briefing on AAC’s proposed use of statistical sampling before proceeding with Phase 2 discovery. Oral argument relating to the additional summary judgment briefing is scheduled to be held on June 5, 2023.
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
The following discussion should be read in conjunction with our consolidated financial statements in Part I, Item 1 and the matters described under Part II, Item 1A Risk Factors in this Quarterly Report and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Refer to Item 1. Business and Note 1. Background and Business Description for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.

Organization of Information
MD&A includes the following sections:
EXECUTIVE SUMMARY ($ in millions)
AFG Net Assets
AFG has the following net assets to support its goals and strategies, including the development and growth of its Specialty Property and Casualty Insurance and Insurance Distribution businesses, acquisitions and capital management. AFG does not have any commitment or other obligation to provide capital or liquidity to AAC, whose financial guarantee business has been in run-off since 2008. As of March 31, 2023, AFG's stand alone net assets, excluding its equity investments in subsidiaries, were $224.

Cash and short-term investments	$179
Other investments (1)	28
Other net assets	17
Total	$224
(1)Includes strategic minority investments in insurance services businesses of $25.
| Ambac Financial Group, Inc. 31 2023 First Quarter FORM 10-Q |

Segments
AFG's subsidiaries/businesses are divided into three segments with results for the three months ended March 31, 2023 and 2022 as follows:

($ in millions)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Three Months Ended March 31, 2023
Premiums placed			$77		77
Gross premiums written	$9	$52			$61
Net premiums written	9	9			18

Total revenues	32	9	15	$2	58
Total expenses	64	10	11	2	86
Pretax income (loss)	(32)	(1)	4	—	(29)
Ambac Stockholders’ Equity (1)	824	111	94	224	1,254
Non-redeemable noncontrolling interest	51	2			53
Total stockholders’ equity	$875	$113	$94	$224	$1,307

Three Months Ended March 31, 2022
Premiums placed			$45		45
Gross premiums written	$6	$24			$30
Net premiums written	7	5			12

Total revenues	109	2	9	$—	119
Total expenses	102	4	6	3	116
Pretax income (loss)	6	(2)	2	(3)	3
Ambac Stockholders’ Equity(1)	567	115	66	166	914
Non-redeemable noncontrolling interest	60				60
Total stockholders’ equity	$627	$115	$66	$166	$974
(1)Represents Ambac's stockholders equity for each segment, including intercompany eliminations.
Legacy Financial Guarantee:
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
At March 31, 2023, AAC owned $287 of distressed Ambac-insured bonds, including significant concentrations of insured RMBS bonds. Subject to internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase or sell Ambac-insured securities, surplus notes and/or other Ambac issued securities, and may consider opportunities to exchange securities issued or insured by it from time to time for other securities issued by it.
Liability and Insured Exposure Management
Ambac's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. Ambac completed risk reduction transactions of $136 of net par exposure related to Puerto Rico for the three months ended March 31, 2023
The following table provides a comparison of total, adversely classified ("ACC") and watch list credit net par outstanding in the insured portfolio at March 31, 2023 and December 31, 2022. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.
| Ambac Financial Group, Inc. 32 2023 First Quarter FORM 10-Q |

	March 31, 2023	December 31, 2022	Decrease
Total	$22,440	$22,613	$(173)	(1)%
ACC	4,550	4,735	(185)	(4)%
Watch list	3,026	3,044	(18)	(1)%
The decrease in total and ACC credit net par outstanding resulted from active de-risking, scheduled maturities, amortizations, refundings and calls, partially offset by a weakening of the USD versus the GBP and EURO.
Banking Sector Crisis of 2023
The recent collapse of several banks precipitated a sudden loss of confidence in the banking system, prompting bank runs and the U.S. government to provide direct support to failed banks and, through an expansive emergency lending program, the system more broadly. In the U.S., this crisis was in part a consequence of rising interest rates, resulting in large declines in the market value of U.S. Treasury and government-backed debt held by banking institutions. The risk of additional bank failures due to asset-liability mismatches or other risks, such as outsized exposure to commercial real estate, remains. Despite recent actions by government agencies and regulators to mitigate the consequences of these bank failures by providing liquidity and guaranteeing uninsured deposits, there is no guarantee that they will provide similar support in the event of additional bank failures. In Europe, regulators stepped in to facilitate mergers of stressed banks into more stable institutions. The ability or willingness of healthy banks to merge with stressed banks in the future is also subject to significant uncertainty.
Ambac's cash balances held at banks was $43 as of March 31, 2023 and $44 as of December 31, 2022. Substantially all of these cash balances were uninsured as of March 31, 2023 and December 31, 2022 because they either (i) exceeded the $250,000 FDIC insurance limit or (ii) were held in foreign banks. These cash balances were held primarily with Ambac's main operating banks which are large money center and/or global banks. Ambac actively manages its cash balances to reduce bank risk and to enhance yield by transferring most of its funds to government and prime money market funds. Included in the cash balances above is $15 of cash of companies Ambac has acquired within its insurance distribution businesses that are held in regional banks. The management of these balances and the associated bank exposure is under consideration as part of Ambac's ongoing integration of these acquired businesses.
Ambac also has exposure to banks through its fixed maturity investment portfolio totaling $157 and $119 as of March 31, 2022, and December 31, 2023. All of these investments are managed by third-party asset management firms which follow single and sector risk limits established by Ambac. The average rating of our fixed income investment in banks was A- as of March 31, 2023.
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
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the three months ended March 31, 2023, included the following:

Net income (1)	$(2)
Gain (loss) on foreign currency translation (net of tax), included in other comprehensive income	16
Foreign currency impact on unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax), included in other comprehensive income	(4)
Impact on total comprehensive income (loss)	$10
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
Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for further information on the impact of future currency rate changes on Ambac's financial instruments.
CRITICAL ACCOUNTING ESTIMATES
Ambac’s Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of material estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2022.
FINANCIAL GUARANTEES IN FORCE
($ in millions)
Financial guarantee products were sold in three principal markets: U.S. public, U.S. structured and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at March 31, 2023 and December 31, 2022. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable
| Ambac Financial Group, Inc. 33 2023 First Quarter FORM 10-Q |

interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded.

	March 31, 2023	December 31, 2022
Public Finance (1) (2)	$10,318	$10,547
Structured Finance	3,524	3,612
International Finance	8,598	8,454
Total net par outstanding	$22,440	$22,613
(1)Includes $5,377 and $5,400 of Military Housing net par outstanding at March 31, 2023 and December 31, 2022, respectively.
(2)Includes $106 and $244 of Puerto Rico net par outstanding at March 31, 2023 and December 31, 2022, respectively.

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at March 31, 2023:

Sector	Co.	Bond Kind	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding	% of Total Net Par Outstanding
IF	AUK	Investor Owned Utility Gas - unsecured	UK-Utility	BBB+	2037	$838	2.8%
IF	AUK	Other Asset Securitizations	UK-Asset Securitizations	BBB	2033	737	3.1%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2040	727	3.3%
IF	AUK	PFI - Hospitals	UK-Infrastructure	A-	2046	704	3.7%
IF	AUK	Investor Owned Utility Other - unsecured	UK-Utility	A-	2035	628	3.2%
IF	AUK	Sub-Sovereign	Italy-Sub-Sovereign	BIG	2035	599	2.2%
IF	AUK	Investor Owned Utility Electric - unsecured	UK-Utility	BBB+	2036	576	2.7%
PF	AAC	US State Lease/Appropriation	US-Lease and Tax-backed Revenue	BBB-	2036	489	2.6%
IF	AUK	PFI - Accommodation	UK-Infrastructure	BBB+	2038	472	2.1%
PF	AAC	Military Housing	US-Housing Revenue	BBB-	2052	449	2.0%
Total						$6,219	27.7%
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

Net par related to the top ten exposures increased $103 from December 31, 2022. Exposures are impacted by changes in foreign exchange rates ($108 increase during the three months ended March 31, 2023), certain indexation rates, reinsurance transactions and scheduled and unscheduled paydowns. As a result of recent increases in inflation, such indexation exposures have increased at a faster pace than they have historically.
The concentration of net par amongst the top ten (as a percentage of net par outstanding) was 28% at March 31, 2023, and 27% at December 31, 2022. Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $30 per single risk, with insured exposures ranging up to $384 and a median net par outstanding of $5.
Given that Ambac has not written any new financial guaranty insurance policies since 2008, the legacy financial guarantee insured portfolio is expected to become increasingly concentrated to large and/or below investment grade exposures.

Exposure Currency
The table below shows the distribution by currency of AAC’s insured exposure as of March 31, 2023:

Currency	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$14,023	$14,023
British Pounds		£5,832	7,194
Euros		€892	969
Australian Dollars	A$	380	254
Total			$22,440
| Ambac Financial Group, Inc. 34 2023 First Quarter FORM 10-Q |

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at March 31, 2023 and December 31, 2022. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:

December 31, 2022

AA: 7%
A: 36%
BBB: 40%
BIG: 17%

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
Summary of Below Investment Grade Exposure:

	Net Par Outstanding
Bond Type	March 31, 2023	December 31, 2022
Public Finance:
Military Housing	$365	$366
Puerto Rico	106	244
Other	212	213
Total Public Finance	683	823
Structured Finance:
RMBS	1,794	1,841
Student loans	273	275
Total Structured Finance	2,068	2,117
International Finance:
Sovereign/sub-sovereign	712	701
Transportation	315	310
Other	—	2
Total International Finance	1,027	1,013
Total	$3,778	$3,953
The net decline in below investment grade exposures is primarily due to the Puerto Rico de-risking of $136.
Below investment grade exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.
Results of Operations ($ in millions)
Consolidated Results
A summary of our financial results is shown below:

Three Months Ended March 31,	2023	2022
Gross premiums written	$61	$30
Revenues:
Net premiums earned	$14	$15
Commission income	14	9
Program fees	1	—
Net investment income	34	5
Net investment gains (losses), including impairments	(4)	10
Net gains (losses) on derivative contracts	(4)	57
Income (loss) on variable interest entities	(1)	22
Other income	3	2
Expenses:
Losses and loss adjustment expenses	18	24
Amortization of deferred acquisition costs, net	1	—
Commission expense	8	5
General and administrative expenses	36	29
Intangible amortization	7	14
Interest expense	16	44
Provision for income taxes	4	—
Net income (loss)	(33)	2
Less: net (gain) loss attributable to noncontrolling interest	(1)	—
Net income (loss) attributable to common stockholders	$(33)	$2
| Ambac Financial Group, Inc. 35 2023 First Quarter FORM 10-Q |

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2023 and 2022, respectively.
Gross Premiums Written. Gross premiums written increased $30 for the three months ended March 31, 2023, compared to the same period in the prior year, as shown by segment below.

Three Months Ended March 31,	2023	2022
Legacy Financial Guaranty Insurance	$9	$6
Specialty Property & Casualty Insurance	52	24
Total	$61	$30
Legacy Financial Guarantee Insurance gross written premiums relate to changes in expected and contractual premium cash flows for existing financial guarantees in force.
Net Premiums Earned. Net premiums earned decreased $1 for the three months ended March 31, 2023, compared to the same period in the prior year as shown by segment below.

Three Months Ended March 31,	2023	2022
Legacy Financial Guaranty Insurance	$7	$13
Specialty Property & Casualty Insurance	7	1
Total	$14	$15
The reduction in Legacy Financial Guarantee Insurance segment was primarily due to de-risking activities, including the Puerto Rico restructurings, and run-off of the insured portfolio.
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
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

Three Months Ended March 31,	2023	2022
Securities available-for-sale and short-term other than Ambac-insured	$16	$7
Other investments (includes trading securities)	13	(9)
Securities available-for-sale: Ambac-insured (including secured notes)	5	7
Net investment income (loss)	$34	$5
Net investment income (loss) increased $29 for the three months ended March 31, 2023 compared to the prior year periods.
•Net investment income from available-for-sale and short-term securities, other than Ambac-insured increased for the three months ended March 31, 2023, compared to the same periods in the prior year due primarily to higher portfolio yields and, to a lesser extent, higher average holdings.
•Other investments income (loss) increased $22 for the three months ended March 31, 2023, compared to the same periods in the prior year. Pooled fund investments results increased $12 for the three months ended March 31, 2023, compared to the prior year period, driven by improved performance on equities, high-yield and leveraged loans and private equity offset by lower returns on real estate. Investments in pooled funds may be volatile, but are generally expected to produce higher returns than available-for-sale investments. The three months ended March 31, 2023 also included gains of less than $1 on securities received in the Puerto Rico restructurings which are classified as trading. These trading securities produced losses of $(9) for the three months ended March 31, 2022.
•Net investment income from Ambac-insured securities for the three months ended March 31, 2023, decreased $2 compared to the prior year periods, due to settlement of insured Puerto Rico bonds in 2022.
Net Investment Gains (Losses), including Impairments. The following table provides a breakdown of net investment gains (losses) for the periods presented:

Three Months Ended March 31,	2023	2022
Net gains (losses) on securities sold or called	$(1)	$8
Net foreign exchange gains (losses)	(2)	3
Credit impairments	(1)	(1)
Intent / requirement to sell impairments	—	—
Net investment gains (losses), including impairments	$(4)	$10
Net gains (losses) on securities sold or called for the three months ended March 31, 2022, included a recovery of $9 from a class-action settlement relating to certain RMBS securities previously held in the investment portfolio. Other net realized gains (losses) on securities sold or called during both periods were primarily from sales in connection with routine portfolio management.
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
| Ambac Financial Group, Inc. 36 2023 First Quarter FORM 10-Q |

security before its anticipated recovery, then the amortized cost of the security is written-down to fair value with a corresponding impairment charge recognized in earnings.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts are driven primarily by results from the Company's interest rate derivatives portfolio. The interest rate derivatives portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee insurance and investment portfolios. This economic hedge positioning was substantially reduced for the three months ended March 31, 2023, compared to the prior year period. Net gains (losses) on interest rate derivatives generally reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. Results from other derivatives were not significant to the periods presented.
Net gains (losses) on interest rate derivatives for the three months ended March 31, 2023, were $(4) compared to $57 for the three months ended March 31, 2022. The net loss for the three months ended March 31, 2023, resulted primarily from interest rate decreases during the period and a higher counterparty credit adjustment on certain derivative assets. The net gains in 2022 were driven by significant rate increases in the period combined with favorable portfolio positioning, and the impact of changing credit spreads in derivative assets as described further below.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. In periods when credit spreads are stable, counterparty credit adjustments will generally have a proportionate offsetting impact to gains or losses on derivative assets, relative to fully collateralized assets. In addition to the impact of interest rates on the underlying derivative asset values, the changes in counterparty credit adjustments are driven by movement of credit spreads. Generally, narrowing (widening) of credit spreads will increase (decrease) derivative gains relative to a period of stable credit spreads. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $(1) and $2 for the three months ended March 31, 2023 and 2022, respectively. The counterparty credit adjustments for both periods were driven primarily by changes to the underlying asset values.
Commissions Income and Commission Expense. Commission income for the three months ended March 31, 2023 was $14 compared to $9, for the three months ended March 31, 2022. Commissions include both base and profit sharing commissions of the Insurance Distribution segment. The increase was driven by (i) commissions earned on All Trans and Capacity Marine, which were purchased in November 2022 and (ii) greater premiums placed by Xchange Benefits. Gross commission income has an accompanying expense, commission expense, which will largely track changes in gross commission. For the three months ended March 31, 2023, commission expense of $8 compared to $5 in three months ended March 31, 2022, driven primarily by the same factors as commission income.
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
Income (loss) on variable interest entities was $(1) for the three months ended March 31, 2023, compared to $22 for the three months ended March 31, 2022. Results for the three months ended March 31, 2023 were impacted by accelerated interest costs from a VIE trust created in connection with the Puerto Rico restructurings, partially offset by gains on higher valuation of net assets on other FG VIEs. Results for the three months ended March 31, 2022, related primarily to two VIE trusts created in connection with the Puerto Rico restructurings in March 2022. The three months ended March 31, 2022 included the initial $28 gain upon consolidation on March 15, 2022, partially offset by subsequent declines in the fair value of the trusts' assets through March 31, 2022.
Refer to Note 9. Variable Interest Entities to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information on the accounting for FG VIEs.
Losses and Loss Expenses. Loss and loss expenses decreased $6 for the three months ended March 31, 2023, compared to the same period in the prior year. Legacy financial guarantee loss and loss expenses (benefit) were $13 for the three months ended March 31, 2023. Specialty Property and Casualty Insurance loss and loss expenses were $5 for the three months ended March 31, 2023.
Intangible Amortization. Insurance intangible amortization for the three months ended March 31, 2023, was $6, a decrease of $8 as compared to the the three months ended March 31, 2022.
| Ambac Financial Group, Inc. 37 2023 First Quarter FORM 10-Q |

The decrease was driven primarily by the timing of de-risking (including Puerto Rico in the three months ended March 31, 2022) and the reduced size of the financial guarantee insured portfolio. Insurance intangible amortization will decline after policies mature or de-risked. Other intangible amortization for the three months ended March 31, 2023, was $1 and $1 for the three months ended March 31, 2023 and 2022, respectively.
General and Administrative Expenses (G&A). The following table provides a summary of G&A expenses for the periods presented:

Three Months Ended March 31,	2023	2022
Compensation	$16	$16
Non-compensation	20	13
Total G&A expenses	36	29
The increase in G&A expenses during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was due to the following:
•Higher non-compensation costs primarily related to Legacy Financial Guarantee Insurance segment legal defense costs.
•Higher compensation costs due to a net increase in staffing resulting from the development and growth, both organic and via acquisitions, of the Specialty Property & Casualty Insurance and Insurance Distribution segments, partially offset by lower incentive compensation expense including the impact of performance factor adjustments.
Interest Expense. All interest expense relates to the Legacy Financial Guarantee Insurance segment and includes accrued interest on the Sitka AAC Note (fully redeemed during the fourth quarter of 2022), Tier 2 Notes (fully redeemed during the first quarter of 2023), surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par. The following table provides details by type of obligation for the periods presented:

Three Months Ended March 31,	2023	2022
Surplus notes	$16	$20
Sitka AAC note	—	17
Tier 2 Notes	—	7
Other	—	—
Total interest expense	$16	$44
The decrease in interest expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, reflects the impact of the 2022 redemption of secured notes as further described in Note 1. Background and Business Description, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These transactions resulted in lower debt outstanding. Interest expense for 2023 also declined as a result of repurchases of surplus notes during 2022. These benefits were partially offset by the effects of interest compounding on surplus notes.
Surplus note principal and interest payments require the approval of OCI. In May 2023, OCI declined the request of AAC to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the then next scheduled payment date of June 7, 2023. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, was extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding to third parties was $438 at March 31, 2023. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments.
Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2023 and 2022, was $4, and $0 respectively, an increase of $3 and primarily relate to international operations.
Results of Operations by Segment
Legacy Financial Guarantee Insurance

Three Months Ended March 31,	2023	2022
Revenues:
Net premiums earned	$7	$13
Net investment income	31	5
Net investment gains (losses), including impairments	(4)	10
Net gains on derivative contracts	(3)	57
Other income	2	24
Total	32	109
Expenses:
Loss and loss expenses (benefit)	13	23
General and administrative expenses	28	21
Total	41	44
Earnings before interest, taxes, depreciation and amortization (1)	(9)	65
Interest expense	16	44
Depreciation	—	—
Intangible amortization	6	14
Pretax income (loss)	$(32)	$6

Stockholders equity (2)	$824	$567
(1)Abbreviated as "EBITDA" in future references
(2)Represents the share of Ambac stockholders equity for each subsidiary within the Legacy Financial Guarantee Insurance segment, including intercompany eliminations.
The Legacy Financial Guarantee Insurance segment is in active runoff. This will generally result in declining premiums earned, investment income, G&A expenses and intangible amortization. The variability in the segment financial results are primarily driven by (i) changes in loss and loss expenses resulting from, amongst other items, credit developments, interest rates and de-
| Ambac Financial Group, Inc. 38 2023 First Quarter FORM 10-Q |

risking transactions; (ii) changes in interest rates as they impact net gains (losses) on derivative contracts and interest expense on the floating rate Sitka AAC Note prior to its redemption, and (iii) volatility from Other investments income (loss) resulting from changes in market conditions and other performance factors. Key variances not discussed above in the Consolidated Results section are as follows:
Net premiums earned. Net premiums earned decreased $7 for the three months ended March 31, 2023, compared to the same period in the prior year. Net premiums earned were impacted by the organic and active runoff of the financial guarantee insured portfolio, resulting in a reduction to current and future normal net premiums earned and the following:
•Changes to the allowance for credit losses on the premium receivable asset. The positive impact on net premiums earned related to credit losses amounted to $0 for the three months ended March 31, 2023, as compared to $1 for the three months ended March 31, 2022.
•Accelerated financial guarantee premiums earned as a result of calls and other accelerations on insured obligations, largely due to active de-risking of the insured portfolio, were deminimis for the three months ended March 31, 2023, as compared to $4 for the three months ended March 31, 2022.
Losses and Loss Expenses. The following provides details for losses and loss expenses (benefit) incurred for the periods presented:

Three Months Ended March 31,	2023	2022
Structured Finance	$20	$213
Domestic Public Finance	3	(190)
Other, including International Finance	(10)	1
Totals	$13	$23
Loss and loss expenses (benefit) for the three months ended March 31, 2023, were largely driven by unfavorable loss development in the RMBS portfolio resulting from a decline in discount rates, partially offset by assumption changes in the international portfolio.
Losses and loss expenses (benefit) for the three months ended March 31, 2022, were driven by a reduction to AAC’s estimated R&W subrogation recoveries in the amount of $224, partially offset by favorable loss development in domestic public finance, primarily due to the Puerto Rico restructuring.
G&A Expenses. The increases in G&A expenses of $7 during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is due to additional legal fees related to defensive litigation costs, increased severance costs and the timing of expense reimbursements to Corporate that are recognized when approved by the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”). These increases were partially offset by lower compensation costs due to reduced headcount within the segment and lower incentive compensation including the impact of performance factor adjustments.
Specialty Property and Casualty Insurance

Three Months Ended March 31,	2023	2022
Gross premiums written	$52	$24
Net premiums written	9	5
Revenues:
Net premiums earned	$7	$1
Investment income	1	—
Net investment gains (losses), including impairments	—	—
Program fees	1	—
Total	9	2
Expenses:
Losses and loss expenses incurred	5	1
Amortization of deferred acquisition costs, net	1	—
General and administrative expenses	4	3
Total	10	4
EBITDA	(1)	$(2)
Pretax income (loss)	$(1)	$(2)
Loss and LAE Ratio	66.6%	65.3%
Combined Ratio	129.7%	302.4%

Ambac's stockholders equity (1)	$111	$115
(1)Represents Ambac stockholders equity in the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Fifteen programs were authorized to issue policies as of March 31, 2023. The growth in both the number and size of these programs has contributed to the increase in gross and net premiums written, net premiums earned and net loss and loss expenses incurred.
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
General and administrative costs increased for the three months ended March 31, 2023 relative to the three months ended March 31, 2022 primarily resulting from the ramp up in Everspan's staffing and operations. Additionally, the three months ended March 31, 2022 included costs associated with the acquisition of additional shell insurance companies in January 2022.

| Ambac Financial Group, Inc. 39 2023 First Quarter FORM 10-Q |

Insurance Distribution

Three Months Ended March 31,	2023	2022
Premiums placed	$77	$45

Commission income	$14	$9
Commission expense	8	5
Net commissions	7	4
Expenses:
General and administrative expenses (1)	2	1
EBITDA	5	3
Depreciation (1)	—	—
Intangible amortization	1	1
Pretax income (loss)	$4	$2

Ambac's stockholders equity (2)	$94	$66
(1)    The Consolidated Statements of Comprehensive Income presents the sum of these items as General and Administrative Expenses.
(2)    Represents the share of Ambac stockholders equity for each subsidiary within the Insurance Distribution segment, including intercompany eliminations.
Ambac's Insurance Distribution businesses are compensated for their services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices. Commission revenues are usually based on a percentage of the premiums placed. In addition, we are eligible to receive profit sharing contingent commissions on certain programs based on the underwriting results of the policies placed with carriers, which may cause some variability in revenue and earnings.
The Insurance Distribution segment placed premiums for its carriers of approximately $77 for the three months ended March 31, 2023, up $32 or 72% as compared to the three months ended March 31, 2022. Higher premiums placed were driven by organic growth at Xchange, the acquisition of All Trans and Capacity Marine and the April 29, 2022, ESL renewal rights acquisition. The increase in premiums placed and changes to the mix of business written led to the growth in commission income and commission expense of 69% and 76%, respectively.
Employer Stop Loss business underwritten by Xchange has seasonality in January and July, which results in revenue and earnings concentrations in the first and third quarters each calendar year. ESL is Xchange's largest business.
G&A Expenses. G&A expenses for the three months ended March 31, 2023, increased compared to the three months ended March 31, 2022, as a result of the All Trans and Capacity Marine acquisitions as well as employees hired to support the ESL renewal rights acquisition.
LIQUIDITY AND CAPITAL RESOURCES
($ in millions)
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG is a holding company with no outstanding debt. AFG's liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $224 as of March 31, 2023, and secondarily on distributions and expense sharing payments from its operating subsidiaries.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 per year to cover expenses not otherwise reimbursed. The $4 reimbursement for 2022 and 2021 expenses was approved by OCI and paid to AFG during March of 2023 and April of 2022, respectively.
•Substantial uncertainty remains as to AAC's ability to pay dividends to AFG and the timing of any such dividends.
•Everspan's ability to make future dividend payments will mostly depend on its future profitability relative to its capital needs to support growth. Everspan is not expected to pay dividends in the near term.
•Cirrata does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Cirrata of $2 and $2 during the three months ended March 31, 2023 and 2022.
AFG's principal uses of liquidity are: (i) the payment of G&A expenses, including costs to explore opportunities to grow and diversify Ambac, (ii) the making of strategic investments, which are generally illiquid and (iii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses. AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements.
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
•See Note 6. Insurance Contracts to the Consolidated Financial Statements included in Part I, Item 1., in this Form 10-Q for a summary of future gross financial guarantee premiums to be collected by AAC and Ambac UK. Termination of financial guarantee policies on an accelerated basis may adversely impact AAC’s liquidity.
Cash provided from these sources is used primarily for claim payments and commutations, loss expenses and acquisition costs (Specialty Property & Casualty Insurance segment only), debt service on outstanding debt (Legacy Financial Guarantee segment only), G&A expenses, reinsurance payments and purchases of
| Ambac Financial Group, Inc. 40 2023 First Quarter FORM 10-Q |

securities and other investments that may not be immediately converted into cash.
•Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of AAC. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined AAC's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2023. Current principal outstanding on AAC's long-term debt consisted of $519 of surplus notes. AAC's future interest obligations on long-term debt include $496 of accrued and unpaid interest that would be payable on surplus notes if approved by OCI on the next scheduled payment date of June 7, 2024.
•Ambac Financial Services ("AFS") uses interest rate derivatives (primarily interest rate swaps and US Treasury futures) as a partial economic hedge against the effects of rising interest rates elsewhere in the Legacy Financial Guarantee segment. AFS's derivatives also include interest rate swaps previously provided to asset-backed issuers and other entities in connection with their financings. AAC lends AFS cash and securities as needed to fund payments under these derivative contracts, collateral posting requirements and G&A expenses. Intercompany loans are governed by an established lending agreement with defined borrowing limits that has received non-disapproval from OCI.
Insurance subsidiaries manage their liquidity risk by maintaining comprehensive analyses of projected cash flows and maintaining specified levels of cash and short-term investments at all times. It is the opinion of the Company’s management that the insurance subsidiaries’ near term liquidity needs will be adequately met from the sources described above.
Insurance Distribution:
The liquidity requirements of our Insurance Distribution subsidiaries are met primarily by funds generated from commission receipts (both base and profit commissions). Base commissions are generally received monthly, whereas profit commissions are received only if the business underwritten is profitable. Cash provided from these sources is used primarily for commissions paid to sub-producers, G&A expenses and distributions to AFG and other members.
Consolidated Cash Flow Statement Discussion.
The following table summarizes the net cash flows for the periods presented.

Three Months Ended March 31,	2023	2022
Cash provided by (used in):
Operating activities	$77	$9
Investing activities	441	136
Financing activities (1)	(276)	(52)
Foreign exchange impact on cash and cash equivalents	—	—
Net cash flow	$243	$93
(1)    During the first quarter of 2023, AAC made $108 of payments to accelerate AAC-insured bonds that were deposited into trusts established under the Puerto Rico restructurings. Because the trusts are consolidated VIEs, these payments are reflected as payments of VIE liabilities within financing activities in the first quarter 2023.
Operating activities
The following represents the significant cash operating activity during the three months ended March 31, 2023 and 2022:
•Cash provided by (i) gross premiums were $48 and $28 for the three months ended March 31, 2023 and 2022, respectively; (ii) interest rate derivatives were $11 and $11 for the three months ended March 31, 2023 and 2022, respectively; (iii) investment portfolio income were $20 and $14 for the three months ended March 31, 2023 and 2022, respectively; and (iv) cash settlements from the Puerto Rico restructuring transactions to the consolidated trusts was $47 for the three months ended March 31, 2022.
•Interest payments, including accumulated paid-in-kind interest on the Tier 2 Notes, were $50 for the three months ended March 31, 2023 and $15 for the three months ended March 31, 2022.
•Payments related to (i) G&A expenses were $37 and $34 for the three months ended March 31, 2023 and 2022, respectively; and (ii) reinsurance premiums paid were $31 and $7 for the three months ended March 31, 2023 and 2022, respectively
•Net Legacy Financial Guarantee Insurance loss and loss expenses paid, including commutation payments, during the three months ended March 31, 2023 and 2022 are detailed below:

Three Months Ended March 31,	2023	2022
Net loss and loss expenses paid (recovered):
Net losses paid	$5	$213
Net subrogation received (1)	(148)	(177)
Net loss expenses paid	3	(8)
Net cash flow	$(140)	$28
(1) 2023 includes Nomura R&W settlement proceeds of $140
Future operating flows will primarily be impacted by net premium collections and investment coupon receipts, G&A expenses, net claim and loss expense payments and interest payments on outstanding debt.
| Ambac Financial Group, Inc. 41 2023 First Quarter FORM 10-Q |

Financing Activities
Financing activities for the three months ended March 31, 2023, included redemption of the Tier 2 Notes of $97 and paydowns and maturities of VIE debt obligations of $174 (including payments for the accelerations of the VIE trusts created from the Puerto Rico restructuring).
Financing activities for the three months ended March 31, 2022, include paydowns and maturities of VIE debt obligations of $49.
Collateral
AFS hedges a portion of the interest rate risk in the Legacy Financial Guarantee Insurance segment financial guarantee and investment portfolios, along with legacy customer interest rate swaps, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash or U.S. Treasury obligations with market values equal to or in excess of market values of the swaps and futures contracts. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $71 (cash and securities collateral of $9 and $61, respectively), including independent amounts, under these contracts at March 31, 2023.

BALANCE SHEET ($ in millions)
Total assets increased by approximately $246 from December 31, 2022, to $8,219 at March 31, 2023, primarily due to: (i) the increase in asset values of VIEs of $422, (ii) higher values on non-VIE invested assets and (iii) increases in premium receivables and reinsurance recoverables as a result of growth in the specialty P&C businesses. The increase in VIE assets was driven by collateral received by FG VIEs and increased asset values including due to impact of the strengthening of the British Pound Sterling against the US dollar. These factors were partially offset by (i) debt payments of $146 for the full redemption of Tier 2 Notes, and (ii) $108 of payments from Ambac Assurance to support partial redemptions of HTA Trust Certificates.
Total liabilities increased by approximately $245 from December 31, 2022, to $6,892 as of March 31, 2023, primarily due to increases in the value of VIEs liabilities of $329 (consistent factors as noted above in assets, including redemptions of HTA Trust Certificates). Additional liability increases driven by (i) higher loss and loss adjustment expense reserves and (ii) an increase in unearned premium from the specialty P&C businesses. These increases to total liabilities were partially offset by the redemption of the Tier 2 Notes of $146.
As of March 31, 2023, total stockholders’ equity was $1,307, compared with total stockholders’ equity of $1,305 at December 31, 2022. This increase was primarily due to a decrease in unrealized losses on invested assets and gains on foreign currency translation, partially offset by the net loss for the three months ended March 31, 2022.
Investment Portfolio
Ambac's investment portfolio is managed under established guidelines designed to meet the investment objectives of AAC, Everspan Group, Ambac UK and AFG. Refer to "Description of the Business – Investments and Investment Policy" located in Part I. Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for further description of Ambac's investment policies and applicable regulations.
Ambac's investment policies and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.

| Ambac Financial Group, Inc. 42 2023 First Quarter FORM 10-Q |

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at March 31, 2023 and December 31, 2022:

	March 31, 2023					December 31, 2022
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated

Fixed maturity securities	$1,371	$110	$—	$13	$1,494	$1,281	$102	$—	$12	$1,395
Fixed maturity securities - trading	29	—	—	—	29	59	—	—	—	59
Short-term	168	23	—	176	367	303	29	—	175	507
Other investments	542	—	—	16	558	552	—	—	16	568
Fixed maturity securities pledged as collateral	61	—	—	—	61	64	—	—	—	64
Total investments (1)	$2,171	$133	$—	$205	$2,509	$2,259	$131	$—	$203	$2,593
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £263 ($324) and €40 ($43) as of March 31, 2023 and £296 ($357) and €39 ($42) as of December 31, 2022.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments primarily consist of diversified interests in pooled funds. Refer to Note 4. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and pooled funds by asset class.
The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at March 31, 2023 and December 31, 2022:

(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represent 19% and 19% of the March 31, 2023, and December 31, 2022, combined fixed maturity portfolio, respectively.
| Ambac Financial Group, Inc. 43 2023 First Quarter FORM 10-Q |

Premium Receivables
Ambac's premium receivables increased to $272 at March 31, 2023, from $269 at December 31, 2022. As further discussed in Note 6. Insurance Contracts, the increase is primarily due to growth in the Specialty P&C Insurance Segment. At March 31, 2023, Legacy Financial Guarantee Insurance and Specialty P&C premiums receivables were $256 and $17, respectively.
Premium receivables by payment currency were as follows:

Currency	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$182	$182
British Pounds	£61	75
Euros	€13	15
Total		$272
Reinsurance Recoverable on Paid and Unpaid Losses
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $115 from its reinsurers at March 31, 2023.  Additionally, while legacy liabilities from the 21st Century Companies and PWIC acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers. As of March 31, 2023 and December 31, 2022, reinsurance recoverable on paid and unpaid losses were $130 and $115, respectively primarily due to growth in the Specialty P&C Insurance Segment.
Intangible Assets
Intangible assets primarily include (i) an insurance intangible asset that was established at AFG's emergence from bankruptcy (Legacy Financial Guarantee Insurance Segment) in 2013, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities of $261 at March 31, 2023, (ii) intangible assets established as part of acquisitions in the Insurance Distribution business of $46 at March 31, 2023, (iii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisitions of $14 at March 31, 2023.
As of March 31, 2023 and December 31, 2022, intangible assets were $321 and $326, respectively. The decline is driven by amortization and translation gains (losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Assets and Liabilities
The interest rate derivative portfolio is positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the Legacy Financial Guarantee insurance and investment portfolios. Derivative assets increased from $27 at December 31, 2022, to $31 as of March 31, 2023. Derivative liabilities increased from $38 at December 31, 2022, to $44 as of March 31, 2023. The increases resulted primarily from lower interest rates during the three months ended March 31, 2023.
Loss and Loss Expense Reserves and Subrogation Recoverable
Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative portfolio for insurance policies issued to beneficiaries, excluding consolidated VIEs.
The evaluation process for determining the level of reserves is subject to certain estimates and judgments. Refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 8. Insurance Contracts, respectively, of the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for further information on loss and loss expenses.
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of March 31, 2023 and December 31, 2022, were $705 and $534, respectively.

Loss and loss expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	March 31, 2023:					December 31, 2022:
	Specialty Property and Casualty	Legacy Financial Guarantee				Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries (1)			Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries (1)
Loss and loss expense reserves	$107	$822	$(48)	$(30)	$851	$90	$787	$(44)	$(28)	$805
Subrogation recoverable	—	2	(148)	—	(146)	—	5	(276)	—	(271)
Totals	$107	$824	$(196)	$(30)	$705	$90	$791	$(319)	$(28)	$534
(1)Present value of future recoveries includes R&W subrogation recoveries of $0 and $140 at March 31, 2023 and December 31, 2022, respectively.
| Ambac Financial Group, Inc. 44 2023 First Quarter FORM 10-Q |

Legacy Financial Guarantee Insurance:
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 91% of our ever-to-date insurance claims recorded, with RMBS comprising 61%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at March 31, 2023 and December 31, 2022:

	March 31, 2023:					December 31, 2022:
	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
		Claims and Loss Expenses	Recoveries				Claims and Loss Expenses	Recoveries
Structured Finance	$2,009	$704	$(173)	$(10)	$521	$2,050	$664	$(296)	$(10)	$358
Domestic Public Finance	1,069	96	(8)	(9)	79	1,215	96	(11)	(10)	75
Other, including International finance	1,107	18	(15)	(11)	(8)	782	23	(12)	(8)	3
Loss expenses	—	6	—	—	6	—	8	—	—	8
Totals	$4,185	$824	$(196)	$(30)	$598	$4,047	$791	$(319)	$(28)	$444
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves were $450 and $34 respectively, at March 31, 2023, and $472 and $33, respectively at December 31, 2022. Recoverable ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses on the balance sheet.
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
While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions. Accordingly, it is possible that our estimated loss reserves, gross of reinsurance, for financial guarantee insurance policies could be understated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2023, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability" in Part II, Item 7 of the Company's 2022 Annual Report on Form 10-K, and Part II, Item1A "Risk Factors" of this Quarterly Report, for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes, as well as the descriptions of "Structured Finance Variability," "Domestic
Public Finance Variability," and "Other Variability" appearing below.
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
Structured Finance Variability
RMBS:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, government intervention into the functioning of the mortgage market and the general effect of a weakened economy characterized by growing unemployment and wage pressures. During the first quarter of 2023, Ambac revised the model it uses to project RMBS collateral losses considering the seasoning of our RMBS exposure and management’s view that the most relevant determinant of prospective collateral performance is borrower payment status. Individual home price appreciation/depreciation has become less critical a determinant of performance considering the general appreciation in home values over the past few years as well as the impact of loan modifications. The average estimated loan-to-values of the collateral related to insured exposures have declined to under 50% from peaks above 110%. Projected losses in our RMBS exposures and related loss reserves, may increase or decrease in the future. Possible stress case losses assume higher default rates, loss severities and lower prepayments.
| Ambac Financial Group, Inc. 45 2023 First Quarter FORM 10-Q |

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
Structured Finance Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at March 31, 2023, could be approximately $70. There can be no assurance that losses may not exceed such amounts. Due to the uncertainties related to risks associated with structured finance credits, there can be no assurance that losses may not exceed our stress case estimates.
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
Following the December 6, 2022, consummation of the PRHTA POA all of Ambac’s exposures to the Commonwealth of Puerto Rico across various instrumentalities have now been restructured and AAC's exposures to Puerto Rico has been reduced to $106 of net par outstanding at March 31, 2023. However, some uncertainty remains as it relates to the extent and timing to which exposure management strategies, such as commutation and acceleration, will be executed to further reduce exposure to Puerto Rico, and, to a lesser extent, market conditions such as interest rate movements, credit spread changes on remaining plan consideration supporting AAC-insured Puerto Rico exposure in trusts, such as COFINA bonds and PRHTA '98 CVI instruments.
Material additional losses on our public finance credits caused by the aforementioned would have a material adverse effect on our results of operations and financial condition. For the public finance credits, including Puerto Rico, for which we have an estimate of expected loss at March 31, 2023, the possible increase in loss reserves could be approximately $120 and there can be no assurance that losses may not exceed our stress case estimates.
Other Credits, including International Finance Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $310 greater than the
| Ambac Financial Group, Inc. 46 2023 First Quarter FORM 10-Q |

loss reserves at March 31, 2023. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt
Long-term debt includes AAC surplus notes and the Ambac UK debt issued in connection with the Ballantyne commutation. All long-term debt relates to the Legacy Financial Guarantee segment.
The carrying value of each of these as of March 31, 2023 and December 31, 2022 is below:

	March 31, 2023	December 31, 2022
Surplus notes	$481	$477
Tier 2 notes	—	146
Ambac UK debt	16	16
Total Long-term Debt	$497	$639
The decrease in long-term debt from December 31, 2022, resulted from redemption of the Tier 2 Notes during the quarter ended March 31, 2023, partially offset by accretion on the carrying value of surplus notes and Ambac UK debt. See Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for further details on the redemption of the Tier 2 Notes.
VARIABLE INTEREST ENTITIES
Please refer to Note 9. Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 12. Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for information regarding variable interest entities.
ACCOUNTING STANDARDS
There are no new accounting standards applicable to Ambac that have been issued but not yet adopted.
U.S. INSURANCE STATUTORY BASIS FINANCIAL RESULTS ($ in million)
AFG's U.S. insurance subsidiaries prepare financial statements under accounting practices prescribed or permitted by its domiciliary state regulator (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) is adopted as a component of prescribed practices by each domiciliary state. For further information, see "Ambac Assurance Statutory Basis Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $595 and $1,193 at March 31, 2023, respectively, as compared to $598 and $1,191 at December 31, 2022, respectively.  As of March 31, 2023, statutory policyholder surplus and qualified statutory capital included $519 principal balance of surplus notes outstanding and $115 liquidation preference of preferred stock outstanding. These surplus notes (in addition to related accrued interest of $438 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC. The driver to the net decrease in policyholder surplus was the statutory net loss of $9 for the three months ended March 31, 2023 and contingency reserve contribution of $4, partially offset by an increase in fair value with undistributed earnings (losses) of pooled funds of $4 and unrealized gain on unrated securities of $2.
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
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $106.3 at March 31, 2023, as compared to $107.5 at December 31, 2022. The significant driver to the decrease was a net loss of $1.3 during the three months ended March 31, 2023.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES (£ in millions)
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £473 at March 31, 2023, as compared to £468 at December 31, 2022. At March 31, 2023, the carrying value of cash and investments was £511, a increase from £508 at December 31, 2022. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums and investment gains, partially offset by foreign
| Ambac Financial Group, Inc. 47 2023 First Quarter FORM 10-Q |

exchange losses, general and administrative expenses and tax payments.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP. Available and eligible capital resources under Solvency II, to meet solvency capital requirements, were £338 at December 31, 2022, the most recently published position. Eligible capital resources at December 31, 2022, were in comparison to regulatory capital requirements of £213. Therefore, Ambac UK was in a surplus position in terms of compliance with applicable regulatory capital requirements by £125 at December 31, 2022.
NON-GAAP FINANCIAL MEASURES
($ in millions)
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company is reporting non-GAAP financial measures: EBITDA, Adjusted Net Income and Adjusted Book Value. These amounts are derived from our consolidated financial information, but are not presented in our consolidated financial statements prepared in accordance with GAAP.
We present non-GAAP supplemental financial information because we believe such information is of interest to the investment community, and that it provides greater transparency and enhanced visibility into the underlying drivers and performance of our businesses on a basis that may not be otherwise apparent on a GAAP basis. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a segmented and consolidated basis and they are presented to improve the comparability of our results between periods by eliminating the impact of the items that may not be representative of our core operating performance. These non-GAAP financial measures are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.
Beginning January 1, 2023, Ambac replaced the non-GAAP measure Adjusted Earnings with a new non-GAAP measure Adjusted Net Income to better align with other participants in the Property & Casualty insurance industry, including insurance carriers and other peers in the insurance distribution business. We are presenting Adjusted Net Income for the current and prior periods contained within this Form 10-Q so this non-GAAP financial measure compares both periods on the same basis.
The following paragraphs define each non-GAAP financial measure. A tabular reconciliation of the non-GAAP financial measure and the most comparable GAAP financial measure is also presented below.
EBITDA — We define EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization of intangible assets. The following table reconciles net income (loss) to the non-GAAP measure, EBITDA on a consolidation and segment basis for all periods presented:

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss)	$(36)	$(1)	$3	$—	$(33)	$6	$(2)	$2	$(3)	$2
Adjustments:
Interest expense	16	—	—	—	16	44	—	—	—	44
Income taxes	4	—	—	—	4	—	—	—	—	—
Depreciation	—	—	—	—	—	—	—	—	—	—
Amortization of intangible assets	6	—	1	—	7	14	—	1	—	14
EBITDA (1)	$(9)	$(1)	$5	$—	$(5)	$65	$(2)	$3	$(3)	$62
(1)    EBITDA is prior to the impact of noncontrolling interests, and relates to subsidiaries where Ambac does not own 100% in the amounts, of $1 and $1 for the three months ended March 31, 2023 and 2022, respectively. These noncontrolling interests are primarily in the Insurance Distribution segment.

| Ambac Financial Group, Inc. 48 2023 First Quarter FORM 10-Q |

Adjusted Net Income (Loss) — We define Adjusted Net Income (Loss) as net income (loss) attributable to common stockholders adjusted to reflect the following items: (i) net investment (gains) losses, including impairments; (ii) amortization of intangible assets; (iii) litigation costs, including attorneys fees and other expenses to defend litigation against the Company, excluding loss adjustment expenses; (iv) foreign exchange (gains) losses; (v) workforce change costs, which primarily include severance and other costs related to employee terminations; and (vi) net (gain) loss on extinguishment of debt. Adjusted Net Income is also adjusted for the effect of the above items on both income taxes and noncontrolling interests. The income tax effects are determined by applying the statutory tax rate in each jurisdiction that generate these adjustments. The noncontrolling interest adjustments relate to subsidiaries where Ambac does not own 100%
The following table reconciles net income (loss) attributable to common stockholders to the non-GAAP measure, Adjusted net income:

	Three Months Ended March 31,
	2023		2022
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Net income (loss) attributable to common shareholders	$(33)	$(0.73)	$2	0.04
Adjustments:
Net investment (gains) losses, including impairments	4	0.10	(10)	(0.21)
Intangible amortization	7	0.15	14	0.30
Litigation costs	9	0.19	4	0.08
Foreign exchange (gains) losses	—	(0.01)	1	0.02
Workforce change costs	1	0.02	—	—
	(13)	$(0.28)	11	$0.23
Income tax effects	(1)	(0.02)	—	—
Net (gains) attributable to noncontrolling interests	—	—	—	—
Adjusted net income (loss)	$(14)	$(0.30)	$11	$0.23

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

•Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income: Elimination of the unrealized gains and losses on the Company’s investments that are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes.
Ambac has a significant U.S. tax net operating loss (“NOL”) that is offset by a full valuation allowance in the GAAP consolidated financial statements. As a result of this, tax planning strategies and other considerations, we utilized a 0% effective tax rate for non-GAAP operating adjustments to Adjusted Book.
The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	March 31, 2023		December 31, 2022
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,254	$27.66	$1,252	$27.85
Adjustments:
Insurance intangible asset	(261)	(5.77)	(266)	(5.91)
Net unearned premiums and fees in excess of expected losses	218	4.81	214	4.76
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	54	1.19	71	1.59
Adjusted book value	$1,264	$27.89	$1,272	$28.29
The decrease in Adjusted Book Value since December 31, 2022 was primarily attributable to Ambac's net loss (excluding earned premium previously included in Adjusted Book Value), partially offset by the positive effect foreign exchange rates.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of March 31, 2023, there were no material changes in the market risks that the Company is exposed to since December 31, 2022.
Item 4.     Controls and Procedures
In connection with the preparation of this first quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its
| Ambac Financial Group, Inc. 49 2023 First Quarter FORM 10-Q |

evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 14. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 20: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2022, which is hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K and Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the first quarter of 2023. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes.
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

	Jan-2023	Feb-2023	Mar-2023	First Quarter 2023
Total Shares Purchased	23,261	246,168	13,477	282,906
Average Price Paid Per Share	$17.40	$16.24	$16.30	$16.34
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Approximate Dollar Value of Shares That may Yet be Purchased Under the Plan (in millions)	$21	$21	$21	$21
Item 3.    Defaults Upon Senior Securities — No matters require disclosure.
Item 5.    Other Information — No matters require disclosure.
| Ambac Financial Group, Inc. 50 2023 First Quarter FORM 10-Q |

Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
10.1+	Form of 2023 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.2+	Form of 2023 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.
10.3+	Form of 2023 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.
10.4+	Form of 2023 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	May 9, 2023	By:	/s/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)
| Ambac Financial Group, Inc. 51 2023 First Quarter FORM 10-Q |