Form 10-Q
period 2023-09-30
AMBAC FINANCIAL GROUP INC
filed 2023-11-07
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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
As of November 3, 2023, 45,194,537 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	50
	Consolidated Balance Sheets (Unaudited)	2		Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	51
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	3		Non-GAAP Financial Measures	51
	Consolidated Statements of Stockholders' Equity (Unaudited)	4	3	Quantitative and Qualitative Disclosures About Market Risk	53
	Consolidated Statements of Cash Flows (Unaudited)	5	4	Controls and Procedures	53
	Notes to Unaudited Consolidated Financial Statements	6
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	32	PART II. OTHER INFORMATION
	Executive Summary	33	1	Legal Proceedings	53
	Critical Accounting Policies and Estimates	35	1A	Risk Factors	54
	Financial Guarantees in Force	35	2	Unregistered Sales of Equity Securities and Use of Proceeds	54
	Results of Operations	38	3	Defaults Upon Senior Securities	54
	Liquidity and Capital Resources	44	5	Other Information	54
	Balance Sheet	46	6	Exhibits	54
	Variable Interest Entities	50	SIGNATURES		55
	Accounting Standards	50

| Ambac Financial Group, Inc. i 2023 Third Quarter FORM 10-Q |

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac Financial Group’s (“AFG”) and its subsidiaries’ (collectively, “Ambac” or the “Company”) actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the high degree of volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation (“AAC”) and its subsidiaries or from the specialty property and casualty insurance business, the insurance distribution business, or related businesses; (3) inadequacy of reserves established for losses and loss expenses and the possibility that changes in loss reserves may result in further volatility of earnings or financial results; (4) potential for rehabilitation proceedings or other regulatory intervention or restrictions against AAC; (5) credit risk throughout Ambac’s business, including but not limited to credit risk related to insured residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including risks associated with Chapter 9 and other restructuring proceedings), issuers of securities in our investment portfolios, and exposures to reinsurers; (6) our inability to effectively reduce insured financial guarantee exposures or achieve recoveries or investment objectives; (7) our inability to generate the significant amount of cash needed to service our debt and financial obligations, and our inability to refinance our indebtedness; (8) Ambac’s substantial indebtedness could adversely affect its financial condition and operating flexibility; (9) Ambac may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (10) greater than expected underwriting losses in the Company’s specialty property and casualty insurance business; (11) failure of specialty insurance program partners to properly market, underwrite or administer policies; (12) inability to obtain reinsurance coverage on expected terms; (13) loss of key relationships for production of business in specialty property and casualty and insurance distribution businesses or the inability to secure such additional relationships to produce expected results; (14) the impact of catastrophic public health, environmental or natural events, or global or regional conflicts, on significant portions of our insured portfolio; (15) credit risks related to large single risks, risk concentrations and correlated risks; (16) risks associated with adverse selection as Ambac’s financial guarantee insurance portfolio runs off; (17) the risk that Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (18) restrictive covenants in agreements and instruments that impair Ambac’s ability to pursue or achieve its business strategies; (19) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce financial guarantee risks in its insured portfolio; (20) disagreements or disputes with Ambac's insurance regulators; (21) loss of control rights in transactions for which we provide financial guarantee insurance; (22) inability to realize expected recoveries of financial guarantee losses; (23) risks attendant to the change in composition of securities in Ambac’s investment portfolio; (24) adverse impacts from changes in prevailing interest rates; (25) events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisitions; (26) risks associated with the discontinuance of the London Inter-Bank Offered Rate; (27) factors that may negatively influence the amount of installment premiums paid to Ambac; (28) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith; (29) the Company’s ability to adapt to the rapid pace of regulatory change; (30) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (31) system security risks, data protection breaches and cyber attacks; (32) regulatory oversight of Ambac Assurance UK Limited (“Ambac UK”) and applicable regulatory restrictions may adversely affect our ability to realize value from Ambac UK or the amount of value we ultimately realize; (33) failures in services or products provided by third parties; (34) political developments that disrupt the economies where the Company has insured exposures; (35) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (36) fluctuations in foreign currency exchange rates; (37) failure to realize our business expansion plans or failure of such plans to create value; (38) greater competition for our specialty property and casualty insurance business and/or our insurance distribution business; (39) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (40) disintermediation within the insurance industry or greater competition from technology-based insurance solutions; (41) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; and (42) other risks and uncertainties that have not been identified at this time.
| Ambac Financial Group, Inc. 1 2023 Third Quarter FORM 10-Q |

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions, except share data) (September 30, 2023 (Unaudited))	2023	2022
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $1,651 and $1,469)	$1,556	$1,395
Fixed maturity securities - trading, at fair value	28	59
Short-term investments, at fair value (amortized cost of $421 and $507)	421	507
Short-term investments pledged as collateral, at fair value (amortized cost of $27 and $64)	27	64
Other investments (includes $449 and $556 at fair value)	461	568
Total investments (net of allowance for credit losses of $2 and $0)	2,492	2,593
Cash and cash equivalents (including $13 and $14 of restricted cash)	46	44
Premium receivables (net of allowance for credit losses of $4 and $5)	278	269
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	172	115
Deferred ceded premium	205	124
Deferred acquisition costs	8	3
Subrogation recoverable	179	271
Derivative assets	15	27
Intangible assets, less accumulated amortization	312	326
Goodwill	70	61
Other assets	94	84
Variable interest entity assets:
Fixed maturity securities, at fair value	1,948	1,967
Restricted cash	256	17
Loans, at fair value	1,551	1,829
Derivative and other assets	220	241
Total assets	$7,847	$7,973
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$407	$372
Loss and loss adjustment expense reserves	850	805
Ceded premiums payable	95	39
Deferred program fees and reinsurance commissions	7	5
Long-term debt	505	639
Accrued interest payable	462	427
Derivative liabilities	22	38
Other liabilities	168	163
Variable interest entity liabilities:
Long-term debt (includes $2,535 and $2,788 at fair value)	2,699	3,107
Derivative liabilities	1,038	1,048
Other liabilities	255	5
Total liabilities	6,507	6,647
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	22	20
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,659,144 and 46,658,990	—	—
Additional paid-in capital	286	274
Accumulated other comprehensive income (loss)	(262)	(253)
Retained earnings	1,257	1,245
Treasury stock, shares at cost: 1,471,817 and 1,685,233	(17)	(15)
Total Ambac Financial Group, Inc. stockholders’ equity	1,265	1,252
Nonredeemable noncontrolling interest	53	53
Total stockholders’ equity	1,318	1,305
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$7,847	$7,973
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 2 2023 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share data)	2023	2022	2023	2022
Revenues:
Net premiums earned	$18	$11	$47	39
Commission income	15	7	39	22
Program fees	2	1	6	2
Net investment income (loss)	30	11	100	(6)
Net investment gains (losses), including impairments	1	14	(7)	31
Net gains (losses) on derivative contracts	4	37	1	124
Net realized gains on extinguishment of debt	—	—	—	57
Other income	2	—	7	3
Income (loss) on variable interest entities	1	(1)	—	14
Total revenues and other income	74	80	194	286
Expenses:
Losses and loss adjustment expenses	(76)	(353)	(51)	(341)
Amortization of deferred acquisition costs, net	2	1	5	2
Commission expense	8	4	22	13
General and administrative expenses	49	31	122	90
Intangible amortization	7	6	21	34
Interest expense	16	49	48	138
Total expenses	6	(262)	166	(66)
Pretax income	68	342	28	352
Provision for income taxes	1	2	7	4
Net income	66	340	21	348
Less: net (gain) loss attributable to noncontrolling interest	—	—	(1)	(1)
Net income attributable to common stockholders	$66	$340	$19	$347
Other comprehensive income (loss), after tax
Net income	$66	$340	$21	$348
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $0, $(3), $(2) and $(8)	(23)	(59)	(19)	(236)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0, $0 and $0	(29)	(58)	8	(136)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0, $0, $0 and $0	—	(1)	—	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	2	(1)
Total other comprehensive income (loss), net of income tax	(53)	(118)	(9)	(372)
Total comprehensive income (loss), net of income tax	14	222	11	(24)
Less: comprehensive (gain) loss attributable to the noncontrolling interest	—	—	(1)	(1)
Total comprehensive income (loss) attributable to common stockholders	$13	$222	$10	$(25)
Net income (loss) per share attributable to common stockholders:
Basic	$1.44	$7.50	$0.42	$7.56
Diluted	$1.41	$7.41	$0.41	$7.48
Weighted average number of common shares outstanding:
Basic	45,635,373	45,307,019	45,652,555	45,847,306
Diluted	46,810,735	45,846,405	46,786,443	46,356,094
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 3 2023 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended September 30, 2023 and 2022

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at June 30, 2023	$1,303	$—	$—	$283	$(209)	$1,191	$(15)	$53
Total comprehensive income (loss)	13	—	—	—	(53)	66	—	—
Stock-based compensation	4			4
Cost of shares repurchased	(2)						(2)
Cost of shares (acquired) issued under equity plan	—	—	—	—	—	—	—	—
Changes to noncontrolling interest	—					—		—
Balance at September 30, 2023	$1,318	$—	$—	$286	$(262)	$1,257	$(17)	$53

Balance at June 30, 2022	$846	$—	$—	$267	$(196)	$728	$(16)	$62
Total comprehensive income (loss)	222	—	—	—	(118)	340	—	—
Stock-based compensation	4			4
Cost of shares (acquired) issued under equity plan	—	—	—		—	(1)	—
Changes to noncontrolling interest	—					—		—
Balance at September 30, 2022	$1,071	$—	$—	$270	$(315)	$1,068	$(15)	$62

Nine months ended September 30, 2023 and 2022

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at January 1, 2023	$1,305	$—	$—	$274	$(253)	$1,245	$(15)	$53
Total comprehensive income (loss)	10	—	—	—	(9)	19	—	—
Stock-based compensation	12			12
Cost of shares repurchased	(5)						(5)
Cost of shares (acquired) issued under equity plan	(5)	—	—	—	—	(8)	3	—
Changes to noncontrolling interest	—					—		—
Balance at September 30, 2023	$1,318	$—	$—	$286	$(262)	$1,257	$(17)	$53

Balance at January 1, 2022	$1,098	$—	$—	$257	$58	$726	$(3)	$60
Total comprehensive income (loss)	(25)	—	—	—	(372)	347	—	—
Stock-based compensation	13			13
Cost of shares repurchased	(14)						(14)
Cost of shares (acquired) issued under equity plan	(4)	—	—	—	—	(5)	2	—
Changes to noncontrolling interest	—					—		—
Issuance of common stock	—		—
Sale of noncontrolling interest in subsidiary	2							2
Balance at September 30, 2022	$1,071	$—	$—	$270	$(315)	$1,068	$(15)	$62
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 4 2023 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Cash flows from operating activities:
Net income attributable to common stockholders	$19	$347
Redeemable noncontrolling interest	(1)	(1)
Net income	21	348
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1	1
Amortization of bond premium and discount	(10)	(8)
Share-based compensation	12	13
Unearned premiums, net	(46)	(47)
Losses and loss expenses, net	66	(328)
Ceded premiums payable	56	—
Premium receivables	(8)	57
Accrued interest payable	(13)	72
Amortization of intangible assets	21	34
Net investment gains (losses), including impairments	7	(31)
(Gain) loss on extinguishment of debt	—	(57)
Variable interest entity activities	—	(14)
Derivative assets and liabilities	21	(62)
Other, net	(14)	83
Net cash provided by (used in) operating activities	112	59
Cash flows from investing activities:
Proceeds from sales of bonds	113	454
Proceeds from matured bonds	58	83
Purchases of bonds	(291)	(273)
Proceeds from sales of other invested assets	189	142
Purchases of other invested assets	(62)	(99)
Change in short-term investments	125	(58)
Change in cash collateral	(29)	60
Change in consolidated VIE cash collateral	254	—
Proceeds from paydowns of consolidated VIE assets	161	126
Acquisitions, net of cash acquired	(7)	—
Other, net	8	—
Net cash provided by (used in) investing activities	521	435
Cash flows from financing activities:
Payments for purchases of common stock	(5)	(14)
Payments for purchase of surplus notes	—	(58)
Payments for redemption of Tier 2 Notes	(97)	—
Tax payments related to shares withheld for share-based compensation plans	(5)	(4)
Distributions to noncontrolling interest holders	(1)	1
Payments of consolidated VIE liabilities	(285)	(404)
Net cash used in financing activities	(392)	(479)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	(1)
Net cash flow	241	14
Cash, cash equivalents, and restricted cash at beginning of period	61	23
Cash, cash equivalents, and restricted cash at end of period	$302	$38
See accompanying Notes to Unaudited Consolidated Financial Statements
| Ambac Financial Group, Inc. 5 2023 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	7	Note 8. Goodwill and Intangible Assets	27
Note 2. Basis of Presentation and Significant Accounting Policies	7	Note 9. Variable Interest Entities	27
Note 3. Segment Information	9	Note 10. Revenues From Contracts with Customers	29
Note 4. Investments	11	Note 11. Comprehensive Income	30
Note 5. Fair Value Measurements	15	Note 12. Net Income Per Share	31
Note 6. Insurance Contracts	21	Note 13. Income Taxes	31
Note 7. Derivative Instruments	26	Note 14. Commitments and Contingencies	32

| Ambac Financial Group, Inc. 6 2023 Third Quarter FORM 10-Q |

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
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's principal businesses include:
•Legacy Financial Guarantee Insurance — Ambac's financial guarantee business includes the activities of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiaries, including Ambac Assurance UK Limited (“Ambac UK”) and Ambac Financial Services LLC ("AFS"). Both AAC and Ambac UK (the "Legacy Financial Guarantee Companies") have financial guarantee insurance portfolios that have been in runoff since 2008. AFS provided interest rate derivatives to financial guarantee customers and used derivatives to hedge interest rate risk in AAC's insurance and investment portfolios. Since June 2023, AFS' only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges.
•Specialty Property & Casualty Insurance — Ambac's Specialty Property & Casualty Insurance program business. Currently includes five admitted carriers and an excess and surplus lines (“E&S” or “nonadmitted”) insurer (collectively, “Everspan”). Everspan carriers have an AM Best rating of 'A-' (Excellent) that was affirmed on June 13, 2023.
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business, which could include Managing General Agents and Underwriters (collectively "MGAs"), insurance brokers, and other distribution businesses. Currently includes Xchange Benefits, LLC (“Xchange”), a P&C MGA specializing in accident and health products; All Trans Risk Solutions, LLC ("All Trans"), an MGA specializing in specialty commercial automobile insurance for specific "for-hire" auto clauses; Capacity Marine Corporation ("Capacity Marine"), a wholesale and retail brokerage and reinsurance intermediary specializing in marine and international risk and Riverton Insurance Agency, Corp. ("Riverton"), which was acquired on August 1, 2023, is an insurance services business specializing in professional liability lines and consisting of an MGA and a retail agency.
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
F2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
| Ambac Financial Group, Inc. 7 2023 Third Quarter FORM 10-Q |

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
Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2023, may not be indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022, consolidated balance sheet was derived from audited financial statements.
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
Foreign Currency:
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(2) and $14 for the nine months ended September 30, 2023 and 2022, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies (primarily the U.S. dollar and the Euro) other than its functional currency (the British Pound Sterling).
Redeemable Noncontrolling Interest:
The All Trans, Capacity Marine and Xchange acquisitions, further described in the in the Notes to Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, resulted in 85%, 80% and 80%, respectively, ownership of the acquired entities by Ambac. The Riverton acquisition resulted in Ambac owning 80%. Under the terms of all the acquisition agreements, Ambac has call options to purchase the remaining interests from the minority owners (i.e., noncontrolling interests) and the minority owners have put options to sell their interests to Ambac. Because the exercise of the put options are outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet.
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
Following is a rollforward of redeemable noncontrolling interest.

Nine Months Ended September 30,	2023	2022
Beginning balance	$20	$18
Fair value of redeemable noncontrolling interest at acquisition date	2	—
Net income attributable to redeemable noncontrolling interest (ASC 810)	1	1
Distributions	(1)	(1)
Adjustment to redemption value (ASC 480)	—	—
Ending balance	$22	$18

| Ambac Financial Group, Inc. 8 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30,
	2023	2022
Cash paid during the period for:
Income taxes	$9	$6
Interest on long-term debt	50	51
Non-cash investing and financing activities:
Exchange of investments in Puerto Rico bonds for new securities issued in the restructuring transactions	$—	$185
Securities acquired (transferred) in transactions related to Puerto Rico restructurings	(1)	—
Decrease in VIE loans as a result of de-consolidations	133	—
Decrease in VIE long-term debt as a result of de-consolidations	133	—

	September 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$32	$29
Restricted cash	13	6
Variable Interest Entity restricted cash	256	2
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$302	$38
Restricted cash is cash that we do not have the right to use for general purposes and includes fiduciary cash held by Ambac's insurance distribution subsidiaries, and consolidated variable interest entity cash to support the obligations of the consolidated VIEs and cash received as collateral under their derivatives agreements.
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
| Ambac Financial Group, Inc. 9 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	Three Months Ended September 30, 2023					Three Months Ended September 30, 2022
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)
Revenues:
Net premiums earned	$6	$12			$18	$7	$4			$11
Commission income			$15		15			$7		7
Program fees		2			2		1			1
Net investment income (loss)	27	1		$3	30	9	—	—	$1	11
Net investment gains (losses), including impairments	1	—		—	1	14	—		—	14
Net gains (losses) on derivative contracts	4			—	4	37			—	37
Other (1)	3	—	—	—	3	(1)	—	—	—	(1)
Total revenues (2)	41	16	15	3	74	67	6	7	1	80
Expenses:
Losses and loss adjustment expenses	(86)	10			(76)	(356)	3			(353)
Amortization of deferred acquisition costs, net	—	2			2	—	1			1
Commission expenses			8		8			4		4
General and administrative expenses (3)	35	4	3	7	49	20	3	1	6	31
Depreciation expense (3)	—	—	—	—	—	—	—	—	—	—
Intangible amortization	6		1		7	5		1		6
Interest expense	16				16	49				49
Total expenses (2)	(28)	15	12	7	6	(282)	7	6	6	(262)
Pretax income	$69	$—	$2	$(4)	$68	$349	$(1)	$1	$(6)	$342

Total assets (2)	$7,018	$457	$160	$213	$7,847	$8,902	$259	$94	$157	$9,412

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)
Revenues:
Net premiums earned	$20	$27			$47	31	8			39
Commission income			39		39			22		22
Program fees		6			6		2			2
Net investment income (loss)	90	3		7	100	(9)	1		2	(6)
Net investment gains (losses), including impairments	(7)	—		—	(7)	31	—		—	31
Net gains (losses) on derivative contracts	2			—	1	123			1	124
Net realized gains on extinguishment of debt	—				—	57				57
Other (1)	7	—	—	—	7	17	—	—	—	17
Total revenues (2)	112	35	39	7	194	250	11	22	2	286
Expenses:
Losses and loss adjustment expenses	(71)	20			(51)	(347)	5			(341)
Amortization of deferred acquisition costs, net	—	5			5	—	1			2
Commission expenses			22		22			13		13
General and administrative expenses (3)	87	12	7	14	120	64	10	4	11	88
Depreciation expense (3)	1	—	—	—	1	1	—	—	—	1
Intangible amortization	18		3		21	32		2		34
Interest expense	48				48	138				138
Total expenses (2)	83	36	33	14	166	(112)	16	19	11	(66)
Pretax income (loss)	29	(1)	7	(8)	28	362	(5)	3	(8)	352
(1)Other revenues include the following line item on the Consolidated Statements of Total Comprehensive Income: Income (loss) on variable interest entities and other income.
(2)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately. Total assets noted in the Corporate and Other Column is net of AFG's investment in surplus notes issued by the Legacy Financial Guarantee Segment with fair values of $— and $69 at September 30, 2023 and 2022.
(3)The Consolidated Statements of Comprehensive Income presents the sum of these items as General & Administrative Expenses.
| Ambac Financial Group, Inc. 10 2023 Third Quarter FORM 10-Q |

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
Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023:					December 31, 2022:
	Amortized Cost	Allowance for Credit Losses (2)	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$70	$—	$—	$3	$67	$44	—	$—	$2	$43
Corporate obligations	736	—	—	65	671	659	—	1	63	598
Foreign obligations	101	—	—	9	92	85	—	—	9	76
U.S. government obligations	77	—	—	4	73	68	—	—	4	65
Residential mortgage-backed securities	234	2	23	28	227	230	—	28	19	238
Commercial mortgage-backed securities	18	—	—	1	18	15	—	—	—	15
Collateralized debt obligations	143	—	—	1	142	141	—	—	4	137
Other asset-backed securities (1)	273	—	3	11	265	227	—	2	5	224
	1,653	2	27	122	1,556	1,469	—	31	106	1,395
Short-term	421	—	—	—	421	507	—	—	—	507
	2,074	2	27	122	1,977	1,977	—	31	106	1,902
Fixed maturity securities pledged as collateral:
Short-term	27	—	—	—	27	64	—	—	—	64
	27	—	—	—	27	64	—	—	—	64
Total available-for-sale investments	$2,100	$2	$27	$122	$2,004	$2,041	$—	$31	$106	$1,966
(1)Consists primarily of military housing and student loan securities.
(2)For the three and nine months ended September 30, 2023, the allowance for credit losses increased $1 and $2 on residential mortgage-backed securities on which credit losses were not previously recorded, respectively.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2023, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$514	$512
Due after one year through five years	562	529
Due after five years through ten years	292	255
Due after ten years	65	54
	1,432	1,351
Residential mortgage-backed securities	234	227
Commercial mortgage-backed securities	18	18
Collateralized debt obligations	143	142
Other asset-backed securities	273	265
Total	$2,100	$2,004
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at September 30, 2023 and December 31, 2022, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022:
| Ambac Financial Group, Inc. 11 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	September 30, 2023						December 31, 2022
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$50	$1	$16	$2	$65	$3	$21	$1	$7	$1	$28	$2
Corporate obligations	150	5	497	60	648	65	280	21	279	42	559	63
Foreign obligations	25	1	52	9	77	9	27	2	47	7	73	9
U.S. government obligations	28	2	37	3	64	4	40	3	19	1	58	4
Residential mortgage-backed securities	58	2	107	25	165	28	132	19	—	—	132	19
Commercial mortgage-backed securities	18	1	—	—	18	1	3	—	—	—	3	—
Collateralized debt obligations	7	—	107	1	114	1	90	3	36	1	126	4
Other asset-backed securities	120	9	34	2	154	11	198	4	5	1	203	5
	456	20	849	102	1,306	122	791	53	392	53	1,183	106
Short-term	19	—	—	—	19	—	78	—	8	—	86	—
Total temporarily impaired securities	$476	$20	$849	$102	$1,325	$122	$869	$53	$400	$53	$1,269	$106

Management has determined that the securities in the above table do not have credit impairment as of September 30, 2023 and December 31, 2022, based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of September 30, 2023, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of September 30, 2023, included in the above table resulted from the impact of increasing interest rates and market spreads. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of September 30, 2023, resulted from an increase in interest rates and, to a lesser extent, market spreads since the securities were purchased. Unrealized losses of $64 related to 803 investment grade securities with an average unrealized loss equal to 9% of amortized cost at September 30, 2023. Securities that have below investment grade credit ratings or are unrated comprise $1 of the gross unrealized loss and have an average unrealized loss equal to 4% of amortized cost at September 30, 2023. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of September 30, 2023, is probable.
Residential mortgage-backed securities and Other asset-backed securities
As of September 30, 2023, $28 of the unrealized loss on residential mortgage-backed securities related to 16 Ambac insured securities. Six of these account for $26 of the unrealized loss and have an average unrealized loss equal to 17% of amortized cost. The $11 unrealized loss on other asset backed securities related to 16 Ambac-insured securities that have an average unrealized loss equal to 7% of amortized cost.
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
| Ambac Financial Group, Inc. 12 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturity securities	$20	$16	$55	$45
Short-term investments	5	3	16	4
Investment expense	(1)	(2)	(4)	(4)
Securities available-for-sale and short-term	24	17	67	44
Fixed maturity securities - trading	—	(1)	5	(22)
Other investments	6	(5)	28	(28)
Total net investment income (loss)	$30	$11	$100	$(6)
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities, including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments:
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross realized gains on securities	$—	$6	$1	$29
Gross realized losses on securities	(1)	(1)	(4)	(17)
Foreign exchange gains (losses)	2	9	(2)	20
Credit impairments	(1)	—	(2)	—
Intent / requirement to sell impairments	—	—	—	—
Net investment gains (losses), including impairments	$1	$14	$(7)	$31
Ambac had an allowance for credit losses of $2 and $0 at September 30, 2023 and 2022, respectively.
Ambac did not purchase any financial assets with credit deterioration for the three and nine months ended September 30, 2023 and 2022.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $27 and $64 at September 30, 2023 and December 31, 2022, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as "Short-term investments pledged as collateral, at fair value." Refer to Note 7. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $24 and $23 at September 30, 2023 and December 31, 2022, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 and $1 at September 30, 2023 and December 31, 2022, were deposited as security in connection with a letter of credit issued for an office lease. Fiduciary funds held by Ambac's insurance distribution subsidiaries, carried at $2 and $0 at September 30, 2023 and December 31, 2022, respectively, are included in the invested assets.
Guaranteed Securities:
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC or Ambac UK (“insured securities”). The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at September 30, 2023 and December 31, 2022, respectively:

	Municipal Obligations	Mortgage and Asset- backed Securities	Total	Weighted Average Underlying Rating (1)
September 30, 2023	$9	$419	$427	B-

December 31, 2022	$10	$394	$403	B
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
| Ambac Financial Group, Inc. 13 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $48 to private credit and private equity funds at September 30, 2023.

	Fair Value
Class of Funds	September 30, 2023	December 31, 2022	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$109	$186	quarterly or semi-annually	90 days
Private credit (2)	85	84	quarterly if permitted	180 days if permitted
High yields and leveraged loans (3) (10)	78	80	daily	0 - 30 days
Equity market investments (4) (10)	53	64	daily or quarterly	0 - 90 days
Investment grade floating rate income (5)	40	63	weekly	0 days
Private equity (6)	62	47	quarterly if permitted	90 days if permitted
Real estate properties (7)	21	22	see footnote (7)	see footnote (7)
Convertible bonds (8)(10)	—	8	daily	0 days
Insurance-linked investments (9)	1	1	see footnote (9)	see footnote (9)
Total equity investments in pooled funds	$449	$556

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
(7)Investments consist of UK property to generate income and capital growth. On October 17, 2023, the fund manager notified investors of its intention to terminate the fund effective December 31, 2023. Beginning December 31, 2023, distributions will be made to investors, pro-rata to the number of fund units held, from available proceeds of property sales as soon as possible following completion of such sales.
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
(10)These categories include fair value amounts totaling $87 and $61 at September 30, 2023 and December 31, 2022, respectively, that are readily determinable and are priced through pricing vendors, including for Equity market investments $53 and $53, High yield and leveraged loans products $35 and $—, and Convertible bonds investments $0 and $8.
Other investments also include preferred equity investments with a carrying value of $12 and $12 as of September 30, 2023 and December 31, 2022, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments or adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the periods presented.
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gains (losses) recognized during the period on trading and equity securities	$—	$(7)	$16	$(49)
Less: net gains (losses) recognized during the reporting period on trading and equity securities sold during the period	—	(1)	10	(27)
Unrealized gains (losses) recognized during the reporting period on trading and equity securities still held at the reporting date	$—	$(6)	$6	$(22)
| Ambac Financial Group, Inc. 14 2023 Third Quarter FORM 10-Q |

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
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2023 and December 31, 2022, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
| Ambac Financial Group, Inc. 15 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	September 30, 2023					December 31, 2022
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$95	$95	$—	$95	$—	$102	$102	$—	$102	$—
Corporate obligations	671	671	—	652	19	598	598	—	585	12
Foreign obligations	92	92	92	—	—	76	76	76	—	—
U.S. government obligations	73	73	73	—	—	65	65	65	—	—
Residential mortgage-backed securities	227	227	—	227	—	238	238	—	238	—
Commercial mortgage-backed securities	18	18	—	18	—	15	15	—	15	—
Collateralized debt obligations	142	142	—	142	—	137	137	—	137	—
Other asset-backed securities	265	265	—	197	68	224	224	—	157	67
Fixed maturity securities, pledged as collateral:
Short-term	27	27	27	—	—	64	64	64	—	—
Short term investments	421	421	415	5	—	507	507	506	1	—
Other investments (1)	461	449	87	—	—	568	556	61	—	—
Cash, cash equivalents and restricted cash	46	46	46	—	—	44	44	43	1	—
Derivative assets:
Interest rate swaps—asset position	14	14	—	—	14	27	27	—	1	26
Warrants	1	1	—	—	1	1	1	—	—	1
Other assets-Loans	2	2	—	—	2	10	10	—	—	10
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	1,857	1,857	—	—	1,857	1,828	1,828	—	—	1,828
Fixed maturity securities: Municipal obligation, trading	—	—	—	—	—	43	43	—	43	—
Fixed maturity securities: Municipal obligations, available-for-sale	91	91	—	91	—	96	96	—	96	—
Restricted cash	256	256	256		—	17	17	17	—	—
Loans	1,551	1,551	—	—	1,551	1,829	1,829	—	—	1,829
Derivative assets: Interest rate swaps—asset position	177	177	—	177	—	190	190	—	190	—
Derivative assets: Currency swaps—asset position	42	42	—	42	—	49	49	—	49	—
Total financial assets	$6,530	$6,518	$997	$1,647	$3,512	$6,726	$6,715	$833	$1,615	$3,772
Financial liabilities:
Long term debt, including accrued interest	$967	$769	$—	$754	$15	$1,065	$878	$—	$864	$14
Derivative liabilities:
Interest rate swaps—liability position	22	22	—	22	—	38	38	—	38	—
Liabilities for net financial guarantees written (2)	238	646	—	—	646	159	476	—	—	476
Variable interest entity liabilities:
Long-term debt	2,699	2,662	—	2,558	104	3,107	3,145	—	2,992	154
Derivative liabilities: Interest rate swaps—liability position	1,038	1,038	—	1,038	—	1,048	1,048	—	1,048	—
Total financial liabilities	$4,964	$5,137	$—	$4,372	$765	$5,418	$5,586	$—	$4,942	$644
(1)Excluded from the fair value measurement categories in the table above are investment funds of $362 and $494 as of September 30, 2023 and December 31, 2022, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value amounts in the table above are equity securities with a carrying value of $12 and $12 as of September 30, 2023 and December 31, 2022, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
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
| Ambac Financial Group, Inc. 16 2023 Third Quarter FORM 10-Q |

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
Fixed Maturity Securities:
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2023, approximately 2%, 94% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2022, approximately 5%, 91% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $68 and $67 at September 30, 2023 and December 31, 2022, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at September 30, 2023 and December 31, 2022 include the following:

September 30, 2023:
a. Coupon rate:	5.98%
b. Average Life:	12.97 years
c. Yield:	12.00%

December 31, 2022:
a. Coupon rate:	5.98%
b. Average Life:	13.46 years
c. Yield:	12.60%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $19 and $12 at September 30, 2023 and December 31, 2022, respectively. Fair value was calculated by discounting cash flows with a weighted average maturity of 1.08 years and yield of 10.1% at September 30, 2023 and a weighted average maturity of 1.75 years and yield of 11.3% at December 31, 2022. Yields used are consistent with the security type and rating.
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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate swaps and exchange traded futures contracts (terminated during the second quarter of 2023). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads, and
| Ambac Financial Group, Inc. 17 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
yield curves. The valuation of certain derivative contracts may require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact was not significant to the fair value of derivatives at September 30, 2023 or December 31, 2022.
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
Ambac holds warrants to purchase preferred stock of a development stage company. These warrants have a fair value of $1 and $1 as of September 30, 2023 and December 31, 2022, respectively. Fair value was determined using a standard warrant valuation model with internally developed input assumptions.
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
The fair value of FG VIE fixed maturity securities and loan assets are generally based on Level 2 market price quotes received from independent market sources when available. When FG VIE asset fair values are not readily available from market quotes, values are estimated internally. Internal valuations of FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 7.4% and 6.8% at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the range of these discount rates was between 6.3% and 8.8%. At December 31, 2022, the range of these discount rates were between 5.8% and 8.5%.
| Ambac Financial Group, Inc. 18 2023 Third Quarter FORM 10-Q |

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
	Investments	Derivatives	Investments	Loans	Total
Three Months Ended September 30, 2023:
Balance, beginning of period	$81	$25	$1,952	$1,772	$3,831
Total gains/(losses) realized and unrealized:
Included in earnings	—	(11)	(21)	48	17
Included in other comprehensive income	—	—	(74)	(62)	(137)
Purchases	6	—	—	—	6
Settlements	—	—	—	(73)	(73)
Deconsolidation of VIEs	—	—	—	(133)	(133)
Balance, end of period	$87	$15	$1,857	$1,551	$3,510
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(11)	$(21)	$48	$17
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$(74)	$(62)	$(137)

Three Months Ended September 30, 2022:
Balance, beginning of period	$81	$38	$2,533	$2,144	$4,795
Total gains/(losses) realized and unrealized:
Included in earnings	—	(11)	(312)	(231)	(553)
Included in other comprehensive income	(4)	—	(194)	(162)	(360)
Settlements	—	(1)	—	(69)	(71)
Balance, end of period	$78	$26	$2,026	$1,682	$3,812
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(11)	$(312)	$(231)	$(553)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(4)	$—	$(194)	$(162)	$(360)
| Ambac Financial Group, Inc. 19 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
			VIE Assets
	Investments	Derivatives	Investments	Loans	Total
Nine Months Ended September 30, 2023:
Balance, beginning of period	$79	$26	$1,828	$1,829	$3,762
Total gains/(losses) realized and unrealized:
Included in earnings	1	(11)	59	40	89
Included in other comprehensive income	3	—	(18)	30	15
Purchases	6	—	—	—	6
Settlements	(1)	—	(12)	(214)	(228)
Deconsolidation of VIEs	—	—	—	(133)	(133)
Balance, end of period	$87	$15	$1,857	$1,551	$3,510
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$(11)	$59	$37	$86
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$3	$—	$(18)	$28	$13

Nine Months Ended September 30, 2022:
Balance, beginning of period	$91	$70	$3,320	$2,718	$6,199
Total gains/(losses) realized and unrealized:
Included in earnings	1	(39)	(770)	(409)	(1,217)
Included in other comprehensive income	(13)	—	(505)	(413)	(932)
Purchases	1	—	—	—	1
Settlements	(1)	(5)	(18)	(214)	(239)
Balance, end of period	$78	$26	$2,026	$1,682	$3,812
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$(40)	$(770)	$(409)	$(1,218)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(13)	$—	$(505)	$(413)	(932)
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Total gains (losses) included in earnings for the period	$—	$(11)	$27	$—	$—	$(11)	$(543)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(11)	27	—	—	(11)	(543)	—

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Total gains or losses included in earnings for the period	$1	$(11)	$99	$—	$1	$(39)	$(1,179)	$—
Changes in unrealized gains or losses included in earnings relating to the assets and liabilities still held at the reporting date	—	(11)	96	—	—	(40)	(1,179)	—
| Ambac Financial Group, Inc. 20 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
6.    INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended September 30,
	2023		2022
	Written	Earned	Written	Earned
Direct	$65	$59	$16	$30
Assumed	14	3	—	—
Ceded	52	45	17	19
Net premiums	$27	$18	$—	$11

	Nine Months Ended September 30,
	2023		2022
	Written	Earned	Written	Earned
Direct	$181	$157	$83	$83
Assumed	14	3	—	—
Ceded	195	113	63	43
Net premiums	$—	$47	$21	$39
The following table summarizes net premiums earned by location of risk:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$15	$7	$38	$27
United Kingdom	3	3	8	10
Other international	—	1	2	2
Total	$18	$11	$47	$39

Premium Receivables, including credit impairments:
Premium receivables at September 30, 2023 and December 31, 2022 were $278 and $269, respectively.
•Legacy financial guarantee premium receivables are discounted using an appropriate risk-free rate corresponding to the weighted average life of each policy and currency to discount the future premiums contractually due or expected to be collected. The weighted average risk-free rate at September 30, 2023 and December 31, 2022, was 3.2% and 3.0%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2023 and December 31, 2022, was 7.8 years and 8.0 years, respectively.
•Specialty property and casualty premium receivables are not discounted and are typically paid upfront. Any receivables for such amounts are generally collected in the following period. Non-payment of premium by the policyholder may lead to policy cancellation. Premium receivables related to assumed reinsurance are paid on an installment basis.
Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2022.
Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of September 30, 2023 and December 31, 2022:

	Surveillance Categories as of September 30, 2023						Surveillance Categories as of December 31, 2022
Type of Guaranteed Bond	I	IA	II	III	IV	Total	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$134	$3	$5	$—	$—	$142	$140	$3	$5	$—	$—	$148
Other	1	—	—	—	—	1	2	—	—	—	—	2
Total Public Finance	136	3	5	—	—	143	142	3	5	—	—	150

Structured Finance:
Mortgage-backed and home equity	—	—	—	—	10	11	—	—	—	—	11	11
Student loan	—	—	—	7	—	8	1	1	—	7	—	8
Other	4	—	—	—	—	4	4	—	—	—	—	4
Total Structured Finance	4	—	—	7	10	22	5	1	—	7	11	24

International:
Sovereign/sub-sovereign	50	14	—	—	—	64	49	7	—	9	—	64
Investor-owned and public utilities	17	—	—	—	—	17	18	—	—	—	—	18
Other	3	—	—	—	—	3	2	—	—	—	—	2
Total International	70	14	—	—	—	84	70	7	—	9	—	85
Total (1) (2)	$209	$18	$5	$7	$10	$249	$217	$10	$5	$16	$11	$259
(1)    Excludes specialty property and casualty premium receivables of $33 and $16 at September 30, 2023 and December 31, 2022, respectively.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
| Ambac Financial Group, Inc. 21 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Below is a rollforward of the premium receivable allowance for credit losses as of September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$5	$6	$5	$9
Current period provision (benefit)	—	(1)	(1)	(3)
Write-offs of the allowance	—	—	—	—
Recoveries of previously written-off amounts	—	—	—	—
Ending balance (1)	$4	$6	$4	$6
(1)At September 30, 2023 and 2022, $2 and $0 of premiums were past due.
Legacy Financial Guarantee Premium Receivables:
Below is the gross premium receivable roll-forward, net of the allowance for credit losses, for the affected periods:

Nine Months Ended September 30,	2023	2022
Beginning premium receivable	$254	$320
Premium receipts	(22)	(30)
Adjustments for changes in expected and contractual cash flows for contracts (1)	6	(21)
Accretion of premium receivable discount for contracts	6	6
Changes to allowance for credit losses	1	3
Other adjustments (including foreign exchange) (2)	1	(20)
Ending premium receivable (3)	$245	$259
(1)Adjustments for changes in expected and contractual cash flows are primarily due to indexation offset by reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns.
(2)Includes foreign exchange gains (losses) of $1 and $(19) for 2023 and 2022, respectively.
(3)Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At September 30, 2023 and 2022, premium receivables include British Pounds of $71 (£58) and $73 (£66), respectively, and Euros of $13 (€13) and $14 (€14), respectively.
The following table summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at September 30, 2023:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
December 31, 2023	6	4
Twelve months ended:
December 31, 2024	26	15
December 31, 2025	25	15
December 31, 2026	24	15
December 31, 2027	24	14
Five years ended:
December 31, 2032	99	57
December 31, 2037	62	32
December 31, 2042	29	11
December 31, 2047	14	4
December 31, 2052	4	1
December 31, 2057	—	—
Total	$313	$169
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
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the insured portfolio. Below are the components of the loss and loss expense reserves and the subrogation recoverable asset at September 30, 2023 and December 31, 2022:

	September 30, 2023					December 31, 2022
	Specialty Property and Casualty	Legacy Financial Guarantee				Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows					Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss expense reserves	$160	$769	$(50)	$(29)	$850	$90	$787	$(44)	$(28)	$805
Subrogation recoverable	—	4	(183)	—	(179)	—	5	(276)	—	(271)
Totals	$160	$773	$(234)	$(29)	$670	$90	$791	$(319)	$(28)	$534

| Ambac Financial Group, Inc. 22 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Nine Months Ended September 30,	2023	2022
Beginning gross loss and loss expense reserves	$534	$(522)
Reinsurance recoverable	115	56
Beginning balance of net loss and loss expense reserves	419	(578)
Losses and loss expenses (benefit):
Current year	20	6
Prior years	(71)	(347)
Total (1) (2)	(51)	(341)
Loss and loss expenses paid (recovered):
Current year	2	(1)
Prior years	(139)	(195)
Total	(137)	(195)
Foreign exchange effect	—	(3)
Ending net loss and loss expense reserves	506	(727)
Impact of VIE consolidation	—	(292)
Reinsurance recoverable (3)	165	79
Ending gross loss and loss expense reserves	$670	$(940)
(1)Total losses and loss expenses (benefit) includes $(75) and $(30) for the nine months ended September 30, 2023 and 2022, respectively, related to ceded reinsurance.
(2)Ambac recorded the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W's) by transaction sponsors within losses and loss expenses (benefit) for the Legacy Financial Guarantee segment. The losses and loss expense incurred associated with changes in estimated R&W's for the nine months ended September 30, 2023 and 2022, was $0 and $80, respectively.
(3)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $7 and $1 as of September 30, 2023 and 2022, respectively, related to previously presented loss and loss expenses and subrogation.
For 2023, the positive development in prior years was largely driven by RMBS recoveries, the positive impact of discount rates on the RMBS portfolio and an assumption change in the international portfolio, all in the legacy financial guarantee segment.
For 2022, the positive development in prior years was primarily attributable to the Puerto Rico restructuring and favorable RMBS development due to the positive impact of discount rates and the impact of the Settlement Agreement with Bank of America Corporation and certain affiliates thereof, all in the legacy financial guarantee segment.
Legacy Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at September 30, 2023 and December 31, 2022, excluding consolidated VIEs. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at September 30, 2023 and December 31, 2022,was 4.6% and 3.9%, respectively.

Surveillance Categories as of September 30, 2023
	I	IA	II	III	IV	V	Total
Number of policies	27	12	10	13	95	5	162
Remaining weighted-average contract period (in years) (1)	9	10	13	14	12	7	12
Gross insured contractual payments outstanding:
Principal	$492	$1,185	$455	$401	$1,516	$28	$4,076
Interest	115	354	275	143	607	18	1,512
Total	$606	$1,539	$730	$543	$2,123	$46	$5,588
Gross undiscounted claim liability	$2	$26	$42	$432	$778	$46	$1,325
Discount, gross claim liability	—	(4)	(8)	(172)	(363)	(10)	(557)
Gross claim liability before all subrogation and before reinsurance	1	22	34	259	415	36	769
Less:
Gross other subrogation (2)	(13)	(2)	—	(28)	(257)	(12)	(313)
Discount, other subrogation	3	—	—	5	67	4	79
Discounted other subrogation, before reinsurance	(10)	(2)	—	(23)	(190)	(8)	(234)
Gross claim liability, net of all subrogation and discounts, before reinsurance	(9)	20	34	236	225	29	535
Less: Unearned premium revenue	(1)	(13)	(4)	—	(10)	(1)	(29)
Plus: Loss expense reserves	—	3	—	1	1	—	4
Gross loss and loss expense reserves	$(10)	$9	$30	$236	$217	$28	$510
Reinsurance recoverable reported on Balance Sheet (3)	$1	$—	$8	$20	$3	$—	$32
(1)Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.
(2)Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.
(3)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $32 related to future loss and loss expenses and $0 related to presented loss and loss expenses and subrogation.
| Ambac Financial Group, Inc. 23 2023 Third Quarter FORM 10-Q |

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
Representation and Warranty Recoveries:
Ambac recorded RMBS R&W subrogation recoveries of $0 ($0 net of reinsurance) and $140 ($140 net of reinsurance) at September 30, 2023 and December 31, 2022, respectively. On December 29, 2022, AAC entered into a Settlement Agreement and Release with Nomura Credit & Capital, Inc. ("Nomura") whereby the parties settled all RMBS litigation brought by AAC against Nomura and AAC received $140 on January 3, 2023, bringing to a close all of AAC's legacy litigation against RMBS sponsors.
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
•Within its Specialty Property and Casualty Insurance segment, the Company generally enters into quota share reinsurance agreements whereby the Company cedes to capacity providers (reinsurers) a substantial amount (generally 70% or more) of its gross liability under all policies issued by and on behalf of the Company by the MGA/U.
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
Ambac’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $378 at September 30, 2023. Credit exposure existed at September 30, 2023, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac under the
| Ambac Financial Group, Inc. 24 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
terms of these reinsurance arrangements. At September 30, 2023, there were ceded reinsurance balances payable of $95 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Ambac.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac (i) is entitled to receive collateral from certain reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Ambac in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac held letters of credit and collateral amounting to $119 from its reinsurers at September 30, 2023. For those reinsurance counterparties that do not currently post collateral, Ambac's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company ("PWIC") and 21st Century Company acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively, to mitigate any residual risk to these reinsurers.
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
At September 30, 2023, our top three reinsurers represented 77.2% of our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our three most significant reinsurers by amount of reinsurance recoverable as of September 30, 2023.

Reinsurers	Type of Insurance	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	Specialty P&C	A++	$67	$57
QBE Insurance Corporation	Specialty P&C	A	39	39
Assured Guaranty Re Ltd.	Financial Guarantee	AA	27	—
All other reinsurers			39	14
Total recoverables			$172	$110
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
Ambac has uncollateralized credit exposure of $110 and $60 and has recorded an allowance for credit losses of less than a million at September 30, 2023 and December 31, 2022. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $42 and $45 at September 30, 2023 and December 31, 2022, respectively. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities.
| Ambac Financial Group, Inc. 25 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
7.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023					December 31, 2022
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Derivative Assets:
Interest rate swaps	$14	$—	$14	$—	$14	$27	$—	$27	$—	$27
Warrants	1	—	1	—	1	1	—	1	—	1
Total non-VIE derivative assets	$15	$—	$15	$—	$15	$28	$—	$27	$—	$27
Derivative Liabilities:
Interest rate swaps	$22	$—	$22	$21	$—	$38	$—	$38	$38	$—
Total non-VIE derivative liabilities	$22	$—	$22	$21	$—	$38	$—	$38	$38	$—
Variable Interest Entities Derivative Assets:
Interest rate swaps	$177	$—	$177	$177	$—	$190	$—	$190	$—	$190
Currency swaps	42	—	42	42	—	49	—	49	—	49
Total VIE derivative assets	$219	$—	$219	$219	$—	$239	$—	$239	$—	$239
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,038	$—	$1,038	$—	$1,038	$1,048	$—	$1,048	$—	$1,048
Total VIE derivative liabilities	$1,038	$—	$1,038	$—	$1,038	$1,048	$—	$1,048	$—	$1,048
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $9 and $6 as of September 30, 2023 and December 31, 2022, respectively. Amounts representing an obligation to return cash collateral were $254 and $0 as of September 30, 2023 and December 31, 2022, respectively and are reported in "Variable interest entity liabilities: Other liabilities".
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on derivative contracts	4	16	2	63
Warrants	Net gains (losses) on derivative contracts	—	—	—	1
Futures contracts	Net gains (losses) on derivative contracts	—	22	—	59
Total Non-VIE derivatives		$4	$37	1	124
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$7	$17	4	37
Interest rate swaps	Income (loss) on variable interest entities	26	250	24	519
Total Variable Interest Entities		33	267	28	556
Total derivative contracts		$38	$304	$29	$680

Interest Rate Derivatives:
AFS provided interest rate derivatives to financial guarantee customers and used derivatives to provide a partial hedge against interest rate risk in AAC's insurance and investment portfolios. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Since June 30, 2023, AFS's only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges.
As of September 30, 2023 and December 31, 2022, the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	September 30, 2023	December 31, 2022
Interest rate swaps—pay-fixed/receive-variable	$141	$989
Interest rate swaps—receive-fixed/pay-variable	168	337
| Ambac Financial Group, Inc. 26 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Other Derivatives:
As of September 30, 2023 Ambac holds warrants to purchase preferred stock of a development stage company.
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional amounts for VIE derivatives outstanding as of September 30, 2023 and December 31, 2022, were as follows:

	Notional
Type of VIE Derivative	September 30, 2023	December 31, 2022
Interest rate swaps—receive-fixed/pay-variable	$1,592	$1,573
Interest rate swaps—pay-fixed/receive-variable	846	887
Currency swaps	156	176
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
As of September 30, 2023 and December 31, 2022, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $21 and $38, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $36 and $54, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on September 30, 2023, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
8.    GOODWILL AND INTANGIBLE ASSETS
See Note 2. Basis of Presentation and Significant Accounting Policies for discussion of goodwill. The following table presents the Company's goodwill.

	September 30, 2023	December 31, 2022
Beginning balance	$61	$46
Business acquisitions	9	15
Impairments	—	—
Ending balance	$70	$61
Intangible assets and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	September 30, 2023	December 31, 2022
Finite-lived Intangible Assets:
Insurance intangible:
Gross carrying value	$1,249	$1,247
Accumulated amortization	1,000	981
Net insurance intangible asset	249	266
Other intangibles:
Gross carrying value	57	52
Accumulated amortization	9	6
Net other intangible assets	48	47
Total finite-lived intangible assets	298	312
Indefinite-lived Intangible Assets:
Insurance licenses	14	14
Total intangible assets	$312	$326
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
| Ambac Financial Group, Inc. 27 2023 Third Quarter FORM 10-Q |

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

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to FG VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

	September 30, 2023			December 31, 2022
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$1,857	$—	$1,857	$1,828	$—	$1,828
Municipal obligations, trading	—	—	—	—	43	43
Municipal obligations, available-for-sale (1)	—	91	91	—	96	96
Total FG VIE fixed maturity securities, at fair value	1,857	91	1,948	1,828	139	1,967
Restricted cash	255	1	256	1	16	17
Loans, at fair value (2)	1,551	—	1,551	1,829	—	1,829
Derivative assets	219	—	219	239	—	239
Other assets	—	1	1	—	2	2
Total FG VIE assets	$3,883	$94	$3,976	$3,896	$157	$4,054
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$2,535	$—	$2,535	$2,788	$—	$2,788
Long-term debt, at par less unamortized discount	—	164	164	—	319	319
Total long-term debt	2,535	164	2,699	2,788	319	3,107
Derivative liabilities	1,038	—	1,038	1,048	—	1,048
Cash collateral payable	254	—	254	—	—	—
Other liabilities	—	—	1	—	5	5
Total FG VIE liabilities	$3,827	$165	$3,992	$3,836	$324	$4,160
Number of FG VIEs consolidated	3	4	7	5	4	9
(1)Available-for-sale FG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $94 and $99 at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, there were $1 aggregate gross unrealized gains and $(4) aggregated gross unrealized losses. At December 31, 2022, there were $1 aggregate gross unrealized gains and $(4) aggregated gross unrealized losses. All such securities had contractual maturities due after ten years as of September 30, 2023.
(2)The unpaid principal balances of loan assets carried at fair value were $1,756 as of September 30, 2023 and $1,977 as of December 31, 2022.
(3)The unpaid principal balances of long-term debt carried at fair value were $2,857 as of September 30, 2023 and $3,064 as of December 31, 2022.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net change in fair value of VIE assets and liabilities reported under the fair value option	$1	$(3)	$4	$(2)
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	—	1	—	(1)
Net change in fair value of VIE assets and liabilities reported in earnings under the fair value option	1	(2)	4	(3)
Investment income (loss)	1	1	6	(4)
Net realized investment gains (losses) on available-for-sale securities	—	1	—	2
Interest expense on long-term debt carried at par less unamortized cost	(2)	(1)	(10)	(8)
Other expenses	—	—	(1)	(1)
Gain (loss) from consolidating VIEs	—	—	—	28
Income (loss) on variable interest entities	$1	$(1)	$—	$14
| Ambac Financial Group, Inc. 28 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
As further discussed in Note 6. Insurance Contracts, on March 17, 2022, in connection with the Puerto Rico restructuring, two new trusts were established. Ambac was required to consolidate these trusts which resulted in a combined gain of $28 for the nine months ended September 30, 2022. Including these new trusts, Ambac consolidated zero and two FG VIEs for the nine months ended September 30, 2023 and 2022, respectively. Ambac consolidated zero and zero FG VIEs for the three months ended September 30, 2023 and 2022, respectively. Ambac de-consolidated one FG VIE for the three months ended September 30, 2023 and two FG VIE for nine months ended September 30, 2023, as a result of the termination of Ambac's insurance or retirement of all Ambac-insured bonds in the trust. There was no gain or loss resulting from the de-consolidations for nine months ended September 30, 2023. Ambac did not deconsolidate any FG VIEs for the three and nine months ended September 30, 2022.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of September 30, 2023 and December 31, 2022:

	September 30, 2023:				December 31, 2022:
	Carrying Value of Assets and Liabilities				Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
Global structured finance:
Mortgage-backed—residential	$2,441	$175	$396	$—	$2,559	$266	$400	$—
Other consumer asset-backed	566	5	227	—	652	6	225	—
Other	421	2	2	—	430	2	2	1
Total global structured finance	3,428	182	624	—	3,642	274	628	1
Global public finance	17,543	210	208	—	17,997	216	212	—
Total	$20,971	$392	$833	$—	$21,639	$490	$840	$1
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
10.    REVENUES FROM CONTRACTS WITH CUSTOMERS
The following table presents the Insurance Distribution business operations revenues recognized in accordance with the Revenue from Contracts with Customers Topic of the ASC disaggregated by policy type for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employer Stop Loss	$3	$2	$9	$7
Affinity Products	6	5	16	14
Specialty Commercial Auto	4	—	10	—
Other	2	—	4	—
Total	$15	$7	$39	$22
During the nine months ended September 30, 2023 and 2022, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $5 and $5, respectively.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

	September 30, 2023	December 31, 2022
Premiums and commissions receivable	$11	$7
Contract assets	9	5
Contract liabilities	1	1
Contract assets represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy. The Company does not have the right to bill or collect payment on i) base commissions until the related premiums from policyholders has been collected nor ii) profit-sharing commissions until after the contract year is completed. Changes in contract assets during the nine months ended September 30, 2023, is primarily due to the timing of new or renewal policies, growth in the business, the acquisition of Riverton, reclassifications to receivables (unconditional right) and collections.
Contract liabilities represent advance consideration received from customers related to employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 21 months from contract inception. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of $1 and $1, respectively.
| Ambac Financial Group, Inc. 29 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
11.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Three Months Ended September 30, 2023:					Three Months Ended September 30, 2022:
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(67)	$6	$(147)	$(1)	$(209)	$(23)	$4	$(177)	$—	$(196)
Other comprehensive income (loss) before reclassifications	(23)	—	(29)	—	(52)	(53)	—	(58)	—	(111)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	(1)	(6)	—	—	(1)	(7)
Net current period other comprehensive income (loss)	(23)	—	(29)	—	(53)	(59)	—	(58)	(1)	(118)
Ending Balance	$(90)	$5	$(176)	$(1)	$(262)	$(82)	$4	$(235)	$(1)	$(315)

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(71)	$3	$(184)	$(1)	$(253)	$154	$4	$(100)	$(1)	$58
Other comprehensive income before reclassifications	(24)	3	8	—	(13)	(224)	—	(136)	—	(360)
Amounts reclassified from accumulated other comprehensive income	6	(1)	—	—	4	(12)	—	—	—	(12)
Net current period other comprehensive income	(19)	2	8	—	(9)	(236)	(1)	(136)	—	(372)
Ending Balance	$(90)	$5	$(176)	$(1)	$(262)	$(82)	$4	$(235)	$(1)	$(315)
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
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(1)	$(8)	$7	$(17)	Net realized investment gains (losses)
	—	2	(1)	5	Provision for income taxes
	$—	$(6)	$6	$(12)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	$(1)	$—	Other income
Actuarial (losses)	—	—	—	—	Other income
	—	—	(1)	—	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$—	$(1)	$—	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$—	$(1)	$—	$—	Credit risk changes of fair value option liabilities
	—	—	—	—	Provision for income taxes
	$—	$(1)	$—	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(1)	$(7)	$4	$(12)	Net of tax and noncontrolling interest

| Ambac Financial Group, Inc. 30 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
12.    NET INCOME PER SHARE
As of September 30, 2023, 45,187,327 shares of AFG's common stock (par value $0.01) were issued and outstanding. Common shares outstanding increased by 213,570 during the nine months ended September 30, 2023, primarily due to settlements of employee restricted and performance stock units, partially offset by 325,068 shares of common stock repurchased under an approved share repurchase program. As of April 30, 2023, all of AFG's outstanding warrants expired without being exercised.
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
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$66	$340	$19	347
Adjustment to redemption value (ASC 480)	—	—	—	—
Numerator of basic and diluted EPS	$66	$340	$19	347
Per Share:
Basic	$1.44	$7.50	$0.42	$7.56
Diluted	$1.41	$7.41	$0.41	$7.48
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
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding denominator	45,635,373	45,307,019	45,652,555	45,847,306
Effect of potential dilutive shares :
Restricted stock units	125,035	179,293	152,431	105,114
Performance stock units (1)	1,050,327	360,093	981,457	403,674
Diluted weighted average shares outstanding denominator	46,810,735	45,846,405	46,786,443	46,356,094
Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	4,877,617	—	4,877,617
Restricted stock units	125,035	157,991	127,149	214,941
Performance stock units (1)	—	—	51,909	—
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
| Ambac Financial Group, Inc. 31 2023 Third Quarter FORM 10-Q |

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.	$59	$329	$(7)	$338
Foreign	8	14	34	13
Total	$68	$342	$28	$352
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current taxes
U. S. federal	$—	$—	$1	$—
U.S. state and local	—	—	—	—
Foreign	4	4	6	6
Total Current taxes	4	4	8	6
Deferred taxes
U.S.federal	(2)	—	(2)	—
Foreign	(1)	(2)	1	(2)
Total Deferred taxes	(3)	(2)	(1)	(2)
Provision for income taxes	$1	$2	$7	$4
As of September 30, 2023, the Company has (i) $3,462 of NOLs, which if not utilized will begin expiring in 2030, and will fully expire in 2043, and (ii) $303 of interest expense tax deduction carryover, which has an indefinite carryforward period but is limited in any particular year based on certain provisions.
14.    COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 20: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 14: Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K and Form 10-Q.
Litigation Filed or Joined by Ambac
Puerto Rico
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03283) (appeals of the Commonwealth Plan). On January 18, 2022, the District Court entered an order confirming the Commonwealth Plan and entered its findings of fact and conclusions of law related thereto. Several parties filed notices of appeal of the District Court’s confirmation order to the First Circuit Court of Appeals, including a number of teachers’ unions
(“the Teachers’ Unions”), the Oversight Board, certain individual creditors, a number of credit unions (“the Credit Unions”), and Suiza Dairy Corporation (“Suiza”). The First Circuit previously denied the appeals of the Oversight Board, the Teachers’ Unions, the individual creditors, and the Credit Unions and affirmed the order approving the Commonwealth Plan in each. On August 22, 2023, the First Circuit denied the Suiza appeal and affirmed the order approving the Commonwealth Plan.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03567) (appeal of the PRHTA POA). On October 12, 2022, the District Court entered an order confirming the PRHTA POA and entered its findings of fact and conclusions of law related thereto. On October 24, 2022, a group of present and former employees of PRHTA (“the Vazquez-Velazquez Group”) appealed the PRHTA POA confirmation order. On July 12, 2023, the First Circuit denied the appeal and affirmed the PRHTA POA confirmation order. On July 24, 2023, the Vazquez-Velazquez Group filed a petition for panel rehearing in the First Circuit, which petition the First Circuit denied on August 11, 2023.
RMBS Litigation
Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-02614, filed April 11, 2017). On October 18, 2022, the Court set a schedule for additional summary judgment briefing, which was concluded on February 10, 2023. On September 21, 2023, the Court granted AAC’s motion for partial summary judgment and denied U.S. Bank’s motion for partial summary judgment. The parties thereafter agreed to a briefing schedule regarding AAC’s proposed use of statistical sampling in Phase 2 discovery. On November 7, 2023, the parties filed a stipulation of dismissal with prejudice. The action is concluded.
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
| Ambac Financial Group, Inc. 32 2023 Third Quarter FORM 10-Q |

a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.
Organization of Information
MD&A includes the following sections:

EXECUTIVE SUMMARY ($ in millions)
AFG Net Assets
AFG has the following net assets to support its goals and strategies, including the development and growth of its Specialty Property and Casualty Insurance and Insurance Distribution businesses, acquisitions and capital management. AFG does not have any commitment or other obligation to provide capital or liquidity to AAC, whose financial guarantee business has been in run-off since 2008. As of September 30, 2023, AFG's stand alone net assets, excluding its equity investments in subsidiaries, were $209.

Cash and short-term investments	$159
Other investments (1)	31
Other net assets	19
Total	$209
(1)Includes strategic minority investments in insurance services businesses of $26.
Segments
AFG's subsidiaries/businesses are divided into three segments with results for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30, 2023					Three Months Ended September 30, 2022
($ in millions)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Premiums placed			$62		62			$28		28
Gross premiums written	$2	$77			$80	$(13)	$30			$16
Net premiums written	2	25			27	(6)	6			—

Total revenues	41	16	15	$3	74	67	6	7	$1	80
Total expenses	(28)	15	12	7	6	(282)	7	6	6	(262)
Pretax income (loss)	69	—	2	(4)	68	349	(1)	1	(6)	342
Ambac Stockholders’ Equity (1)	836	116	103	210	1,265	681	110	64	154	1,009
Non-redeemable noncontrolling interest	51	2			53	60	2			62
Total stockholders’ equity	$887	$118	$103	$210	$1,318	$741	$112	$64	$154	$1,071

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Premiums placed			$180		$180			$97		$97
Gross premiums written	$12	$183			$195	$(12)	$95			$83
Net premiums written	$(43)	$43			$—	$2	$19			$21

Total revenues	$112	$35	$39	$7	$194	$250	$11	$22	$2	$286
Total expenses	$83	$36	$33	$14	$166	$(112)	$16	$19	$11	$(66)
Pretax income (loss)	$29	$(1)	$7	$(8)	$28	$362	$(5)	$3	$(8)	$352
(1)Represents Ambac's stockholders equity for each segment, including intercompany eliminations.
| Ambac Financial Group, Inc. 33 2023 Third Quarter FORM 10-Q |

Legacy Financial Guarantee:
Overall Strategy:
As further discussed in Note 1. Background and Business Description 1 to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, Ambac has key strategic priorities for the Legacy financial Guarantee segment, including AAC.
The execution of Ambac’s strategy to increase the value of its investment in AAC may be affected by a new capital framework being developed by the Office of the Commissioner of Insurance for the State of Wisconsin ("OCI") to assist OCI with making decisions related to capital management at AAC ("OCI's Runoff Capital Framework"). OCI’s Runoff Capital Framework, which is substantially complete, applies risk-based and other adjustments to AAC’s assets and insured liabilities, as determined by OCI in its sole discretion. OCI’s Runoff Capital Framework allows AAC to understand the likely impact of various developments and actions now or in the future on AAC’s capital position thereunder. No changes in AAC’s current management of the business are required by OCI’s Runoff Capital Framework. Furthermore, AAC’s ability to use capital for potential future deleveraging transactions or distributions will continue to require AAC to improve its capital position and obtain OCI’s approval, and there can be no assurance that OCI will approve any such use of capital. The results of OCI’s Runoff Capital Framework are expected to vary over time based on changes in AAC’s financial position, insured portfolio developments, the impact of strategic actions taken by AAC and, possibly, changes to the inputs and assumptions utilized by OCI.
With OCI’s Runoff Capital Framework substantially completed, Ambac has finalized its internal evaluation of a range of strategic options for AAC, and as a result, has appointed an investment bank along with other advisors to actively discuss such strategic options with interested parties. There can be no assurance that we will ultimately complete any strategic initiative.
The execution of Ambac’s strategy to increase the value of its investment in AAC is also subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010, as amended (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC, as well as the Stipulation and Order among the OCI, AFG and AAC that became effective on February 12, 2018, as amended (the “Stipulation and Order”), each of which requires OCI and, under certain circumstances, holders of surplus notes, to approve certain actions taken by or in respect of AAC. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG.
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
The Stipulation and Order includes affirmative covenants, as well as restrictions on certain business activities and transactions, of AFG and AAC. The Stipulation and Order has no fixed term and may be terminated or modified only with the approval of OCI. OCI reserved the right to modify or terminate the Stipulation and Order in a manner consistent with the interests of policyholders, creditors and the public generally. It is expected that the existing Stipulation and Order will be modified in connection with the final adoption of OCI's Runoff Capital Framework.
Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of AAC’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. AAC's ability to commute policies or purchase certain investments may also be limited by available liquidity.
Asset and Liability Management
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
At September 30, 2023, AAC and Ambac UK owned $318 of distressed Ambac-insured bonds, including significant concentrations of insured RMBS bonds. Subject to internal and regulatory guidelines, market conditions and other constraints, Ambac may continue to opportunistically purchase or sell Ambac-insured securities, surplus notes and/or other Ambac issued securities, and may consider opportunities to exchange securities issued or insured by it from time to time for other securities issued by it.
Liability and Insured Exposure Management
Ambac's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and
| Ambac Financial Group, Inc. 34 2023 Third Quarter FORM 10-Q |

prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. Ambac completed risk reduction transactions equating to $130 and $350 of net par exposure for the three and nine months ended September 30, 2023, respectively. Ambac also reinsured, through an existing quota share reinsurance agreement, $2,069 of insured par, consisting primarily of military housing risk of $1,958, during the nine months ended September 30, 2023.
The following table provides a comparison of total, adversely classified ("ACC") and watch list credit net par outstanding in the insured portfolio at September 30, 2023 and December 31, 2022. Net par exposure within the U.S. public finance market includes capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds.

	September 30, 2023	December 31, 2022	Decrease
Total	$19,541	$22,613	$(3,072)	(11)%
ACC	4,247	4,735	(488)	(10)%
Watch list	1,564	3,044	(1,480)	(49)%
The decrease in total, ACC and watch list credit net par outstanding resulted from active de-risking (primarily from the reinsurance cession noted above), scheduled maturities, amortizations, refundings and calls, partially offset by a weakening of the USD versus the GBP.
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
Ambac's cash balances held at banks was $41 as of September 30, 2023 and $42 as of December 31, 2022. Substantially all of these cash balances were uninsured as of September 30, 2023 and December 31, 2022 because they either (i) exceeded the two hundred and fifty thousand FDIC insurance limit or (ii) were held in foreign banks. These cash balances were held primarily with Ambac's main operating banks which are large money center and/or global banks. Ambac actively manages its cash balances to reduce bank risk and to enhance yield by transferring most of its funds to government and prime money market funds. Included in the cash balances above is $17 of cash of companies Ambac has acquired within its insurance distribution businesses that are held in regional banks. The management of these balances and the associated bank exposure is under consideration as part of Ambac's ongoing integration of these acquired businesses.
Ambac also has exposure to banks through its fixed maturity investment portfolio totaling $151 and $119 as of September 30, 2023 and December 31, 2022, respectively. All of these investments are managed by third-party asset management firms which follow single and sector risk limits established by Ambac. The average rating of our fixed income investment in banks was A- as of September 30, 2023.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the nine months ended September 30, 2023, included the following:

Net income (1)	$(2)
Gain (loss) on foreign currency translation (net of tax), included in other comprehensive income	8
Foreign currency impact on unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax), included in other comprehensive income	(2)
Impact on total comprehensive income (loss)	$4
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
FINANCIAL GUARANTEES IN FORCE
($ in millions)
Financial guarantee products were sold in three principal markets: U.S. public, U.S. structured and international finance. The following table provides a breakdown of guaranteed net par outstanding by market at September 30, 2023 and December 31,
| Ambac Financial Group, Inc. 35 2023 Third Quarter FORM 10-Q |

2022. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded.

	September 30, 2023	December 31, 2022
Public Finance (1)	$7,820	$10,547
Structured Finance	3,380	3,612
International Finance	8,341	8,454
Total net par outstanding	$19,541	$22,613
(1)Includes $3,387 and $5,400 of Military Housing net par outstanding at September 30, 2023 and December 31, 2022, respectively.

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at September 30, 2023:

Sector	Co.	Bond Kind	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding	% of Total Net Par Outstanding
IF	AUK	Investor Owned Utility Gas - unsecured	UK-Utility	BBB+	2037	$856	4.4%
IF	AUK	PFI - Hospitals	UK-Infrastructure	BBB+	2046	708	3.6%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2040	708	3.6%
IF	AUK	Other Asset Securitizations	UK-Asset Securitizations	BBB	2033	693	3.5%
IF	AUK	Investor Owned Utility Other - unsecured	UK-Utility	A-	2035	652	3.3%
IF	AUK	Investor Owned Utility Electric - unsecured	UK-Utility	BBB+	2036	591	3.0%
IF	AUK	Sub-Sovereign	Italy-Sub-Sovereign	BIG	2035	568	2.9%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2038	458	2.3%
PF	AAC	US State Lease/Appropriation	US-Lease and Tax-backed Revenue	BBB-	2036	428	2.2%
IF	AUK	PFI - Roads	UK-Infrastructure	BIG	2039	301	1.5%
Total						$5,963	30.3%
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

Net par related to the top ten exposures decreased $153 from December 31, 2022. Exposures are impacted by changes in foreign exchange rates ($42 increase during the nine months ended September 30, 2023), certain indexation rates, reinsurance transactions and scheduled and unscheduled paydowns. As a result of high current inflation, such indexation exposures have increased at a faster pace than they have historically.
The concentration of net par amongst the top ten (as a percentage of net par outstanding) was 30% at September 30, 2023, and 27% at December 31, 2022. Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $28 per single risk, with insured exposures ranging up to $298 and a median net par outstanding of $5.
Given that Ambac has not written any new financial guaranty insurance policies since 2008, the legacy financial guarantee insured portfolio is expected to become increasingly concentrated to large and/or below investment grade exposures.
Exposure Currency
The table below shows the distribution by currency of AAC’s insured exposure as of September 30, 2023:

Currency	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$11,369	$11,369
British Pounds		£5,777	7,052
Euros		€822	869
Australian Dollars	A$	391	251
Total			$19,541
| Ambac Financial Group, Inc. 36 2023 Third Quarter FORM 10-Q |

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at September 30, 2023 and December 31, 2022. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:

September 30, 2023

AA: 8%
A: 34%
BBB: 40%
BIG: 18%

December 31, 2022

AA: 7%
BIG: 17%
A: 36%
BBB: 40%

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
Summary of Below Investment Grade Exposure:

	Net Par Outstanding
Bond Type	September 30, 2023	December 31, 2022
Public Finance:
Military Housing	$362	$366
General Obligations	95	151
Lease and Tax-Backed Revenue	83	252
Other	37	54
Total Public Finance	577	823
Structured Finance:
RMBS	1,687	1,841
Student Loans	267	275
Total Structured Finance	1,954	2,117
International Finance:
Sovereign/sub-sovereign	680	701
Transportation	301	310
Other	1	2
Total International Finance	982	1,013
Total	$3,513	$3,953
The net decline in below investment grade exposures is primarily due de-risking activities, including Puerto Rico of $162 and the above mentioned reinsurance transaction of $50.
Below investment grade exposures could increase as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to increase in the future.
| Ambac Financial Group, Inc. 37 2023 Third Quarter FORM 10-Q |

Results of Operations ($ in millions)
Consolidated Results
A summary of our financial results is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross premiums written	$80	$16	$195	$83
Revenues:
Net premiums earned	$18	$11	$47	$39
Commission income	15	7	39	22
Program fees	2	1	6	2
Net investment income (loss)	30	11	100	(6)
Net investment gains (losses), including impairments	1	14	(7)	31
Net gains (losses) on derivative contracts	4	37	1	124
Net realized gains on extinguishment of debt	—	—	—	57
Income (loss) on variable interest entities	1	(1)	—	14
Other income	2	—	7	3
Expenses:
Losses and loss adjustment expenses	(76)	(353)	(51)	(341)
Amortization of deferred acquisition costs, net	2	1	5	2
Commission expense	8	4	22	13
General and administrative expenses	49	31	122	90
Intangible amortization	7	6	21	34
Interest expense	16	49	48	138
Provision for income taxes	1	2	7	4
Net income	66	340	21	348
Less: net (gain) loss attributable to noncontrolling interest	—	—	(1)	(1)
Net income attributable to common stockholders	$66	$340	$19	$347
Significant items impacting Ambac's results for the nine months ended September 30, 2023 and 2022 include the following:
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
•During the three and nine months ended September 30, 2022 management recorded an increase to AAC’s estimated R&W subrogation recoveries in the amount of $319 and $80, respectively. The change in recorded RMBS R&W recoveries is primarily attributable to the impact of the Settlement Agreement with Bank of America Corporation and certain affiliates thereof.
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2023 and 2022, respectively.
Gross Premiums Written. Gross premiums written increased $63 and $112 for the three and nine months ended September 30, 2023, compared to the same period in the prior year, as shown by segment below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Legacy Financial Guaranty Insurance	$2	$(13)	$12	$(12)
Specialty Property & Casualty Insurance	77	30	183	95
Total	$80	$16	$195	$83
Legacy Financial Guarantee Insurance gross written premiums relate to changes in expected and contractual premium cash flows for existing financial guarantees in force.
Specialty Property & Casualty Insurance growth in gross premiums written was driven by new programs, including assumed premium written with Everspan as a reinsurer, and growth in existing programs.
Net Premiums Earned. Net premiums earned increased $8 and $8 for the three and nine months ended September 30, 2023, compared to the same period in the prior year as shown by segment below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Legacy Financial Guaranty Insurance	$6	$7	$20	$31
Specialty Property & Casualty Insurance	12	4	27	8
Total	$18	$11	$47	$39
The reduction in Legacy Financial Guarantee Insurance segment was primarily due to de-risking activities, including the 2023 reinsurance transaction and the Puerto Rico restructurings, and run-off of the insured portfolio. Growth of Specialty Property & Casualty Insurance net premiums earned was due to both new programs, which includes assumed reinsurance of a workers compensation program, and growth in existing programs.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed maturity securities classified as available-for-sale, interest and changes in fair value of fixed maturity securities classified as trading, and net
| Ambac Financial Group, Inc. 38 2023 Third Quarter FORM 10-Q |

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
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Securities available-for-sale and short-term other than Ambac-insured	$18	$11	50	26
Other investments (includes trading securities)	6	(7)	33	(50)
Securities available-for-sale: Ambac-insured (including secured notes)	6	6	$17	$19
Net investment income (loss)	$30	$11	$100	$(6)
Net investment income (loss) increased $20 and $105 and for the three and nine months ended September 30, 2023 compared to the prior year periods.
•Net investment income from available-for-sale and short-term securities, other than Ambac-insured increased for the three and nine months ended September 30, 2023, compared to the same periods in the prior year due primarily to higher portfolio yields.
•Other investments income (loss) increased $13 and $83 for the three and nine months ended September 30, 2023, compared to the same periods in the prior year. Pooled fund investments results increased $11 and $56 for the three and nine months ended September 30, 2023, compared to the prior year periods. The increase for the three months ended September 30, 2023, was driven primarily by improved performance on hedge funds, high-yield and leveraged loans, floating rate income, equities and real estate. For the nine month period of 2023, the majority of the increase resulted from equities, hedge funds, and high yield and leverage loans. Investments in pooled funds may be volatile, but are generally expected to produce higher returns over the long-term than available-for-sale investments. Changes in fair value of securities received in the Puerto Rico restructurings and classified as trading, resulted in increased investment income of $2 and $27 for the three and nine months ended
September 30, 2023, compared to the same periods in the prior year.
•Net investment income from Ambac-insured securities for the three and nine months ended September 30, 2023, decreased less than $1 and $1, respectively, compared to prior year periods, as additional purchases of AAC-insured RMBS and student loan securities offset the impact of the 2022 settlements of insured Puerto Rico bonds and the redemption of Sitka Senior Secured Notes held in the portfolio in 2022.
Net Investment Gains (Losses), including Impairments. The following table provides a breakdown of net investment gains (losses) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gains (losses) on securities sold or called	$(1)	$5	$(3)	$12
Net foreign exchange gains (losses)	2	9	(2)	20
Credit impairments	(1)	—	(2)	—
Intent / requirement to sell impairments	—	—	—	—
Net investment gains (losses), including impairments	$1	$14	$(7)	$31
Net gains (losses) on securities sold or called for the three and nine months ended September 30, 2022, included $4 from the distribution of residual assets of a legacy financial guarantee student loan restructuring vehicle. Net gains for the nine months ended September 30, 2022 also included a recovery of $9 from a class-action settlement relating to certain RMBS securities previously held in the investment portfolio. Other net realized gains (losses) on securities sold or called during both periods were primarily from sales in connection with routine portfolio management.
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
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts are driven primarily by results from the Company's interest rate derivatives portfolio. Through the first quarter of 2023, the interest rate derivatives portfolio was positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee insurance and investment portfolios. This economic hedge was substantially reduced since September 30, 2022 and was fully removed during the three months ended June 30, 2023. Net gains (losses) on interest rate derivatives reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest
| Ambac Financial Group, Inc. 39 2023 Third Quarter FORM 10-Q |

rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. The removal of the economic hedge will not change the exposure of future results to counterparty credit adjustments. Results from other derivatives were not significant to the periods presented.
Net gains (losses) on interest rate derivatives for the three and nine months ended September 30, 2023, were $4 and $1 compared to $37 and $123 for the three and nine months ended September 30, 2022. Results for the three and nine months ended September 30, 2023, reflect the net impact of interest rate shifts and counterparty credit adjustments described below. The net gains in 2022 were driven primarily by the significant rate increases in the periods.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. In periods when credit spreads are stable, counterparty credit adjustments will generally have a proportionate offsetting impact to gains or losses on derivative assets, relative to fully collateralized assets. In addition to the impact of interest rates on the underlying derivative asset values, the changes in counterparty credit adjustments are driven by movement of credit spreads. Generally, narrowing (widening) of credit spreads will increase (decrease) derivative gains relative to a period of stable credit spreads. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $4 and $4 for the three and nine months ended September 30, 2023, respectively, and $2 and $6 for the three and nine months ended September 30, 2022, respectively. The counterparty credit adjustments for all periods were driven primarily by changes to the underlying asset values.
Net Realized Gains on Extinguishment of Debt. Net realized gains on extinguishment of debt was $— and $57 for three and nine months ended September 30, 2022, resulting from repurchases of surplus notes below their carrying values.
Commission Income and Commission Expense. Commission income for the three and nine months ended September 30, 2023, was $15 and $39 compared to $7 and $22, for the three and nine months ended September 30, 2022. Commissions include both base and profit sharing commissions of the Insurance Distribution segment. The increase was driven by (i) commissions earned on All Trans and Capacity Marine, which were purchased in November 2022 (ii) commissions earned on Riverton which was purchased in August 2023 and (iii) greater premiums placed by Xchange Benefits. Gross commission income has an accompanying expense, commission expense, which will largely track changes in gross commission. For the three and nine months ended September 30, 2023, commission expense of $8 and $22 compared to $4 and $13 in three and nine months ended September 30, 2022, driven primarily by the same factors as commission income.
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
Income (loss) on variable interest entities was $1 and $0 for the three and nine months ended September 30, 2023, compared to $(1) and $14 for the three and nine months ended September 30, 2022. Results for the three months ended September 30, 2023, reflect gains from higher valuation of certain FG VIE net assets, partially offset by net interest and other expenses of the Puerto Rico restructuring VIEs. The loss for the nine months ended September 30, 2023, include accelerated discount accretion within interest expense resulting from partial redemption of certain Puerto Rico VIE trust units, partially offset by gains on higher valuation of net assets on other FG VIEs. Results for the three months ended September 30, 2022, relate to the decline in fair value of net assets on VIEs driven by higher market discount rates. Results for the nine months ended September 30, 2022, related primarily to two VIE trusts created in connection with the Puerto Rico restructurings in March 2022, including the initial $28 gain upon consolidation of these VIEs, offset by subsequent interest expense and declines in fair value of these VIEs' assets.
Refer to Note 9. Variable Interest Entities to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information on the accounting for FG VIEs.
Losses and Loss Expenses. Loss and loss expense benefit decreased $277 and $290 for the three and nine months ended September 30, 2023, compared to the same period in the prior year. The below provides the breakout of loss and loss expenses by segment:
| Ambac Financial Group, Inc. 40 2023 Third Quarter FORM 10-Q |

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Legacy financial guarantee	$(86)	(356)	$(71)	(347)
Specialty property and casualty insurance	10	3	20	5
	(76)	(353)	(51)	(341)
The large variance within legacy financial guarantee was driven by activities in the RMBS portfolio in both years, including the impact of the Settlement Agreement with Bank of America Corporation in the three months ended September 30, 2022. Refer to discussion of each segment's results below for further details.
Intangible Amortization. Insurance intangible amortization for the three and nine months ended September 30, 2023, was $6 and $18, an increase of $1 and a decrease of $14 as compared to the the three and nine months ended September 30, 2022. The decrease for the nine months ended September 30, 2023, was driven primarily by the timing of de-risking (including Puerto Rico in the nine months ended September 30, 2022) and the reduced size of the financial guarantee insured portfolio. Insurance intangible amortization will decline after policies mature or they are de-risked. Other intangible amortization for the three and nine months ended September 30, 2023, was $1 and $3, and $1 and $2 for the three and nine months ended September 30, 2022, respectively.

General and Administrative Expenses (G&A). The following table provides a summary of G&A expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Compensation	$18	$17	$52	$49
Non-compensation	31	14	70	41
Total G&A expenses	49	31	122	90
The increase in Compensation G&A expenses during the three and nine months ended September 30, 2023 was due to higher compensation costs from a net increase in staffing from the development and growth, both organic and via acquisitions, of the Specialty Property & Casualty Insurance and Insurance Distribution segments. For the nine months ended September 30, 2023, these factors were further affected by lower incentive compensation expense including the impact of performance factor adjustments.
The increase in Non-Compensation G&A expenses during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was due to higher Legacy Financial Guarantee Insurance segment's legal defense costs of $17 and $26, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Surplus notes	$16	$20	$47	$61
Sitka AAC note	—	21	—	55
Tier 2 Notes	—	7	1	22
Other	—	—	1	1
Total interest expense	$16	$49	$48	$138
The decrease in interest expense for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, reflects the impact of the 2022 redemption of secured notes as further described in Note 1. Background and Business Description, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interest expense for 2023 also declined as a result of repurchases of surplus notes during 2022. These benefits were partially offset by the effects of interest compounding on surplus notes.
Surplus note principal and interest payments require the approval of OCI. In May 2023, OCI declined the request of AAC to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the then next scheduled payment date of June 7, 2023. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, were extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding to third parties was $462 at September 30, 2023. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments.
Provision for Income Taxes. The provision for income taxes primarily relates to international operations and was $1 and $7 for the three and nine months ended September 30, 2023, compared to $2 and $4 for the three and nine months ended September 30, 2022, a decrease of $1 for the quarter and an increase of $3 for the year-to-date period.
| Ambac Financial Group, Inc. 41 2023 Third Quarter FORM 10-Q |

Results of Operations by Segment
Legacy Financial Guarantee Insurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net premiums earned	$6	$7	$20	$31
Net investment income	27	9	90	(9)
Net investment gains (losses), including impairments	1	14	(7)	31
Net gains on derivative contracts	4	37	2	123
Net realized gains on extinguishment of debt	—	—	—	57
Other income	3	(1)	7	17
Total	41	67	112	250
Expenses:
Loss and loss expenses (benefit)	(86)	(356)	(71)	(347)
General and administrative expenses	35	20	87	64
Total	(50)	(336)	16	(283)
Earnings before interest, taxes, depreciation and amortization (1)	91	403	96	533
Interest expense	16	49	48	138
Depreciation	—	—	1	1
Intangible amortization	6	5	18	32
Pretax income (loss)	$69	$349	$29	$362

Stockholders equity (2)	$836	$681
(1)Abbreviated as "EBITDA" in future references
(2)Represents the share of Ambac stockholders equity for each subsidiary within the Legacy Financial Guarantee Insurance segment, including intercompany eliminations.
The Legacy Financial Guarantee Insurance segment is in active runoff. This will generally result in declining premiums earned, investment income, G&A expenses and intangible amortization. The variability in the segment financial results are primarily driven by (i) change in loss and loss expenses resulting from, amongst other items, credit developments, interest rates and de-risking transactions; and (ii) volatility from Other investments income (loss) resulting from changes in market conditions and other performance factors. Key variances not discussed above in the Consolidated Results section are as follows:
Net premiums earned. Net premiums earned decreased $1 and $11 for the three and nine months ended September 30, 2023, compared to the same period in the prior year. Net premiums earned were impacted by the organic and active runoff of the financial guarantee insured portfolio, resulting in a reduction to current and future normal net premiums earned and the following:
•Changes to the allowance for credit losses on the premium receivable asset. The positive impact on net premiums earned related to credit losses amounted to $0 and $1 for the three and nine months ended September 30, 2023, as compared to $1 and $3 for the three and nine months ended September 30, 2022.
•Accelerated financial guarantee premiums earned as a result of calls and other accelerations on insured obligations, largely due to active de-risking of the insured portfolio, were deminimis for the three and nine months ended September 30, 2023, as compared to ($2) and $5 for the three and nine months ended September 30, 2022.
Investment and Derivative Results. Net investment income increased $18 and $99 for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, driven by higher yields in fixed income and improved performance from pooled fund investments. Net investment gains (losses), including impairments declined $13 and $38 for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, primarily as a result of foreign exchange gains and certain recoveries in 2022. Derivative gains declined $33 in the third quarter 2023 and $121 year-to-date, compared the prior year periods which experienced significant gains from rising interest rates. Ambac has exited the derivative positions that led to the gains in 2022. See Consolidated Results above for further information about investment and derivative results.

Losses and Loss Expenses. The following provides details for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Structured Finance	$(80)	$(351)	$(59)	$(150)
Domestic Public Finance	(8)	(1)	(7)	(194)
Other, including International Finance	2	(4)	(5)	(3)
Totals	$(86)	$(356)	$(71)	$(347)
Loss and loss expenses (benefit) for the three and nine months ended September 30, 2023, was largely driven by RMBS recoveries, the positive impact of discount rates on the RMBS portfolio and assumption changes in the international portfolio (nine months only). Changes in RMBS recoveries impacting loss and loss expenses can be volatile and therefore each period's results are not indicative of potential future results.
Loss and loss expenses (benefit) for the three months ended September 30, 2022, were largely driven by the impact of the Settlement Agreement with Bank of America Corporation and certain affiliates thereof of approximately $319.
Losses and loss expenses (benefit) for the nine months ended September 30, 2022, were driven by favorable loss development in domestic public finance (primarily due to the Puerto Rico restructuring), favorable RMBS development due to the positive impact of discount rates, and the impact of the Settlement Agreement with Bank of America Corporation and certain affiliates thereof of $80.
G&A Expenses.
Segment G&A expenses increased during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, primarily due to higher
| Ambac Financial Group, Inc. 42 2023 Third Quarter FORM 10-Q |

legal defense costs in the 2023 periods, partially offset by lower compensation costs due to reduced headcount and the timing of incentive compensation performance factor adjustments.
Specialty Property and Casualty Insurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross premiums written	$77	$30	$183	$95
Net premiums written	25	6	43	19
Revenues:
Net premiums earned	$12	$4	$27	$8
Program fees	2	1	6	2
Investment income	1	—	3	1
Net investment gains (losses), including impairments	—	—	—	—
Total	16	6	35	11
Expenses:
Losses and loss expenses incurred	10	3	20	5
Amortization of deferred acquisition costs, net	2	1	5	1
General and administrative expenses	4	3	12	10
Total	15	7	36	16
EBITDA	—	$(1)	(1)	$(5)
Pretax income (loss)	$—	$(1)	$(1)	$(5)

Retention Ratio (1)	32.0%	18.9%	23.6%	19.6%

Loss and LAE Ratio (2)	78.0%	65.2%	73.8%	65.7%
Combined Ratio (3)	106.5%	147.8%	112.3%	178.8%

Ambac's stockholders equity (4)	$116	$110
(1)Retention ratio is defined as net premiums written divided by gross premiums written
(2)Loss and LAE ratio is defined as losses and loss expenses incurred divided by net premiums earned
(3)Combined ratio is defined as Loss and LAE ratio plus Expense Ratio. Expense Ratio is defined as acquisition costs and general and administrative expenses, reduced by program fees divided by net premiums earned.
(4)Represents Ambac stockholders equity in the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty programs were authorized to issue policies as of September 30, 2023. This includes Everspan participating on one primary workers compensation program as a reinsurer. The growth in both the number and size of these programs has contributed to the increase in gross and net premiums written, net premiums earned and net loss and loss expenses incurred.
Consistent with its strategy to generate sustainable and profitable, long-term specialty property and casualty program insurance business with a focus on diverse classes of risks, Everspan may source programs as a reinsurer. Accessing programs as a reinsurer provides Everspan the ability to diversify its risk profile, efficiently manage its exposure limits and underwrite programs in a cost efficient manner, amongst other benefits. Everspan may participate as a reinsurer on up to 30% of a program, which is in line with its strategy to generally retain up to 30% per program. Participation as a reinsurer will affect the retention ratio as Everspan's portion of assumed premiums is reflected fully in both Gross and Net Premiums Written.
Loss and loss expenses incurred increased for the three and nine months ended September 30, 2023, relative to the three and nine months ended September 30, 2022, as a result of a number of factors, including growth of the business and the impact of prior period development from reserve strengthening on certain programs (mostly due to an increase in frequency of claim in commercial auto). Everspan's selected loss ratio (including ULAE) was 70.9% at September 30, 2023 versus 64.0% at September 30, 2022. Everspan's loss ratio may shift as the inforce book of business grows and diversifies. The increase in the Loss and LAE ratio for the three months ended September 30, 2023, compared to September 30, 2022, was partially offset by a benefit to acquisition costs as a result of sliding scale commission arrangements. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements mitigate net income volatility.
Loss and loss expenses incurred may be adversely impacted by increasing economic and social inflation, particularly within the commercial auto business. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chain and labor markets. In addition, on a going forward basis, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of judicial decisions, claimants and policyholders, including fraudulent reporting of exposures and/or losses. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
General and administrative costs increased for the three and nine months ended September 30, 2023, relative to the three and nine months ended September 30, 2022, primarily resulting from the ramp up in Everspan's staffing and operations. The impact of growing operations was partially offset for the nine month comparison by costs associated with the acquisition of additional shell insurance companies in January 2022.

| Ambac Financial Group, Inc. 43 2023 Third Quarter FORM 10-Q |

Insurance Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Premiums placed	$62	$28	$180	$97

Commission income	$15	$7	$39	$22
Commission expense	8	4	22	13
Net commissions	6	3	17	9
Expenses:
General and administrative expenses (1)	3	1	7	4
EBITDA	4	2	10	5
Depreciation (1)	—	—	—	—
Intangible amortization	1	1	3	2
Pretax income (loss)	$2	$1	$7	$3

Ambac's stockholders equity (2)	$103	$64
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
On August 7, 2023, Ambac acquired a controlling interest (80%) in Riverton Insurance Agency, Corp. ("Riverton") which is expected to add approximately $40 of annual premiums placed to the Insurance Distribution segment. Riverton is an MGA and retail agency specializing in professional liability insurance programs to licensed architects, engineers, construction managers and real estate professionals.
The Insurance Distribution segment placed premiums for its carriers of approximately $62 and $180 for the three and nine months ended September 30, 2023, up $34 and $83 or 119% and 85.8%, respectively, as compared to the three and nine months ended September 30, 2022. Higher premiums placed were driven by organic growth at Xchange, the acquisition of All Trans, Capacity Marine and Riverton, and the Employer Stop Loss renewal rights acquisition on April 29, 2022. The increase in premiums placed and changes to the mix of business written led to the growth in commission income and commission expense of 107% and 101%, respectively.
Employer Stop Loss business underwritten by Xchange has seasonality in January and July, which results in revenue and earnings concentrations in the first and third quarters each calendar year. Employer Stop Loss is Xchange's largest business. Other lines of business placed by our Insurance Distribution business may also experience seasonality that may cause some volatility of results from period to period.
G&A Expenses. G&A expenses for the three and nine months ended September 30, 2023, increased compared to the three and nine months ended September 30, 2022, primarily as a result of the All Trans, Capacity Marine and Riverton acquisitions.
LIQUIDITY AND CAPITAL RESOURCES
($ in millions)
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG is a holding company with no outstanding debt. AFG's liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $209 as of September 30, 2023, and secondarily on distributions and expense sharing payments from its operating subsidiaries.
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
•Cirrata does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Cirrata of $5.3 and $4.2 during the nine months ended September 30, 2023 and 2022.
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
| Ambac Financial Group, Inc. 44 2023 Third Quarter FORM 10-Q |

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
•Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of AAC. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined AAC's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2023. Current principal outstanding on AAC's long-term debt consisted of $519 of surplus notes. AAC's future interest obligations on long-term debt include $496 of accrued and unpaid interest all or a portion of which would be payable on surplus notes if approved by OCI on the next scheduled payment date of June 7, 2024.
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
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for the periods presented.

Nine Months Ended September 30,	2023	2022
Cash provided by (used in):
Operating activities	$112	$59
Investing activities	521	435
Financing activities (1)	(392)	(479)
Foreign exchange impact on cash and cash equivalents	—	(1)
Net cash flow	$241	$14
(1)    Because the trusts established under the Puerto Rico restructurings are consolidated VIEs, certain payments made by AAC to accelerate AAC-insured bonds that were deposited into trusts are reflected as payments of VIE liabilities within financing activities. Cash used in financing activities includes $113 and $274 from such AAC payments, for the nine months ended September 30, 2023 and 2022, respectively.
Operating activities
The following represents the significant cash operating activity during the nine months ended September 30, 2023 and 2022:
•Cash provided by (i) gross premiums were $146 and $100 for the nine months ended September 30, 2023 and 2022, respectively; (ii) interest rate derivatives were $22 and $61 for the nine months ended September 30, 2023 and 2022, respectively; (iii) investment portfolio income was $69 and $59 for the nine months ended September 30, 2023 and 2022, respectively; and (iv) cash settlements from the Puerto Rico restructuring transactions to the consolidated trusts was $47 for the nine months ended September 30, 2022.
•Interest payments, including accumulated paid-in-kind interest on the Tier 2 Notes, were $50 for the nine months ended September 30, 2023, and $51 for the nine months ended September 30, 2022.
•Payments related to (i) G&A expenses were $94 and $75 for the nine months ended September 30, 2023 and 2022, respectively; and (ii) reinsurance premiums paid were $99 and $43 for the nine months ended September 30, 2023 and 2022, respectively
•Net Legacy Financial Guarantee Insurance loss and loss expenses paid, including commutation payments, during the nine months ended September 30, 2023 and 2022 are detailed below:

Nine Months Ended September 30,	2023	2022
Net loss and loss expenses paid (recovered):
Net losses paid	$23	$239
Net subrogation received (1)	(169)	(233)
Net loss expenses paid	7	18
Net cash flow	$(139)	$24
(1) 2023 includes Nomura R&W settlement proceeds of $140
Future operating flows will primarily be impacted by net premium collections and investment coupon receipts, G&A expenses, net claim and loss expense payments and interest payments on outstanding debt.
| Ambac Financial Group, Inc. 45 2023 Third Quarter FORM 10-Q |

Financing Activities
Financing activities for the nine months ended September 30, 2023, included redemption of the Tier 2 Notes of $97, share repurchases of $5, and paydowns and maturities of VIE debt obligations of $285 (including payments for the accelerations of the VIE trusts created from the Puerto Rico restructuring).
Financing activities for the nine months ended September 30, 2022, included payments for extinguishment of surplus notes of $58, share repurchases of $14, and paydowns and maturities of VIE debt obligations of $404 (including payments for the accelerations of the VIE trusts created from the Puerto Rico restructuring).
Collateral
AFS hedged a portion of the interest rate risk in the Legacy Financial Guarantee Insurance segment financial guarantee and investment portfolios, along with legacy customer interest rate swaps, with standardized derivative contracts, which contain collateral or margin requirements. As of June 30, 2023, AFS's only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges. Under these hedge agreements, AFS is required to post collateral in excess of the derivative unrealized loss amount. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral posting or a termination have been triggered. AFS may look to re-establish hedge positions resulting in additional collateral obligations. The amount of additional collateral posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral obligations are currently met. Collateral posted by AFS totaled a net amount of $36 (cash and securities collateral of $9 and $27, respectively), including independent amounts, under these contracts at September 30, 2023.
BALANCE SHEET ($ in millions)
Total assets decreased by approximately $125 from December 31, 2022, to $7,847 at September 30, 2023, primarily due to: (i) the decrease in asset values of VIEs of $77 and (ii) lower non-VIE invested assets of $101, partially offset by increases in premium receivables, reinsurance recoverables and deferred premiums as a result of growth in the specialty P&C businesses.
•During 2023, VIE assets were reduced by maturities / paydowns, the deconsolidation of one VIE and sales of Puerto Rico restructuring VIE assets to fund debt redemptions. Offsetting these decreases was cash collateral received by FG VIEs.
•Reduction in non-VIE investments from December 31, 2022 included the impact of $113 of payments from Ambac Assurance to support partial redemptions of HTA Trust Certificates.
Total liabilities decreased by approximately $141 from December 31, 2022, to $6,507 as of September 30, 2023, primarily due to decreases in the value of VIE liabilities of $168 (consistent factors as noted above in assets, including redemptions of HTA Trust Certificates, and increase in cash collateral payable). Additional liability increases were driven by higher loss and loss adjustment expense reserves, unearned premiums and ceded premium payables from the specialty P&C businesses. These increases to total liabilities were partially offset by the redemption of the Tier 2 Notes of $146.
As of September 30, 2023, total stockholders’ equity was $1,318, compared with total stockholders’ equity of $1,305 at December 31, 2022. This increase was primarily due to total comprehensive income for the nine months ended September 30, 2023.
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

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at September 30, 2023 and December 31, 2022:

	September 30, 2023					December 31, 2022
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated

Fixed maturity securities	$1,427	$115	$—	$14	$1,556	$1,281	$102	$—	$12	$1,395
Fixed maturity securities - trading	28	—	—	—	28	59	—	—	—	59
Short-term	231	33	4	152	420	303	29	—	175	507
Other investments	443	—	—	18	461	552	—	—	16	568
Fixed maturity securities pledged as collateral	27	—	—	—	27	64	—	—	—	64
Total investments (1)	$2,156	$148	$4	$184	$2,492	$2,259	$131	$—	$203	$2,593
| Ambac Financial Group, Inc. 46 2023 Third Quarter FORM 10-Q |

(1)    Includes investments denominated in non-US dollar currencies with a fair value of £329 ($401) and €28 ($29) as of September 30, 2023 and £296 ($357) and €39 ($42) as of December 31, 2022.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments primarily consist of diversified interests in pooled funds. Refer to Note 4. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and pooled funds by asset class.
The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at September 30, 2023 and December 31, 2022:

(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represent 20% and 19% of the September 30, 2023, and December 31, 2022, combined fixed maturity portfolio, respectively.
Premium Receivables
Ambac's premium receivables increased to $278 at September 30, 2023, from $269 at December 31, 2022. As further discussed in Note 6. Insurance Contracts, the increase is primarily due to growth in the Specialty P&C Insurance Segment, including receivables related to the workers compensation program where Everspan participates as a reinsurer. At September 30, 2023, Legacy Financial Guarantee Insurance and Specialty P&C premiums receivables were $245 and $33, respectively.
Premium receivables by payment currency were as follows:

Currency	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$194	$194
British Pounds	£58	71
Euros	€13	13
Total		$278
Reinsurance Recoverable on Paid and Unpaid Losses
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $119 from its reinsurers at September 30, 2023.  Additionally, while legacy liabilities from the 21st Century Companies and PWIC acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers. As of September 30, 2023 and December 31, 2022, reinsurance recoverable on paid and unpaid losses were $172 and $115, respectively primarily due to growth in the Specialty P&C Insurance Segment.
Intangible Assets
Intangible assets primarily include (i) an insurance intangible asset that was established at AFG's emergence from bankruptcy (Legacy Financial Guarantee Insurance Segment) in 2013, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities of $249 at September 30, 2023, (ii) intangible assets established as part of acquisitions in the Insurance Distribution business of $48 at September 30, 2023,
| Ambac Financial Group, Inc. 47 2023 Third Quarter FORM 10-Q |

(iii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisitions of $14 at September 30, 2023.
As of September 30, 2023 and December 31, 2022, intangible assets were $312 and $326, respectively. The decline is driven by amortization; partially offset by translation gains from the consolidation of Ambac's foreign subsidiary (Ambac UK) and established intangibles from the acquisition of Riverton.
Derivative Assets and Liabilities
The interest rate derivative portfolio was positioned to benefit from rising rates, until the early part of the second quarter 2023, as a partial economic hedge against interest rate exposure in the Legacy Financial Guarantee insurance and investment portfolios. As of September 30, 2023, AFS' only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges. Derivative assets decreased from $27 at December 31, 2022, to $15 as of September 30, 2023. Derivative liabilities decreased from $38 at December 31, 2022, to $22 as of September 30, 2023. Decreases in derivative asset and liability values since December 31, 2022 resulted from declines in fair value driven by rising interest rates.
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
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of September 30, 2023 and December 31, 2022, were $670 and $534, respectively.

Loss and loss expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	September 30, 2023:					December 31, 2022:
	Specialty Property and Casualty	Legacy Financial Guarantee				Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries (1)			Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries (1)
Loss and loss expense reserves	$160	$769	$(50)	$(29)	$850	$90	$787	$(44)	$(28)	$805
Subrogation recoverable	—	4	(183)	—	(179)	—	5	(276)	—	(271)
Totals	$160	$773	$(234)	$(29)	$670	$90	$791	$(319)	$(28)	$534
(1)Present value of future recoveries includes R&W subrogation recoveries of $0 and $140 at September 30, 2023 and December 31, 2022, respectively.
Legacy Financial Guarantee Insurance:
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 91% of our ever-to-date insurance claims recorded, with RMBS comprising 61%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at September 30, 2023 and December 31, 2022:

	September 30, 2023:					December 31, 2022:
	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
		Claims and Loss Expenses	Recoveries				Claims and Loss Expenses	Recoveries
Structured Finance	$1,918	$670	$(213)	$(10)	$447	$2,050	$664	$(296)	$(10)	$358
Domestic Public Finance	992	78	(8)	(8)	62	1,215	96	(11)	(10)	75
Other, including International finance	1,166	21	(13)	(11)	(3)	782	23	(12)	(8)	3
Loss expenses	—	4	—	—	4	—	8	—	—	8
Totals	$4,076	$773	$(234)	$(29)	$510	$4,047	$791	$(319)	$(28)	$444
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves were $399 and $32 respectively, at September 30, 2023, and $472 and $33, respectively at December 31, 2022. Recoverable ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses on the balance sheet.
(2)    Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.

| Ambac Financial Group, Inc. 48 2023 Third Quarter FORM 10-Q |

Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves (present value of expected net cash flows) are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions. Accordingly, it is possible that our estimated loss reserves, gross of reinsurance, for financial guarantee insurance policies could be understated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2023, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability" in Part II, Item 7 of the Company's 2022 Annual Report on Form 10-K, and Part II, Item1A "Risk Factors" of this Quarterly Report, for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes, as well as the descriptions of "Structured Finance Variability," "Domestic Public Finance Variability," and "Other Variability" appearing below.
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
Structured Finance Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at September 30, 2023, could be approximately $60. There can be no assurance that losses may not exceed such amounts. Due to the uncertainties related to risks associated with structured finance credits, there can be no assurance that losses may not exceed our stress case estimates.
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
| Ambac Financial Group, Inc. 49 2023 Third Quarter FORM 10-Q |

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
For the public finance credits for which we have an estimate of expected loss at September 30, 2023, the sum of all the highest stress case loss scenarios is $125 and there can be no assurance that losses may not exceed such amounts.
Other Credits, including International Finance Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $320 greater than the loss reserves at September 30, 2023. There can be no assurance that losses may not exceed such amounts.
Long-term Debt
Long-term debt includes AAC surplus notes and the Ambac UK debt issued in connection with a commutation. All long-term debt relates to the Legacy Financial Guarantee segment.
The carrying value of each of these as of September 30, 2023 and December 31, 2022 is below:

	September 30, 2023	December 31, 2022
Surplus notes	$488	$477
Tier 2 notes	—	146
Ambac UK debt	17	16
Total Long-term Debt	$505	$639
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
| Ambac Financial Group, Inc. 50 2023 Third Quarter FORM 10-Q |

Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $575 and $1,176 at September 30, 2023, respectively, as compared to $598 and $1,191 at December 31, 2022, respectively.  As of September 30, 2023, statutory policyholder surplus and qualified statutory capital included $519 principal balance of surplus notes outstanding and $115 liquidation preference of preferred stock outstanding. These surplus notes (in addition to related accrued interest of $462 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC. The drivers to the net decrease in policyholder surplus were the statutory net loss of $14 for the nine months ended September 30, 2023, a contingency reserve contribution of $8, and the investment valuation changes that are direct charges to surplus of $4.
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
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $109 at September 30, 2023, as compared to $108 at December 31, 2022. The significant drivers to the increase were capital contributions of $6.5 partially offset by a net loss at Everspan Indemnity Insurance Company, including its subsidiaries, of $5.4 during the nine months ended September 30, 2023, primarily driven by loss reserve strengthening and by net acquisition costs. Acquisition costs, primarily commissions, are generally expensed immediately whereas the related premium is recognized over the life of the policy.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES (£ in millions)
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £489 at September 30, 2023, as compared to
£468 at December 31, 2022. At September 30, 2023, the carrying value of cash and investments was £531, a increase from £508 at December 31, 2022. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums and investment gains, partially offset by foreign exchange losses, general and administrative expenses and tax payments.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP. Available capital resources under Solvency II were £361 at June 30, 2023, the most recently published position, of which £355 were eligible to meet solvency capital requirements. Eligible capital resources at June 30, 2023, were in comparison to regulatory capital requirements of £217. Therefore, Ambac UK was in a surplus position in terms of compliance with applicable regulatory capital requirements by £138 at June 30, 2023. Despite, Ambac UK being in an surplus capital position as of June 30, 2023, there can be no guarantee that it will be able to pay any dividends or other capital distributions to AAC in the near term. All dividends and capital distributions from Ambac UK are subject to the judgement and approval of the Prudential Regulatory Authority.
NON-GAAP FINANCIAL MEASURES
($ in millions)
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company is reporting non-GAAP financial measures: EBITDA, Adjusted Net Income and Adjusted Book Value. These amounts are derived from our consolidated financial information, but are not presented in our consolidated financial statements prepared in accordance with GAAP.We present non-GAAP supplemental financial information because we believe such information is of interest to the investment community, and that it provides greater transparency and enhanced visibility into the underlying drivers and performance of our businesses on a basis that may not be otherwise apparent on a GAAP basis. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a segmented and consolidated basis and they are presented to improve the comparability of our results between periods by eliminating the impact of the items that may not be representative of our core operating performance. These non-GAAP financial measures are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.
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
| Ambac Financial Group, Inc. 51 2023 Third Quarter FORM 10-Q |

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

	Three Months Ended September 30, 2023					Three Months Ended September 30, 2022
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss)	$66	$—	$2	$(2)	$66	$346	$(2)	$1	$(6)	$340
Adjustments:
Interest expense	16	—	—	—	16	49	—	—	—	49
Income taxes	3	—	—	(2)	1	2	—	—	—	2
Depreciation	—	—	—	—	—	—	—	—	—	—
Amortization of intangible assets	6	—	1	—	7	5	—	1	—	6
EBITDA (1)	$91	$—	$4	$(4)	$91	$403	$(1)	$2	$(6)	$397
(1)    EBITDA is prior to the impact of noncontrolling interests, and relates to subsidiaries where Ambac does not own 100% in the amounts, of $1 and $0 for the three months ended September 30, 2023 and 2022, respectively. These noncontrolling interests are primarily in the Insurance Distribution segment.

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss)	$21	$(1)	$7	$(6)	$21	$358	$(6)	$3	$(8)	$348
Adjustments:
Interest expense	48	—	—	—	48	138	—	—	—	138
Income taxes	8	—	—	(1)	7	4	—	—	—	4
Depreciation	1	—	—	—	1	1	—	—	—	1
Amortization of intangible assets	18	—	3	—	21	32	—	2	—	34
EBITDA (1)	$96	$(1)	$10	$(8)	$98	$533	$(5)	$5	$(8)	$524
(1)    EBITDA is prior to the impact of noncontrolling interests, and relates to subsidiaries where Ambac does not own 100% in the amounts, of $2 and $1 for the nine months ended September 30, 2023 and 2022, respectively. These noncontrolling interests are primarily in the Insurance Distribution segment.

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
The following table reconciles net income (loss) attributable to common stockholders to the non-GAAP measure, Adjusted net income:

	Three Months Ended September 30,
	2023		2022
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Net income (loss) attributable to common shareholders	$66	$1.41	$340	7.41
Adjustments:
Net investment (gains) losses, including impairments	(1)	(0.02)	(14)	(0.31)
Intangible amortization	7	0.15	6	0.13
Litigation costs	21	0.44	4	0.08
Foreign exchange (gains) losses	1	0.01	2	0.05
Workforce change costs	—	—	—	0.01
Pretax adjusted net income (loss)	94	$1.99	338	$7.37
Income tax effects	—	0.01	2	0.03
Net (gains) attributable to noncontrolling interests	—	—	—	—
Adjusted Net Income (Loss)	$94	$2.00	$339	$7.40
| Ambac Financial Group, Inc. 52 2023 Third Quarter FORM 10-Q |

	Nine Months Ended September 30,
	2023		2022
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Net income (loss) attributable to common shareholders	$19	$0.41	$347	$7.48
Adjustments:
Net investment (gains) losses, including impairments	7	0.15	(31)	(0.67)
Intangible amortization	21	0.44	34	0.73
Litigation costs	37	0.79	11	0.23
Foreign exchange (gains) losses	—	—	6	0.13
Workforce change costs	1	0.02	1	0.02
Net (gain) loss on extinguishment of debt	—	—	(57)	(1.23)
Pretax adjusted net income (loss)	85	$1.81	310	$6.69
Income tax effects	(1)	(0.03)	3	0.06
Net (gains) attributable to noncontrolling interests	(1)	(0.01)	—	(0.01)
Adjusted Net Income (Loss)	$83	$1.77	$312	$6.74
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
The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	September 30, 2023		December 31, 2022
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,265	$28.00	$1,252	$27.85
Adjustments:
Insurance intangible asset	(249)	(5.51)	(266)	(5.91)
Net unearned premiums and fees in excess of expected losses	155	3.42	214	4.76
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	90	1.99	71	1.59
Adjusted book value	$1,261	$27.90	$1,272	$28.29
The decrease in Adjusted Book Value since December 31, 2022 was primarily attributable to Ambac's net income (excluding earned premium previously included in Adjusted Book Value) and the impact of the reinsurance de-risking transaction executed during the quarter ended June 30, 2023, at AAC, partially offset by the positive effect foreign exchange rates.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of September 30, 2023, there were no material changes in the market risks that the Company is exposed to since December 31, 2022.
Item 4.     Controls and Procedures
In connection with the preparation of this third quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, Ambac’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 14. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 20: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a
| Ambac Financial Group, Inc. 53 2023 Third Quarter FORM 10-Q |

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the third quarter of 2023. When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes.
In 2022, our Board of Directors approved a share repurchase program authorizing up to $35 million in share repurchases with an expiration date of March 31, 2024, which may be terminated at any time. As of September 30, 2023, AFG has repurchased 1,930,384 shares for $18.7 million at an average purchase price of $9.70 per share bringing the total unused authorized amount to $16.3 million.

	Jul-2023	Aug-2023	Sep-2023	Third Quarter 2023
Total Shares Purchased	—	120,068	1,908	121,976
Average Price Paid Per Share	$—	$12.91	$13.16	$12.94
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	120,068	—	120,068
Approximate Dollar Value of Shares That may Yet be Purchased Under the Plan (in millions)	$18	$16	$16	$16
Item 3.    Defaults Upon Senior Securities — No matters require disclosure.
Item 5.    Other Information — In the last fiscal quarter, none of our directors or executive officers adopted, terminated, or modified any Rule 10b5-1 trading arrangement, or any non-Rule 10b5-1 trading arrangement. No other matters require disclosure.
Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
10.1	Employment Agreement dated as of October 5, 2023, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and R. Sharon Smith.
10.2+	Employment Agreement dated as of October 5, 2023, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Daniel McGinnis
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.
| Ambac Financial Group, Inc. 54 2023 Third Quarter FORM 10-Q |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	November 7, 2023	By:	/s/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)
| Ambac Financial Group, Inc. 55 2023 Third Quarter FORM 10-Q |