Form 10-K
period 2023-12-31
AMBAC FINANCIAL GROUP INC
filed 2024-02-27
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2023 was $623,109,150. As of February 26, 2024, there were 45,195,370 shares of Common Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement related to its annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I			PART II (CONTINUED)
1	Business	2		Balance Sheet	45
	Introduction	2		Accounting Standards	50
	Description of the Business	2		U.S. Insurance Statutory Basis Financial Results	50
	Enterprise Risk Management	9		Ambac UK Financial Results Under UK Accounting Principles	52
	Available Information	10		Non-GAAP Financial Measures	53
	Insurance Regulatory Matters and Other Restrictions	11	7A	Quantitative and Qualitative Disclosures about Market Risk	56
	Investments and Investment Policy	12	8	Financial Statements and Supplementary Data	58
	Employees	13	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	122
1A	Risk Factors	13	9A	Controls and Procedures	122
1B	Unresolved Staff Comments	25	9B	Other Information	123
1C	Cybersecurity	25	PART III
2	Properties	26	10	Directors, Executive Officers and Corporate Governance	123
3	Legal Proceedings	27	11	Executive Compensation	123
4	Mine Safety Disclosures	27	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	123
PART II			13	Certain Relationships and Related Transactions, and Director Independence	123
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27	14	Principal Accountant Fees and Services	123
6	Reserved	28	PART IV
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28	15	Exhibits, Financial Statement Schedules	123
	Executive Summary	29		Schedule I—Summary of Investment	128
	Critical Accounting Policies and Estimates	30		Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	129
	Financial Guarantees in Force	33		Schedule III—Supplementary Insurance Information	134
	Results of Operations	37	16	Form 10-K Summary	134
	Liquidity and Capital Resources	44	SIGNATURES		135

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac Financial Group’s (“AFG”) and its subsidiaries’ (collectively, “Ambac” or the “Company”) actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the high degree of volatility in the price of AFG’s common stock; (2) uncertainty concerning the Company’s ability to achieve value for holders of its securities, whether from Ambac Assurance Corporation (“AAC”) and its subsidiaries or from the specialty property and casualty insurance business, the insurance distribution business, or related businesses; (3) inadequacy of reserves established for losses and loss expenses and the possibility that changes in loss reserves may result in further volatility of earnings or financial results; (4) potential for rehabilitation proceedings or other regulatory intervention or restrictions against AAC; (5) credit risk throughout Ambac’s business, including but not limited to credit risk related to insured residential mortgage-backed securities, student loan and other asset securitizations, public finance obligations (including risks associated with Chapter 9 and other restructuring proceedings), issuers of securities in our investment portfolios, and exposures to reinsurers; (6) our inability to effectively reduce insured financial guarantee exposures or achieve recoveries or investment objectives; (7) AAC’s inability to generate the significant amount of cash needed to service its debt and financial obligations, and its inability to refinance its indebtedness; (8) AAC’s substantial indebtedness could adversely affect the Company’s financial condition and operating flexibility; (9) Ambac may not be able to obtain financing or raise capital on acceptable terms or at all due to its substantial indebtedness and financial condition; (10) greater than expected underwriting losses in the Company’s specialty property and casualty insurance business; (11) failure of specialty insurance program partners to properly market, underwrite or administer policies; (12) inability to obtain reinsurance coverage on expected terms; (13) loss of key relationships for production of business in specialty property and casualty and insurance distribution businesses or the inability to secure such additional relationships to produce expected results; (14) the impact of catastrophic public health, environmental or natural events, or global or regional conflicts; (15) credit risks related to large single risks, risk concentrations and correlated risks; (16) risks associated with adverse selection as Ambac’s financial guarantee insurance portfolio runs off; (17) the risk that Ambac’s risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (18) restrictive covenants in agreements and instruments that impair Ambac’s ability to pursue or achieve its business strategies; (19) adverse effects on operating results or the Company’s financial position resulting from measures taken to reduce financial guarantee risks in its insured portfolio; (20) disagreements or disputes with Ambac's insurance regulators; (21) loss of control rights in transactions for which we provide financial guarantee insurance; (22) inability to realize expected recoveries of financial guarantee losses; (23) risks attendant to the change in composition of securities in Ambac’s investment portfolio; (24) adverse impacts from changes in prevailing interest rates; (25) events or circumstances that result in the impairment of our intangible assets and/or goodwill that was recorded in connection with Ambac’s acquisitions; (26) factors that may negatively influence the amount of installment premiums paid to Ambac; (27) the risk of litigation, regulatory inquiries, investigations, claims or proceedings, and the risk of adverse outcomes in connection therewith; (28) the Company’s ability to adapt to the rapid pace of regulatory change; (29) actions of stakeholders whose interests are not aligned with broader interests of Ambac's stockholders; (30) system security risks, data protection breaches and cyber attacks; (31) regulatory oversight of Ambac Assurance UK Limited (“Ambac UK”) and applicable regulatory restrictions may adversely affect our ability to realize value from Ambac UK or the amount of value we ultimately realize; (32) failures in services or products provided by third parties; (33) political developments that disrupt the economies where the Company has insured exposures; (34) our inability to attract and retain qualified executives, senior managers and other employees, or the loss of such personnel; (35) fluctuations in foreign currency exchange rates; (36) failure to realize our business expansion plans or failure of such plans to create value; (37) greater competition for our specialty property and casualty insurance business and/or our insurance distribution business; (38) loss or lowering of the AM Best rating for our property and casualty insurance company subsidiaries; (39) disintermediation within the insurance industry or greater competition from technology-based insurance solutions or non-traditional insurance markets; (40) changes in law or in the functioning of the healthcare market that impair the business model of our accident and health managing general underwriter; and (41) other risks and uncertainties that have not been identified at this time.

Ambac Financial Group, Inc	1	2023 Form 10-K

Table of Contents,

PART I
Item 1.    Business
INTRODUCTION
Ambac Financial Group, Inc. ("AFG"), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac operates three principal businesses:
•Legacy Financial Guarantee ("LFG") Insurance — Ambac's financial guarantee business includes the activities of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiaries, including Ambac Assurance UK Limited (“Ambac UK”) and Ambac Financial Services LLC ("AFS"). Both AAC and Ambac UK are financial guarantee insurance companies that have been in run-off, having not underwritten any new business since 2008. AFS is AAC's legacy interest rate swap provider which is also currently being run-off.
•Specialty Property and Casualty Insurance — Ambac's specialty property and casualty program business ("Specialty Property and Casualty Insurance") includes five admitted carriers and an excess and surplus lines (“E&S” or “nonadmitted”) carrier (collectively, “Everspan”). Everspan carriers have an AM Best rating of 'A-' (Excellent).
•Insurance Distribution — Ambac's insurance distribution business includes managing general agents/underwriters (collectively "MGAs" or "MGA/Us") and insurance brokers operating as part of Cirrata Group.
Beginning in 2022, the Company began reporting these three business operations as segments; see Note 3. Segment Information for further information.
AFG, on a standalone basis, had $211 million in net assets (excluding its investment in subsidiaries) and net operating loss carry-forwards of $3,400 million ($1,760 million of which is allocated to AAC) at December 31, 2023.  See Schedule II for more information on the holding company.
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
Specialty Property and Casualty Insurance and Insurance Distribution strategic priorities include:
•Growing our Specialty Property and Casualty Insurance business to generate underwriting profits from a diversified portfolio of commercial and personal liability risks accessed primarily through program administrators.
•Expanding our Insurance Distribution business based on deep domain knowledge in specialty and niche classes of risk which generate attractive margins at scale. This will be achieved through acquisitions, establishing new businesses “de-novo,” and organic growth and diversification supported by a centralized technology led shared services offering.
•Making opportunistic investments that are strategic to both the Specialty Property and Casualty Insurance and Insurance Distribution businesses.
Legacy Financial Guarantee Insurance strategic priorities include:
•Actively managing, de-risking and mitigating insured portfolio risk, and pursuing recoveries of previously paid losses.
•Improving operating efficiency and optimizing our asset and liability profile.
•Exploring strategic options to further maximize value for AFG.
DESCRIPTION OF THE BUSINESS
Legacy Financial Guarantee Insurance:
Financial guarantee insurance policies provide an unconditional and irrevocable guarantee which protects the holder of a debt obligation against non-payment when due of the principal and interest on the obligations guaranteed. Pursuant to such guarantees, AAC and Ambac UK make payments if the obligor responsible for making payments fails to do so when due. AAC and Ambac UK last wrote insurance policies in 2008 and have been in run-off ever since.
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
Ambac's Legacy Financial Guarantee Insurance business strategy is to increase the residual value of AAC and Ambac UK with the ultimate goal of monetizing such value through (i) dividends and capital distributions while managing their active run-off; (ii) one or more reinsurance transactions or other de-risking transactions that will accelerate or enhance the ability of AAC and/or Ambac UK to pay dividends and make capital distributions; (iii) the sale of all or portions of AAC and/or Ambac UK; or (iv) other strategic transactions to accelerate and/or enhance the above-stated corporate strategy.
Ambac and its advisors are actively discussing strategic options for its Legacy Financial Guarantee Insurance business with interested parties. While we anticipate that these discussions will be completed in 2024 there can be no assurance that we will ultimately complete any strategic initiative.
AAC and Ambac UK have been reducing risk within their insured portfolios focusing on exposures to financially stressed insured exposures as well as large and concentrated exposures. Opportunities for remediating losses on poorly performing

Ambac Financial Group, Inc	2	2023 Form 10-K

Table of Contents,
insured exposures depend on a number of factors including market conditions, the structure of the underlying risk, the perception of AAC’s or Ambac UK’s creditworthiness, as well as counterparty specific factors. Their ability to remediate risk and commute policies may be limited by available liquidity. Additionally, AAC and Ambac UK are actively managing their regulatory frameworks and seeking to optimize capital allocation in complex insured portfolios that include long duration obligations.
The execution of Ambac’s strategy to increase and monetize the value of its investment in AAC is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010, as amended (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC, as well as the Stipulation and Order among the OCI, AFG and AAC that became effective on February 22, 2024 (the “Stipulation and Order”), replacing the Stipulation and Order that became effective on February 12, 2018, as amended (the “2018 Stipulation and Order”), each of which requires the Office of the Commissioner of Insurance for the State of Wisconsin ("OCI") and, under certain circumstances, holders of surplus notes, to approve certain actions taken by or in respect of AAC. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG.
•The Settlement Agreement limits certain activities of AAC and its subsidiaries, such as issuing indebtedness; engaging in mergers and similar transactions; disposing of assets; making restricted payments; creating or permitting liens; engaging in transactions with affiliates; modifying or creating tax sharing agreements; and taking certain actions with respect to surplus notes (among other restrictions and limitations). The Settlement Agreement includes certain allowances with respect to these activities and generally requires the approval of OCI and, in some cases, holders of surplus notes issued pursuant to the Settlement Agreement, for consents, waivers or amendments.
•The Stipulation and Order requires AAC to maintain a level of surplus and contingency reserves as regards policyholders which provide reasonable security against contingencies affecting AAC’s financial position that are not otherwise fully covered by reserves or reinsurance; discount loss reserves in a manner approved by OCI; maintain OCI’s Runoff Capital Framework (as defined and described below) according to parameters specified by OCI; pay the costs of consultants and other experts retained by OCI; refrain from certain affiliate transactions and the payment of any dividend or other distribution without the prior non-disapproval of OCI; notify OCI of events that would or would be reasonably likely to cause a material adverse effect to AAC or its affiliates; obtain OCI’s non-disapproval to exercise certain control rights with respect to certain policies that were previously allocated to the Segregated Account of AAC; obtain OCI’s approval for non-ordinary course transactions involving consideration to be paid by AAC of $100 million or more; and obtain OCI’s approval of any changes to AAC’s investment policy or derivative use plan. The Stipulation and Order also requires AFG to use its best efforts to preserve the use of
NOLs for the benefit of AAC and its subsidiaries. The Stipulation and Order differs from the 2018 Stipulation and Order in that the 2018 Stipulation and Order (i) did not refer to OCI’s Runoff Capital Framework; (ii) included certain affirmative covenants concerning books and records, and reporting of information or events, that were not included in the Stipulation and Order; and (iii) contained a more restrictive limitation on transactions with affiliates. The Stipulation and Order has no fixed term and may be terminated or modified only with the approval of OCI. OCI reserved the right to modify or terminate the Stipulation and Order in a manner consistent with the interests of policyholders, creditors and the public generally.
The execution of Ambac’s strategy to increase the value of its investment in AAC may be affected by a new capital framework developed and implemented by OCI to assist OCI with making decisions related to capital management at AAC ("OCI's Runoff Capital Framework"). OCI’s Runoff Capital Framework applies risk-based and other adjustments to AAC’s assets and insured liabilities, as determined by OCI in its sole discretion. OCI’s Runoff Capital Framework allows AAC to understand the likely impact of various developments and actions now or in the future on AAC’s capital position thereunder. No changes in AAC’s current management of the business are required by OCI’s Runoff Capital Framework. AAC’s ability to use capital for potential future deleveraging transactions or distributions will require AAC to sustain an excess of risk-adjusted assets over risk-adjusted insured liabilities according to OCI’s Runoff Capital Framework, and to obtain OCI’s approval, and there can be no assurance that OCI will approve any such use of capital. The results of OCI’s Runoff Capital Framework are expected to vary over time based on changes in AAC’s financial position, insured portfolio developments, the impact of strategic actions taken by AAC, the impact of asset/liability management by AAC and, possibly, changes to the inputs and assumptions utilized by OCI.
AAC has a significant amount of debt outstanding in the form of principal and accrued but unpaid interest on surplus notes. Surplus notes are treated as capital for regulatory purposes as the obligation to pay principal and interest on them is subordinated to the obligation to pay policyholder claims and such payments cannot be made without the explicit authorization of the OCI.
AAC’s ability to pay dividends to AFG has also been significantly restricted by AAC’s financial condition and by regulatory, legal and contractual restrictions. Substantial uncertainty remains as to AAC's ability to pay dividends to AFG and the timing of any such dividends, which constrains AFG's liquidity. Refer to "Dividend Restrictions, Including Contractual Restrictions" below and to Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in this Annual Report on Form 10-K, for more information on dividend payment restrictions.
Interest rate derivative transactions were executed through AFS, a wholly-owned subsidiary of AAC. All remaining interest rate derivative positions, which are substantially economically hedged, relate to legacy financial guarantee customer swaps. Until the second quarter of 2023, interest rate derivatives were also used to partially hedge interest rate risk in the financial

Ambac Financial Group, Inc	3	2023 Form 10-K

Table of Contents,
guarantee insurance and investment portfolios. AFS continues to be required to post collateral in excess of the market value of certain interest rate derivatives when they are in a mark-to-market loss position. While not anticipated, early termination of AFS’s derivatives could result in losses. AFS has borrowed cash and securities from AAC to help support its collateral and margin posting requirements and other cash needs.
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
The Risk Management Group ("RMG") is primarily responsible for the management of the insured financial guarantee portfolio, including Surveillance and Risk Remediation (including through the pursuit of recoveries in respect of paid claims and commutations of policies). Our ability to execute certain risk management activities may be limited by the restrictions set forth in the Settlement Agreement and the Stipulation and Order, among other constraints. To the extent OCI's approval is required in connection with risk management activities, OCI's decisions may be guided by OCI's Runoff Capital Framework. See Note 1. Background and Business Description to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
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
The insured portfolio contains exposures that are correlated and/or concentrated. RMG's surveillance activities include identifying these types of exposures and identifying the risks that would or could trigger credit deterioration across these related exposures. This is the case with student loans and residential mortgage-backed securities ("RMBS"), for example, which have several correlations including those associated with consumer lending, unemployment, interest rates and home prices. In the future, Ambac’s portfolio may be subject to similar credit deterioration arising from concentrated and/or correlated risks. Examples of other such risks that could impact our portfolio, and that our surveillance is designed to monitor include the impact of potential municipal bankruptcy contagion, the impact of large-scale domestic military spending or troop level cutbacks on our privatized military housing portfolio and event risk such as pandemics (e.g., COVID-19), natural disasters or other regional stresses. Most such risks cannot be predicted and may materialize unexpectedly or develop rapidly. Although our surveillance allows us to connect the event and stress to the related exposures and assign an adverse credit classification and estimate losses across the affected credits, when necessary, we may not have adequate resources or contractual rights and remedies to mitigate loss arising from such risks.
Watchlist and Adversely Classified Credits
Watch list and adversely classified credits are tracked closely and are discussed as part of scheduled RMG credit meetings. A summary of developments regarding adversely classified credits and credit trends is also provided to AFG’s, AAC’s and Ambac UK's Boards of Directors no less than quarterly.
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

Ambac Financial Group, Inc	4	2023 Form 10-K

Table of Contents,
mitigation plans are developed and implemented that may include actions such as working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac’s exposure to potential loss. Other actions could include working with bond holders and other economic stakeholders to negotiate, structure and execute solutions, such as commutations. In addition, reinsurance is used as a remediation tool to reduce exposure to certain targeted policies and large concentrations. In some cases, the RMG will engage restructuring or workout experts, attorneys and/or other consultants with appropriate expertise in the targeted loss mitigation area to assist in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.
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
P&C Industry Overview
We operate within the $875 billion U.S. P&C insurance market with a particular focus on the commercial MGA/U program market both on an Admitted and Excess & Surplus Lines ("E&S") basis.
Admitted and E&S Insurance
Insurance carriers sell commercial P&C products in the United States through one of two markets: the Admitted market and the E&S market.
The Admitted insurance market, which has highly regulated rates and policy forms, is more consistent in price and coverage. In the E&S market, there is increased flexibility in pricing, terms, and conditions in response to evolving market dynamics, and E&S carriers can tailor insurance products to facilitate coverage that would not otherwise be attainable. This unique flexibility lends itself to providing solutions for unique risks, which has driven meaningful growth within the E&S market over the last decade exceeding the growth rate of the Admitted market.
According to data from AM Best, the E&S market generated approximately $99 billion of direct written premium in 2022 an increase of 19.2% over the prior year and and represents over 11% of the industry direct premium volume. The E&S market is more heavily focused in commercial lines and accounted for over 21% of total commercial direct written premium for the first time in 2022. For the period of 2012 through 2022 the E&S sector had a compound annual growth rate of 11% compared to 5% for the overall U.S. P&C sector.
Everspan presently has five admitted carriers, which are wholly-owned except as indicated below: Everspan Insurance Company; Greenwood Insurance Company; Consolidated National Insurance Company; Consolidated Specialty Insurance Company; and Providence Washington Insurance Company (90.1% owned). Everspan Indemnity Insurance Company ("Everspan Indemnity"), an E&S carrier, which is eligible to write business in all U.S. states and territories, is also part of Everspan.
MGA/U Program Market
It is estimated that U.S. MGA/Us generate between $70 to $100 billion of direct premiums in 2023. We believe there are significant advantages to the MGA/U business model when it comes to capturing the opportunity in the E&S market and propelling profitable growth. MGA/Us are specialized types of insurance agents or brokers that are vested with underwriting authority from an insurer, administering programs and negotiating contracts on their behalf. This is a particularly useful vehicle for P&C insurers as MGA/Us tend to participate in the E&S market where specialized expertise is needed to underwrite policies. Additionally, MGA/Us are cost effective means for an insurer or reinsurer to access or grow a particular class of business they find attractive given the MGA/U already possesses product expertise and distribution capabilities.
According to data from AM Best, the MGA/U sector is one of fastest growing segments of the U.S. P&C insurance market with 2022 direct premium written of $68 billion, an increase of 14% over the prior year, and loss ratios consistently lower than the P&C sector overall. In 2022, AM Best identified 654 MGAs in the U.S. market with likely several hundred additional MGAs not counted in that group as their premium production falls below the filing threshold. We believe the growth in the MGA/U and program space is likely to continue as the industry continues its move towards increased specialization.
Specialty Property and Casualty Insurance
Everspan’s strategy is to generate sustainable and profitable, long-term specialty property and casualty program business with a focus on diverse classes of commercial and personal liability risks across an expanding roster of MGA/U partners.
As a specialty property and casualty program group. Everspan may retain a percentage of the business it underwrites. Everspan's management team has significant years of experience in the program insurance and reinsurance sectors and has long-standing and broad relationships with MGA/Us, reinsurers, brokers, producers and third-party claims administrators ("TPAs"). Everspan sources business through program administrators and managing general agents, reinsurers, brokers, producers and others. Subject to Everspan's operational oversight, Everspan engages these third parties to market and administer policies and handle claims within defined authorities on Everspan's behalf.
Everspan is focused on generating strong underwriting results and stable fee income as part of its specialty program business model.

Ambac Financial Group, Inc	5	2023 Form 10-K

Table of Contents,
For the year ended December 31, 2023, Everspan generated $273 million of gross written premium, of which Everspan retained approximately 29%, including assumed written premiums. Everspan retained approximately 17% of its direct written premiums, with the balance primarily ceded to quota share reinsurers.
Everspan may retain up to 30% of risk on each direct program and will reinsure the remainder to reinsurers and other providers of risk capital. These reinsurers may be domestic and foreign reinsurers and institutional risk investors (capacity providers).
While underwriting direct business produced by MGA/Us is Everspan's primary means of distribution, Everspan also selectively assumes reinsurance to further its goal of writing a diversified book of specialty P&C business while efficiently managing its exposure limits. For example, the Company would evaluate, and may write certain lines, including those with catastrophe risk or Workers’ Compensation on an assumed basis. Everspan may participate as a reinsurer on up to 30% of a program, which is in line with its strategy to retain up to 30% of risk per program. Participation as a reinsurer will affect the retention ratio as Everspan's portion of assumed premiums is reflected fully in both Gross and Net Written Premiums.
The following table sets forth gross written premiums (direct and assumed) by line of business for the years ended December 31, 2023 and 2022:

($ in millions) Year Ended December 31,	2023	2022
Commercial auto liability	$122	$117
Excess liability	41	5
General liability	27	6
Surety	26	4
Non-standard auto	20	—
Workers Compensation	20	—
Commercial auto physical damage	12	13
Other	6	1
Gross written premiums	$273	$146
Everspan purchases reinsurance to manage its net retention on individual risks and overall exposure to losses, while providing it with the ability to offer policies with sufficient limits to meet producer and policyholder needs. Generally, reinsurance contracts are specific to a program and are renewed annually, at which time they are subject to renegotiation. The key contractual provisions include, but are not limited to, those relating to the scope of business reinsured, ceding commissions, required reports to reinsurers, dispute resolution, any required collateral, and Everspan's termination rights when, among other triggers, a reinsurer defaults (such as by failing to collateralize its obligations when required) or its financial strength falls below an agreed level. Everspan’s ceded reinsurance contracts do not legally discharge Everspan from its primary liability for the full amount of the policies, and Everspan will be required to pay the loss and bear collection risk if a reinsurer fails to meet its obligations under the reinsurance agreement.
Everspan mitigates this credit risk by selecting well capitalized, highly rated, authorized capacity providers, or requiring that the capacity provider post collateral, typically in the form of letters of credit issued by or trust accounts in the custody of NAIC-qualified financial institutions, to secure the reinsured risks.
The following graph shows our reinsurance carriers' AM Best rating based on share of ceded premium for the year ended December 31, 2023:
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
•Underwriting Focused Strategy — Everspan is driven by underwriting performance, which is achieved via comprehensive diligence and monitoring of MGA/U partners from our in-house pricing actuaries, claims executives, and program managers. This underwriting focus also aides in achieving and maintaining support from reinsurance partners.
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

Ambac Financial Group, Inc	6	2023 Form 10-K

Table of Contents,
competitive advantage to the more traditional competitors in the market.
•Aligned Ownership — Everspan has a stable ownership structure which is equally focused on long-term value creation based on strong underwriting performance. This alignment of interest and strategic vision allows Everspan to leverage resources across Ambac and access capital for future initiatives.
Competition:
Everspan faces competition from program business market participants such as Accelerant, Benchmark, Clear Blue, Core Specialty, Falls Lake, Fortegra, Obsidian, Spinnaker, State National, Transverse, and Trisura. Most of these entities have both admitted and E&S carriers. Competition may take the form of lower program fees, broader coverages, greater product flexibility, higher coverage limits, greater customer service or higher financial strength ratings by independent rating agencies. Few barriers exist to prevent existing insurers from entering target markets within the property and casualty industry. Market conditions and capital capacity influence the degree of competition at any point in time.
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
Business Acquisition and Program Partner Selection:
With our focus on generating long-term underwriting profitability, we are selective in adding new program partners. We look for program partners that share our vision of underwriting performance and return expectations and consequently are selective about with whom we partner. As of December 31, 2023, we have 23 programs with 19 MGA/Us. In 2023 we reviewed over 180 submissions and agreed to contract 11 new programs with eight new MGA/Us and two MGA/Us with an existing relationship, while renewing or extending twelve programs with eleven incumbent MGA/Us. Included in 2023 new programs are two executed via assumed reinsurance.
As noted above, most of Everspan’s programs are sourced either from MGA/Us or through other third parties, such as reinsurance brokers, that are seeking to provide customized insurance solutions that require a carrier with a high rating from AM Best. Everspan works with MGA/Us that leverage both data and technology to streamline or improve the underwriting process.
Everspan may also source programs as a reinsurer. Accessing programs as a reinsurer provides Everspan the ability to diversify its risk profile, efficiently manage its exposure limits and underwrite programs in a cost efficient manner, amongst other benefits.
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
Ongoing Monitoring:
For active programs, Everspan authorizes MGA/Us to underwrite and bind coverages in accordance with approved underwriting guidelines and delegates authority to the TPA for claims adjustment and payment. Everspan closely monitors each MGA/U and TPA’s adherence to the agreed upon underwriting and claims guidelines. Everspan will conduct periodic reviews of loss experience, rate levels, reserves and the overall financial health of the MGA/U and TPA and hold monthly underwriting meetings with both the MGA/U and TPA. Underwriting and claims data is provided by the MGA/Us and TPAs monthly. Additionally, Everspan conducts underwriting, claims and accounting audits, generally on-site, at least once a year for MGA/U and TPA partners which administer a material amount of Everspan's business. Everspan determines whether it will continue to participate on a program no less than annually, generally at the anniversary date of the program. The renewal process entails an assessment, with Underwriting Risk Committee participation, of the program's operating performance, profitability, and available reinsurance capacity. Everspan maintains the right to terminate relationships with its MGA/Us and TPAs. Reasons to terminate a relationship include

Ambac Financial Group, Inc	7	2023 Form 10-K

Table of Contents,
an inability to produce targeted underwriting results, writing exposures outside of agreed upon risk tolerances, delinquency in meeting reporting requirements, a change of strategic direction, or failure to meet collateral or other commitments to Everspan.
Ratings:
Everspan carriers have an AM Best financial strength ratings ("FSR") of 'A-' (Excellent) and Financial Strength Category of Class VIII. Risk is shared among the Everspan carriers via a reinsurance agreement and an intercompany pooling agreement (the "Everspan Pool"). We view this rating and financial size category as a competitive advantage in the marketplace. Ratings are an important factor in assessing Everspan’s competitive position, operation capabilities and risk management in the insurance industry.
Insurance Distribution
Ambac’s Insurance Distribution business, Cirrata Group ("Cirrata"), has a strategy to build a diversified portfolio of MGA/Us and other insurance distributors covering various P&C products. Ambac plans to grow its existing Insurance Distribution business using several strategies, including (i) organic growth, (ii) additional acquisitions and/or partnerships, and (iii) hiring experienced underwriting teams to incubate start-up MGA/Us. Key criteria include a track record of profitability and a seasoned management team. Insurance underwritten through Ambac's MGA/Us may utilize Everspan as an insurance carrier, but are not be required to do so, depending on strategic and operational considerations.
The following table sets forth Cirrata's premiums placed by line of business:

($ in millions) Year ended December 31,	2023	2022
Employee stop loss	$76	$72
Limited & short-term medical	54	48
Commercial auto	62	11
Marine	19	1
Professional liability	12	—
Other	6	4
Premiums placed	$231	$135
Cirrata's portfolio at December 31, 2023, includes the following entities:
Xchange — Ambac owns an 80% controlling interest in Xchange Benefits, LLC ("Xchange"). Xchange operates through specialty producers in accident and health ("A&H") sectors across the U.S. which are typically not targeted by large direct writers and to whom Xchange can provide customized offerings. Xchange conducts business through approximately ten insurance carriers and dozens of agents and other distributors.
Xchange's main products for which it is delegated underwriting authority by insurance carriers include:
•Employer Stop Loss ("ESL") — provides protection for self-insured employers by serving as a reimbursement mechanism for catastrophic claims, both specific and in aggregate exceeding pre-determined levels.
•Limited Benefit Medical ("LM") — designed as a supplement to traditional Affordable Care Act medical programs and sold primarily through affinity groups, providing a variety of medically related benefits such as inpatient hospital stays, diagnostic services or physician visits.
•Short-term Medical ("STM") — sold primarily through affinity groups, providing non Affordable Care Act comprehensive medical coverage for short durations (i.e. less than one year).
•Xchange Re ("MGA/U") / Distribution Re ("Captive") — in January 2023, Xchange launched two new growth initiatives; Xchange Re an A&H reinsurance MGA/U and Distribution Re a protected cell captive insurance company domiciled in Tennessee which will mainly insure high deductible medical stop loss plans. Xchange does not intend to accept or retain any risk from Distribution Re.
All Trans — Effective November 1, 2022, Ambac acquired an 85% controlling interest in All Trans Risk Solutions, LLC ("All Trans"). All Trans is a full service managing general underwriter with delegated underwriting authority in commercial automobile insurance for specific "for-hire" auto classes; principally private school bus operators. In 2024, AllTrans launched a new program primarily focussed on charter buses. All Trans' track record of performance has allowed the company to maintain a consistent panel of insurance carriers and client relationships, several of which go back over 25 years.
Capacity Marine — Effective November 1, 2022, Ambac acquired an 80% controlling interest in Capacity Marine Corporation ("Capacity Marine"). Capacity Marine is a wholesale and retail brokerage and reinsurance intermediary specializing in more sophisticated marine and international risk in expsoures such as ports, terminals, and stevedores.
Riverton — Effective August 1, 2023, Ambac acquired an 80% controlling interest in Riverton Insurance Agency, Corp. ("Riverton"). Riverton offers professional liability insurance programs to licensed architects, engineers, construction managers and real estate professionals. Riverton's retail agency places professional liability for real estate agents with various markets.
In addition to existing MGA/Us and acquisitions, de novo MGA/U formations will be a core element of the Insurance Distribution segment's growth strategy.
Cirrata's businesses are compensated for their services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in some cases for managing claims under agency agreements. Commission revenues are usually based on a percentage of the premiums placed. The businesses are also eligible to receive profit sharing contingent commissions on certain programs based on the underwriting results of the policies they write, which may cause some variability in revenue and earnings recognition. Commission revenues experience seasonality during the year, primarily from Xchange whose ESL programs are mostly underwritten in January and July resulting in revenue and earnings concentrations in the first and third quarters each calendar year. Given the recent acquisitions and potential de

Ambac Financial Group, Inc	8	2023 Form 10-K

Table of Contents,
novo launches, this seasonality is expected to become more muted over time.
Expenses at Cirrata include commissions the businesses pay to their independent agents/producers, compensation for their management and staff and intangible asset amortization from acquisitions. Commission expenses are a variable cost as we pay a percentage of premiums written to the agents/producers.
Insurance Distribution generated gross commission revenue of $51 million and $31 million during the years ended December 31, 2023 and 2022, respectively and net commission revenue (gross commissions less commission expenses) of $22 million and $13 million, respectively.
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
•The ESL market is increasing in size as large companies continue to transition from fully insured to self-funded. As the market size increases, capital is flowing into the market, making prices and margins competitive. Blue Cross, UnitedHealth, CIGNA and Aetna are the largest writers. Competition also comes from large direct writers such as Tokio Marine, HCC and Sun Life as well as smaller carriers such as Gerber Life writing through other MGA/U firms.
•For LM and STM, overall market conditions remain stable. The overall market is large as entrepreneurs, the unemployed and others seek options for individual insurance. Competition for Xchange's business comes from both direct carriers and other intermediaries and, depending on the product, may include Blue Cross, UnitedHealth, CIGNA, Aetna, Tokio Marine, Houston Casualty Company, Sun Life, United Health, Axis, Chubb, and National General.
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
•In professional liability markets, overall market conditions remain stable. Riverton competes with RLI, CNA, Hartford and various other MGA/U companies.
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

Ambac Financial Group, Inc	9	2023 Form 10-K

Table of Contents,
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
•The Strategy Committee oversees the management of strategic plans and initiatives.
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
•The AAC Reserve Committee's objective is to provide oversight and review of the reserving process at AAC and Ambac UK. The committee reviews and discusses, on at least a quarterly basis, reserve-related developments and key metrics and assumptions, including, but not limited to, credit, economic, interest rates, legal and regulatory. The committee gives approval to proceed with the development of loss estimates and related projections utilized in developing the consolidated quarterly reserves of the Legacy Financial Guarantee Insurance business. Members of the Reserve Committee include the CEO, Head of Risk Management, CFO, General Counsel and senior managers throughout risk, legal and finance.
•The Everspan Underwriting Risk Committee's objective is to provide oversight of the active underwriting operations of Everspan, develop underwriting parameters, and assist the Boards of the Everspan companies in overseeing the integrity and effectiveness of Everspan’s underwriting risk management framework. Members of the committee include the CEO, key members of Everspan management and other senior managers or advisors of Ambac. Additionally, a Reinsurance and Program Administrator Credit Risk sub-committee was established at the direction of the Underwriting Risk Committee to assist with the management of credit risk emanating from ceded reinsurance and program administrators.
The Company’s Enterprise Risk Management efforts build upon the foundation of an effective internal control environment. The design of any risk management or control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. As a result, the possibility of material financial loss remains regardless of the Company’s Enterprise Risk Management efforts. An investor should carefully consider the risks and all of the other information set forth in this annual report, including the discussions included in Item 1A. Risk Factors, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Item 8. Financial Statements and Supplementary Data.
AVAILABLE INFORMATION
Our Internet address is www.ambac.com. We make available through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One World Trade Center, 41st Floor, New York, New York 10007, Attn: Investor Relations; telephone: 212-208-3222;

Ambac Financial Group, Inc	10	2023 Form 10-K

Table of Contents,
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
Pursuant to the terms of the Settlement Agreement and the Stipulation and Order, AAC must seek prior approval by OCI of certain corporate actions. The Settlement Agreement and Stipulation and Order include covenants which restrict the operations of AAC. The Settlement Agreement will remain in force until the surplus notes issued thereunder have been redeemed, repurchased or repaid in full. The Stipulation and Order will remain in force for so long as OCI determines it to be necessary. Certain of the restrictions in the Settlement Agreement may be waived with the approval of the OCI and/or the requisite percentage of holders of AAC's surplus notes. OCI's Runoff Capital Framework will help OCI determine whether to approve AAC making payments on or acquiring its surplus notes and Auction Market Preferred Shares ("AMPS") and distributing capital to AFG.
The Insurance Distribution businesses, like other MGA/Us, program administrators and brokers, may be subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business.
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
Regulation of Change in Control
Under applicable insurance law, any acquisition of control of AFG, or any other direct or indirect acquisition of control of AAC or one or more members of the Everspan group of companies, requires the prior approval (or non-disapproval) of the domiciliary regulator of the acquired company (or, in the case of AFG, the domiciliary regulators of AAC and each member of Everspan). “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the applicable insurance regulator, upon application, determines otherwise. For purposes of this test, AFG believes that a holder of common stock having the right to cast 10% or more of the votes which may be cast by the holders of all shares of common stock of AFG would be presumably deemed to have control of AAC, Everspan Indemnity, Everspan Insurance and its subsidiaries within the meaning of applicable insurance laws and regulations, although insurance regulators may in their discretion deem control not to exist where, for example, control is disclaimed by a passive investor. The United Kingdom has similar requirements applicable in respect of AFG, as the ultimate holding company of Ambac UK.
Dividend Restrictions, Including Contractual Restrictions
AAC:
Due to contractual and regulatory restrictions, AAC has been unable to pay ordinary dividends to AFG since 2008 and will be unable to pay ordinary dividends in 2024. AAC’s ability to pay dividends is restricted by the Settlement Agreement, the Stipulation and Order and the terms of its AMPS. OCI's decisions regarding dividends will be guided by OCI's Runoff Capital Framework. See Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information on dividends. As a result of these restrictions, substantial uncertainty remains as to AAC's ability to pay dividends to AFG and the timing of any such dividends.
Pursuant to the Settlement Agreement, AAC may not make any “Restricted Payment” (which includes dividends from AAC to AFG) in excess of $5 million in the aggregate per annum, other than Restricted Payments from AAC to AFG in an amount up to $7.5 million per annum solely to pay operating expenses of AFG. Concurrent with making any such Restricted Payment to AFG for the payment of operating expenses, a pro rata amount of AAC's surplus notes would also need to be redeemed at par.
The Stipulation and Order requires OCI approval for the payment of any dividend or distribution on the common stock of AAC.
Under the terms of AAC’s AMPS, dividends may not be paid on the common stock of AAC unless all accrued and unpaid dividends on the AMPS for the then current dividend period

Ambac Financial Group, Inc	11	2023 Form 10-K

Table of Contents,
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
Ambac UK:
The FSA amended Ambac UK’s license in 2010 such that the PRA must specifically approve any transfer of value and/or assets from Ambac UK to AAC or any other Ambac group company (including dividends), other than in respect of certain disclosed contracts between the two parties (such as in respect of a management services agreement between AAC and Ambac UK). While the UK insurance regulatory laws impose no statutory restrictions on an insurer’s ability to declare a dividend, the PRA’s and FCA’s rules governing capital extraction by insurance firms in run off require Ambac UK to consider its future capital requirements over a 3 to 5 year period in both base case and downside stress scenarios before declaring a dividend. Ambac UK annually prepares these forecasts and stress tests as part of its regulatory submissions to the PRA each April. If the stress tests and forecasts show adequate liquidity and regulatory capital buffers then, subject to PRA approval, it may be possible for Ambac UK to pay dividends to AAC in the near future.
Everspan Companies:
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
Cirrata Companies:
Ambac's MGA/U subsidiaries are not restricted from paying dividends or partner distributions (collectively "Distributions") to their owners or partners, including Cirrata, which is 100% owned by AFG. Ambac's established MGA/Us historically have paid Distributions equating to the majority of their individual EBITDA, subject to working capital and other capital needs, on a quarterly basis. Newly formed de-novo MGA/Us are not expected to make regular distributions to their partners until they become profitable and generate free cash flow on a steady and/or predictable basis.
INVESTMENTS AND INVESTMENT POLICY
As of December 31, 2023, the consolidated non-VIE investments of Ambac had an aggregate fair value of approximately $2,664 million. Investments are primarily managed by third party investment management firms overseen internally. All investments are made in accordance with the general objectives, policies, and guidelines for investments approved by the Board of Directors of the applicable subsidiary. These policies and guidelines include liquidity, credit quality, diversification and duration objectives and are periodically reviewed and revised as appropriate.
As of December 31, 2023, the AAC and Everspan non-VIE investment portfolios had an aggregate fair value of approximately $1,810 million. The investment objective is to achieve the highest risk-adjusted after-tax return on a diversified investment portfolio consistent with the respective company's risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. In addition to internal investment policies and guidelines, the investment portfolio of each company is subject to limits on the types and quality of investments imposed by applicable insurance laws and regulations of the jurisdictions in which it is licensed. The Board of Directors of each respective subsidiary approves any changes to the respective investment policies. Within its guidelines, AAC opportunistically purchases and sells AAC and Ambac UK insured securities given their relative risk/reward characteristics. In certain instances, AAC may exceed its established credit rating or concentration limits with appropriate regulatory approval. Changes to AAC’s investment policies are subject to approval by OCI pursuant to covenants made by AAC in the Settlement Agreement and the Stipulation and Order, and may be affected by OCI's Runoff Capital Framework as discussed above in Insurance Regulatory Matters and Other Restrictions. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for more information. Such requirements could adversely impact the performance of the investment portfolio.
As of December 31, 2023, the non-VIE Ambac UK investment portfolio had an aggregate fair value of approximately $663 million. Ambac UK’s investment policy is designed with the primary objectives of ensuring a reasonable risk-adjusted return over the remaining runoff of the insured portfolio and that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holder claims. Ambac UK’s investment portfolio is primarily diversified fixed maturity securities and pooled investment funds. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by its regulator. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
As of December 31, 2023, the non-VIE AFG (parent company only, excluding investments in subsidiaries) investment portfolio had an aggregate fair value of approximately $188 million. The primary investment objective is to preserve capital for strategic uses while maximizing income. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.
As of December 31, 2023, the non-VIE Insurance Distribution investment portfolio had an aggregate fair value of approximately $4 million, primarily consisting of money market funds.

Ambac Financial Group, Inc	12	2023 Form 10-K

Table of Contents,
At December 31, 2023 and 2022 Ambac owned $369 and $286, respectively, of distressed AAC and Ambac UK-insured bonds, primarily RMBS and student loan bonds. Refer to Note 4. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further discussion of Ambac insured securities held in the investment portfolio. From time to time depending on and in light of prevailing market conditions, our liquidity, internal and regulatory guidelines, contractual restrictions and OCI’s Run-off Capital Framework, Ambac may seek to opportunistically (i) purchase or sell AAC and Ambac UK-insured securities; (ii) reduce, redeem, repurchase or otherwise retire its outstanding indebtedness, surplus notes and other AAC issued securities, including through open market repurchases, tender offers, repayments, redemptions or otherwise; and (iii) consider opportunities to exchange securities issued by AAC for other securities issued by AFG or AAC. Any such opportunistic liability or capital management transactions with respect to surplus notes or AMPS would in all cases be subject to and require OCI approval. OCI’s approval may be granted or denied in OCI’s sole discretion.
The following table provide certain information concerning the consolidated investments of Ambac:

	2023		2022
Investment Category ($ in millions) December 31,	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
Municipal obligations	$72	4.8%	$43	4.6%
Corporate securities	745	3.3%	598	2.6%
Foreign obligations	100	2.6%	76	1.5%
U.S. government obligations	82	3.0%	65	1.9%
Residential mortgage-backed securities	250	7.2%	238	8.3%
Commercial mortgage-backed securities	19	5.6%	15	5.5%
Asset-backed securities	442	8.5%	361	7.0%
Short-term investments	452	5.3%	572	4.0%
Total fixed maturity-available-for-sale	2,162	5.2%	1,966	4.4%
Fixed maturity securities - trading (2)	27	—%	59	—%
Other investments (3)	475	—%	568	—%
Total	$2,664	5.2%	$2,593	4.4%
(1)    Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term fixed-maturity investments.
(2)    Fixed maturity securities held for trading are Puerto Rico municipal obligations received in connection with the 2022 restructuring of AAC-insured Puerto Rico obligations.
(3)    Other investments consist primarily of interests in pooled investment funds that are either classified as trading securities or are reported under the equity method. Refer to Note 4. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information about Other investments.
EMPLOYEES
As of December 31, 2023, Ambac had 168 employees in the United States and 10 employees in the United Kingdom. Our 2023 voluntary turnover rate was approximately 8.3%. Ambac considers its employee relations to be satisfactory.
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
Ambac's Legacy Financial Guarantee Insurance business is in run-off and faces significant risks and uncertainties described elsewhere in Part I, Item 1A. Risk Factors. In addition, Ambac's Specialty Property and Casualty Insurance and Insurance Distribution businesses are in the early stages of development and relatively small; therefore, they are also subject to uncertainties described elsewhere in Part I, Item 1A. Risk Factors. Although AFG's common stock is listed on the New York Stock Exchange ("NYSE"), there can be no assurance as to the liquidity of the trading market or the price at which such shares can be sold. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:
•adverse developments in our financial condition or results of operations;
•changes in the actual or perceived risk within our Legacy Financial Guarantee ("LFG") insured portfolio;

Ambac Financial Group, Inc	13	2023 Form 10-K

Table of Contents,
•changes to regulatory status;
•changes in investors’ or analysts’ valuation measures for our stock;
•market perceptions of our success, or lack thereof, in pursuing and implementing our Specialty Property and Casualty Insurance and Insurance Distribution businesses and our new business strategy more generally;
•the impact or perceived impact of any acquisition, disposition or other strategic transaction, including entry into a new line of business or the sale of all or a part of the LFG business, on the value or long-term prospects of the Company;
•adverse developments in the industries and markets in which we operate, including the property and casualty insurance, underwriting and brokerage industries, or the fixed income and equity capital markets;
•adverse market and/or economic conditions, such as those caused by a recession or inflation, which increase our risk of loss on insurance policies and depress the value and/or liquidity of our investments and other assets;
•adverse developments in current or future litigations; and
•results and actions of other participants in our industries.
The price of AFG's shares may also be affected by the risks described below, including risks associated with AAC’s ability to deliver value to AFG. Investments in AFG's common stock may be subject to a high degree of volatility.
AFG may not be able to realize value from its LFG businesses.
The value of AFG's common stock is partially dependent upon realizing residual value from AAC by means of a full or partial sale and/or the receipt of dividends.
While AFG is exploring strategic options, including the possibility of a full or partial sale of AAC and Ambac UK, AFG can provide no assurance that such a transaction will be consummated or, if consummated, whether the value obtained will ultimately prove to be greater than the value of the LFG business reflected in AFG's common stock or that could be realized in a longer-term run-off scenario. AFG may be unable to secure a binding offer for the full or partial sale of the LFG business on terms viewed as acceptable by the Board of Directors of AFG or at all. If an acceptable offer is made and accepted, the closing of the sale would be subject to several conditions, including regulatory and other approvals, which may not be satisfied. In the absence of a full or partial sale of the LFG business, the Company plans to continue to actively run-off the LFG business. See Part I, Item I. Description of Business - Legacy Financial Guarantee Insurance.
There can be no assurance that AFG will be able to realize residual value through receiving dividends from the continued run-off of AAC. AFG's ability to realize residual value from AAC will depend upon, amongst other considerations, AAC's ability to satisfy all of its obligations that are senior to AFG's equity interests, including obligations to policyholders, surplus note holders and preferred stock holders. AAC's ability to satisfy all of its obligations that are senior to AFG's equity depends on a number of considerations, including its ability to recover losses previously paid; avoid material losses from litigation; mitigate losses from its insured portfolio, which is subject to significant risks and uncertainties, including as a result of varying potential perceptions of the value of AAC’s guarantees and securities; realize material value from its investment in Ambac UK; and repay and/or restructure its indebtedness in a timely manner such that accruing interest costs are manageable. Payments of principal and interest on AAC's surplus notes are subject to the express approval of the Wisconsin OCI.
Increased loss development in the LFG insured portfolio, or significant losses from litigation or other events or circumstances may prompt OCI to determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to AAC or to issue supervisory orders that impose restrictions on AAC, either preemptively or in response to any such event or circumstance.
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
The value of AFG's common stock depends in part upon the ability of Ambac to generate earnings apart from the LFG business. Ambac is planning to further develop and expand its Specialty Property and Casualty Insurance and Insurance Distribution businesses. Such plans may involve additional acquisitions of assets or existing businesses and the development of businesses through new or existing subsidiaries. Currently, it is not possible to fully predict the future prospects or other characteristics of such businesses. While we expect to conduct business, financial and legal due diligence in connection with the evaluation of any future business or acquisition opportunities, there can be no assurance our due diligence will identify every matter that could have a material adverse effect on us. Efforts to pursue certain business opportunities may be

Ambac Financial Group, Inc	14	2023 Form 10-K

Table of Contents,
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
Our business performance and growth plans could be negatively affected if we are not able to, among other things, gain internal efficiencies through the application of effective technology across our businesses, integrate operations, and/or innovate product and operational solutions. Conversely, investments in internal systems or innovative product offerings may fail to yield sufficient return to cover their investment.
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
LFG loss reserves are established when management has observed credit deterioration in its insured credits. Loss reserves established with respect to our LFG insurance policies issued to beneficiaries are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default; the severity of loss upon default; management’s ability to execute policy commutations, restructurings and other loss mitigation strategies; and estimated subrogation and other loss recoveries. The objective of establishing loss reserve estimates is not to, and our loss reserves do not, reflect the worst possible outcomes. While our reserving scenarios reflect a wide range of possible outcomes (on a probability weighted basis), reflecting the uncertainty regarding future developments and outcomes, our loss reserves may change materially based on future developments. As a result of inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that either the actual losses in our financial guarantee insurance portfolio will not exceed such reserves or that our reserves will not materially change over time as circumstances, our assumptions, or our models change.
Catastrophic events, including environmental and public health events that result in material disruption of economic activity, loss of human life or significant property damage, can have a materially negative impact on our financial and operational performance. Such stresses could result in liquidity strains or permanent losses.
Public health crises and/or natural disasters can cause economic and financial disruptions that may adversely affect, our business and results of operations. For example, AAC insures the obligations of a number of issuers, such as municipalities and securitization vehicles, including those backed by consumer loans such as mortgages and student loans, that may be substantially affected by the prolonged economic effects of pandemics, other public health crises, environmental events or natural disasters. Municipalities and their authorities, agencies and instrumentalities, especially those dependent on narrow revenue streams flowing from particular economic activities, such as sales taxes, may suffer disproportionately, from depressed revenues due to the lingering negative economic impact brought about by such events. In response to such events, the U.S. Federal government and State governments and their agencies may adopt policies or guidelines to provide emergency relief to consumers, such as limiting debt collection efforts, encouraging or requiring extensions, modifications or forbearance with respect to certain loans and fees, and establishing foreclosure and eviction moratoriums. These or similar types of emergency responses to future events may cause Ambac to experience higher losses in its insured portfolio.
Future environmental or other public health events and natural disasters can result in significant potential liabilities for issuers, that increase the potential for default on obligations insured by AAC and Ambac UK.
Everspan may be exposed to losses arising out of unpredictable catastrophic events. These include natural catastrophes and other disasters, such as hurricanes, earthquakes, windstorms, floods, wildfires, and severe winter weather. Catastrophes can also include man-made disasters, such as terrorist attacks and other destructive acts, war, political unrest, explosions, cyber-attacks, nuclear, biological, chemical or radiological events and infrastructure failures. A severe catastrophe or a series of catastrophes could result in losses exceeding Everspan’s reinsurance protection and may have a material adverse impact on our results of operations or financial condition.
Changing weather patterns and climate change have added to the unpredictability, frequency and severity of weather-related catastrophes incurred by the property and casualty insurance industry in recent years. These changing weather patterns make it more difficult to predict and model catastrophic events, reducing our ability to accurately price exposure to such events and mitigate its risks.
Further, we use internally developed and third-party vendor tools and models to assess exposure to catastrophe losses. The models assume various conditions and probability scenarios and may not accurately predict future losses or measure losses currently incurred. Limitations in these tools and models may

Ambac Financial Group, Inc	15	2023 Form 10-K

Table of Contents,
adversely affect our results of operations and financial condition.
The ultimate impact of a catastrophic event on insurers and their obligations, and the economy in general, is by its very nature uncertain, and will be determined by a number of factors including, but not limited to, the depth and duration of a particular crisis; the extent to which affected consumers, businesses, municipal entities and other debtors or sources of revenues recover from depressed economic circumstances, and the timelines for such recoveries; the level and efficacy of government intervention or support for municipal entities, consumers, businesses and the financial markets via emergency relief measures; the availability of insurance; the availability of cost-effective financing; management of public health crisis remediation efforts; the effectiveness of other public or private crisis management efforts, mitigation measures or support; and certain socio-economic variables, such as unemployment levels. Consequently, if following such catastrophic events we do not have sufficient resources or financial flexibility, receive adequate measures of support or realize the appropriate level of economic recovery, our ultimate ability to operate could be materially impaired and we could suffer material permanent losses and therefore may have an adverse effect on our results of operations and financial condition. Counterparties that service aspects of our business may be similarly impacted and, if their operations are impaired due to a catastrophe, it may be difficult or costly to us to find alternatives to such servicing capabilities.
AAC and Ambac UK are subject to credit and other risks in their insured portfolios; we are also subject to risks associated with adverse selection as our insured portfolios run off.
Performance of our insured LFG transactions, including (but not limited to) those backed by municipal, utility, sovereign/sub-sovereign, military housing and consumer risk, can be adversely affected by general economic conditions, such as recession, federal budget cuts, decisions of governmental authorities about utilizing assets or facilities, inflation, unemployment levels, underemployment, home price depreciation, increasing foreclosure rates, unavailability of consumer credit, mortgage product attributes, borrower and/or originator fraud or misrepresentations, and asset servicer performance and financial health.
While deterioration in the performance of transactions insured by AAC and Ambac UK, including mortgage and student loan securitizations may occur, the timing, extent and duration of any future deterioration of the credit markets is unknown, as is the impact on potential claim payments and ultimate losses on the securities within our insured LFG portfolio. In addition, there can be no assurance that any governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful or inure to the benefit of the transactions we insure. For example, servicer settlements with governmental authorities regarding foreclosure or servicing irregularities are generally designed to protect borrowers and may increase losses on securities we insure. In particular, the student loan industry and, specifically, trusts with securities insured by AAC have been subject to heightened Consumer Finance Protection Bureau ("CFPB") scrutiny and enforcement action over servicing and collections practices and potential chain of title issues and, consequently, any settlements, orders or penalties resulting from CFPB actions, or any failure on the part of servicers or other parties asserting claims against delinquent borrowers to establish title to the loans, could lead to increased losses on securities we insure.
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
As the runoff of the insured portfolio continues, the proportion of exposures we rate as below investment grade relative to the aggregate insured portfolio may increase, leaving the portfolio increasingly concentrated in higher risk exposures and heightening risks associated with large single risk exposures to particular issuers, losses caused by catastrophic events (including public health crises, terrorist acts and natural disasters), and losses in respect of different, but correlated, credit exposures. These risks may result in greater volatility or have adverse effects on the Company's results from operations and on our financial condition.
We may not be able to effectively reduce LFG insured exposures; measures taken to reduce risks may have an adverse effect on the Company's operating results or financial position.
In pursuing the objective of improving our financial position, we are seeking to terminate, commute, reinsure or otherwise reduce LFG insured exposures. De-risking transactions may not be feasible or economically viable. We cannot provide any assurance that any such transaction will be consummated in the future, or if it is, as to the timing, terms or conditions of any such transaction. Even if we consummate one or more of such transactions, doing so may ultimately prove to be unsuccessful in creating value for any or all of our stakeholders and may negatively impact our operating results or financial position.

Ambac Financial Group, Inc	16	2023 Form 10-K

Table of Contents,
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
We operate within an enterprise risk management (“ERM”) framework designed to assess and monitor risks. However, no assurance can be given that we will effectively identify, review, monitor or manage all relevant risks. Nor can we provide assurance that our ERM framework will result in us accurately identifying all risks and adequately limiting our exposures based on our assessments. Any ineffectiveness in our controls or procedures or failure to manage these risks may have an adverse effect on our results of operations and financial condition.
The Settlement Agreement, Stipulation and Order and OCI's Runoff Capital Framework may impair AAC's ability to pursue its business strategies.
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
In addition, OCI's Runoff Capital Framework and decisions based thereon are expected to affect AAC's ability to reduce financial leverage at AAC, pay dividends to AFG, and/or make payments on surplus notes or AMPS.
OCI has certain enforcement rights with respect to the Settlement Agreement and Stipulation and Order, and retains full discretion over the design of, and assumption utilized in, OCI's Runoff Capital Framework and the implications thereof. Disputes may arise over the interpretation of such agreements or instruments, the exercise or purported exercise of rights thereunder, the determinations made thereunder, or the performance of or failure or purported failure to adhere to the terms thereof. Any such dispute could have material adverse effects on AAC, and the Company more broadly, whether through litigation, administrative proceedings, supervisory orders, failure to execute transactions sought by management, interference with corporate strategies, objectives or prerogatives, inefficient decision-making or execution, forced realignment of resources, increased costs, distractions to management, strained working relationships or otherwise. Such effects would also increase the risk that OCI would seek to initiate rehabilitation proceedings or issue supervisory orders against AAC.
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
It is not possible to predict the extent to which additional suits involving AFG, AAC or one or more other subsidiaries will be filed, and it is also not possible to predict the outcome of litigation. It is possible that there could be unfavorable outcomes in existing or future proceedings. Management may be unable to make meaningful or reasonable estimates of the amount or range of losses that could result from unfavorable outcomes or of the expenses that will be incurred in connection with such lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurring of significant litigation or other expenses could be material to our business, operations, financial position, profitability or cash flows.

Ambac Financial Group, Inc	17	2023 Form 10-K

Table of Contents,
Everspan may be subject to disputes with policyholders regarding the scope and extent of coverage offered under Everspan's policies; be required to defend claimants in suits against its policyholders for covered liability claims; face allegations of improper claims handling; or enter into commercial disputes with its reinsurers, MGA/Us or TPAs regarding their respective contractual obligations and rights. Under some circumstances, the results of such disputes or suits may lead to liabilities beyond those which are anticipated or reserved.
Political developments may materially adversely affect our business.
Our insurance businesses and our results of operations can be materially affected by political developments at the federal, state and/or local or foreign government levels. Government shutdowns, trade disputes, political turnover, judicial decisions, adverse changes in governmental funding, or poor public policy decision making could disrupt the national, international and local economies where we have insured exposures. In addition, we are exposed to correlation risk as a result of the possibility that multiple credits, counterparties, or portfolios may concurrently and/or consecutively experience losses or increased stress as a result of any such event or series of events.
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
Government laws and regulations applicable to our businesses develop and change rapidly in response to consumer demands and public policies. State legislatures and insurance departments place increasing burdens on insurance carriers and producers with respect to matters such as cybersecurity, data privacy, management of technology, corporate governance, environmental and social issues, and enterprise risk management. Such laws and regulations require substantial resources to ensure that the Company has appropriate and effective compliance programs in place. If we are unable to keep pace with changes in applicable law and regulations, or if we otherwise fail in our compliance efforts, the Company may be subject to fines, sanctions, governmental orders or modifications to business practices that individually or collectively impair our business or increase our costs, possibly materially.
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
Ambac’s international business is operated by Ambac UK, which is regulated by the Prudential Regulation Authority (“PRA”) for prudential purposes and the Financial Conduct Authority (“FCA”) for conduct purposes. The terms of Ambac UK’s regulatory authority are now restricted and Ambac UK is in run-off. Among other things, Ambac UK may not write any new business, and, with respect to any entity within the Ambac group of affiliates, commute, vary or terminate any existing financial guaranty policy, transfer certain assets, or pay dividends, without the prior approval of the PRA. The PRA and FCA act generally in the interests of Ambac UK policyholders and will not take into account the interests of AAC or the securityholders of Ambac when considering whether to provide any such approval. Accordingly, determinations made by the PRA and FCA, in their capacity as Ambac UK’s regulators, could potentially result in adverse consequences for our securityholders and also reduce the value realizable by AAC for Ambac UK.
Regulatory uncertainty in relation to Ambac UK’s capital position could adversely affect the value of Ambac UK and affect our securityholders.
Ambac UK is required to meet certain minimum capital requirements under applicable regulatory capital rules ("Solvency II"). Ambac UK exceeded the required capital thresholds as of December 31, 2023 .
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
Everspan is in the early stage of developing a portfolio of specialty insurance program business. Its business plan entails establishing programs with program administrators, managing general agents and managing general underwriters ("MGA/Us"), with claims handled by TPAs. The success of these programs is dependent upon the quality of insurance risk underwritten by the MGA/Us, the quality of underwriting and operational performance, as well as oversight, of the MGA/Us and TPAs by

Ambac Financial Group, Inc	18	2023 Form 10-K

Table of Contents,
Everspan, the quality and creditworthiness of reinsurance obtained with respect to the underlying risks, loss experience over time, premium levels, competition and other factors, some of which are outside Everspan's control. Should Everspan fail in executing its business plans or experience greater than expected losses due to operational issues, poor risk selection, default or failure to perform by reinsurers, failure to timely realize ultimate loss exposure, a departure of qualified MGA/Us from the industry, enhanced scrutiny from regulators or ratings agencies specific to the program business model, failure to collect amounts due to it or other factors, Everspan may suffer losses that are material to its capital position, a downgrade in its AM Best rating and/or a loss of its franchise value. Any such outcomes could have a material adverse impact on the value of AFG's shares.
A downgrade in the AM Best financial strength rating of Everspan may negatively affect our business.
The financial strength of Everspan is evaluated by AM Best, which issues a "FSR, an important factor in establishing the competitive position of Everspan. The FSR reflects AM Best’s opinion of Everspan's financial strength, operating performance, strategic position and ability to meet obligations to policyholders, and are not evaluations directed to investors. Everspan's FSR is subject to periodic review, and the criteria used in the rating methodologies are subject to change. All of the insurance companies that comprise Everspan are rated "A-" (Excellent). A downgrade in Everspan's FSR could make it more difficult to sell insurance policies and Everspan's distribution channels may cease to transact with them, which would adversely affect our business, financial condition and results of operations.
Failure of Everspan's Program Partners to properly market, underwrite or administer policies could adversely affect us.
The marketing, underwriting, administration and servicing of policies in our Specialty Property and Casualty Insurance business have been contracted to the MGA/Us with which Everspan transacts. Any failure by the MGA/Us or TPAs to properly handle these functions could result in liability to us. Even though the MGA/Us and TPAs with which Everspan transacts may be required to indemnify Everspan for any such liability or monetary losses, there are risks for which indemnity may be insufficient or entirely unavailable if, for example, the relevant program partner becomes insolvent or is otherwise unable to pay us. Furthermore, any failure to properly handle the marketing, underwriting, administration and servicing of policies in our Specialty Property and Casualty Insurance business could also create regulatory issues or harm our reputation, which could materially and adversely affect our business, financial condition and results of operations.
If in our Specialty Property and Casualty Insurance business we are unable to accurately underwrite risks and charge competitive yet profitable rates to our clients and policyholders, our business, financial condition and results of operations may be adversely affected.
In general, the premiums for our Specialty Property and Casualty Insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other property and casualty insurance companies, Everspan relies on estimates and assumptions in setting its premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses, acquisition costs and general and administrative expenses in order to earn a profit. The rate environment is also subject to market cycles, which can be difficult to predict and make it difficult to adequately price risk. If Everspan does not accurately assess the risks that it assumes, it may not charge adequate premiums to cover its losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, Everspan could set its premiums too high, which could reduce its competitiveness and lead to lower policyholder retention, resulting in lower revenues. Pricing is a highly complex exercise involving the acquisition and analysis of historical loss data and the projection of future trends, loss costs, expenses, and inflation trends, among other factors, for each of Everspan's products in multiple risk tiers and many different markets. Everspan seeks to implement its pricing accurately in accordance with its assumptions. Everspan's ability to undertake these efforts successfully and, as a result, to accurately price its policies, is subject to a number of risks and uncertainties, including insufficient or unreliable data; incorrect or incomplete analysis of available data; uncertainties generally inherent in estimates and assumptions; failure to implement appropriate actuarial projections and ratings formulas or other pricing methodologies; regulatory constraints on rate increases; failure to accurately estimate investment yields and the duration of liabilities for losses and loss adjustment expenses; disagreements with reinsurers or the MGA/Us with whom Everspan transacts as to the adequacy of pricing assumptions; and unanticipated court decisions, legislation or regulatory action.
If Everspan is unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect it, we may be required to bear increased risks or reduce the level of our underwriting commitments.
Everspan purchases reinsurance as part of its overall risk management strategy. While reinsurance does not discharge our insurance subsidiaries from their obligations to pay claims for losses insured under their insurance policies, it does make the reinsurer liable to them for the reinsured portion of the risk. At the inception of a new program, Everspan generally acts as an issuing carrier and reinsures a majority of such risk to third parties in contracts that are generally subject to term limitations or termination rights. Everspan may be unable to maintain its current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates, particularly if reinsurers become unwilling or unable to support our specialty property and casualty business in the future. Additionally, market conditions beyond our control may impact the availability and cost of reinsurance and could have an adverse effect on our business, financial condition and results of operations. A decline in the availability of reinsurance may increase the cost of reinsurance and materially and adversely affect our business prospects. Everspan may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms or from

Ambac Financial Group, Inc	19	2023 Form 10-K

Table of Contents,
reinsurers which satisfy Everspan's criteria as acceptable security. In the latter case, Everspan would have to accept an increase in exposure to risk, reduce the amount of business written by it or seek alternatives in line with Everspan's risk limits, all of which could adversely affect our business, financial condition and results of operations.
Counterparties to whom we outsource functions, including policy and claims administration, such as MGAs and TPAs, may default on their operational and financial obligations to us.
We have outsourced certain processes and functions to third parties over which we have no control and may continue to do so in the future. Outsourcing functions to third parties exposes us to increased risk related to service disruptions. Further, we may suffer financial losses if a counterparty defaults on a financial obligation to us, including with respect to insurance agency commissions which adjust over time. If we do not effectively develop, implement and monitor these relationships and the solvency of our counterparties, the providers do not perform as anticipated, technological or other problems are incurred, or such relationships are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs, and a loss of business. Further, policyholders and claimants may suffer delays or lapses in service levels which may create extra-contractual exposures. The increased risks identified above could expose us to disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs.
Our insurance carrier subsidiaries are subject to reinsurance counterparty credit risk. Their reinsurers may not pay on losses in a timely fashion, or at all.
Our insurance carrier subsidiaries purchase reinsurance to transfer part of the risk they have underwritten to reinsurance companies in exchange for part of the premium they receive in connection with the risk. Although reinsurance makes reinsurers liable to our carriers for the risk transferred or ceded to the reinsurers, it does not relieve our insurance carrier subsidiaries of their liabilities to policyholders. Accordingly, our insurance carrier subsidiaries are exposed to credit risk with respect to their reinsurers, especially to the extent reinsurance receivables are not sufficiently secured by collateral or do not benefit from other credit enhancements. Our insurance carrier subsidiaries also bear the risk that they are unable to receive, or there is a substantial delay in receiving, the reinsurance recoverable for any reason, including that the terms of the reinsurance contract do not reflect the intent of the parties to the contract; there is a disagreement between the parties as to their intent; the terms of the contract cannot be legally enforced; the terms of the contract are interpreted by a court or arbitration panel differently than intended by our insurance carrier subsidiaries; the reinsurance transaction performs differently than our insurance carrier subsidiaries anticipated due to a flawed design of the reinsurance structure, terms or conditions; or changes in law and regulation, or in the interpretation of laws and regulations, affects a reinsurance transaction. These risks my be exacerbated to the extent that our insurance carrier subsidiaries' reinsurance recoverables are overly concentrated with one or a small subset of reinsurers.
The insolvency of one or more of our insurance carrier subsidiaries' reinsurers, or their inability or unwillingness to make timely payments if and when required under the terms of reinsurance contracts, could adversely affect our business, financial condition and results of operations.
If actual claims exceed loss and loss adjustment expense reserves for Everspan, or if changes in the estimated level of loss and loss adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal/ tort, regulatory and economic environments in which Everspan operates, our financial results could be materially and adversely affected.
Loss and loss adjustment expense reserves represent management estimates of what the ultimate settlement and administration of claims will cost. These estimates are developed using common and industry accepted actuarial techniques. Nevertheless, the process of estimating loss and loss adjustment expense reserves involves a high degree of judgment and is subject to a number of variables, which can be affected by internal and external events, such as changes in claims handling, changes in loss cost trends, catastrophic events and social inflation.
Elevated social inflation trends are likely to continue.  Social inflation, which includes increased litigation, partially supported by access to litigation financing; changes in social norms; an erosion of the public sentiment towards insurers’ interpretation of coverage levels and limits; and increased damage awards by juries, may make it difficult for Everspan to estimate loss reserves, establish adequate product pricing, and maintain a strong competitive position with consumers.
Moreover, the impact of catastrophic events may not be adequately reflected in claims reserves and, accordingly, could adversely impact results. Catastrophic losses are caused by wind and hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, severe freeze events, volcanic eruptions, terrorism, cyber attacks, civil unrest, and industrial accidents and other such events.
We also face potential exposure to various types of new and emerging tort claims which were not known or anticipated when our insurance products were originally priced.
The impact of many of these items on ultimate costs for claims and claim adjustment expense reserves could be material and is difficult to estimate.
Our ability to grow Everspan will depend in part on the addition of new Program Partners, and our ability to effectively onboard such new Program Partners could have an adverse effect on our business, financial condition and results of operations.
Our ability to grow Everspan will depend in part on the addition of new MGA/Us. If Everspan does not effectively and timely source, evaluate and onboard new MGA/Us, including assisting such MGA/Us to quickly resolve any post-onboarding matters and provide effective ongoing support, Everspan's ability to add new MGA/Us and its relationships with its existing Program Partners could be adversely affected. Additionally, Everspan's

Ambac Financial Group, Inc	20	2023 Form 10-K

Table of Contents,
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
In addition, our Specialty Property and Casualty Insurance and Insurance Distribution businesses face competition from a wide range of specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than our specialty property and casualty insurance and insurance distribution businesses are and that have significantly larger financial, marketing, management and other resources. Some of these competitors also have longer standing and better established market recognition than Everspan does. The greater resources or market presence that these competitors possess may enable them to avoid or defray particular costs, employ greater pricing flexibility, have a higher tolerance for risk or loss, or exploit other advantages that may make it more difficult for us to compete. We may incur increased costs in competing for underwriting revenues in this environment. If we are unable to compete effectively in the markets in which our Specialty Property and Casualty Insurance and Insurance Distribution businesses operate or expand into, our underwriting revenues may decline, as well as overall business results.
Impairment of intangible assets and goodwill, resulting from acquisitions, could adversely affect our results of operations.
In connection with Ambac’s acquisition of insurance distribution businesses (MGA/Us and brokers), Ambac recorded the fair value of identifiable intangible assets (primarily related to distribution relationships) and goodwill. The intangible assets will be amortized over their remaining useful lives. The Company will test intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. Goodwill will be tested for impairment annually or whenever events occur or circumstances change that may indicate impairment. Intangible asset and goodwill impairments are driven by a variety of factors, which could include, among other things, declining future cash flows of the acquired business as addressed in other risk factors related to the Insurance Distribution Business. Any intangible asset or goodwill impairment could adversely affect the Company's operating results and financial condition.
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
Our Insurance Distribution businesses, results of operations, financial condition and liquidity may be materially adversely affected by certain potential claims or proceedings.
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
Acquiring new MGA/Us is core to our Insurance Distribution business strategy. Risks associated with such endeavors could adversely affect our growth and results of operations.
Acquisitions have been an important contributor of growth in the Insurance Distribution business and we believe that additional acquisitions will be important to maintaining future growth. Failure to successfully identify and complete acquisitions likely would result in us achieving slower growth. Moreover, the failure of acquisition targets to achieve anticipated revenue and earnings levels could result in slower than anticipated growth and result in intangible asset or goodwill impairment charges.

Ambac Financial Group, Inc	21	2023 Form 10-K

Table of Contents,
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
Changes in law or in the functioning of the healthcare market could significantly impair Xchange’s business and therefore negatively impact Ambac’s financial condition and results of operations.
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
Our Insurance Distribution businesses and their results of operations and financial condition may be adversely affected by conditions that result in reduced insurer capacity.
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
Variations in commission income that results from the timing of policy renewals and the net effect of new and lost business production may have unexpected effects on our results of operations.
Commission income can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. Quarterly and annual fluctuations in revenues based upon increases and decreases associated with the timing of new business, policy renewals and payments from insurance companies may adversely affect our financial condition, results of operations and cash flows. Profit-sharing contingent commissions are paid by insurance companies based upon the profitability of the business placed with such companies. In the past these commissions have accounted for a significant amount of total commissions and fees. Due to, among other things, the inherent uncertainty of loss and changes in underwriting criteria by insurance companies, there will be a level of uncertainty related to the payment of profit-sharing contingent commissions.
System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.
We and our vendors and contractual counterparties rely on our information technology systems for many enterprise-critical functions and a prolonged failure or interruption of these systems for any reason could cause significant disruption to our operations and have a material adverse effect on our business, financial condition and operating results. Our information technology and application systems, as well as those of our vendors and contractual counterparties, may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Computer hackers may be able to penetrate our network’s system security, or the network's security system of a vendor or contractual counterparty, and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. The ability of hackers to infiltrate and compromise our information

Ambac Financial Group, Inc	22	2023 Form 10-K

Table of Contents,
systems or the contents thereof may be enhanced by generative artificial intelligence, which may be more difficult to detect and defend. In addition to our own confidential information, we and our vendors and contractual counterparties sometimes receive and are required to protect confidential information obtained from third parties (including us in the case of a vendor or contractual counterparty) and personally identifiable information of individuals. To the extent any disruption or security breach results in a loss or damage to our data (or the data of a vendor or contractual counterparty on which we rely), or inappropriate disclosure of our confidential information or that of others, or personally identifiable information of individuals, it could cause significant financial losses that are either not, or not fully, insured against, cause damage to our reputation, affect our relationships with third parties, lead to claims against us, result in regulatory action, or otherwise have a material adverse effect on our business or results of operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage. Moreover, although we have incident response, disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion in the event of a disruption to our information technology and application systems. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack.
We may be adversely affected by failures in services or products provided by third parties.
We outsource and may further outsource certain technology and business process functions, and rely upon third-party vendors and contractual counterparties for other essential services and information, such as the provision of data used in setting loss reserves. If we do not effectively develop, implement and monitor our vendor and contractual counterparty relationships, if third party providers do not perform as anticipated, if we experience technological or other problems, or if vendor or other contractual relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. A material failure by an external service or information provider or a material defect in the products, services or information provided thereby could adversely affect our financial condition and results of operations. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security, service disruptions or the effectiveness of our control system. These risks could increase as vendors increasingly offer cloud-based software services rather than software services which can be run within our data centers or as we choose to move additional functions to the cloud.
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
Risks Related to Capital, Liquidity and Credit Markets
AAC has substantial indebtedness, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future.
AAC is highly leveraged. AAC’s ability to make payments on and/or refinance its surplus notes and to fund its operations will depend on its ability to generate substantial operating cash flow and on the performance of the LFG insured portfolio. AAC’s cash flow generation will depend on receipt of premiums, investment returns, and dividends and capital distributions from Ambac UK, offset by policyholder claims, commutation payments, reinsurance premiums, costs and potential losses from litigation, operating and loss adjustment expenses, and interest expense, all of which may be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control and many of which may be event-driven. There is substantial risk that AAC may not have the financial resources necessary to pay its surplus notes in full due to risks associated with its cash flow, insured portfolio, and other liabilities, as discussed elsewhere in these Risk Factors.
If AAC cannot pay its obligations from operating cash flow, it will have to take actions such as selling assets, restructuring or refinancing its surplus notes or seeking additional capital. Any of these remedies may not, if necessary, be effected on

Ambac Financial Group, Inc	23	2023 Form 10-K

Table of Contents,
commercially reasonable terms, or at all. The value of assets to be sold will depend on market and economic conditions; the availability of buyers; the requirements and conditions of local law, including regulatory restrictions; and other factors that may result in AAC or a party enforcing rights against AAC to be unable to receive proceeds sufficient to discharge AAC's obligations. Furthermore, the ability of creditors or claimants to realize upon any assets, may also be subject to bankruptcy and insolvency law limitations or similar limitations applicable in insurance company rehabilitation or liquidation proceedings. Because of these and other factors beyond our control, AAC may be unable to pay or discharge the principal or interest on its surplus notes, which would impair AAC's value and the value of AFG.
Surplus note principal and interest payments cannot be made without the approval of the OCI, which OCI will grant or withhold in its sole discretion. OCI's determinations about whether and when to authorize surplus note payments could materially impact the Company's financial position. Ambac can provide no assurance as to when surplus note principal and interest payments will be made. If OCI does not approve payments on or the acquisition of surplus notes over time, the ongoing accretion of interest on the notes may impair AAC's ability to extinguish the notes in full. Surplus notes are subordinated in right of payment to policyholder and other claims.
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
We expect to recover material amounts of claims payments through cash flows in the securitization structures of transactions that AAC insures. Realization of such expected recoveries is subject to various risks and uncertainties, including the rights and defenses of other parties with interests that conflict with AAC’s interests, the performance of the collateral and assets backing the obligations that AAC insures, the performance of servicers involved in securitizations in which AAC participates as insurer, as well as numerous regulatory, legal and compliance considerations and risks.
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
A significant percentage of our LFG premium revenue is attributable to installment premiums. The amount of installment premiums we collect is declining along with the insured portfolio. The amount of installment premiums we actually realize could be further reduced due to factors such as early termination of insurance contracts, new reinsurance transactions, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). The reduction in installment premiums will result in lower revenues and cash flow in the future.
We may have future capital needs and may not be able to obtain third-party financing or raise additional third-party capital on acceptable terms, or at all.
An inability to obtain third-party debt financing or raise additional third-party capital, when required by us or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations, and could adversely impact our ability to achieve our strategic objectives. Our financial condition, the risks described elsewhere in Part I, Item 1A in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as other factors, may constrain our financing abilities. Our ability to secure third-party financing will depend upon our future operating performance, regulatory conditions, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect

Ambac Financial Group, Inc	24	2023 Form 10-K

Table of Contents,
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
AAC and Ambac UK allocate a portion of their investment portfolios in below investment grade securities; equities and/or alternative assets; such as hedge funds. Investments in below investment grade securities, equities and alternative assets could expose AAC and/or Ambac UK to greater earnings volatility, increased losses and decreased liquidity in the investment portfolio.
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
Decreasing interest rates could result in early terminations of financial guarantee insurance policies in respect of which AAC and Ambac UK are paid on an installment basis and do not receive a termination premium, thus reducing premium earned for these transactions. Decreases in prevailing interest rates may also limit growth of, or reduce, investment income and may increase collateral requirements related to AAC's residual legacy customer interest rate swap portfolio.
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
Item 1B.    Unresolved Staff Comments — No matters require disclosure.
Item 1C.    Cybersecurity.
The Company is exposed to diverse cybersecurity risks that have the potential to significantly impact our business operations, financial standing, and reputation. We seek to identify, assess, and manage these risks, with the aim of safeguarding our critical systems and information, and employ a documented process to respond in the event of a cybersecurity incident. This approach includes regular evaluations of our information systems and infrastructure to identify vulnerabilities and potential weaknesses through the use of system monitoring tools, as well as monitoring industry trends, threat intelligence, and emerging risks to anticipate and proactively assess potential threats. We engage third-party cybersecurity experts to conduct penetration testing, vulnerability scans, and risk assessments, informed by the NIST (National Institute of Standards and Technology) Cybersecurity Framework guidelines, to increase the likelihood that system risks are identified.
To identify potential risks, Ambac also assesses the security measures of vendors and third-party service providers that have access to the Company’s information systems and sensitive data. Each review involves an initial risk assessment of the provider, and initial and periodic reviews of the provider's cybersecurity program to evaluate security standards, access controls and security measures. The Company generally requires vendors and third party service providers to report to the Company any cybersecurity incidents involving the providers’ systems that could affect the Company, or to have cybersecurity incident notice requirements in their cybersecurity programs.
Our approach to managing cybersecurity risks includes implementing cybersecurity measures such as selective use of encryption, firewalls, data loss prevention, security monitoring, endpoint detection and response, anti-spam and anti-phishing email security, and intrusion detection systems to fortify our defenses. We conduct mandatory annual employee cybersecurity training programs and frequent simulated phishing campaigns to enhance cybersecurity knowledge and practices across the organization. Ambac maintains an incident response plan that is updated regularly to respond to changes in the organization, risks and laws. Ambac also conducts an annual test to restore business critical systems and data from back-ups. We have established reporting processes and escalation pathways for our business units and functions to identify, assess and manage potential cybersecurity incidents in a timely manner. Once an incident is identified, the Chief Information Security Officer (“CISO”) (with the assistance of the IT team) will begin the investigation to determine the level of risk of the event and the appropriate response.
The Board of Directors of the Company oversees the management of risks from cybersecurity threats through its review of quarterly reports from the CISO on the status of the Company’s cybersecurity preparedness; updates on information systems; and any cybersecurity threats of which management

Ambac Financial Group, Inc	25	2023 Form 10-K

Table of Contents,
has become aware. In addition the Board receives periodic cybersecurity awareness training.
The Company’s technology staff and CISO conduct weekly meetings, attended regularly by the Chief Operating Officer and Chief Information Officer, to review: (i) implementation of new security measures, (ii) results of existing technical system monitoring tools to identify any potential risk and propose remediation, as necessary; (iii) newly disclosed software patch updates to assess risks and set patch implementation priorities; and (iv) threat intelligence from various organizations, such as the Cybersecurity and Infrastructure Security Agency, to assess risks and suggest security measures, as necessary. Cybersecurity risk is also included in the Company’s Enterprise Risk Management (“ERM”) process that involves senior management and other personnel in the identification, assessment and management of a broad range of risks (including cybersecurity risks) that could affect the Company’s ability to execute on its corporate strategy and fulfill its business objectives. The Company’s Chief Operating Officer and Chief Information Officer provide input and updates to the Enterprise Risk Committee (comprised of members of management) on cybersecurity preparedness and emerging risks. The Enterprise Risk Committee produces the relevant risk management information for executive and senior management and the Board of Directors, which receives ERM updates on a quarterly basis. The Chief Operating Officer and Chief Information Officer are also members of the Company's Disclosure Committee and provide updates on cybersecurity threats and emerging risks to the Disclosure Committee prior to the filing of each quarterly report on Form 10-Q and annual report on Form 10-K.
The Company’s Chief Information Officer and CISO bring over 35 years of combined experience in the technology and cybersecurity space. The Chief Information Officer has served as a chief information officer and chief technology officer of both private and public institutions for the past 10 years and was responsible for the IT operations and cybersecurity practices of those institutions. The CISO is a certified cybersecurity professional and technologist. He holds an active ISO/ANSI-accredited cybersecurity certification and has experience managing security programs across multiple industries, including financial services and insurance. Other credentials among Ambac’s IT staff include a Certified Information Systems Security Professional certification and a Masters Degree in cybersecurity risk and management.
Ambac and its subsidiaries are subject to various U.S. Federal and state laws and regulations with respect to privacy, data protection and cybersecurity that require financial institutions, including insurance companies and agencies, to safeguard personal and other sensitive information, and may provide for notice of their practices relating to the collection, disclosure and processing of personal information, disclosure of cybersecurity risk management practices, reporting of cybersecurity incidents, and implementation of governance practices. For example, the National Association of Insurance Commissioners (“NAIC”) adopted the NAIC Insurance Data Security Model Law (#668) (“NAIC Model Law”) that creates rules for insurers and other covered entities addressing data security and the investigation and notification of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. Legislation based on the NAIC Model Law has been enacted in many states and may be enacted in other states. Certain of our subsidiaries, as insurance companies and agencies licensed in the State of New York, are also required to comply with the New York Department of Financial Services (“NYDFS”) cybersecurity regulation, which establishes requirements for covered financial services institutions to implement a cybersecurity program designed to protect the confidentiality, integrity and availability of information systems of regulated entities, and information stored on those systems. The regulation imposes a governance framework for cybersecurity program, risk based minimum standards for technology systems for data protection, monitoring and testing, third-party service provider reviews, security incident response and reporting to NYDFS of certain security incidents, annual certifications of regulatory compliance to NYDFS, and other requirements. Recent amendments to the NYDFS cybersecurity regulation impose additional security requirements and new governance obligations.
The California Consumer Privacy Act, went into effect in January 2020, and provides additional privacy rights for California residents, and in November 2020, California further expanded privacy rights for California residents by enacting the California Privacy Rights Act, which became effective January 1, 2023. Several other states have enacted similar comprehensive privacy laws. We anticipate federal and state regulators to continue to enact legislation related to privacy and cybersecurity, which may require additional compliance investments and changes to policies, procedures and operations.
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

Ambac Financial Group, Inc	26	2023 Form 10-K

Table of Contents,
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
Item 4.    Mine Safety Disclosures — Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company 's common stock trades on the NYSE under the symbol “AMBC". The Company's warrants previously traded on the NYSE under the symbol "AMBC WS" and as of April 30, 2023, all of the then outstanding warrants expired without being exercised.
Holders
On February 26, 2024, there were 16 stockholders of record of AFG’s common stock.
Dividends
The Company did not pay cash dividends on its common stock during 2023 and 2022. Information concerning restrictions on the payment of dividends from Ambac's insurance subsidiaries is set forth in Item 1 above under the caption “Dividend Restrictions, Including Contractual Restrictions" and in Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the fourth quarter of 2023.

	October 2023	November 2023	December 2023	Fourth Quarter 2023
Total Shares Purchased (1)	—	—	469	469
Average Price Paid Per Share	$—	$—	$14.75	$14.75
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Maximum Dollar Value That may Yet be Purchased Under the Plan	$16	$16	$16	$16
(1)There were no other repurchase of equity securities made during the three months ended December 31, 2023.
When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the fourth quarter of 2023, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.
On March 29, 2022, our Board of Directors approved a share repurchase program authorizing up to $20 million in share repurchases, with an expiration date of March 31, 2024, which may be terminated at any time. On May 5, 2022, the Board of Directors authorized an additional $15 million share repurchase. The following table shows shares repurchased by year.

($ in millions, except per share) Year ended December 31,	2022	2023	Total
Shares repurchased	1,605,316	325,068	1,930,384
Total cost	$14.2	$4.5	$18.7
Average purchase price per share	$8.86	$13.88	$9.70
Unused authorization amount			$16.3
Shares purchased from employees to satisfy withholding taxes, as described above, do not count towards utilization under the Company's share repurchase program.

Ambac Financial Group, Inc	27	2023 Form 10-K

Table of Contents,
Stock Performance Graph
The following graph compares the performance of an investment in our common stock from the close of business on December 31, 2018, through December 31, 2023, with the Russell 2000 Index and S&P Completion Index. The graph assumes $100 was invested on December 31, 2018, in our common stock at the closing price of $17.24 per share and at the closing price for the Russell 2000 Index and S&P Completion Index. It also assumes that dividends (if any) were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	December 31,
	2018	2019	2020	2021	2022	2023
Ambac Financial Group, Inc.	$100	$125	$89	$93	$101	$96
Russell 2000 Index	$100	$124	$147	$167	$131	$151
S&P Completion Index	$100	$126	$165	$184	$133	$164

Item 6.    [Reserved]
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ and £ in millions)
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
The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2023. Refer to Item 1. Description of the Business and Note 1. Background and Business Description for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.
Organization of Information
MD&A includes the following sections:

Ambac Financial Group, Inc	28	2023 Form 10-K

Table of Contents,
EXECUTIVE SUMMARY
AFG Net Assets:
AFG has the following net assets to support its goals and strategies, including the development and growth of its Specialty Property and Casualty Insurance and Insurance Distribution businesses, acquisitions and capital management. AFG does not have any commitment or other obligation to provide capital or liquidity to AAC, whose financial guarantee business has been in run-off since 2008. As of December 31, 2023 and 2022, AFG's stand alone net assets, excluding its equity investments in subsidiaries, were $211 and $223, respectively.

December 31,	2023	2022
Cash and short-term investments	$156	$178
Other investments (1)	32	28
Other net assets	23	17
Total	$211	$223
(1)Includes strategic minority investments in insurance services businesses of $26.
The decrease in AFG net assets, excluding its equity investments in subsidiaries, during 2023 was driven by operating expenses, capital contributions to subsidiaries, the acquisition of Riverton Insurance Agency and share repurchases, partially offset by interest income and distributions from subsidiaries.

AFG's subsidiaries/businesses are divided into three segments, the key value metrics of which are summarized below along with other recent developments.

	Year Ended December 31, 2023					Year Ended December 31, 2022
($ in millions)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Premiums placed			$231		$231			$135		$135
Gross premiums written	$15	$273			288	$(20)	$146			127
Net premiums written	(35)	80			44	(6)	29			23

Total revenues	144	64	52	$9	269	451	18	31	$4	505
Total expenses	127	64	44	22	257	(89)	25	27	17	(20)
Pretax income (loss)	17	—	7	(13)	12	540	(6)	5	(14)	525
EBITDA	107	—	11	(12)	107	754	(6)	7	(14)	742
Ambac Stockholders’ Equity (1)	923	122	105	211	1,362	826	110	93	223	1,252
Non-redeemable noncontrolling interest	51	2			53	51	2			53
Total stockholders’ equity	974	124	105	211	1,415	877	112	93	223	1,305
Redeemable noncontrolling interest			17		17			20		20
(1)Represents Ambac's stockholders equity for each segment, including intercompany eliminations.

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
Ambac's cash balances held at banks was $27 as of December 31, 2023 and $42 as of December 31, 2022. Substantially all of these cash balances were uninsured as of December 31, 2023 and December 31, 2022 because they either (i) exceeded the two hundred and fifty thousand FDIC insurance limit or (ii) were held in foreign banks. These cash balances were held primarily with Ambac's main operating banks which are large money center and/or global banks. Ambac actively manages its cash balances to limit bank risk and to enhance yield by transferring most of its funds to government and prime money market funds. Included in the cash balances above is $16 of cash of companies Ambac has acquired within its insurance distribution businesses that are held in regional banks. The management of these balances and the associated bank exposure is under consideration as part of Ambac's ongoing integration of these acquired businesses. In addition, cash balances held by variable interest entities ("VIEs") that are consolidated in Ambac's financial statements as a result of Ambac's financial guarantees totaled $246 and $17 as of December 31, 2023 and 2022, respectively. These amounts relate primarily to cash collateral posted against derivative assets and reserve balances

Ambac Financial Group, Inc	29	2023 Form 10-K

Table of Contents,
maintained under the VIEs' governing documents and are not directly managed by Ambac.
Ambac also has exposure to banks through its fixed maturity investment portfolio totaling $169 and $119 as of December 31, 2023 and December 31, 2022, respectively. All of these investments are managed by third-party asset management firms which follow single and sector risk limits established by Ambac. The average rating of our fixed income investment in banks was A- as of December 31, 2023.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022 included the following:

($ in millions) December 31,	2023	2022
Net income (1)	$(3)	$11
Gain (losses) on foreign currency translation (net of tax)	40	(85)
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	(6)	11
Impact on total comprehensive income (loss)	$31	$(63)
(1)    A portion of Ambac UK's, and to a lesser extent AAC's, assets and liabilities are denominated in currencies other than its functional currency and accordingly, we recognized net foreign currency transaction gains/(losses) as a result of changes to foreign currency rates through our Consolidated Statement of Total Comprehensive Income (Loss). Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further details on transaction gains and losses.
Future changes to currency rates, may adversely affect our financial results. Refer to Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" for further information on the impact of future currency rate changes on Ambac's financial instruments.
SEC Proposed Rules on Climate Related Information
On March 21, 2022, the Securities and Exchange Commission (“SEC”) proposed rule amendments that would require public companies to include certain climate-related information in their periodic reports and registration statements, including oversight and governance, material impacts (operational and financial), risk identification and management, and Scope 1, 2 and 3 emissions (the “Proposed Rule”). For accelerated filers, such as Ambac, the Scope 1 and 2 emissions disclosures would require attestation from a third party. These new requirements, if adopted, would at the earliest take effect in fiscal year 2024 and begin to apply to SEC filings in 2025. Final climate disclosure rules have not yet been issued, however the rulemaking agendas for U.S. agencies released in December 2023 indicate the SEC is targeting April 2024 for finalization. Ambac has reviewed the Proposed Rule and will reassess our related compliance obligations and other effects on our operations when the final rule is issued.
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
Valuation of Financial Guarantee Losses and Loss Expense Reserves (including Subrogation Recoverables)
The loss and loss adjustment expense reserves and subrogation recoverable assets (collectively defined as "loss reserves") discussed in this section relate solely to Ambac’s financial guarantee insurance policies issued to beneficiaries. A loss reserve is recorded on the balance sheet on a policy-by-policy basis at the present value ("PV") of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. The estimate for future net cash flows considers the likelihood of all possible outcomes that may occur from missed principal and/or interest payments on the insured obligation. This estimate also considers future recoveries related to remediation strategies and other contractual or subrogation-related cash flows.
The evaluation process for expected future net cash flows is subject to estimates and judgments regarding the probability of default by the issuer of the insured security, the probability of negotiation or settlement outcomes (which may include commutation, litigation and other settlements, and/or a refinancing), the probability of restructuring outcomes (which may include payment moratoriums, debt haircuts and/or subsequent recoveries) and the expected loss severity of credits for each insurance contract.
As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, environmental, credit or other unforeseen events

Ambac Financial Group, Inc	30	2023 Form 10-K

Table of Contents,
could have an adverse impact on default probabilities and loss severities. The loss reserves for many transactions are derived from the issuer’s creditworthiness. For public finance issuers, loss reserves will consider not only creditworthiness, but also political dynamics and economic status and prospects. The loss reserves for transactions which have no direct issuer support, such as most structured finance exposures, including RMBS and student loan exposures, are derived from the default activity and the estimated loss given default of the underlying collateral supporting the transactions. In addition, many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves; our ability to execute workout strategies and commutations; economic and market conditions; and management's judgments with regards to the current performance and future developments within the insured portfolio. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic prosperity. Reinsurance contracts may mitigate future loss reserve volatility. While Ambac currently has minimal exposure ceded to reinsurers on financial guarantee credits with loss reserves, the existing reinsurance contracts would reduce future volatility to the extent loss reserves are established on those risks ceded to reinsurers. Loss reserve volatility will also be materially impacted by changes in interest rates from period to period.
The table below indicates the gross par outstanding and gross loss reserves (including loss expenses) related to policies in Ambac’s Financial Guarantee loss and loss adjustment expense reserves at December 31, 2023 and 2022:

	Gross Par Outstanding (1) (2)	Gross Loss and Loss Adjustment Expense Reserves (1) (3) (4)
December 31, 2023
Structured Finance	$1,860	$497
Domestic Public Finance	834	66
Other	1,144	(8)
Loss expenses	—	4
Totals	$3,838	559
December 31, 2022
Structured Finance	$2,050	358
Domestic Public Finance	1,215	75
Other	782	3
Loss expenses	—	8
Totals	$4,047	444
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss adjustment expense reserves are $362 and $30 respectively, at December 31, 2023, and $472 and $33, respectively at December 31, 2022. Ceded loss and loss adjustment expense reserves are included in Reinsurance recoverable on paid and unpaid losses.
(2)    Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
(3)    Loss and Loss Adjustment Expense reserves at December 31, 2023, of $559 are included in the balance sheet in the following line items: Loss and loss adjustment expense reserves: $696 and Subrogation recoverable: $137. Loss and Loss Adjustment Expense reserves at December 31, 2022, of $444 are included in the balance sheet in the following line items: Loss and loss adjustment expense reserves: $715 and Subrogation recoverable: $271.
(4)    Ambac records as a component of its loss and loss adjustment expense reserves, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $0 and $140 at December 31, 2023 and 2022, respectively.
See the Balance Sheet section of this Management's Discussion and Analysis of Financial Condition and Results of Operations below for a discussion on the reasons for changes to Gross Loss and Loss Adjustment Expense Reserves during 2023.
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
•In some cases, such as RMBS and student loans, cash flow projections include the modeling of a securitization's cash flows to determine the resources available to pay debt service on our insured obligations. During the first quarter of 2023, Ambac revised the model it uses to project RMBS collateral losses considering the seasoning of our RMBS exposure and management’s view that the most relevant determinant of prospective collateral performance is borrower payment status. Individual home price appreciation/depreciation has become less a critical determinant of performance considering the general appreciation in home values over the past few years as well as the impact of loan modifications. The average estimated loan-to-values of the collateral related to insured exposures have declined to under 50% from peaks above 110%. Key assumptions impacting student loan cash flow models include projected loan defaults, recoveries and interest rates. During the second quarter of 2023, we revised our approach to projecting future defaults to both reflect the student loan collateral's seasoning and generally stable performance.
•In other cases, such as many public finance exposures, we consider the issuer's overall ability and willingness to pay as it relates to the existing fiscal, economic, legal, restructuring and/or political framework relevant to a particular exposure or group of exposures. We then develop multiple scenarios where issuer debt service is

Ambac Financial Group, Inc	31	2023 Form 10-K

Table of Contents,
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
Valuation of Deferred Tax Assets
Our provision for taxes is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss ("NOL"). More specifically, deferred tax assets represent a future tax benefit that results from losses recorded under GAAP in a current period which are only deductible for tax purposes in future periods, future GAAP income that will not result in corresponding taxable income and NOL carry forwards.
Valuation allowances are established to reduce deferred tax assets to an amount that “more likely than not” will be realized. Management considers all available evidence, both positive and negative, when determining whether to establish and/or maintain a valuation allowance against deferred tax assets, with significant weight given to evidence that can be objectively verified. Positive evidence includes reduced potential for material loss as a result of settling RMBS representation and warranty litigation and resolving exposure to Puerto Rico, Everspan's receipt of an 'A-'' Financial Strength Rating from AM Best, the launch of a specialty program property and casualty insurance business, AFG's acquisition of majority interests in MGA/U businesses and AAC's reduction of material amounts of debt. Negative evidence includes Specialty Property and Casualty Insurance and Insurance Distribution businesses not yet at scale, the Legacy Financial Guarantee Insurance business remaining in run-off, and material amounts of debt at AAC.
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

Ambac Financial Group, Inc	32	2023 Form 10-K

Table of Contents,
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded, pre-refunded or synthetically commuted.
AAC's Risk Management Group focuses on the implementation and execution of risk reduction, defeasance and loss recovery strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, reinsurance, refinancing, restructuring or other risk reduction strategies. For targeted policies, analysts will engage with issuers, bondholders and other economic stakeholders to negotiate, structure and execute such strategies. During 2023, Ambac completed risk reduction transactions equating to $2,419, including a quota share reinsurance cession of $2,069 insured par, consisting primarily of military housing risk of $1,958.
The following table provides a comparison of total, adversely classified ("ACC") and watch list (as described in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) credit net par outstanding in the insured portfolio at December 31, 2023 and 2022.

($ in billions) December 31,	2023	2022	Variance
Total	$19,541	$22,613	$(3,072)	(11)%
ACC	$3,504	$4,735	$(1,231)	(26)%
Watch List	$2,181	$3,044	$(863)	(28)%
The decrease in total, ACC and watch list credit net par outstanding resulted from active de-risking (primarily from the reinsurance cession noted above), scheduled maturities, amortizations, refundings and calls, partially offset by a weakening of the USD versus the GBP.
The following table provides a breakdown of guaranteed net par outstanding by market at December 31, 2023 and 2022.

December 31,	2023	2022
Public Finance (1)	$7,562	$10,547
Structured Finance	3,315	3,612
International Finance	8,664	8,454
Total net par outstanding	$19,541	$22,613
(1)    Includes $3,371 and $5,400 of Military Housing net par outstanding at December 31, 2023 and 2022, respectively.
Below we discuss the significant exposures in our insured portfolio relating to each of the three markets. See Note 6. Financial Guarantees in Force to the Consolidated Financial
Statements, included in Part II, Item 8 in this Annual Report on Form 10-K for exposures by bond type.
U.S. Public Finance Insured Portfolio
AAC’s portfolio of U.S. public finance exposures totaled $7,562 in net par outstanding, representing 39% of Ambac’s net par outstanding as of December 31, 2023, and a 28% reduction from the amount outstanding at December 31, 2022. This reduction resulted from active de-risking (primarily from the above-mentioned reinsurance cession of $2,069 of insured par), scheduled paydowns, and early terminations (calls, refundings and pre-refundings). Ambac’s U.S. public finance portfolio consists of municipal bonds such as general obligation, revenue, and lease and tax-backed obligations of state and local government entities, and also includes several non-municipal types of bonds, such as financings with public and private elements, which generally finance infrastructure, housing and other public interests, the largest sector of which is U.S. military housing which accounts for approximately 45% of AAC's U.S. Public Finance Insured Portfolio.
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
Military Housing Bonds
AAC's largest concentration of non-municipal bonds is U.S. military housing. Ambac insures $3,371 net par of privatized military housing debt. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated in most cases by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). In typically small percentages, rental payments can also come from civilians, including retired service personnel and US Department of Defense contractors living on a particular base. Collateral for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these

Ambac Financial Group, Inc	33	2023 Form 10-K

Table of Contents,
transactions include ongoing base essentiality, military deployments, the U.S. government’s commitment to fund the BAH, marketability/attractiveness of the on-base housing units versus off-base housing, construction completion, environmental remediation, natural disasters, excessive utility and other operating costs and housing management. As of December 31, 2023, privatized military housing represented approximately 17% of net par outstanding as compared to 24% as of December 31, 2022. Ambac's privatized military housing exposure decreased from 2022 as a result of the above-mentioned reinsurance cession.
U.S. Structured Finance Portfolio
Ambac’s portfolio of U.S. structured finance exposures is $3,315 in net par outstanding, representing 17% of Ambac’s net par outstanding as of December 31, 2023, and an 8% reduction from the amount outstanding at December 31, 2022. This reduction in exposure was primarily related to (i) RMBS policies, which continued to prepay as well as incur claims and (ii) scheduled paydowns.
Current insured exposures primarily include securitizations of mortgage loans, home equity loans and student loans, and investor-owned utilities in each case where the majority of the underlying collateral risk is situated in the United States. At December 31, 2023, RMBS represented approximately 9% of net par outstanding.
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
International Finance Insured Portfolio
Ambac’s portfolio of international finance insured exposures is $8,664 in net par outstanding, representing 44% of Ambac’s net par outstanding as of December 31, 2023, and a 2% increase from the amount outstanding at December 31, 2022. This increase in exposure was primarily the result of a weakening of the US dollar versus the British pound and the Euro, partially offset by de-risking activity. Ambac’s international finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, utility obligations, whole business securitizations (e.g., securitizations of substantially all of the operating assets of a corporation) and sub-sovereign credits.
When underwriting transactions in the international markets, Ambac considered the specific risks related to the particular country and region that could impact the credit of the issuer. These risks include the legal and political environment, capital markets dynamics, foreign exchange issues and the degree of governmental support. Ambac continues to assess these risks, as well as emerging risks, through its ongoing risk management.
Ambac's international net par exposures are principally in the United Kingdom ($7,502); however, we also have exposures with credit risk based in various EU member states, including Austria, France, Germany and Italy ($895).
At December 31, 2023, sub-sovereign and investor-owned and public utilities represented approximately 22% and 15% (Electric 5%, Gas 5% and Water 5%) of total net par outstanding, respectively. Ambac has no insured exposure related to emerging markets.
Ambac UK, which is regulated in the United Kingdom (“UK”), was AAC’s primary vehicle for directly issuing financial guarantee policies in the UK and the European Union with $8,397 net par outstanding at December 31, 2023 (represents approximately 97% of Ambac's international net par outstanding). The portfolio of insured exposures underwritten by Ambac UK is financially supported exclusively by the assets of Ambac UK and no capital support arrangements are in place with any other Ambac affiliate.

Ambac Financial Group, Inc	34	2023 Form 10-K

Table of Contents,
Largest Insured Exposures:
The table below shows Ambac’s ten largest exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2023 (in millions):

Sector	Co.	Bond Kind	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding	% of Total Net Par Outstanding
IF	AUK	Investor Owned Utility Gas - unsecured	UK-Utility	BBB+	2037	$896	4.6%
IF	AUK	PFI - Hospitals	UK-Infrastructure	BBB+	2046	741	3.8%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2040	739	3.8%
IF	AUK	Other Asset Securitizations	UK-Asset Securitizations	BBB+	2033	696	3.6%
IF	AUK	Investor Owned Utility Other - unsecured	UK-Utility	A-	2035	683	3.5%
IF	AUK	Investor Owned Utility Electric - unsecured	UK-Utility	BBB+	2036	618	3.2%
IF	AUK	Sub-Sovereign	Italy-Sub-Sovereign	BIG	2035	576	2.9%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2038	478	2.4%
PF	AAC	US State Lease/Appropriation	US-Lease and Tax-backed Revenue	BBB	2036	357	1.8%
IF	AUK	PFI - Hospitals	UK-Infrastructure	BBB-	2040	307	1.6%
Total						$6,091	31.2%
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

Net par related to the top ten exposures reduced $25 from December 31, 2022. Exposures are impacted by commutations, changes in foreign exchange rates ($283 increase during 2023), certain indexation rates linked to inflation measures in the United Kingdom (RPI) and scheduled and unscheduled paydowns. As a result of recent increases in inflation, such indexation-linked exposures have increased at a faster pace than they have historically.
The concentration of net par amongst the top ten (as a percentage of net par outstanding) increased to 31% at December 31, 2023, from 27% at December 31, 2022. Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $28 per single risk, with insured exposures ranging up to $307 and a median net par outstanding of $5.
Additional Insured Portfolio Information
Average Life of Insured Portfolio
Ambac estimates that the average life of its guarantees on par in force at December 31, 2023, is approximately 10 years. The average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for non-contractual reductions, refundings or terminations of insured issues. RMBS policies incorporate assumptions on expected prepayments over the remaining life of the insured obligation.
The following table depicts amortization of existing guaranteed net par outstanding:

($ in millions) Net Par Outstanding Amortization (1)	Estimated Net Amortization
2024	$1,355
2025	1,181
2026	1,152
2027	964
2028	1,161

2024 - 2028	$5,813
2029 - 2033	4,345
2034 - 2038	6,424
2039 - 2043	1,340
After 2043	1,619
Total	$19,541
(1)    Depicts amortization of existing guaranteed portfolio, assuming no advance refundings, as of December 31, 2023. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay guaranteed obligations.
Exposure Currency
The table below shows the distribution by currency of Ambac's existing guaranteed net par outstanding as of December 31, 2023:

Currency (in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars	Percentage of Net Par Amount Outstanding
U.S. Dollars		$11,039	$11,039	56%
British Pounds		£5,769	7,353	38%
Euros		€800	883	5%
Australian Dollars	A$	391	266	1%
Total			$19,541	100%

Ambac Financial Group, Inc	35	2023 Form 10-K

Table of Contents,
See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Annual Report on Form 10-K, for geographic detail by location of risk as of December 31, 2023.
Ratings Distribution
The following charts provide a rating distribution of existing net par outstanding based upon internal Ambac credit ratings at December 31, 2023 and 2022, and a distribution of Ambac's below investment grade ("BIG") net par exposures at December 31, 2023 and 2022. BIG is defined as those exposures with an internal credit rating below BBB-:
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
Summary of Below Investment Grade Exposure:

Bond Type December 31,	Net Par Outstanding
	2023	2022
Public Finance:
Military Housing	$361	$366
General Obligations	85	151
Lease and tax-backed revenue	80	252
Other	37	54
Total Public Finance	563	823
Structured Finance:
RMBS	1,642	1,841
Student Loans	264	275
Total Structured Finance	1,906	2,117
International Finance:
Sovereign/sub-sovereign	693	701
Transportation	307	310
Other	1	2
Total International Finance	1,001	1,013
Total	$3,470	$3,953
The net decline in below investment grade exposures is significantly due to de-risking activities, including Puerto Rico of $165 and from the above mentioned reinsurance transaction of $50.
Below investment grade exposures could increase as a relative proportion of the guarantee portfolio given that Ambac hasn't written any new financial guarantee business since 2008 and stressed borrowers generally have less ability to prepay or refinance their debt. Accordingly, due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to continue to increase in the future.
Ceded Reinsurance
AAC has reinsurance in place pursuant to surplus share treaties and facultative agreements. As a primary financial guarantor, AAC is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under these reinsurance agreements. AAC's reinsurers all have applicable ratings of A or better. As of December 31, 2023, the aggregate amount of insured par ceded by AAC to reinsurers under reinsurance agreements was $6,464, with the largest reinsurer accounting for $2,766 or 10.6% of gross par outstanding at December 31, 2023.

Ambac Financial Group, Inc	36	2023 Form 10-K

Table of Contents,
The following table shows the distribution, by bond type, of AAC’s ceded guaranteed portfolio at December 31, 2023:

Bond Type December 31,	Ceded Par Amount Outstanding
	2023	2022
Public Finance:
Housing revenue	$2,829	$910
Lease and tax-backed revenue	1,125	1,169
General obligation	1,112	1,265
Transportation revenue	599	699
Other	494	555
Total Public Finance	6,159	4,598
Structured Finance:
Investor-owned utilities	174	174
Other	100	136
Total Structured Finance	274	310
Total Domestic	6,433	4,908
International Finance:
Total International Finance	31	30
Total	$6,464	$4,938
Percentage of Gross Par Ceded	25%	18%
RESULTS OF OPERATIONS
The following discussion should be read along with the financial statements included in this Annual Report on Form 10-K, as well as Part II, "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for the year ended December 31, 2022, which provides additional information on comparisons of years 2022 and 2021.
Net income attributable to common stockholders for the year ended December 31, 2023, was $4 compared to a net income attributable to common stockholders of $522 for the year ended December 31, 2022. The net income variance was primarily driven by: (i) a lower loss and loss adjustment expenses benefit, (ii) a litigation recovery in 2022, (iii) 2022 gains on derivative contracts, and (iv) 2022 net gains on extinguishment of debt, partially offset by higher returns from the investment portfolio and lower interest expense.
A summary of our financial results is shown below:

Year Ended December 31,	2023	2022	2021
Revenues:
Net premiums earned	$78	$56	$47
Commission income	51	31	26
Program fees	8	3	—
Net investment income	140	17	139
Net investment gains (losses), including impairments	(22)	31	7
Net gains (losses) on derivative contracts	(1)	129	22
Net realized gains on extinguishment of debt	—	81	33
Income (loss) on variable interest entities	3	21	7
Other income	11	10	1
Litigation recoveries	—	126	—
Expenses:
Losses and loss adjustment expenses	(33)	(396)	(88)
Amortization of deferred acquisition costs, net	11	3	1
Commission expense	29	18	15
General and administrative expenses	156	141	111
Intangible amortization	29	47	55
Interest expense	64	168	187
Provision (benefit) for income taxes	7	2	18
Net income (loss)	5	522	(16)
Less: net (gain) loss attributable to noncontrolling interest	(1)	(1)	(1)
Net income (loss) attributable to common stockholders	$4	$522	$(17)
Ambac's results for the year ended December 31, 2023 compared to the year ended December 31, 2022 were impacted by the following:
•During 2023, Ambac completed LFG risk reduction transactions primarily through a quota share reinsurance cession, consisting primarily of military housing risk. This reinsurance cession had an adverse impact on net premiums earned of approximately $2.
•As of December 6, 2022, all AAC-insured Puerto Rico obligations were restructured under PROMESA via court-approved plans of adjustment or qualifying modifications. As a result of these restructurings, Ambac's 2022 consolidated financial results included a net benefit of $180 in losses and gains of $37 on the consolidation of newly established variable interest entities; partially offset by net losses of $23 from sales and changes to the fair value of securities received by AAC in the restructurings and losses of $17 on the VIEs after initial consolidation.
•On October 6, 2022, AAC entered into a Settlement Agreement and Release with Bank of America Corporation and certain affiliates thereof (the "BOA Parties") whereby the parties settled all RMBS litigation brought by AAC against the BOA Parties and AAC received $1,840 (the "BOA Settlement Payment"). On December 29, 2022, AAC entered into a Settlement Agreement and Release with Nomura Credit & Capital, Inc. ("Nomura") whereby the parties settled all RMBS litigation brought by AAC

Ambac Financial Group, Inc	37	2023 Form 10-K

Table of Contents,
against Nomura and AAC received $140 on January 3, 2023. AAC used the proceeds from these settlements (net of reinsurance) plus approximately $6 of cash on hand to fully redeem all debt obligations secured by the net proceeds of litigations brought by AAC against RMBS sponsors. The settlements with the BOA Parties and Nomura brought to closure all of AAC's legacy litigation against RMBS sponsors. See Note 1. Background and Business Description in Part II, Item 8 in this Annual Report on Form 10-K for further information. During 2022, AAC recorded a gain of $123 million in loss and loss adjustment expenses and litigation recoveries of $126, offset by net realized losses on extinguishment of debt of $53 related to the above-mentioned settlement agreements. Interest expense was significantly reduced in 2023 as a result of these settlements.
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for 2023 and 2022.
Gross Premiums Written. Gross premiums written increased $161 for the year ended December 31, 2023, compared to the same periods in the prior year, as shown by segment below.

Year Ended December 31,	2023	2022	2021
Legacy Financial Guaranty Insurance	$15	$(20)	$(11)
Specialty Property & Casualty Insurance	273	146	13
Total	$288	$127	$2
Legacy Financial Guarantee Insurance gross premiums written relate to changes in expected and contractual premium cash flows for existing financial guarantees in force.
Specialty P&C growth is primarily driven by the number of active programs and their size as of December 31, 2023, we have twenty-three programs with nineteen MGA/Us.
Net Premiums Written. Net premiums written increased $22 for the year ended December 31, 2023 compared to the year ended December 31, 2022, as shown by segment below:

Year Ended December 31,	2023	2022	2021
Legacy Financial Guaranty Insurance	$(35)	$(6)	$(35)
Specialty Property & Casualty Insurance	80	29	3
Total	$44	$23	$(33)
Legacy Financial Guarantee Insurance net premiums written relate to changes in expected and contractual premium cash flows for existing financial guarantees in force, and reinsurance cessions in 2023 and 2021.
Specialty P&C growth is primarily driven by the number of active programs and their size as of December 31, 2023, in addition to the impact of two assumed reinsurance transactions executed during 2023.
Net Premiums Earned. Net premiums earned for the year ended December 31, 2023 increased by $22 or 38% as compared to net premiums earned for the year ended December 31, 2022, as shown below.

Year Ended December 31,	2023	2022	2021
Legacy Financial Guaranty Insurance	$26	$42	$46
Specialty Property and Casualty Insurance	52	14	1
Total	78	$56	$47
The reduction in the Legacy Financial Guarantee Insurance segment was primarily due to de-risking activities, including the 2023 reinsurance transaction, the 2022 Puerto Rico restructurings, and run-off of the insured portfolio. The increase in Specialty Property and Casualty Insurance net premiums earned was driven by the growth in net premiums written.
Commission Income and Commission Expense. Commission income was $51 compared to $31, for the years ended December 31, 2023 and 2022. Commissions include both base and profit sharing commissions from Cirrata Group companies in the Insurance Distribution segment. The increase was driven by organic growth in premiums placed as well as the acquisition of All Trans and Capacity Marine in November of 2022 and Riverton in August of 2023. Commission expense will largely track changes in gross commission.
For the year ended December 31, 2023 commission expense was $29 compared to $18 for the year ended December 31, 2022, representing approximately 57% of commission income in both periods.
Program Fees. Program fee revenues were $8 compared $3 for the years December 31, 2023 and 2022, respectively. Program fee revenues represent the recognition of ceding commissions in excess of direct acquisition costs received from reinsurers and minimum fees received from MGA/Us until related programs reach certain levels of premium ceded. Program fees are charged as a percentage of premiums ceded to reinsurers as a component of total ceding commissions.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed maturity securities classified as available-for-sale, interest and changes in fair value of fixed maturity securities classified as trading, and net gains (losses) on pooled investment funds which include changes in fair value of the funds' net assets. Fixed maturity securities include investments in Ambac-insured securities that are made opportunistically based on their risk/reward and asset-liability management characteristics. Investments in pooled investment funds and certain other investments are either classified as trading securities with changes in fair value recognized in earnings or are reported under the equity method. These funds and other investments are reported in Other investments on the Consolidated Balance Sheets. For further information about investment funds held, refer to Note 4. Investments to the Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K. Net investment income for the periods presented were driven by the Legacy Financial Guarantee Insurance segment; other segments' results were not significant.

Ambac Financial Group, Inc	38	2023 Form 10-K

Table of Contents,
Net investment income from Ambac-insured securities, available-for-sale securities other than Ambac-insured and Other investments is summarized in the table below:

Year Ended December 31,	2023	2022	2021
Securities available-for-sale: Ambac-insured (including secured notes)	$24	$24	$45
Securities available-for-sale and short-term other than Ambac-insured	69	42	29
Other investments (includes trading securities)	47	(49)	66
Net investment income	$140	$17	$139
Net investment income increased $123 for the year ended December 31, 2023, compared to 2022.
•Income from Other investments and trading securities increased $97 in 2023, compared to the prior year. Pooled fund investments produced a gain of $40, an increase of $66 from 2022, driven by improved performance in all fund categories even with a lower allocation to funds overall. The largest increases were in hedge funds, equities and high-yield and leverage loan funds. Investments in pooled funds may be volatile, but are generally expected to produce higher returns than traditional fixed maturity investments. Gains on securities received in the Puerto Rico restructurings, which are classified as trading, were $7 in 2023, compared to a loss of $23 in 2022.
•Net investment income from available-for-sales securities other than Ambac-insured securities increased $27 in 2023, compared to the prior year, due to higher portfolio yields.
•Investment income from Ambac-insured securities was flat compared to 2022. Higher average holdings of Ambac-insured RMBS and student loans in 2023 offset the impact of the 2022 settlements of Puerto Rico bonds and the redemption of Sitka Senior Secured Notes (as defined in Note 12. Long-Term Debt to the Consolidated Financial Statements included in Part II, Item 8 in the Annual Report on Form 10-K) held in the portfolio in 2022.
Net Investment Gains (Losses), including Impairments. The following table provides a breakdown of net investment gains, for the periods presented:

Year Ended December 31,	2023	2022	2021
Net realized gains on securities sold or called	$(4)	$18	$11
Net foreign exchange gains (losses)	(4)	14	(5)
Credit impairment	(3)	—	—
Intent / requirement to sell impairments	(12)	—	—
Total net investment gains, including impairments	$(22)	$31	$7
Net investment gains (losses) during the year ended December 31, 2023, included impairments of Ambac-insured student loan securities that management intends to sell. Net investment gains during the year ended December 31, 2022, included a recovery of $9 from a class-action settlement relating to certain RMBS securities previously held in the investment portfolio, $4 from the distribution of residual assets of a legacy financial guarantee student loan restructuring vehicle and $5 from the mandatory redemption of Sitka Senior Secured Notes over their amortized cost value. Other net realized gains on securities sold or called in 2023 and 2022 are primarily from sales in connection with routine portfolio management. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements located in Part II, Item 8 in this Annual Report on Form 10-K for a description of the Company's policies related to investment impairments.
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts are primarily from the Company's interest rate derivatives portfolio. Into the second quarter of 2023, the interest rate derivatives portfolio was positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee insurance and investment portfolios. This economic hedge was substantially reduced since September 30, 2022, and was fully removed during the second quarter of 2023. Net gains (losses) on interest rate derivatives reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. Results from other non-VIE derivatives were not significant to the periods presented.
Net losses on interest rate derivatives for the year ended December 31, 2023, were $1, compared to a net gains of $128 for the year ended December 31, 2022. Results for the year ended December 31, 2023, reflect the impacts of interest rate shifts in the early part of 2023 and counterparty credit adjustments as noted below. The net gains in 2022 were driven primarily by the significant rate increase during the year.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. In periods when credit spreads are stable, counterparty credit adjustments will generally have a proportionate offsetting impact to gains or losses on derivative assets, relative to fully collateralized assets. In addition to the impact of interest rates on the underlying derivative asset values, the changes in counterparty credit adjustments are driven by movement of credit spreads. Generally, narrowing (widening) of credit spreads will increase (decrease) derivative gains relative to a period of stable credit spreads. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $2 and $8 for the years ended December 31, 2023 and 2022, respectively. The lower counterparty credit adjustments for both periods reflected lower underlying asset values with the further impact of credit spread narrowing in 2023 and widening in 2022.
Net Realized Gains on Extinguishment of Debt. Net realized gains on extinguishment of debt was $0 for year ended December 31, 2023. Net realized gains on extinguishment of debt was $81 for the year ended December 31, 2022. Gains were recognized due to repurchases of surplus notes below their carrying values, partially offset with losses recognized on the redemption of the Sitka AAC Note (as defined in Note 12. Long-term Debt to the Consolidated Financial Statements

Ambac Financial Group, Inc	39	2023 Form 10-K

Table of Contents,
included in Part II, Item 8 in this Annual Report on Form 10-K) above its carrying value. AAC repurchased $266 million current par of surplus notes from third party holders in 2022. Subject to prevailing market conditions, our liquidity, internal and regulatory guidelines and approvals, contractual restrictions and OCI’s Run-off Capital Framework, Ambac may continue to opportunistically reduce, redeem, repurchase or otherwise retire its outstanding surplus notes, including through open market repurchases, tender offers, repayments, redemptions or otherwise, and may consider opportunities to exchange securities issued by it from time to time for other securities issued by AFG or AAC.
Income (Loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to LFG-VIEs consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating LFG-VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities. In consolidation, most assets and liabilities of the LFG-VIEs are initially reported at fair value, except for customer contract assets and liabilities which are accounted for under the Revenue from Contracts with Customers Topic of the ASC. The related insurance assets and liabilities are eliminated in consolidation. The amount of LFG-VIE net assets (liabilities) that remain in consolidation incorporate the net positive (negative) future cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. Generally, LFG-VIEs in a net liability position are expected to have some portion of their obligations funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated LFG-VIEs' net assets or liabilities are recorded through income at the time of consolidation. Additionally, terminations or other changes to Ambac's financial guarantee insurance policies that impact projected cash flows between a consolidated LFG-VIE and Ambac could result in gains or losses, even if such policy changes do not result in deconsolidation of the LFG-VIE.
Income (loss) on variable interest entities was $3 and $21 for the years ended December 31, 2023 and 2022, respectively. Results for the year ended December 31, 2023, were driven primarily by the $4 gain upon consolidation of a VIE for which Ambac UK guarantees the senior debt. Results for the year ended December 31, 2022. related primarily to three VIE trusts created in connection with the Puerto Rico restructurings in 2022. The 2022 gain included the initial $37 million gain upon consolidation, losses of $9 from changes to fair value of these VIEs' assets, and losses of $7 from these VIEs' interest and other costs. Refer to Note 11. Variable Interest Entities to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the accounting for VIEs.
Litigation Recoveries. For the year ended December 31, 2022, in connection with the settlement agreement with Bank of America Corporation and certain affiliates, the BOA Settlement Payment included recoveries from litigations for alleged breaches of contractual obligations and fraud by the BOA Parties. Management allocated the BOA Settlement Payment to each of the litigations based on previously developed valuations of each individual litigation. The portion of the BOA Settlement Payment allocated to fraud litigation recoveries has been recorded as a litigation recovery in the Statement of Comprehensive Income (Loss).
Losses and Loss Adjustment Expenses (Benefit). Losses and loss adjustment expenses increased $364 for the year ended December 31, 2023, compared to the prior year. Below provides the breakout of loss and loss expenses by segment:

Year Ended December 31,	2023	2022	2021
Legacy financial guarantee	$(69)	$(406)	$(89)
Specialty property and casualty insurance	37	9	$—
Total	$(33)	$(396)	$(88)
The large variance within legacy financial guarantee was driven by activities in the RMBS portfolio in 2023 and 2022, including the impact of the Settlement Agreements with Bank of America Corporation and certain affiliates thereof and the settlement agreement with Nomura during 2022. Refer to discussion of each segment's results below for further details.
General and Administrative Expenses ("G&A"). The following table provides a summary of G&A expenses for the periods presented:

Year Ended December 31,	2023	2022	2021
Compensation	$73	$66	$62
Non-compensation	84	75	49
Total	$156	$141	$111
G&A expenses for the year ended December 31, 2023 are $156, an increase of $15 from G&A expenses for the year ended December 31, 2022. The increase was primarily due to the following:
•Higher compensation costs primarily due to a net increase in staffing from additions in the Specialty Property and Casualty Insurance and Insurance Distribution segments and the impact of performance factor adjustments on incentive compensation expense, partially offset by reductions in staffing in the Legacy Financial Guarantee Insurance segment.
•Higher non-compensation costs primarily related to increased Legacy Financial Guarantee Insurance segment defensive litigation expenses and costs associated with growth of the Specialty Property and Casualty Insurance and Insurance Distribution businesses.
Intangible Amortization. Insurance intangible amortization was $25 and $44 for the years ended December 31, 2023 and 2022, respectively. The decrease was driven primarily by the timing of de-risking transactions (including Puerto Rico in 2022) and the reduced size of the financial guarantee insured portfolio. Insurance intangible amortization will decline after policies

Ambac Financial Group, Inc	40	2023 Form 10-K

Table of Contents,
mature or they are de-risked Other intangible amortization was $3 and $3 for the years ended December 31, 2023 and 2022 relating to acquisitions within the Insurance Distribution segment.
Interest Expense. All interest expense relates to the Legacy Financial Guarantee Insurance segment and includes accrued interest on the LSNI Ambac Note (fully redeemed in 2021), Sitka AAC Note (fully redeemed during the fourth quarter of 2022), Tier 2 Notes (fully redeemed during the first quarter of 2023), surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par. The following table provides details by type of obligation for the periods presented:

Year Ended December 31,	2023	2022	2021
Surplus Notes (1)	$62	$78	$77
LSNI Ambac Note	—	—	50
Sitka AAC Note	—	63	32
Tier 2 Notes	—	26	27
Other	1	1	1
Total interest expense	$64	$168	$187
(1)Includes interest on Junior Surplus Notes that were acquired and retired in 2021.
The decrease in interest expense for the year ended December 31, 2023, compared to the year ended December 31, 2022, reflects the impact of the 2022 redemption of secured notes and purchases of surplus notes as described further under "Debt Redemptions and Extinguishments" in Note 12. Long-term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Surplus note principal and interest payments require the approval of OCI. In May 2023, OCI declined the request of AAC to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the then next scheduled payment date of June 7, 2023. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes was extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding to third parties was $475 at December 31, 2023. As required by the terms of surplus notes, AAC will continue to seek OCI’s approval to make payments of principal and interest on its surplus notes. OCI’s approval may be granted or denied in OCI’s sole discretion. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments. Ambac can provide no assurance as to when or if surplus note principal and interest payments will be made.
Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2023 and 2022, was a expense of $7 and $2, respectively. Income taxes for the year ended December 31, 2023 and 2022, includes provisions for income tax due in respect of Ambac UK of $8 and $3, respectively.
At December 31, 2023, the Company had approximately $3,400 of U.S. Federal net ordinary operating loss carryforwards, including approximately $1,640 at AFG and $1,760 at AAC.
Results of Operations by Segment

Legacy Financial Guarantee Insurance
Year Ended December 31,	2023	2022
Revenues:
Net premiums earned	$26	$42
Net investment income	127	12
Net investment gains (losses), including impairments	(23)	32
Net gains (losses) on derivative contracts	(1)	128
Net realized gains on extinguishment of debt	—	81
Other income	15	30
Litigation recoveries	—	126
Total	144	451
Expenses:
Losses and loss adjustment expenses	(69)	(406)
General and administrative expenses	106	102
Total	37	(303)
EBITDA	107	754
Interest expense	64	168
Depreciation	1	2
Intangible amortization	25	44
Pretax income (loss)	$17	$540

Ambac's stockholders equity (1)	$923	$826
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
Net premiums earned. Net premiums earned decreased $16 for the year ended December 31, 2023, compared to the same period in the prior year. Net premiums earned were impacted by the organic and active runoff of the financial guarantee insured portfolio resulting in a reduction to current and future normal net premiums earned and the following:
•Changes to the allowance for credit losses on the premium receivable asset. The positive impact on net premiums earned related to credit losses amounted to $1 and $4 for the years ended December 31, 2023 and 2022, respectively.

Ambac Financial Group, Inc	41	2023 Form 10-K

Table of Contents,
•Accelerated financial guarantee premiums earned as a result of calls and other accelerations on insured obligations, largely due to active de-risking of the insured portfolio, were $0 and $8 for the years ended December 31, 2023 and 2022, respectively.
Losses and Loss Adjustment Expenses (Benefit). The following provides details for losses and loss expenses (benefit) incurred for the periods presented:

Year Ended December 31,	2023	2022
Structured Finance	$(63)	$(207)
Domestic Public Finance	(5)	(192)
Other	(2)	(6)
Totals (1)	$(69)	$(406)
(1)    Includes loss expenses incurred of $4 and $29 for the year ended years ended December 31, 2023 and 2022, respectively.
Loss and loss expenses (benefit) for 2023, was largely driven by RMBS recoveries and favorable development related to student loans, partially offset by the negative impact of discount rates on the RMBS portfolio. Changes in RMBS recoveries impacting loss and loss expenses can be volatile and therefore each period's results are not indicative of potential future results.
Losses and loss expenses (benefit) for 2022, were driven by favorable RMBS development due to the impact of the settlement agreements with the BOA Parties and Nomura of $123, the positive impact of discount rates, and favorable loss development in domestic public finance (primarily due to the Puerto Rico restructurings of $180).
G&A Expenses. The increase in Legacy Financial Guarantee Insurance segment operating expenses during the year ended December 31, 2023, as compared to the year ended December 31, 2022, is driven primarily by additional costs related to defensive litigation, partially offset by the impact of headcount and other cost reductions in the segment.

Specialty Property and Casualty Insurance
Year Ended December 31,	2023	2022
Gross premiums written	$273	$146
Net premiums written	80	29
Revenues:
Net premiums earned	$52	$14
Net investment income	4	2
Net investment gains (losses), including impairments	—	—
Program fees	8	3
Total	64	18
Expenses:
Losses and loss adjustment expenses	37	9
Amortization of deferred acquisition costs, net	11	3
General and administrative expenses	16	13
Net (gain) loss attributable to noncontrolling interest	—	—
EBITDA	—	$(6)
Pretax income (loss)	$—	$(6)
Loss and LAE Ratio	70.7%	65.4%
Combined Ratio	106.5%	156.5%

Ambac's stockholders equity (1)	$122	$110
(1)Represents Ambac stockholders equity in the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty-three programs were authorized to issue policies as of December 31, 2023. The growth in both the number and size of these programs has contributed to the increase in gross and net premiums written, net premiums earned, net loss and loss adjustment expenses incurred and amortization of deferred acquisition costs.

Ambac Financial Group, Inc	42	2023 Form 10-K

Table of Contents,
Losses and Loss Adjustment Expenses (Benefit). Loss and loss expenses incurred increased for the year ended December 31, 2023, relative to the year ended December 31, 2022, primarily due to the growth and diversification of the business. Everspan's loss ratio (including ULAE) was 70.7% and 65.4% for the years ended December 31, 2023 and 2022, respectively, inclusive of prior years development of 0.3% and 0.2%, respectively. The shift in the loss ratio was driven by commercial auto loss experience in the current accident year and diversification, primarily due to the addition of personal auto and workers compensation programs through assumed reinsurance. Everspan's loss ratio may shift as the inforce book of business grows and diversifies. The increase in the Loss and LAE ratio for the year ended December 31, 2023, compared to December 31, 2022, was partially offset by a benefit to acquisition costs as a result of sliding scale commission arrangements with program partners. Such benefit reduced the Specialty Property and Casualty Insurance segments expense ratio by 3.2% and 1.3% for the years ended December 31, 2023 and 2022, respectively. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements mitigate net income volatility.
Loss and loss adjustment expenses incurred may be adversely impacted by increasing economic and social inflation, particularly within the commercial auto business. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chain and labor markets. In addition, going forward, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of judicial decisions, claimants and policyholders, including fraudulent reporting of exposures and/or losses. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
G&A Expenses. General and administrative costs increased for the year ended December 31, 2023, relative to the year ended December 31, 2022, primarily resulting from the growth in Everspan's staffing and operations. The impact of growing operations was muted by costs incurred in 2022 in connection with the acquisition of additional shell insurance companies.

Insurance Distribution
Year Ended December 31,	2023	2022
Premiums placed	$231	$135

Commission income	$51	$31
Commission expense	29	18
Net commissions	22	13
Expenses:
General and administrative expenses	11	6
EBITDA	11	7
Depreciation (1)	—	—
Intangible amortization	4	3
Pretax income (loss)	$7	$5

Ambac's stockholders equity (2)	$105	$93
(1)    The Consolidated Statements of Comprehensive Income includes this in General and Administrative Expenses.
(2)    Represents the share of Ambac stockholders equity for each subsidiary within the Insurance Distribution segment, including intercompany eliminations.
Ambac's Insurance Distribution segment, Cirrata Group "Cirrata", currently includes Xchange Benefits, a P&C MGA specializing in accident and health products; All Trans, an MGA specializing in commercial automobile insurance for specific "for-hire" auto classes; Capacity Marine, a wholesale and retail brokerage and reinsurance intermediary specializing in marine and international risk; and Riverton Insurance Agency, an insurance services business specializing in professional liability lines and consisting of a MGA and a retail agency. The Insurance Distribution business is typically compensated for its services primarily by commissions paid by insurance carriers for underwriting, structuring and/or administering polices and, in some cases, the managing of claims under an agency agreement. Commission revenues are usually based on a percentage of the premiums placed. Cirrata is also eligible to receive profit sharing contingent commissions on certain of its programs based on the underwriting results of the policies it places with the carrier, which may cause some variability in revenue and earnings.
Cirrata business placed premiums for its carriers of approximately $231 for the year ended December 31, 2023, up $95 or 70% as compared to the year ended December 31, 2022. The growth was primarily driven by (i) premiums placed by All Trans and Capacity Marine since their acquisition in November 2022; (ii) premiums placed by Riverton since its acquisition in August 2023 and (iii) organic growth at Xchange of approximately 10%.
Insurance Distribution businesses may experience seasonal impacts on their revenues and operations. For example, Employer Stop Loss business underwritten by Xchange has seasonality in January and July, which results in revenue and earnings concentrations in the first and third quarters each calendar year. Seasonal impacts on the Insurance Distribution segment, and therefore Ambac's results, may increase or decrease over time depending on the relative growth of certain classes of business as well as acquisitions.

Ambac Financial Group, Inc	43	2023 Form 10-K

Table of Contents,
G&A Expenses. General and Administrative expenses for the year ended December 31, 2023, increased as compared to the year ended December 31, 2022, as a result of the addition of the operating expenses of All Trans, Capacity Marine and Riverton, which were acquired in November 2022, November 2022, and August 2023, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG is a holding company with no outstanding debt. AFG’s liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $211 as of December 31, 2023, and secondarily on distributions and expense sharing payments from its operating subsidiaries.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 per year to cover expenses not otherwise reimbursed. The $4 reimbursement for 2022 expenses was approved by OCI and paid to AFG in March 2023.
•Substantial uncertainty remains as to AAC's ability to pay dividends to AFG and the timing of any such dividends.
•Everspan's ability to make future dividend payments will mostly depend on its future profitability relative to its capital needs to support growth. Everspan is not expected to pay dividends in the near term.
•Cirrata does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Cirrata of $8 and $6 during the years ended December 31, 2023 and 2022.
AFG's principal uses of liquidity are: (i) the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac, (ii) the making of strategic investments, which may include illiquid investments and (iii) making capital investments to acquire, grow and/or capitalize new and/or existing businesses; such capital investments include investments in technology to support the efficient operation of our Specialty Property and Casualty Insurance and Insurance Distribution businesses. AFG may also provide short-term financial support, primarily in the form of loans, to its operating subsidiaries to support their operating requirements. AFG supported the development of the Specialty Property and Casualty Insurance business, and its acquisitions, with cash contributions of $6 and $14 to the Everspan group of companies during the years ended December 31, 2023 and 2022, respectively.
In the opinion of the Company’s management, the net assets of AFG are currently sufficient to meet AFG’s current liquidity requirements. However, events, opportunities or circumstances could arise that may cause AFG to seek additional capital (e.g. through the issuance of debt, equity or hybrid securities).
Operating Companies' Liquidity
Insurance:
Sources of liquidity for the Company’s insurance subsidiaries are through funds generated from premiums, recoveries of prior claim payments, reinsurance recoveries, fees, investment income and maturities and sales of investments.
•See Note 7. Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8, in this Annual Report on Form 10-K for a summary of future gross financial guarantee premiums to be collected by AAC and Ambac UK under existing insurance policies. Termination of financial guarantee policies on an accelerated basis may adversely impact AAC’s liquidity.
Cash provided from these sources is used primarily for claim payments and commutations, loss expenses, acquisition costs (Specialty Property and Casualty Insurance segment only), debt service (Legacy Financial Guarantee Insurance segment only), operating expenses, reinsurance payments and purchases of securities and other investments.
•Interest and principal payments on AAC surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of AAC. As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, OCI declined AAC's request to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2023. Current principal outstanding on AAC's long-term debt consisted of $519 of surplus notes. AAC's future interest obligations on long-term debt include $475 of accrued and unpaid interest.
•AFS provided interest rate derivatives to financial guarantee customers and used derivatives to provide a partial hedge against interest rate risk in AAC's insurance and investment portfolios. Since June 30, 2023, AFS' only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges. AAC lends AFS cash and securities as needed to fund payments under these derivative contracts, collateral posting requirements and operating expenses. Intercompany loans are governed by an established lending agreement with defined borrowing limits that has received non-disapproval from OCI.
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

Ambac Financial Group, Inc	44	2023 Form 10-K

Table of Contents,
for commissions paid to sub-producers, operating expenses and distributions to AFG and other members.
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for the periods presented.

Year Ended December 31,	2023	2022	2021
Cash provided by (used in):
Operating activities	$200	$1,335	$(131)
Investing activities	435	866	776
Financing activities (1)	(423)	(2,163)	(657)
Effect of foreign exchange on cash and cash equivalents	1	(1)	—
Net cash flow	$213	$38	$(12)
(1)Because the trusts established under the Puerto Rico restructurings are consolidated VIEs, certain payments made by AAC to accelerate AAC-insured bonds that were deposited into the trusts are reflected as payments of VIE liabilities within financing activities. Cash used in financing activities includes $113 and $311 from such AAC payments for the years ended December 31, 2023 and 2022, respectively.
Operating activities
The following represents the significant cash operating activities during the years ended December 31, 2023 and 2022:
•Cash provided by (i) gross premiums (net of commissions) were $209 and $139 for the years ended December 31, 2023 and 2022, respectively; (ii) non-VIE interest rate derivatives were $22 and $84 for the years ended December 31, 2023 and 2022, respectively; (iii) non-VIE investment portfolio income was $96 and $82 for the years ended December 31, 2023 and 2022, respectively; and (iv) cash settlements from the Puerto Rico restructuring transactions to the consolidated trusts were $47 for the year ended December 31, 2022.
•Payments for accreted interest on redemption of the Tier 2 Notes were $50 for the year ended December 31, 2023. Payments for debt service and accreted interest on redemptions and debt repurchases of the Sitka AAC Note, Tier 2 Notes and Surplus Notes were $59, $70 and $154, respectively, for the year ended December 31, 2022.
•Payments related to (i) operating expenses were $120 and $94 for the years ended December 31, 2023 and 2022, respectively; (ii) reinsurance premiums paid (net of commissions) were $137 and $66 for the years ended December 31, 2023 and 2022, respectively; and (iii) VIE derivative payments were $326 for the year ended December 31, 2022.
•Fraud litigation recoveries of $126 allocated from the BOA Settlement Payment.
•Net Legacy Financial Guarantee Insurance loss and loss adjustment expenses paid (recovered), including commutation payments, during the years ended December 31, 2023 and 2022 are detailed below:

Year Ended December 31,	2023	2022
Net losses paid	$30	$298
Net subrogation received (1)	(232)	(1,951)
Net loss expenses paid	8	48
Net cash flow	$(194)	$(1,605)
(1)2023 includes Nomura R&W settlement proceeds of $140. 2022 includes the majority of the recoveries from the BOA Settlement Payment except for the portion allocated to fraud litigation recoveries.
Future operating cash flows will primarily be impacted by net premium collections, investment coupon receipts, fee and net commission revenues, operating expenses, net claim and loss expense payments and debt interest payments.
Financing Activities
Financing activities for the year ended December 31, 2023, included payments for the redemption of Tier 2 Notes of $97, share repurchases of $5 and paydowns and maturities of VIE debt obligations of $315.
Financing activities for the year ended December 31, 2022, included payments for repurchase of surplus notes of $191, redemption of the Sitka AAC Note of $1,210, partial redemption of Tier 2 Notes of $143, share repurchases of $14, repurchases of auction market preferred shares of $8 and paydowns and maturities of VIE debt obligations of $591 (including payments for the accelerations of the VIE trusts created from the Puerto Rico restructuring).
Collateral
AFS hedged a portion of the interest rate risk in the Legacy Financial Guarantee Insurance segment and investment portfolios, along with legacy customer interest rate swaps, with standardized derivative contracts which contain collateral or margin requirements. Since the second quarter of 2023, AFS's only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges. Under these hedge agreements, AFS is required to post collateral in excess of the derivative unrealized loss amount. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral posting or termination have been triggered. AFS may look to re-establish hedge positions that are terminated early, resulting in additional collateral obligations. The amount of additional collateral posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral posted by AFS totaled $50 (cash of $23 and securities at fair value of $27), including independent amounts, under these contracts at December 31, 2023.
BALANCE SHEET
Total assets increased by approximately $456 from December 31, 2022 to $8,428 at December 31, 2023, primarily due to (i) the increase in asset values of VIEs, driven by a new VIE consolidated in the fourth quarter of 2023 and the weakening of the US dollar against the British Pound Sterling and (ii) the impact on premium receivables, reinsurance

Ambac Financial Group, Inc	45	2023 Form 10-K

Table of Contents,
recoverables and deferred ceded premiums from growth in the Specialty Property and Casualty Insurance business.
Total liabilities increased by approximately $349 from December 31, 2022, to $6,997 as of December 31, 2023, primarily due to (i) increases in the value of VIEs liabilities based on consistent factors as noted above in assets, and (ii) higher unearned premiums and ceded premiums payable from the growth in the Specialty Property and Casualty Insurance business, partially offset by the reduction in long-term debt that was fully redeemed on January 15, 2023, primarily from the Nomura Settlement Payment as more fully described in Note 1. Background and Business Description to the Consolidated Financial Statements in this Annual Report on Form 10-K located in Part II. Item 8.
As of December 31, 2023, total stockholders’ equity was $1,415, compared with total stockholders’ equity of $1,305 at December 31, 2022. This increase was primarily due to a Total Comprehensive Income during 2023 primarily driven by the net income attributable to common stockholders for the year ended
December 31, 2023 of $4, unrealized gains on investments of $51 and translation gains on the consolidation of AFG's foreign subsidiaries.of $40.
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
Investment Portfolio
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at December 31, 2023 and 2022:

	December 31, 2023					December 31, 2022
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Fixed maturity securities	$1,575	$121	$—	$14	$1,710	$1,281	$102	$—	$12	$1,395
Fixed maturity securities - trading	$27	$—	$—	$—	$27	59	—	—	—	59
Short-term	$225	$41	$4	$156	$426	303	29	—	175	507
Other investments	$457	$—	$—	$18	$475	552	—	—	16	568
Fixed maturity securities pledged as collateral	$27	$—	$—	$—	$27	64	—	—	—	64
Total investments (1)	$2,310	$162	$4	$188	$2,664	$2,259	$131	$—	$203	$2,593
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £342 ($436) and €25 ($27) as of December 31, 2023 and £296 ($357) and €39 ($42) as of December 31, 2022.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments include diversified equity interests in pooled funds. Refer to Note 4. Investments to the Consolidated Financial Statements in this Annual Report on Form 10-K located in Part II. Item 8 for information about fixed maturity securities and pooled funds by asset class.

Ambac Financial Group, Inc	46	2023 Form 10-K

Table of Contents,
The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at December 31, 2023 and 2022.
(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represented 21% and 19% of the 2023 and 2022 combined fixed maturity investment portfolios, respectively. The increase is primarily due to purchases of insured Student Loan bonds.

Premium Receivables. Ambac's premium receivables increased to $290 at December 31, 2023, from $269 at December 31, 2022. As further discussed in Note 7. Insurance Contracts to the Consolidated Financial Statements, in this Annual Report Form 10-K located in Part II. Item 8, the increase is primarily due to growth in the Specialty Property and Casualty Insurance Segment, including receivables related to a workers compensation program where Everspan participates as a reinsurer. At December 31, 2023, Legacy Financial Guarantee
Insurance and Specialty Property and Casualty Insurance premiums receivables were $244 and $46, respectively.
Premium receivables by payment currency were as follows:

Currency (Amounts in millions)	Premium Receivable in Payment Currency	Premium Receivable in U.S. dollars
U.S. Dollars	$204	$204
British Pounds	£57	72
Euros	€12	13
Total		$290
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac has reinsurance in place pursuant to quota share, surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). For those reinsurance counterparties that do not currently post collateral, Ambac’s reinsurers are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $131 from its reinsurers at December 31, 2023.
As of December 31, 2023 and 2022, reinsurance recoverable on paid and unpaid losses were $195 and $115, respectively. Specialty Property and Casualty Insurance amounted to $165 and $82 at December 31, 2023 and 2022, respectively; increase driven largely from growth of the business. Legacy Financial Guarantee Insurance amounted to $30 and $33 at December 31, 2023 and 2022, respectively.
Intangible Assets. Intangible assets includes (i) an insurance intangible asset that was established at AFG's emergence from bankruptcy in 2013, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities; (ii) intangible assets established as part of the acquisition of Xchange in 2020, All Trans and Capacity Marine in 2022, and Riverton in 2023; and (iii) indefinite-lived intangible assets established as part of the acquisition of admitted carriers in both 2021 and 2022.
As of December 31, 2023 and 2022, the net intangible asset was $307 and $326, respectively. The decline is driven by amortization; partially offset by translation gains from the consolidation of Ambac's foreign subsidiary (Ambac UK) and established intangibles from the acquisition of Riverton.

Ambac Financial Group, Inc	47	2023 Form 10-K

Table of Contents,
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
The loss and loss adjustment expense reserves net of subrogation recoverables and before reinsurance as of December 31, 2023 and 2022 were $756 and $534, respectively. Loss and loss adjustment expense reserves are included in the Consolidated Balance Sheets as follows:

	December 31, 2023:					December 31, 2022:
	Specialty Property and Casualty	Legacy Financial Guarantee				Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries			Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries

Loss and loss adjustment expense reserves	$197	$779	$(55)	$(28)	$893	$90	$787	$(44)	$(28)	$805
Subrogation recoverable	—	1	(139)	—	(137)	—	5	(276)	—	(271)
Totals	$197	$780	$(194)	$(28)	$756	$90	$791	$(319)	$(28)	$534
Legacy Financial Guarantee Insurance. Ambac has exposure to various bond types issued in the debt capital markets. The bond types that have experienced the most significant claims, including through commutations, are RMBS, student loan securities and public finance securities. These bond types represent 91% of our ever-to-date insurance claims recorded with RMBS comprising 61%.
The table below indicates gross par outstanding and the components of gross loss and loss adjustment expense reserves related to policies in Ambac’s gross loss and loss adjustment expense reserves at December 31, 2023 and 2022:

	December 31, 2023:					December 31, 2022:
		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
($ in millions)	Gross Par Outstanding (1)	Claims and Loss Expenses	Recoveries			Gross Par Outstanding (1)	Claims and Loss Expenses	Recoveries
Structured Finance	$1,860	$679	$(172)	$(10)	$497	$2,050	$664	$(296)	$(10)	$358
Domestic Public Finance	834	82	(8)	(8)	66	1,215	96	(11)	(10)	75
Other	1,144	15	(13)	(10)	(8)	782	23	(12)	(8)	3
Loss expenses	—	4	—	—	4	—	8	—	—	8
Totals	$3,838	$780	$(194)	$(28)	$559	$4,047	$791	$(319)	$(28)	$444
(1)Ceded par outstanding on policies with loss reserves and ceded loss and loss adjustment expense reserves were $362 and $30, respectively, at December 31, 2023 and $472 and $33, respectively at December 31, 2022. Ceded loss and loss adjustment expense reserves are included in Reinsurance recoverable on paid and unpaid losses.
(2)Loss reserves are included in the balance sheet as loss and loss adjustment expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.
The table below reflects the timing of expected financial guarantee claim payments based on policy specific probability weighted cash flows, excluding expected recoveries. These deal specific cash flows are based on the expected cash flows of the underlying transactions with the majority of these payments expected at or close to the final maturity of the related insurance policy. The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to the Loss Reserves section in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown below, especially for credits that are based on our statistical loss reserve method.

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Claim payments	$1,202	$93	$51	$42	$1,016

Ambac Financial Group, Inc	48	2023 Form 10-K

Table of Contents,
Variability of Expected Losses and Recoveries
Ambac’s management believes loss reserves (present value of expected cash flows, net of recoveries) are adequate to cover future claim payments, but there can be no assurance that the ultimate liability will not be higher than such estimates.
While our loss reserves reflect our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions. Accordingly, it is possible that our estimated loss reserves, gross of reinsurance, for financial guarantee insurance policies could be understated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2023, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K as well as the descriptions of variability in "Structured Finance," "Public Finance," and "Other Credits, including Ambac UK," below for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes appearing below.
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
Structured Finance
RMBS:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, government intervention into the functioning of the mortgage market and the general effect of a weakened economy characterized by growing unemployment and wage pressures. During the first quarter of 2023, Ambac revised the model it uses to project RMBS collateral losses considering the seasoning of our RMBS exposure and management’s view that the most relevant determinant of prospective collateral performance is borrower payment status. Individual home price appreciation/depreciation has become a less critical determinant of performance considering the general appreciation in home values over the past few years as well as the impact of loan modifications. The average estimated loan-
to-values of the collateral related to insured exposures have declined to under 50% from peaks above 110%. Projected losses in our RMBS exposures and related loss reserves, may increase or decrease in the future. Possible stress case losses assume higher default rates, loss severities and lower prepayments.
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
Structured Finance Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at December 31, 2023, could be approximately $55. Due to the uncertainties related to risks associated with structured finance credits, there can be no assurance that losses may not exceed our stress case estimates.
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
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, judicial, economic, fiscal or socioeconomic events or trends. Additionally, our loss reserves may be under-estimated because of the local, regional or national economic impact of public health crises and/or natural or other catastrophic events, or the impact of political changes or governmental decisions.
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
Variability of outcomes applies to even what are generally considered more secure municipal financings, such as dedicated

Ambac Financial Group, Inc	49	2023 Form 10-K

Table of Contents,
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
For the public finance credits for which we have an estimate of expected loss at December 31, 2023, the sum of all the highest stress case loss scenarios is $125 and there can be no assurance that losses may not exceed such amounts.
Other Credits, including Ambac UK
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $330 greater than the loss reserves at December 31, 2023. There can be no assurance that losses may not exceed our stress case estimates.
Long-term Debt. The carrying value of each of these as of December 31, 2023 and 2022 is below:

December 31,	2023	2022
Surplus Notes	$491	$477
Tier 2 Notes	—	146
Ambac UK Debt	17	16
Total Long-term Debt	508	639
Accrued Interest Payable	475	427
Total	$983	$1,065
The decrease in long-term debt, including accrued interest payable, from December 31, 2022 resulted primarily from the full redemption of the Tier 2 Notes in 2023, described further in Note 1. Background and Business Description to the Consolidated Financial Statements, included in this Annual Report on Form 10-K, partially offset by the accrual of interest on the surplus notes and Ambac UK debt. In May 2023, OCI declined the request of AAC to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the then next scheduled payment date of June 7, 2023. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes was extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes will have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount.
Redeemable Noncontrolling Interest. The decrease during 2023 was the result the remeasurement of the redemption value of put options provided to minority owners (noncontrolling interest holders) of Cirrata entities acquired as if the put was exercised on December 31, 2023, partially offset by new put options issued during the acquisition of Riverton during 2023. No put options are exercisable at December 31, 2023.
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
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and

Ambac Financial Group, Inc	50	2023 Form 10-K

Table of Contents,
mandatory contingency reserves) were $897 and $1,201, respectively, at December 31, 2023, as compared to $598 and $1,191, respectively, at December 31, 2022. As of December 31, 2023, statutory policyholder surplus and qualified statutory capital included $519 principal balance of surplus notes outstanding and $115 liquidation preference of preferred stock outstanding. These surplus notes (including related accrued interest of $475 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC.
The significant drivers to the net increase in policyholder surplus of $301 during 2023 was a reduction to contingency reserves of $290 and investment valuation changes that are direct charges to surplus of $10. The decline in contingency reserves was the result of the release of excess contingency reserves (which was approved by OCI) of $298.
AAC's statutory surplus, and therefore AFG's ultimate ability to realize residual value and/or dividends from AAC, is sensitive to multiple factors, including: (i) loss reserve development, (ii) timing of surplus note payments, (iii) ongoing interest costs associated with surplus notes, (iv) swap gains and losses at AFS, the financial position of which is supported by certain guarantees and financing arrangements from AAC, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of pooled fund and other investments carried at fair value, (ix) realized gains and losses, including losses arising from other than temporary impairments of investment securities, (x) the ultimate residual value of Ambac UK, which is currently a non-admitted asset under SAP and may be impacted by numerous factors including foreign exchange rates, and (xi) future changes to prescribed practices by the OCI.
The significant differences between GAAP and SAP are that under SAP:
•Under SAP, loss reserves are only established for losses on guaranteed obligations that have experienced a payment default. Loss reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (5.1% as prescribed by OCI). Under GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 3.9%.
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
•Majority owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to admissibility tests. Ambac Assurance's cash loan to AFS is included on the SAP balance sheet, net of an allowance for uncollectible amounts and changes in the allowance are recognized through other income. Under GAAP, all inter-company transactions are eliminated in consolidation.
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
•Under SAP, unpaid interest due on the surplus notes is expensed when the approval for payment of interest has been granted by the OCI. Under GAAP, interest on surplus notes is accrued regardless of OCI approval. Under SAP, the principal balance of surplus notes is included in surplus whereas under GAAP surplus note principal is reported at par, less unamortized discount within long-term debt. All payments of principal and interest on surplus notes are subject to the approval of the OCI.
•Upfront premiums written are earned on a basis proportionate to the remaining scheduled debt service to the original total principal and interest insured. Installment premiums are reflected in income pro-rata over the period covered by the premium payment. Under GAAP, premium revenues for both upfront and installment premiums are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date. Under GAAP, for installment premium transactions, a premium receivable asset and offsetting UPR liability are established in an amount equal to the present value of future premiums to be collected over the life of the transaction.
•Insurance intangibles that arose as a result of the implementation of Fresh Start reporting are not a concept within SAP. This insurance intangible asset is amortized as an expense on a level yield basis over the life of the related insurance risks.
•Unearned premiums and loss reserves are presented net of ceded amounts, while under GAAP, they are reflected gross of ceded amounts.

Ambac Financial Group, Inc	51	2023 Form 10-K

Table of Contents,
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $108 at December 31, 2023, as compared to $107 at December 31, 2022.
The significant changes to policyholder surplus for the year ended December 31, 2023, were total capital contributions of $7.3, offset by a net loss at Everspan Indemnity Insurance Company, including its subsidiaries, of $7.1 during the year ended December 31, 2023, primarily driven by G&A expenses as the business continues to scale. Acquisition costs, primarily commissions, are generally expensed immediately whereas the related premium is recognized over the life of the policy.
The significant differences between GAAP and SAP are that under SAP:
•Investment grade fixed maturity investments are stated at amortized cost and certain below investment grade fixed maturity investments are reported at the lower of amortized cost or fair value. Under GAAP, all fixed maturity investments are reported at fair value.
•Majority owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to admissibility tests. Providence Washington Insurance Company's ("PWIC") and the 21st Century Companies' (as defined in Note 7. Insurance Contracts in Part II, Item 8 in the Consolidated Financial Statements included in this Annual Report on Form 10-K) carrying values include a goodwill component representing the acquisition cost in excess of the related entity's statutory surplus. Goodwill is amortized over ten years. Under GAAP, the initial acquisition of the companies were recorded as asset acquisitions, which required i) all net assets to initially be recorded at fair value, and ii) the acquisition costs in excess of the fair value of net assets to be allocated to the bases of certain types of assets based on their relative fair values, if applicable. Acquired assets include intangible assets with indefinite lives. Such assets are not amortized but their estimated useful lives are reevaluated each reporting period. No goodwill is recorded for asset acquisitions.
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
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £489 at December 31, 2023, as compared to £468 at December 31, 2022. At December 31, 2023, the carrying value of cash and investments was £535, an increase from £508 at December 31, 2022. The increase in shareholder funds and cash and investments was primarily due to the continued receipt of premiums and investment income, and from foreign exchange gains within Ambac UK's investment portfolio, partially offset by loss expenses, operating expenses and tax payments.
The significant differences between US GAAP and UK GAAP are that under UK GAAP:
•Loss reserves are only established for losses on guaranteed obligations when, in the judgment of management, a monetary default in the timely payment of debt service is likely to occur, which would result in Ambac UK incurring a loss. A loss provision is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. The discount rate for loss provisions is equal to the lower of the rate of return on invested assets for either the current year or the period covering the current year plus the four previous years, currently at 3.2%. The discount rate used for estimated recoveries under subrogation rights is reflective of the credit risk of the counterparty from which subrogation will be received, currently 5.3%. Under U.S. GAAP, loss reserves are established (net of US GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 3.9%.
•Investments in fixed maturity securities are stated at amortized cost, subject to an other-than-temporary impairment evaluation. Under US GAAP, all fixed maturity investments are reported at fair value.
•VIEs are not required to be assessed for consolidation. Under US GAAP, as noted under U.S. Statutory Basis Financial Results above, VIE's with certain characteristics are required to be consolidated. For several VIEs Ambac UK has the power to direct the most significant activities of the VIE and accordingly consolidates the related VIEs under U.S. GAAP.
•Upfront premiums written are earned on a basis proportionate to the remaining scheduled debt service to the total principal and interest insured. Installment premiums are reflected in income pro-rata over the period covered by the premium payment. Under US GAAP, premium revenues for both upfront and installment premiums are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date. Under GAAP, for installment premium transactions, a premium receivable asset and offsetting UPR liability are established in an amount equal to the present value of future premiums to be collected over the life of the transaction.
•Insurance intangibles that arose as a result of the implementation of Fresh Start reporting are not a concept within UK GAAP. Under US GAAP, this insurance intangible asset is amortized as an expense on a level yield basis over the life of the related insurance risks.
•Unearned premiums and loss reserves are presented net of ceded amounts, while under GAAP, they are reflected gross of ceded amounts.

Ambac Financial Group, Inc	52	2023 Form 10-K

Table of Contents,
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive. The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.
Available and eligible capital resources under Solvency II, to meet solvency capital requirements, were £430 at December 31, 2023. This is an increase from December 31, 2022, when available and eligible capital resources to meet solvency capital requirements were £338. Eligible capital resources at December 31, 2023 and December 31, 2022, are in comparison to regulatory capital requirements of £220 and £213, respectively. Therefore, Ambac UK was in a surplus position in terms of compliance with applicable regulatory capital requirements by £210 at December 31, 2023, and was in a surplus position by £125 at December 31, 2022. The surplus increased as of December 31, 2023, due to the combined impact of (i) a decrease in technical provision liabilities and hence an increase in eligible own funds due to regulatory changes which came into effect in December 2023 and (ii) an increase in eligible own funds from the increase in investments over the year.
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
We are presenting Adjusted Net Income for the current and prior periods contained within this Form 10-K so this non-GAAP financial measure compares both periods on the same basis.
The following paragraphs define each non-GAAP financial measure. A tabular reconciliation of the non-GAAP financial measure and the most comparable GAAP financial measure is also presented below.
EBITDA — We define EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization of intangible assets.

Ambac Financial Group, Inc	53	2023 Form 10-K

Table of Contents,

	Legacy Financial Guarantee Insurance	Specialty Property and Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Year Ended December 31, 2023
Net income (loss)	$9	$—	$7	$(11)	$5
Adjustments:
Interest expense	64	—	—	—	64
Income taxes	8	—	—	(1)	7
Depreciation	1	—	—	—	2
Amortization of intangible assets	25	—	4	—	29
EBITDA (1)	$107	$—	$11	$(12)	$107

Year Ended December 31, 2022
Net income (loss)	$537	$(6)	$5	$(13)	$522
Adjustments:
Interest expense	168	—	—	—	168
Income taxes	3	—	—	—	2
Depreciation	2	—	—	—	2
Amortization of intangible assets	44	—	3	—	47
EBITDA (1)	$754	$(6)	$7	$(14)	$742

Year Ended December 31, 2021
Net income (loss)	$4	$(8)	$4	$(17)	$(16)
Adjustments:
Interest expense	187	—	—	—	187
Income taxes	16	—	—	2	18
Depreciation	2	—	—	—	2
Amortization of intangible assets	52	—	3	—	55
EBITDA (1)	$262	$(8)	$6	$(15)	$246
(1)EBITDA is prior to the impact of noncontrolling interests, and relates to subsidiaries where Ambac does not own 100% in the amounts of $2, $1 and $1 for the years ended December 31, 2023, 2022 and 2021, respectively. The noncontrolling interest are primarily in the Insurance Distribution segment.

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

Ambac Financial Group, Inc	54	2023 Form 10-K

Table of Contents,
The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Net Income (Loss) on a total dollar amount and per diluted share basis, for all periods presented:

	2023		2022		2021
($ in millions, except per share data) Year Ended December 31,	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share (1)	$ Amount	Per Diluted Share (1)
Net income (loss) attributable to common stockholders	$4	$0.18	$522	$11.31	$(17)	$(0.61)
Adjustments:
Net investment (gains) losses, including impairments	22	0.49	(31)	(0.68)	(7)	(0.14)
Intangible amortization	29	0.62	47	1.01	55	1.19
Litigation costs	41	0.87	33	0.71	7	0.15
Foreign exchange (gains) losses	(1)	(0.02)	3	0.06	3	0.06
Workforce change costs	1	0.02	1	0.03	1	0.01
Net (gain) loss on extinguishment of debt	—	—	(81)	(1.75)	(33)	(0.70)
Pretax adjusted net income (loss)	96	2.16	494	10.69	9	(0.04)
Income tax effects	(2)	(0.03)	2	0.04	(1)	(0.02)
Net (gains) attributable to noncontrolling interests	(1)	(0.02)	(1)	(0.01)	(1)	(0.01)
Adjusted Net Income (Loss)	$93	$2.11	$495	$10.72	$7	$(0.07)
(1)    Per diluted share includes the impact of adjusting redeemable noncontrolling interest to its redemption value.
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
The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	2023		2022
($ in millions, except per share data) December 31,	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,362	$30.13	$1,252	$27.85
Adjustments:
Insurance intangible asset	(245)	(5.43)	(266)	(5.91)
Net unearned premiums and fees in excess of expected losses	162	3.59	214	4.76
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income (Loss)	20	0.45	71	1.59
Adjusted Book Value	$1,299	$28.74	$1,272	$28.29
The increase in Adjusted Book was primarily attributable to Ambac's net income for the year ended December 31, 2023 (excluding earned premium previously included in Adjusted Book Value) and the positive effect of foreign exchange rates on the consolidation of AFG's foreign subsidiaries, partially offset by the impact of the reinsurance de-risking transaction executed during 2023.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Net Income, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of

Ambac Financial Group, Inc	55	2023 Form 10-K

Table of Contents,
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
•The primary market risks for fixed maturity investment securities are interest rate risk and foreign exchange rate risk. Ambac’s fixed maturity investment portfolio includes securities denominated both in U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. Our fixed maturity investments are generally classified as available for sale, with the effect of market movements recognized immediately through Other comprehensive income, or through Net income when securities are sold or when an impairment charge is recorded, although certain securities held at December 31, 2023, are classified as trading with changes in fair value reported through Net income as they occur.
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
•As of December 31, 2022, the interest rate derivatives portfolio was managed as a partial hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac's financial guarantee exposures. As of December 31, 2023, the interest rate derivatives portfolio contains only legacy interest rate swaps with financial guarantee counterparties and associated hedges. Changes in fair value of interest rate derivatives are recognized immediately through Net income. For additional information about Ambac’s interest rate derivatives, see Note 9. Derivative Instruments to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
Market Risk Sensitivities
Interest Rate Risk. Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed maturity investment securities, long-term debt and interest rate derivatives. Increases to interest rates would result in declines in the fair value of our fixed maturity investment portfolio. Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio, primarily related to RMBS and student loan policies. Conversely, interest rate increases would generally lower the fair value of our debt obligations and (at December 31, 2022) result in net fair value gains on interest rate derivatives. Interest rate changes do not have a significant impact on Ambac's net interest rate derivatives position at December 31, 2023. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve. We also monitor our interest rates exposure through periodic reviews of projected cash flows and durations of our asset and liability positions.

Ambac Financial Group, Inc	56	2023 Form 10-K

Table of Contents,
The following table summarizes the estimated change in fair value of our fixed maturity investment portfolio from a hypothetical immediate increase in interest rates of 100 basis points across the yield curve as of December 31, 2023 and 2022:

December 31,	2023	2022
Fair value of fixed maturity investment (1)	$1,820	$1,740
Pre-tax impact of 100 basis point increase in interest rates
Decrease in dollars	$(50)	$(53)
As a percent of fair value	3%	3%
(1)Excludes investments in distressed Ambac-insured securities and securities held by VIEs consolidated as a result of Ambac’s financial guarantees
The following table presents the impact on the fair value of our long-term debt obligations and interest rate derivatives of a hypothetical immediate decrease in interest rates of 100 basis points across the yield curve as of December 31, 2023 and 2022:

December 31,	2023	2022
Fair value of long-term debt including accrued interest (1)	$(697)	$(878)
Pre-tax impact of 100 basis point decrease in interest rates
Increase in dollars	$(24)	$(18)
As a percent of fair value	3%	2%
Fair value of interest rate derivative net assets (liabilities) (1)	$(10)	$(12)
Pre-tax impact of 100 basis point decrease in interest rates
Pre-tax loss from change in fair value in dollars	$(4)	$(20)
(1)Excludes long-term debt and derivative instruments of VIEs consolidated as a result of Ambac’s financial guarantees
Foreign Currency Risk. Ambac has fixed maturity investments and investments in pooled funds denominated in currencies other than the U.S. dollar, primarily British pounds sterling and Euro. These financial instruments are primarily invested assets of Ambac UK and are held in consideration of non-U.S. dollar exposure in the financial guarantee insurance portfolio and operations of Ambac UK. The adverse fair value impact of a stronger U.S. dollar relative to other currencies on investment holdings would be directionally offset by the economic benefits to non-U.S. dollar financial guarantees and other risk exposures. The following table summarizes the estimated decrease in fair value of these financial instruments assuming immediate 20% strengthening of the U.S. dollar relative to the foreign currencies as of December 31, 2023 and 2022:

December 31,	2023	2022
Fair value of investments denominated in currencies other than the U.S. dollar (1)	$463	$398
Pre-tax impact of 20% strengthening of the U.S. dollar	$(93)	$(80)
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

December 31,	2023	2022
Fair value of investments in pooled funds	$463	$556
Pre-tax impact of 10% decline in NAV of the funds	$(46)	$(56)

Ambac Financial Group, Inc	57	2023 Form 10-K

Table of Contents,
Item 8.     Financial Statements and Supplementary Data
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Account Firm KPMG LLP, New York, NY, PCAOB ID 185    59

Consolidated Financial Statements
Consolidated Balance Sheets	62	Consolidated Statements of Stockholders’ Equity	64
Consolidated Statements of Total Comprehensive Income (Loss)	63	Consolidated Statements of Cash Flows	65

Notes to Consolidated Financial Statements
Note 1. Background and Business Description	66	Note 11. Variable Interest Entities	104
Note 2. Basis of Presentation and Significant Accounting Policies	68	Note 12. Long-term Debt	107
Note 3. Segment Information	82	Note 13. Revenues From Contracts with Customers	109
Note 4. Investments	84	Note 14. Comprehensive Income	110
Note 5. Fair Value Measurements	87	Note 15. Net Income Per Share	110
Note 6. Financial Guarantees in Force	92	Note 16. Income Taxes	111
Note 7. Insurance Contracts	93	Note 17. Employment Benefit Plans	112
Note 8. Insurance Regulatory Restrictions	99	Note 18. Leases	115
Note 9. Derivative Instruments	103	Note 19. Commitments and Contingencies	115
Note 10. Goodwill and Intangible Assets	104

Ambac Financial Group, Inc	58	2023 Form 10-K

Table of Contents,
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Ambac Financial Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I, II and III (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
February 27, 2024

Ambac Financial Group, Inc	59	2023 Form 10-K

Table of Contents,
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ambac Financial Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of total comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I, II and III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Estimate of loss and loss adjustment expense reserves and subrogation recoverable
As described in Notes 2 and 7 to the consolidated financial statements, the Company estimates financial guarantee loss and loss adjustment expense reserves and subrogation recoverable (loss reserves) on a policy-by-policy basis based upon the present value of expected net claim cash outflows or expected net recovery cash inflows, discounted at risk-free rates. Expected net claim cash outflows represent the present value of expected claim cash outflows, less the present value of expected recovery cash inflows. For such policies, a loss and loss adjustment expense reserves liability is recorded for the present value of expected net claim cash outflows in excess of the related unearned premium revenue. Expected net recovery cash inflows represent the present value of expected recovery cash inflows, less the present value of expected claim cash outflows. For such policies, a subrogation recoverable asset is recorded. As of December 31, 2023, the Company recorded loss and loss adjustment expense reserves of $893 million and subrogation recoverable of $137 million.
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

Ambac Financial Group, Inc	60	2023 Form 10-K

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
/s/ KPMG LLP
We have served as the Company’s auditor since 1985.
New York, New York
February 27, 2024

Ambac Financial Group, Inc	61	2023 Form 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in millions, except share data) December 31,	2023	2022
Assets:
Investments:
Fixed maturity securities, at fair value (amortized cost of $1,744 and $1,469)	$1,710	$1,395
Fixed maturity securities - trading, at fair value	27	59
Short-term investments, at fair value (amortized cost of $426 and $507)	426	507
Short-term investments pledged as collateral, at fair value (amortized cost of $27 and $64)	27	64
Other investments (includes $463 and $556 at fair value)	475	568
Total investments (net of allowance for credit losses of $3 and $0)	2,664	2,593
Cash and cash equivalents (including $12 and $14 of restricted cash)	28	44
Premium receivables (net of allowance for credit losses of $4 and $5)	290	269
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	195	115
Deferred ceded premium	204	124
Deferred acquisition costs	11	3
Subrogation recoverable	137	271
Intangible assets, less accumulated amortization	307	326
Goodwill	70	61
Other assets	129	112
Variable interest entity assets:
Fixed maturity securities, at fair value	2,167	1,967
Restricted cash	246	17
Loans, at fair value	1,663	1,829
Derivative and other assets	318	241
Total assets	$8,428	$7,973
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$422	$372
Loss and loss adjustment expense reserves	893	805
Ceded premiums payable	90	39
Deferred program fees and reinsurance commissions	6	5
Long-term debt	508	639
Accrued interest payable	475	427
Other liabilities	199	201
Variable interest entity liabilities:
Long-term debt (includes $2,710 and $2,788 at fair value)	2,967	3,107
Derivative liabilities	1,197	1,048
Other liabilities	240	5
Total liabilities	6,997	6,647
Commitments and contingencies (See Note 19)
Redeemable noncontrolling interest	17	20
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,659,144 and 46,658,990	—	—
Additional paid-in capital	292	274
Accumulated other comprehensive income (loss)	(160)	(253)
Retained earnings	1,246	1,245
Treasury stock, shares at cost: 1,463,774 and 1,685,233	(17)	(15)
Total Ambac Financial Group, Inc. stockholders’ equity	1,362	1,252
Nonredeemable noncontrolling interest	53	53
Total stockholders’ equity	1,415	1,305
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$8,428	$7,973
See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc	62	2023 Form 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss)

(Dollars in millions, except share data) Year Ended December 31,	2023	2022	2021
Revenues:
Net premiums earned	$78	$56	$47
Commission income	51	31	26
Program fees	8	3	—
Net investment income	140	17	139
Net investment gains (losses), including impairments	(22)	31	7
Net gains (losses) on derivative contracts	(1)	129	22
Net realized gains on extinguishment of debt	—	81	33
Income (loss) on variable interest entities	3	21	7
Other income	11	10	1
Litigation recoveries	—	126	—
Total revenues and other income	269	505	282
Expenses:
Losses and loss adjustment expenses	(33)	(396)	(88)
Amortization of deferred acquisition costs, net	11	3	1
Commission expense	29	18	15
General and administrative expenses	156	141	111
Intangible amortization	29	47	55
Interest expense	64	168	187
Total expenses	257	(20)	281
Pretax income (loss)	12	525	2
Provision (benefit) for income taxes	7	2	18
Net income (loss)	5	522	(16)
Less: net (gain) loss attributable to noncontrolling interest	(1)	(1)	(1)
Plus: gain on purchase of auction market preferred shares	—	1	—
Net income (loss) attributable to common stockholders	$4	$522	$(17)
Other comprehensive income (loss), after tax
Net income (loss)	$5	$522	$(16)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $2, $(6) and $(2)	51	(225)	(12)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0, $0 and $0	40	(85)	(8)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0, $0 and $0	—	—	(1)
Changes to postretirement benefit, net of income tax provision (benefit) of $0, $0 and $0	2	(1)	(1)
Total other comprehensive income (loss), net of income tax	93	(310)	(21)
Total comprehensive income, net of income tax	98	212	(38)
Less: net (gain) loss attributable to noncontrolling interest	(1)	(1)	(1)
Plus: gain on purchase of auction market preferred shares	—	1	—
Total comprehensive income attributable to common stockholders	$96	$212	$(38)
Net income (loss) per shared attributable to common stockholders
Basic	$0.18	$11.48	$(0.61)
Diluted	$0.18	$11.31	$(0.61)
Weighted average number of common shares outstanding:
Basic	45,636,649	45,719,906	46,535,001
Diluted	46,540,706	46,414,830	46,535,001
See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc	63	2023 Form 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
($ in Millions)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at December 31, 2020	$1,140	$—	$—	$242	$79	$759	$(1)	$60
Total comprehensive income (loss)	(38)	—	—	—	(21)	(17)	—	—
Stock-based compensation	14	—	—	14	—	—	—	—
Cost of shares (acquired) issued under equity plan	(6)	—	—	—	—	(4)	(2)	—
Changes to noncontrolling interest	(12)	—	—	—	—	(12)	—	—
Balance at December 31, 2021	$1,098	$—	$—	$257	$58	$726	$(3)	$60
Total comprehensive income (loss)	211	—	—	—	(310)	521	—	—
Stock-based compensation	17	—	—	17	—	—	—	—
Cost of shares (acquired) issued under equity plan	(4)	—	—	—	—	(5)	2	—
Cost of shares repurchased	(14)	—	—	—	—	—	(14)	—
Changes to noncontrolling interest	3	—	—	—	—	3	—	—
Sale of noncontrolling interest in subsidiary	2	—	—	—	—	—	—	2
Purchase of Ambac Assurance auction market preferred shares	(8)	—	—	—	—	1	—	(9)
Balance at December 31, 2022	$1,305	$—	$—	$274	$(253)	$1,245	$(15)	$53
Total comprehensive income (loss)	96	—	—	—	93	4	—	—
Stock-based compensation	17	—	—	17	—	—	—	—
Cost of shares (acquired) issued under equity plan	(5)	—	—	—	—	(8)	3	—
Cost of shares repurchased	(5)	—	—	—	—	—	(5)	—
Changes to noncontrolling interest	5	—	—	—	—	5	—	—
Balance at December 31, 2023	$1,415	$—	$—	$292	$(160)	$1,246	$(17)	$53
See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc	64	2023 Form 10-K

Table of Contents,
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

($ in millions) Year Ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income attributable to common stockholders	$4	$522	$(17)
Redeemable noncontrolling interest	(1)	(1)	(1)
Repurchase of auction market preferred shares	—	1	—
Net income	5	522	(16)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2	2	2
Amortization of bond premium and discount	(15)	(11)	(13)
Share-based compensation	17	17	14
Unearned premiums, net	(30)	(58)	(82)
Losses and loss expenses, net	130	1,220	(147)
Ceded premiums payable	52	6	6
Premium receivables	(21)	54	48
Accrued interest payable	(1)	(134)	103
Amortization of intangible assets	29	47	55
Net investment gains (losses), including impairments	22	(31)	(7)
(Gain) loss on extinguishment of debt	—	(81)	(33)
Variable interest entity activities	(3)	(21)	(7)
Other, net	13	(196)	(56)
Net cash provided by operating activities	200	1,335	(131)
Cash flows from investing activities:
Proceeds from sales of bonds	140	523	236
Proceeds from matured bonds	74	206	698
Purchases of bonds	(415)	(403)	(343)
Proceeds from sales of other invested assets	209	166	39
Purchases of other invested assets	(80)	(112)	(127)
Change in short-term investments	118	(52)	98
Change in cash collateral	(42)	44	9
Change in consolidated VIE cash collateral	235	—	—
Proceeds from paydowns of consolidated VIE assets	199	504	171
Acquisitions, net of cash acquired	(7)	(18)	—
Other, net	6	9	(5)
Net cash provided by investing activities	435	866	776
Cash flows from financing activities:
Proceeds from issuance of Sitka AAC Note	—	—	1,163
Proceeds from issuance of Surplus Notes	—	—	11
Paydowns of LSNI Ambac Note	—	—	(1,641)
Payments for debt issuance costs	—	—	(12)
Payments for purchases of common stock	(5)	(14)	—
Payments for purchase of surplus notes	—	(191)	—
Payments for redemption of Sitka AAC Note	—	(1,210)	—
Payments for redemption of Tier 2 Notes	(97)	(143)	—
Payments for auction market preferred shares	—	(8)	—
Tax payments related to shares withheld for share-based compensation plans	(5)	(4)	(6)
Distributions to noncontrolling interest holders	(2)	(1)	(1)
Payments of consolidated VIE liabilities, net	(315)	(591)	(170)
Net cash used in financing activities	(423)	(2,163)	(657)
Effect of foreign exchange on cash and cash equivalents	1	(1)	—
Net cash flow	213	38	(12)
Cash, cash equivalents, and restricted cash at beginning of period	61	23	35
Cash, cash equivalents, and restricted cash at end of period	$274	$61	$23
See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc	65	2023 Form 10-K

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
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business, which currently includes Managing General Agents and Underwriters (collectively "MGAs") and insurance brokers. Currently includes (i) Xchange Benefits, LLC (“Xchange”), a P&C MGA specializing in accident and health products, (ii) All Trans Risk Solutions, LLC ("All Trans"), an MGA specializing in specialty commercial automobile insurance for specific "for-hire" auto classes, (iii) Capacity Marine Corporation ("Capacity Marine"), a wholesale and retail brokerage and reinsurance intermediary specializing in marine and international risk, and (iv) Riverton Insurance Agency, Corp. ("Riverton"), which was acquired on August 1, 2023, an insurance services business specializing in professional liability lines and consisting of an MGA and a retail agency. Both All Trans and Capacity Marine Corporation were acquired in November 2022.
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
Specialty Property and Casualty Insurance and Insurance Distribution strategic priorities include:
•Growing our Specialty Property and Casualty Insurance business to generate underwriting profits from a diversified

Ambac Financial Group, Inc	66	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
portfolio of commercial and personal liability risks accessed primarily through program administrators.
•Expanding our Insurance Distribution business based on deep domain knowledge in specialty and niche classes of risk which generate attractive margins at scale. This will be achieved through acquisitions, establishing new businesses “de-novo,” and organic growth and diversification supported by a centralized technology led shared services offering.
•Making opportunistic investments that are strategic to both the Specialty Property and Casualty Insurance and Insurance Distribution businesses.
Legacy Financial Guarantee Insurance strategic priorities include:
•Actively managing, de-risking and mitigating insured portfolio risk, and pursuing recoveries of previously paid losses.
•Improving operating efficiency and optimizing our asset and liability profile.
•Exploring strategic options to further maximize value for AFG.
The execution of Ambac’s strategy to increase the value of its investment in AAC is subject to the restrictions set forth in the Settlement Agreement, dated as of June 7, 2010, as amended (the "Settlement Agreement"), by and among AAC, Ambac Credit Products LLC ("ACP"), AFG and certain counterparties to credit default swaps with ACP that were guaranteed by AAC, as well as the Stipulation and Order among the OCI, AFG and AAC that became effective on February 22, 2024 (the “Stipulation and Order”), replacing the Stipulation and Order that became effective on February 12, 2018, as amended (the "2018 Stipulation and Order"), each of which requires OCI and, under certain circumstances contemplated by the Settlement Agreement, holders of surplus notes, to approve certain actions taken by or in respect of AAC. In exercising its approval rights, OCI will act for the benefit of policyholders, and will not take into account the interests of AFG.
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
The Stipulation and Order requires AAC to maintain a level of surplus and contingency reserves as regards policyholders which provide reasonable security against contingencies affecting AAC’s financial position that are not otherwise fully covered by reserves or reinsurance; discount loss reserves in a manner approved by OCI; maintain OCI’s Runoff Capital Framework according to parameters specified by OCI; pay the costs of consultants and other experts retained by OCI; limit affiliate transactions and the payment of any dividend or other distribution without the prior non-disapproval of OCI; notify OCI of events that would or would be reasonably likely to cause a material adverse effect to AAC or its affiliates; obtain OCI’s non-disapproval to exercise certain control rights with respect to certain policies that were previously allocated to the Segregated Account of AAC; obtain OCI’s approval for non-ordinary course transactions involving consideration to be paid by AAC of $100 or more; and obtain OCI’s approval of any changes to AAC’s investment policy or derivative use plan. The Stipulation and Order also requires AFG to use its best efforts to preserve the use of NOLs for the benefit of AAC and its subsidiaries. The Stipulation and Order differs from the 2018 Stipulation and Order in that the 2018 Stipulation and Order (i) did not refer to OCI’s Runoff Capital Framework; (ii) included certain affirmative covenants concerning books and records, and reporting of information or events, that were not included in the Stipulation and Order; and (iii) contained a more restrictive limitation on transactions with affiliates. The Stipulation and Order has no fixed term and may be terminated or modified only with the approval of OCI. OCI reserved the right to modify or terminate the Stipulation and Order in a manner consistent with the interests of policyholders, creditors and the public generally.
The execution of Ambac’s strategy to increase the value of its investment in AAC may be affected by a new capital framework developed and implemented by OCI to assist OCI with making decisions related to capital management at AAC ("OCI's Runoff Capital Framework"). OCI’s Runoff Capital Framework applies risk-based and other adjustments to AAC’s assets and insured liabilities, as determined by OCI in its sole discretion. OCI’s Runoff Capital Framework allows AAC to understand the likely impact of various developments and actions now or in the future on AAC’s capital position thereunder. No changes in AAC’s current management of the business are required by OCI’s Runoff Capital Framework. AAC’s ability to use capital for potential future deleveraging transactions or distributions will require AAC to sustain an excess of risk-adjusted assets over risk-adjusted insured liabilities according to OCI’s Runoff Capital Framework, and to obtain OCI’s approval, and there can be no assurance that OCI will approve any such use of capital. The results of OCI’s Runoff Capital Framework are expected to vary over time based on changes in AAC’s financial position, insured portfolio developments, the impact of strategic actions taken by AAC, the impact of asset/liability management by AAC and, possibly, changes to the inputs and assumptions utilized by OCI.
Opportunities for remediating losses on poorly performing insured transactions depend on market conditions, including the perception of AAC’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. AAC's ability to commute policies or purchase certain investments may also be limited by available liquidity.

Ambac Financial Group, Inc	67	2023 Form 10-K

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
On December 29, 2022, AAC entered into a Settlement Agreement and Release (the “Nomura Settlement Agreement”) with Nomura Credit & Capital, Inc. (“Nomura”) to settle its litigation against Nomura concerning certain RMBS trusts (the “Trusts”). Pursuant to the Nomura Settlement Agreement, Nomura made a cash payment to AAC of $140 (the "Nomura Settlement Payment"), and AAC and Nomura agreed to release each other and their respective affiliates and related persons from any claims relating to the Trusts, the financial guaranty policies issued by AAC in connection with Trusts (other than AAC’s obligations to pay insurance claims under such policies), the securities related to the Trusts, and the mortgage loans related to the Trusts. The Nomura Settlement Payment received in January 2023 reduced the subrogation recoverable asset on the Consolidated Balance Sheet.
During 2022 and 2023, AAC wholly redeemed its secured debt, in accordance with the terms of such debt, utilizing the BOA Settlement Payment, the Nomura Settlement Payment and other resources as further discussed in Note 12. Long-term Debt.
Impact to the Consolidated Statement of Comprehensive Income (Loss):
The total gain recognized in net income attributable to common stockholders related to entering into the BOA Settlement Agreement and the Nomura Settlement Agreement, including the redemption of the Sitka AAC Note following receipt of the BOA Settlement Payment, was as follows:

Year Ended December 31,	2022
Losses and loss benefit (1)	$362
Litigation recoveries	126
Net realized gains (losses) on extinguishment of debt	(53)
Net investment gains (losses), including impairments	5
Impact to net income attributable to common stockholders	$440
(1)    2022 losses and loss benefit relating to R&W recoveries were $123.
2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Ambac’s consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures. There can be no assurance that actual results will conform to such estimates and any future changes in estimates could be material to the financial statements.
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

Ambac Financial Group, Inc	68	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
beneficiary of a VIE is required to consolidate the VIE. See Note 11. Variable Interest Entities, for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated and deconsolidated.
AFG Unconsolidated Financial Information
Financial information of AFG is presented in Schedule II in this Annual Report on Form 10-K as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021. Investments in subsidiaries are accounted for using the equity method of accounting in Schedule II.
Measurement of Credit Losses on Financial Instruments (CECL)
Ambac measures credit losses on financial assets that are not accounted for at fair value through net income in accordance with the Current Expected Credit Loss standard or "CECL".
•The CECL impact on available-for-sale debt securities is discussed in the Investments sub-section below.
•The CECL impact on amortized cost assets, including contract assets and receivables accounted for under the ASC 606 revenue recognition standard, is addressed in the Premiums, Reinsurance Recoverables, Loans and Revenue Recognition sub-sections below. These amortized cost assets reflect management's current estimate of all expected lifetime credit losses. The estimate of expected lifetime credit losses considers historical information, current information, as well as reasonable and supportable forecasts. Expected lifetime credit losses for amortized cost assets are recorded as an allowance for credit losses, with subsequent increases or decreases in the allowance reflected in net income each period.
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
Ambac has a formal impairment review process for fixed maturity available-for-sale securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of impairment in accordance with the Investments - Debt Securities Topic of the ASC.
If management either: (i) has the intent to sell its investment in an impaired debt security or (ii) determines that the Company

Ambac Financial Group, Inc	69	2023 Form 10-K

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
If management does not intend to sell, or will not be required to sell the debt security, the security is reviewed for credit impairment. Factors considered to identify and assess securities for credit impairment include: (i) fair values that have declined by 20% or more below amortized cost; (ii) recent downgrades by rating agencies; (iii) the financial condition of the issuer and financial guarantor, as applicable, and an analysis of projected defaults on the underlying collateral; and (iv) whether scheduled interest payments are past due. The recognition of credit impairment losses for available-for-sale debt securities are recorded as an allowance for credit losses with an offsetting charge to net income. Improvements to estimated credit losses for available-for-sale debt securities are recognized immediately in net income. If we believe a decline in the fair value of a particular fixed maturity available-for-sale investment is not credit impaired, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity on our Consolidated Balance Sheets.
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
Ambac has made certain accounting policy elections related to accrued interest receivable ("AIR") for available-for-sale investments under CECL. Elections include: i) not measuring AIR for credit impairment, instead AIR is written off when it becomes 90 days past due; ii) writing off AIR by reversing interest income; iii) presenting AIR separately in Other Assets on the balance sheet and iv) excluding AIR from amortized cost balances in required CECL disclosures found in Note 4. Investments. AIR at December 31, 2023 and 2022 was $14 and $10, respectively.
Refer to Note 4. Investments for further credit impairment disclosures.
Premiums
Legacy Financial Guarantee Insurance
Gross premiums were received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability was established, which was initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability was initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at December 31, 2023 and 2022, was 3.2%. and 3.0%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2023 and 2022, was 7.7 years and 8.0 years, respectively.
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

Ambac Financial Group, Inc	70	2023 Form 10-K

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
Management utilizes either a discounted cash flow ("DCF") or probability of default/loss given default ("PD/LGD") approach to estimate credit impairment on premium receivables. The DCF approach utilizes expected cash flows developed by Ambac's Risk Management Group using the same (or similar) models used for estimating loss reserves where such models can identify shortfalls in premiums. Credit impairment using the DCF approach is equal to the difference between amortized cost and the present value of expected cash flows. Credit impairment under the PD/LGD approach is the product of (i) the premium receivable carrying value, (ii) internally developed default probability (considering internal ratings and average life), and (iii) internally developed loss severities.
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
Specialty Property and Casualty Insurance
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
Premium receivables represent balances currently due and amounts not yet due from policyholders, insurance carriers, managing general agents or producers issuing insurance policies on Everspan's behalf. Premium receivables are reported net of an allowance for expected credit losses. The allowance is based upon Everspan's ongoing review of amounts outstanding, including delinquencies and write-offs, and other relevant factors. Credit risk is partially mitigated by the managing general agent's ability to cancel the policy on behalf of Everspan if the policyholder does not pay the premium, thereby reducing the related policy's premium written and Everspan's premium receivable.
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

Ambac Financial Group, Inc	71	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
on the Consolidated Statements of Total Comprehensive Income (Loss). Such loans are reported as Loans, at fair value within the Variable interest entity assets section of the Consolidated Balance Sheet.
Derivative Contracts
The Company has entered into derivative contracts primarily to hedge certain economic risks inherent in its asset and liability portfolios. None of Ambac’s derivative contracts were designated as hedges under the Derivatives and Hedging Topic of the ASC. Ambac's derivatives have consisted primarily of interest rate swaps and futures contracts.
•Ambac's current derivatives portfolio consists of certain legacy interest rate swaps executed in connection with financial guarantee client financings. In recent years, Ambac's interest rate derivatives portfolio consisted primarily of interest rate swaps and futures contracts to economically hedge interest rate risk in the financial guarantee and investment portfolios, managed on the basis of its net sensitivity to changes in interest rates. The economic hedge positions of the portfolio were fully exited in early 2023. Changes in the fair value of these interest rate derivatives are recorded, along with changes in fair value of other derivative contracts, within Net gains (losses) on derivative contracts on the Consolidated Statements of Total Comprehensive Income (Loss).
•VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within their securitization structure. Changes in fair value of consolidated VIE derivatives are included within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).
All derivatives are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by counterparty only when a legal right of offset exists, and are included in Other assets and Other liabilities, respectively. Variation payments on centrally cleared swaps and futures contracts are considered settlements of the associated derivative balances and are reflected as a reduction to derivative liabilities or assets on the Consolidated Balance Sheets. For other derivatives, Ambac has determined that the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement and are included in Other assets on the Consolidated Balance Sheets. Refer to Note 9. Derivative Instruments for further discussion of the Company’s use of derivative instruments and their impact of the consolidated financial statements. Refer to Note 5. Fair Value Measurements for further description of the methodologies used to determine the fair value of derivative contracts, including model inputs and assumptions where applicable.
Deferred Acquisition Costs, Ceding Commissions and Deferred Program Fees
The Specialty Property and Casualty Program business defers acquisition costs incurred that are related directly to the successful acquisition of new or renewal insurance contracts, including commissions paid to managing general agents for direct business, and paid to insurance carriers when acquired via assumed reinsurance. Ceding commissions received from reinsurers represent a recovery of related acquisition costs. Deferred acquisition costs, net of ceding commissions, are amortized over the related policy period, generally one year, and recognized in amortization of deferred acquisition costs. Ceding commissions received in excess of the related direct acquisition costs are deferred and amortized over the related policy period, and recognized as program fees.
Goodwill
Goodwill is attributable to acquisitions in the Insurance Distribution segment and represents the acquisition cost in excess of the fair value of net assets acquired, including identifiable intangible assets. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entity giving rise to the goodwill. Goodwill is not amortized but is subject to impairment testing. Goodwill impairment tests are performed annually or more frequently if circumstances indicate a possible impairment. The annual test of goodwill impairment is as of October 1st of each year. Depending on the reporting unit, management utilizes one of two approaches for impairment testing. Under the first approach, qualitative factors are first assessed to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If it is more likely than not, then a quantitative impairment evaluation is performed. Under the second approach, management bypasses the qualitative evaluation and proceeds directly to the quantitative evaluation. The quantitative evaluation under both of the above approaches compares the estimated fair value of the reporting unit with its carrying value (including goodwill and identifiable intangible assets). An impairment is recognized for the excess of the carrying amount of the reporting unit over it estimated fair value. If the reporting unit’s estimated fair value exceeds its carrying value, goodwill is not impaired. There have been no accumulated impairment losses since this goodwill was established.
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

Ambac Financial Group, Inc	72	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
characteristics and has been amortized using a level-yield method based on par exposure of the related groups.
Finite-lived intangibles
Ambac acquired identifiable intangible assets attributable to the Insurance Distribution segment. The intangible assets primarily relate to distribution relationships, non-compete agreements and trade names, all of which have finite lives and are amortized over their estimated useful lives using the straight-line method. The Company tests finite-lived acquired intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. The carrying amount of the intangible asset is not recoverable if it exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. If deemed unrecoverable, an impairment loss is recognized for the excess carrying amount over the fair value. There have been no accumulated impairment losses since these finite-lived intangible assets were established.
Indefinite-lived intangibles
Ambac acquired identifiable intangible assets attributable to its acquisitions of carriers in both 2021 and 2022, which were accounted for as asset acquisitions (Specialty Property and Casualty Insurance segment). The intangible assets relate to insurance licenses which have indefinite lives and therefore are not amortized. The useful lives are re-evaluated each period to determine whether facts and circumstances continue to support an indefinite life. The Company tests indefinite-lived acquired intangible assets for impairment annually or more frequently if circumstances indicate a possible impairment. Ambac tests indefinite-lived intangibles for impairment as of October 1st of each year. If, after assessing qualitative factors, management believes it is more likely than not that the intangible assets are impaired, a quantitative impairment evaluation is performed. Management also has the option to bypass the qualitative evaluation and proceed directly to the quantitative evaluation. The quantitative test compares the estimated fair value of the intangible asset with its carrying value. An impairment is recognized for the excess of the carrying amount of the intangible asset over it estimated fair value. If the asset’s estimated fair value exceeds its carrying value, the intangible asset is not impaired. There have been no accumulated impairment losses since these indefinite-lived intangible assets were established.
Restricted Cash
Cash that we do not have the right to use for general purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes (i) consolidated variable interest entity cash restricted to support the obligations of the consolidated VIEs and (ii) fiduciary cash held by Ambac's insurance distribution subsidiaries as described below.
Fiduciary Funds
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
Restricted cash for net uncollected premiums and claims and the related fiduciary liabilities were $12 and $14 at December 31, 2023 and 2022, respectively.
Loss and Loss Adjustment Expenses
Legacy Financial Guarantee
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

Ambac Financial Group, Inc	73	2023 Form 10-K

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
•The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the par outstanding on the credit; (ii) internally developed default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by senior RMG officers. For certain credit exposures, Ambac’s additional monitoring, loss remediation efforts and probabilities of potential settlement outcomes may provide information relevant to adjust this estimate of “base case” statistical expected losses. RMG may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted scenarios to determine an adjusted statistical expected loss that better reflects management’s view of a given transaction’s expected losses, as well as the potential for additional remediation activities (e.g., commutations).
•The second approach entails the use of cash-flow based models to estimate expected losses (future claims, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s RMG group will consider the likelihood of all possible outcomes and

Ambac Financial Group, Inc	74	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
develop appropriate cash flow scenarios. This approach can include the utilization of internal or third party models and tools to project future losses and resultant claim payment estimates. We utilize cash flow models for RMBS, student loans and other exposures. RMBS and student loan models use historical performance of the collateral pools in order to then derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In other cases, such as many public finance exposures we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the fiscal, economic, legal and political framework to develop projected future claim payment estimates. In this approach, a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we consider the issuer’s ability to refinance an insured issue, Ambac’s ability to execute a potential settlement (i.e., commutation) of the insurance policy, including the impact on future installment premiums, and/or other restructuring possibilities in our scenarios. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors.
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
Ambac primarily utilizes a cash flow model (“RMBS cash flow model”) to develop estimates of projected losses for both our first and second lien transactions. The RMBS cash flow model projects collateral performance utilizing a combination of historical performance along with the most recent loan status information to project future collateral performance.
In addition to the base case, we analyze historical volatility of performance to develop stress and upside cases. The highest probability is assigned to the base case, with lower probabilities to the stress and upside cases.
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

Ambac Financial Group, Inc	75	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Specialty Property and Casualty
Loss and loss adjustment expense reserves for Specialty Property and Casualty policies represent management's estimate of the ultimate liability for unpaid losses and loss expenses for claims that have been reported and claims that have been incurred but not yet reported ("IBNR") as of the balance sheet date.
Loss and loss adjustment expense reserves do not represent an exact calculation of the liability, but instead represent management estimates, primarily utilizing actuarial expertise and projection methods that develop estimates for the ultimate cost of claims and claim adjustment expenses. The reserves are estimated based upon experience and using a variety of actuarial methods. These estimates are reviewed and are subject to the impact of future changes in factors such as claim severity and frequency, underwriting and claims practices, changes in social and economic conditions including the impact of inflation, legal and judicial developments, medical cost trends and upward trends in damage awards. Our actuarial methods may also rely on external data, such as industry loss ratios, loss development factors, or trend factors. Such data while more mature than Everspan's own data may not be perfectly representative of the particular business written by Everspan. The ultimate amount for loss and loss adjustment expenses may be in excess, or less than, the amounts recorded on our financial statements. Because the establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates and judgment, currently estimated claims and claim adjustment expense reserves may change. Adjustments will be reflected as part of the net increase or reduction in loss and loss adjustment expense reserves in the periods in which they become known.
Cumulative amounts paid and case reserves held as of the balance sheet date are subtracted from the estimate of the ultimate cost of claims and claim adjustment expenses to derive incurred but not reported (IBNR) reserves. There were no changes in methodology in the past year.
Detailed claim data is typically insufficient to produce a reliable indication of the initial estimate for ultimate claims and claim adjustment expenses for an accident year. As a result, the initial estimate for an accident year is generally based on an exposure-based method using the loss ratio projection method. The loss ratio projection method develops an initial estimate of ultimate claims and claim adjustment expenses for an accident year by multiplying earned premium for the accident year by a projected loss ratio. The projected loss ratio is determined by analyzing prior period experience, and adjusting for loss cost trends, rate level differences, mix of business changes and other known or observed factors influencing the accident year relative to prior accident years.
For prior accident years, the following estimation and analysis methods are principally used by the Company’s actuaries to estimate the ultimate cost of claims and claim adjustment expenses. These estimation and analysis methods are typically referred to as conventional actuarial methods.
•The paid loss development method assumes that the future change (positive or negative) in cumulative paid losses for a given cohort of claims will occur in a stable, predictable pattern from year-to-year, consistent with the pattern observed in past cohorts.
•The case incurred development method is the same as the paid loss development method, but is based on cumulative case-incurred losses rather than paid losses.
•The Bornhuetter-Ferguson method uses an initial estimate of ultimate losses for a given product line reserve component, typically expressed as a ratio to earned premium. The method assumes that the ratio of additional claim activity to earned premium for that component is relatively stable and predictable over time and that actual claim activity to date is not a credible predictor of further activity for that component. The method is used most often for more recent accident years where claim data is sparse and/or volatile, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible.
While these are the principal methods utilized, the Company’s actuaries have available to them the full range of actuarial methods developed by the casualty actuarial profession. Most actuarial methods assume that past patterns demonstrated in the data will repeat themselves in the future.
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

Ambac Financial Group, Inc	76	2023 Form 10-K

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
For long-term debt issued by consolidated VIEs in which Ambac's variable interest arises from financial guarantees written by Ambac's subsidiaries ("LFG VIEs"), we may elect to use the fair value option on an instrument by instrument basis. When the fair value option is elected, changes in the fair value of the LFG VIEs' long-term debt is reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss), except for the portion of the total change in fair value of financial liabilities caused by changes in the instrument-specific credit risk which is presented separately in Other comprehensive income (loss). In cases where the fair value option has not been elected, the LFG VIEs' long-term debt is carried at par less unamortized discount, with interest expense reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).
Noncontrolling Interests
Nonredeemable noncontrolling interests
At December 31, 2023 and 2022, AAC had 4,596 shares of issued and outstanding Auction Market Preferred Shares ("AMPS") with a liquidation preference of $115 (reported as nonredeemable noncontrolling interest of $51 on Ambac's balance sheet). In 2022, Ambac purchased 905 shares of AMPS for $8. The difference between this amount paid to AMPS holders and the carrying amount was reflected as an increase to Net income attributable to common shareholders for approximately $1. The auction occurs every 28 days and the dividend rate has continuously been reset at the maximum, equal to the Reference Rate plus 200 basis points. Beginning July 1, 2023, the Reference Rate for the AMPS is one-month CME Term SOFR plus 0.11448 percent. Prior to July 1, 2023, the Reference Rate was one-month LIBOR.
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
Redeemable noncontrolling interests
The Xchange, All Trans, Capacity Marine and Riverton acquisitions resulted in 80%, 85%, 80% and 80%, respectively, ownership of the acquired entities by Ambac. Under the terms of all the acquisition agreements, Ambac has call options to purchase the remaining interest from the minority owners (i.e., noncontrolling interests) and the minority owners have put options to sell their remaining interests to Ambac. Because the exercise of the put options are outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet.
The redeemable noncontrolling interest is remeasured each period as the greater of:
i.the carrying value under ASC 810, which attributes a portion of consolidated net income (loss) to the redeemable noncontrolling interest, and

Ambac Financial Group, Inc	77	2023 Form 10-K

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
Following is a rollforward of redeemable noncontrolling interest.

Years ended December 31,	2023	2022
Beginning balance	$20	$18
Fair value of redeemable noncontrolling interest at acquisition date	2	5
Net income attributable to redeemable noncontrolling interest (ASC 810)	1	1
Distributions	(2)	(1)
Adjustment to redemption value (ASC 480 )	(5)	(3)
Ending Balance	$17	$20
Revenue Recognition
Revenues for the Insurance Distribution business operations and certain revenues of a consolidated VIE are recognized in accordance with the Revenue from Contracts with Customers Topic of the ASC. The following steps are applied to recognize revenue: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, and (iv) allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. A performance obligation is satisfied either at a point in time or over time depending on the nature of the product or service provided, and the specific terms of the contract with customers.
Insurance Distribution
Insurance Distribution performance obligations consist of underwriting and placing policies with insurers and, for certain products, providing claims servicing. Revenue from employer stop loss policies ("ESL") is apportioned to policy placement and claims servicing based on the relative stand-alone selling price of the respective performance obligations with policy placement revenue recognized upfront while claims servicing revenue is recognized over the claim adjustment period. Revenue from other insurance policies are recognized up front as no further performance obligations exist after policy placement.
Revenue consists of base and profit-sharing commissions.
•Base commissions, associated with policy placement and claims servicing, are estimated by applying the contractual commission percentages to estimated gross premiums placed.
•Profit-sharing commissions represent variable consideration associated with policy placement only and are estimated based on expected loss ratios and the estimated gross premium for base commissions.
Base and profit-sharing commissions are estimated with a constraint applied such that a significant reversal of revenue in the future is not probable. Revenue is reported in Commissions income on the Consolidated Statement of Total Comprehensive Income.
Contract assets represent the Company's right to future consideration for services it has already transferred to the customer, which is subject to certain contingencies. Once the right to consideration becomes unconditional, it is reported as a receivable. Contract assets are evaluated for credit loss under CECL. Management utilizes a PD/LGD approach, similar to the one described above for financial guarantee premium receivables and loans. Contract liabilities represent the Company's obligation to transfer services for which it has already received consideration from the customer. Contract assets and receivables are reported as other assets, and contract liabilities are reported as other liabilities, on the Consolidated Balance Sheet.
The Company’s costs to obtain customer contracts relate to certain commissions paid to independent agents for procuring policies. As these costs relate to the Company’s policy placement performance obligation to its customers, they are expensed as incurred. These costs are reported in Commission expenses on the Consolidated Statement of Total Comprehensive Income.
Consolidated VIE
Refer to Note 11. Variable Interest Entities for further discussion on Ambac's involvement with VIEs and triggering events resulting in consolidation. Ambac consolidated a VIE on December 31, 2023 which has a contract with a governmental entity to provide construction and facilities management services in return for periodic concession payments. These services have been identified as the VIE's performance obligations. Revenue is apportioned to these performance obligations based on their respective stand-alone selling prices. Revenue is estimated based on regularly updated cash flow projections.
This is a long-term contract that contains a significant financing component related to construction. As the construction services have already been completed, revenue recognized for this performance obligation will solely consist of interest income. Facilities management services are provided, and thus recognized, over time and will consist of services revenue. Costs to fulfill the customer contract primarily relate to fees paid to vendors to provide the facilities management services and will be expensed as incurred. All revenue and expense items will be reported within Income (loss) from variable interest entities.
Contract assets are evaluated for credit losses under CECL. Management utilizes a PD/LGD approach, similar to the one described above for financial guarantee premium receivables and loans. Contract assets are reported within Derivative and other assets in the Variable interest entity asset section of the Consolidated Balance Sheet.

Ambac Financial Group, Inc	78	2023 Form 10-K

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

Ambac Financial Group, Inc	79	2023 Form 10-K

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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(3), $11 and $(7) for the years ended December 31, 2023, 2022 and 2021, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies (primarily the U.S. dollar and the Euro) other than its functional currency (the British Pound Sterling).
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
The Income Taxes Topic of the ASC requires that companies assess whether valuation allowances should be established against their deferred tax assets based on management's assessment and consideration of all available evidence using a ‘more likely than not' standard. In making such judgments, significant weight is given to evidence that can be objectively verified. The level of deferred tax asset recognition is influenced by management’s assessment of future profitability, which depends on the existence of sufficient taxable income within the carry forward periods available under the tax law.
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to common stockholders, including the adjustment to redemption value of the redeemable noncontrolling interest, by the weighted-average number of common shares outstanding and vested restricted stock units (together, "Basic Weighted Average Shares Outstanding"). Diluted net income per share is computed by dividing net income attributable to common stockholders, including the adjustment to redemption value of the redeemable controlling interest, by the Basic Weighted-Average Shares Outstanding plus all potentially dilutive common shares outstanding during the period. All potentially dilutive common shares outstanding consider common stock deliverable pursuant to warrants, unvested restricted stock units and performance stock units granted under existing compensation plans.

Ambac Financial Group, Inc	80	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Supplemental Disclosure of Cash Flow Information

Year Ended December 31,	2023	2022	2021
Cash paid during the period for:
Income taxes	$11	$6	$15
Interest on long-term debt	50	283	80
Non-cash investing and financing activities:
Exchange of investments in Puerto Rico bonds for new securities issued in the restructuring transactions	—	185	—
Decrease in long-term debt as a result of surplus notes exchanges	—	—	71
Securities acquired (transferred) in transactions related to Puerto Rico restructurings	(1)	508	—
Loans acquired through financial guarantee subrogation	—	20	—
VIE long-term debt issued related to Puerto Rico restructurings	—	583	—
Decrease in VIE loans as a result of de-consolidations	133	—	—
Decrease in VIE long-term debt as a result of de-consolidations	133	—	—
Increase in VIE long-term debt as a result of consolidations	89	—	—

December 31,	2023	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flow:
Cash and cash equivalents	$16	$31	$17
Restricted cash	12	14	5
Variable Interest Entity Restricted cash	246	17	2
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	274	61	23
Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Adopted Accounting Standards
There have been no new accounting standards adopted during 2023.
Future Application of Accounting Standards
Segment Reporting:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures. The ASU requires disclosure of the following:
•Significant segment expenses regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of a segment’s profit or loss.
•The amount and composition of "other segment items". This amount reconciles segment revenue, less significant expenses, to the reported measure(s) of a segment’s profit or loss.
•The CODM's title and position.
•How the CODM uses the reported measure(s) of a segment’s profit or loss to assess segment performance and decide how to allocate resources.
•All segment profit or loss and assets disclosures currently required annually by Topic 280, as well as those introduced by the ASU, to also be disclosed in interim periods.
The ASU also permits a public entity to report multiple measures of a segment’s profit or loss as long as: i) all the reported measures of a segment’s profit or loss are used by the
CODM for purposes of assessing performance and allocating resources; and ii) the measure closest to GAAP is also provided. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Ambac will adopt this ASU for the annual reporting period ending December 31, 2024 and we are evaluating its impact on Ambac's financial statements.
Income Taxes:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The enhancements in the ASU include the following:
•Within the rate reconciliation table, disclosure of additional categories of information about federal, state and foreign income taxes and providing more details about the reconciling items in some categories if the items meet a quantitative threshold.
•Annual disclosure of income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and disaggregation of the information by jurisdiction based on a quantitative threshold.
•Other disclosures include: i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and ii) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.
The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Ambac will adopt this ASU on January 1, 2025 and we are evaluating its impact on Ambac's financial statements.

Ambac Financial Group, Inc	81	2023 Form 10-K

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

Year Ended December 31, 2023	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$26	$52			$78
Commission income			$51		51
Program fees		8			8
Net investment income	127	4	—	$9	140
Net investment gains (losses), including impairments	(23)	—		—	(22)
Net gains (losses) on derivative contracts	(1)			—	(1)
Other income (expense), including VIEs	15	—	—	—	15
Total revenues (1)	144	64	52	9	269
Expenses:
Loss and loss adjustment expenses (benefit)	(69)	37			(33)
Amortization of deferred acquisition costs, net	—	11			11
Commission expenses			29		29
General and administrative expenses (2)	106	16	11	21	155
Depreciation expense (2)	1	—	—	—	2
Intangible amortization	25		4		29
Interest expense	64				64
Total expenses	127	64	44	22	257
Pretax income (loss)	17	—	7	(13)	12
Income tax expense (benefit)	8	—	—	(1)	7
Net income (loss)	$9	$—	$7	$(11)	$5

Total Assets	$7,537	$523	$155	$213	$8,428

Ambac Financial Group, Inc	82	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Year Ended December 31, 2022	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated
Revenues:
Net premiums earned	$42	$14			$56
Commission income			$31		31
Program fees		3			3
Net investment income	12	2		$3	17
Net investment gains (losses), including impairments	32	—		—	31
Net gains (losses) on derivative contracts	128			1	129
Net realized gains (losses) on extinguishment of debt	81				81
Other income (expense), including VIEs	30	—	1	—	31
Litigation recoveries	126				126
Total revenues and other income (1)	451	18	31	4	505
Expenses:
Loss and loss adjustment expenses (benefit)	(406)	9			(396)
Amortization of deferred acquisition costs, net	—	3			3
Commission expenses			18		18
General and administrative expenses (2)	102	13	6	17	139
Depreciation expense (2)	2	—	—	—	2
Intangible amortization	44		3		47
Interest expense	168				168
Total expenses	(89)	25	27	17	(20)
Pretax income (loss)	$540	$(6)	$5	$(14)	$525
Income tax expense (benefit)	3	—	—	—	2
Net income (loss)	$537	$(6)	$5	$(13)	$522

Total Assets	$7,292	$316	$138	$226	$7,973

Year Ended December 31, 2021	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated (1)
Revenues:
Net premiums earned	$46	$1			$47
Commission income			$26		26
Program fees		—			—
Net investment income	138	1		$1	139
Net investment gains (losses), including impairments	3	—		4	7
Net gains (losses) on derivative contracts	22				22
Net realized gains (losses) on extinguishment of debt	33				33
Other income (expense), including VIEs	8	—	—	—	8
Litigation recoveries	—				—
Total revenue (1)	250	2	26	5	282
Expenses:
Loss and loss adjustment expenses (benefit)	(89)	—			(88)
Amortization of deferred acquisition costs, net	—	—			1
Commission expenses			15		15
General and administrative expenses (2)	77	9	5	19	110
Depreciation expense (2)	2	—	—	—	2
Intangible amortization	52		3		55
Interest expense	187				187
Total expenses	230	9	22	19	281
Pretax income (loss)	$20	$(8)	$4	$(15)	$2
Income tax expense (benefit)	16	—	—	2	18
Net income (loss)	$4	$(8)	$4	$(17)	$(16)

Total Assets (1)	$11,871	$156	$93	$182	$12,303

Ambac Financial Group, Inc	83	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
(1)Inter-segment revenues and inter-segment pre-tax income (loss) amounts are insignificant and are not presented separately. Total assets noted in the Corporate and Other Column is net of AFG's investment in surplus notes issued by the Legacy Financial Guarantee Segment with fair values of $90 at December 31, 2021.
(2)The Consolidated Statements of Comprehensive Income (Loss) presents the sum of these items as General & Administrative Expenses.
4.    INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of (i) fixed maturity securities classified as either available-for-sale or trading securities, (ii) interests in pooled investment funds which are reported within Other investments on the Consolidated Balance Sheets and (iii) preferred equity investments which are reported within Other investments on the Consolidated Balance
Sheets. Interests in pooled investment funds in the form of common stock or in-substance common stock are classified as trading securities, while limited partner interests in such funds are reported using the equity method. Fixed maturity securities classified as trading are unrated municipal bond and other obligations of Puerto Rico issuing entities received in connection with the 2022 restructuring of AAC-insured Puerto Rico obligations.

Fixed Maturity Securities
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2023 and 2022 were as follows:

	December 31, 2023					December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities:
Municipal obligations	$72	$—	$1	$1	$72	$44	—	—	2	43
Corporate obligations	785	—	4	44	745	659	—	1	63	598
Foreign obligations	105	—	1	6	100	85	—	—	9	76
U.S. government obligations	85	—	1	4	82	68	—	—	4	65
Residential mortgage-backed securities	239	3	28	14	250	230	—	28	19	238
Commercial mortgage-backed securities	19	—	—	—	19	15	—	—	—	15
Collateralized debt obligations	139	—	1	1	139	141	—	—	4	137
Other asset-backed securities (1)	301	—	3	1	303	227	—	2	5	224
	1,744	3	40	71	1,710	1,469	—	31	106	1,395
Short-term	426	—	—	—	426	507	—	—	—	507
	2,170	3	40	71	2,135	1,977	—	31	106	1,902
Fixed maturity securities pledged as collateral:
Short-term	27	—	—	—	27	64	—	—	—	64
	27	—	—	—	27	64	—	—	—	64
Total available-for-sale investments	$2,197	$3	$40	$71	$2,162	2,041	$—	$31	$106	$1,966
(1)Consists primarily of Ambac's holdings of military housing and student loan securities.
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2023, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$544	$544
Due after one year through five years	581	560
Due after five years through ten years	293	271
Due after ten years	80	76
	1,500	1,451
Residential mortgage-backed securities	239	250
Commercial mortgage-backed securities	19	19
Collateralized debt obligations	139	139
Other asset-backed securities	301	303
Total	$2,197	$2,162
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at December 31, 2023, did not have an allowance for credit losses under the CECL standard. This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022:

Ambac Financial Group, Inc	84	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	December 31, 2023						December 31, 2022
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$7	$—	$16	$1	$23	$1	$21	$1	$7	$1	$28	$2
Corporate obligations	75	2	509	43	584	44	280	21	279	42	559	63
Foreign obligations	8	—	56	6	64	6	27	2	47	7	73	9
U.S. government obligations	27	1	37	2	63	4	40	3	19	1	58	4
Residential mortgage-backed securities	6	—	98	14	104	14	132	19	—	—	132	19
Commercial mortgage-backed securities	3	—	—	—	3	—	3	—	—	—	3	—
Collateralized debt obligations	1	—	93	1	95	1	90	3	36	1	126	4
Other asset-backed securities	57	1	35	1	92	1	198	4	5	1	203	5
	184	4	844	68	1,028	71	791	53	392	53	1,183	106
Short-term	4	—	—	—	4	—	78	—	8	—	86	—
Total temporarily impaired securities	$187	$4	$844	$68	$1,032	$71	$869	$53	$400	$53	$1,269	$106

Management has determined that the securities in the above table do not have credit impairment as of December 31, 2023 and 2022 based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of December 31, 2023, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of December 31, 2023, included in the above table resulted from the impact of increasing interest rates and market spreads. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of December 31, 2023, resulted from an increase in interest rates and, to a lesser extent, market spreads since the securities were purchased. Unrealized losses of $44 related to 662 investment grade securities with an average unrealized loss equal to 7% of amortized cost at December 31, 2023. Securities that have below investment grade credit ratings or are unrated comprise $1 of the gross unrealized loss and have an average unrealized loss equal to 5% of amortized cost at December 31, 2023. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of December 31, 2023, is probable.

Residential mortgage-backed securities
As of December 31, 2023, all of the $14 unrealized loss on residential mortgage-backed securities related to 11 Ambac-insured securities. Four of these account for $13 of the unrealized loss and have an average unrealized loss equal to 14% of amortized cost. The majority of these unrealized losses relate to securities with long dated weighted average lives making their fair values more sensitive to interest rate changes. Also, most of these securities have below investment grade credit ratings or are unrated. The unrealized losses on these obligations resulted from adverse market conditions for long dated credit assets. As noted above, expected cash flows used in evaluating credit impairment of Ambac-insured securities contemplate full and timely payment of all principal and interest payments on Ambac-insured securities. This assumption is included in the projection of model based cash flows used in evaluating credit impairments on beneficial interests in securitized financial assets, including the residential mortgage backed and student loan asset backed securities included in this group.
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

Year Ended December 31,	2023	2022	2021
Fixed maturity securities	$76	$61	$78
Short-term investments	22	11	—
Loans	—	1	—
Investment expense	(6)	(6)	(6)
Securities available-for-sale and short-term	93	66	74
Fixed maturity securities - trading	7	(23)	—
Other investments	40	(26)	66
Total net investment income (loss)	$140	$17	$139
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.

Ambac Financial Group, Inc	85	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Net Investments Gains (Losses), including Impairments
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

Year Ended December 31,	2023	2022	2021
Gross realized gains on securities	$1	$36	$14
Gross realized losses on securities	(4)	(18)	(2)
Foreign exchange (losses) gains	(4)	14	(5)
Credit impairments	(3)	—	—
Intent to sell impairments	(12)	—	—
Net investment gains (losses), including impairments	$(22)	$31	$7
Ambac had an allowance for credit losses $3 and $0 at December 31, 2023 and 2022, respectively. The increase of $3 for the year ended December 31, 2023 relates to additions to the allowance for credit losses on residential mortgage-backed securities for which credit losses were not previously recorded.
Ambac did not purchase any financial assets with credit deterioration for the years ended December 31, 2023 and 2022.
Counterparty Collateral, Deposits with Regulators and Other Restrictions
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $27 and $64 at December 31, 2023 and 2022, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as "Short-term investments pledged as collateral, at fair value". Refer to Note 9. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $24 and $23 at December 31, 2023 and 2022, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 as December 31, 2023, were deposited as security in connection with a letter of credit issued for an office lease. Fiduciary funds held by Ambac's insurance distribution subsidiaries, carried at $2 and $— at December 31, 2023 and 2022, respectively, are included in invested assets.
Guaranteed Securities
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC or Ambac UK (“insured securities”). The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at December 31, 2023 and 2022, respectively:

December 31,	Municipal Obligations	Mortgage-backed Securities	Asset-backed Securities	Total	Weighted Average Underlying Rating (1)
2023:	$9	$240	$232	$482	B-

2022:	$10	$236	$157	$403	B
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

Other Investments
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $41 to private credit and private equity funds at December 31, 2023.

Class of Funds December 31,	2023	2022	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$112	$186	quarterly or semi-annually	90 days
High yield and leveraged loans (2) (10)	85	80	daily	0 - 30 days
Private credit (3)	84	84	quarterly if permitted	180 days if permitted
Private equity (4)	70	47	quarterly if permitted	90 days if permitted
Investment grade floating rate income (5)	52	63	weekly	0 days
Equity market investments (6) (10)	38	64	daily or quarterly	0 - 90 days
Real estate properties (7)	21	22	see footnote (7)	see footnote (7)
Insurance-linked investments (8)	1	1	see footnote (9)	see footnote (9)
Convertible bonds (9)(10)	—	8	daily	0 days
Total equity investments in pooled funds	$463	$556
(1)This class seeks to generate superior risk-adjusted returns through selective asset sourcing, active trading and hedging strategies across a range of asset types.
(2)This class of funds includes investments in high quality floating rate debt securities including ABS and corporate floating rate notes.

Ambac Financial Group, Inc	86	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
(3)This class aims to obtain high long-term returns primarily through credit and preferred equity investments with low liquidity and defined term.
(4)This class seeks to generate long-term capital appreciation through investments in private equity, equity-related and other instruments.
(5)This class of funds includes investments in high quality floating rate debt securities including ABS and corporate floating rate notes.
(6)This class of funds aim to achieve long-term growth through diversified exposure to global equity markets.
(7)Investments consist of UK property to generate income and capital growth.
(8)This class seeks to generate returns from insurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments. This investment is restricted in connection with the unwind of certain insurance linked exposures. Ambac has redeemed its investment to the extent permitted by the fund.
(9)This class seeks to generate total return from portfolios focused primarily on convertible securities.
(10)These categories include fair value amounts totaling $77 and $61 at December 31, 2023 and 2022, respectively, that are readily determinable and are priced through pricing vendors, including for Equity market investments of $38 and $53, High yield and leveraged loans products $39 and $0, and Convertible bonds investments $0 and $8.
Other investments also includes preferred equity investments with a carrying value of $13 and $12 as of December 31, 2023 and 2022, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments or adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the periods presented.
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

Year Ended December 31,	2023	2022	2021
Net gains (losses) recognized during the period on trading and equity securities	$25	$(48)	$23
Less: net gains (losses) recognized during the reporting period on trading and equity securities sold during the period	18	(26)	1
Unrealized gains (losses) recognized during the reporting period on trading and equity securities still held at the reporting date	$7	$(22)	$22
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

Ambac Financial Group, Inc	87	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2023 and 2022, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2023:					December 31, 2022:
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$99	$99	$—	$99	$—	$102	$102	$—	$102	$—
Corporate obligations	745	745	—	726	19	598	598	—	585	12
Foreign obligations	100	100	100	—	—	76	76	76	—	—
U.S. government obligations	82	82	82	—	—	65	65	65	—	—
Residential mortgage-backed securities	250	250	—	250	—	238	238	—	238	—
Commercial mortgage-backed securities	19	19	—	19	—	15	15	—	15	—
Collateralized debt obligations	139	139	—	139	—	137	137	—	137	—
Other asset-backed securities	303	303	—	235	68	224	224	—	157	67
Fixed maturity securities, pledged as collateral:
Short-term	27	27	27	—	—	64	64	64	—	—
Short term investments	426	426	421	5	—	507	507	506	1	—
Other investments (1)	475	463	77	—	—	568	556	61	—	—
Cash, cash equivalents and restricted cash	28	28	27	2	—	44	44	43	1	—
Other assets - Derivatives:
Interest rate swaps—asset position	25	25	—	—	25	27	27	—	1	26
Warrants	1	1	—	—	1	1	1	—	—	1
Other assets-loans	2	2	—	—	2	10	10	—	—	10
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	2,072	2,072	—	—	2,072	1,828	1,828	—	—	1,828
Fixed maturity securities: Municipal obligation, trading	—	—	—	—	—	43	43	—	43	—
Fixed maturity securities: Municipal obligations, available-for-sale	95	95	—	95	—	96	96	—	96	—
Restricted cash	246	246	246		—	17	17	17	—	—
Loans	1,663	1,663	—	—	1,663	1,829	1,829	—	—	1,829
Derivative assets: Interest rate swaps—asset position	190	190	—	190	—	190	190	—	190	—
Derivative assets: Currency swaps—asset position	36	36	—	36	—	49	49	—	49	—
Total financial assets	$7,022	$7,010	$979	$1,795	$3,850	$6,726	$6,715	$833	$1,615	$3,772
Financial liabilities:
Long term debt, including accrued interest	$983	$697	$—	$679	$18	$1,065	$878	$—	$864	$14
Other liabilities - Derivatives:
Interest rate swaps—liability position	35	35	—	35	—	38	38	—	38	—
Liabilities for net financial guarantees written (2)	292	788	—	—	788	159	476	—	—	476
Variable interest entity liabilities:
Long-term debt (includes $2,710 and $2,788 at fair value)	2,967	2,980	—	2,760	220	3,107	3,145	—	2,992	154
Derivative liabilities: Interest rate swaps—liability position	1,197	1,197	—	1,197	—	1,048	1,048	—	1,048	—
Total financial liabilities	$5,474	$5,697	$—	$4,671	$1,026	$5,418	$5,586	—	4,942	644
(1)Excluded from the fair value measurement categories in the table above are investment funds of $386 and $494 as of December 31, 2023 and 2022, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value measurements in the table above are equity securities with a carrying value of $13 and $12 as of December 31, 2023 and 2022, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
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

Ambac Financial Group, Inc	88	2023 Form 10-K

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
Fixed Maturity Securities
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At December 31, 2023, approximately 2%, 94%, and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2022, approximately 5%, 91%, and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $68 and $67 at December 31, 2023 and 2022, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at December 31, 2023 and 2022 include the following:

December 31,	2023	2022
a. Coupon rate	5.97%	5.98%
b. Average Life	12.80 years	13.46 years
c. Yield	12.00%	12.60%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $19 and $12 at December 31, 2023 and 2022, respectively. Fair value was calculated by discounting cash flows to average maturity of 0.89 years and yield of 11.2% at December 31, 2023, and 1.75 years and a yield of 11.3% at December 31, 2022. Yields used are consistent with the security type and rating.
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

Ambac Financial Group, Inc	89	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Derivative Instruments
Ambac’s derivative instruments primarily comprise interest rate swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and yield curves. The valuation of certain derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative liabilities. Factors considered in estimating the amount of any Ambac credit valuation adjustment ("CVA") on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact was not significant to the fair value of derivatives at both December 31, 2023 or 2022.
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
As of December 31, 2023 Ambac holds warrants to purchase preferred stock of a development stage company. These warrants have a fair value of $1 as of December 31, 2023, determined using a standard warrant valuation model with internally developed input assumptions.
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
Long-term Debt
As of December 31, 2023, long-term debt includes AAC surplus notes and the Ambac UK debt issued in connection with a policy commutation. As further described in Note 12. Long-term Debt the Tier 2 Notes were fully redeemed effective January 15, 2023. The fair values of surplus notes and Tier 2 Notes are classified as Level 2. The fair value of Ambac UK debt is classified as Level 3.
Other Financial Assets and Liabilities
Included in Other assets are loans, the fair values of which are estimated based upon internal valuation models and are classified as Level 3.
Variable Interest Entity Assets and Liabilities
The financial assets and liabilities of Legacy Financial Guarantee Insurance VIEs ("LFG VIEs") consolidated under the Consolidation Topic of the ASC consist primarily of fixed maturity securities and loans held by the VIEs, derivative instruments and notes issued by the VIEs which are reported as long-term debt. As described in Note 11. Variable Interest Entities, these LFG VIEs are securitization entities which have liabilities and/or assets guaranteed by AAC or Ambac UK.
The fair values of LFG VIE long-term debt are based on price quotes received from independent market sources when available. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those instruments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models and classified Level 3. Comparable to the sensitivities of investments in fixed maturity securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for LFG VIE long-term debt.
LFG VIE derivative asset and liability fair values are determined using vendor-developed valuation models, which incorporated observable market data related to specific derivative contractual terms including interest rates, foreign exchange rates and yield curves.
The fair value of LFG VIE fixed maturity securities and loan assets are generally based on Level 2 market price quotes received from independent market sources when available. When LFG VIE asset fair values are not readily available from market quotes, values are estimated internally and classified Level 3. Internal valuations of LFG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 6.3% and 6.8% at December 31, 2023 and 2022, respectively. At December 31, 2023, the range of these discount rates was between 5.3% and 7.8%. At December 31, 2022, the range of these discount rates was between 5.8% and 8.5%.

Ambac Financial Group, Inc	90	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value
The following tables present the changes in the Level 3 fair value category for the periods presented in 2023, 2022 and 2021. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
			VIE Assets and Liabilities
Year ended December 31, 2023	Investments	Derivatives	Investments	Loans	Total
Balance, beginning of period	$79	$26	$1,828	$1,829	$3,762
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	200	142	343
Included in other comprehensive income	3	—	68	100	170
Purchases	6	—	—	—	6
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2)	—	(24)	(274)	(300)
Balance, end of period	$87	$26	$2,072	$1,663	$3,848
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$—	$200	$142	$343
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$3	$—	$68	$100	$170

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
			VIE Assets and Liabilities
Year Ended December 31, 2022	Investments	Derivatives	Investments	Loans	Total
Balance, beginning of period	$91	$70	$3,320	$2,718	$6,199
Total gains/(losses) realized and unrealized:
Included in earnings	1	(38)	(789)	(333)	(1,160)
Included in other comprehensive income	(12)	—	(353)	(279)	(644)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1)	(6)	(349)	(278)	(633)
Balance, end of period	$79	$26	$1,828	$1,829	$3,762
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$1	$(38)	$(789)	$(333)	$(1,160)
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(12)	$—	$(353)	$(279)	$(644)

Ambac Financial Group, Inc	91	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

Level-3 Financial Assets and Liabilities Accounted for at Fair Value
		Other Assets		VIE Assets and Liabilities
Year Ended December 31, 2021	Investments		Derivatives	Investments	Loans	Total
Balance, beginning of period	$78	$1	$84	$3,215	$2,998	$6,376
Total gains/(losses) realized and unrealized:
Included in earnings	1	—	(6)	176	59	230
Included in other comprehensive income	1	—	—	(32)	(26)	(58)
Purchases	13	—	—	—	—	13
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2)	(1)	(8)	(38)	(313)	(362)
Balance, end of period	$91	$—	$70	$3,320	$2,718	$6,199
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(1)	$—	$(6)	$176	$59	$227
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(1)	$—	$—	$(32)	$(26)	$(59)
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income (Expense)
Year Ended December 31, 2023
Total gains (losses) included in earnings for the period	$1	$—	$341	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	—	341	—

Year Ended December 31, 2022
Total gains (losses) included in earnings for the period	$1	$(38)	$(1,123)	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	1	(39)	(1,123)	—

Year Ended December 31, 2021
Total gains (losses) included in earnings for the period	$1	$(6)	$235	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	1	(6)	235	—

6.    FINANCIAL GUARANTEES IN FORCE
Legacy financial guarantees outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Financial guarantees outstanding include the exposure of policies that insure capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bonds. Financial guarantees outstanding exclude the exposures of policies that insure bonds which have been refunded, pre-refunded or synthetically commuted. The gross par amount of financial guarantees outstanding was $26,005 and $27,551 at December 31, 2023 and 2022, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $19,541 and $22,613 at December 31, 2023 and 2022, respectively. As of December 31, 2023, the aggregate amount of financial guarantee insured par ceded to reinsurers under reinsurance agreements was $6,464 with the largest reinsurer accounting for $2,766 or 10.6% of gross par outstanding at December 31, 2023.

Ambac Financial Group, Inc	92	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
As of December 31, 2023 and 2022, the legacy financial guarantee portfolio consisted of the types of guaranteed bonds as shown in the following table:

Net Par Outstanding December 31, (1)	2023	2022
Public Finance:
Housing revenue (2)	$3,443	$5,491
Lease and tax-backed revenue	1,542	1,979
General obligation	1,051	1,301
Other	1,526	1,776
Total Public Finance	7,562	10,547
Structured Finance:
Mortgage-backed and home equity	1,712	1,930
Investor-owned utilities	1,077	1,103
Other	526	579
Total Structured Finance	3,315	3,612
International Finance:
Sovereign/sub-sovereign	4,221	4,077
Investor-owned and public utilities	2,855	2,583
Asset-backed and other	862	1,083
Transportation	726	711
Total International Finance	8,664	8,454
Total	$19,541	$22,613
(1)Net Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond.
(2)Includes $3,371 and $5,400 of Military Housing net par at December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the financial guaranteed portfolio by location of risk was as outlined in the table below:

Net Par Outstanding December 31,	2023	2022
United States	$10,877	$14,159
United Kingdom	7,502	7,223
Italy	576	644
Austria	307	310
Australia	266	259
France	12	14
Other international	1	4
Total	$19,541	$22,613
Gross financial guarantees in force (principal and interest) were $41,733 and $44,734 at December 31, 2023 and 2022, respectively. Net financial guarantees in force (after giving effect to reinsurance) were $29,121 and $34,975 as of December 31, 2023 and 2022, respectively.
In the United States, no state accounted for more than 6% of the total net par outstanding at December 31, 2023. The highest single insured risk represented 4.6% of the total net par amount guaranteed.
7.    INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums
The effect of reinsurance on premiums written and earned was as follows:

Year Ended December 31,	Direct	Assumed	Ceded	Net Premiums
2023:
Written	$249	$40	$244	$44
Earned	224	18	164	78
2022:
Written	$127	$—	$104	$23
Earned	126	—	69	56
2021:
Written	$2	$—	$35	$(33)
Earned	62	—	15	47
Included in net earned premiums are accelerated financial guarantee premium revenues for retired financial guarantee obligations for the years ended December 31, 2023, 2022 and 2021, of $0, $8 and $1, respectively.
The following table summarizes net premiums earned by location of risk:

Year Ended December 31,	2023	2022	2021
United States	65	$41	$27
United Kingdom	11	13	14
Other international	2	3	6
Total	78	$56	$47
Premium Receivables, including Credit Impairments
Premium receivables at December 31, 2023 and 2022 were $290 and $269, respectively.
Below is the gross premium receivable roll-forward, net of the allowance for credit losses, for the affected periods:

Year Ended December 31,	2023	2022	2021
Beginning premium receivable	$269	$323	$370
Premiums written on new business, net of commissions	210	117	10
Premium receipts	(208)	(139)	(43)
Adjustments for changes in expected and contractual cash flows for contracts (1)	6	(31)	(27)
Accretion of premium receivable discount for contracts	8	8	8
Consolidation of VIEs	(1)	—	—
Changes to allowance for credit losses	1	4	8
Other adjustments (including foreign exchange) (2)	4	(12)	(4)
Ending premium receivable (3)	$290	$269	$323
(1)Adjustments for changes in expected and contractual cash flows are primarily due to indexation offset by reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns for financial guarantee policies.

Ambac Financial Group, Inc	93	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
(2)Includes foreign exchange gains/(losses) of $4, ($13) and $(2) for 2023, 2022,and 2021 respectively.
(3)Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At December 31, 2023, 2022 and 2021 premium receivables include British Pounds of $72 (£57), $71 (£59) and $108 (£80), respectively, and Euros of $13 (€12), $14 (€13) and $16 (€14), respectively.
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
Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of December 31, 2023 and 2022:

	Surveillance Categories as of December 31, 2023						Surveillance Categories as of December 31, 2022
Type of Guaranteed Bond	I	IA	II	III	IV	Total	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$131	$3	$5	$—	$—	$139	$140	$3	$5	$—	$—	$148
Other	1	—	—	—	—	1	2	—	—	—	—	2
Total Public Finance	133	3	5	—	—	140	142	3	5	—	—	150

Structured Finance:
Mortgage-backed and home equity	—	—	—	—	11	12	—	—	—	—	11	11
Student loan	—	—	—	7	—	7	1	1	—	7	—	8
Other	4	—	—	—	—	4	4	—	—	—	—	4
Total Structured Finance	4	—	—	7	11	22	5	1	—	7	11	24

International:
Sovereign/sub-sovereign	51	13	—	—	—	64	49	7	—	9	—	64
Investor-owned and public utilities	18	—	—	—	—	18	18	—	—	—	—	18
Other	3	—	—	—	—	3	2	—	—	—	—	2
Total International	72	13	—	—	—	85	70	7	—	9	—	85
Total (1) (2)	$210	$16	$5	$7	$11	$248	$217	$10	$5	$16	$11	$259
(1)    Excludes specialty property and casualty premium receivables of $46 and $16 at December 31, 2023 and 2022, respectively and has recorded an allowance for credit losses of less than a million in both periods.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
Below is a rollforward of the premium receivable allowance for credit losses as of December 31, 2023 and 2022:

Year Ended December 31,	2023	2022	2021
Beginning balance	$5	$9	$17
Current period provision (benefit)	(1)	(4)	(6)
Write-offs of the allowance	—	—	(2)
Recoveries of previously written-off amounts	—	—	—
Ending balance	$4	$5	$9
At December 31, 2023 and 2022, $1 and $0 of premiums were past due.

Ambac Financial Group, Inc	94	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The following table summarizes the future Legacy Financial Guarantee gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at December 31, 2023:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
March 31, 2024	$8	$5
June 30, 2024	6	4
September 30, 2024	7	4
December 31, 2024	5	4
Twelve months ended:
December 31, 2025	26	16
December 31, 2026	25	16
December 31, 2027	24	15
December 31, 2028	23	14
Five years ended:
December 31, 2033	93	55
December 31, 2038	54	28
December 31, 2043	25	9
December 31, 2048	12	4
December 31, 2053	2	1
Total	$310	$173
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

Loss and Loss Adjustment Expense Reserves
Ambac's loss and loss adjustment expense reserves ("loss reserves") are based on management's on-going review of the insured portfolio. Below are the components of the loss and loss adjustment expense reserves and the subrogation recoverable asset at December 31, 2023 and 2022:

	December 31, 2023:					December 31, 2022:
		LFG					LFG
	SPC	Present Value of Expected Net Cash Flow				SPC	Present Value of Expected Net Cash Flow
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss adjustment expense reserves	$197	$779	$(55)	$(28)	$893	$90	$787	$(44)	$(28)	$805
Subrogation recoverable	—	1	(139)	—	(137)	—	5	(276)	—	(271)
Totals	$197	$780	$(194)	$(28)	$756	$90	$791	$(319)	$(28)	$534
SPC = Specialty Property and Casualty, LFG = Legacy Financial Guarantee

Ambac Financial Group, Inc	95	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods.

Year Ended December 31,	2023	2022	2021
Beginning gross loss and loss adjustment expense reserves	$534	$(522)	$(397)
Reinsurance recoverable	115	56	33
Beginning balance of net loss and loss adjustment expense reserves	419	(578)	(430)
Losses and loss expenses (benefit) incurred:
Current year	37	4	—
Prior years	(69)	(401)	(89)
Total (1)(2)	(32)	(397)	(88)
Loss and loss adjustment expenses (recovered) paid:
Current year	4	7	—
Prior years	(194)	(1,867)	59
Total	(190)	(1,860)	59
Foreign exchange effect	—	(2)	—
Ending net loss and loss adjustment expense reserves	577	883	(578)
Impact of VIE consolidation (3)	(7)	(464)	—
Reinsurance recoverable (4)	186	115	56
Ending gross loss and loss adjustment expense reserves	756	534	(522)
(1)Total losses and loss expenses (benefit) includes $(110), $(41) and $5 for the years ended December 31, 2023, 2022 and 2021, respectively, related to ceded reinsurance.
(2)Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W's") by transaction sponsors within losses and loss expenses (benefit) for the Legacy Financial Guarantee Insurance segment. The losses and loss expense (benefit) incurred associated with changes in estimated R&W's for the year ended December 31, 2023, 2022 and 2021 was $0, $(123) and $20, respectively. Refer to Note 1. Background and Business
Description to the Consolidated Financial Statements in this Annual Report on Form 10-K for details of the RMBS litigation settlements reached in October and December 2022.
(3)Ambac consolidated one, three and zero LFG VIEs during the years ended December 31, 2023, 2022 and 2021, respectively as further discussed in Note 11. Variable Interest Entities.
(4)Represents reinsurance recoverable on future loss and loss adjustment expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $8, $0 and $0 as of December 31, 2023, 2022 and 2021, respectively, related to previously presented loss and loss adjustment expenses and subrogation.
For 2023, the favorable development in prior years was largely driven by RMBS recoveries and favorable development related to student loans, partially offset by the negative impact of discount rates on the RMBS portfolio, all in the Legacy Financial Guarantee Insurance segment.
For 2022, the favorable development in prior years was primarily attributable to the Puerto Rico restructuring and favorable RMBS development due to the positive impact of discount rates and the impact of the litigation settlements with Bank of America Corporation and certain affiliates thereof and Nomura Credit & Capital, Inc. as described in Note 1. Background and Business Description to the Consolidated Financial Statements in this Annual Report on Form 10-K; both in the Legacy Financial Guarantee Insurance segment. For 2022, prior years' loss and loss expenses recovered includes $1,687 related the litigation settlement with Bank of America Corporation and certain affiliates thereof.
For 2021, the favorable development in prior years was primarily due to Public Finance credits (largely Puerto Rico) and the RMBS portfolio.
Legacy Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss adjustment expense reserves or subrogation recoverable at December 31, 2023 and 2022, excluding consolidated VIEs. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at December 31, 2023 and 2022 was 3.9% and 3.9%, respectively.

Ambac Financial Group, Inc	96	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Surveillance Categories as of December 31, 2023							Surveillance Categories as of December 31, 2022
	I	IA	II	III	IV	V	Total	I	IA	II	III	IV	V	Total
Number of policies	18	8	9	13	88	5	141	37	6	9	12	93	5	162
Remaining weighted-average contract period (in years) (1)	9	9	13	13	12	7	12	7	19	14	14	12	7	14
Gross insured contractual payments outstanding:
Principal	$429	$1,084	$430	$394	$1,473	$27	$3,838	$709	$200	$459	$1,000	$1,646	$34	$4,047
Interest	75	328	262	139	600	17	1,421	526	198	286	156	565	19	1,750
Total	$505	$1,412	$692	$534	$2,073	$44	$5,259	$1,235	$399	$745	$1,156	$2,210	$53	$5,797
Gross undiscounted claim liability	$1	$19	$41	$324	$772	$44	$1,202	$4	$4	$43	$446	$729	$53	$1,279
Discount, gross claim liability	—	(2)	(7)	(86)	(323)	(8)	(426)	(1)	(1)	(7)	(162)	(316)	(9)	(496)
Gross claim liability before all subrogation and before reinsurance	$1	$17	$34	$239	$450	$36	$777	$3	$3	$36	$284	$413	$43	$783
Less:
Gross RMBS subrogation (2)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(140)	$—	$(140)
Discount, RMBS subrogation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Discounted RMBS subrogation, before reinsurance	—	—	—	—	—	—	—	—	—	—	—	(140)	—	(140)
Less:
Gross other subrogation (3)	(13)	(2)	—	(27)	(208)	(11)	(263)	(14)	(4)	—	(31)	(172)	(12)	(233)
Discount, other subrogation	2	—	—	4	60	3	69	2	—	—	5	42	4	54
Discounted other subrogation, before reinsurance	(11)	(2)	—	(23)	(149)	(8)	(194)	(12)	(3)	—	(26)	(130)	(8)	(179)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$(10)	$15	$34	$215	$301	$28	$583	$(9)	$—	$36	$258	$143	$35	$464
Less: Unearned premium revenue	$—	$(12)	$(4)	$—	$(10)	$(1)	$(28)	$(2)	$(2)	$(5)	$(8)	$(10)	$(1)	$(28)
Plus: Loss expense reserves	—	3	—	—	1	—	4	1	1	—	2	4	—	8
Gross loss and loss adjustment expense reserves	$(10)	$6	$30	$215	$292	$27	$559	$(10)	$(2)	$32	$252	$137	$34	$444
Reinsurance recoverable reported on Balance Sheet (4)	$1	$—	$8	$18	$3	$—	$30	$1	$—	$8	$21	$3	$—	$33
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
(4)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $30 and $33 related to future loss and loss adjustment expenses and $8 and $0 related to presented loss and loss adjustment expenses and subrogation at December 31, 2023 and 2022, respectively.

Representation and Warranty Recoverable
Ambac recorded RMBS R&W subrogation recoverables of $0, ($0 net of reinsurance) and $140, ($140 net of reinsurance) at December 31, 2023 and 2022, respectively. On December 29, 2022, AAC entered into a Settlement Agreement and Release with Nomura Credit & Capital, Inc. whereby the parties settled all RMBS litigation brought by AAC against Nomura and AAC received $140 on January 3, 2023, bringing to a close all of AAC's legacy litigation against RMBS sponsors.
Specialty Property & Casualty Loss Reserves
Claims Development
The following is a summary of loss and loss adjustment expense reserves, including certain components, for the Company’s major product lines by reporting segment at December 31, 2023.

Ambac Financial Group, Inc	97	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)

	Net Loss and Loss Adjustment Expense Reserves	Reinsurance Recoverables on Unpaid Losses	Loss and Loss Adjustment Reserves
Commercial auto	$22	$85	$107
Unallocated loss adjustment expense reserves	5	2	6
Other (1)	14	69	84
Total	41	156	197
(1)Includes $44 related to legacy liabilities obtained from the acquisitions of Providence Washington Insurance Company and the 21st Century Companies. All legacy liabilities remain obligations of affiliates of the sellers through reinsurance and contractual indemnities.
The claim development tables that follow present, by accident year, incurred and cumulative paid claims and allocated claim adjustment expense on a historical basis. This claim development information is presented on an undiscounted, net of reinsurance basis since 2021, Everspan's entry into the Specialty P&C business. The claim development tables also provide the historical average annual percentage payout of incurred claims by age, net of reinsurance, as supplementary information (identified as unaudited in the tables below). The historical average annual percentage payout for incurred claims is subject to variability due to the impact of both large claim activity and subrogation recoveries, among other items.
Commercial Auto

Incurred Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year ended December 31,			IBNR Reserves at December 31, 2023	Cumulative Number of Reported Claims
	2021	2022	2023
	Unaudited
2021	$—	$—	$1	$—	75
2022		8	8	3	1,112
2023			19	10	2,531
		Total	$28

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	Year ended December 31,			Liability for Loss and Loss Adjustment Expenses, Net of Reinsurance
	2021	2022	2023
	Unaudited
2021	$—	$—	$—
2022		1	2	2021 -	Before
2023			4	2023	2021
Total			6	22	—
Total net liability					22

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3
	9.3%	2.9%	10.7%

Other

Incurred Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year Ended December 31,			IBNR Reserves at December 31, 2023	Cumulative Number of Reported Claims
	2021	2022	2023
	Unaudited
2021	$—	$—	$—	$—	0
2022		—	—	—	646
2023			16	8	11,595
Total			$16

Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	Year Ended December 31,			Liability for Loss and Loss Adjustment Expenses, Net of Reinsurance
	2021	2022	2023
	Unaudited
2021	$—	$—	$—
2022		—	—	2021 -	Before
2023			2	2023	2021
Total			2	14	—
Total net liability					14

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Unaudited
Years	1	2	3
	3.1%	0.9%	—%

Methodology for Determining Cumulative Number of Reported Claims
A claim file is created when the Company or the third party claims administrator is notified of an actual demand for payment, notified of an event that may lead to a demand for payment or when it is determined that a demand for payment could possibly lead to a future demand for payment on another coverage on the same policy or on another policy. Claim files are generally created at the claimant by coverage type, depending on the particular facts and circumstances of the underlying event.
For purposes of the claims development tables above, claims reported for direct business are counted even if they eventually close with no loss payment. Note that claims with zero claim dollars may still generate some level of claim adjustment expenses. Claim counts for assumed business are included only to the extent such counts are available. The methods used to summarize claim counts have not changed significantly over the time periods reported in the tables above.
The Company cautions against using the summarized claim count information provided in this disclosure in attempting to project ultimate loss payouts by product line. The Company generally finds claim count data to be useful only on a more granular basis than the aggregated basis disclosed in the claim development tables above, as the risks, average values and other

Ambac Financial Group, Inc	98	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
dynamics of the claim process can vary materially by the cause of loss and coverage within product line.
Reinsurance Recoverables, Including Credit Impairments:
Ambac’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $398 at December 31, 2023. Credit exposure existed at December 31, 2023, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac under the terms of these reinsurance arrangements. At December 31, 2023, there were ceded reinsurance balances payable of $90 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Ambac.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Ambac in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac held letters of credit and collateral amounting to $131 from its reinsurers at December 31, 2023. For those reinsurance counterparties that do not currently post collateral, Ambac's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company ("PWIC") acquisition and the three admitted carriers acquired by Everspan on January 3, 2022 (the "21st Century Companies") were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively, to mitigate any residual risk to these reinsurers.
For 2023, our top three reinsurers represented 74% our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our three most significant reinsurers by amount of reinsurance recoverable as of December 31, 2023.

Reinsurers	Type of Insurance	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	Specialty P&C	A++	$81	$69
QBE Insurance Corporation	Specialty P&C	A	38	38
Assured Guaranty Re Ltd.	Financial Guarantee	AA	25	—
All other reinsurers			50	21
Total recoverables			$195	$128
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
Ambac has uncollateralized credit exposure to reinsurers of $128 and $60 and has recorded an allowance for credit losses of less than a million at December 31, 2023 and December 31, 2022, respectively. The uncollateralized credit exposure to reinsurers includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $44 and $45 at December 31, 2023 and December 31, 2022, respectively. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities.
8.    INSURANCE REGULATORY RESTRICTIONS
United States
AAC is domiciled in the State of Wisconsin and, as such, it is subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”) and is regulated by the OCI as a domestic insurer. Everspan Indemnity and its wholly owned subsidiary, Everspan Insurance Company ("Everspan Insurance"), are domiciled in Arizona and are subject to the insurance laws and regulations of Arizona (the “Arizona Insurance Laws”) and are regulated by the Arizona Department of Insurance and Financial Institutions as domestic insurers. The other subsidiaries of Everspan Insurance (Providence Washington Insurance Company, Greenwood Insurance Company, Consolidated National Insurance Company and Consolidated Specialty Insurance Company; together with Everspan Insurance, the "Everspan Admitted Carriers") are domiciled in various States and are therefore subject to the insurance laws and regulations of their respective States of domicile (together with the Wisconsin Insurance Laws and the Arizona Insurance Laws, the “State Insurance Laws”) and regulated by the insurance departments of those States as domestic insurers. In addition, AAC and the Everspan Admitted Carriers are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed and operate as foreign insurers.
Insurance laws and regulations applicable to insurers vary by jurisdiction, but the insurance laws and regulations applicable to our insurance carriers generally require them to maintain minimum standards of business conduct and solvency; to meet certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership, financial condition (such as risk-based capital), corporate governance and enterprise risk. AAC, because it is a financial guarantee insurer, is not subject to risk-based capital requirements. As a run-off financial guarantor, AAC has been operating under the Stipulation and Order required by OCI. OCI has developed and implemented OCI's Runoff Capital Framework to assist OCI with decision making related to capital and liquidity management at AAC. OCI cannot require AFG or any other Ambac entity to contribute capital to or otherwise support AAC. See Note 1. Background and Business Description for additional information.

Ambac Financial Group, Inc	99	2023 Form 10-K

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
The domiciliary regulators have primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings. Additionally, the accounts and operations of AAC, Everspan Indemnity and the Everspan Admitted Carriers are subject to individual periodic comprehensive financial examinations by their domestic regulators, and may be examined collectively by the lead regulator of the affiliated insurance company group.
In December 2020, Everspan Insurance completed its re-domestication from Wisconsin to Arizona and obtained broad authority to write property and casualty insurance (while contemporaneously surrendering its authority to write financial guaranty insurance) in Arizona. Everspan Insurance thereafter sought similar amendments to its certificates of authority in all other states. Everspan Indemnity and the Everspan Admitted Carriers (collectively, "Everspan") are subject to risk-based capital requirements.
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
In addition to the legal restrictions applicable to AAC as described herein, pursuant to the terms of the Settlement Agreement and the Stipulation and Order, AAC must seek prior approval by OCI of certain corporate actions. The Settlement Agreement and Stipulation and Order include covenants which restrict the operations of AAC. The Settlement Agreement will remain in force until the surplus notes that were issued pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full. The Stipulation and Order will remain in force for so long as OCI determines it to be necessary. Certain of the restrictions in the Settlement Agreement may be waived with the approval of the OCI and/or the requisite percentage of holders of AAC's surplus notes. See Note 1. Background and Business Description for additional information.
Although not domiciled in New York, AAC is nevertheless subject to the New York insurance law governing financial guarantee insurers. New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including AAC. The New York financial guarantee insurance law also establishes single and aggregate risk limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. At December 31, 2023, AAC is in compliance with applicable aggregate risk limits and applicable single risk limits.
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
Statutory policyholder surplus differs from stockholder's equity determined under GAAP principally due to statutory accounting rules that treat financial guarantee premiums and loss reserves, investments, net acquisition costs, consolidation of subsidiaries or variable interest entities and surplus notes differently.
The following are details of statutory surplus for AAC and Everspan Indemnity:
•AAC’s statutory policyholder surplus was $897 at December 31, 2023, as compared to $598 as of December 31, 2022.
•Everspan Indemnity has statutory policyholder surplus of $108 as of December 31, 2023 as compared to $107 as of December 31, 2022.
Everspan does not have permitted or additional prescribed practices at December 31, 2023 or December 31, 2022.
The OCI has prescribed additional practices and has permitted accounting practices for AAC. As a result of the prescribed and permitted practices discussed below, AAC’s statutory surplus at December 31, 2023 and 2022 was lower by $24 and higher by

Ambac Financial Group, Inc	100	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
$90, respectively, than if AAC had reported such amounts in accordance with NAIC SAP.
Additional Prescribed Accounting Practices
AAC:
OCI has prescribed the following accounting practices that differ from NAIC SAP for AAC:
•Paragraph 8 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of each calendar year. Additionally, in accordance with paragraph 13.e of Statutory Accounting Principles No. 97 "Investments in Subsidiary, Controlled and Affiliated Entities" and paragraph 8 of Statutory Accounting Principles No. 5R “Liabilities, Contingencies and Impairments of Assets - Revised”, AAC records probable losses on its subsidiaries for which it guarantees their obligations. AAC also discounts probable losses on guarantees of subsidiary obligations using a discount rate equal to the average rate of return on its admitted assets. AAC’s average rates of return on its admitted assets at December 31, 2023 and 2022 were 5.86% and 3.22%, respectively. OCI has directed AAC to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its probable losses on subsidiary guarantees.
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
United States
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

Ambac Financial Group, Inc	101	2023 Form 10-K

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
Due to losses experienced by AAC, AAC has been unable to pay ordinary dividends to AFG since 2008 and will be unable to pay common dividends in 2024 without the prior consent of the OCI, which is extremely unlikely. AAC’s ability to pay dividends is further restricted by the Settlement Agreement (as described below), by the terms of its AMPS (as described below) and by the Stipulation and Order, and decisions by OCI concerning dividends or other releases of capital in respect of AAC's debt and equity will be affected by OCI's Runoff Capital Framework. See Note 1. Background and Business Description for further information. Accordingly, AAC's ability to pay dividends to AFG and the timing thereof remain subject to substantial uncertainty.
•Pursuant to the Settlement Agreement, AAC may not make any “Restricted Payment” (which includes dividends from AAC to Ambac) in excess of $5 in the aggregate per annum, other than Restricted Payments from AAC to Ambac in an amount up to $7.5 per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of AAC's surplus notes would also need to be redeemed at par.
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
•OCI's Runoff Capital Framework and decisions based thereon may affect AAC's ability to pay dividends to AFG.
United Kingdom
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
While the UK insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s and FCA’s rules governing capital extraction by insurance firms in run off require Ambac UK to consider its future capital requirements over a 3 to 5 year period in both base case and downside stress scenarios before declaring a dividend. Ambac UK annually prepares these forecasts and stress tests as part of its regulatory submissions to the PRA each April. If the stress tests and forecasts show adequate liquidity and regulatory capital buffers then, subject to PRA approval, it may be possible for Ambac UK to pay dividends to AAC within the coming twelve month period.

Ambac Financial Group, Inc	102	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
9.    DERIVATIVE INSTRUMENTS
The following tables summarize the location and gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets, as of December 31, 2023 and 2022.

	December 31, 2023:					December 31, 2022:
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
Interest rate swaps	$25	$—	$25	$—	$25	$27	$—	$27	$—	$27
Warrants	1	—	1	—	1	1	—	1	—	1
Total non-VIE derivative assets	$26	$—	$26	$—	$26	$28	$—	$27	$—	$27
Other liabilities:
Interest rate swaps	$35	$—	$35	$35	$—	$38	$—	$38	$38	$—
Total non-VIE derivative liabilities	$35	$—	$35	$35	$—	$38	$—	$38	$38	$—
Variable interest entities assets: Derivative and other assets:
Interest rate swaps	$190	$—	$190	$190	$—	$190	$—	$190	$—	$190
Currency swaps	36	—	36	36	—	$49	$—	$49	$—	$49
Total VIE derivative assets	$226	$—	$226	$226	$—	$239	$—	$239	$—	$239
Variable interest entities liabilities: Derivative liabilities:
Interest rate swaps	$1,197	$—	$1,197	$—	$1,197	$1,048	$—	$1,048	$—	$1,048
Total VIE derivative liabilities	$1,197	$—	$1,197	$—	$1,197	$1,048	$—	$1,048	$—	$1,048
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $23 and $6 as of December 31, 2023 and 2022, respectively. Amounts representing an obligation to return cash collateral were $235 and $0 as of December 31, 2023 and 2022, respectively and are reported in "Variable interest entity liabilities: Other liabilities".
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss) – Year Ended December 31,
		2023	2022	2021
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on derivative contracts	(1)	65	13
Warrants	Net gains (losses) on derivative contracts	—	1	—
Futures contracts	Net gains (losses) on derivative contracts	—	62	9
Total Non-VIE derivatives		(1)	129	22
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	(1)	24	2
Interest rate swaps	Income (loss) on variable interest entities	(62)	541	(152)
Total Variable Interest Entities		(63)	565	(150)
Total derivative contracts		$(64)	$694	$(128)

Interest Rate Derivatives
AFS provided interest rate derivatives to financial guarantee customers and used derivatives to provide a partial hedge against interest rate risk in AAC's insurance and investment portfolios. Since June 30, 2023, AFS's only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges.
As of December 31, 2023 and 2022, the notional amounts of AFS's derivatives are as follows:

	Notional - December 31,
Type of Derivative	2023	2022
Interest rate swaps—pay-fixed/receive-variable	$141	$989
Interest rate swaps—receive-fixed/pay-variable	167	337

Ambac Financial Group, Inc	103	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Warrants:
At December 31, 2023 and 2022, Ambac holds warrants to purchase preferred stock of a development stage company.
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of December 31, 2023 and 2022, were as follows:

	Notional - December 31,
Type of VIE Derivative	2023	2022
Interest rate swaps—receive-fixed/pay-variable	$1,662	$1,573
Interest rate swaps—pay-fixed/receive-variable	864	887
Currency swaps	149	176
Contingent Features in Derivatives Related to Ambac Credit Risk
Certain interest rate swaps remain with professional swap-dealer counterparties executed under standardized derivative documents including collateral support and master netting agreements. Under these agreements, Ambac is required to post collateral in the event net unrealized losses exceed predetermined threshold levels. Additionally, given that AAC is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.
As of December 31, 2023 and 2022, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $35 and $38, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $50 and $54, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on December 31, 2023, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
10.    GOODWILL AND INTANGIBLE ASSETS
The following table presents a rollforward of goodwill at December 31, 2023 and 2022.

December 31,	2023	2022
Beginning balance	$61	$46
Business acquisitions	9	15
Impairments	—	—
Ending balance	$70	$61
Intangible asset and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

December 31,	2023	2022
Finite-lived Intangible Assets:
Insurance intangible:
Gross carrying value	$1,258	$1,247
Accumulated amortization	1,013	981
Net insurance intangible asset	245	266
Other intangibles:
Gross Carrying value	57	52
Accumulated amortization	10	6
Net other intangible assets	47	47
Total finite-lived intangible assets	$292	$312
Indefinite-lived Intangible Assets:
Insurance licenses	$14	$14
Total intangible assets	$307	$326
Amortization Expense:
Amortization expense is included in the Consolidated Statements of Total Comprehensive Income (Loss), as shown below.

Year ended December 31,	2023	2022	2021
Insurance intangible	$25	44	$52
Other intangibles	4	3	3
Total	$29	$47	$55
The estimated future amortization expense for finite-lived intangible assets is as follows:

Amortization Expense	Insurance Intangible Asset (1)	Other Intangible Assets (1)	Total
2024	$26	$5	$30
2025	24	4	28
2026	22	4	26
2027	20	4	24
2028	18	4	22
Thereafter	136	26	162
(1)The weighted-average insurance intangible amortization and other intangible amortization periods are 7.1 years and 5.3 years, respectively.
11.    VARIABLE INTEREST ENTITIES
Ambac, with its subsidiaries, has engaged in transactions with variable interest entities ("VIEs") in various capacities.
•AAC and Ambac UK provide financial guarantees for various debt obligations issued by special purpose entities, including VIEs ("LFG VIEs");
•Ambac sponsors special purpose entities that issued notes to investors for various purposes; and
•AAC and Ambac UK invest in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and their ownership interest is generally insignificant to the VIE and/or they do not have rights that direct the activities that are most significant to such VIE.

Ambac Financial Group, Inc	104	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
LFG VIEs
AAC and Ambac UK provide financial guarantees in respect of assets held or debt obligations of VIEs. AAC and Ambac UK’s primary variable interest exists through this financial guarantee insurance. The transaction structures provide certain financial protection to AAC or Ambac UK. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, AAC or Ambac UK will obtain certain control rights that enable them to remediate losses. These rights may enable them to direct the activities of the entity that most significantly impact the entity’s economic performance. Under the Stipulation and Order, AAC is required to obtain OCI approval with respect to the exercise of certain significant control rights in connection with policies that had previously been allocated to the Segregated Account. Accordingly, AAC does not have the right to direct the most significant activities of those LFG VIEs.
•We determined that AAC or Ambac UK generally have the obligation to absorb a LFG VIE's expected losses given that they have issued financial guarantees supporting certain liabilities (and in some cases certain assets). As further described below, Ambac consolidates certain LFG VIEs in cases where we also have the power to direct the activities that most significantly impact the VIE’s economic performance due to one or more of the following: (i) the transaction experiencing deterioration and breaching performance triggers, giving AAC or Ambac UK the ability to exercise certain control rights, (ii) AAC or Ambac UK being involved in the design of the VIE and receiving control rights from its inception, such as may occur from loss remediation activities, or (iii) the transaction not experiencing deterioration, however due to the passive nature of the VIE, AAC or Ambac UK's contingent control rights upon a future breach of performance triggers is considered to be the power over the most significant activity.
•A VIE is generally deconsolidated in the period that AAC or Ambac UK no longer has such control rights, which could occur in connection with the execution of remediation activities on the transaction or amortization of insured exposure, either of which may reduce the degree of control over a VIE.
•Assets and liabilities of LFG VIEs that are consolidated are reported within Variable interest entity assets or Variable interest entity liabilities on the Consolidated Balance Sheets.
•The election to use the fair value option is made on an instrument by instrument basis. Generally, Ambac has elected the fair value option for consolidated LFG VIE financial assets and financial liabilities, except in cases where AAC or Ambac UK was involved in the design of the VIE and was granted control rights at its inception or when the financial liabilities are primarily supported by non-financial assets.
◦When the fair value option is elected, changes in the fair value of the LFG VIE's financial assets and liabilities are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive
Income (Loss), except for the portion of the total change in fair value of financial liabilities caused by changes in the instrument-specific credit risk which is presented separately in Other comprehensive income (loss).
◦In cases where the fair value option has not been elected, the LFG VIE's invested assets are fixed maturity securities and are classified as either available-for-sale or trading as defined by the Investments - Debt Securities Topic of the ASC. Available-for-sale assets are reported in the financial statements at fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. Trading assets are reported at fair value with unrealized gains and losses reflected within net income. When the fair value option has not been elected for LFG VIE long term debt obligations, the debt is carried at par less unamortized discount. Income from the LFG VIE's securities (including investment income, realized gains and losses and credit impairments as applicable) and interest expense on long term debt are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).
•Upon initial consolidation of a LFG VIE, Ambac recognizes a gain or loss in earnings for the difference between: (i) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and (ii) the net amount of the assets and liabilities consolidated, measured on a fair value basis except for contract assets and liabilities which are measured at the date of consolidation consistent with the accounting under the revenue recognition standard. Upon deconsolidation of a LFG VIE, Ambac recognizes a gain or loss for the difference between: (i) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and (ii) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).
•The impact of consolidating such LFG VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated LFG VIEs and AAC or Ambac UK and the inclusion of the LFG VIE’s third party assets and liabilities. For a financial guarantee insurance policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services — Insurance Topic of the ASC. Consequently, upon consolidation, Ambac eliminates the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets. Such insurance assets and liabilities may include premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable, unearned premiums, loss and loss expense reserves, ceded premiums payable and insurance intangible assets. For investment securities owned by AAC or Ambac UK that

Ambac Financial Group, Inc	105	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
are debt instruments issued by the VIE, the associated debt and investment balances are eliminated upon consolidation.
LFG VIEs which are consolidated may include recourse and non-recourse liabilities. LFG VIEs' liabilities that are insured by AAC or Ambac UK are with recourse, because the AAC or Ambac UK guarantees the payment of principal and interest in the event the issuer defaults. LFG VIEs' liabilities that are not insured by the AAC or Ambac UK are without recourse, because AAC or Ambac UK has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these instruments. AAC or Ambac UK’s economic exposure to consolidated LFG VIEs is limited to the financial guarantees issued for recourse liabilities and any additional variable interests held by them. Additionally, AAC or Ambac UK’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between AAC or Ambac UK and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated LFG VIEs are attributable to AAC or Ambac UK’s interests through financial guarantee premium and loss payments with the VIE.
The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

December 31,	2023			2022
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$2,072	$—	$2,072	$1,828	$—	$1,828
Municipal obligations, trading	—	—	—	—	43	43
Municipal obligations, available-for-sale (1)	—	95	95	—	96	96
Total LFG VIE fixed maturity securities, at fair value	2,072	95	2,167	1,828	139	1,967
Restricted cash	245	1	246	1	16	17
Loans, at fair value (2)	1,663	—	1,663	1,829	—	1,829
Derivative assets	226	—	226	239	—	239
Other assets, including contract assets	90	2	92	—	2	2
Total LFG VIE assets	$4,296	$98	$4,394	$3,896	$157	$4,054
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$2,710	$—	$2,710	$2,788	$—	$2,788
Long-term debt, at par less unamortized discount	99	159	258	—	319	319
Total long-term debt	2,808	159	2,967	2,788	319	3,107
Derivative liabilities	1,197	—	1,197	1,048	—	1,048
Cash collateral payable	235	—	235	—	—	—
Other liabilities	4	1	5	—	5	5
Total LFG VIE liabilities	$4,244	$160	$4,404	$3,836	$324	$4,160
Number of LFG VIEs consolidated	4	2	6	5	4	9
(1)Available-for-sale LFG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $88 and $99 at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023, there were $7 aggregate gross unrealized gains and $0 aggregate gross unrealized losses. At December 31, 2022, there were $1 aggregate gross unrealized gain and $(4) aggregate gross unrealized losses. All such securities had contractual maturities due after ten years as of December 31, 2023.
(2)The unpaid principal balances of loan assets carried at fair value were $1,787 and $1,977 as of December 31, 2023 and 2022, respectively.
(3)The unpaid principal balances of long-term debt carried at fair value were $2,952 and $3,064 as of December 31, 2023 and 2022, respectively.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

Year ended December 31,	2023	2022	2021
Net change in fair value of VIE assets and liabilities reported under the fair value option	$4	$—	$4
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	—	(1)	1
Net change in fair value of VIE assets and liabilities reported in earnings under the fair value option	5	(1)	5
Investment income (loss)	7	(4)	6
Net realized investment gains (losses) on available-for-sale securities	1	2	2
Interest expense on long-term debt carried at par less unamortized cost	(12)	(12)	(6)
Other expenses	(1)	(1)	(1)
Gain (loss) from consolidating VIEs	4	37	—
Income (loss) on variable interest entities	$3	$21	$7

Ambac Financial Group, Inc	106	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Ambac consolidated an additional one, three and zero LFG VIEs during the years ended December 31, 2023, 2022 and 2021, respectively. Ambac deconsolidated four, zero and zero LFG VIEs during the years ended December 31, 2023, 2022 and 2021, respectively. No gains or losses resulted from the deconsolidations.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of December 31, 2023 and 2022:

	December 31, 2023:				December 31, 2022:
	Carrying Value of Assets and Liabilities				Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)

Global structured finance:
Mortgage-backed—residential	$2,391	$135	$432	$—	$2,559	$266	$400	$—
Other consumer asset-backed	540	5	200	—	652	6	225	—
Other	433	2	2	—	430	2	2	1
Total global structured finance	3,364	141	634	—	3,642	274	628	1
Global public finance	17,498	209	202	—	17,997	216	212	—
Total	$20,861	$351	$836	$—	$21,639	$490	$840	$1
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
Ambac Sponsored Non-consolidated VIEs
On July 6, 2021, Sitka Holdings, LLC ("Sitka"), a wholly-owned subsidiary of AFG and Ambac's then newly formed non-consolidated VIE, issued the Sitka Senior Secured Notes. Ambac's debt obligation to Sitka was reported within Long-term debt on the Consolidated Balance Sheets. The Sitka Senior Secured Notes were fully redeemed effective as of October 29, 2022.
12.    LONG-TERM DEBT
Long-term debt outstanding, excluding VIE long-term debt, was as follows:

December 31,	2023			2022
	Par Value	Unamortized Discount	Carrying Value	Par Value	Unamortized Discount	Carrying Value
Ambac Assurance:
5.1% Surplus Notes	$519	$(28)	$491	$519	$(42)	$477
Tier 2 Notes	—	—	—	146	—	146
Ambac UK Debt	41	(24)	17	41	(25)	16
Long-term debt	$560	$(52)	$508	$706	$(67)	$639

Aggregated annual maturities of non-VIE long-term debt obligations (based on scheduled maturity dates as further discussed below) are as follows:

2024	$519	(1)
2025	—
2026	—
2027	—
2028	—
Thereafter	41
Total	$560
(1)    Surplus Notes had a scheduled maturity date of June 7, 2020. OCI declined the request of Ambac Assurance to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on June 7, 2020, June 7, 2021, June 7, 2022, and June 7 2023. As a result, the payment date for principal of the surplus notes was extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment at 5.1% per annum. Included in the table above is the potential principal payment at the next scheduled payment date of June 7, 2024.

Ambac Financial Group, Inc	107	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Surplus Notes
Ambac Assurance's surplus notes, with a par amount of $519 and $519 at December 31, 2023 and 2022, respectively, had a scheduled maturity of June 7, 2020, which has been extended until OCI grants approval to pay the principal of the surplus notes. The discount on surplus notes outstanding as of December 31, 2023, is being accreted into income at a weighted average effective interest rate of 6.6%.
Surplus note principal and interest payments require the approval of OCI. In May 2023, OCI declined the request of AAC to pay the principal amount of the surplus notes, plus all accrued and unpaid interest thereon, on the then next scheduled payment date of June 7, 2023. As a result, the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes was extended until OCI grants approval to make the payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. The interest on the outstanding surplus notes were accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding to third parties was $475 at December 31, 2023. As required by the terms of surplus notes, AAC will continue to seek OCI’s approval to make payments of principal and interest on its surplus notes. OCI’s approval may be granted or denied in OCI’s sole discretion. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments. Ambac can provide no assurance as to when or if surplus note principal and interest payments will be made. If OCI does not approve payments on or the acquisition of surplus notes over time, the ongoing accretion of interest on the notes may impair AAC's ability to extinguish the notes in full. Surplus notes are subordinated in right of payment to policyholder and other claims.
Tier 2 Notes
The Tier 2 Notes, issued on February 12, 2018, had a par value of $0 and $146 (including paid-in-kind interest of $0 and $49) at December 31, 2023 and 2022, respectively, and had a legal maturity of February 12, 2055. Interest on the Tier 2 Notes was at an annual rate of 8.50%. Other than upon payment of principal at redemption or maturity, interest payments were not due in cash on interest payment dates and were paid-in-kind and compounded on the last day of each calendar quarter. The Tier 2 Notes were recorded at a discount to par as any consideration paid that was directly related to the issuance of the Tier 2 Notes was capitalized and was part of the effective yield calculation. Ambac accreted the discount on the Tier 2 Notes into earnings at an effective interest rate of 9.9%.
Ambac UK Debt
The Ambac UK debt, issued in connection with the commutation of an exposure on June 18, 2019, has a par value of $41 and $41 at December 31, 2023 and 2022, and a legal maturity of May 2, 2036. Interest on the Ambac UK debt is at an annual rate of 0.00%. The Ambac UK debt was recorded at its fair value at the date of issuance. The discount on the debt is currently being accreted into income at an effective interest rate of 7.4%.
Debt Redemptions and Extinguishments
Net realized gains (losses) on extinguishment of debt reported in the Consolidated Statements of Total Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021were $0, $81 and $33, respectively.
In 2021, Sitka, issued $1,175 par amount of LIBOR plus 4.5% senior secured notes due 2026 (the “Sitka Senior Secured Notes”). In connection with the issuance and sale of the Sitka Senior Secured Notes, AAC issued a secured note to Sitka in the same amount and with the same interest rate and maturity date as the Sitka Senior Secured Notes (the "Sitka AAC Note"). Effective October 29, 2022, the Sitka AAC Note and Sitka Senior Secured Notes were wholly redeemed for $1,218 (a price equal to 103% of the principal amount plus accrued and unpaid interest) from the proceeds from the BOA Settlement Payment. Ambac recorded a loss of $53, the difference between the carrying value of the Sitka AAC Note and the redemption amount paid, excluding accrued interest.
The Tier 2 Notes were partially redeemed on October 29, 2022, by approximately $213 from the BOA Settlement Payment and fully redeemed on January 15, 2023, primarily from the Nomura Settlement Payment. No gain or loss was recorded on the redemptions of the Tier 2 Notes. Refer to Note 1. Background and Business Description for further description of the BOA Settlement Payment and Nomura Settlement Payment.
During the year ended December 31, 2022, surplus notes with aggregate par amount of $266 were acquired from third party holders at prices below the carrying value of the surplus notes including accrued interest, resulting in a gain of $134.
During the year ended December 31, 2021, purchase agreements were executed under which AAC issued $280 aggregate principal amount (and the associated amount of accrued and unpaid interest thereon) to acquire all its remaining outstanding junior surplus notes. The Company recorded a gain of $33 arising from these purchases of junior surplus notes below their carrying values.
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

Ambac Financial Group, Inc	108	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
consolidated as a result of the financial guarantee provided by Ambac was $3,655 and $3,388 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the ranges of final maturity dates of the outstanding long-term debt associated with these VIEs were December 2030 to August 2054 and December 2025 to August 2054, respectively. As of December 31, 2023 and 2022, the interest rates on these VIEs’ long-term debt ranged from 0.00% to 22.20% and 0.00% to 7.93%, respectively. Aggregated annual maturities of VIE long-term debt following December 31, 2023 are: 2024-$0; 2025-$0; 2026-$0; 2027-$0; 2028-$0; Thereafter-$3,655.
13.    REVENUES FROM CONTRACTS WITH CUSTOMERS
As further described in the Revenue Recognition section of Note 2. Basis of Presentation and Significant Accounting Policies, the Insurance Distribution businesses and a consolidated VIE have contracts that are subject to the Revenue from Contracts with Customers Topic of the ASC.
The following table presents Insurance Distribution commission revenue recognized disaggregated by policy type for the years ended December 31, 2023, 2022 and 2021 :

Year ended December 31,	2023	2022	2021
Employer stop loss	$11	$9	$8
Affinity products	22	19	18
Commercial auto	12	2	—
Marine	3	—	—
Professional liability	3	—	—
Other	1	—	—
Total	51	$31	$26
During the years ended December 31, 2023, 2022 and 2021, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $5, $6 and $8, respectively.
As the VIE was consolidated on December 31, 2023, revenues have not yet been recognized.
Receivables, Contract Assets and Liabilities
The balances of receivables, contract assets and contract liabilities with customers were as follows:

December 31,	2023	2022
Receivables	$10	$7
Contract assets	95	5
Contract liabilities	1	1

Insurance Distribution
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
Contract liabilities represent advance consideration received from customers related to Employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of  $1, $1 and $1, respectively.
Consolidated VIE
Contract assets of $87 represent future consideration related to service concession payments for already completed services that were recognized as revenue but are not yet due. There are no contract liabilities.
The change in contract assets during the year ended December 31, 2023, was primarily due to the newly consolidated VIE.

Ambac Financial Group, Inc	109	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
14.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Year Ended December 31, 2023:					Year ended December 31, 2022:
	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(71)	$3	$(184)	$(1)	$(253)	$154	$4	$(100)	$(1)	$58
Other comprehensive income (loss) before reclassifications	31	3	40	—	74	(211)	—	(85)	—	(296)
Amounts reclassified from accumulated other comprehensive income (loss)	21	(1)	—	—	19	(14)	(1)	—	—	(15)
Net current period other comprehensive income (loss)	51	2	40	—	93	(225)	(1)	(85)	—	(310)
Ending balance	$(20)	$5	$(144)	$(1)	$(160)	$(71)	$3	$(184)	$(1)	$(253)
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
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Year Ended December 31,
	2023	2022
Unrealized Gains (Losses) on Available-for-Sale Securities (1)
	$22	$(17)	Net realized investment gains (losses)
	(2)	3	Provision for income taxes
	$21	$(14)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(1)	$(1)	Other income
Actuarial gains (losses)	(1)	—	Other income
	(1)	(1)	Total before tax
	—	—	Provision for income taxes
	$(1)	$(1)	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$—	$—	Credit risk changes of fair value option liabilities
	—	—	Provision for income taxes
	—	—	Net of tax and noncontrolling interest
Total reclassifications for the period	$19	$(15)	Net of tax and noncontrolling interest
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
15.    NET INCOME PER SHARE
As of December 31, 2023, 45,195,370 shares of AFG's common stock (par value $0.01) were issued and outstanding. Common shares outstanding increased by 221,613, during the year ended December 31, 2023, primarily due to settlements of employee restricted and performance stock units, partially offset by share repurchases. For the three years ended December 31, 2023, 2022 and 2021, 1,503, 0 and 132 warrants were exercised, respectively, resulting in an issuance of 29, 0 and 4 shares of common stock, respectively. As of April 30, 2023, all of AFG's outstanding warrants expired without being exercised.
Share Repurchases
On March 29, 2022, AFG's Board of Directors approved a share repurchase program authorizing up to $20 in share repurchases, with an expiration date of March 31, 2024, which may be terminated at any time. On May 5, 2022, the Board of Directors authorized an additional $15 in share repurchase. As of December 31, 2023, AFG repurchased 1,930,384 shares (including 325,068 shares in 2023) for $19 with an average purchase price of $9.70 per share, bringing the total unused authorized amount to $16.

Ambac Financial Group, Inc	110	2023 Form 10-K

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
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

Year ended December 31,	2023	2022	2021
Net income (loss) attributable to common stockholders	$4	$522	$(17)
Adjustment to redemption value (ASC 480)	5	3	(12)
Numerator of basic and diluted EPS	$8	$525	$(28)
Per Share:
Basic	$0.18	$11.48	$(0.61)
Diluted	$0.18	$11.31	$(0.61)
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
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

Year Ended December 31,	2023	2022	2021
Basic weighted average shares outstanding	45,636,649	45,719,906	46,535,001
Effect of potential dilutive shares (1):
Warrants	—	—	—
Restricted stock units	164,752	144,194	—
Performance stock units (2)	739,305	550,730	—
Diluted weighted average shares outstanding	46,540,706	46,414,830	46,535,001
Anti-dilutive shares excluded from the above reconciliation
Warrants	—	4,877,617	4,877,653
Restricted stock units	135,058	177,119	475,333
Performance stock units (2)	—	—	700,915
(1)For the year ended December 31, 2021, Ambac had a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.
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
16.    INCOME TAXES
AFG files a consolidated Federal income tax return with its subsidiaries. AFG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2013
New York City	2018
United Kingdom	2020
Italy	2019
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

Year Ended December 31,	2023	2022	2021
U.S.	$(29)	$511	$(32)
Foreign	41	13	34
Total	$12	$525	$2
Provision (Benefit) for Income Taxes
The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2023	2022	2021
Current taxes
U.S. state and local	$1	$—	$2
Foreign	8	7	10
Total current taxes	8	6	12
Deferred taxes
Domestic	(2)	—	—
Foreign	1	(4)	6
Total deferred taxes	$(1)	$(4)	$6
Provision for income taxes	$7	$2	$18

Ambac Financial Group, Inc	111	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2023, 2022 and 2021 is as follows:

Year Ended December 31,	2023	2022	2021
Total income taxes charged to net income	$7	$2	$18
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities, including foreign exchange	12	(47)	(3)
Change in retirement benefits	(1)	—	—
Credit Risk Changes to Fair Value Options	—	—	—
Valuation allowance to equity	(9)	41	1
Total charged to stockholders’ equity:	2	(6)	(2)
Total effect of income taxes	$9	$(4)	$16
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The tax provisions in the accompanying Consolidated Statements of Total Comprehensive Loss reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

Year Ended December 31,	2023		2022		2021
Tax on income (loss) at statutory rate	$3	21%	$110	21%	$—	21%
Changes in expected tax resulting from:
Tax-exempt interest	—	—%	(1)	—%	(2)	(114)%
Foreign taxes	9	70%	4	1%	8	448%
State Income Taxes	—	(1)%	(1)	—%	14	794%
Return to Provision	15	118%	—	—%	—	—%
Variable Interest Entities	(24)	(197)%	25	5%	—	—%
Valuation allowance	2	13%	(131)	(25)%	(4)	(230)%
Other, net	4	35%	(4)	(1)%	1	72%
Tax expense on income (loss)	$7	60%	$2	1%	$18	991%
Unrecognized Tax Positions
The Company had no material unrecognized tax benefits at December 31, 2023 and 2022.
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2023 and 2022, are presented below:

December 31,	2023	2022
Deferred tax liabilities:
Insurance intangible	$51	$56
Unearned premiums and credit fees	23	24
Variable interest entities	—	4
Other	3	1
Total deferred tax liabilities	77	85
Deferred tax assets:
Net operating loss carryforward	714	725
Interest expense carryforward	58	66
Loss reserves	42	38
Debentures	22	15
State capital loss carryforward	8	8
Compensation	5	6
Investments	—	6
Other	4	4
Subtotal deferred tax assets	853	867
Valuation allowance	795	796
Total deferred tax assets	58	70
Net deferred tax liability	$19	$15
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient U.S. federal, state and/or local taxable income to recover the deferred tax operating assets and therefore maintains a full valuation allowance. The remaining net deferred tax liability of $19 is attributable to Ambac U.K. and is classified in other liabilities on the Consolidated Balance Sheet.
NOL & Investment Interest Carryforward
As of December 31, 2023, the Company has (i) $3,400 of NOLs, which if not utilized will begin expiring in 2030, and will fully expire in 2042, and (ii) $274 of interest expense tax deduction carryover, which has an indefinite carryforward period but is limited in any particular year based on certain provisions.
17.    EMPLOYMENT BENEFIT PLANS
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

Ambac Financial Group, Inc	112	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
outstanding awards granted under the 2013 Plan that subsequently terminate by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares become available for awards under the 2020 Plan.
On June 24, 2021, the Compensation Committee of Ambac's Board of Directors adopted the Ambac Financial Group, Inc. Executive Stock Deferral Plan (the “Stock Deferral Plan”). Under the Stock Deferral Plan, certain executives of AFG and its subsidiaries who are designated by the compensation committee as eligible to participate in the Stock Deferral Plan may elect to defer the settlement of all or a portion of the RSU (as defined below) awards and PSU (as defined below) awards that are granted to the executives to a future date(s) selected by the executive. Deferred awards under the Stock Deferral Plan (and any related dividend equivalents) will continue to be paid in shares of common stock of AFG, which will be issued under the 2020 Plan, provided that any dividend equivalents credited on a participant’s deferred awards in respect of cash dividends paid by AFG will be paid to the participant in cash. At the discretion of the Compensation Committee of the Board of Directors, RSU and PSU awards may be settled in cash based on the closing price of AFG's common stock on the last business day prior to the settlement date. The Stock Deferral Plan is not funded, and deferred awards under the Stock Deferral Plan are not segregated from the Company’s general assets.
The amount of stock-based compensation expense and corresponding after-tax expense are as follows:

Year Ended December 31,	2023	2022	2021
Restricted stock units	$5	$5	$5
Performance awards	12	12	10
Total stock-based compensation	$17	$17	$14
Total stock-based compensation (after-tax)	$17	$17	$11
Restricted Stock Units (“RSUs”)
RSUs can be awarded to certain employees for a portion of their STIP compensation, LTIP compensation, sign-on and special awards for exceptional performance or promotion. RSUs can also be awarded to consultants for meeting certain contractual performance goals. The LTIP, sign-on, consultant and special awards generally vest in equal installments over a two to three year period. Such vesting is expressly conditioned upon continued service with Ambac through the applicable vesting date, although vesting may be accelerated in certain circumstances under the awards, including for terminations due to death, disability, eligible retirement, or involuntary termination by Ambac other than for cause.
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
As of December 31, 2023, 1,036,339 RSUs remained outstanding, of which (i) 634,312 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 402,027 units do not require future service and are deferred for future settlement. As of December 31, 2022, 923,250 RSUs remained outstanding, of which (i) 538,163 units required future service as a condition to the delivery of the underlying shares of common stock, and (ii) 385,087 units did not require future service and were deferred for future settlement.
A summary of RSU activity for 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	923,250	$15.94
Granted	415,416	15.72
Delivered or returned to plan (1)	(300,164)	16.28
Forfeited	(2,163)	16.97
Outstanding at end of period	1,036,339	$15.75
(1)    When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2023, Ambac withheld 49,870 shares from employees that settled restricted stock units to meet the required tax withholdings.
Ambac’s closing share price on the grant date was used to estimate the fair value of the service condition based RSU on the grant date. The weighted average grant date fair value per share of RSUs granted during 2023, 2022 and 2021 was $15.72, $12.48 and $17.39, respectively. As of December 31, 2023, there was $6 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 2.0 years. The fair value for RSUs vested and delivered during the year ended December 31, 2023, 2022 and 2021 was $5, $4 and $4, respectively.
Performance Stock Awards ("PSUs")
PSUs are awarded to certain employees for a portion of their LTIP compensation and vest after 3 years from grant date. The actual number of shares payable at settlement is subject to performance metrics relative to AFG, Cirrata, Xchange, Everspan and AAC. Actual payout can range from 0% to 240% of the number of units granted. Under currently outstanding award agreements, performance will be evaluated as follows:

Ambac Financial Group, Inc	113	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
•In regards to Xchange, for the 2021 and 2022 PSU awards, and Cirrata for the 2023 PSU awards, (i) cumulative earnings before interest, taxes, depreciation and amortization over the vesting period and (ii) for Cirrata 2023 PSU awards, the aggregate of all premiums placed by Cirrata with any insurance carrier over the vesting period.
•In regards to Everspan: (i) for the 2022 and 2023 PSU awards, cumulative earnings before interest, taxes, depreciation and amortization over the vesting period and (ii) for the 2023 PSU award, cumulative direct or assumed premiums written (including any from Cirrata) and fronting fees over the vesting period.
•In regards to AAC: reductions in watch list and adversely classified credits, which is intended to reward participants for de-risking the financial guarantee insured portfolio.
•Relative Total Shareholder Return will cause the payout at the end of the performance period to be increased or decreased 10% for awards issued through 2021 and 20% for awards after 2021, if AFG's stock performance compared to a peer group is at or above the 75th percentile or at or below the 25th percentile, respectively.
Pursuant to the LTIP award agreements if (i) a termination occurred prior to the last day of the performance period by reason of disability, an involuntary termination by the Company other than for “cause,” or "retirement," the recipient would be entitled to receive the PSU award at the end of the relevant performance period based on the satisfaction of the performance conditions related to such award at the time of termination, and (ii) a termination occurred prior to the last day of the performance period by reason of death, the beneficiaries of the recipient would be entitled to receive the number of PSUs that the recipient would have been entitled to receive at a 100% overall payout multiple regardless of the outcome of any of the performance conditions. The current performance awards shall be settled within 75 days after the end of the performance period, including those with partial or accelerated vesting, subject to any deferrals made pursuant to the Stock Deferral Plan.
A summary of PSU activity for 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	918,951	$15.67
Granted (1)	479,079	17.72
Delivered (2)	(525,212)	18.90
Forfeited	(1,289)	17.72
Performance adjustment (3)	147,542	19.50
Outstanding at end of period	1,019,071	$15.52
(1)    Represents performance share units at 100% of units granted for LTIP Awards.
(2)    Reflects the number of performance shares attributable to the performance goals attained over the completed performance period and for which service conditions have been met. When performance stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31,
2023, Ambac withheld 231,645 of shares from employees that settled performance based restricted stock units to meet the required tax withholdings.
(3)    Represents the number of additional shares issued for awards granted in 2020 as a result of actual performance during the performance period.
The weighted average grant date fair value per share of PSUs granted during 2023, 2022 and 2021 was $17.72, $13.44 and $18.67, respectively. As As of December 31, 2023, there was $10 of total unrecognized compensation costs related to the PSU portion of unvested performance awards, which are expected to be recognized over a weighted average period of 1.7 years. The fair value for PSUs vested and delivered during the year ended December 31, 2023, 2022 and 2021 was $8, $5 and $10, respectively.
Postretirement Health Care and Postemployment Benefits
Ambac provides discretionary postretirement and postemployment/severance benefits, including health and life benefits for certain employees who meet predefined age and service requirements. None of the plans are currently funded. Postretirement and postemployment benefits expense, including severance benefits, were $1, $2 and $1 for the years ended December 31, 2023, 2022 and 2021, respectively.
Effective August 1, 2005, new employees were not eligible for postretirement benefits. The current postretirement benefit requires retirees to purchase their own medical insurance policy with a portion of their premium being reimbursed by Ambac. The unfunded accumulated postretirement benefit obligation was $8 as of December 31, 2023. The assumed health care cost trend rates range from 5.5% in 2023, decreasing ratably to 4.5% in 2033.
The following table sets forth projected benefit payments from Ambac’s postretirement plan over the next ten years for current retirees:

2024	$—
2025	—
2026	1
2027	1
2028	1
Thereafter	3
Total	$6
The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to a pension liability index with similar duration to that of the benefit plan. The rates used for the projected plan benefit obligations at the measurement date for December 31, 2023 and 2022, were 4.75% and 5.00%, respectively.
Savings Incentive Plans
As a result of the acquisitions of All Trans and Capacity Marine effective November 1, 2022, Ambac has multiple savings incentive plans. Substantially all US employees are covered by one of these plans. The Plan sponsored by AFG includes employer matching contributions equal to 100% of the

Ambac Financial Group, Inc	114	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
employees’ contributions, up to 3% of such participants’ compensation, as defined in the plan, plus 50% of contributions up to an additional 2% of compensation, subject to limits set by the Internal Revenue Code. Xchange and Riverton employees moved to this plan from a previous plan (Xchange during 2022 and Riverton during 2023). Employees of All Trans and Capacity Marine are included in a multiple employer plan that has discretionary contributions for which none were made during Ambac's ownership of these entities. The total cost of the savings incentive plans were $1, $1 and $1 for the years December 31, 2023, 2022 and 2021, respectively.
18.    LEASES
Ambac is the lessee and lessor under certain lease agreements further described below.
Lessee information
Ambac is the lessee in operating leases for corporate offices, auto and equipment. Leases in effect at December 31, 2023, have remaining lease terms ranging from under 1 year to 9 years. Certain of these leases include automatic renewal or early termination provisions. Ambac does not include these provisions in the determination of its lease liabilities and right-of-use assets unless exercise is considered reasonably certain.
Lease costs are included in operating expenses on the Consolidated Statement of Total Comprehensive Income (Loss). The components of lease costs, net of sub-lessor income, is as follows:

Year Ended December 31,	2023	2022
Operating lease cost	$4	$4
Short-term lease cost	—	—
Variable lease cost	1	—
Sublease income	(1)	(1)
Total lease cost	$4	$4
Ambac is required to make variable lease payments under certain leases which primarily relates to variable costs of the lessor, such as taxes, insurance, maintenance and electricity.
Supplemental information related to leases is as follows:

Year Ended December 31,	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$5	$5
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	1	—
Supplemental balance sheet information related to leases is as follows:

December 31,	2023	2022
Operating leases:
Operating lease right of use assets	$19	$21
Operating lease liabilities	22	25
Weighted average remaining lease term:
Operating leases	6.1 years	6.8 years
Weighted average discount rate:
Operating leases	7.9%	7.8%
Operating lease right of use assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, on the consolidated balance sheet.
Future undiscounted lease payments, gross of sublease receipts, to be made are as follows:

As of December 31, 2023	Operating Leases
2024	$4
2025	5
2026	5
2027	5
2028	5
Thereafter	5
Total lease payments	28
Less: imputed interest	(6)
Total	$22
Lessor information
Ambac is the lessor in one operating sublease of corporate office space which has a remaining term of 6.0 years. There are no extension or termination provisions.
Future undiscounted lease payments to be received are as follows:

As of December 31, 2023	Operating Leases
2024	$1
2025	1
2026	1
2027	1
2028	1
Thereafter	1
Total lease receipts	$8
19.    COMMITMENTS AND CONTINGENCIES
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

Ambac Financial Group, Inc	115	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
excess profits by supposedly charging inflated interest rates, manipulating “shadow ratings,” charging unnecessary fees, and hiding evidence of their alleged wrongdoing. Plaintiffs seek, among other things, compensatory damages, disgorgement of profits and fees, punitive damages, trebled damages and attorneys’ fees. AAC and the other defendants filed motions to dismiss the amended complaint on November 13, 2017. On July 17, 2018, the court granted AAC’s and the other defendants’ motion to dismiss the first amended complaint without prejudice. On December 17, 2018, Plaintiffs filed a second amended complaint. On February 15, 2019, AAC and the other defendants filed a motion to dismiss the second amended complaint. On September 26, 2019, the court issued a decision denying defendants’ motion to dismiss and sua sponte reconsidering its previous denial of defendants’ motion to transfer venue to the Southern District of New York (“SDNY”). On October 10, 2019, after the case was transferred to the SDNY, the defendants filed motions to vacate or reconsider the decision by the Northern District of California on the defendants’ motion to dismiss. On March 31, 2021, the court granted defendants’ motions for reconsideration and, upon reconsideration, dismissed the claims against AAC and its former employee for breach of fiduciary duty and for aiding and abetting breach of AAC’s or its former employee’s fiduciary duty; dismissed two plaintiffs’ RICO claims against AAC and its former employee; and in all other respects denied defendants’ motions. Defendants served answers to the second amended complaint on April 21, 2021, asserting several affirmative defenses, including a defense for unclean hands focused on the plaintiffs’ failure to maintain the project properties and falsification of maintenance records. On May 24, 2021, plaintiffs moved to strike defendants’ unclean hands defenses. On September 14, 2021, Magistrate Judge Sarah L. Cave, to whom plaintiffs’ motion to strike was referred for a Report and Recommendation, issued an opinion and order denying plaintiffs’ motion. On April 6, 2022, certain co-defendants filed a motion to sever the plaintiffs’ claims and to dismiss all claims except for claims asserted by the Monterey Bay plaintiffs. On January 26, 2024, the Court granted the parties leave to file motions for summary judgment, with opening briefs due March 8, 2024, oppositions due April 19, 2024, and replies due May 10, 2024.
In re National Collegiate Student Loan Trusts Litigation (Delaware Court of Chancery, Consolidated C.A. No. 12111, filed November 1, 2019). On November 1, 2019, AAC became aware of a new declaratory judgment action filed by certain residual equity interest holders (“NC Owners” or “Plaintiffs”) in fourteen National Collegiate Student Loan Trusts (the “Trusts”) against Wilmington Trust Company, the Owner Trustee for the Trusts; U.S. Bank National Association, the Indenture Trustee; GSS Data Services, Inc., the Administrator; and AAC. Through this action, Plaintiffs seek a number of judicial determinations. On January 21, 2020, the presiding Vice Chancellor entered an order consolidating the action with previously filed litigation relating to the Trusts. On February 13, 2020, AAC, the Owner Trustee, the Indenture Trustee, and other parties filed declaratory judgment counterclaims. Several parties, including Plaintiffs and AAC, filed motions for judgment on the pleadings in support of their requested judicial determinations. On August 27, 2020, the Vice Chancellor issued an opinion addressing all of the pending motions for judgment on the pleadings, which granted certain of the parties’ requested judicial determinations and denied others. He deferred judgment on still other declarations pending further factual development. The Vice Chancellor entered a series of stays to facilitate good-faith settlement discussions, the most recent of which was entered on May 2, 2023, and stayed the matter through May 5, 2023. On February 23, 2024, the parties filed a status report stating that they continue to negotiate a resolution to the various pending claims.

Financial Oversight and Management Board for Puerto Rico, et al. v. Autonomy Master Fund Limited, et al. (United States District Court, District of Puerto Rico, No. 19-ap-00291, filed May 2, 2019). On May 2, 2019, the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), together with the Official Committee of Unsecured Creditors for the Commonwealth (the “Committee”), filed an adversary proceeding against certain parties that filed proofs of claim on account of general obligation bonds issued by the Commonwealth of Puerto Rico, including AAC. The complaint seeks declarations that the general obligation bonds are unsecured obligations and, in the alternative, seeks to avoid any security interests that holders of such bonds may have. On June 12, 2019, a group of general obligation bondholders moved to dismiss the complaint. On June 13, 2019, at the request of the Plaintiffs, the District Court stayed the case until September 1, 2019 as to all defendants; on July 24, 2019, the District Court referred this matter to mediation and ordered it stayed during the pendency of such mediation. AAC filed a statement of position and reservation of rights on February 5, 2020; certain other defendants filed motions to dismiss on this same date. On February 9, 2020, the Oversight Board announced that it intended to file, and to seek to confirm, an amended plan of adjustment (the “Commonwealth Plan”). On March 10, 2020, the District Court ordered that this case remain stayed while the Oversight Board attempted to confirm the Commonwealth Plan. The January 18, 2022 confirmation of the Commonwealth Plan (described below) resolved this litigation. On May 9, 2022, the District Court dismissed this case.
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

Ambac Financial Group, Inc	116	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
concerning PRHTA bonds (No. 20-ap-00005, discussed below). The October 12, 2022 confirmation of the PRHTA POA (as defined and described below) resolved this litigation. AAC expects this case will be dismissed pursuant to PRHTA POA.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00003, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring PRIFA (as defined below) bonds and the PRIFA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRIFA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. On May 5, 2021, Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) and National Public Finance Guarantee Corporation (“National”) announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement (as defined below). On July 14, 2021, AAC and Financial Guaranty Insurance Company (“FGIC”) reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement (as defined below). On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRIFA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement (as defined below). On August 3, 2021, the District Court ordered that this case be stayed. The January 18, 2022 confirmation of the Commonwealth Plan (described below) resolved this litigation. On September 30, 2022, the District Court entered an order closing this adversary proceeding.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00004, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring PRCCDA (as defined below) bonds and the PRCCDA bond trustee, all of which defendants filed proofs of claim against the Commonwealth relating to PRCCDA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. The January 18, 2022 confirmation of the Commonwealth Plan (described below) resolved this litigation. On September 30, 2022, the Court entered an order closing this adversary proceeding.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00005, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board filed an adversary proceeding against monoline insurers insuring PRHTA bonds, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against the Commonwealth relating to PRHTA bonds. The complaint seeks to disallow defendants’ proofs of claim against the Commonwealth in their entirety, including for lack of secured status. On February 27, 2020, defendants filed motions to dismiss. On March 10, 2020, the District Court stayed the motions to dismiss and authorized the Oversight Board to move for summary judgment, which motion defendants opposed. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRHTA fiscal agent jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. The January 18, 2022 confirmation of the Commonwealth Plan (described below) resolved this litigation. On September 30, 2022, the District Court entered an order closing this adversary proceeding.
Financial Oversight and Management Board for Puerto Rico v. Ambac Assurance Corp., et al. (United States District Court, District of Puerto Rico, No. 20-ap-00007, filed Jan. 16, 2020). On January 16, 2020, the Oversight Board and the Committee filed an adversary proceeding against monoline insurers insuring bonds issued by PRHTA, certain PRHTA bondholders, and the PRHTA fiscal agent for bondholders, all of which defendants filed proofs of claim against PRHTA relating to PRHTA bonds. The complaint seeks to disallow portions of defendants’ proofs of claim against PRHTA, including for lack of secured status. On March 10, 2020, the District Court stayed this case. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRHTA fiscal agent jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. On April 14, 2022, the Oversight Board filed a notice that this case has not been resolved by the Commonwealth Plan and should remain pending. The October 12, 2022 confirmation of the PRHTA POA (described below) resolved this litigation. On September 30, 2022, the Court entered an order closing this adversary proceeding.

Ambac Financial Group, Inc	117	2023 Form 10-K

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
The Company periodically receives various regulatory inquiries and requests for information with respect to investigations and inquiries that such regulators are conducting. The Company has complied with all such inquiries and requests for information.
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
It is not reasonably possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for litigation against the Company with losses that are probable and reasonably estimable are not material to the operating results or financial position of the Company. For the litigation matters the Company is defending that do not meet the “probable and reasonably estimable” accrual threshold and where no loss estimates have been provided above, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes. Under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims above and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.
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
Puerto Rico
On January 18, 2022, the United States District Court for the District of Puerto Rico (the “District Court”) entered an order confirming a plan of adjustment for the Commonwealth of Puerto Rico (the “Commonwealth Plan”). On January 20, 2022, the District Court entered orders approving a Qualifying Modification (the “PRIFA QM”) for the Puerto Rico Infrastructure Finance Authority (“PRIFA”) and a Qualifying Modification (the “PRCCDA QM”) for the Puerto Rico Convention Center District Authority (“PRCCDA”). On October 12, 2022, the District Court entered an order confirming a plan of adjustment (the “PRHTA POA”) for the Puerto Rico Highways and Transportation Authority (the “PRHTA”). These two plans of adjustment and two qualifying modifications incorporated settlements reached between AAC, the Oversight Board, and certain other parties related to each of AAC’s Puerto Rico-related exposures, which included agreements with respect to the treatment of general obligation and Puerto Rico Public Buildings Authority (“PBA”) bonds (the “GO/PBA Settlement”), PRHTA and PRCCDA bonds (the “PRHTA/PRCCDA Settlement”), and PRIFA bonds (the “PRIFA Settlement”). By incorporating these settlements, the Commonwealth Plan, PRIFA QM, PRCCDA QM, and PRHTA POA resolved the majority of AAC’s outstanding Puerto Rico-related litigation. Certain parties appealed the confirmation orders for both the Commonwealth Plan and the PRHTA POA; all of these appeals have been resolved and the orders confirming both plans were affirmed. Those appeals are discussed immediately below, followed by a discussion of AAC’s additional remaining outstanding Puerto Rico-related litigation.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17- bk-03283) (appeals of the Commonwealth Plan). On January 18, 2022, the District Court entered an order confirming the Commonwealth Plan and entered its findings of fact and conclusions of law related thereto. Several parties appealed the District Court’s confirmation order to the First Circuit Court of Appeals, but the First Circuit affirmed the District Court in all appeals and all appeals have been dismissed.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No.

Ambac Financial Group, Inc	118	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
1:17- bk-03567) (appeal of the PRHTA POA). On October 12, 2022, the District Court entered an order confirming the PRHTA POA and entered its findings of fact and conclusions of law related thereto. On October 24, 2022, a group of present and former employees of PRHTA (“the Vazquez-Velazquez Group”) filed a notice of appeal with respect to, and a motion to stay, the PRHTA POA confirmation order. One party appealed the District Court’s confirmation order to the First Circuit Court of Appeals, but the First Circuit affirmed the District Court and the appeal has been dismissed.
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
Financial Oversight and Management Board for Puerto Rico v. Public Buildings Authority (United States District Court, District of Puerto Rico, No. 1:18-ap-00149, filed December 21, 2018). On December 21, 2018, the Oversight Board, together with the Committee, as Plaintiffs, filed a complaint against the PBA seeking declaratory judgment that the leases between PBA and its lessees—many of whom are agencies and instrumentalities of the Commonwealth—are “disguised financings,” not true leases, and therefore should not be afforded administrative expense priority under the Bankruptcy Code. On March 12, 2019, AAC and other interested parties were permitted to intervene in order to argue that the PBA leases are valid leases and are entitled to administrative expense treatment under the Bankruptcy Code. On March 10, 2020, the District Court ordered that this case be stayed while the Oversight Board attempted to confirm the Commonwealth Plan. The January 18, 2022 confirmation of the Commonwealth Plan resolved this litigation.
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

Ambac Financial Group, Inc	119	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
debt ceiling calculation such that the 2012 and 2014 general obligation bond issuances are null and void and claims arising therefrom should be disallowed. On February 5 and 19, 2020, certain parties filed motions to dismiss the claim objection. On March 10, 2020, the District Court ordered that this matter remain stayed while the Oversight Board attempted to confirm the Commonwealth Plan. On July 19, 2020, the Committee filed a motion to lift the stay on this claim objection in light of changes to the Commonwealth’s fiscal plan and likely changes to the Commonwealth Plan in light of COVID-19. On September 1, 2020, AAC filed a partial joinder to the Committee’s motion. On September 17, 2020, the District Court denied the Committee’s motion without prejudice. On October 1, 2020, the Committee moved the District Court to reconsider its denial of the Committee’s motion to lift the stay; on October 5, 2020, the District Court denied the Committee’s motion for reconsideration. On October 16, 2020, the Committee appealed to the First Circuit the District Court’s order denying the Committee’s motion to lift the stay on its claim objection. On February 22, 2021, the First Circuit dismissed the appeal. The January 18, 2022 confirmation of the Commonwealth Plan resolved this litigation. On September 30, 2022, the Court entered an order terminating this matter.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Ambac Assurance Corporation's Motion and Memorandum of Law in Support of Its Motion Concerning Application of the Automatic Stay to the Revenues Securing PRIFA Rum Tax Bonds (Dkt. No. 7176, filed May 30, 2019) (“PRIFA Stay Motion”). On May 30, 2019, AAC and FGIC filed a motion seeking an order that the automatic stay does not apply to certain lawsuits AAC seeks to bring or to continue relating to bonds issued by PRIFA, or, in the alternative, for relief from the automatic stay to pursue such lawsuits or for adequate protection of AAC's collateral. On January 31, 2020, AAC, FGIC, Assured, and the PRIFA bond trustee filed an amended motion seeking substantially similar relief. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First Circuit. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement, and as a result of that settlement, also joined the PRHTA/PRCCDA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRIFA bond trustee jointly moved to stay this motion as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this motion be stayed. The January 18, 2022 confirmation of the Commonwealth Plan resolved this litigation.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Motion of Assured Guaranty Corp., Assured Municipal Corp., Ambac Assurance Corporation, National Public Finance Guarantee Corporation, and Financial Guaranty Insurance Company for Relief from the Automatic Stay, or, in the Alternative, Adequate Protection (Dkt. No. 10102, filed January 16, 2020) (“PRHTA Stay Motion”). On January 16, 2020, AAC, Assured, National, and FGIC filed a motion seeking an order that the automatic stay does not apply to movants’ enforcement of the application of pledged revenues to the PRHTA bonds or the enforcement of movants’ liens on revenues pledged to such bonds, or, in the alternative, for adequate protection of movants’ interests in the revenues pledged to PRHTA bonds. On July 2, 2020, the District Court denied the motion to lift the stay on certain grounds. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds. On September 23, 2020, AAC and the other movants appealed this decision to the First Circuit. On March 3, 2021, the First Circuit affirmed the District Court’s opinions denying the motion to lift the stay. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRHTA fiscal agent jointly moved to stay this motion as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this motion be stayed. The January 18, 2022 confirmation of the Commonwealth Plan resolved this litigation.
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

Ambac Financial Group, Inc	120	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
certain grounds, but found that the movants had stated a colorable claim that a certain account was the “Transfer Account” on which movants hold a lien. Briefing regarding additional grounds on which AAC and other movants seek stay relief concluded on August 5, 2020; on September 9, 2020, the District Court denied the motion to lift the stay on the additional grounds, and found that a final determination on issues related to the identity of the Transfer Account would be made in the decision on the motions for summary judgment issued in the PRCCDA-related adversary proceeding, No. 20-ap-00004. On May 5, 2021, Assured and National announced an agreement with the Oversight Board with respect to the PRHTA/PRCCDA Settlement. On May 11, 2021, the Oversight Board, Assured, and National jointly moved to stay this case with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. AAC and FGIC objected to the motion to stay on May 18, 2021, and briefing on the motion to stay concluded on May 21, 2021. On May 25, 2021, the District Court ordered this case stayed with respect to Assured and National as a result of the PRHTA/PRCCDA Settlement. On July 14, 2021, AAC and FGIC reached an agreement in principle with the Oversight Board with respect to the PRIFA Settlement. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this motion as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this motion be stayed. The January 18, 2022 confirmation of the Commonwealth Plan resolved this litigation. On September 30, 2022, the Court entered an order terminating the PRCCDA Stay Motion.
Ambac Assurance Corporation v. Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 3:20-ap-00068, filed May 26, 2020). On May 26, 2020, AAC filed an adversary complaint before the Title III Court seeking (i) a declaration that titles I, II, and III of PROMESA are unconstitutional because they violate the Bankruptcy Clause of the U.S. Constitution (which requires all bankruptcy laws to be uniform) and (ii) dismissal of the pending Title III petitions. On August 17, 2020, the Oversight Board filed a motion to dismiss the complaint; on August 18, 2020, the Official Committee of Retired Employees of the Commonwealth of Puerto Rico (the “Retiree Committee”) and the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) filed joinders to the motion to dismiss. The United States filed a memorandum of law in support of the constitutionality of PROMESA on October 2, 2020. On August 2, 2021, the Oversight Board, AAC, FGIC, and the PRCCDA bond trustee jointly moved to stay this case as a result of the PRIFA Settlement and AAC’s joinder to the PRHTA/PRCCDA Settlement and the GO/PBA Settlement. On August 3, 2021, the District Court ordered that this case be stayed. The January 18, 2022 confirmation of the Commonwealth Plan resolved this litigation. On March 23, 2022, the District Court dismissed this case.
In re Financial Oversight and Management Board for Puerto Rico (United States District Court, District of Puerto Rico, No. 1:17-bk-03283), Urgent Motion for Bridge Order, and Motion for Appointment as Trustees Under 11 U.S.C. § 926, of Ambac
Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, and National Public Finance Guarantee Corporation (Dkt. No. 13708, filed July 17, 2020) (“PRHTA Trustee Motion”). On July 17, 2020, AAC, Assured, FGIC, and National filed a motion seeking appointment as trustees under Section 926 of the Bankruptcy Code to pursue certain avoidance actions on behalf of PRHTA against the Commonwealth of Puerto Rico. The PRHTA Trustee Motion attached a proposed complaint detailing the avoidance claims that movants would pursue. On August 11, 2020, the District Court denied the PRHTA Trustee Motion; on August 24, 2020, movants noticed an appeal of the denial of the PRHTA Trustee Motion to the First Circuit. On July 29, 2021, AAC, Assured, FGIC, and National jointly moved to dismiss the appeal at the First Circuit as a result of the PRHTA/PRCCDA Settlement and the PRIFA Settlement. On July 30, 2021, the First Circuit dismissed the appeal. The January 18, 2022 confirmation of the Commonwealth Plan resolved this litigation.
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

Ambac Financial Group, Inc	121	2023 Form 10-K

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Millions, Except Share Amounts)
Plan and a related proposed confirmation order. On October 27, 2021, AAC and FGIC filed a reply in response to the Underwriter Defendants’ objection. The January 18, 2022 confirmation of the Commonwealth Plan overruled this objection and resolved this litigation.
Student Loans Exposure
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The Consumer Financial Protection Bureau (“CFPB”) filed a complaint against fifteen National Collegiate Student Loan Trusts, regarding alleged improprieties and deficiencies in servicing practices. Simultaneous with the filing of its complaint, CFPB also filed a motion to approve a proposed consent judgment that would have granted monetary damages and injunctive relief against the Trusts. AAC guaranteed certain securities issued by three of the Trusts and indirectly insures six other Trusts. On September 20, 2017, AAC filed a motion to intervene in the action, which motion was granted on October 19, 2018. Following discovery and briefing, on May 31, 2020, the District Court denied the CFPB’s motion to approve the proposed consent judgment. On March 19, 2020, Intervenor Transworld Systems Inc. filed a motion to dismiss the action for lack of subject matter jurisdiction. On July 10, 2020, AAC and several other intervenors filed a motion to dismiss the action for lack of subject matter jurisdiction and for failure to state a claim. On July 2, 2020, the CFPB submitted an application for entry of default against the Trusts. AAC and the Owner Trustee opposed the CFPB’s application. On March 26, 2021, the court granted intervenors’ motion to dismiss for failure to state a claim and denied the motion to dismiss for lack of subject matter jurisdiction. The court also denied as moot the CFPB’s application for entry of default against the Trusts. The CFPB filed an amended complaint on April 30, 2021. On May 21, 2021, the Trusts and several intervenors, including AAC, moved to dismiss the CFPB’s amended complaint for failure to state a claim. On December 13, 2021, the court denied the Trusts' and intervenors' motions to dismiss the amended complaint. On December 23, 2021, the Trusts and several intervenors, including AAC, filed a motion seeking (i) an order certifying for interlocutory appeal the court’s December 13, 2021 order denying the motion to dismiss the amended complaint, and (ii) a stay of the action pending resolution of any appeal. The motion is fully briefed and remains pending. On January 26, 2022, the Trusts and several intervenors, including AAC, answered the CFPB’s amended complaint, asserting several affirmative defenses and denying that the CFPB is entitled to relief from the Trusts. On February 11, 2022, the court certified its ruling on the motion to dismiss for interlocutory appeal to the U.S. Court of Appeals for the Third Circuit, and stayed the case pending appeal. On February 21, 2022, the Trusts and several intervenors, including AAC, filed a petition with the Third Circuit for permission to appeal the District Court’s order denying their motion to dismiss the amended complaint. On March 3, 2022, the CFPB filed its opposition to the petition for permission to appeal. On April 29, 2022, the Third Circuit granted the Trusts' and intervenors' petition. On September 23, 2022, the Trusts and other intervenors, including AAC, filed their opening brief to the Third Circuit, seeking reversal of the
District Court’s order denying their motion to dismiss the amended complaint. The CFPB filed its responsive brief on November 7, 2022. The Trusts and other intervenors, including AAC, filed their reply brief on December 28, 2022. The Third Circuit heard oral argument in the matter on May 17, 2023.
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
Ambac’s Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO. Ambac’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023 and, the CEO and CFO have concluded that at that date Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.
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

Ambac Financial Group, Inc	122	2023 Form 10-K

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
Ambac management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluations, Ambac's management have concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control - Integrated Framework. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which expressed an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. .
Item 9B.    Other Information
In the last fiscal quarter, none of our directors or executive officers adopted, terminated, or modified any Rule 10b5-1 trading arrangement, or any non-Rule 10b5-1 trading arrangement. No other matters require disclosure.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to AFG’s executive officers and directors, including its audit committee and audit committee financial experts, will be in AFG’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2023 (the “2024 Proxy Statement”) and is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information relating to Ambac’s executive officer and director compensation will be in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of AFG’s common stock and information relating to the security ownership of AFG’s management, as well as information related to equity compensation plans, will be in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to Ambac with respect to certain relationships and related transactions and director independence will be in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    Documents filed as a part of this report:
1.    Financial Statements
The consolidated financial statements included in Part II, Item 8 above are filed as part of this Annual Report on Form 10-K.

Ambac Financial Group, Inc	123	2023 Form 10-K

2.    Financial Statement Schedules
The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
(3) Articles of Incorporation and bylaws:
3.1	Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc.	8-A	05/01/13	3.2
3.2	Amended By-Laws of Ambac Financial Group, Inc.	8-K	01/27/23	2.1
(4) Instruments defining the rights of security holders, including indentures:
4.1	Description of Capital Stock	8-A	05/01/13
4.2	Specimen form of common stock certificate	8-A	05/01/13	4.1
4.3	Fiscal Agency Agreement, dated as of July 19, 2010, by and between the Segregated Account of Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-K	03/03/14	4.10
4.4	Form of Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation.(included in Exhibit 4.9)
4.5	Fiscal Agency Agreement, dated as of June 7, 2010, by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	8-K	06/08/10	10.3
4.6	Amendment dated as of October 3, 2014 to Fiscal Agency Agreement dated as of June 7, 2010 by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent	10-Q	11/09/15	4.1
(10) Material contract and management compensation plans and arrangements:
10.1	Ambac Financial Group, Inc.'s Long-Term Incentive Compensation Plan	10-Q	08/11/14	10.1
10.2	Form of Amended and Restated Restricted Stock Unit Award Letter for executive officers	10-K	03/03/14	10.4
10.3	Form of Equity Award Letter for directors	10-K	03/03/14	10.5
10.4	Closing Agreement between Ambac Financial, Group, Inc. and Commissioner of Internal Revenue, dated April 30, 2013	8-K	05/03/13	10.2
10.5	Form of Expense Sharing and Cost Allocation Agreement among Ambac Assurance Corporation, Ambac Financial Group, Inc. and their respective subsidiaries and affiliates	10-K	03/01/23	10.5
10.6	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	03/16/11	10.34
10.7	Settlement, Discontinuance and Release Agreement, dated as of March 1, 2011, by and among One State Street, LLC, Ambac Financial Group, Inc., Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation	10-K	03/16/11	10.33
10.8	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products LLC, Ambac Financial Group, Inc. and the parties listed on Schedule A thereto	10-Q	11/15/10	10.1
10.9	Ambac Financial Group, Inc. Severance Pay Plan (Applicable to termination on or after December 16, 2021)	10-K	02/24/22	10.10
10.10	Lease Modification dated as of September 8, 2015 to the Lease dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation	10-K	02/29/16	10.27

Ambac Financial Group, Inc	124	2023 Form 10-K

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.11	Employment Agreement dated as of November 1, 2016 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and David Trick	10-Q	11/03/16	10.2
10.12	Employment Agreement dated as of December 8, 2016, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc	8-K	12/13/16	10.1
10.13	Employment Agreement dated as of January 4, 2017 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Stephen Ksenak	8-K	01/06/17	10.1
10.14	Second Amended Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation dated September 25, 2017, and effective as of February 12, 2018	10-K	02/28/18	10.38
10.15	Order Granting the Rehabilitator’s Motion to Further Amend the Plan of Rehabilitation and confirming the Second Amended Plan of Rehabilitation, as amended, Case No. 10-CV-1576 (Dane County, Wisconsin) dated January 22, 2018	10-K	02/28/18	10.39
10.16	Preferred Stock Repurchase and Support Agreement dated as of June 22, 2018, by and among Ambac Assurance Corporation (“AAC”), Ambac Financial Group, Inc. and the holders of one or more series of the AAC’s outstanding Auction Market Preferred Shares	8-K	06/25/18	10.1
10.17	SUBLEASE dated as of January 30, 2019, between Advance Magazine Publishers Inc. (D/B/A CONDE NAST), and Ambac Assurance Group Corporation	10-K	03/02/20	10.45
10.18	Amended and Restated Employment Agreement dated as of February 27, 2020, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc	10-K	03/02/20	10.46
10.19	2020 Incentive Compensation Plan	Def 14A	04/15/20	Ex. B
10.20	Purchase Agreement, by and among, Ambac Assurance Corporation, Ambac Financial Group, Inc. and certain funds or accounts affiliated with or managed by CVC Credit Partners, LLC, CVC Credit Partners Investment Management Limited and EJF Capital LLC, dated as of January 19, 2021	8-K	01/25/21	1.01
10.21	Form of 2021 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/21	10.1
10.22	Form of 2021 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/10/21	10.2
10.23	Form of 2021 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/21	10.3
10.24	Form of 2021 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, Reilly and Ms. Smith	10-Q	05/10/21	10.4
10.25	Executive Stock Deferral Plan dated June 24, 2021	8-K	06/30/21	10.1
10.26	Settlement Agreement and Release dated as of October 6, 2022 by and among Bank of America Corporation and certain affiliates and Ambac Assurance Corporation (Portions of this exhibit have been omitted in reliance on Regulation S-K Item 601(b)(10)(iv))	10-K	03/01/23	10.34
10.27	Settlement Agreement and Release dated as of December 29, 2022 by and among Nomura Credit & Capital, Inc. and Ambac Assurance Corporation. (Portions of this exhibit have been omitted in reliance on Regulation S-K Item 601(b)(10)(iv))	10-K	03/01/23	10.35
10.28	Form of 2022 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/22	10.1

Ambac Financial Group, Inc	125	2023 Form 10-K

		Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.29	Form of 2022 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.	10-Q	05/10/22	10.2
10.30	Form of 2022 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak	10-Q	05/10/22	10.3
10.31	Form of 2022 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith	10-Q	05/10/22	10.4
10.32	Employment Agreement dated as of October 5, 2023, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and R. Sharon Smith	8-K	10/06/23	10.1
10.33	Employment Agreement dated as of October 5, 2023, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Daniel McGinnis	10-Q	11/07/23	10.2
10.34	Form of 2023 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.	10-Q	05/09/23	10.1
10.35	Form of 2023 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.	10-Q	05/09/23	10.2
10.36	Form of 2023 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick and Ksenak.	10-Q	05/09/23	10.3
10.37	Form of 2023 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco, Eisman, McGinnis and Ms. Smith.	10-Q	05/09/23	10.4
10.38	Stipulation and Order - Office of the Commissioner of Insurance of the State of Wisconsin, in the Matter of Ambac Assurance Corporation effective as of February 22, 2024				X
(97) Recoupment Policy
97.1	Ambac Financial Group, Inc. - Recoupment Policy				X
(99) Additional exhibits
99.1	Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc., effective as of May 1, 2013	10-K	03/03/14	99.3
Other exhibits, filed or furnished, as indicated:
21.1	List of Subsidiaries of Ambac Financial Group, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney for directors of Ambac Financial Group, Inc.				X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended				X
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Ambac Financial Group, Inc	126	2023 Form 10-K

Incorporated by Reference
	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

++ Furnished herewith.

Ambac Financial Group, Inc	127	2023 Form 10-K

SCHEDULE I
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments
Other Than Investments in Related Parties
December 31, 2023

Type of Investment ($ in millions)	Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Municipal obligations	$72	$72	$72
Corporate obligations	785	745	745
Foreign obligations	105	100	100
U.S. government obligations	85	82	82
Residential mortgage-backed securities	239	250	250
Commercial mortgage-backed securities	19	19	19
Collateralized debt obligations	139	139	139
Other asset-backed securities	301	303	303
Short-term	452	452	452
Fixed income - trading	24	27	27
Other(1)	432	463	475
Total	$2,652	$2,652	$2,664
(1)     Excluded from the estimated fair value amount are equity securities with a carrying value of $13 as of December 31, 2023, that do not have readily determinable fair values and are carried on the balance sheet at cost, less impairment, and adjusted to fair value when observable price changes in identical or similar investments from the same issuer occur, as permitted under the Investments — Equity Securities Topic of the ASC

See the Report of Independent Registered Public Accounting Firm.

Ambac Financial Group, Inc	128	2023 Form 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Balance Sheets

($ in millions, except share data) December 31,	2023	2022
Assets:
Fixed maturity securities, at fair value (amortized cost of $14 and $13)	$14	$12
Short-term investments, at fair value (amortized cost of $156 and $175)	156	175
Other investments	18	16
Total investments (net of allowance for credit losses of $0 and $0)	188	203
Cash	—	3
Investment in subsidiaries	1,150	1,029
Investment income due and accrued	1	1
Other assets	24	19
Total assets	$1,365	$1,255
Liabilities and Stockholders' Equity:
Liabilities:
Current taxes	$—	$1
Accounts payable and other liabilities	3	3
Total liabilities	4	3
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,659,144 and 46,658,990	—	—
Additional paid-in capital	292	274
Accumulated other comprehensive income (loss)	(160)	(253)
Retained earnings	1,246	1,245
Treasury stock, shares at cost: 1,463,774 and 1,685,233	(17)	(15)
Total Ambac Financial Group, Inc. stockholders’ equity	1,362	1,252
Total liabilities and stockholders’ equity	$1,365	$1,255
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.

Ambac Financial Group, Inc	129	2023 Form 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Statement of Comprehensive Income

($ in millions) Year Ended December 31,	2023	2022	2021
Revenues:
Investment income	$9	$10	$10
Other income	—	—	—
Net gains on derivative contracts	—	1	—
Net investment gains (losses), including impairments	—	(14)	(5)
Total revenues	9	(2)	5
Expenses:
General and administrative expenses	22	17	19
Total expenses	22	17	19
Income (loss) before income taxes and net income (loss) of subsidiaries	(13)	(20)	(14)
Federal income tax provision (benefit)	(1)	—	2
Income (loss) before net income (loss) of subsidiaries	(11)	(19)	(16)
Net income (loss) of subsidiaries	15	542	(1)
Net income (loss)	$4	$522	$(17)

Other comprehensive income (loss), after tax:
Net income (loss)	$4	$522	$(17)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $2, $(6) and $(2)	51	(225)	(12)
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $—, $— and $—	40	(85)	(8)
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $—, $— and $—	—	—	(1)
Changes to postretirement benefit, net of income tax provision (benefit) of $—, $— and $—	2	(1)	(1)
Total other comprehensive income (loss)	93	(310)	(21)
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$96	$212	$(38)
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.

Ambac Financial Group, Inc	130	2023 Form 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Statement of Stockholders' Equity

($ in millions)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held in Treasury, at Cost
Balance at January 1, 2021	$1,080	$—	$—	$242	$79	$759	$(1)
Total comprehensive income (loss)	(38)	—	—	—	(21)	(17)	—
Adjustment to initially apply ASU 2016-13	—	—	—	—	—	—	—
Stock-based compensation	14	—	—	14	—	—	—
Cost of shares (acquired) issued under equity plan	(6)	—	—	—	—	(4)	(2)
Balance at December 31, 2021	1,038	—	—	257	58	726	(3)
Total comprehensive income (loss)	211	—	—	—	(310)	521	—
Stock-based compensation	17	—	—	17	—	—	—
Cost of shares (acquired) issued under equity plan	(4)	—	—	—	—	(5)	2
Cost of shares repurchased	(14)	—	—	—	—	—	(14)
Changes to redeemable noncontrolling interest	3	—	—	—	—	3	—
Purchase of Ambac Assurance auction market preferred shares	1	—	—	—	—	1	—
Balance at December 31, 2022	1,252	—	—	274	(253)	1,245	(15)
Total comprehensive income (loss)	96	—	—	—	93	4	—
Stock-based compensation	17	—	—	17	—	—	—
Cost of shares (acquired) issued under equity plan	(5)	—	—	—	—	(8)	3
Cost of shares repurchased	(5)	—	—	—	—	—	(5)
Change in redeemable noncontrolling interest	5	—	—	—	—	5	—
Balance at December 31, 2023	$1,362	$—	$—	$292	$(160)	$1,246	$(17)
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.

Ambac Financial Group, Inc	131	2023 Form 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Condensed Statements of Cash Flow

($ in millions) Year Ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$4	$522	$(17)
Adjustments to reconcile net income loss to net cash used in operating activities:
Net (income) loss of subsidiaries	(15)	(542)	1
Amortization of bond premium and discount	—	(7)	(9)
Net investment gains (losses), including impairments	—	14	5
Increase (decrease) in current income taxes payable	(2)	(1)	1
Share-based compensation	9	12	14
(Increase) decrease in other assets and liabilities	(5)	41	(5)
Distributions received from majority owned subsidiary	8	6	6
Other, net	2	1	(6)
Net cash provided by (used in) operating activities	2	46	(10)
Cash flows from investing activities:
Proceeds from sales and matured bonds	—	68	33
Purchases of bonds	(1)	(1)	(34)
Change in short-term investments	20	(51)	105
Change in other investments	(3)	(4)	(8)
Net cash provided by (used in) investing activities	16	12	95
Cash flows from financing activities:
Capital contribution to subsidiaries	(16)	(42)	(92)
Cost of shares acquired	(5)	(14)	—
Net cash (used in) financing activities	(21)	(57)	(92)
Net cash flow	(2)	1	(6)
Cash at beginning of period	3	1	7
Cash at end of period	$—	$3	$1

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

See the Report of Independent Registered Public Accounting Firm.

Ambac Financial Group, Inc	132	2023 Form 10-K

SCHEDULE II
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information
Of Registrant (Parent Company Only)
Notes to Condensed Financial Information
(Dollar Amounts in Millions)
The condensed financial information of Ambac Financial Group, Inc. (“AFG” or the “Registrant”) as of December 31, 2023 and 2022, and for the three years in the period ended December 31, 2023, should be read in conjunction with the consolidated financial statements of AFG Financial Group, Inc. and Subsidiaries and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2023.
AFG, headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991.

Income Taxes
AFG files a consolidated Federal income tax return with its U.S. subsidiaries. AFG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. As of December 31, 2023, the Company has (i) $3,400 of NOLs, which if not utilized will begin expiring in 2030, and will fully expire in 2042, and (ii) $274 of interest expense tax deduction carryover, which has an indefinite carryforward period but is limited in any particular year based on certain provisions.
The NOLs allocated to AFG as of December 31, 2023, were $1,640, and begin expiring in 2030 and fully expire in 2043.

Ambac Financial Group, Inc	133	2023 Form 10-K

SCHEDULE III
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Supplementary Insurance Information
(Dollar Amounts in Millions)

Segment	Deferred Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premium	Earned Premiums	Net Investment Income	Loss and Loss Adjustment Expenses (Benefit)	Amortization of Deferred Amortization Costs	Other Operating Expenses	Net Written Premiums
2023
Legacy Financial Guarantee Insurance	$—	$696	$267	$26	$127	$(69)	$—	$108	$(35)
Specialty Property and Casualty Insurance	11	197	155	52	4	37	11	16	80

2022
Legacy Financial Guarantee Insurance	$—	$715	$287	42	$12	$(406)	$—	$104	$(6)
Specialty Property and Casualty Insurance	3	90	85	14	2	9	3	13	29

2021
Legacy Financial Guarantee Insurance	$—	$1,538	$385	46	$138	$(89)	$—	$77	$(35)
Specialty Property and Casualty Insurance	—	32	10	1	1	—	—	9	13

See the Report of Independent Registered Public Accounting Firm.
Item 16. Form 10-K Summary. — None

Ambac Financial Group, Inc	134	2023 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	February 27, 2024	By:	/S/ DAVID TRICK
David Trick
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. STEIN*	Chairman of the Board and Director	February 27, 2024
Jeffrey S. Stein

/S/ CLAUDE LEBLANC	President, Chief Executive Officer and Director	February 27, 2024
Claude LeBlanc	(Principal Executive Officer)

/S/ DAVID TRICK	Executive Vice President and Chief Financial Officer	February 27, 2024
David Trick	(Principal Financial Officer)

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer	February 27, 2024
Robert B. Eisman	(Principal Accounting Officer)

/S/ IAN D. HAFT*	Director	February 27, 2024
Ian D. Haft

/S/ LISA G. IGLESIAS*	Director	February 27, 2024
Lisa G. Iglesias

/S/ JOAN LAMM-TENNANT*	Director	February 27, 2024
Joan Lamm-Tennant

/S/ KRISTI A. MATUS*	Director	February 27, 2024
Kristi A. Matus

/S/ MICHAEL D. PRICE*	Director	February 27, 2024
Michael D. Price

/S/ STEPHEN M. KSENAK	Attorney-in-fact	February 27, 2024
*By: Stephen M. Ksenak

Ambac Financial Group, Inc	135	2023 Form 10-K