Form 10-Q
period 2024-03-31
AMBAC FINANCIAL GROUP INC
filed 2024-05-06
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
As of May 3, 2024, 45,224,972 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995					1

Item Number		Page	Item Number		Page
PART I. FINANCIAL INFORMATION			PART I (CONTINUED)
1	Unaudited Consolidated Financial Statements of Ambac Financial Group, Inc. and Subsidiaries			U.S. Insurance Statutory Basis Financial Results	49
	Consolidated Balance Sheets (Unaudited)	2		Ambac Assurance UK Limited Financial Results Under UK Accounting Principles	50
	Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)	3		Non-GAAP Financial Measures	50
	Consolidated Statements of Stockholders' Equity (Unaudited)	4	3	Quantitative and Qualitative Disclosures About Market Risk	51
	Consolidated Statements of Cash Flows (Unaudited)	5	4	Controls and Procedures	51
	Notes to Unaudited Consolidated Financial Statements	6
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	33	PART II. OTHER INFORMATION
	Executive Summary	33	1	Legal Proceedings	52
	Critical Accounting Policies and Estimates	35	1A	Risk Factors	52
	Financial Guarantees in Force	35	2	Unregistered Sales of Equity Securities and Use of Proceeds	52
	Results of Operations	38	3	Defaults Upon Senior Securities	52
	Liquidity and Capital Resources	43	5	Other Information	53
	Balance Sheet	45	6	Exhibits	52
	Variable Interest Entities	49	SIGNATURES		53
	Accounting Standards	49

Ambac Financial Group, Inc.	i	First Quarter 2024 Form 10-Q

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2023 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q.
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

Ambac Financial Group, Inc.	1	First Quarter 2024 Form 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.     Unaudited Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions, except share data) (March 31, 2024 (Unaudited))	2024	2023
Assets:
Investments:
Fixed maturity securities - available-for-sale, at fair value (amortized cost of $1,726 and $1,744)	$1,687	$1,710
Fixed maturity securities pledged as collateral, at fair value (amortized cost of $27 and $0)	26	—
Fixed maturity securities - trading, at fair value	29	27
Short-term investments, at fair value (amortized cost of $382 and $426)	382	426
Short-term investments pledged as collateral, at fair value (amortized cost of $0 and $27)	—	27
Other investments (includes $546 and $463 at fair value)	558	475
Total investments (net of allowance for credit losses of $2 and $3)	2,682	2,664
Cash and cash equivalents (including $11 and $12 of restricted cash)	44	28
Premium receivables (net of allowance for credit losses of $3 and $4)	299	290
Reinsurance recoverable on paid and unpaid losses (net of allowance for credit losses of $0 and $0)	224	195
Deferred ceded premium	217	204
Deferred acquisition costs	12	11
Subrogation recoverable	130	137
Intangible assets, less accumulated amortization	293	307
Goodwill	70	70
Other assets	129	129
Variable interest entity assets:
Fixed maturity securities, at fair value	2,162	2,167
Restricted cash	252	246
Loans, at fair value	1,604	1,663
Derivative and other assets	313	318
Total assets	$8,429	$8,428
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$429	$422
Loss and loss adjustment expense reserves	851	893
Ceded premiums payable	110	90
Deferred program fees and reinsurance commissions	7	6
Long-term debt	512	508
Accrued interest payable	487	475
Other liabilities	259	199
Variable interest entity liabilities:
Long-term debt (includes $2,671 and $2,710 at fair value)	2,925	2,967
Derivative liabilities	1,170	1,197
Other liabilities	245	240
Total liabilities	6,993	6,997
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	17	17
Stockholders’ equity:
Preferred stock, par value $0.01 per share;20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued shares: 46,659,144 and 46,659,144	—	—
Additional paid-in capital	291	292
Accumulated other comprehensive income (loss)	(175)	(160)
Retained earnings	1,266	1,246
Treasury stock, shares at cost: 1,434,172 and 1,463,774	(17)	(17)
Total Ambac Financial Group, Inc. stockholders’ equity	1,365	1,362
Nonredeemable noncontrolling interest	53	53
Total stockholders’ equity	1,418	1,415
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$8,429	$8,428
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	2	First Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share data)	2024	2023
Revenues:
Net premiums earned	$33	$14
Commission income	18	14
Program fees	3	1
Net investment income	42	34
Net investment gains (losses), including impairments	1	(4)
Net gains (losses) on derivative contracts	2	(4)
Other income	3	3
Income (loss) on variable interest entities	3	(1)
Total revenues and other income	103	58
Expenses:
Losses and loss adjustment expenses (benefit)	(1)	18
Amortization of deferred acquisition costs, net	4	1
Commission expense	10	8
General and administrative expenses	36	36
Intangible amortization	12	7
Interest expense	16	16
Total expenses	77	86
Pretax income (loss)	26	(29)
Provision for income taxes	5	4
Net income (loss)	21	(33)
Less: net (gain) attributable to noncontrolling interest	(1)	(1)
Net income (loss) attributable to common stockholders	$20	$(33)
Other comprehensive income (loss), after tax
Net income (loss)	$21	$(33)
Unrealized gains (losses) on securities, net of income tax provision (benefit) of $0 and $1	(7)	17
Gains (losses) on foreign currency translation, net of income tax provision (benefit) of $0 and $0	(8)	16
Credit risk changes of fair value option liabilities, net of income tax provision (benefit) of $0 and $0	—	—
Changes to postretirement benefit, net of income tax provision (benefit) of $0 and $0	—	3
Total other comprehensive income (loss), net of income tax	(15)	36
Total comprehensive income, net of income tax	5	3
Less: comprehensive (gain) loss attributable to the noncontrolling interest	(1)	(1)
Total comprehensive income attributable to common stockholders	$5	$3
Net income per share attributable to common stockholders:
Basic	$0.44	$(0.73)
Diluted	$0.43	$(0.73)
Weighted average number of common shares outstanding:
Basic	45,827,076	45,564,276
Diluted	46,348,776	45,564,276
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	3	First Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended March 31, 2024 and 2023

		Ambac Financial Group, Inc.
(Dollars in millions)	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Common Stock Held in Treasury, at Cost	Nonredeemable Noncontrolling Interest
Balance at December 31, 2023	$1,415	$—	$—	$292	$(160)	$1,246	$(17)	$53
Total comprehensive income (loss)	5	—	—	—	(15)	20	—	—
Stock-based compensation	—			—
Cost of shares (acquired) issued under equity plan	(1)	—	—	—	—	(1)	—	—
Changes to noncontrolling interest	—					—		—
Balance at March 31, 2024	$1,418	$—	$—	$291	$(175)	$1,266	$(17)	$53

Balance at December 31, 2022	$1,305	$—	$—	$274	$(253)	$1,245	$(15)	$53
Total comprehensive income (loss)	3	—	—	—	36	(33)	—	—
Stock-based compensation	3			3
Cost of shares (acquired) issued under equity plan	(5)	—	—		—	(6)	2
Changes to noncontrolling interest	—					—		—
Balance at March 31, 2023	$1,307	$—	$—	$278	$(217)	$1,206	$(14)	$53
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	4	First Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Cash flows from operating activities:
Net income attributable to common stockholders	$20	$(33)
Redeemable noncontrolling interest	(1)	(1)
Net income	21	(33)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1	—
Amortization of bond premium and discount	(3)	(3)
Share-based compensation	—	3
Unearned premiums, net	(6)	6
Losses and loss expenses, net	(4)	143
Ceded premiums payable	20	(1)
Premium receivables	(9)	(3)
Accrued interest payable	12	(37)
Amortization of intangible assets	12	7
Net investment gains (losses), including impairments	(1)	4
Variable interest entity activities	(3)	1
Other, net	(23)	(11)
Net cash provided by operating activities	18	77
Cash flows from investing activities:
Proceeds from sales of bonds	30	63
Proceeds from matured bonds	42	6
Purchases of bonds	(72)	(104)
Proceeds from sales of other invested assets	7	41
Purchases of other invested assets	(82)	(14)
Change in short-term investments	71	146
Change in cash collateral	5	(16)
Change in consolidated VIE cash collateral	6	254
Proceeds from paydowns of consolidated VIE assets	43	57
Other, net	—	8
Net cash provided by investing activities	51	441
Cash flows from financing activities:
Payments for redemption of Tier 2 Notes	—	(97)
Tax payments related to shares withheld for share-based compensation plans	(1)	(5)
Distributions to noncontrolling interest holders	(1)	—
Payments of consolidated VIE liabilities, net	(46)	(174)
Net cash used in financing activities	(47)	(276)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Net cash flow	21	243
Cash, cash equivalents, and restricted cash at beginning of period	274	61
Cash, cash equivalents, and restricted cash at end of period	$296	$304
See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc.	5	First Quarter 2024 Form 10-Q

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Business Description	7	Note 8. Goodwill and Intangible Assets	26
Note 2. Basis of Presentation and Significant Accounting Policies	7	Note 9. Variable Interest Entities	26
Note 3. Segment Information	9	Note 10. Revenues From Contracts with Customers	28
Note 4. Investments	10	Note 11. Comprehensive Income	29
Note 5. Fair Value Measurements	15	Note 12. Net Income Per Share	29
Note 6. Insurance Contracts	20	Note 13. Income Taxes	30
Note 7. Derivative Instruments	25	Note 14. Commitments and Contingencies	30

Ambac Financial Group, Inc.	6	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
1.    BACKGROUND AND BUSINESS DESCRIPTION
The following description provides an update of Note 1. Background and Business Description in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and should be read in conjunction with the complete descriptions provided in the Form 10-K. Capitalized terms used, but not defined herein, and in the other footnotes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q shall have the meanings ascribed thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Ambac Financial Group, Inc. (“AFG”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. References to “Ambac,” the “Company,” “we,” “our,” and “us” are to AFG and its subsidiaries, as the context requires. Ambac's principal businesses include:
•Legacy Financial Guarantee Insurance — Ambac's legacy financial guarantee business includes the activities of Ambac Assurance Corporation ("AAC") and its wholly owned subsidiaries, including Ambac Assurance UK Limited (“Ambac UK”) and Ambac Financial Services LLC ("AFS"). Both AAC and Ambac UK (the "Legacy Financial Guarantee Companies") have financial guarantee insurance portfolios that have been in runoff since 2008. AFS provided interest rate derivatives to financial guarantee customers and used derivatives to hedge interest rate risk in AAC's insurance and investment portfolios. AFS' remaining derivative positions include a limited number of legacy customer swaps and their associated hedges.
•Specialty Property & Casualty Insurance — Ambac's Specialty Property & Casualty Insurance program business. Currently includes five admitted carriers and an excess and surplus lines (“E&S” or “nonadmitted”) insurer (collectively, “Everspan”). Everspan carriers have an A.M. Best rating of 'A-' (Excellent) that was affirmed on June 13, 2023.
•Insurance Distribution — Ambac's specialty property and casualty ("P&C") insurance distribution business, which could include Managing General Agents and Underwriters (collectively "MGAs"), insurance brokers, and other distribution businesses. Currently, Ambac's insurance distribution platform includes Xchange Benefits, LLC (“Xchange”), a P&C MGA specializing in accident and health products; All Trans Risk Solutions, LLC ("All Trans"), an MGA specializing in specialty commercial automobile insurance for specific "for-hire" auto clauses; Capacity Marine Corporation ("Capacity Marine"), a wholesale and retail brokerage and reinsurance intermediary specializing in marine and international risk and Riverton Insurance Agency, Corp. ("Riverton"), which was acquired on August 1, 2023, an insurance services business specializing in professional liability lines and consisting of an MGA and a retail agency.
The Company reports these three business operations as segments; see Note 3. Segment Information for further information.
2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed its significant accounting policies in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
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
Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2024, may not be indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023, consolidated balance sheet was derived from audited financial statements.
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

Ambac Financial Group, Inc.	7	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
determinable, the recorded estimates are revised and reflected in operating results.
Foreign Currency:
The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $0 and $(2) for the three months ended March 31, 2024 and 2023, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies (primarily the U.S. dollar and the Euro) other than its functional currency (the British Pound Sterling).
Redeemable Noncontrolling Interest:
The Riverton, All Trans, Capacity Marine and Xchange acquisitions resulted in 80% 85%, 80% and 80%, respectively, ownership of the acquired entities by Ambac. Under the terms of all the acquisition agreements, Ambac has call options to purchase the remaining interests from the minority owners (i.e., noncontrolling interests) and the minority owners have put options to sell their interests to Ambac. Because the exercise of the put options are outside the control of Ambac, in accordance with the Distinguishing Liabilities from Equity Topic of the ASC, Ambac reports redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet.
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
Following is a rollforward of redeemable noncontrolling interest.

Three Months Ended March 31,	2024	2023
Beginning balance	$17	$20
Fair value of redeemable noncontrolling interest at acquisition date	—	—
Net income attributable to redeemable noncontrolling interest (ASC 810)	1	1
Distributions	(1)	—
Adjustment to redemption value (ASC 480)	—	—
Ending balance	$17	$20

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31,
	2024	2023
Cash paid during the period for:
Income taxes	$2	$4
Interest on long-term debt	—	50
Non-cash investing and financing activities:
Securities acquired (transferred) in transactions related to Puerto Rico restructurings	—	(1)
Securities acquired (transferred) in connection with financial guarantee commutations	(65)	—

	March 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$33	$38
Restricted cash	11	10
Variable Interest Entity restricted cash	252	256
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statements of Cash Flows	$296	$304
Restricted cash is cash that we do not have the right to use for general purposes and includes fiduciary cash held by Ambac's insurance distribution subsidiaries, consolidated variable interest entity cash to support the obligations of the consolidated VIEs and cash received as collateral under their derivatives agreements.
Reclassifications and Rounding
Reclassifications may have been made to prior years' amounts to conform to the current year's presentation. Certain amounts and tables in the consolidated financial statements and associated notes may not add due to rounding.
Adopted Accounting Standards:
There have been no new accounting standards adopted during 2024.

Ambac Financial Group, Inc.	8	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Future Application of Accounting Standards and Required Disclosures:
Segment Reporting:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures. The ASU requires disclosure of the following:
•Significant segment expenses regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of a segment’s profit or loss.
•The amount and composition of "other segment items." This amount reconciles segment revenue, less significant expenses, to the reported measure(s) of a segment’s profit or loss.
•The CODM's title and position.
•How the CODM uses the reported measure(s) of a segment’s profit or loss to assess segment performance and decide how to allocate resources.
•All segment profit or loss and assets disclosures currently required annually by Topic 280, as well as those introduced by the ASU, to also be disclosed in interim periods.
The ASU also permits a public entity to report multiple measures of a segment’s profit or loss as long as: i) all the reported measures of a segment’s profit or loss are used by the CODM for purposes of assessing performance and allocating resources and ii) the measure closest to GAAP is also provided. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Ambac will adopt this ASU for the annual reporting period ending December 31, 2024 and we are evaluating its impact on Ambac's financial statements.
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

Ambac Financial Group, Inc.	9	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated (2)
Revenues:
Net premiums earned	$7	$26			$33	$7	$7			$14
Commission income			$18		18			$14		14
Program fees		3			3		1			1
Net investment income	38	1	—	$2	42	31	1	—	$2	34
Net investment gains (losses), including impairments	1	—		—	1	(4)	—		—	(4)
Net gains (losses) on derivative contracts	2			—	2	(3)			—	(4)
Other (1)	5	—	—	—	5	2	—	—	—	2
Total revenues (2)	53	30	18	2	103	32	9	15	2	58
Expenses:
Losses and loss adjustment expenses (benefit)	(21)	19			(1)	13	5			18
Amortization of deferred acquisition costs, net	—	4			4	—	1			1
Commission expenses			10		10			8		8
General and administrative expenses (3)	21	4	3	7	35	28	4	2	2	36
Depreciation expense (3)	—	—	—	—	1	—	—	—	—	—
Intangible amortization	11		1		12	6		1		7
Interest expense	16				16	16				16
Total expenses (2)	28	28	14	7	77	64	10	11	2	86
Pretax income (loss)	$25	$2	$4	$(5)	$26	$(32)	$(1)	$4	$—	$(29)

Total assets (2)	$7,454	$608	$156	$211	$8,429	$7,503	$349	$140	$227	$8,219
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
(3)The Consolidated Statements of Comprehensive Income presents the sum of these items as General & Administrative Expenses.
4.    INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed maturity securities classified as either available-for-sale or trading securities, and interests in pooled investment funds, which are reported within Other investments on the Consolidated Balance Sheets. Interests in pooled investment funds in the form of common stock or in-substance common stock are classified as trading securities, while limited partner interests in such funds are reported using the equity method. Fixed maturity securities classified as trading are unrated municipal bond obligations of Puerto Rico issuing entities that are part of the the PROMESA restructuring process as described further in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Ambac Financial Group, Inc.	10	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Fixed Maturity Securities:
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024:					December 31, 2023:
	Amortized Cost	Allowance for Credit Losses (2)	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
Fixed maturity securities:
Municipal obligations	$72	$—	$1	$1	$72	$72	—	$1	$1	$72
Corporate obligations	807	—	3	45	765	785	—	4	44	745
Foreign obligations	105	—	1	7	99	105	—	1	6	100
U.S. government obligations	101	—	—	4	98	85	—	1	4	82
Residential mortgage-backed securities	239	2	28	12	253	239	3	28	14	250
Commercial mortgage-backed securities	27	—	—	—	27	19	—	—	—	19
Collateralized debt obligations	143	—	1	—	143	139	—	1	1	139
Other asset-backed securities (1)	232	—	3	5	231	301	—	3	1	303
	1,726	2	37	74	1,687	1,744	3	40	71	1,710
Short-term	382	—	—	—	382	426	—	—	—	426
	2,108	2	37	74	2,068	2,170	3	40	71	2,135
Fixed maturity securities pledged as collateral:
U.S. government obligations	27	—	—	1	26	—	—	—	—	—
Short-term	—	—	—	—	—	27	—	—	—	27
	27	—	—	1	26	27	—	—	—	27
Total available-for-sale investments	$2,135	$2	$37	$75	$2,095	$2,197	3	$40	$71	$2,162
(1)Consists primarily of military housing and student loan securities.
(2)For the three months ended March 31, 2024, the allowance for credit losses changed by $0 on residential mortgage-backed securities for which credit losses were not previously recorded..

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2024, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$515	$513
Due after one year through five years	538	517
Due after five years through ten years	308	284
Due after ten years	134	128
	1,494	1,441
Residential mortgage-backed securities	239	253
Commercial mortgage-backed securities	27	27
Collateralized debt obligations	143	143
Other asset-backed securities	232	231
Total	$2,135	$2,095
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses on Fixed Maturity Securities:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, excluding VIE investments, which at March 31, 2024 and December 31, 2023, did not have an allowance for credit losses This information is aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023:

Ambac Financial Group, Inc.	11	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	March 31, 2024						December 31, 2023
	Less Than 12 Months		12 Months or More		Total		Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
Municipal obligations	$13	$—	$16	$1	$29	$1	$7	$—	$16	$1	$23	$1
Corporate obligations	91	2	504	44	596	45	75	2	509	43	584	44
Foreign obligations	9	—	57	7	66	7	8	—	56	6	64	6
U.S. government obligations	40	1	33	2	73	4	27	1	37	2	63	4
Residential mortgage-backed securities	42	—	111	12	153	12	6	—	98	14	104	14
Commercial mortgage-backed securities	—	—	—	—	—	—	3	—	—	—	3	—
Collateralized debt obligations	13	—	40	—	53	—	1	—	93	1	95	1
Other asset-backed securities	53	1	79	4	132	5	57	1	35	1	92	1
	261	4	839	70	1,101	74	184	4	844	68	1,028	71
Short-term	44	—	—	—	44	—	4	—	—	—	4	—
	305	4	839	70	1,145	74	187	4	844	68	1,032	71
U. S. government obligations	27	1	—	—	27	1	—	—	—	—	—	—
Total collateralized investments	27	1	—	—	27	1	—	—	—	—	—	—
Total temporarily impaired securities	$332	$5	$839	$70	$1,172	$75	$187	$4	$844	$68	$1,032	$71

Management has determined that the securities in the above table do not have credit impairment as of March 31, 2024 and December 31, 2023, based upon (i) no actual or expected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and (iii) for debt securities that are non-highly rated beneficial interests in securitized financial assets, analysis of whether there was an adverse change in projected cash flows. Management's evaluation as of March 31, 2024, includes the expectation that all principal and interest payments on securities guaranteed by AAC or Ambac UK will be made timely and in full.
Ambac’s assessment about whether a security is credit impaired reflects management’s current judgment regarding facts and circumstances specific to the security and other factors. If that judgment changes, Ambac may record a charge for credit impairment in future periods.
The declines in fair value and resultant unrealized losses across asset classes as of March 31, 2024, included in the above table resulted from the impact of increasing interest rates and market spreads. Management has determined that the securities with unrealized losses are not credit impaired. Further discussion of management's assessment with respect to security categories with larger unrealized loss balances is below.
Corporate obligations
The gross unrealized losses on corporate obligations as of March 31, 2024, resulted primarily from an increase in interest rates since the securities were purchased. Unrealized losses of $45 related to 671 investment grade securities with an average unrealized loss equal to 7% of amortized cost at March 31, 2024. Securities that have below investment grade credit ratings or are unrated comprise $1 of the gross unrealized loss and have an average unrealized loss equal to 5% of amortized cost at March 31, 2024. Management believes that the full and timely receipt of all principal and interest payment on corporate obligations with unrealized losses as of March 31, 2024, is probable.
Residential mortgage-backed securities and Other asset-backed securities
As of March 31, 2024, $12 of the unrealized loss on residential mortgage-backed securities related to 13 Ambac insured securities. Four of these account for $11 of the unrealized loss and have an average unrealized loss equal to 11% of amortized cost. The $5 unrealized loss on other asset backed securities related primarily to 14 Ambac-insured securities that have an average unrealized loss equal to 3% of amortized cost.
The majority of these unrealized losses for both residential mortgage-backed and other asset-backed securities relate to securities with long dated weighted average lives making their fair values sensitive to interest rate changes. Also, most of these securities have below investment grade credit ratings or are unrated. The unrealized losses on these obligations resulted from adverse market conditions for long dated credit assets. As noted above, expected cash flows used in evaluating credit impairment of Ambac-insured securities contemplate full and timely payment of all principal and interest payments. This assumption is included in the projection of model based cash flows used in evaluating credit impairments on beneficial interests in securitized financial assets, including the residential mortgage backed and student loan asset backed securities included in this group.

Ambac Financial Group, Inc.	12	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Investment Income (Loss)
Net investment income (loss) was comprised of the following for the affected periods:

Three Months Ended March 31,	2024	2023
Fixed maturity securities	$23	$17
Short-term investments	5	6
Investment expense	(1)	(2)
Securities available-for-sale and short-term	27	21
Fixed maturity securities - trading	2	—
Other investments	13	13
Total net investment income (loss)	$42	$34
Net investment income (loss) from Other investments primarily represents changes in fair value on equity securities, including certain pooled investment funds, and income from investment limited partnerships and other equity interests accounted for under the equity method.
Net Investments Gains (Losses), including Impairments:
The following table details amounts included in net investment gains (losses) and impairments included in earnings for the affected periods:

Three Months Ended March 31,	2024	2023
Gross realized gains on securities	$—	$—
Gross realized losses on securities	(1)	(2)
Foreign exchange gains (losses)	—	(2)
Credit impairments	1	(1)
Intent / requirement to sell impairments	—	—
Net investment gains (losses), including impairments	$1	$(4)
Ambac had an allowance for credit losses of $2 and $1 at March 31, 2024 and 2023, respectively.
Ambac did not purchase any financial assets with credit deterioration for the three months ended March 31, 2024 and 2023.
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Securities held directly in Ambac’s investment portfolio with a fair value of $26 and $27 at March 31, 2024 and December 31, 2023, respectively, were pledged to derivative counterparties. Ambac’s derivative counterparties have the right to re-pledge the investment securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as either "Fixed maturity securities pledged as collateral, at fair value" or "Short-term investments pledged as collateral, at fair value." Refer to Note 7. Derivative Instruments for further information on cash collateral. There was no cash or securities received from other counterparties that were re-pledged by Ambac.
Securities carried at $23 and $24 at March 31, 2024 and December 31, 2023, respectively, were deposited by Ambac's insurance subsidiaries with governmental authorities or designated custodian banks as required by laws affecting insurance companies. Invested assets carried at $1 and $1 at March 31, 2024 and December 31, 2023, were deposited as security in connection with a letter of credit issued for an office lease. Fiduciary funds held by Ambac's insurance distribution subsidiaries, carried at $2 and $2 at March 31, 2024 and December 31, 2023, respectively, are included in the invested assets.
Guaranteed Securities:
Ambac’s fixed maturity portfolio includes securities covered by guarantees issued by AAC or Ambac UK (“insured securities”). The following table represents the fair value and weighted-average underlying rating of insured securities in Ambac's investment portfolio at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Municipal obligations	$9	$9
Mortgage-backed securities	244	240
Asset-backed securities	154	232
Total	$406	482
Weighted average underlying rating	B-	B
(1)Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

Ambac Financial Group, Inc.	13	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Other Investments:
Ambac's investment portfolio includes interests in various pooled investment funds. Fair value and additional information about investments in pooled funds, by investment type, is summarized in the table below. Except as noted in the table, fair value as reported is determined using net asset value ("NAV") as a practical expedient. Redemption of certain funds valued using NAV may be subject to withdrawal limitations and/or redemption fees which vary with the timing and notification of withdrawal provided by the investor. In addition to these investments, Ambac has unfunded commitments of $35 to private credit and private equity funds at March 31, 2024.

	Fair Value
Class of Funds	March 31, 2024	December 31, 2023	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$115	$112	quarterly or semi-annually	90 days
Private credit (2)	85	84	quarterly if permitted	180 days if permitted
High yields and leveraged loans (3) (10)	142	85	daily	0 - 30 days
Equity market investments (4) (10)	40	38	daily or quarterly	0 - 90 days
Investment grade floating rate income (5)	52	52	weekly	0 days
Private equity (6)	75	70	quarterly if permitted	90 days if permitted
Real estate properties (7)	20	21	see footnote (7)	see footnote (7)
Convertible bonds (8)(10)	16	—	daily	0 days
Insurance-linked investments (9)	—	1	see footnote (9)	see footnote (9)
Total equity investments in pooled funds	$546	$463

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
(7)Investments consist of UK property to generate income and capital growth. The fund in which Ambac is invested is in the process of terminating. Investors will be able to transfer their investments in the fund to an alternative UK property fund or redeem their investment on May 31, 2024. Transferring investors will receive units in the alternative fund and redeeming investors will receive distributions pro-rata to the number of fund units held, from cash and proceeds of future property sales as soon as possible following May 31, 2024.
(8)This class seeks to generate total returns from portfolios focused primarily on convertible securities.
(9)This class seeks to generate returns from insurance markets through investments in catastrophe bonds, life insurance and other insurance linked investments. This investment was restricted in connection with the unwind of certain insurance linked exposures. Ambac's investment was fully redeemed by March 31, 2024.
(10)These categories include fair value amounts totaling $152 and $77 at March 31, 2024 and December 31, 2023, respectively, that are readily determinable and are priced through pricing vendors, including for Equity market investments $40 and $38, High yield and leveraged loans products $95 and $39, and Convertible bonds investments $16 and $0.
Other investments also include preferred equity investments with a carrying value of $13 and $13 as of March 31, 2024 and December 31, 2023, respectively, that do not have readily determinable fair values and are carried at cost, less any impairments as permitted under the Investments — Equity Securities Topic of the ASC. There were no impairments recorded on these investments or adjustments to fair value to reflect observable price changes in identical or similar investments from the same issuer during the periods presented.
The portion of net unrealized gains (losses) related to securities classified as trading and equity securities, excluding those reported using the equity method, still held at the end of each period is as follows:

Three Months Ended March 31,	2024	2023
Net gains (losses) recognized during the period on trading and equity securities	$7	$7
Less: net gains (losses) recognized during the reporting period on trading and equity securities sold during the period	—	2
Unrealized gains (losses) recognized during the reporting period on trading and equity securities still held at the reporting date	$7	$5

Ambac Financial Group, Inc.	14	First Quarter 2024 Form 10-Q

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
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2024 and December 31, 2023, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Ambac Financial Group, Inc.	15	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	March 31, 2024					December 31, 2023
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:			Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3			Level 1	Level 2	Level 3
Financial assets:
Fixed maturity securities:
Municipal obligations	$101	$101	$—	$101	$—	$99	$99	$—	$99	$—
Corporate obligations	765	765	—	746	19	745	745	—	726	19
Foreign obligations	99	99	99	—	—	100	100	100	—	—
U.S. government obligations	98	98	98	—	—	82	82	82	—	—
Residential mortgage-backed securities	253	253	—	253	—	250	250	—	250	—
Commercial mortgage-backed securities	27	27	—	27	—	19	19	—	19	—
Collateralized debt obligations	143	143	—	143	—	139	139	—	139	—
Other asset-backed securities	231	231	—	163	68	303	303	—	235	68
Fixed maturity securities, pledged as collateral:
U.S. government obligations	26	26	26	—	—	—	—	—	—	—
Short-term	—	—	—	—	—	27	27	27	—	—
Short term investments	382	382	379	2	—	426	426	421	5	—
Other investments (1)	558	546	152	—	—	475	463	77	—	—
Cash, cash equivalents and restricted cash	44	44	44	—	—	28	28	27	2	—
Other assets - Derivatives:
Interest rate swaps—asset position	21	21	—	—	21	25	25	—	—	25
Warrants	1	1	—	—	1	1	1	—	—	1
Other assets-Loans	2	2	—	—	2	2	2	—	—	2
Variable interest entity assets:
Fixed maturity securities: Corporate obligations, fair value option	2,070	2,070	—	—	2,070	2,072	2,072	—	—	2,072
Fixed maturity securities: Municipal obligations, available-for-sale	92	92	—	92	—	95	95	—	95	—
Restricted cash	252	252	252	—	—	246	246	246		—
Loans	1,604	1,604	—	—	1,604	1,663	1,663	—	—	1,663
Derivative assets: Interest rate swaps—asset position	186	186	—	186	—	190	190	—	190	—
Derivative assets: Currency swaps—asset position	35	35	—	35	—	36	36	—	36	—
Total financial assets	$6,987	$6,974	$1,049	$1,747	$3,783	$7,022	$7,010	$979	$1,795	$3,850
Financial liabilities:
Long term debt, including accrued interest	$999	$772	$—	$753	$19	$983	$697	$—	$679	$18
Other liabilities - Derivatives:
Interest rate swaps—liability position	29	29	—	29	—	35	35	—	35	—
Liabilities for net financial guarantees written (2)	231	498	—	—	498	292	788	—	—	788
Variable interest entity liabilities:
Long-term debt	2,925	2,920	—	2,718	202	2,967	2,980	—	2,760	220
Derivative liabilities: Interest rate swaps—liability position	1,170	1,170	—	1,170	—	1,197	1,197	—	1,197	—
Total financial liabilities	$5,354	$5,388	$—	$4,670	$718	$5,474	$5,697	$—	$4,671	$1,026
(1)Excluded from the fair value measurement categories in the table above are investment funds of $394 and $386 as of March 31, 2024 and December 31, 2023, respectively, which are measured using NAV as a practical expedient. Also excluded from the fair value amounts in the table above are equity securities with a carrying value of $13 and $13 as of March 31, 2024 and December 31, 2023, respectively, that do not have readily determinable fair values and have carrying amounts determined using the measurement alternative.
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

Ambac Financial Group, Inc.	16	First Quarter 2024 Form 10-Q

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
Fixed Maturity Securities:
The fair values of fixed maturity investment securities are based primarily on market prices received from broker quotes or alternative pricing sources. Because many fixed maturity securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to calculate fair value. Such prices generally consider a variety of factors, including recent trades of the same and similar securities. In those cases, the items are classified within Level 2. For those fixed maturity investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At March 31, 2024, approximately 2%, 94% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively. At December 31, 2023, approximately 2%, 94% and 4% of the fixed maturity investment portfolio (excluding variable interest entity investments) was valued using broker quotes, alternative pricing sources and internal valuation models, respectively.
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
Information about the valuation inputs for fixed maturity securities classified as Level 3 is included below:
Other asset-backed securities: This security is a subordinated tranche of a securitization collateralized by Ambac-insured military housing bonds. The fair value classified as Level 3 was $68 and $68 at March 31, 2024 and December 31, 2023, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at March 31, 2024 and December 31, 2023 include the following:

	March 31, 2024:	December 31, 2023:
a. Coupon rate:	5.98%	5.97%
b. Average Life:	12.64 years	12.80 years
c. Yield:	12.00%	12.00%
Corporate obligations: This includes certain investments in convertible debt securities. The fair value classified as Level 3 was $19 and $19 at March 31, 2024 and December 31, 2023, respectively. Fair value was calculated by discounting cash flows with a weighted average maturity of 0.71 years and yield of 14.4% at March 31, 2024 and a weighted average maturity of 0.89 years and yield of 11.2% at December 31, 2023. Yields used are consistent with the security type and rating.
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

Ambac Financial Group, Inc.	17	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations. The aggregate Ambac CVA impact was not significant to the fair value of derivatives at March 31, 2024 or December 31, 2023.
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
Ambac holds warrants to purchase preferred stock of a development stage company. These warrants have a fair value of $1 and $1 as of March 31, 2024 and December 31, 2023, respectively. Fair value was determined using a standard warrant valuation model with internally developed input assumptions.
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
Long-term Debt:
Long-term debt includes AAC surplus notes and the Ambac UK debt issued in connection with a policy commutation. The fair values of surplus notes is based on prices received from third-party sources and are classified as Level 2. The fair value of Ambac UK debt estimated based upon internal valuation models and is classified as Level 3.
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
The fair value of FG VIE fixed maturity securities and loan assets are generally based on Level 2 market price quotes received from independent market sources when available. When FG VIE asset fair values are not readily available from market quotes, values are estimated internally. Internal valuations of FG VIE’s fixed maturity securities or loan assets are derived from the fair values of the notes issued by the respective VIE and the VIE’s derivatives, determined as described above, adjusted for the fair values of Ambac’s financial guarantees associated with the VIE. The fair value of financial guarantees consist of: (i) estimated future premium cash flows discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) estimates of future claim payments discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 6.3% and 6.3% at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the range of these discount rates was between 5.4% and 8.3%. At December 31, 2023, the range of these discount rates were between 5.3% and 7.8%.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2024 and 2023. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Ambac Financial Group, Inc.	18	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
			VIE Assets
	Investments	Derivatives	Investments	Loans	Total
Three Months Ended March 31, 2024:
Balance, beginning of period	$87	$26	$2,072	$1,663	$3,848
Total gains/(losses) realized and unrealized:
Included in earnings	—	(5)	19	21	35
Included in other comprehensive income	—	—	(21)	(16)	(38)
Purchases	—	—	—	—	—
Settlements	—	—	—	(64)	(64)
Balance, end of period	$87	$21	$2,070	$1,604	$3,782
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(5)	$19	$21	$35
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$(21)	$(16)	$(38)

Three Months Ended March 31, 2023:
Balance, beginning of period	$79	$26	$1,828	$1,829	$3,762
Total gains/(losses) realized and unrealized:
Included in earnings	—	5	133	59	196
Included in other comprehensive income	3	—	43	42	87
Settlements	—	—	—	(73)	(74)
Balance, end of period	$81	$31	$2,003	$1,856	$3,972
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$5	$133	$59	$196
The amount of total gains/(losses) included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$3	$—	$43	$42	$87

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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)	Net Investment Income	Net Gains (Losses) on Derivative Contracts	Income (Loss) on Variable Interest Entities	Other Income or (Expense)
Total gains (losses) included in earnings for the period	$—	$(5)	$39	$—	$—	$5	$191	$—
Changes in unrealized gains (losses) relating to financial instruments still held at the reporting date	—	(5)	39	—	—	5	191	—

Ambac Financial Group, Inc.	19	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
6.    INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, excluding consolidated VIEs.
Premiums:
The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended March 31,
	2024		2023
	Written	Earned	Written	Earned
Direct	$81	$75	$61	$46
Assumed	17	16	—	—
Ceded	70	57	43	32
Net premiums	$28	$33	$18	$14
The following table summarizes net premiums earned by location of risk:

Three Months Ended March 31,	2024	2023
United States	$30	$11
United Kingdom	3	2
Other international	—	—
Total	$33	$14
Premium Receivables, including credit impairments:
Premium receivables at March 31, 2024 and December 31, 2023 were $299 and $290, respectively.
•Legacy financial guarantee premium receivables are discounted using an appropriate risk-free rate corresponding to the weighted average life of each policy and currency to discount the future premiums contractually due or expected to be collected. The weighted average risk-free rate at March 31, 2024 and December 31, 2023, was 3.2% and 3.2%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2024 and December 31, 2023, was 7.7 years and 8.0 years, respectively.
•Specialty property and casualty premium receivables are not discounted and are typically paid upfront. Any receivables for such amounts are generally collected in the following period. Non-payment of premium by the policyholder may lead to policy cancellation. Premium receivables related to assumed reinsurance are paid on an installment basis.
Below is the gross premium receivable roll-forward, net of the allowance for credit losses, for the affected periods:

Three Months Ended March 31,	2024	2023
Beginning premiums receivable	290	269
Premiums written on new business, net of commissions	73	41
Premium receipts	(65)	(48)
Adjustments for changes in expected and contractual cash flows for contracts (1)	(2)	7
Accretion of premium receivable discount for contracts	2	2
Changes in allowance for credit losses	1	—
Other adjustments (including foreign exchange) (2)	(1)	2
Ending premium receivable (3)	299	272
(1)Adjustments for changes in expected and contractual cash flows are primarily due to indexation and reductions in insured exposure as a result of early policy terminations and unscheduled principal paydowns for financial guarantee policies.
(2)Includes foreign exchange gains/(losses) of $(1) and $2 for 2024 and 2023, respectively.
(3)Premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At March 31, 2024 and 2023, premium receivables include British Pounds of $71 (£56) and $75 (£61), respectively, and Euros of $13 (€12) and $15 (€13), respectively.
Management evaluates premium receivables for expected credit losses ("credit impairment") in accordance with the CECL standard, which is further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2023. The key indicator management uses to assess the credit quality of legacy financial guarantee premium receivables is Ambac's internal risk classifications for the insured obligation determined by the Risk Management Group.
Below is the amortized cost basis of financial guarantee premium receivables by risk classification code and asset class as of March 31, 2024 and December 31, 2023:

Ambac Financial Group, Inc.	20	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

	Surveillance Categories as of March 31, 2024						Surveillance Categories as of December 31, 2023
Type of Guaranteed Bond	I	IA	II	III	IV	Total	I	IA	II	III	IV	Total
Public Finance:
Housing revenue	$129	$3	$5	$—	$—	$136	$131	$3	$5	$—	$—	$139
Other	1	—	—	—	—	1	1	—	—	—	—	1
Total Public Finance	130	3	5	—	—	138	133	3	5	—	—	140

Structured Finance:
Mortgage-backed and home equity	—	—	—	—	10	11	—	—	—	—	11	12
Student loan	—	—	—	3	—	4	—	—	—	7	—	7
Other	3	—	—	—	—	3	4	—	—	—	—	4
Total Structured Finance	3	—	—	3	11	18	4	—	—	7	11	22

International:
Sovereign/sub-sovereign	59	5	—	—	—	64	51	13	—	—	—	64
Investor-owned and public utilities	17	—	—	—	—	17	18	—	—	—	—	18
Other	3	—	—	—	—	3	3	—	—	—	—	3
Total International	79	5	—	—	—	84	72	13	—	—	—	85
Total (1) (2)	$213	$8	$5	$3	$11	$240	$210	$16	$5	$7	$11	$248
(1)    Excludes specialty property and casualty premium receivables of $62 and $46 at March 31, 2024 and December 31, 2023, respectively.
(2)    The underwriting origination dates for all policies included are greater than five years prior to the current reporting date.
Below is a rollforward of the premium receivable allowance for credit losses as of March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$4	$5
Current period provision (benefit)	(1)	—
Write-offs of the allowance	—	—
Recoveries of previously written-off amounts	—	—
Ending balance (1)	$3	$5
(1)At March 31, 2024 and 2023, $503 and $0 of premiums were past due.
The following table summarizes the future Legacy Financial Guarantee gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at March 31, 2024:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (2)
Three months ended:
June 30, 2024	$7	$4
September 30, 2024	$7	$4
December 31, 2024	5	4
Twelve months ended:
December 31, 2025	25	15
December 31, 2026	24	16
December 31, 2027	23	15
December 31, 2028	22	14
Five years ended:
December 31, 2033	92	54
December 31, 2038	54	27
December 31, 2043	25	9
December 31, 2048	12	4
December 31, 2053	2	1
December 31, 2058	—	—
Total	$299	$167
(1)Future premiums to be collected are undiscounted, gross of allowance for credit losses, and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet.
(2)Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2023. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

Ambac Financial Group, Inc.	21	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Loss and Loss Expense Reserves:
Ambac’s loss and loss expense reserves (“loss reserves”) are based on management’s on-going review of the insured portfolio. Below are the components of the loss and loss expense reserves and the subrogation recoverable asset at March 31, 2024 and December 31, 2023:

	March 31, 2024					December 31, 2023
	Specialty Property and Casualty	Legacy Financial Guarantee				Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows					Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss expense reserves	$237	$693	$(56)	$(24)	$851	$197	$779	$(55)	$(28)	$893
Subrogation recoverable	—	1	(131)	—	(130)	—	1	(139)	—	(137)
Totals	$237	$695	$(187)	$(24)	$721	$197	$780	$(194)	$(28)	$756

Below is the loss and loss reserve expense roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

Three Months Ended March 31,	2024	2023
Beginning gross loss and loss expense reserves	$756	$534
Reinsurance recoverable	186	115
Beginning balance of net loss and loss expense reserves	570	419
Losses and loss expenses (benefit):
Current year	18	2
Prior years	(19)	16
Total (1)	(1)	18
Loss and loss expenses paid (recovered):
Current year	1	—
Prior years	55	(141)
Total	56	(141)
Foreign exchange effect	—	—
Ending net loss and loss expense reserves	513	578
Reinsurance recoverable (2)	208	127
Ending gross loss and loss expense reserves	$721	$705
(1)Total losses and loss expenses (benefit) includes $(35) and $(20) for the three months ended March 31, 2024 and 2023, respectively, related to ceded reinsurance.
(2)Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $16 and $3 as of March 31, 2024 and 2023, respectively, related to previously presented loss and loss expenses and subrogation.
For 2024, the favorable development in prior years was largely driven by the positive impact of discount rates on the structured finance portfolio and assumption changes in the public finance and international portfolios, all in the legacy financial guarantee segment.
For 2023, the adverse development in prior years was largely driven by the impact of lower discount rates on the RMBS portfolio, partially offset by assumption changes in the international portfolio, all in the legacy financial guarantee segment.

Ambac Financial Group, Inc.	22	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Legacy Financial Guarantee Loss Reserves:
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at March 31, 2024 and December 31, 2023, excluding consolidated VIEs. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy as opposed to the current accreted value of the bond. The weighted average risk-free rate used to discount loss reserves at March 31, 2024 and December 31, 2023,was 4.2% and 4.6%, respectively.

Surveillance Categories as of March 31, 2024
	I	IA	II	III	IV	V	Total
Number of policies	22	7	11	11	91	5	147
Remaining weighted-average contract period (in years) (1)	7	14	12	11	12	7	11
Gross insured contractual payments outstanding:
Principal	$1,086	$501	$442	$276	$1,469	$27	$3,801
Interest	104	312	264	103	595	16	1,395
Total	$1,190	$813	$707	$379	$2,064	$44	$5,196
Gross undiscounted claim liability	$11	$7	$37	$230	$805	$44	$1,135
Discount, gross claim liability	(1)	(1)	(6)	(76)	(352)	(8)	(445)
Gross claim liability before all subrogation and before reinsurance	10	6	31	154	454	35	691
Less:
Gross other subrogation (2)	(12)	(2)	(1)	(26)	(206)	(11)	(259)
Discount, other subrogation	2	—	—	4	62	3	72
Discounted other subrogation, before reinsurance	(10)	(2)	—	(22)	(144)	(8)	(187)
Gross claim liability, net of all subrogation and discounts, before reinsurance	—	4	31	133	309	27	504
Less: Unearned premium revenue	(7)	(5)	(4)	2	(9)	(1)	(24)
Plus: Loss expense reserves	1	2	—	—	1	—	4
Gross loss and loss expense reserves	$(6)	$1	$26	$135	$301	$27	$484
Reinsurance recoverable reported on Balance Sheet (3)	$1	$—	$7	$14	$4	$—	$26
(1)Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.
(2)Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.
(3)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $26 related to future loss and loss expenses and $1 related to presented loss and loss expenses and subrogation.

Surveillance Categories as of December 31, 2023
	I	IA	II	III	IV	V	Total
Number of policies	18	8	9	13	88	5	141
Remaining weighted-average contract period (in years) (1)	9	9	13	13	12	7	12
Gross insured contractual payments outstanding:
Principal	$429	$1,084	$430	$394	$1,473	$27	$3,838
Interest	75	328	262	139	600	17	1,421
Total	$505	$1,412	$692	$534	$2,073	$44	$5,259
Gross undiscounted claim liability	$1	$19	$41	$324	$772	$44	$1,202
Discount, gross claim liability	—	(2)	(7)	(86)	(323)	(8)	(426)
Gross claim liability before all subrogation and before reinsurance	1	17	34	239	450	36	777
Less:
Gross other subrogation (2)	(13)	(2)	—	(27)	(208)	(11)	(263)
Discount, other subrogation	2	—	—	4	60	3	69
Discounted other subrogation, before reinsurance	(11)	(2)	—	(23)	(149)	(8)	(194)
Gross claim liability, net of all subrogation and discounts, before reinsurance	(10)	15	34	215	301	28	583
Less: Unearned premium revenue	—	(12)	(4)	—	(10)	(1)	(28)
Plus: Loss expense reserves	—	3	—	—	1	—	4
Gross loss and loss expense reserves	$(10)	$6	$30	$215	$292	$27	$559
Reinsurance recoverable reported on Balance Sheet (4)	$1	$—	$8	$18	$3	$—	$30
(1)Remaining weighted-average contract period is weighted based on projected gross claims over the lives of the respective policies.
(2)Other subrogation represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

Ambac Financial Group, Inc.	23	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
(3)Reinsurance recoverable reported on the Balance Sheet includes reinsurance recoverables of $30 related to future loss and loss expenses and $(1) related to presented loss and loss expenses and subrogation.
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
Ambac’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $441 at March 31, 2024. Credit exposure existed at March 31, 2024, with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac under the terms of these reinsurance arrangements. At March 31, 2024, there were ceded reinsurance balances payable of $110 offsetting this credit exposure. Contractually ceded reinsurance payables can only be offset against amounts owed from the same reinsurer in the event that such reinsurer is unable to meet its obligations to reimburse Ambac.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac (i) is entitled to receive collateral from certain reinsurance counterparties in certain reinsurance contracts and (ii) has certain cancellation rights that can be exercised by Ambac in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac held letters of credit and collateral amounting to $127 from its reinsurers at March 31, 2024 of which $100 relates to Legacy Financial Guarantee Insurance and $27 relates to Specialty Property and Casualty Insurance. For those reinsurance counterparties that do not currently post collateral, Ambac's reinsurers are well capitalized, highly rated, authorized capacity providers. Additionally, while legacy liabilities from the Providence Washington Insurance Company ("PWIC") and 21st Century Company acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from Enstar Holdings (US) and 21st Century Premier Insurance Company, respectively, to mitigate any residual risk to these reinsurers.
The allowance for credit losses is based upon Ambac's ongoing review of amounts outstanding. Key indicators management uses to assess the credit quality of reinsurance recoverables are financial performance of the reinsurers, collateral posted by the reinsurers and independent rating agency credit ratings. The evaluation begins with a comparison of the fair value of collateral posted by the reinsurer to the recoverable, net of ceded premiums payable. Any shortfall of collateral posted is evaluated against our assessment of the reinsurer's financial strength to determine whether an allowance is considered necessary.
At March 31, 2024, our top three reinsurers represented 70.2% of our total reinsurance recoverables on paid and unpaid losses. These reinsurance recoverables were primarily from reinsurers with applicable ratings of A or better. The following table sets forth our three most significant reinsurers by amount of reinsurance recoverable as of March 31, 2024.

Reinsurers	Type of Insurance	Rating (1)	Reinsurance Recoverable (2)	Unsecured Recoverable (3)
General Reinsurance Company	Specialty P&C	A++	$98	$92
QBE Insurance Corporation	Specialty P&C	A	38	38
Assured Guaranty Re Ltd.	Financial Guarantee	AA	21	—
All other reinsurers			67	26
Total recoverables			$224	$156
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
Ambac has uncollateralized credit exposure of $156 and $128 and has recorded an allowance for credit losses of less than a million at March 31, 2024 and December 31, 2023. The uncollateralized credit exposure includes legacy liabilities obtained from the acquisitions of PWIC and the 21st Century Companies of $43 and $44 at March 31, 2024 and December 31, 2023, respectively. All legacy liabilities remain with affiliates of the sellers through reinsurance and contractual indemnities.

Ambac Financial Group, Inc.	24	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
7.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024					December 31, 2023
	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Other assets:
Interest rate swaps	$21	$—	$21	$—	$21	$25	$—	$25	$—	$25
Warrants	1	—	1	—	1	1	—	1	—	1
Total non-VIE derivative assets	$21	$—	$21	$—	$21	$26	$—	$26	$—	$26
Other liabilities:
Interest rate swaps	$29	$—	$29	$28	$—	$35	$—	$35	$35	$—
Total non-VIE derivative liabilities	$29	$—	$29	$28	$—	$35	$—	$35	$35	$—
Variable interest entities assets: Derivative and other assets:
Interest rate swaps	$186	$—	$186	$186	$—	$190	$—	$190	$190	$—
Currency swaps	35	—	35	35	—	36	—	36	36	—
Total VIE derivative assets	$221	$—	$221	$221	$—	$226	$—	$226	$226	$—
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,170	$—	$1,170	$—	$1,170	$1,197	$—	$1,197	$—	$1,197
Total VIE derivative liabilities	$1,170	$—	$1,170	$—	$1,170	$1,197	$—	$1,197	$—	$1,197
Amounts representing the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Unaudited Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $18 and $23 as of March 31, 2024 and December 31, 2023, respectively. Amounts representing an obligation to return cash collateral were $239 and $235 as of March 31, 2024 and December 31, 2023, respectively and are reported in "Variable interest entity liabilities: Other liabilities".
The following tables summarize the location and amount of gains and losses of derivative contracts in the Unaudited Consolidated Statements of Total Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023:

	Location of Gain (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended March 31,
		2024	2023
Non-VIE derivatives:
Interest rate swaps	Net gains (losses) on derivative contracts	2	(3)
Warrants	Net gains (losses) on derivative contracts	—	—
Total Non-VIE derivatives		$2	$(4)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	$2	$(99)
Interest rate swaps	Income (loss) on variable interest entities	14	(3)
Total Variable Interest Entities		16	(102)
Total derivative contracts		$17	$(105)

Interest Rate Derivatives:
AFS provided interest rate derivatives to financial guarantee customers and used derivatives to provide a partial hedge against interest rate risk in AAC's insurance and investment portfolios. Additionally, AFS provided interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS's only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges. As of March 31, 2024 and December 31, 2023, the notional amounts of AFS’s derivatives are as follows:

	Notional
Type of Derivative	March 31, 2024	December 31, 2023
Interest rate swaps—pay-fixed/receive-variable	$141	$141
Interest rate swaps—receive-fixed/pay-variable	159	167
Other Derivatives:
As of March 31, 2024 Ambac holds warrants to purchase preferred stock of development stage companies.

Ambac Financial Group, Inc.	25	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional amounts for VIE derivatives outstanding as of March 31, 2024 and December 31, 2023, were as follows:

	Notional
Type of VIE Derivative	March 31, 2024	December 31, 2023
Interest rate swaps—receive-fixed/pay-variable	$1,645	$1,662
Interest rate swaps—pay-fixed/receive-variable	837	864
Currency swaps	143	149
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
As of March 31, 2024 and December 31, 2023, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $28 and $35, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $44 and $50, respectively. All such ratings-based contingent features have been triggered requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated at fair value on March 31, 2024, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
8.    GOODWILL AND INTANGIBLE ASSETS
See Note 2. Basis of Presentation and Significant Accounting Policies for discussion of goodwill. The following table presents the Company's goodwill.

	March 31, 2024	December 31, 2023
Beginning balance	$70	$61
Business acquisitions	—	9
Impairments	—	—
Ending balance	$70	$70
Intangible assets and accumulated amortization are included in the Consolidated Balance Sheets, as shown below.

	March 31, 2024	December 31, 2023
Finite-lived Intangible Assets:
Insurance intangible:
Gross carrying value	$1,256	$1,258
Accumulated amortization	1,023	1,013
Net insurance intangible asset	233	245
Other intangibles:
Gross carrying value	57	57
Accumulated amortization	11	10
Net other intangible assets	46	47
Total finite-lived intangible assets	279	292
Indefinite-lived Intangible Assets:
Insurance licenses	14	14
Total intangible assets	$293	$307
9.    VARIABLE INTEREST ENTITIES
Ambac, with its subsidiaries, has engaged in transactions with variable interest entities ("VIEs,") in various capacities.
•AAC and Ambac UK provide financial guarantees for various debt obligations issued by special purpose entities, including VIEs ("LFG VIEs); and
•AAC and Ambac UK invest in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and their ownership interest is generally insignificant to the VIE and/or they do not have rights that direct the activities that are most significant to such VIE.
LFG VIEs:
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
LFG VIEs which are consolidated may include recourse and non-recourse liabilities. LFG VIEs' liabilities that are insured by the AAC or Ambac UK are with recourse, because AAC or Ambac UK guarantees the payment of principal and interest in the event the issuer defaults. LFG VIEs' liabilities that are not insured by AAC or Ambac UK are without recourse, because AAC or Ambac UK has not issued a financial guarantee and is under no obligation for the payment of principal and interest of these

Ambac Financial Group, Inc.	26	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
instruments. AAC or Ambac UK's economic exposure to consolidated LFG VIEs is limited to the financial guarantees issued for recourse liabilities and any additional variable interests held by them. Additionally, AAC or Ambac UK’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between AAC or Ambac UK and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of consolidated LFG VIEs are attributable to AAC or Ambac UK's interests through financial guarantee premium and loss payments with the VIE.

The following table summarizes the carrying values of assets and liabilities, along with other supplemental information related to FG VIEs that are consolidated as a result of financial guarantees of Ambac UK and AAC:

	March 31, 2024			December 31, 2023
	Ambac UK	Ambac Assurance	Total VIEs	Ambac UK	Ambac Assurance	Total VIEs
ASSETS:
Fixed maturity securities, at fair value:
Corporate obligations, fair value option	$2,070	$—	$2,070	$2,072	$—	$2,072
Municipal obligations, available-for-sale (1)	—	92	92	—	95	95
Total LFG VIE fixed maturity securities, at fair value	2,070	92	2,162	2,072	95	2,167
Restricted cash	251	1	252	245	1	246
Loans, at fair value (2)	1,604	—	1,604	1,663	—	1,663
Derivative assets	221	—	221	226	—	226
Other assets, including contract assets	91	1	92	90	2	92
Total LFG VIE assets	$4,236	$94	$4,330	$4,296	$98	$4,394
LIABILITIES:
Long-term debt:
Long-term debt, at fair value (3)	$2,671	$—	$2,671	$2,710	$—	$2,710
Long-term debt, at par less unamortized discount	98	155	254	99	159	258
Total long-term debt	2,769	155	2,925	2,808	159	2,967
Derivative liabilities	1,170	—	1,170	1,197	—	1,197
Cash collateral payable	239	—	239	235	—	235
Other liabilities	6	—	6	4	1	5
Total LFG VIE liabilities	$4,184	$156	$4,340	$4,244	$160	$4,404
Number of LFG VIEs consolidated	4	2	6	4	2	6
(1)Available-for-sale LFG VIE fixed maturity securities consist of municipal obligations with an amortized cost basis of $85 and $88 at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, there were $7 aggregate gross unrealized gains and $0 aggregated gross unrealized losses. At December 31, 2023, there were $7 aggregate gross unrealized gains and $0 aggregated gross unrealized losses. All such securities had contractual maturities due after ten years as of March 31, 2024.
(2)The unpaid principal balances of loan assets carried at fair value were $1,730 as of March 31, 2024 and $1,787 as of December 31, 2023.
(3)The unpaid principal balances of long-term debt carried at fair value were $2,889 as of March 31, 2024 and $2,952 as of December 31, 2023.
The following schedule details the components of Income (loss) on variable interest entities for the affected periods:

Three Months Ended March 31,	2024	2023
Net change in fair value of VIE assets and liabilities reported under the fair value option	$1	$3
Less: Credit risk changes of fair value option long-term debt reported through other comprehensive income (loss)	—	—
Net change in fair value of VIE assets and liabilities reported in earnings under the fair value option	1	3
Investment income (loss)	3	2
Contract revenue	5	—
Net realized investment gains (losses) on available-for-sale securities	—	—
Interest expense on long-term debt carried at par less unamortized cost	(3)	(5)
Other expenses	(3)	—
Gain (loss) from consolidating VIEs	—	—
Income (loss) on variable interest entities	$3	$(1)
Ambac consolidated zero and zero FG VIEs for the three months ended March 31, 2024 and 2023, respectively. Ambac de-consolidated zero FG VIE for the three months ended March 31, 2024 and one FG VIE for the three months ended March 31, 2023, as a result of the retirement of all Ambac-insured bonds in the trust. There was no gain or loss resulting from the de-consolidation.

Ambac Financial Group, Inc.	27	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of March 31, 2024 and December 31, 2023:

	March 31, 2024:				December 31, 2023:
	Carrying Value of Assets and Liabilities				Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
Global structured finance:
Mortgage-backed—residential	$2,295	$128	$417	$—	$2,391	$135	$432	$—
Other consumer asset-backed	389	3	134	—	540	5	200	—
Other	417	2	2	—	433	2	2	—
Total global structured finance	3,101	132	553	—	3,364	141	634	—
Global public finance	17,200	206	196	—	17,498	209	202	—
Total	$20,302	$338	$749	$—	$20,861	$351	$836	$—
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
Insurance Distribution revenues recognized, disaggregated by policy type, were as follows:

Three Months Ended March 31,	2024	2023
Employer stop loss	$5	$5
Affinity products	5	5
Commercial auto	4	3
Marine	1	1
Professional liability	2	—
Other	—	—
Total	$18	$14
These revenues are reported within commission income and other income on the Consolidated Statements of Total Comprehensive Income (Loss).
A VIE was consolidated on December 31, 2023. The consolidated VIE's revenues recognized in 2024 was $5, which are reported within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).
During the three months ended March 31, 2024 and 2023, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates was approximately $6 and $5, respectively.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities with customers were as follows:

	March 31, 2024	December 31, 2023
Premiums and commissions receivable	$10	$9
Contract assets	100	95
Contract liabilities	—	1
Insurance Distribution
Contract assets of $12 and $7 as of March 31, 2024 and December 31, 2023, respectively, represent estimated future consideration related to base commissions and profit-sharing commissions that were recognized as revenue upon the placement of the policy, but are not yet due. The Company does not have the right to bill or collect payment on i) base commissions until the related premiums from policyholders has been collected nor ii) profit-sharing commissions until after the contract year is completed. Changes in contract assets during the three months ended March 31, 2024, is primarily due to the timing of new or renewal policies, growth in the business, reclassifications to receivables (unconditional right) and collections.
Contract liabilities represent advance consideration received from customers related to employer stop loss base commissions that will be recognized over time as claims servicing is performed, which typically occurs between 17 and 20 months from contract inception. During the three months ended March 31, 2024 and 2023, the Company recognized revenue that was included in the contract liability balance as of the beginning of the period of less than a million dollars and $1, respectively.

Ambac Financial Group, Inc.	28	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
Consolidated VIE
Contract assets of $88 and $87 as of March 31, 2024 and December 31, 2023, respectively, represent future consideration related to service concession payments for already completed services that were recognized as revenue but are not yet due. There are no contract liabilities in either period.
11.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Three Months Ended March 31, 2024:					Three Months Ended March 31, 2023:
	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Credit Risk Changes of Fair Value Option Liabilities (1) (2)	Total
Beginning Balance	$(20)	$5	$(144)	$(1)	$(160)	$(71)	$3	$(184)	$(1)	$(253)
Other comprehensive income (loss) before reclassifications	(6)	—	(8)	—	(14)	14	3	16	—	33
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	—	—	(1)	4	—	—	—	3
Net current period other comprehensive income (loss)	(7)	—	(8)	—	(15)	17	3	16	—	36
Ending Balance	$(27)	$5	$(152)	$(1)	$(175)	$(54)	$6	$(168)	$(1)	$(217)
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
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Total Comprehensive Income (Loss)
	Three Months Ended March 31,
	2024	2023
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(1)	$4	Net realized investment gains (losses)
	—	(1)	Provision for income taxes
	$(1)	$4	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$—	$—	Other income
Actuarial (losses)	—	—	Other income
	—	—	Total before tax
	—	—	Provision for income taxes
	$—	$—	Net of tax and noncontrolling interest
Credit Risk Changes of Fair Value Option Liabilities
	$—	$—	Credit risk changes of fair value option liabilities
	—	—	Provision for income taxes
	$—	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(1)	$3	Net of tax and noncontrolling interest

12.    NET INCOME PER SHARE
As of March 31, 2024, 45,224,972 shares of AFG's common stock (par value $0.01) were issued and outstanding. Common shares outstanding increased by 29,602 during the three months ended March 31, 2024, primarily due to settlements of employee restricted and performance stock units.
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
The following table provides a reconciliation of net income attributable to common stockholders to the numerator in the basic and diluted earnings per share calculation, together with the resulting earnings per share amounts:

Ambac Financial Group, Inc.	29	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)

Three Months Ended March 31,	2024	2023
Net income (loss) attributable to common stockholders	$20	$(33)
Adjustment to redemption value (ASC 480)	—	—
Numerator of basic and diluted EPS	$20	$(33)
Per Share:
Basic	$0.44	$(0.73)
Diluted	$0.43	$(0.73)
The denominator of the basic earnings per share computation represents the weighted average common shares outstanding plus vested performance and restricted stock units (together, "Basic Weighted Average Shares Outstanding"). The denominator of diluted earnings per share adjusts the Basic Weighted Average Shares Outstanding for all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants, unvested restricted stock units and performance stock units granted under existing compensation plans.
The following table provides a reconciliation of the weighted average shares denominator used for basic net income per share to the denominator used for diluted net income per share:

Three Months Ended March 31,	2024	2023
Basic weighted average shares outstanding denominator	45,827,076	45,564,276
Effect of potential dilutive shares :
Restricted stock units	211,482	—
Performance stock units (1)	310,218	—
Diluted weighted average shares outstanding denominator	46,348,776	45,564,276
Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	4,876,114
Restricted stock units	88,468	555,354
Performance stock units (1)	—	601,033
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
13.    INCOME TAXES
AFG files a consolidated Federal income tax return with its subsidiaries. AFG and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2015
New York City	2018
United Kingdom	2020
Italy	2019
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
Consolidated Pretax Income (Loss)
U.S. and foreign components of pre-tax income (loss) were as follows:

Three Months Ended March 31,	2024	2023
U.S.	$11	$(48)
Foreign	15	19
Total	$26	$(29)
Provision (Benefit) for Income Taxes
The components of the provision for income taxes were as follows:

Three Months Ended March 31,	2024	2023
Current taxes
U.S. state and local	—	—
Foreign	4	2
Total Current taxes	4	2
Deferred taxes
Foreign	—	2
Total Deferred taxes	1	2
Provision for income taxes	$5	$4
As of March 31, 2024, the Company has (i) $3,516 of NOLs, which if not utilized will begin expiring in 2030, and will fully expire in 2045, and (ii) $202 of interest expense tax deduction carryover, which has an indefinite carryforward period but is limited in any particular year based on certain provisions.
14.    COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 19: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
Litigation Against Ambac - Pending Cases
Monterey Bay Military Housing, LLC, et al. v. Ambac Assurance Corporation, et al. (United States District Court, Southern District of New York, Case No. 1:19-cv-09193-PGG, transferred on October 4, 2019 from the United States District Court, Northern District of California, San Jose Division, Case No. 17-cv-04992-BLF, filed August 28, 2017). On April 6, 2022, certain co-defendants filed a motion to sever the plaintiffs’ claims and to dismiss all claims except for claims asserted by the Monterey Bay plaintiffs. On January 26, 2024, the court granted the parties leave to file motions for summary judgment; opening briefs were due March 22, 2024, while oppositions are due May 31, 2024 and

Ambac Financial Group, Inc.	30	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
replies on July 12, 2024. On February 29, 2024, the court denied co-defendants’ motion to sever plaintiffs’ claims. On March 22, 2024, defendants served opening motions for summary judgment against plaintiffs’ claims in their entirety on multiple grounds, and plaintiffs served cross-motions for summary judgment on defendants’ unclean hands defenses.
In re National Collegiate Student Loan Trusts Litigation (Delaware Court of Chancery, Consolidated C.A. No. 12111, filed November 1, 2019). The Vice Chancellor entered a series of stays to facilitate good-faith settlement discussions, the most recent of which was entered on May 2, 2023, and stayed the matter through May 5, 2023. On April 25, 2024 the Administrator filed a status report stating that certain parties continue to negotiate a resolution to the various pending claims.
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
Everspan may be subject to disputes with policyholders or other third parties regarding the scope and extent of coverage offered under Everspan's policies, including disputes relating to Everspan’s course of conduct in the handling of claims and settling or failing to settle claims (which can lead to bad faith and other forms of extra-contractual liability); be required to defend claimants in suits against its policyholders for covered liability claims; or enter into commercial disputes with its reinsurers, MGA/Us or third party claims administrators regarding their respective contractual obligations and rights. Under some circumstances, the results of such disputes or suits may lead to liabilities beyond those which are anticipated or reserved, including liabilities in excess of applicable policy limits.

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
Litigation Filed or Joined by Ambac
CFPB v. Nat’l Collegiate Master Student Loan Trust (United States District Court, District of Delaware, Case No. 1:17-cv-01323, filed September 18, 2017). The CFPB filed an amended complaint on April 30, 2021. On May 21, 2021, the Trusts and several intervenors, including AAC, moved to dismiss the CFPB’s amended complaint for failure to state a claim. On December 13, 2021, the court denied the Trusts' and intervenors' motions to dismiss the amended complaint. On December 23, 2021, the Trusts and several intervenors, including AAC, filed a motion seeking (i) an order certifying for interlocutory appeal the court’s December 13, 2021 order denying the motion to dismiss the amended complaint, and (ii) a stay of the action pending resolution of any appeal. On January 26, 2022, the Trusts and several intervenors, including AAC, answered the CFPB’s amended complaint, asserting several affirmative defenses and denying that the CFPB is entitled to relief from the Trusts. On February 11, 2022, the court certified its ruling on the motion to dismiss for interlocutory appeal to the U.S. Court of Appeals for the Third Circuit, and stayed the case pending appeal. On February 21, 2022, the Trusts and several intervenors, including AAC, filed a petition with the Third Circuit for permission to appeal the District Court’s order denying their motion to dismiss the amended complaint. On March 3, 2022, the CFPB filed its opposition to the petition for permission to appeal. On April 29, 2022, the Third Circuit granted the Trusts' and intervenors' petition. On September 23, 2022, the Trusts and other intervenors, including AAC, filed their opening brief to the Third Circuit, seeking reversal of the District Court’s order denying their motion to dismiss the amended complaint. The CFPB filed its responsive brief on November 7, 2022. The Trusts and other intervenors, including AAC, filed their reply brief on December 28, 2022. The Third Circuit heard oral argument in the matter on May 17, 2023. On March 19, 2024, the Third Circuit issued an opinion holding that (1) the Trusts are covered persons subject to

Ambac Financial Group, Inc.	31	First Quarter 2024 Form 10-Q

Notes to Unaudited Consolidated Financial Statements
Ambac Financial Group, Inc. and Subsidiaries
(Dollar Amounts in Millions, Except Share Amounts)
the Consumer Financial Protection Act’s enforcement authority, and (2) the CFPB did not need to ratify the action. Also on March 19, 2024, the Third Circuit entered a judgment remanding the matter to the District Court for further proceedings consistent with its opinion. On March 25, 2024, the CFPB moved (1) to strike all answers filed by parties other than the Trusts, including AAC, and (2) to exclude all intervenors, including AAC, from further participation in the litigation. On April 22, 2024, the District Court entered a scheduling order adjourning deadlines in the matter until May 6, 2024 to allow the parties to engage in settlement discussions. On May 3, 2024, the Trusts and certain Intervenors, including AAC, filed a petition for rehearing and rehearing en banc of the Third Circuit’s March 19, 2024 decision.

Ambac Financial Group, Inc.	32	First Quarter 2024 Form 10-Q

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
The following discussion should be read in conjunction with our consolidated financial statements in Part I, Item 1 and the matters described under Part II, Item 1A Risk Factors in this Quarterly Report and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Refer to Item 1. Business and Note 1. Background and Business Description for a description of our business and our key strategies to achieve our primary goal to maximize shareholder value.

Organization of Information
MD&A includes the following sections:

EXECUTIVE SUMMARY
AFG Net Assets
AFG has the following net assets to support its goals and strategies, including the development and growth of its Specialty Property and Casualty Insurance and Insurance Distribution businesses, acquisitions and capital management. AFG does not have any commitment or other obligation to provide capital or liquidity to AAC, whose financial guarantee business has been in run-off since 2008. As of March 31, 2024 and December 31, 2023, AFG's stand alone net assets, excluding its equity investments in subsidiaries are shown in the following table:

	March 31, 2024	December 31, 2023
Cash and short-term investments	$153	$156
Other investments (1)	33	32
Other net assets	23	23
Total	$209	$211
(1)Includes strategic minority investments in insurance services businesses of $26.
The decrease in AFG net assets, excluding its equity investments in subsidiaries, during 2024 was driven by operating expenses, partially offset by interest income and distributions received from subsidiaries.

Ambac Financial Group, Inc.	33	First Quarter 2024 Form 10-Q

AFG's subsidiaries/businesses are divided into three segments with results for the three months ended March 31, 2024 and 2023 as follows:

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
($ in millions)	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Premiums placed			$90		$90			$77		$77
Gross premiums written	$2	$96			98	$9	$52			61
Net premiums written	2	26			28	9	9			18

Total revenues	53	30	18	$2	103	32	9	15	$2	58
Total expenses	28	28	14	7	77	64	10	11	2	86
Pretax income (loss)	25	2	4	(5)	26	(32)	(1)	4	—	(29)
EBITDA	52	2	5	(5)	55	(9)	(1)	5	—	(5)
Ambac Stockholders’ Equity (1)	928	122	106	209	1,365	824	111	94	224	1,254
Non-redeemable noncontrolling interest	51	2			53	51	2			53
Total stockholders’ equity	979	124	106	209	1,418	875	113	94	224	1,307
Redeemable noncontrolling interest			17		17			20		20
(1)Represents Ambac's stockholders equity for each segment, including intercompany eliminations.
On January 12, 2024, Everspan Insurance Company entered into a Stock Purchase Agreement with Hagerty Insurance Holdings, Inc., to sell its ownership interests in Consolidated National Insurance Company. The closing of the Transaction is subject to customary closing conditions, including obtaining regulatory approval from the Colorado Division of Insurance (such request for approval having been filed on February 12, 2024). Subject to the satisfactory completion of closing conditions, the closing is expected to occur in the second quarter of 2024.
Banking Sector Crisis of 2023
The collapse of several banks in early 2023 and extending into 2024 precipitated a sudden loss of confidence in the banking system, prompting bank runs and the U.S. government to provide direct support to failed banks and, through an expansive emergency lending program, the system more broadly. In the U.S., this crisis was in part a consequence of rising interest rates, resulting in large declines in the market value of U.S. Treasury and government-backed debt held by banking institutions. The risk of additional bank financial stress and/or failures due to asset-liability mismatches or other risks, such as outsized exposure to commercial real estate, remains. Despite actions by government agencies and regulators to mitigate the consequences of these bank failures by providing liquidity and guaranteeing uninsured deposits, there is no guarantee that they will provide similar support in the event of additional bank failures. In Europe, regulators stepped in to facilitate mergers of stressed banks into more stable institutions. The ability or willingness of healthy banks to merge with stressed banks in the future is also subject to significant uncertainty.
Ambac's cash balances held at banks was $44 as of March 31, 2024 and $27 as of December 31, 2023. Substantially all of these cash balances were uninsured as of March 31, 2024 and December 31, 2023 because they either (i) exceeded the two hundred and fifty thousand FDIC insurance limit or (ii) were held in foreign banks. These cash balances were held primarily with Ambac's main operating banks which are large money center and/or global banks. Ambac actively manages its cash balances to reduce bank risk and to enhance yield by transferring most of its funds to government and prime money market funds. Included in the cash balances above are $13 and $16 as of March 31, 2024 and December 31, 2023, respectively, of cash from companies Ambac has acquired within its insurance distribution businesses that are held in regional banks. The management of these balances and the associated bank exposure is under consideration as part of Ambac's ongoing integration of these acquired businesses. In addition, cash balances held by variable interest entities ("VIEs") that are consolidated in Ambac's financial statements as a result of Ambac's financial guarantees totaled $252 and $246 as of March 31, 2024 and December 31, 2023, respectively. These amounts relate primarily to cash collateral posted against derivative assets and reserve balances maintained under the VIEs' governing documents and are not directly managed by Ambac.
Ambac also has exposure to banks through its fixed maturity investment portfolio totaling $151 and $169 as of March 31, 2024 and December 31, 2023, respectively. All of these investments are managed by third-party asset management firms which follow single and sector risk limits established by Ambac. The average rating of our fixed income investment in banks was A- as of March 31, 2024.
Financial Statement Impact of Foreign Currency:
The impact of foreign currency as reported in Ambac's Unaudited Consolidated Statement of Total Comprehensive Income for the

Ambac Financial Group, Inc.	34	First Quarter 2024 Form 10-Q

three months ended March 31, 2024 and 2023, included the following:

Three Months Ended March 31,	2024	2023
Net income (1)	$—	$(2)
Gain (losses) on foreign currency translation (net of tax)	(8)	16
Unrealized gains (losses) on non-functional currency available-for-sale securities (net of tax)	1	(4)
Impact on total comprehensive income (loss)	$(7)	$10
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
Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further information on the impact of future currency rate changes on Ambac's financial instruments.
SEC Final Rules on Climate Related Information
On March 6, 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted The Enhancement and Standardization of Climate-Related Disclosures for Investors ("Final Rule"), which will require registrants to disclose extensive climate-related information in their Form 10-K annual reports and registration statements. The Final Rule was scheduled to become effective May 28, 2024; however, the SEC has voluntarily stayed the rule’s effective date pending judicial review of legal challenges.
The compliance dates for large accelerated filers such as Ambac for annual reports or registration statements that include financial statements for the year ending December 31 are phased in from 2025 through 2033. Depending on when the legal challenges are resolved, the compliance dates may be retained or delayed.
Ambac is reviewing the Final Rule and is currently assessing our related compliance obligations and other effects on our operations.
CRITICAL ACCOUNTING ESTIMATES
Ambac’s Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of material estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and
Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table provides a comparison of total, adversely classified credits ("ACC") and watch list credit net par outstanding in the insured portfolio at March 31, 2024 and December 31, 2023.

($ in billions)	March 31, 2024	December 31, 2023	Variance
Total	$19,031	$19,541	$(510)	(2)%
ACC	$2,776	$3,504	$(728)	(21)%
Watch List	$2,679	$2,181	$498	23%
The decrease in total and ACC net par outstanding resulted from active de-risking, scheduled maturities, amortizations, refundings and calls and a strengthening of the USD versus the GBP of $105 on the total net par outstanding. Additionally, we upgraded (from ACC to Watch List) one credit that has net par outstanding of $563 at March 31, 2024.
The following table provides a breakdown of guaranteed net par outstanding by market at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Public Finance (1)	$7,423	$7,562
Structured Finance	3,096	3,315
International Finance	8,512	8,664
Total net par outstanding	$19,031	$19,541
(1)Includes $3,355 and $3,371 of Military Housing net par outstanding at March 31, 2024 and December 31, 2023, respectively.

Ambac Financial Group, Inc.	35	First Quarter 2024 Form 10-Q

The table below shows Ambac’s ten largest insured exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at March 31, 2024:

Sector	Co.	Bond Kind	Country-Bond Type	Ambac Ratings (1)	Ultimate Maturity Year	Net Par Outstanding	% of Total Net Par Outstanding
IF	AUK	Investor Owned Utility Gas - unsecured	UK-Utility	BBB+	2037	$895	4.7%
IF	AUK	PFI - Hospitals	UK-Infrastructure	BBB+	2046	728	3.8%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2040	719	3.8%
IF	AUK	Investor Owned Utility Other - unsecured	UK-Utility	A-	2035	686	3.6%
IF	AUK	Other Asset Securitizations	UK-Asset Securitizations	BBB+	2033	671	3.5%
IF	AUK	Investor Owned Utility Electric - unsecured	UK-Utility	BBB+	2036	621	3.3%
IF	AUK	Sub-Sovereign	Italy-Sub-Sovereign	BBB-	2035	563	3.0%
IF	AUK	PFI - Accommodation	UK-Infrastructure	A-	2038	463	2.4%
PF	AAC	US State Lease/Appropriation	US-Lease and Tax-backed Revenue	BBB	2036	357	1.9%
IF	AUK	PFI - Hospitals	UK-Infrastructure	BBB-	2040	303	1.6%
Total						$6,006	31.6%
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

Net par related to the top ten exposures decreased $85 from December 31, 2023. Exposures are impacted by changes in foreign exchange rates ($63 decrease during the three months ended March 31, 2024), certain indexation rates linked to inflation measures in the United Kingdom (RPI) and scheduled and unscheduled paydowns. As a result of recent increases in inflation, such indexation-linked exposures have increased at a faster pace than they have historically.
The concentration of net par amongst the top ten (as a percentage of net par outstanding) was 32% at March 31, 2024, and 31% at December 31, 2023. Excluding the top ten exposures, the remaining insured portfolio of financial guarantees has an average net par outstanding of $28 per single risk, with insured exposures ranging up to $300 and a median net par outstanding of $5.
Exposure Currency
The table below shows the distribution by currency of AAC’s insured exposure as of March 31, 2024:

Currency	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$10,671	$10,671
British Pounds		£5,739	7,242
Euros		€800	863
Australian Dollars	A$	391	255
Total			$19,031

Ambac Financial Group, Inc.	36	First Quarter 2024 Form 10-Q

Ratings Distribution
The following charts provide a rating distribution of net par outstanding based upon internal Ambac credit ratings(1) and a distribution by bond type of Ambac's below investment grade ("BIG") net par exposures at March 31, 2024 and December 31, 2023. BIG is defined as those exposures with an Ambac internal credit rating below BBB-:

December 31, 2023

AA: 7%
A: 35%
BBB: 40%
BIG: 18%

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
Summary of Below Investment Grade Exposure:

	Net Par Outstanding
Bond Type	March 31, 2024	December 31, 2023
Public Finance:
Military Housing	$360	$361
General Obligations	84	85
Lease and tax-backed revenue	78	80
Other	37	37
Total Public Finance	559	563
Structured Finance:
RMBS	1,604	1,642
Student Loans	171	264
Total Structured Finance	1,775	1,906
International Finance:
Transportation	300	307
Sovereign/sub-sovereign	114	693
Other	1	1
Total International Finance	415	1,001
Total	$2,749	$3,470
The net decline in below investment grade exposures is primarily due de-risking activities and an upgrade of a sub-sovereign exposure.
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

Ambac Financial Group, Inc.	37	First Quarter 2024 Form 10-Q

Results of Operations
Consolidated Results
A summary of our financial results is shown below:

Three Months Ended March 31,	2024	2023
Gross premiums written	$98	$61
Net premiums written	28	18
Revenues:
Net premiums earned	$33	$14
Commission income	18	14
Program fees	3	1
Net investment income	42	34
Net investment gains (losses), including impairments	1	(4)
Net gains (losses) on derivative contracts	2	(4)
Income (loss) on variable interest entities	3	(1)
Other income	3	3
Expenses:
Losses and loss adjustment expenses (benefit)	(1)	18
Amortization of deferred acquisition costs, net	4	1
Commission expense	10	8
General and administrative expenses	36	36
Intangible amortization	12	7
Interest expense	16	16
Provision for income taxes	5	4
Net income (loss)	21	(33)
Less: net (gain) attributable to noncontrolling interest	(1)	(1)
Net income (loss) attributable to common stockholders	$20	$(33)
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2024 and 2023, respectively.
Gross Premiums Written. Gross premiums written increased $37 for the three months ended March 31, 2024, compared to the same period in the prior year, as shown by segment below.

Three Months Ended March 31,	2024	2023
Legacy Financial Guaranty Insurance	$2	$9
Specialty Property & Casualty Insurance	96	52
Total	$98	$61
Legacy Financial Guarantee Insurance gross written premiums relate to changes in expected and contractual premium cash flows for existing financial guarantees in force.
Specialty Property & Casualty Insurance growth in gross premiums written was driven by new programs, including assumed premium written with Everspan as a reinsurer, and growth in existing programs.
Net Premiums Written. Net premiums written increased $10 for the three months ended March 31, 2024 compared to the same period in the prior year, as shown by segment below:

Three Months Ended March 31,	2024	2023
Legacy Financial Guaranty Insurance	$2	$9
Specialty Property & Casualty Insurance	26	9
Total	$28	$18
Legacy Financial Guarantee Insurance net premiums written relate to changes in expected and contractual premium cash flows for existing financial guarantees in force.
Specialty P&C growth was driven by new programs, including assumed premium written by Everspan as a reinsurer, and growth in existing programs.
Net Premiums Earned. Net premiums earned increased $19 for the three months ended March 31, 2024, compared to the same period in the prior year as shown by segment below.

Three Months Ended March 31,	2024	2023
Legacy Financial Guaranty Insurance	$7	$7
Specialty Property & Casualty Insurance	26	7
Total	$33	$14
The increase in Specialty Property & Casualty Insurance was driven by new programs, including premiums earned via assumed reinsurance, and growth in existing programs.
Net Investment Income. Net investment income primarily consists of interest and net discount accretion on fixed maturity securities classified as available-for-sale, interest and changes in fair value of fixed maturity securities classified as trading and net gains (losses) on pooled investment funds which include changes in fair value of the funds' net assets. Fixed maturity securities include investments in Ambac-insured securities that are made opportunistically based on their risk/reward and asset-liability management characteristics. Investments in pooled investment funds and certain other investments are either classified as trading securities with changes in fair value recognized in earnings or are reported under the equity method. These funds and other investments are reported in Other investments on the Unaudited Consolidated Balance Sheets, which consists primarily of pooled fund investments in diversified asset classes. For further information about investment funds held, refer to Note 4. Investments to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q. Net investment income for the periods presented were driven by the Legacy Financial Guarantee segment; other segments' results were not significant.
Net investment income from Ambac-insured securities; available-for-sale and short-term securities, other than Ambac-insured; and Other investments is summarized in the table below:

Three Months Ended March 31,	2024	2023
Securities available-for-sale and short-term other than Ambac-insured	$20	$16
Other investments (includes trading securities)	15	13
Securities available-for-sale: Ambac-insured (including secured notes)	6	5
Net investment income (loss)	$42	$34
Net investment income (loss) increased $8 for the three months ended March 31, 2024 compared to the prior year period.

Ambac Financial Group, Inc.	38	First Quarter 2024 Form 10-Q

•Net investment income from available-for-sale and short-term securities, other than Ambac-insured increased for the three months ended March 31, 2024, compared to the same periods in the prior year due primarily to higher portfolio yields.
•Other investments income (loss) increased $2 for the three months ended March 31, 2024, compared to the same period in the prior year driven by the higher increase in fair value of securities received in the Puerto Rico restructurings and classified as trading. Income from pooled fund investments for the three months ended March 31, 2024, was flat compared to the prior year period. Stronger average performance in the first quarter of 2024 offset the effect of portfolio allocation out of pooled funds since March 31, 2023.
•Net investment income from Ambac-insured securities for the three months ended March 31, 2024, increase $2 compared to prior year period due to additional purchases of AAC-insured student loan securities during 2023. A significant majority of these student loan securities were transferred to a non-consolidated trust in March 2024 in connection with the commutation of the associated AAC financial guarantees.
Net Investment Gains (Losses), including Impairments. The following table provides a breakdown of net investment gains (losses) for the periods presented:

Three Months Ended March 31,	2024	2023
Net gains (losses) on securities sold or called	$—	$(1)
Net foreign exchange gains (losses)	—	(2)
Credit impairments	1	(1)
Intent / requirement to sell impairments	—	—
Net investment gains (losses), including impairments	$1	$(4)
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
Net Gains (Losses) on Derivative Contracts. Net gains (losses) on derivative contracts are driven primarily by results from the Company's legacy interest rate derivatives portfolio. Through the first quarter of 2023, the interest rate derivatives portfolio was positioned to benefit from rising rates as a partial economic hedge against interest rate exposure in the financial guarantee insurance and investment portfolios. This economic hedge was substantially reduced since September 30, 2022 and was fully removed during the second quarter of 2023. Net gains (losses) on interest rate derivatives reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the portfolio, and the impact of counterparty credit adjustments as discussed below. The removal of the economic hedge does not change the exposure of future results to counterparty credit adjustments. Results from other derivatives were not significant to the periods presented.
Net gains (losses) on interest rate derivatives for the three months ended March 31, 2024, were $2 compared to ($4) for the three months ended March 31, 2023. Results for the three months ended March 31, 2024 and 2023 were driven by counterparty credit adjustments as described below. Additionally, the three months ended March 31, 2023, included losses of $2 related to declines in interest rates during the period.
Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. In periods when credit spreads are stable, counterparty credit adjustments will generally have a proportionate offsetting impact to gains or losses on derivative assets, relative to fully collateralized assets. In addition to the impact of interest rates on the underlying derivative asset values, the changes in counterparty credit adjustments are driven by movement of credit spreads. Generally, narrowing (widening) of credit spreads will increase (decrease) derivative gains relative to a period of stable credit spreads. Inclusion of counterparty credit adjustments in the valuation of interest rate derivatives resulted in gains (losses) within Net gains (losses) on derivative contracts of $2 and $(1) for the three months ended March 31, 2024 and 2023, respectively. The counterparty credit adjustments for both periods were driven primarily by changes to the underlying asset values.
Commission Income and Commission Expense. Commission income for the three months ended March 31, 2024, was $18 compared to $14, for the three months ended March 31, 2023. Commissions include both base and profit sharing commissions of the Insurance Distribution segment. The increase was driven by commissions earned by Riverton Insurance Agency, which was purchased in August 2023, and organic growth. Gross commission income has an accompanying expense, commission expense, which will largely track changes in gross commission. For the three months ended March 31, 2024, commission expense of $10 compared to $8 in three months ended March 31, 2023, driven primarily by the same factors as commission income.
Income (Loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to LFG-VIEs, consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating LFG-VIEs during the periods reported. Generally, the Company’s consolidated LFG-VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities.
Income (loss) on variable interest entities was $3 for the three months ended March 31, 2024, compared to $(1) for the three months ended March 31, 2023. Results for the three months ended March 31, 2024 increased from the prior year period due to inclusion of contract revenues from a LFG-VIE initially consolidated in the fourth quarter 2023, partially offset by lower

Ambac Financial Group, Inc.	39	First Quarter 2024 Form 10-Q

fair value gains on the net assets of other LFG-VIEs in the three months ended March 31, 2024 compared to the prior year period.
Refer to Note 9. Variable Interest Entities to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q for further information on the accounting for LFG- VIEs.
Losses and Loss Adjustment Expenses (Benefit). Loss and loss expenses incurred decreased $19 for the three months ended March 31, 2024, compared to the same period in the prior year. The below provides the breakout of loss and loss expenses by segment:

Three Months Ended March 31,	2024	2023
Legacy financial guarantee	$(21)	$13
Specialty property and casualty insurance	19	5
Total	$(1)	$18
The variance within legacy financial guarantee was driven by activities in the RMBS portfolio in both years. The primary driver was largely the positive impact of discount rates in 2024 compared to the negative impact of discount rates in 2023.
The higher loss and loss adjustment expenses in Specialty P&C is primarily due to an increase business production from new programs, including production from assumed reinsurance, and growth in existing programs.
General and Administrative Expenses (G&A). The following table provides a summary of G&A expenses for the periods presented:

Three Months Ended March 31,	2024	2023
Compensation	$17	$16
Non-compensation	19	20
Total G&A expenses	$36	$36
The increase in Compensation G&A expenses during the three months ended March 31, 2024, was due to higher compensation costs from a net increase in staffing from the development and growth, both organic and via acquisitions, of the Specialty Property & Casualty Insurance and Insurance Distribution segments; offset by lower current year period expenses for severance costs and incentive compensation expense, including the impact of performance factor adjustments on stock-based compensation.
The decrease in Non-Compensation G&A expenses during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due to lower Legacy Financial Guarantee Insurance segment's legal defense costs, offset by expenses associated with the ongoing strategic review of the Legacy Financial Guarantee Insurance segment and growth of the Specialty Property & Casualty Insurance and Insurance Distribution segments.
Intangible Amortization. Insurance intangible amortization for the three months ended March 31, 2024, was $11 an increase of $5 as compared to the the three months ended March 31, 2023. The increase for the three months ended March 31, 2024, was driven primarily by de-risking activities. Other intangible amortization for the three months ended March 31, 2024, was $1, and $1 for the three months ended March 31, 2023, respectively.
Interest Expense. All interest expense relates to the Legacy Financial Guarantee Insurance segment and includes accrued interest on the Tier 2 Notes (fully redeemed during the first quarter of 2023), surplus notes and other debt obligations. Additionally, interest expense includes discount accretion when the debt instrument carrying value is at a discount to par. The following table provides details by type of obligation for the periods presented:

Three Months Ended March 31,	2024	2023
Surplus notes	$16	$16
Tier 2 Notes	—	—
Other (principally Ambac UK)	—	—
Total interest expense	$16	$16
Interest expense for the three months ended March 31, 2024, decreased less than $1 compared to the three months ended March 31, 2023, due to the final redemption of Tier 2 secured notes in the first quarter of 2023.
As required by the terms of surplus notes and/or otherwise, AAC will continue to seek OCI’s approval to make payments of principal and interest on its surplus notes. AAC intends to make these requests at least four times a year with respect to payment of a partial amount, as well as the full amount, of the principal and interest then due, unless otherwise directed by OCI. OCI’s approval of AAC’s requests for surplus note payments may be granted or denied in OCI’s sole discretion. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments. Ambac can provide no assurance as to when or if surplus note principal and interest payments will be made. If OCI does not approve payments on or the acquisition of surplus notes over time, the ongoing accretion of interest on the notes may impair AAC's ability to extinguish the notes in full. Surplus notes are subordinated in right of payment to policyholder and other claims.

AAC's recent request to pay principal of, and interest on, surplus notes on the next scheduled payment date of June 7, 2024, remains pending as of May 6, 2024. If OCI declines such request the scheduled payment date for interest, and the scheduled maturity date for payment of principal of the surplus notes, will be extended until OCI grants approval to make such payment. Interest will accrue, compounded on each anniversary of the original scheduled payment date or scheduled maturity date, on any unpaid principal or interest through the actual date of payment, at 5.1% per annum. Holders of surplus notes have no rights to enforce the payment of the principal of, or interest on, surplus notes in the absence of OCI approval to pay such amount. Interest on the outstanding surplus notes was accrued for and AAC is accruing interest on the interest amounts following each scheduled payment date. Total accrued and unpaid interest for surplus notes outstanding was $487 at March 31, 2024. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments.

Ambac Financial Group, Inc.	40	First Quarter 2024 Form 10-Q

Provision for Income Taxes. The provision for income taxes primarily relates to international operations and was $5 for the three months ended March 31, 2024, compared to $4 for the three months ended March 31, 2023, an increase of $1 for the quarter.
Results of Operations by Segment

Legacy Financial Guarantee Insurance
Three Months Ended March 31,	2024	2023
Revenues:
Net premiums earned	$7	$7
Net investment income	38	31
Net investment gains (losses), including impairments	1	(4)
Net gains (losses) on derivative contracts	2	(3)
Other income	5	2
Total	53	32
Expenses:
Loss and loss expenses (benefit)	(21)	13
General and administrative expenses	21	28
Total	1	41
Earnings before interest, taxes, depreciation and amortization (1)	52	(9)
Interest expense	16	16
Depreciation	—	—
Intangible amortization	11	6
Pretax income (loss)	$25	$(32)

Stockholders equity (2)	$928	$824
(1)Abbreviated as "EBITDA" in future references
(2)Represents the share of Ambac stockholders equity for each subsidiary within the Legacy Financial Guarantee Insurance segment, including intercompany eliminations.
The Legacy Financial Guarantee Insurance segment is in active runoff. This will generally result in declining premiums earned, investment income, G&A expenses and intangible amortization. The variability in the segment financial results are primarily driven by (i) change in loss and loss expenses resulting from, amongst other items, credit developments, interest rates and de-risking transactions (may also impact intangible amortization) and (ii) volatility from Other investments income (loss) resulting from changes in market conditions and other performance factors. Key variances not discussed above in the Consolidated Results section are as follows:
Net premiums earned. Net premiums earned increased $1 for the three months ended March 31, 2024, compared to the same period in the prior year. Net premiums earned were impacted by the organic and active runoff of the financial guarantee insured portfolio, resulting in a reduction to current and future normal net premiums earned and the following:
•Changes to the allowance for credit losses on the premium receivable asset. The positive impact on net premiums earned related to credit losses amounted to $1 for the three months ended March 31, 2024, as compared to $0 for the three months ended March 31, 2023.
Investment and Derivative Results. Net investment income increased $7 for the three months ended March 31, 2024, compared to the prior year period, driven by higher yields in fixed income and fair value gains on fixed maturity securities classified as trading. Net investment gains (losses), including impairments increased $5 for the three months ended March 31, 2024, compared to the prior year period, primarily as a result of foreign exchange gains on US dollar denominated securities held by Ambac UK and impairment charges in first quarter 2023. Derivative results improved by $5 compared to first quarter 2023 mostly driven by the impact of counterparty credit adjustments on certain derivative assets that are hedged against interest rate risk. Additionally, the three months ended March 31, 2023 included losses on positions held as partial hedges against interest rate risk elsewhere in the Legacy Financial Guarantee segment. Ambac has exited the derivative positions that led to the first quarter 2023 losses. See Consolidated Results above for further information about investment and derivative results.
Losses and Loss Adjustment Expenses (Benefit). The following provides details for losses and loss adjustment expenses (benefit) incurred for the periods presented:

Three Months Ended March 31,	2024	2023
Structured Finance	$(16)	$20
Domestic Public Finance	(3)	3
Other, including International Finance	(2)	(10)
Totals	$(21)	$13
Loss and loss adjustment expenses (benefit) for the three months ended March 31, 2024, was largely driven by the positive impact of discount rates on the structured insurance portfolio, and assumption changes in the public finance and international portfolios.
Loss and loss adjustment expenses (benefit) for the three months ended March 31, 2023, were largely driven by unfavorable loss development in the RMBS portfolio resulting from a decline in discount rates, partially offset by assumption changes in the international portfolio.
G&A Expenses.
Segment G&A expenses decreased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to (i) the timing of the reimbursement of expenses paid to the Corporate segment of $4 (2023 was paid in three months ended March 31, 2023 and 2024 will be paid in the second quarter of 2024) ii) lower legal defense costs and lower compensation costs than the prior year period. These relative reductions in expenses were partially offset by expenses incurred in the first quarter of 2024 related to the strategic review of the Legacy Financial Guarantee segment.

Ambac Financial Group, Inc.	41	First Quarter 2024 Form 10-Q

Specialty Property and Casualty Insurance
Three Months Ended March 31,	2024	2023
Gross premiums written	$96	$52
Net premiums written	26	9
Revenues:
Net premiums earned	$26	$7
Program fees	3	1
Investment income	1	1
Net investment gains (losses), including impairments	—	—
Total	30	9
Expenses:
Losses and loss expenses incurred	19	5
Amortization of deferred acquisition costs, net	4	1
General and administrative expenses	4	4
Total	28	10
EBITDA	2	$(1)
Pretax income (loss)	$2	$(1)

Retention Ratio (1)	27.2%	17.7%

Loss and LAE Ratio (2)	75.7%	66.6%
Expense Ratio (3)	22.7%	55.3%
Combined Ratio (4)	98.4%	121.9%

Ambac's stockholders equity (5)	$122	$111
(1)Retention ratio is defined as net premiums written divided by gross premiums written
(2)Loss and LAE ratio is defined as losses and loss expenses incurred divided by net premiums earned
(3)Expense Ratio is defined as acquisition costs and general and administrative expenses, reduced by program fees divided by net premiums earned
(4)Combined ratio is defined as Loss and LAE ratio plus Expense Ratio
(5)Represents Ambac stockholders equity in the Specialty Property and Casualty Insurance segment, including intercompany eliminations.
The Specialty Property and Casualty Insurance segment has grown significantly since underwriting its first program in May 2021. Twenty-two programs were authorized to issue policies as of March 31, 2024, including Everspan participating on two programs as a reinsurer. The growth in both the number and size of these programs has contributed to the increase in gross and net premiums written, net premiums earned and net loss and loss expenses incurred.
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
Loss and loss expenses incurred increased for the three months ended March 31, 2024, relative to the three months ended March 31, 2023, primarily due to the growth and diversification of the business. Everspan's loss ratio (including ULAE) was 75.7% at March 31, 2024 versus 66.6% at March 31, 2023, inclusive of prior years development of 4.4% and 0.6%, respectively. The shift in the loss ratio was driven by commercial auto losses, the addition of personal nonstandard auto (through assumed reinsurance), excess auto claims and other liability claims. Everspan's loss ratio may fluctuate as the still nascent inforce book of business scales and seeks to diversify. The increase in the Loss and LAE ratio for the three months ended March 31, 2024, compared to March 31, 2023, was partially offset by a benefit to acquisition costs as a result of sliding scale commission arrangements with program partners. Such benefit reduced the Specialty Property and Casualty Insurance segments expense ratio by 6.1% and 0.6% for the three months ended March 31, 2024 and 2023, respectively. Certain Everspan programs were structured to include sliding scale commission arrangements within a loss ratio range. These sliding scale arrangements help mitigate losses, protect underwriting results and limit earnings volatility.
Loss and loss expenses incurred may be adversely impacted by economic and social inflation. The impact of inflation on ultimate loss reserves is difficult to estimate, particularly in light of recent disruptions to the judicial system, supply chain and labor markets. In addition, going forward, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during the persistence of volatile or uncertain economic conditions, due to, amongst other reasons, unexpected changes in behavior of judicial decisions, claimants and policyholders, including fraudulent reporting of exposures and/or losses. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for loss and loss adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of losses and loss expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period.
General and administrative costs were flat for the three months ended March 31, 2024, relative to the three months ended March 31, 2023, as increases from the ramp up in Everspan's staffing and operations was mostly offset by the timing of incentive compensation accruals.

Ambac Financial Group, Inc.	42	First Quarter 2024 Form 10-Q

Insurance Distribution
Three Months Ended March 31,	2024	2023
Premiums placed	$90	$77

Commission income	$18	$14
Commission expense	10	8
Net commissions	8	7
Expenses:
General and administrative expenses (1)	3	2
EBITDA	5	5
Depreciation (1)	—	—
Intangible amortization	1	1
Pretax income (loss)	$4	$4

Ambac's stockholders equity (2)	$106	$94
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
The Insurance Distribution segment placed premiums for its carriers of approximately $90 for the three months ended March 31, 2024, up $13 or 17%, respectively, as compared to the three months ended March 31, 2023. Higher premiums placed were driven by the acquisition of Riverton Insurance Agency and organic growth. The increase in premiums placed and changes to the mix of business written led to the growth in commission income and commission expense of 22% and 29%, respectively.
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
G&A Expenses. G&A expenses for the three months ended March 31, 2024, increased compared to the three months ended March 31, 2023, primarily as a result of the Riverton acquisition.
LIQUIDITY AND CAPITAL RESOURCES
Holding Company Liquidity
AFG is organized as a legal entity separate and distinct from its operating subsidiaries. AFG is a holding company with no outstanding debt. AFG's liquidity is primarily dependent on its net assets, excluding the operating subsidiaries that it owns, totaling $209 as of March 31, 2024, and secondarily on distributions and expense sharing payments from its operating subsidiaries.
•Under an inter-company cost allocation agreement, AFG is reimbursed by AAC for a portion of certain operating costs and expenses and, if approved by OCI, entitled to an additional payment of up to $4 per year to cover expenses not otherwise reimbursed. The $4 reimbursement was approved by OCI and will be paid to AFG during the second quarter of 2024.
•Substantial uncertainty remains as to AAC's ability to pay dividends to AFG and the timing of any such dividends.
•Everspan's ability to make future dividend payments will mostly depend on its future profitability relative to its capital needs to support growth. Everspan is not expected to pay dividends in the near term.
•Cirrata does not have any regulatory restrictions on its ability to make distributions. AFG received distributions from Cirrata of $2.9 and $1.9 during the three months ended March 31, 2024 and 2023.
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
In the opinion of the Company’s management the net assets of AFG are sufficient to meet AFG’s current liquidity requirements. However, events, opportunities, including acquisitions, or circumstances could arise that may cause AFG to seek additional capital (e.g. through the issuance of debt, equity or hybrid securities).
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

Ambac Financial Group, Inc.	43	First Quarter 2024 Form 10-Q

•As required by the terms of surplus notes and/or otherwise, AAC will continue to seek OCI’s approval to make payments of principal and interest on its surplus notes. AAC intends to make these requests at least four times a year with respect to payment of a partial amount, as well as the full amount, of the principal and interest then due, unless otherwise directed by OCI. OCI’s approval of AAC’s requests for surplus note payments may be granted or denied in OCI’s sole discretion. Since the issuance of the surplus notes in 2010, OCI has declined to approve regular payments of interest on surplus notes, although the OCI has permitted two exceptional payments. Ambac can provide no assurance as to when or if surplus note principal and interest payments will be made. If OCI does not approve payments on or the acquisition of surplus notes over time, the ongoing accretion of interest on the notes may impair AAC's ability to extinguish the notes in full. Surplus notes are subordinated in right of payment to policyholder and other claims.
•As discussed more fully in "Results of Operations" above in this Management's Discussion and Analysis, AAC requested approval from OCI to pay principal of, and interest on, the surplus notes on June 7, 2024, but as of the filing of this Form 10-Q, AAC has yet to receive a response from OCI to such request. Current principal outstanding on AAC's long-term debt consisted of $519 of surplus notes. AAC's future interest obligations on long-term debt include $496 of accrued and unpaid interest all or a portion of which would be payable on surplus notes if approved by OCI on the next scheduled payment date of June 7, 2024.
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
Consolidated Cash Flow Statement Discussion
The following table summarizes the net cash flows for the periods presented.

Three Months Ended March 31,	2024	2023
Cash provided by (used in):
Operating activities	$18	$77
Investing activities	51	441
Financing activities (1)	(47)	(276)
Foreign exchange impact on cash and cash equivalents	—	—
Net cash flow	$21	$243
(1)    Because the trusts established under the Puerto Rico restructurings are consolidated VIEs, certain payments made by AAC to accelerate AAC-insured bonds that were deposited into trusts are reflected as payments of VIE liabilities within financing activities. Cash used in financing activities includes $0 and $108 from such AAC payments, for the three months ended March 31, 2024 and 2023, respectively.
Operating activities
The following represents the significant cash operating activity during the three months ended March 31, 2024 and 2023:
•Cash provided by (i) gross premiums were $64 and $48 for the three months ended March 31, 2024 and 2023, respectively; and (ii) investment portfolio income was $25 and $20 for the three months ended March 31, 2024 and 2023, respectively. The increase in gross premiums were driven by the growth in the Specialty Property and Casualty Insurance segment.
•Interest payments, from the accumulated paid-in-kind interest on the Tier 2 Notes, were $50 for the three months ended March 31, 2023.
•Payments related to (i) G&A expenses were $41 and $37 for the three months ended March 31, 2024 and 2023, respectively; and (ii) reinsurance premiums paid were $34 and $31 for the three months ended March 31, 2024 and 2023, respectively. The increase in reinsurance premiums paid were driven by the growth in the Specialty Property and Casualty Insurance segment.
•Net Legacy Financial Guarantee Insurance loss and loss expenses paid (recovered), including commutation payments, during the three months ended March 31, 2024 and 2023 were ($11) and ($140), respectively. 2023 includes Nomura R&W settlement proceeds of $140.
Future operating flows will primarily be impacted by net premium collections and investment coupon receipts, G&A expenses, net claim and loss expense payments and interest payments on outstanding debt.
Financing Activities
Financing activities for the three months ended March 31, 2024, included paydowns and maturities of VIE debt obligations of $46.
Financing activities for the three months ended March 31, 2023, included payments for redemption of Tier 2 Notes of $97 and paydowns and maturities of VIE debt obligations of $174 (including payments for the accelerations of the VIE trusts created from the Puerto Rico restructuring).

Ambac Financial Group, Inc.	44	First Quarter 2024 Form 10-Q

Collateral
AFS hedged a portion of the interest rate risk in the Legacy Financial Guarantee Insurance segment financial guarantee and investment portfolios, along with legacy customer interest rate swaps, with standardized derivative contracts, which contain collateral or margin requirements. Since the second quarter of 2023, AFS's only remaining derivative positions include a limited number of legacy customer swaps and their associated hedges. Under these hedge agreements, AFS is required to post collateral in excess of the derivative unrealized loss amount. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral posting or a termination have been triggered. All collateral obligations are currently met. Collateral posted by AFS totaled a net amount of $44 (cash and securities collateral of $18 and $26, respectively), including independent amounts, under these contracts at March 31, 2024.
BALANCE SHEET
Total assets increased by less than a million dollars from December 31, 2023, to $8,429 at March 31, 2024, primarily due to (i) higher non-VIE invested assets and (ii) increases in premium receivables, reinsurance recoverables and deferred ceded premiums as a result of growth in the specialty P&C businesses; offset by a decrease in asset values of VIEs and reductions in intangible assets are a result of amortization during the three months ended March 31, 2024.
Total liabilities decreased by approximately $3 from December 31, 2023, to $6,993 as of March 31, 2024, primarily due to decreases in the value of VIE liabilities; partially offset by (i) higher other liabilities from an increase in payable for securities and (ii) higher unearned premiums, deferred program fees and ceded premium payables from the specialty P&C businesses.
As of March 31, 2024, total stockholders’ equity was $1,418, compared with total stockholders’ equity of $1,415 at December 31, 2023. This increase was primarily due to total comprehensive income for the three months ended March 31, 2024, of $5.
Investment Portfolio
Ambac's investment portfolio is managed under established guidelines designed to meet the investment objectives of AAC, Everspan Group, Ambac UK and AFG. Refer to "Description of the Business – Investments and Investment Policy" located in Part I. Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further description of Ambac's investment policies and applicable regulations.
Ambac's investment policies and objectives do not apply to the assets of VIEs consolidated as a result of financial guarantees written by its insurance subsidiaries.

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value at March 31, 2024 and December 31, 2023:

	March 31, 2024					December 31, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consolidated

Fixed maturity securities	$1,535	$138	$—	$14	$1,687	$1,575	$121	$—	$14	$1,710
Fixed maturity securities - trading	29	—	—	—	29	27	—	—	—	27
Short-term	196	29	4	153	382	225	41	4	156	426
Other investments	540	—	—	19	558	457	—	—	18	475
Fixed maturity securities pledged as collateral	26	—	—	—	26	27	—	—	—	27
Total investments (1)	$2,325	$167	$4	$186	$2,682	$2,310	$162	$4	$188	$2,664
(1)    Includes investments denominated in non-US dollar currencies with a fair value of £347 ($438) and €22 ($24) as of March 31, 2024 and £342 ($436) and €25 ($27) as of December 31, 2023.
Ambac invests in various asset classes in its fixed maturity securities portfolio. Other investments primarily consist of diversified interests in pooled funds. Refer to Note 4. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for information about fixed maturity securities and pooled funds by asset class.

Ambac Financial Group, Inc.	45	First Quarter 2024 Form 10-Q

The following charts provide the ratings(1) distribution of the fixed maturity investment portfolio based on fair value at March 31, 2024 and December 31, 2023:

(1)Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)Below investment grade and not rated bonds insured by Ambac represent 18% and 21% of the March 31, 2024, and December 31, 2023, combined fixed maturity portfolio, respectively.
Premium Receivables
Ambac's premium receivables increased to $299 at March 31, 2024, from $290 at December 31, 2023. The increase is primarily due to growth in the Specialty P&C Insurance Segment, including receivables related to the programs where Everspan participates as a reinsurer. At March 31, 2024, Legacy Financial Guarantee Insurance and Specialty P&C premiums receivables were $237 and $62, respectively.
Premium receivables by payment currency were as follows:

Currency	Premium Receivable in Payment Currency	Premium Receivable in U.S. Dollars
U.S. Dollars	$215	$215
British Pounds	£56	71
Euros	€12	13
Total		$299
Reinsurance Recoverable on Paid and Unpaid Losses
Ambac has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties under certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Those reinsurance counterparties that do not currently post collateral are well capitalized, highly rated, authorized capacity providers. Ambac benefited from letters of credit and collateral amounting to approximately $127 from its reinsurers at March 31, 2024.  Additionally, while legacy liabilities from the recent Specialty P&C acquisitions were fully ceded to certain reinsurers, Everspan also benefits from an unlimited, uncapped indemnity from the respective sellers to mitigate any residual risk to these reinsurers. As of March 31, 2024 and December 31, 2023, reinsurance recoverable on paid and unpaid losses were $224 and $195, respectively primarily due to growth in the Specialty P&C Insurance Segment.
Intangible Assets
Intangible assets primarily include (i) an insurance intangible asset that was established at AFG's emergence from bankruptcy (Legacy Financial Guarantee Insurance Segment) in 2013, representing the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities of $233 at March 31, 2024, (ii) intangible assets established as part of acquisitions in the Insurance Distribution business of $46 at March 31, 2024, (iii) indefinite-lived intangible assets in the Specialty P&C business as part of its acquisitions of $14 at March 31, 2024.
As of March 31, 2024 and December 31, 2023, intangible assets were $293 and $307, respectively. The decline is primarily driven by amortization during the three months ended March 31, 2024.
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

Ambac Financial Group, Inc.	46	First Quarter 2024 Form 10-Q

Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 8. Insurance Contracts, respectively, of the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further information on loss and loss expenses.
The loss and loss expense reserves, net of subrogation recoverables and before reinsurance as of March 31, 2024 and December 31, 2023, were $721 and $756, respectively.

Loss and loss adjustment expense reserves are included in the Unaudited Consolidated Balance Sheets as follows:

	March 31, 2024:					December 31, 2023:
	Specialty Property and Casualty	Legacy Financial Guarantee				Specialty Property and Casualty	Legacy Financial Guarantee
		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Balance Sheet Line Item	Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries			Gross Loss and Loss Expense Reserves	Claims and Loss Expenses	Recoveries
Loss and loss expense reserves	$237	$693	$(56)	$(24)	$851	$197	$779	$(55)	$(28)	$893
Subrogation recoverable	—	1	(131)	—	(130)	—	1	(139)	—	(137)
Totals	$237	$695	$(187)	$(24)	$721	$197	$780	$(194)	$(28)	$756

Legacy Financial Guarantee Insurance:
Ambac has exposure to various bond types issued in the debt capital markets. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”), student loan securities and public finance securities. These bond types represent 91% of our ever-to-date insurance claims recorded, with RMBS comprising 60%. The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at March 31, 2024 and December 31, 2023:

	March 31, 2024:					December 31, 2023:
	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)	Gross Par Outstanding (1)	Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
		Claims and Loss Expenses	Recoveries				Claims and Loss Expenses	Recoveries
Structured Finance	$1,747	$599	$(167)	$(7)	$426	$1,860	$679	$(172)	$(10)	$497
Domestic Public Finance	929	78	(8)	(8)	63	834	82	(8)	(8)	66
Other, including International finance	1,125	13	(12)	(9)	(9)	1,144	15	(13)	(10)	(8)
Loss expenses	—	4	—	—	4	—	4	—	—	4
Totals	$3,801	$695	$(187)	$(24)	$484	$3,838	$780	$(194)	$(28)	$559
(1)    Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves were $366 and $25 respectively, at March 31, 2024, and $362 and $30, respectively at December 31, 2023. Recoverable ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses on the balance sheet.
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
While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted uncertainty that adversely affects market conditions. Accordingly, it is possible that our estimated loss reserves, gross of reinsurance, for financial guarantee insurance policies could be understated. We have attempted to identify possible cash flows related to losses and recoveries using more stressful assumptions than the probability-weighted outcome recorded. The possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2024, and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes relating to losses and recoveries. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is possible to have stressed outcomes in all cases, it is possible that we could have stress case outcomes in some or even many cases. See “Risk Factors” in Part I, Item 1A as well as the descriptions of "RMBS Variability," "Public Finance Variability," "Student Loan Variability," and "Other Credits, including Ambac UK, Variability" in Part II, Item

Ambac Financial Group, Inc.	47	First Quarter 2024 Form 10-Q

7 of the Company's 2023 Annual Report on Form 10-K, and Part II, Item1A "Risk Factors" of this Quarterly Report, for further discussion of the risks relating to future losses and recoveries that could result in more highly stressed outcomes.
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
Structured Finance Variability:
Using the approaches described above, the possible increase in loss reserves for structured finance credits for which we have an estimate of expected loss at March 31, 2024, could be approximately $55 and there can be no assurance that losses may not exceed such amounts.
Domestic Public Finance Variability:
Ambac’s U.S. public finance portfolio consists of municipal bonds such as general and revenue obligations and lease and tax-
backed obligations of state and local government entities; however, the portfolio also includes a wide array of non-municipal types of bonds, including transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests, the largest sector of which is U.S. military housing.
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

Ambac Financial Group, Inc.	48	First Quarter 2024 Form 10-Q

law that could reduce certain municipal investors' appetite for tax-exempt municipal bonds or put pressure on issuers in states with high state and local taxes. These factors could deprive issuers access to funding at a level necessary to avoid defaulting on their obligations.
For the public finance credits for which we have an estimate of expected loss at March 31, 2024, the sum of all the highest stress case loss scenarios is $120 and there can be no assurance that losses may not exceed such amounts.
Other Credits, including International Finance Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes. For all other credits, including Ambac UK, for which we have an estimate of expected loss, the sum of all the highest stress case loss scenarios is approximately $75 greater than the loss reserves at March 31, 2024. There can be no assurance that losses may not exceed such amounts.
Long-term Debt
Long-term debt includes AAC surplus notes and the Ambac UK debt issued in connection with a commutation. All long-term debt relates to the Legacy Financial Guarantee segment.
The carrying value of each of these as of March 31, 2024 and December 31, 2023 is below:

	March 31, 2024	December 31, 2023
Surplus notes	$495	$491
Ambac UK debt	17	17
Total Long-term Debt	$512	$508
The increase in long-term debt from December 31, 2023, resulted from accretion on the carrying value of surplus notes and Ambac UK debt.
VARIABLE INTEREST ENTITIES
Please refer to Note 9. Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 12. Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for information regarding variable interest entities.
ACCOUNTING STANDARDS
There are no new accounting standards applicable to Ambac that have been issued but not yet adopted.
U.S. INSURANCE STATUTORY BASIS FINANCIAL RESULTS
AFG's U.S. insurance subsidiaries prepare financial statements under accounting practices prescribed or permitted by its domiciliary state regulator (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) is adopted as a component of prescribed practices by each domiciliary state. For further information, see "Ambac Assurance Statutory Basis Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Ambac Assurance Corporation
AAC’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $878 and $1,181 at March 31, 2024, respectively, as compared to $897 and $1,201 at December 31, 2023, respectively.  As of March 31, 2024, statutory policyholder surplus and qualified statutory capital included $519 principal balance of surplus notes outstanding and $115 liquidation preference of preferred stock outstanding. These surplus notes (in addition to related accrued interest of $487 that is not recorded under statutory basis accounting principles); preferred stock; and all other liabilities, including insurance claims are obligations that, individually and collectively, have claims on the resources of AAC that are senior to AFG's equity and therefore impede AFG's ability to realize residual value and/or receive dividends from AAC. The drivers to the net decrease in policyholder surplus were the statutory net loss of $25 for the three months ended March 31, 2024, partially offset by investment valuation changes that are direct increases (decreases) to surplus of $6. The statutory net loss for the three months ended March 31, 2024, was driven by the de-risking of certain student loan exposures,
AAC's statutory surplus and therefore AFG's ultimate ability to realize residual value and/or dividends from AAC is sensitive to multiple factors, including: (i) loss reserve development, (ii) approval by OCI of payments on surplus notes, (iii) ongoing interest costs associated with surplus notes, (iv) swap gains and losses at AFS, the financial position of which is supported by certain guarantees and financing arrangements from AAC, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of pooled fund and other investments carried at fair value, (ix) realized gains and losses, including losses arising from other than temporary impairments of investment securities, (x) the ultimate residual value of Ambac UK, which may be impacted by numerous factors including foreign exchange rates, and (xi) future changes to prescribed practices by the OCI.
Everspan Indemnity Insurance Company
Everspan Indemnity Insurance Company’s statutory policyholder surplus was $108 at March 31, 2024, as compared to $108 at December 31, 2023. The drivers within the period was net income at Everspan Indemnity Insurance Company, including its

Ambac Financial Group, Inc.	49	First Quarter 2024 Form 10-Q

subsidiaries, of $1 during the three months ended March 31, 2024, offset by a reduction in policyholders surplus for changes in capital contributions, primarily related to incentive compensation awards.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £499 at March 31, 2024, as compared to £489 at December 31, 2023. At March 31, 2024, the carrying value of cash and investments was £546, a increase from £535 at December 31, 2023. The increase in shareholders’ funds and cash and investments was primarily due to the continued receipt of premiums, investment gains and foreign exchange gains, partially offset by general and administrative expenses and tax payments.
Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP. Available and eligible capital resources under Solvency II, to meet solvency capital requirements, were £430 at December 31, 2023, the most recently published position. Eligible capital resources at December 31, 2023 were in comparison to regulatory capital requirements of £220. Therefore, Ambac UK was in a surplus position in terms of compliance with applicable regulatory capital requirements by £210 at December 31, 2023.

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
EBITDA — We define EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization of intangible assets. The following table reconciles net income (loss) to the non-GAAP measure, EBITDA on a consolidation and segment basis for all periods presented:

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated	Legacy Financial Guarantee Insurance	Specialty Property & Casualty Insurance	Insurance Distribution	Corporate & Other	Consoli-dated
Net income (loss)	$20	$2	$4	$(5)	$21	$(36)	$(1)	$3	$—	$(33)
Adjustments:
Interest expense	16	—	—	—	16	16	—	—	—	16
Income taxes	5	—	—	—	5	4	—	—	—	4
Depreciation	—	—	—	—	1	—	—	—	—	—
Amortization of intangible assets	11	—	1	—	12	6	—	1	—	7
EBITDA	$52	$2	$5	$(5)	$55	$(9)	$(1)	$5	$—	$(5)
(1)    EBITDA is prior to the impact of noncontrolling interests, and relates to subsidiaries where Ambac does not own 100% in the amounts, of $0.9 and $0.9 for the three months ended March 31, 2024 and 2023, respectively. These noncontrolling interests are primarily in the Insurance Distribution segment.

Ambac Financial Group, Inc.	50	First Quarter 2024 Form 10-Q

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
The following table reconciles net income (loss) attributable to common stockholders to the non-GAAP measure, Adjusted net income:

Three Months Ended March 31,	2024		2023
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Net income (loss) attributable to common shareholders	$20	$0.43	$(33)	(0.73)
Adjustments:
Net investment (gains) losses, including impairments	(1)	(0.01)	4	0.10
Intangible amortization	12	0.26	7	0.15
Litigation costs	6	0.13	9	0.19
Foreign exchange (gains) losses	—	0.01	—	(0.01)
Workforce change costs	—	—	1	0.02
Pretax adjusted net income (loss)	39	$0.82	(13)	$(0.28)
Income tax effects	—	—	(1)	(0.02)
Net (gains) attributable to noncontrolling interests	—	—	—	—
Adjusted Net Income (Loss)	$38	$0.82	$(14)	$(0.30)

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
The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a dollar amount and per share basis, for all periods presented:

	March 31, 2024		December 31, 2023
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,365	$30.19	$1,362	$30.13
Adjustments:
Insurance intangible asset	(233)	(5.16)	(245)	(5.43)
Net unearned premiums and fees in excess of expected losses	154	3.40	162	3.59
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	27	0.60	20	0.45
Adjusted book value	1,313	$29.03	$1,299	$28.74
The increase in Adjusted Book Value since December 31, 2023 was primarily attributable to Ambac's net income (excluding earned premium previously included in Adjusted Book Value), partially offset by the negative effect foreign exchange rates.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
As of March 31, 2024, there were no material changes in the market risks that the Company is exposed to since December 31, 2023.
Item 4.     Controls and Procedures
In connection with the preparation of this first quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, Ambac’s disclosure controls and procedures were effective.

Ambac Financial Group, Inc.	51	First Quarter 2024 Form 10-Q

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 14. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 19: Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2023, which is hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Unregistered Sales of Equity Securities — No matters require disclosure.
(b)    Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac's share purchases during the first quarter of 2024.

	Jan-2024	Feb-2024	Mar-2024	First Quarter 2024
Total Shares Purchased	—	—	42,016	42,016
Average Price Paid Per Share	$—	$—	$16.24	$16.24
Total Number of Shares Purchased as Part of Publicly Announced Plan	—	—	—	—
Approximate Dollar Value of Shares That may Yet be Purchased Under the Plan (in millions)	$16	$16	$—	$—
When restricted stock unit awards issued by Ambac vest or settle, they become taxable compensation to employees. For certain awards, shares may be withheld to cover the employee's portion of withholding taxes. In the first quarter of 2024, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.
On March 29, 2022, our Board of Directors approved a share repurchase program authorizing up to $20 million in share repurchases, and on May 5, 2022, the Board of Directors authorized an additional $15 million share repurchase. This program expired on March 31, 2024. The following table shows shares repurchased by year.

($ in millions, except per share)	2023	2022	Total
Shares repurchased	325,068	1,605,316	1,930,384
Total cost	$4.5	$14.2	$18.7
Average purchase price per share	$13.88	$8.86	$9.70
Item 3.    Defaults Upon Senior Securities — No matters require disclosure.

Item 5.    Other Information — In the last fiscal quarter, none of our directors or executive officers adopted, terminated,, or modified any Rule 10b5-1 trading arrangement, or any non-Rule 10b5-1 trading arrangement. No other matters require disclosure.

Ambac Financial Group, Inc.	52	First Quarter 2024 Form 10-Q

Item 6.    Exhibits

Exhibit Number	Description
Other exhibits, filed or furnished, as indicated:
10.1+	Form of 2024 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick, Ksenak, McGinnis and Ms. Smith.
10.2+	Form of 2024 Restricted Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco and Eisman.
10.3+	Form of 2024 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. LeBlanc, Trick, Ksenak, McGinnis and Ms. Smith.
10.4+	Form of 2024 Performance Stock Unit Award Agreement between Ambac Financial Group, Inc. and Messrs. Barranco and Eisman.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags or embedded within the Inline XBRL document

+ Filed herewith. ++ Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	May 6, 2024	By:	/s/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Ambac Financial Group, Inc.	53	First Quarter 2024 Form 10-Q